Form 10-K
AMERICAN REAL ESTATE PARTNERS L P
filed 1995-03-31
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                        _________________
                            FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994
                                OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                 Commission File Number 1-9516

               AMERICAN REAL ESTATE PARTNERS, L.P.
               -----------------------------------
      (Exact name of registrant as specified in its charter)

     DELAWARE                                   13-3398766
     --------                                ----------------

(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

90 South Bedford Road, Mt. Kisco, New York         10549
------------------------------------------    ----------------
(Address of principal executive offices)         (Zip Code)

                            (914) 242-7700
                            --------------
          (AREP's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
     Title of each class                 on which registered
     -------------------                ---------------------

Depositary Units Representing           New York Stock Exchange
  Limited Partner Interests

5% Cumulative Pay-in-Kind               New York Stock Exchange
  Redeemable Preferred Units
  Representing Limited Partner
  Interests

Securities registered pursuant to Section 12(g) of the Act:

                               None

     Indicate by check mark whether AREP (1) has filed all
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.
                         YES   X        NO
                             ----          ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based upon the closing price of Depositary Units on March 17, 1995, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $91,796,861.

Trading in the Preferred Units has not yet commenced but is expected to begin on March 31, 1995 on a when issued basis.

Number of Depositary Units outstanding as of March 17, 1995:
13,812,800.<F1>

Number of Preferred Units outstanding as of March 17, 1995:  0.<F1>

--------------------
<F1> Subject to the terms of the Subscription Guaranty Agreement (as defined herein), as of the date hereof there were no Preferred Units outstanding. AREP expects that there will be up to approximately 2,000,000 Preferred Units outstanding and approximately an additional 12,000,000 Depositary Units outstanding following the closing of the rights offering referenced in this Form 10-K.

                              PART I
                              ------

Item 1.   Business.
          --------

Introduction
------------

     American Real Estate Partners, L.P. ("AREP") was formed in Delaware on February 17, 1987. Pursuant to an exchange offer (the "Exchange Offer") which was consummated on July 1, 1987, AREP acquired the real estate and other assets, subject to the liabilities, of thirteen limited partnerships (the "Predecessor Partnerships"). The Predecessor Partnerships acquired such assets between 1972 and 1985. A registration statement on Form S-4 relating to the Exchange Offer (Registration No. 33-13943) was filed with the Securities and Exchange Commission (the "SEC") and declared effective May 18, 1987.

     AREP's general partner is American Property Investors, Inc. (the "General Partner"), a Delaware corporation which is wholly owned by Carl C. Icahn ("Icahn"). The General Partner's principal business address is 90 South Bedford Road, Mt. Kisco, New York 10549. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the "Subsidiary"), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires.

     During the end of March and early April 1995, AREP anticipates completing a rights offering (the "Rights Offering"), pursuant to which it will raise approximately $109,000,000, net of related expenses. High Coast Limited Partnership, a Delaware limited partnership which is controlled by Icahn, has acted as guarantor of the offering (the "Guarantor"). Through the Guarantor, Icahn will exercise certain subscription rights and an over-subscription privilege to acquire additional depositary units representing limited partner interests (the "Depositary Units") and 5% cumulative pay-in-kind redeemable preferred units representing limited partner interests (the "Preferred Units"). As of March 17, 1995, Icahn, through the Guarantor, beneficially owned 9.89% of the Depositary Units then outstanding prior to giving effect to the Rights Offering. In addition, as a result of the Guarantor's participation in the Rights Offering, AREP expects that Icahn will increase his percentage ownership in AREP and obtain a substantial portion of the Preferred Units being offered. A registration statement on Form S-3 relating to the Rights Offering (Registration No. 33-54767) was filed with the SEC and declared effective February 23, 1995. See "Business -- Rights Offering" and ITEM 12 -- "Security Ownership of Certain Beneficial Owners and Management."

Description of Business
-----------------------

     AREP is in the business of acquiring and managing real estate and activities related thereto. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Most of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets are generally net-leased to single, corporate tenants. As of March 17, 1995, AREP owned 249 separate real estate assets primarily consisting of fee and leasehold interests in 35 states and Canada (one property). As discussed below, AREP is seeking to acquire new investments to take advantage of investment opportunities it believes exist in the current real estate market to further diversify its portfolio and to mitigate against lease expirations.

     For each of the years ended December 31, 1994, 1993 and 1992, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1994 and 1993, Portland General Electric Company ("PGEC") occupied a property (the "PGEC Property") which represented more than 10% of AREP's total assets. See ITEM 2 -- "Properties."

     Certain of AREP's investments may be owned by special purpose subsidiaries formed by AREP or by joint ventures (including joint ventures with affiliates of the General Partner) in which AREP, or AREP together with an affiliate, has a controlling interest. For example, AREP entered into two joint ventures with unaffiliated co-venturers in June 1994 for the purpose of developing two luxury garden apartment complexes. The first joint venture, formed as an Alabama limited liability company, is developing a 240-unit multi-family project in Hoover, Alabama. The second joint venture, a Delaware limited partnership, is developing a 288-unit multi-family project in Cary, North Carolina.

     In addition to holding real property, AREP may originate or purchase mortgage loans including non-performing mortgage loans. AREP will normally acquire non-performing mortgage loans with a view to acquiring title to or control over the underlying properties and in 1993 it acquired two such loans on two residential apartment complexes located in Lexington, Kentucky. AREP foreclosed on one of these loans in 1993 and one in 1994 and now holds title to the underlying properties.

     AREP also may retain purchase money mortgages in connection with its sale of portfolio properties, with such terms as the General Partner deems appropriate at the time of sale, and may indirectly acquire interests in real estate by acquiring the securities of entities which own real estate.

     All decisions with respect to the improvement, expansion, acquisition, disposition, development, management, financing or refinancing of properties or other investments are at the sole discretion of the General Partner.


Rights Offering
---------------

     During the end of March and early April 1995 AREP anticipates completing the Rights Offering through which it will raise approximately $109,000,000, net of related expenses. Pursuant to the terms of the Rights Offering, holders of Depositary Units on the record date received one transferable subscription right (each, a "Right") for each seven Depositary Units held. Each Right was exercisable for a combination of securities consisting of six Depositary Units and one Preferred Unit.

     AREP conducted the Rights Offering to raise funds to increase its assets available for investment, thereby better positioning it to take further advantage of investment opportunities in the real estate market, to further diversify its portfolio and to mitigate against the impact of lease expirations. Most of AREP's real estate assets are net-leased to single corporate tenants. By the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 40% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the next decade and is seeking to acquire new investments to mitigate against such a possibility and diversify its portfolio.

     The General Partner believes that, because of overdevelopment in certain real estate markets and the desire of certain real estate holders, including financial institutions, to dispose of real estate assets, there are significant opportunities available to acquire new investments that are undervalued, including commercial properties, land parcels, residential development projects and non-performing loans. Such properties may not be generating positive cash flow in the near term; however, the General Partner believes that in the current market, properties requiring some degree of management or development activity has the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow.
A substantial portion of the proceeds from the Rights Offering will be used to fund the acquisition of such properties. The
General Partner believes that the acquisition by AREP of properties requiring some degree of management or development activity is consistent with AREP's historical investment objectives of reinvesting the proceeds of sales and refinancings in properties that offer greater growth potential and portfolio diversification.

     Following the closing of the Rights Offering, there will be approximately 2,000,000 Preferred Units and approximately an additional 12,000,000 Depositary Units outstanding (subject to rounding). The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit will have a liquidation preference of $10.00 and will entitle the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, AREP, with the approval of the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"), may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either all in cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in ITEM 10 -- "Directors and Executive Officers of AREP," below.


Recent Acquisitions
-------------------

     In June 1994, AREP entered into two joint ventures with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

     The first joint venture, formed as an Alabama limited liability company, will develop a 240-unit multi-family project situated on approximately twenty acres currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. AREP, which owns a seventy percent (70%) majority interest in the joint venture, contributed $1,750,000 in June
1994, and the co-venturer contributed $250,000. Distributions will be made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $8,760,000 and is guaranteed by the co-venturer and personally by its principals. The development costs are expected to total approximately

$11,350,000.  As of December 31, 1994, approximately $5,529,000 of development costs have been incurred, including the acquisition of land valued at approximately $1,138,000. Construction loan funding at December 31, 1994 was approximately $2,400,000. The first units were completed and available for occupancy in February 1995 and project completion is scheduled for August 1995. An affiliate of AREP's co-venturer will manage the property. A reinvestment incentive fee of approximately $40,000 is due to the General Partner upon completion of the project.

     The second joint venture, a Delaware limited partnership, will develop a 288-unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). AREP, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $3,744,000 as of December 31, 1994 and is a limited partner. The co-venturer is the general partner and also has a limited partner interest. AREP is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests.
AREP made its final contribution which totalled approximately $278,000 in January 1995. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of December 31, 1994, approximately $3,891,000 of development costs had been incurred, including the acquisition of land valued at approximately $1,600,000. The first units are expected to be available for occupancy on or about July 1995 and project completion is scheduled for February 1996. An affiliate of AREP's co-venturer will manage the property. A reinvestment incentive fee of approximately $70,000 is due to the General Partner upon completion of the project.


Investment Opportunities and Strategies
---------------------------------------

     In selecting future investments, AREP intends to focus on assets that it believes are undervalued in the current real estate market, such as development properties and non-performing loans, which the General Partner believes have the potential to diversify and enhance the long-term value of AREP's portfolio. Such investments may require active management, which could result in higher operating expenses for AREP. The cash flow generated by an asset will be a consideration, but AREP may acquire assets that are not generating positive cash flow. While this may impact cash flow in the near term and there can be no assurance that any property acquired by AREP will increase in value or generate positive cash flow, management intends to focus on assets that it believes may provide opportunities for long-term growth and diversification of its portfolio. Investment by the Partnership in certain types of assets that may be regarded as non-income producing, such as land or non-performing loans, is currently restricted under AREP's $50 million senior unsecured debt financing (the "Senior Unsecured Debt"). The holders of the

Senior Unsecured Debt have agreed, however, to waive this restriction with respect to additional capital raised by AREP in the Rights
Offering and the Partnership may, subject to negotiating terms favorable to the Partnership, prepay in full the Senior Unsecured
Debt with a portion of the proceeds from the Rights Offering.

     Management will seek to identify and evaluate opportunities that could permit an investment to be made on favorable terms. For example, management believes that such attractive investment opportunities will be available in the context of assets held or controlled by persons who do not intend to hold such assets for long-term investment (such as assets of failed financial institutions sold in connection with their interim management by federal or state regulators and similar assets which management believes will be available from insurance companies or financial institutions under regulatory pressure to sell). AREP will also consider investments in properties encumbered by indebtedness that are in default, are not performing or are believed by management to be likely to be subject to future default, and properties performing at a level believed by management to be substantially below their potential, due to identifiable management weaknesses or temporary market conditions such as oversupply of comparable space or stagnant or recessionary local or regional economies.

     AREP may also elect to establish an ownership position by first acquiring debt secured by targeted assets and then negotiating for the ownership of some or all of the underlying equity in such assets. For example, properties in Lexington, Kentucky were purchased at substantial discounts through the acquisition of the mortgages secured by these properties. See
"Financing Activities" below and Notes 7 and 8 to the Financial
Statements contained herein. AREP also may seek to establish a favorable economic and negotiating position through the acquisition of other rights or interests that provide it with leverage in negotiating the acquisition of targeted assets. AREP also will seek to acquire assets that are not in financial distress but which, due to the particular circumstances of their ownership, use or locations, present substantial opportunities for development or long-term growth.


Financing Activities
--------------------

     During 1994 AREP had approximately $10,000,000 in maturing balloon mortgages due, approximately $6,700,000 of which has been repaid and approximately $3,300,000 of which has been refinanced. Approximately $5,700,000 and $16,000,000 are due in 1995 and 1996, respectively. During the period 1997 through 1998 approximately $9,100,000 in balloon mortgages will come due.
AREP will seek to refinance a portion of these maturing mortgages, although it does not expect to be able to refinance all of them and may be required to repay them from cash flow and reserves created from time to time, thereby reducing cash flow otherwise available for other uses. See Note 8 to the Financial Statements contained herein.

     AREP also has significant maturing debt requirements under its two unsecured note agreements (the "Note Agreements") that it entered into in May 1988. Under the Note Agreements, AREP is required to make semi-annual interest payments and annual principal payments. In May 1994, AREP repaid $10,000,000 of the outstanding principal balance under the Note Agreements. Prior to 1994, AREP was not required to pay principal under the Note Agreements. Principal payments of approximately $11,308,000 are due under such agreements annually from 1995 through 1998. Subject to negotiating terms favorable to AREP, the Senior Unsecured Debt may be prepaid in full with a portion of the proceeds from the Rights Offering. See ITEM 2 -- "Properties."

     A balloon payment of approximately $6,266,000 was originally due June 1, 1994 on a nonrecourse mortgage which encumbered the Holiday Inn in Phoenix, Arizona; however, AREP paid off approximately $2,966,000 on that date and subsequently refinanced the remaining balance with a nonrecourse mortgage loan in the amount of $3,330,000. See Note 8(i) to the Financial Statements contained herein.

     On July 25, 1994 AREP obtained financing on the two apartment complexes located in Lexington, Kentucky. The two nonrecourse mortgage loans are in the amount of $5,500,000 and $4,500,000, respectively. See Note 8(j) to the Financial Statements contained herein. Under the terms of the loans, $100,000 was initially funded on each loan, with the balance funded on January
19, 1995.


Leasing Activities
------------------

     In 1994, fourteen leases covering fourteen properties and representing approximately $810,000 in annual rentals expired. Seven of these fourteen leases, originally representing approximately $513,000 in annual rental income, were re-let or renewed for approximately $593,000 in annual rentals. One property, with an approximate annual rental income of $112,000, has been renewed at $175,000, which amount has been determined by a market appraisal. Three properties with an approximate annual rental income of $69,000 are currently being marketed for sale or lease. Three properties with an approximate annual rental income of $116,000 were sold in 1994.

     In 1995, 24 leases covering 24 properties and representing approximately $832,000 in annual rentals are scheduled to expire. Eleven of these 24 leases, originally representing approximately $492,000 in annual rental income, have been or will be re-let or renewed for approximately $507,000 in annual rentals. Thirteen leases with an approximate annual rental income of $340,000 will be marketed for sale or lease when the current lease terms expire.

     By the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 40% of AREP's net annual rentals will be due for renewal. See "Business -- Rights
Offering" above.


Bankruptcies and Defaults
-------------------------

     AREP is aware that eleven of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects -- at least in the near term -- to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's eleven present and former tenants involved in bankruptcy proceedings or reorganization, eight have rejected their leases, affecting 27 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses).

     The two most significant bankruptcies which affected AREP involved Days Inn and Integra. In August 1993, AREP reached a settlement of its bankruptcy claim against Days Inn of America
(now known as Buckhead America Corporation ("Buckhead")). On September 27, 1991, the debtor filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code and rejected its lease effective July 31, 1992. In August 1993, AREP reached a settlement of its claim against Buckhead. Pursuant to the settlement, AREP received approximately $184,000 and $1,035,000 in cash and stock in Buckhead in the years ended December 31, 1994 and 1993, respectively. Such amounts were recognized as "other income" in the years then ended. See Note 7(d) to the Financial Statements contained herein. AREP engaged a management company to perform on-site and supervisory management services for the former
Buckhead's property. Management estimates that AREP will incur costs of approximately $3.2 million over the next three years, as leases are executed, to renovate, build-out and re-lease the property.

     Buckhead's rejection of the lease adversely impacted AREP's cash flow by approximately $110,000 per month. As a result of Buckhead's rejection of the lease, management wrote down the value of the Buckhead property to what it believed was its recoverable value in the year ended December 31, 1991.

     Integra, which leased two hotel properties located in Miami, Florida and Phoenix, Arizona filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code on July 14, 1992. The tenant's petition to reject the leases of those properties was approved on August 7, 1992, and AREP assumed operation of the properties on that date.

     AREP has entered into a management agreement for the operation of the two hotel properties with a national management organization. Since August 7, 1992, both properties have been classified as Hotel Operating Properties and their revenues and expenses have been separately disclosed in the Consolidated Statements of Earnings. Income from hotel operations ("Hotel Operating Income" minus "Hotel Operating Expenses," as defined in the Financial
Statements contained herein) was approximately $1,781,000, $1,195,000 and $795,000 for the years ended December 31, 1994, 1993 and 1992, respectively. This was approximately $379,000, $965,000 and $100,000 less than the rent that would have been payable pursuant to the rejected leases.

     AREP has also entered into a ten-year licensing agreement with Holiday Inn Franchising, Inc. for these two hotel properties. According to the terms of the agreement, AREP will make a monthly payment for royalties, marketing and reservation fees of approximately 7.5% of gross revenues and a one-time licensing fee of approximately $185,000. Additionally, pursuant to a property improvement plan accepted by AREP in connection with this agreement, AREP has incurred capital expenditures of approximately $2,550,000 for these two properties, most of which was paid in 1993. See Note 7(e) to Financial Statements contained herein.

     AREP has claims against Integra for damages arising out of the rejection of the leases and deferred maintenance costs. A claim was submitted to the Bankruptcy Court in 1992. There can be no assurance that AREP will be able to recover all or any portion of this claim. As a result of the lease rejection, AREP wrote down the value of the Phoenix property to reflect what management believed to be the recoverable value of the property by incurring a provision for loss on real estate in the amount of approximately $4,538,000 for the year ended December 31, 1992.

     AREP has recently been informed that Grand Union, a tenant leasing eight of AREP's properties, representing approximately $1,450,000 in annual rentals (including two properties which are sublet, representing approximately $58,000 in annual rentals), is currently involved in bankruptcy proceedings. AREP is not yet aware of any plans the tenant may have to seek to accept or reject any or all of such leases. See Note 16(a) to the Financial Statements contained herein.

     For a description of certain other tenant and mortgagor bankruptcies affecting AREP, please refer to Notes 7, 12 and 16 to the Financial Statements contained herein. The General Partner monitors all tenant bankruptcies and defaults and may, when it deems it necessary or appropriate, establish additional reserves for such contingencies.

Environmental Matters
---------------------

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property invested in by AREP, AREP could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. AREP will generally require that properties in which AREP invests have been subject to a Phase I environmental audit, which involves record review, visual site assessment and personnel interviews, but does not involve invasive procedures such as soil sampling or groundwater analysis. There can be no assurance, however, that these audits will reveal all potential liabilities or that future uses or conditions or changes in applicable environmental laws and regulations will not result in the creation of environmental liabilities with respect to a property.

     Most of AREP's properties continue to be net-leased to single corporate tenants, and AREP believes these tenants would be responsible for any environmental conditions existing on the properties they lease. Normally, therefore, such conditions should not have a material adverse effect on the financial statements or competitive position of AREP. Many of the properties acquired by AREP in connection with the Exchange were not subjected to any type of environmental site assessment at the time of the acquisition. Consequently, AREP recently has undertaken to have certain properties (approximately 81) in its portfolio, which were not inspected at the time of acquisition, subjected to Phase I Environmental Site Assessment by a third-party consultant. AREP believes that under the terms of its net leases with its tenants, the costs of any environmental problems that may be discovered on these properties generally would be the responsibility of such tenants. However, while most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP would not be deemed to be a responsible party or that the tenant could bear the costs of remediation.

     The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that limited Phase II Environmental Site Investigations be conducted for approximately 29 of the sites in order to ascertain whether there are any environmental conditions and the anticipated cost of any remediation. At the conclusion of AREP's environmental site investigations, AREP will seek to coordinate with the tenants to attempt to ensure that they cause any required remediation to be performed. As no Phase II
Environmental Site Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation, or the cost thereof.

     In addition to conducting such Phase I Environmental Site Assessments, AREP has developed a site inspection program. This program is being conducted by an in-house employee (who is an experienced construction manager and registered architect) who visits AREP's properties and visually inspects the premises in an effort to determine whether there is any indication that tenants are engaged in any practices which would potentially expose AREP to liability and to ensure that the property is being maintained properly. There is no assurance, however, that this program will in fact minimize any potential environmental or other cost exposure to AREP.

     AREP could also become liable for environmental clean-up costs if a bankrupt tenant were unable to pay such costs.
Environmental problems may also delay or impair AREP's ability to sell, refinance or re-lease particular properties, resulting in decreased income and increased cost to AREP.

     Lockheed Missile & Space Company ("Lockheed"), a tenant of AREP's leasehold property in Palo Alto, California, has entered into a consent decree to undertake certain environmental remediation at this property. Although Lockheed was found responsible for approximately 75% of the costs of such remediation and AREP was allocated no responsibility for any such costs, Lockheed has indicated that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. See ITEM 3 -- "Legal Proceedings" and Note 12(f) to the Financial Statements contained herein.


Other Property Matters
----------------------

     Under Title III of the Americans with Disabilities Act of 1990 and the rules promulgated thereunder (collectively, the "ADA"), in order to protect individuals with disabilities, owners and certain tenants of public accommodations (such as hotels, restaurants and shopping centers) must remove architectural and communication barriers which are structural in nature from existing places of public accommodation to the extent "readily achievable" (as described in the ADA). In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals.

     Except for certain properties operated by AREP, the General Partner believes that the existing net leases require the tenants of the majority of AREP's properties to comply with the ADA. If a tenant does not comply with the ADA or rejects its lease in bankruptcy without complying with the ADA, AREP may ultimately have to bear the expense of complying with the ADA. The General Partner is aware of one pending complaint alleging failure to comply with the ADA in connection with a property that is net-leased to Gino's of Pennsylvania, Inc. The General Partner notified the tenant that it is obligated for such compliance and the tenant has now notified AREP that all required action has been taken.

     As AREP acquires more operating properties, it may be required to make expenditures to bring such properties into compliance with the ADA and other applicable laws.


Employees
---------

     Seventeen people, including three who are officers of the General Partner, presently perform services for AREP on a full-time basis. These people perform administrative services for AREP, including accounting, legal, financial, investor services, secretarial, real estate management and other services. Management believes it currently has sufficient staffing to operate effectively the day-to-day business of AREP.


Competition
-----------

     Competition in the real estate industry remains strong as current economic and real estate conditions have made it more difficult to re-let upon favorable terms properties vacated by tenants who have rejected their leases in bankruptcy or whose leases have expired. The real estate market continues to be weak in certain areas of the country, particularly in certain usage categories, including the office and hotel areas. While vacancy rates have declined somewhat, commercial real estate continues to suffer from a combination of oversupply and continuing corporate consolidation and contraction. This has intensified the existing competition among landlords for creditworthy tenants and resulted in making it significantly more difficult to lease space at rates equal to or greater than the rates payable by former tenants. In addition, it is anticipated that any rental property owned by AREP (whether retail, residential, office or industrial) will have substantial competition from similar properties in the vicinity in which it is located. However, the value of certain quality net-leased properties in AREP's portfolio appears to be withstanding such pressures somewhat better than other types of real estate properties. AREP believes it is one of the largest real estate entities of its kind and that it will continue to compete effectively with other similar real estate companies, although there are real estate entities with greater financial resources than AREP. In addition, competition for investments of the type

AREP intends to pursue has been increasing in recent years, resulting in, among other things, higher prices for such assets.


Item 2.   Properties.
          ----------

     As of March 17, 1995, AREP owned 249 separate real estate assets (primarily consisting of fee and leasehold interests and, to a limited extent, interests in real estate mortgages) in 35 states and Canada (one property). These properties are generally net-leased to single corporate tenants. Approximately 98% of AREP's properties are currently net-leased. See Note 8 to the Financial Statements contained herein for information on mortgages payable.

     The following table summarizes the type, location and average net effective rent per square foot of AREP's properties:

                                                  Average Net
                                    Number      Effective Rent
Type of Property                of Properties   Per Square Foot
----------------                -------------   ---------------
 Retail                             121              $4.15<F1>
 Industrial                          25              $2.38<F1>
 Office                              34              $7.69<F1>
 Supermarkets                        21              $3.39<F1>
 Banks                                8              $5.10<F1>
 Other:
   Properties That
     Collateralize Purchase
     Money Mortgages                 15                 N/A
   Land                              15                 N/A
   Truck Terminals                    4              $1.69<F1>
   Hotels                             4                 N/A
   Apartment Complexes                2                 N/A

-------------------
<F1>  Based on net-lease rentals.

            Location                         Number
          of Property                    of Properties
          -----------                    -------------

      US: Southeast                          109
          Northeast                           54
          South Central                       11
          Southwest                           20
          North Central                       46
          Northwest                            8

      Canada:                                  1

     From January 1, 1994 through March 17, 1995, AREP sold or otherwise disposed of 34 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $16,000,000 in cash, net of amounts utilized to satisfy mortgage indebtedness which encumbered such properties. As of December 31, 1994, AREP owned four properties that were being actively marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $413,000.

     Furthermore, AREP has executed a contract for the sale of a property located in Taylor, Michigan which is tenanted by Pace Membership Warehouse, Inc. AREP expects to complete the sale by the end of March 1995. The sales price is $9,300,000 and AREP expects to record a gain of approximately $3,300,000 in the three months ended March 31, 1995. The property is encumbered by a nonrecourse mortgage payable of approximately $4,346,000, which the purchaser will assume. In addition, the purchaser is obligated to pay AREP $50,000 should it default on its obligations under the contract.

     For each of the years ended December 31, 1994, 1993 and 1992, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1994 and 1993, PGEC occupied a property, which represented more than 10% of AREP's total assets. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity, whose shares are traded on the New York Stock Exchange, Inc.
(the "NYSE").

     The PGEC Property is an office complex consisting of three buildings containing an aggregate of approximately 803,000 square feet on an approximate 2.7 acre parcel of land located in Portland, Oregon. The Predecessor Partnership originally purchased the PGEC Property on September 11, 1978 for a price of approximately $57,143,000.

     The PGEC Property is subject to two underlying mortgages, which in the aggregate as of December 31, 1994, had an outstanding principal balance of $36,190,135. The first mortgage bears interest at 8.5% per annum, provides for aggregate annual debt service of $2,856,960 and matures on October 1, 2002, at which time a balloon payment of $19,304,091 will be due and payable. By its terms, this mortgage is prepayable at any time subject to certain restrictions. The second mortgage bears interest at 10% per annum, provides for interest-only payments during its term (an aggregate of $1,000,000 per annum) and matures in October 1996, at which time a balloon payment of $10,000,000 will be due and payable. By its terms, this second mortgage was not prepayable until September 1989, and then only with a 6% penalty, which penalty decreases by .5% each year thereafter.

     The PGEC Property is net-leased to a wholly owned subsidiary of PGEC for forty (40) years, with two ten-year and one five-year renewal options. The annual rental is $5,137,309 until 2003, $4,973,098 until 2018 and $2,486,549 during each renewal option.
PGEC has guaranteed the performance of its subsidiary's obligations under the lease. The lessee has an option to purchase the PGEC

Property in September of 2003, 2008, 2013 and 2018 at a price equal to the fair market value of the PGEC Property determined in accordance with the lease and is required to make a rejectable offer to purchase the PGEC Property in September 2018 for a price of $15,000,000. A rejection of such offer will have no effect on the lease obligations or the renewal and purchase options.

     In June 1994, AREP entered into two joint ventures with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. See ITEM 1 -- "Business -- Recent
Acquisitions" above.

     AREP's most significant acquisition in 1993 was the purchase of two non-performing mortgage loans for a combined price of $13,000,000. AREP foreclosed on these loans in 1993 and 1994, and now holds title to the underlying properties. On July 25, 1994, AREP obtained financing on these two properties. See ITEM 1 -- "Business -- Financing Activities."

     AREP is continuing to seek opportunities to refinance upon favorable terms and sell certain of its properties to generate proceeds for future investments, in addition to the proceeds anticipated from the Rights Offering. In the current real estate environment, management continues to seek to improve the long-term value of AREP's portfolio by, among other means, using the proceeds of the Rights Offering and reinvesting capital transaction proceeds to maximize capital appreciation and diversification of the portfolio. AREP believes that the continuing weakness in the real estate market presents opportunities to acquire significantly undervalued properties, including commercial properties, residential development projects and non-performing loans, thereby enhancing AREP's portfolio and its return on investments. In selecting investments, AREP intends to focus on assets that it believes are undervalued in the current real estate market, such as development properties and non-performing loans, which the General Partner believes have the potential to diversify and enhance the long-term value of AREP's portfolio. Such investments may require active management which could result in higher operating expenses for AREP. The cash flow generated by an asset will be a consideration, but AREP may acquire assets that are not generating positive cash flow. While this may impact cash flow in the near term and there can be no assurance that any property acquired by AREP will increase in value or generate positive cash flow, management intends to focus on assets that it believes may provide opportunities for long-term growth and diversification of its portfolio.


Item 3.  Legal Proceedings.
         -----------------

Unitholder Litigation
---------------------

     On August 15 and 16, 1994, AREP was served with two class action complaints, both filed with the Delaware Court of Chancery,

New Castle County, in connection with the Rights Offering, Steven Yavers v. American Real Estate Partners, L.P., American Property Investors, Inc., and Carl C. Icahn, C.A. No. 13682, and Allan Haymes, I.R.A. v. American Real Estate Partners, L.P., American Property Investors, Inc., and Carl C. Icahn, C.A. No. 13687. An additional complaint relating to the Rights Offering was filed with the Delaware Court of Chancery, New Castle County, and all three have been consolidated into one action (the "Consolidated Action").

     Plaintiffs in the Consolidated Action claim that defendants have breached fiduciary and common law duties owed to plaintiffs and plaintiffs' putative class by engaging in self-dealing and by failing to disclose all relevant facts regarding the Rights Offering. Plaintiffs seek declaratory and injunctive relief declaring the action properly maintainable as a class action, declaring that defendants breached their fiduciary and other duties, enjoining the Rights Offering, ordering defendants to account for all damages suffered by the class as a result of the alleged acts and awarding further relief as the court deems appropriate.

     By agreement among AREP and the above mentioned plaintiffs, AREP's time to respond to the consolidated complaint has been extended to April 7, 1995. AREP believes the allegations are without merit and intends to vigorously defend the Consolidated Action. The allegations in the consolidated complaint relate to previous superseded terms of the Rights Offering and, hence, AREP believes they are moot.


Defaulted Mortgages
-------------------

     As of December 31, 1994, AREP held a mortgage note receivable in the principal amount of approximately $463,000.
The mortgage encumbers four properties together with a collateral assignment of ground leases and rents. The properties are tenanted by Gino's and Foodarama. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of these properties. The tenants remained current in their lease obligations.

     The terms of the mortgage called for a balloon payment of $1,100,000 on January 1, 1992, which was not received. On January 9, 1992, AREP gave written notice of default to Sheldon Lowe and Joseph T. Comras, the mortgagors and the current owners of the properties. As of December 31, 1994, AREP is in the process of foreclosing on the four properties. See Note 12(d) to the Financial Statements contained herein.


Property Litigation
-------------------

     Simultaneously with the acquisition of property in East Syracuse, New York, AREP entered into a general construction contract (the "GC Agreement") pursuant to which the seller was required to construct the property for a guaranteed maximum amount of $2,327,802. However, the construction of the BJ's Warehouse Store was subject to delays and the seller did not meet all of its construction obligations under the GC Agreement and failed to cure such defaults. AREP sent a notice, dated February 19, 1993, terminating the GC Agreement. AREP contacted the surety of the GC Agreement to make a claim pursuant to the terms of the surety bond and was unsuccessful. AREP has determined at this point that it will not pursue any potential claims that it may have against the surety, because after due inquiry, it believes that such claims will not be able to be satisfied. Additionally, in connection with certain alleged agreements between related entities and principals of the seller, and a brokerage company, the broker filed an action in the amount of $250,000. AREP did not agree to assume the obligation to pay such commission and is defending such action. Furthermore, another broker has instituted an action against AREP and certain other co-defendants regarding a $224,500 brokerage claim with respect to such property, as well as punitive damages of $1,000,000; this action was settled in January 1995 with dismissal of the action with prejudice and with a reservation of AREP's rights against its co-defendants.


Environmental Litigation
------------------------

     On September 16, 1991, AREP brought suit against Alco
Standard Corporation and its affiliates, a former tenant of an industrial facility located in Rome, Georgia whose lease expired in October 1990. The action was brought against the defendants in the United States District Court for the Northern District of Georgia, Rome Division, for reimbursement of costs that could be incurred for clean-up of hazardous materials on the site and certain deferred maintenance. In July 1994, this litigation was settled and the property was sold for $525,000. A gain of approximately
$100,000 was recognized in the third quarter of 1994. In addition, Alco reimbursed AREP for $150,000 of expenses incurred and indemnified AREP against any future liability in connection with any site contamination.

     Lockheed, a tenant of AREP's leasehold property in Palo Alto, California, has entered into a consent decree with the California Department of Toxic Substances ("CDTS") to undertake certain environmental remediation at this property. Lockheed has estimated that the environmental remediation costs may be up to approximately $14,000,000. In a non-binding determination by CDTS, Lockheed was found responsible for approximately 75% of such costs and the balance was allocated to other parties. AREP was allocated no responsibility for any such costs.

     Lockheed has served a notice that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. In this notice of arbitration, Lockheed stated that it will attempt to have allocated to AREP and to AREP's ground-lessor (which may claim a right of indemnity against AREP) approximately 9% and 17%, respectively, of the total remediation costs. AREP believes that it has no liability for any of such costs and, in any proceeding in which such liability is asserted against AREP, AREP intends to contest such liability vigorously.
In the event any of such liability is allocated to AREP, AREP intends to seek indemnification for any such liability from Lockheed in accordance with its lease.


Bankruptcies
------------

     AREP is aware that eleven of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization during the three-year period ended December 31, 1994, affecting a total of forty-one of AREP's properties. See also Notes 7(c), (d), (e), (g) and 12(a), (c), (d), (e) and 16(a)
to the Financial Statements contained herein describing various tenant and mortgagor bankruptcies for which AREP has filed claims.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.

                             PART II

Item 5.   Market for AREP's Common Equity and
          Related Security Holder Matters.
          -----------------------------------

Market Information
------------------

     AREP's Depositary Units are traded on the NYSE under the symbol "ACP." Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 1993 through December 31, 1994 is as follows:

                                        High       Low
                                        ----       ---

          Quarter ended:
               March 31, 1993           $ 9.38    $6.63
               June 30, 1993              8.25     7.50
               September 30, 1993         9.00     8.00
               December 31, 1993          9.50     7.00

               March 31, 1994           $ 8.375   $7.375
               June 30, 1994              8.50     7.375
               September 30, 1994         8.625    7.375
               December 31, 1994          8.00     7.25

     On March 17, 1995, the last sales price of the Depositary
Units, as reported by the New York Stock Exchange Composite Tape
(as reported by The Wall Street Journal) was $7.375.

     As of March 17, 1995, there were approximately 23,400 record holders of the Depositary Units.


     Since January 1, 1993, AREP has made the following cash distributions with respect to the Depositary Units<F1>:

                                                 Amount
                                       -------------------------
                                        Distribution   Return of
Record Date         Payable Date           Per Unit     Capital<F2>
-----------         ------------        -------------  ---------

March 31, 1993      May 14, 1993             .125           .00
June 30, 1993       August 13, 1993          .125           .00
September 30, 1993  November 12, 1993        .125           .00
December 31, 1993   February 14, 1994        .125           .00

-----------
<F1>  No distributions were declared for the calendar year 1994.

<F2>  Represents the portion of total distributions representing a return of capital on a basis consistent with generally accepted accounting principles.

Trading in the Preferred Units on the NYSE under the symbol "ACP
PR" is expected to commence on March 31, 1995 on a when issued basis.


Distributions
-------------

     After evaluating the contingencies facing AREP, its anticipated cash flows, liquidity needs, maturing debt obligations and capital expenditure requirements, the Board of Directors of the General Partner reduced the quarterly distributions in 1993 from $.25 to $.125 per quarter. This reduction permitted management to continue to establish reserves for AREP's maturing debt obligations and other contingencies. In 1994, the General Partner determined that it was necessary for AREP to conserve cash and increase reserves from time to time in order to meet capital expenditures and maturing debt obligations.
As a result, distributions to Unitholders were suspended.  On
March 16, 1995, the Board of Directors of the General Partner announced that a distribution for the fiscal quarter ended March
31, 1995 would not be made. In making its announcement, AREP noted that, consistent with previously announced estimates, net operating cash flow in 1994 was only break-even, after payment of periodic principal payments and maturing debt obligations, capital expenditures and the creation of additional cash reserves. AREP also noted that cash reserves had been set aside for its scheduled approximately $11.3 million principal payment due in May 1995 on its Senior Unsecured Debt and for the repayment of approximately $3.6 million of balloon mortgages coming due by May 1995. See ITEM 7 -- "Management's Discussion and Analysis of the Financial Condition and Results of Operations
-- Capital Resources and Liquidity." Following the Rights Offering, a substantial portion of the proceeds from the Rights Offering will be used to fund the acquisition of additional properties by AREP, which the General Partner believes have the potential to diversify and enhance the long-term value of AREP's investment portfolio.
Each Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.


Repurchase of Depositary Units
------------------------------

     AREP announced in 1987 its intention to purchase up to one million Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. As of March 17, 1995, AREP had purchased 1,037,200 Depositary Units at an aggregate cost of approximately $11,184,000. In light of the existing cash needs of the Partnership, management recently has not been acquiring
Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units. Under the terms of the Note Agreements for the Senior Unsecured Debt, distributions and the amounts used to repurchase Depositary Units cannot exceed net cash flow, as defined therein, plus $15,000,000. See ITEM 7
-- "Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity." To date this restriction has not impaired the ability of AREP to make distributions.

Item 6.   Selected Financial Data.
          -----------------------

                                                       (Dollars in Thousands Except Per Unit Amounts)
                                                                   Year Ended December 31,
                                                  ---------------------------------------------------------

                                             1994*         1993*        1992*       1991*       1990*
                                             -----         -----        -----       -----       -----
Total revenues                               $    61,551   $   60,157   $   57,781  $  56,571   $  58,876
                                             ___________   __________   __________  _________   _________

Earnings before gain (loss) on
     property transactions and
     extraordinary item                      $    19,577   $   18,379   $   20,581  $  22,252   $  24,344

Gain (loss) on sales and
     disposition of real estate                    4,174        4,760          342        893      (2,104)

Provision for loss on real estate                   (582)        (462)      (8,847)    (4,252)     (4,134)
                                             ___________   __________   __________  _________   _________
Earnings before extraordinary
     item                                         23,169       22,677       12,076     18,893      18,106

(Loss) gain from early
     extinguishment of debt                            -            -         (784)       543           -
                                             ___________   __________   __________  _________   _________
Net earnings                                 $    23,169   $   22,677   $   11,292  $  19,436   $  18,106
                                             ===========   ==========   ==========  =========   =========
Net earnings per limited
     partnership unit:

     Earnings before extraordinary item      $      1.64   $     1.60   $      .84  $    1.31   $    1.23

     Extraordinary item                                -            -         (.05)       .04           -
                                             ___________   __________   __________  _________   _________
     Net Earnings                            $      1.64   $     1.60   $      .79  $    1.35   $    1.23
                                             ===========   ==========   ==========  =========   =========
Distributions to partners                    $         -   $    7,078   $   14,333  $  28,755   $  29,284

At year end:

Real estate leased to others                 $   437,699   $  444,409   $  435,959  $ 474,859   $ 491,611

Hotel operating properties                   $    13,654   $   14,070   $   12,459          -           -

Mortgages receivable                         $     8,301   $   20,065   $   22,447  $  22,491   $  24,157

Total assets                                 $   492,868   $  502,981   $  503,262  $ 517,100   $ 536,715

Senior indebtedness                          $    45,231   $   55,231   $   54,684  $  53,607   $  52,551

Mortgages payable                            $   174,096   $  195,274   $  205,938  $ 213,503   $ 223,269

Partners' equity                             $   259,237   $  236,068   $  221,855  $ 225,693   $ 235,293

* To the extent financial information pertaining to AREP is reflected, such information is consolidated for AREP and its Subsidiary.

Item 7.   Management's Discussion and Analysis of the
          Financial Condition and Results of Operations.
          ---------------------------------------------


General
-------

     Historically, substantially all of AREP's real estate assets have been net-leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore AREP is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties. AREP has experienced an increase in its property expenses in recent years, due principally to tenant bankruptcies and defaults as well as the acquisition of operating properties. Management expects that AREP's property ownership and management expenses will continue to be higher for the next several years as properties vacated by tenants are re-leased or held for sale and development and operating properties are acquired. Moreover, as AREP's various debt obligations come due, including the Senior Unsecured Debt, there will be increasing demands on cash flow.

     By the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 40% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of these leases the tenant also has an option to purchase. AREP believes that tenants acting in their best interest may be expected to renew those leases which will be at below market rents and to permit leases for properties that are less marketable (either as a result of the condition of such property or its location) or provide for renewal at above-market rents to expire. Since most of AREP's properties are net-leased to single, corporate tenants, it is expected that it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the next decade.

     In the past AREP has generated cash flow from operations, primarily through net-lease transactions, for the purpose of making distributions to Unitholders; however, the recession and real estate downturn that occurred in the early 1990's led the General Partner to re-examine AREP's cash needs and investment opportunities. As a result of tenant defaults, including the bankruptcy of a number of tenants, and lease expirations, AREP's property management and operating expenses increased, as well as its expenditures relating to the re-leasing of properties (such expenditures including capital expenditures necessary to refurbish vacated properties and to build out properties to meet the specifications of new tenants) and rental revenues decreased. In addition, the availability of acceptable financing to re-finance maturing mortgage debt and AREP's Senior Unsecured Debt became increasingly scarce. Consequently, the General Partner determined that it was necessary to conserve cash and establish reserves from time to time in order to meet capital expenditures and maturing debt obligations. As a result, there was insufficient cash flow from operations to pay distributions to Unitholders and such distributions were reduced and finally suspended. As of December 31, 1994, AREP had approximately $13,000,000 in cash reserves.

     At the same time that the recession was imposing cash flow constraints on AREP, it was also creating what the General Partner perceived as significant investment opportunities to acquire undervalued properties. As discussed under ITEM 1 -- "Business -- Rights Offering," during the next decade AREP expects net leases representing approximately 40% of its net annual rentals to expire and it is possible that AREP's investment portfolio will become stagnant. In order to enhance AREP's investment portfolio (and ultimately its asset values and cash flow prospects), AREP is seeking to acquire investments in undervalued properties. The General Partner believes that because of overdevelopment in certain real estate markets and the desire of certain real estate holders, including financial institutions, to dispose of real estate assets, there are assets available which are performing at a level, or may be available at a price, which may be substantially below their potential value (due to management weaknesses or temporary market conditions such as oversupply of comparable space or stagnant or recessionary local regional economies). Such properties may not be generating a positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. With the implementation of improved asset management, debt restructuring and capital improvements, for example, AREP would seek to maximize the performance and value of any such undervalued properties. Where opportunities exist, AREP may acquire such properties with proceeds of the Rights Offering or, as has been the case with acquisitions made by AREP over the last several years, sale or refinancing proceeds which AREP retains for reinvestment (rather than for distribution to Unitholders). The General Partner believes the acquisition of such investments is consistent with AREP's historical objectives of reinvesting proceeds of sales and refinancings in properties that offer greater growth potential and diversification. In addition, to the extent such investments enhance AREP's portfolio, AREP may be able to reinstate distributions to holders of Depositary Units, although there can be no assurances thereof.

      As a consequence of the foregoing, AREP decided to raise funds through the Rights Offering to increase its assets available for investment so that it will be in a better position to take further advantage of the investment opportunities in the real estate market and to further diversify its portfolio and mitigate against the impact of potential lease expirations. See ITEM 1 -- "Business -- Rights Offering" for a further discussion of the Rights Offering.

     During 1994 AREP had approximately $10,000,000 in maturing balloon mortgages due, approximately $6,700,000 of which have been repaid and approximately $3,300,000 of which have been refinanced. Approximately $5,700,000 and $16,000,000 of balloon mortgages are due in 1995 and 1996, respectively. During the period 1997 through 1998, approximately $9,100,000 in maturing balloon mortgages come due. AREP will seek to refinance a portion of these maturing mortgages, although it does not expect to be able to refinance all of them and may be required to repay them from cash flow and reserves created from time to time, thereby reducing cash flow otherwise available for other uses. AREP also has significant maturing debt requirements under the note agreements. In particular, AREP is required to make semi-annual interest payments and annual principal payments. In May 1994, AREP repaid $10,000,000 of the outstanding principal balance under the Note Agreements. Prior to 1994, AREP was only required to make payments of interest on such debt. Principal payments of approximately $11,308,000 are due under such agreements annually from 1995 through 1998. See ITEM 1 -- "Business -- Financing Activities" and ITEM 2 -- "Properties."

     Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of AREP. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. In addition, environmental clean-up costs could become the responsibility of AREP to the extent that tenants file for bankruptcy or otherwise fail to fulfill their lease obligations. See ITEM 1 -- "Business
-- Environmental Matters." Environmental problems may also delay or impair AREP's ability to sell, refinance or re-lease particular properties, resulting in decreased income and increased costs to AREP. In addition, as AREP acquires more operating properties, its exposure to environmental clean-up costs may increase. In light of the potential impact of environmental clean-up costs, AREP recently has undertaken to have certain properties (approximately 81) in its portfolio which were not inspected at the time of acquisition to be subjected to Phase I Environmental Site Assessment by a third-party consultant. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that limited Phase II Environmental Site Investigations be conducted for approximately 29 of the sites in order to ascertain whether there are any environmental conditions and the anticipated cost of any remediation. At the conclusion of AREP's environmental site investigations, AREP will seek to coordinate with the tenants to attempt to ensure that they undertake any required remediation.
As no Phase II Environmental Site Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation, or the cost thereof. See also the discussion of the Lockheed property in ITEM 3 -- "Legal Proceedings."

Results of Operations
---------------------

     CALENDAR YEAR 1994 COMPARED TO CALENDAR YEAR 1993. Gross revenues increased by approximately $1,394,000, or 2.3%, during calendar year 1994 as compared to calendar year 1993. This increase reflects approximate increases of $3,393,000, or 21.6%, in rental income and $405,000, or 4.8%, in hotel operating income, partially offset by decreases of approximately $861,000, or 2.6%, in financing lease income, $571,000, or 28.4%, in other interest income, and $972,000, or 84.1%, in other income. The increase in rental income is primarily attributable to the two apartment complexes in Lexington, Kentucky acquired in 1993, increases in rents from a property formerly occupied by Amdura and rents received from BJ's Warehouse Store. The hotel operating revenues were generated by two hotels formerly leased to Integra. AREP has been operating these hotel properties through a third-party management company since August 7, 1992. The decrease in financing lease income is primarily attributable to normal amortization of financing leases partially offset by increased income from the Toy's "R" Us properties reacquired as a result of foreclosure on defaulted purchase money mortgages. The decrease in other interest income is primarily attributable to less interest received on defaulted purchase money mortgages and payments of balloon balances due. The decrease in other income related primarily to the settlement of the Days Inn bankruptcy claim, most of which was recognized in 1993.

     Expenses increased by approximately $196,000, or .5%, during calendar year 1994 compared to calendar year 1993. This increase reflects increases of approximately $1,833,000, or 71.1%, in property expenses, $600,000, or 13.8%, in depreciation and amortization and $336,000, or 13.7%, in general and administrative expenses, offset by decreases of approximately $2,392,000, or 9.5%, in interest expense and $181,000, or 2.5%, in hotel operating expenses. The increase in property expenses is primarily attributable to costs associated with the newly acquired operating properties mentioned previously, as well as the former Days Inn and Amdura properties now operated by the Company. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to certain loan refinancings and the repayments of maturing balloon debt obligations, including the Senior Unsecured Debt.

      Earnings before property transactions increased during the calendar year 1994 by approximately $1,198,000, or 6.5%, from calendar year 1993.

     Gain on property transactions decreased by approximately $586,000 during the calendar year 1994 as compared to calendar year 1993, due to differences in the size and number of transactions.

     During calendar year 1994, AREP recorded a provision for loss on real estate of $582,000 as compared to $462,000 in 1993.

     Net earnings for the calendar year 1994 increased by approximately $492,000, or 2.2%, as compared to net earnings for the calendar year 1993. This increase is attributable to the approximate $1,198,000 increase in earnings before property transactions, offset by the decrease in gain on sales of real estate and the increase in provision for loss on real estate.

     CALENDAR YEAR 1993 COMPARED TO CALENDAR YEAR 1992. Gross revenues, including revenues from hotel operating properties, increased by approximately $2,375,000, or 4.1%, during calendar year 1993 as compared to calendar year 1992. This increase reflects approximate increases of $4,745,000, or 128.1%, in hotel operating revenues and $498,000, or 75.8%, in other income, partially offset by decreases of approximately $1,270,000, or 3.7%, in financing lease income, $1,373,000, or 8.0%, in rental income, and $224,000, or 10.0%, in other interest income. The hotel operating revenues were generated by two hotels formerly leased to Integra and accounted for as financing leases. AREP has been operating these hotel properties through a third-party management company since August 7, 1992. The other income reflects partial settlements of bankruptcy claims against Days Inn and National Convenience Stores. See Note 7 to the Financial Statements contained herein. The decrease in financing lease income was primarily attributable to normal amortization of financing leases and the reclassification of rent from Integra and certain National Convenience Stores due to the filings by such tenants of voluntary petitions for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code, which leases were subsequently rejected in 1992. As a result of lease rejections, financing lease income decreased by approximately $740,000. The decrease in other interest income was primarily attributable to less interest received on two purchase money mortgages due to defaults and payments of balloon balances due. The decrease in rental income was primarily attributable to the loss of income resulting from property sales (approximately $1,200,000), the rejection of its lease by Days Inn, the Occidental lease expiration and decreases caused by re-letting properties at lower rentals, partially offset by increases primarily attributable to rents received from BJ's Warehouse Store and the Stoney Falls apartment complex in Lexington, Kentucky, both newly acquired operating properties in 1993. As a result of lease rejections, AREP's rental income decreased by approximately $480,000.

      Expenses increased by approximately $4,578,000, or 12.3%, during calendar year 1993 compared to calendar year 1992. This increase reflects an increase of approximately $4,344,000, or 149.3%, in hotel operating expenses, $802,000, or 45.1%, in property expenses and $136,000, or 5.9%, in general and administrative expenses, partially offset by a decrease of approximately $731,000, or 2.8%, in interest expense. The hotel operating expenses were generated by the two hotels mentioned previously. The increase in property expenses is primarily attributable to expenses from several properties, including the former Days Inn and Amdura properties, AREP is now operating through third-party management companies, as well as off-lease properties and the newly acquired apartment complex in Lexington, Kentucky. The decrease in interest expense is primarily attributable to normal loan amortization, reductions due to certain loan refinancings and repayments, and the capitalization of interest in connection with the construction of the BJ's Warehouse Store, partially offset by increases in mortgage interest due to the foreclosure of properties tenanted by Toys R Us.

     Earnings before property transactions decreased during the calendar year 1993 by approximately $2,202,000, or 10.7%, from calendar year 1992.

     Gain on property transactions increased by approximately $4,418,000 during the calendar year 1993 as compared to calendar year 1992, due to differences in the size and number of transactions.

     During calendar year 1993, AREP recorded a provision for loss on real estate of $462,000 as compared to approximately $8,847,000 in 1992.

     During calendar year 1992, a loss from early extinguishment of debt was incurred of approximately $785,000. No such loss was incurred during calendar year 1993.

     Net earnings for the calendar year 1993 increased by approximately $11,385,000, or 100.8%, as compared to net earnings for the calendar year 1992. This increase is attributable to the approximately $4,418,000 increase in gain on property transactions and the decreases of approximately $8,385,000 and $785,000 in provision for loss on real estate and loss from early extinguishment of debt, respectively, partially offset by the decrease in earnings before property transactions of approximately $2,202,000.


Capital Resources and Liquidity
-------------------------------

     Generally, the cash needs of AREP for day-to-day operations have been satisfied from cash flow generated from current operations. The cash flow generated from day-to-day operations (before payment of maturing debt obligations) has decreased in recent years, although it improved in 1994 due to the acquisition and foreclosure of certain operating properties and the repayment of debt. Cash flow has been negatively impacted by a reduction in operating cash flow caused by, among other things, tenant defaults and the termination of existing leases (due to expiration, rejection in bankruptcy or otherwise). Furthermore, AREP has experienced an increase in operating expenses with respect to vacated properties and has been required to perform maintenance and repair work in order to re-let such properties. AREP also has had to apply a larger portion of its cash flow to the repayment of maturing debt obligations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes and non-recurring other income) plus principal payments received on financing leases, as well as principal receipts on mortgages receivable reduced by periodic principal payments on mortgage debt.

     As a result of tenant bankruptcies, AREP has incurred and expects -- at least in the near term -- to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. As of December 31, 1994, the total of such expenses relating to tenants who rejected their leases during the three-year period then ended was approximately $1,400,000 net of rent received from re-let properties. Of AREP's eleven present and former tenants involved in bankruptcy proceedings or reorganization, eight have rejected their leases, affecting 27 properties, all of which have been vacated. During 1992, AREP began operating some of these properties through third-party management companies. The rejections have had an adverse impact on annual cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses). The aggregate annual rent lost from tenants who rejected their leases during the three-year period ended December 31, 1994 was approximately $4,000,000. See Notes 7(c), (d), (e), (g) and 12(a), (c), (d), (e) and 16(a) to the
Financial Statements contained herein. Currently AREP has one tenant in bankruptcy which occupies eight of AREP's properties.

     In 1994, fourteen leases covering fourteen properties and representing approximately $810,000 in annual rental income expired. Seven of these fourteen leases originally representing approximately $513,000 in annual rental income were renewed or re-let for approximately $593,000 in annual rental income. One property, which had an approximate annual rental income of $112,000, has been renewed at $175,000, which amount has been determined by a market value appraisal. Three properties, with an approximate annual rental income of $69,000, are currently being marketed for sale or lease. Three properties, with an approximate annual rental of $116,000, were sold in 1994.

     In 1995, 24 leases covering 24 properties and representing approximately $832,000 in annual rentals are scheduled to expire. AREP anticipates that eleven of these 24 leases originally representing approximately $492,000 in annual rental income have been or will be re-let or renewed for approximately $507,000 in annual rentals.
Thirteen leases, with an approximate annual rental income of $340,000, will be marketed for sale or lease when the current lease terms expire.

     AREP may not be able to re-let certain of its properties at current rentals. As discussed above, net leases representing approximately 40% of AREP's net annual rentals will be due for renewal by the end of the year 2002. Moreover, it is expected that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP will become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs, associated with such properties which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the next decade. There are also certain below-market leases with renewal options which are likely to be exercised.

     During 1994, AREP generated approximately $22 million in cash flow from day-to-day operations and approximately $200,000 from the Days Inn bankruptcy claim settlement. During the comparable period in 1993, AREP generated approximately $19 million in cash flow from day-to-day operations and approximately $1,200,000 from the Days Inn and SNG bankruptcy claims' settlements. During the comparable period of 1992, AREP generated approximately $23.5 million in cash flow from day-to-day operations and approximately $700,000 from the settlement of the Amdura Corp. bankruptcy claim. See Note 7(d) to the Financial Statements contained herein.

     Capital expenditures for real estate, excluding new acquisitions, were approximately $2,300,000 during 1994. During 1993, such expenditures, excluding new acquisitions, totalled approximately $2,500,000. During 1992, such expenditures totalled approximately $200,000.

     During 1994, AREP had approximately $10,000,000 in maturing balloon mortgages due, approximately $6,700,000 of which have been repaid and approximately $3,300,000 of which have been refinanced. Repayment of balloon mortgages out of AREP's cash flow totalled approximately $3,800,000 in 1993 and $1,100,000 in 1992, net of refinancings and exclusive of debt placement costs. Approximately $5,700,000 and $16,000,000 of maturing balloon mortgages are due in 1995 and 1996, respectively, and during the period 1997 through 1998 approximately $9,100,000 in maturing balloon mortgages come due. AREP will seek to refinance a portion of these maturing mortgages, although it does not expect to be able to refinance all of them and may be required to repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

     AREP also has significant maturing debt requirements under the Note Agreements. As of December 31, 1994, AREP had $45,231,106 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, AREP is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. Under the terms of the Note Agreements, AREP deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994, AREP repaid $10 million of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due annually from 1995 through the final payment date of May 27, 1998. As of December 31, 1994, AREP was in compliance with the terms of the Note Agreements.

     The Note Agreements contain certain covenants restricting the activities of AREP. Under the Note Agreements, AREP must maintain a specified level of net annual rentals from unencumbered properties (as defined in the Note Agreements) and is restricted, in certain respects, in its ability to create liens and incur debts. Investment by AREP in certain types of assets that may be regarded as non-income producing, such as land or non-performing loans, is restricted under the Note Agreements. The holders of the Senior Unsecured Debt have agreed, however, to waive this restriction with respect to any additional capital raised by AREP in the Rights Offering. While the restrictions in the Note Agreements generally have not adversely affected AREP's operations in any material manner, if AREP encountered severe operating difficulties, certain options that management might otherwise elect, such as seeking additional secured financing, might be limited or prohibited.

     The Note Agreements contain certain prepayment penalties which AREP would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of March 17, 1995 the premium required in order to prepay the Note Agreement in full would have been approximately $2,600,000. Subject to negotiating terms favorable to AREP, the Senior Unsecured Debt may be prepaid in full with a portion from the proceeds of the Rights Offering. Prepayment would release AREP from certain covenants which restrict its operating and investment activities, including, among others, covenants relating to the level of net annual rentals from unencumbered properties and the ability to create liens and incur additional debt. AREP believes that this prepayment and the resulting release from the covenants in the Note Agreements could further permit it to take advantage of the investment opportunities that exist in the real estate market.

     After evaluating the contingencies facing AREP, its anticipated cash flows, liquidity needs, maturing debt obligations and capital expenditure requirements, the Board of Directors of the General Partner reduced the quarterly distributions in 1993 from $.25 to $.125 per quarter. This reduction permitted management to continue to establish reserves for AREP's maturing debt obligations and other contingencies. In 1994, the General Partner determined that it was necessary for AREP to conserve cash and increase reserves from time to time in order to meet capital expenditures and maturing debt obligations. As a result, distributions to Unitholders were reduced and finally suspended. On March 16, 1995, the Board of Directors of the General Partner announced that a distribution for the fiscal quarter ended March 31, 1995 would not be made. In making its announcement, AREP noted that, consistent with previously announced estimates, net operating cash flow in 1994 was only breakeven, after payment of periodic principal payments and maturing debt obligations, capital expenditures and the creation of additional cash reserves. AREP also noted that cash reserves had been set aside for its scheduled approximately $11.3 million principal payment due in May 1995 on its Senior Unsecured Debt and for the repayment of approximately $3.6 million of balloon mortgages coming due by May 1995.

     There were no distributions due to Unitholders for the year ended December 31, 1994. Distributions paid during 1994 totalled approximately $1,869,000, representing distributions due to Unitholders for the fourth quarter of 1993 and to Unitholders who exchanged their limited partner interests during 1994. Distributions due to Unitholders for the year ended December 31, 1993 were approximately $7.1 million. Distributions paid during the year ended December 31, 1993 totalled approximately $9.3 million, representing distributions due to Unitholders for the fourth quarter of 1992 and the first three quarters of 1993 and to Unitholders who exchanged their limited partner interests during 1993. Distributions due to Unitholders for the year ended December 31, 1992 were approximately $14.3 million. Distributions paid during 1992 totalled approximately $18.8 million, representing distributions due to Unitholders for the fourth quarter of 1991 and the first three quarters of 1992 and to Unitholders who exchanged their limited partner interests during 1992.

     The proceeds from the Rights Offering are anticipated to be approximately $109,000,000 after the payment of offering expenses of approximately $1,000,000. The net proceeds of the Rights Offering will be used to further diversify and expand AREP's investment portfolio and, subject to negotiating terms favorable to AREP, the balance may be used to prepay its Senior Unsecured Debt. If the Senior Unsecured Debt is not prepaid, such funds will be used for additional portfolio investments. See
ITEM 1 -- "Investment Opportunities and Strategies."

     Sales proceeds from the sale or disposal of portfolio properties totalled approximately $12.6 million, including $1.4 million of net proceeds from balloon payments of mortgages receivable in 1994. During the comparable period of 1993, sales proceeds totalled approximately $14 million, including $2.4 million of net proceeds from balloon payments of mortgages receivable. AREP entered into two joint ventures with unaffiliated co-venturers in June 1994 for the purpose of developing luxury garden apartment complexes in Hoover, Alabama, and Cary, North Carolina. In the year ended December 31, 1994, AREP invested approximately $5,500,000 in these joint ventures. In May 1993, AREP completed the construction of the BJ's Warehouse in Syracuse, New York for an aggregate cost of approximately $7,900,000, and an approximate $1.2 million cost for the adjacent parcel.
In June 1993 AREP also acquired two non-performing mortgage loans on two residential apartment complexes located in Lexington, Kentucky for approximately $13 million. AREP foreclosed on each of these loans (one in 1993 and one in 1994) and now holds title to the underlying properties. See Notes 7(h) and (l) of the Financial Statements contained herein.




                                        II-14
ITEM 8.                   FINANCIAL STATEMENTS

                       INDEPENDENT AUDITORS' REPORT


The Partners
American Real Estate Partners, L.P.:


We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiary as of
December 31, 1994 and 1993, and the related consolidated statements of earnings, partners' equity and cash flows for each of the years in the three year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the 1994 financial statement schedule as listed in the Index at Item 14 (a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                          KPMG Peat Marwick LLP
New York, New York
March 16, 1995

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 and 1993
-----------------------------------------------------------------------

                                                1994           1993
                                           -------------  -------------

ASSETS
------
REAL ESTATE LEASED TO OTHERS:
Accounted for under the financing method
   (Notes 2, 4 and 7)                      $314,260,786   $327,470,322
Accounted for under the operating method,
   net of accumulated depreciation
   (Notes 2, 5 and 7)                       123,438,444    116,939,331
CASH AND CASH EQUIVALENTS (Note 2)           18,615,572     14,932,560
HOTEL OPERATING PROPERTIES, net of
   accumulated depreciation (Notes 5
   and 7)                                    13,654,442     14,070,278
MORTGAGES RECEIVABLE (Notes 6, 7,
   12 and 14)                                 8,301,090     20,064,920
CONSTRUCTION-IN-PROGRESS (Note 7)             6,681,333             --
RECEIVABLES AND OTHER ASSETS (Note 14)        5,373,553      5,345,912
DEBT PLACEMENT COSTS - Net of accumulated
   amortization (Note 2)                      2,130,003      1,831,258
PROPERTY HELD FOR SALE (Notes 2, 7
   and 13)                                      412,717      2,326,737
                                           ------------   ------------
TOTAL                                      $492,867,940   $502,981,318
                                           ============   ============

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
MORTGAGES PAYABLE (Note 8)                 $174,095,697   $195,274,201
SENIOR INDEBTEDNESS (Notes 9 and 14)         45,231,106     55,231,106
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
   OTHER LIABILITIES (Note 14)                6,496,410      5,370,456
DEFERRED INCOME (Note 6)                      3,637,398      7,392,138
CONSTRUCTION LOAN PAYABLE (Note 7)            2,393,954             --
DISTRIBUTIONS PAYABLE (Notes 3 and 15)        1,776,482      3,645,088
                                           ------------   ------------
                                            233,631,047    266,912,989
                                           ------------   ------------
COMMITMENTS AND CONTINGENCIES (Notes 3,
   12 and 16)
PARTNERS' EQUITY (Notes 2, 3 and 16)        259,236,893    236,068,329
                                           ------------   ------------
TOTAL                                      $492,867,940   $502,981,318
                                           ============   ============

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
------------------------------------------------------------------------

                                       1994        1993        1992
                                    ----------  -----------  -----------
REVENUES:
Interest income:
Financing leases                   $31,990,262  $32,851,135  $34,121,308
Other                                1,438,491    2,009,598    2,234,035
Rental income                       19,084,506   15,691,513   17,064,641
Hotel operating income (Note 7)      8,853,480    8,448,879    3,704,308
Other income (Note 7)                  183,987    1,155,674      657,251
                                   -----------  -----------  -----------
                                    61,550,726   60,156,799   57,781,543
                                   -----------  -----------  -----------
EXPENSES:
Interest expense                    22,735,908   25,127,931   25,859,176
Depreciation and amortization        4,960,704    4,360,933    4,333,940
General and administrative
   expenses (Note 3)                 2,791,123    2,454,786    2,318,856
Property expenses                    4,413,651    2,580,259    1,778,614
Hotel operating expenses
  (Note 7)                           7,072,641    7,254,119    2,909,747
                                   -----------  -----------  -----------
                                    41,974,027   41,778,028   37,200,333
                                   -----------  -----------  -----------
EARNINGS BEFORE PROPERTY
  TRANSACTIONS AND
  EXTRAORDINARY ITEM                19,576,699   18,378,771   20,581,210
PROVISION FOR LOSS ON REAL ESTATE
  (Notes 7 and 12)                    (582,000)    (462,000)  (8,847,165)
GAIN ON SALES AND DISPOSITION OF
  REAL ESTATE (Note 7)               4,173,865    4,759,983      342,372
                                   -----------  -----------  -----------
EARNINGS BEFORE EXTRAORDINARY
  ITEM                              23,168,564   22,676,754   12,076,417
LOSS FROM EARLY EXTINGUISHMENT OF
  DEBT (Note 8)                             --           --     (784,540)
                                   -----------  -----------  -----------
NET EARNINGS                       $23,168,564  $22,676,754  $11,291,877
                                   ===========  ===========  ===========
NET EARNINGS ATTRIBUTABLE
  TO (Note 3):
Limited partners                   $22,707,510  $22,225,487  $11,067,169
General partner                        461,054      451,267      224,708
                                   -----------  -----------  -----------
                                   $23,168,564  $22,676,754  $11,291,877
                                   ===========  ===========  ===========
NET EARNINGS PER LIMITED
  PARTNERSHIP UNIT (Note 2):
Earnings before extraordinary
  item                             $      1.64  $      1.60  $      .84
Extraordinary item                          --           --        (.05)
                                   -----------  -----------  -----------
NET EARNINGS                       $      1.64  $      1.60  $       .79
                                   ===========  ===========  ===========
LIMITED PARTNERSHIP UNITS
  OUTSTANDING AT YEAR-END           13,812,800   13,812,800   13,981,300
                                   ===========  ===========  ===========


See notes to consolidated financial statements.

                    II-17

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
---------------------------------------------------------------------------------------------------------------------------

                                                 GENERAL        LIMITED           HELD IN TREASURY               TOTAL
                                                PARTNERS'      PARTNERS'     ---------------------------       PARTNERS'
                                                 EQUITY         EQUITY           AMOUNT         UNITS           EQUITY
                                             ------------   ------------     ------------   ------------    ------------
BALANCE, DECEMBER 31, 1991                   $  4,670,423   $230,023,894      $(9,000,915)       758,800    $225,693,402
Net earnings                                      224,708     11,067,169               --             --      11,291,877
Distributions to partners (Notes 2 and 3)        (285,226)   (14,047,730)              --             --     (14,332,956)
Purchase of treasury units                             --             --         (797,759)       109,900        (797,759)
                                             ------------   ------------     ------------   ------------    ------------
BALANCE, DECEMBER 31, 1992                   $  4,609,905   $227,043,333      $(9,798,674)       868,700    $221,854,564
Net earnings                                      451,267     22,225,487               --             --      22,676,754
Distributions to partners (Notes 2 and 3)        (140,848)    (6,936,950)              --             --      (7,077,798)
Purchase of treasury units                             --             --       (1,385,191)       168,500      (1,385,191)
                                             ------------   ------------     ------------   ------------    ------------
BALANCE, DECEMBER 31, 1993                   $  4,920,324   $242,331,870     $(11,183,865)     1,037,200    $236,068,329
Net earnings                                      461,054     22,707,510               --             --      23,168,564
                                             ------------   ------------     ------------   ------------    ------------
BALANCE, DECEMBER 31, 1994                   $  5,381,378   $265,039,380     $(11,183,865)     1,037,200    $259,236,893
                                             ============   ============     ============   ============    ============

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
---------------------------------------------------------------------------------------------

                                             1994              1993                1992
                                         ---------------  ---------------     ---------------

CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net earnings                             $   23,168,564   $   22,676,754       $  11,291,877
Adjustments to reconcile net
  earnings to net cash provided by
  operating activities:
Depreciation and amortization                 4,960,704        4,360,933           4,333,940
Deferred interest expense                            --          546,842           1,077,496
Amortization of deferred income                 (26,218)         (26,218)            (26,218)
Gain on sales and disposition
  of real estate                             (4,173,865)      (4,759,983)           (342,372)
Provision for loss on real estate               582,000          462,000           8,847,165
Early extinguishment costs                           --               --            (784,540)
Loss on early extinguishment
  of debt                                            --               --             784,540
Changes in:
Increase in accounts payable and
  accrued expenses                            1,139,297          131,638             636,119
(Decrease) increase in deferred
  income                                         (3,640)        (100,269)            307,825
Increase in receivables and
  other assets                                 (177,434)      (1,440,793)         (1,171,011)
                                         ---------------  ---------------     ---------------
Net cash provided by
  operating activities                       25,469,408       21,850,904          24,954,821
                                         ---------------  ---------------     ---------------
CASH FLOWS FROM
  INVESTING ACTIVITIES:
Decrease (increase) in mortgages
  receivable                                    116,524       (5,391,052)                 --
Net proceeds from the sales and
  disposition of real estate                 11,171,802       11,667,845           1,035,413
Principal payments received on
  leases accounted for under
  the financing method                        6,708,644        6,066,011           5,592,462
Construction in progress                     (6,681,333)              --          (3,961,656)


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
---------------------------------------------------------------------------------------------

                                             1994              1993                1992
                                         ---------------  ---------------     ---------------

Principal receipts on mortgages
  receivable                                    275,459          251,857              70,082
Property acquisitions                        (3,336,145)     (12,074,542)                 --
Capitalized expenditures for
  real estate                                (2,331,380)      (2,490,061)           (159,449)
Balloon payment on mortgage
  receivable                                  1,392,649        2,411,698                  --
                                         ---------------  ---------------     ---------------
Net cash provided by investing
  activities                                  7,316,220          441,756           2,576,852
                                         ---------------  ---------------     ---------------
CASH FLOWS FROM
  FINANCING ACTIVITIES:
Partners' equity:
Purchase of treasury units                           --       (1,385,191)           (797,759)
Distribution to partners                     (1,868,607)      (9,268,892)        (18,787,736)
Debt:
Increase in mortgages
  payable                                       282,391        4,036,933           4,581,617
Early extinguishment of
  mortgages payable                          (3,364,023)      (3,038,346)                 --
Periodic principal payments                  (9,241,669)      (9,032,917)         (7,754,590)
Balloon payments                             (6,682,984)      (3,808,767)         (4,190,851)
Senior debt principal payment               (10,000,000)              --                  --
Increase in construction loan
  payable                                     2,393,954               --                  --
Debt placement costs                           (621,678)        (502,558)           (718,042)
                                         ---------------  ---------------     ---------------
Net cash used in financing
  activities                                (29,102,616)     (22,999,738)        (27,667,361)
                                         ---------------  ---------------     ---------------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                                 3,683,012         (707,078)           (135,688)
CASH AND CASH
  EQUIVALENTS, BEGINNING
  OF YEAR                                    14,932,560       15,639,638          15,775,326
                                         ---------------  ---------------     ---------------
CASH AND CASH
  EQUIVALENTS, END OF
  YEAR                                   $   18,615,572   $   14,932,560       $  15,639,638
                                         ===============  ===============     ===============

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
---------------------------------------------------------------------------------------------

                                             1994              1993                1992
                                         ---------------  ---------------     ---------------

SUPPLEMENTAL
  INFORMATION:
Cash payments for interest               $   22,762,631   $   25,492,543       $  25,479,241
                                         ===============  ===============     ===============
SUPPLEMENTAL SCHEDULE
  OF NONCASH INVESTING
  AND FINANCING
  ACTIVITIES:
Property acquired in satisfaction
  of mortgages:
Additions to property accounted
  for under the financing method         $           --   $    4,141,930       $          --
Additions to property accounted
  for under the operating method              6,645,589        1,812,319                  --
Additions to mortgages payable                       --       (2,904,481)                 --
Decrease in mortgages receivable             (9,109,376)      (3,550,365)
Increase to property held for sale              300,530               --                  --
Decrease in deferred income                   2,163,257          500,597                  --
                                         ---------------  ---------------     ---------------
                                         $           --   $           --       $          --
                                         ===============  ===============     ===============
Reclassification of real estate
  to operating lease                     $           --        4,686,419           3,804,998
Reclassification of real estate
  from operating lease                         (840,844)      (1,018,735)         (7,331,421)
Reclassification of real estate
  from financing lease                               --         (808,667)        (21,902,382)
Reclassification of real estate
  to hotel operating properties                      --               --          17,114,660
Reclassification of real estate
  from construction in progress                      --       (3,961,656)                 --
Reclassification of real estate
  to property held for sale                     840,844        1,102,639           8,314,145
                                         ---------------  ---------------     ---------------
                                         $           --   $           --      $           --
                                         ===============  ===============     ===============


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND
SUBSIDIARY
________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
_____________________________________________

1.      ORGANIZATION AND BASIS OF PRESENTATION

        On July 1, 1987, American Real Estate Holdings Limited Partnership (the "Subsidiary"), in connection with an exchange offer (the "Exchange"), entered into merger agreements with American Real Estate Partners, L.P. (the "Company") and each of American Property Investors,
        L.P., American Property Investors II, L.P., American
        Property Investors III, L.P., American Property Investors
        IV, L.P., American Property Investors V, L.P., American Property Investors VI, L.P., American Property Investors
        VII, L.P., American Property Investors VIII, L.P.,
        American Property Investors IX, L.P., American Property Investors X, L.P., American Property Investors XI, L.P., American Property Investors 82, L.P. and American
        Property Investors 83, L.P. (collectively, the"Predecessor Partnerships"), pursuant to which the Subsidiary acquired all the assets, subject to the liabilities (known and unknown) of the Predecessor Partnerships.

        The limited partners of the Predecessor Partnerships received limited partner interests in the Subsidiary. The number of such limited partner interests received by a limited partner was determined based upon his percentage ownership interest in the Predecessor Partnerships, the value of the Predecessor Partnerships' net assets and the number of limited partner interests allocable to the Predecessor Partnerships' general partners and their affiliates. The limited partner interests in the Subsidiary were contributed to the Company in exchange for limited partner interests therein. Limited partnership interests were allocable to the Predecessor Partnerships' general partners and their affiliates as a result of their rights: (i) to receive a portion of the cash flow of the Predecessor Partnerships by virtue of their ownership of interests in such partnerships and their entitlement to receive management fees and nonaccountable expense reimbursements and (ii) to share in the proceeds from the sale or liquidation of the assets of the Predecessor Partnerships and to receive real estate commissions with respect to the sale of properties by the Predecessor Partnerships. These rights of the Predecessor Partnerships' general partners and their affiliates were valued in connection with the Exchange. As a result of such valuation, and the assignment of the interests receivable by the corporate affiliates to American Property Investors, Inc. (the "General Partner"), an aggregate of 1,254,280 units and a 1% general partner interest in the Company were issued to the General Partner and 5,679 units were issued to noncorporate affiliates of the Predecessor Partnerships' general partners. In addition, the General Partner also received a 1% general partner interest in the Subsidiary.

        By virtue of the Exchange, the Subsidiary owns the assets, subject to the liabilities, of the Predecessor Partnerships. The Company owns a 99% limited partner interest in the Subsidiary. The General Partner owns a 1% general partner interest in both the Subsidiary and the Company representing an aggregate 1.99% general partner interest in the Company and the Subsidiary.

        The participation in the transaction by a Predecessor Partnership was conditioned upon obtaining the approval of a majority-in-interest of the limited partners in such Predecessor Partnership. Such approvals were obtained with respect to each of the Predecessor Partnerships prior to July 1, 1987.

        During 1989, Integrated Resources, Inc. ("Integrated"), the former parent of the General Partner, experienced serious financial difficulties and, on February 13, 1990, it filed in the Bankruptcy Court for the Southern District of New
        York a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code
        (the "Filing"). The General Partner was a separate entity and neither the General Partner nor any other subsidiary of Integrated was included in the Filing.

        On September 13, 1990, in connection with its voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code, Integrated entered into an agreement whereby it agreed to sell all of its stock in the General Partner to Meadowstar Holding Company, Inc. ("Meadowstar"). Neither the Company nor the General Partner was a party to such agreement. The sale of the stock of the General Partner to Meadowstar was approved by the Bankruptcy Court on October 22, 1990. On
        November 15, 1990, pursuant to the terms of the Acquisition Agreement, Meadowstar purchased all of the outstanding shares of Common Stock of the General Partner. In May 1993, Carl C. Icahn acquired all of Meadowstar's interest in the General Partner.

2.      SIGNIFICANT ACCOUNTING POLICIES

        FINANCIAL STATEMENTS AND PRINCIPLES OF
        CONSOLIDATION - The consolidated financial statements are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations which relate to the Company and the Subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

        REGISTRATION COSTS AND EXPENSES OF THE
        EXCHANGE - Registration costs of the Predecessor
        Partnerships were charged against partners' equity upon the closing of the public offerings in accordance with prevalent industry practice. Expenses of the Exchange were charged against partners' equity upon consummation of the Exchange.

        NET EARNINGS AND DISTRIBUTIONS PER LIMITED
        PARTNERSHIP UNIT - For financial reporting purposes, the weighted average number of units assumed outstanding for the years ended December 31, 1994, 1993 and 1992 was 13,812,800, 13,889,667 and 14,058,153, respectively.
        There were no distributions in 1994. Distributions were $.50 per unit in 1993 and $1.00 per unit in 1992.

        UNIT OPTION PLAN - The Company adopted a
        Nonqualified Unit Option Plan (the "Plan") in 1987, which was further amended in 1989, under which options to purchase an aggregate of 1,416,910 Units may be granted to officers and key employees of the General Partner and the Company who provide services to the Company. To date, no options have been granted under the Plan.

        CASH AND CASH EQUIVALENTS - The Company considers short-term investments, which are highly liquid with original maturities of three months or less from date of issuance, to be cash equivalents.

        Included in cash and cash equivalents at December 31, 1994 and 1993 are investments in government backed securities of approximately $17,155,000 and $13,772,000, respectively.

        INCOME TAXES - No provision has been made for Federal, state or local income taxes since the Company is a partnership and, accordingly, such taxes are the responsibility of the partners.

        LEASES - The Company leases to others substantially all its real property under long-term net leases and accounts for these leases in accordance with the provisions of Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," as amended. This Statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or operating lease.

        a.           FINANCING METHOD - Under this method,
                     minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

        b.           OPERATING METHOD - Under this method,
                     revenue is recognized as rentals become due and expenses (including depreciation) are charged to operations as incurred.

        PROPERTIES - Properties, other than those accounted for under the financing method, are carried at cost less accumulated depreciation unless declines in the values of the properties are considered other than temporary.

        For each of the years ended December 31, 1994, 1993 and 1992 no individual real estate or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of the Company. At December 31, 1994 and
        1993, Portland General Electric Company occupied a property, consisting of corporate offices, which represented more than 10% of the Company's total assets.

        DEPRECIATION - Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 5 to 45 years. When properties are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the property account and the accumulated depreciation account, and any gain or loss on such sale or disposal is generally credited or charged to income (see
        Note 7).

        DEBT PLACEMENT COSTS - Debt placement costs are amortized on a straight-line basis over the term of the respective indebtedness.

        Assets Held for Sale - Assets held for sale are carried at the lower of cost or net realizable value.

3.      CONFLICTS OF INTEREST AND TRANSACTIONS
        WITH RELATED PARTIES

        a. The General Partner and its affiliates may realize substantial fees, commissions and other income from transactions involving the purchase, operation, management, financing and sale of the Partnership's properties, subject to certain limitations relating to properties acquired from the Predecessor
                     Partnerships in the Exchange. Some of such amounts may be paid regardless of the overall profitability of the Partnership and whether any distributions have been made to Unitholders. As new properties are acquired, developed, constructed, operated, leased, financed and sold, the General Partner or its affiliates may perform acquisition functions, development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and other services and be entitled to fees and reimbursement of expenses relating thereto, including the Reinvestment Incentive Fee, property management fees, real estate brokerage and leasing commissions, fees for financing either provided or arranged by the General Partner and its affiliates, development fees, general contracting fees and construction management fees. The terms of any transactions between the Company and the General Partner or its affiliates must be fair and reasonable to the Company and customary to the industry.

                     Reinvestment incentive fees as payment for services rendered in connection with the acquisition of properties from July 1, 1987 through July 1, 1997 were 1% of the purchase price for the first five years and are 1/2% for the second five years.

                     Reinvestment incentive fees are only payable on an annual basis if the sum of (x), the sales price of all Predecessor Partnerships' properties (net of associated debt which encumbered such properties at the consummation of the Exchange) sold through the end of such year, and (y), the appraised value of all Predecessor Partnerships' properties which have been financed or refinanced (and not subsequently sold), net of the amount of any refinanced debt, through the end of such year determined at the time of such financings or refinancings, exceeds the aggregate values assigned to such Predecessor Partnerships' properties for purposes of the Exchange. If the subordination provisions are not satisfied in any year, payment of reinvestment incentive fees for such year will be deferred. At the end of each year, a new determination will be made with respect to subordination requirements
                     (reflecting all sales, financings and refinancings from the consummation of the Exchange through the end of such year) in order to ascertain whether reinvestment incentive fees for that year and for any prior year, which have been deferred, may be paid.

                     From the commencement of the Exchange through December 31, 1994, the Company (i) sold or disposed of an aggregate of 126 properties of the Predecessor Partnerships for an aggregate of approximately $56,879,000, net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnership properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately
                     $44,431,000 for a sum total of approximately
                     $101,310,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $88,322,000. Fifteen properties have been acquired since the commencement of the Exchange, including two joint ventures entered into in 1994, for aggregate purchase prices of approximately $52,000,000. Reinvestment incentive fees of approximately $354,000 have previously been paid to the General Partner, and approximately $113,000 are payable to the General Partner for the 1994 acquisitions. The property acquired in 1992 was subject to a conditional sale agreement (see Note 7); therefore, no reinvestment incentive fee was due at December 31, 1992.

        b. The Company entered into a lease, effective June 1, 1991, for approximately 6,900 square feet of office space with an affiliate of the General Partner. The lease is for a ten year term and provides for initial monthly rent (inclusive of charges for utilities) of $11,642, which amount increased to $12,936 on June 1, 1994 and increases to $14,804 on June 1, 1997. The terms of the lease agreement were reviewed for fairness by the Audit Committee of the Board of Directors of the General Partner which determined that the terms of such transaction were fair and reasonable to the Company. In evaluating the transaction, the Audit Committee consulted with an independent appraiser regarding the terms of the lease. For the year ended December 31, 1992, the Company paid $139,704 in rent.

                     On December 29, 1992, the affiliate of the General Partner assigned its interest in the lease to an unaffiliated third party.

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR
     UNDER THE FINANCING METHOD

Real estate leased to others accounted for under the financing method is summarized as follows:

                                      December 31,
                             --------------------------------
                                 1994             1993
                             ---------------  ---------------
Minimum lease payments
receivable                    $446,943,110     $497,100,936
Unguaranteed residual value    171,636,874      175,214,737
                              ------------     -------------
                               618,579,984      672,315,673
Less unearned income           304,319,198      344,845,351
                              ------------     -------------
                              $314,260,786     $327,470,322
                              ============     =============

The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 1994:


        Year ending
        December 31,           Amount
   --------------------  ---------------
        1995              $   38,439,834
        1996                  38,397,613
        1997                  38,366,876
        1998                  38,293,967
        1999                  37,214,924
        Thereafter           256,229,896
                          --------------
                          $  446,943,110
                          ==============

At December 31, 1994, approximately $244,463,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

5.      REAL ESTATE LEASED TO OTHERS ACCOUNTED
        FOR UNDER THE OPERATING METHOD

        Real estate leased to others accounted for under the operating method is summarized as follows:

                                                December 31,
                                       ----------------------------
                                           1994             1993
                                       -------------    -------------

        Land                            $ 57,411,117    $  53,446,863
        Commercial building              112,762,861      107,809,870
                                       -------------   --------------
                                        $170,173,978    $ 161,256,733
        Less accumulated depreciation     46,735,534       44,317,402
                                       -------------   --------------
                                        $123,438,444    $ 116,939,331
                                        =============   ==============

        As of December 31, 1994 and 1993, accumulated depreciation on the hotel operating properties (not included above) amounted to approximately $1,499,000 and $723,000, respectively (see Note 7).

       The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 1994:

                                        Year ending
                                        December 31,           Amount
                                        ------------        -----------
                                           1995             $14,413,774
                                           1996              13,554,598
                                           1997              11,872,170
                                           1998              10,650,677
                                           1999               9,174,571
                                        Thereafter           36,548,268
                                                            ------------
                                                            $96,214,058
                                                            ============

At December 31, 1994, approximately $91,029,000 of real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.

6.  MORTGAGES RECEIVABLE


                                                                        Balance at
                                                          Monthly       December 31,
                        Interest   Maturity  Balance at   Payment     -----------------
                          Rate       Date     Maturity     Amount      1994      1993
                        --------   --------  ----------   -------      ----      ----
Collateralized by
Property Tenanted by
--------------------
Gino's Inc. and
Foodarama Supermarkets,
Inc.                     8.051%     1/92     $1,005,237  $   - (a)    $462,712  1,005,237

Hardee's Food Systems,
  Inc.                   9.00(b)   11/05          -            735     153,460    153,460
Bank of Virginia         9.00(c)    1/06        847,902      1,436     341,955    336,171
Best Products Co., Inc.  9.00(d)    9/01          -          - (d)     249,170    271,538
Data 100 Corp.           9.00      12/10          -          9,589     974,890  1,021,363
                        11.6087    12/19          -          - (e)     496,230    455,362
Easco Corp.              8.875      2/97(f)   3,586,940  27,800(f)   3,536,384  3,555,204
Webcraft Technologies
  Co.(a)                 9.70       6/92      1,863,365  16,607           -     1,889,138
The Wickes Corp.(a)     10.3937     1/93      3,691,873  31,977           -     3,691,873
Winchester Partnership   9.00      11/01          -      33,857      2,086,289  2,294,520
Stoney Brooke(a)          -          -            -          -            -     5,391,054
                                                                     ---------  ---------
                                                                    $8,301,090 20,064,920
                                                                    ========== ==========

(a)    See Note 7.

(b) 5.75% is paid currently and 3.25% is deferred. The principal and deferred interest is payable in monthly installments from March 1999 until November 2005.

(c)    4.5% is paid currently and 4.5% is deferred until maturity.

(d) Payments (with interest only at 9%) are $46,931 through November 1, 1996 and $54,276 through September 1, 2001 (See
       Note 12a).

(e)    Interest only will accrue until December 1, 2010; commencing
       January 1, 2011, monthly payments of $39,035 will be due, which will self-amortize the outstanding principal and current and deferred interest, with the final payment due December 1, 2019. Increased rentals on the property, if any, during the renewal term of the underlying lease will be applied against accrued interest and then the outstanding principal.

(f) On January 16, 1992, the purchase money mortgage was amended. The maturity date was extended to November 1994 and the monthly payments decreased to $27,800 commencing February 1, 1992. Under the terms of the amendment, the maturity date has been further extended to February 1997 to coincide with Easco's renewal of its lease for an additional ten years.

The Company has generally not recognized any profit in connection with the property sales in which the above purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received.

7.   SIGNIFICANT PROPERTY TRANSACTIONS

     Information on significant property transactions during the three-year period ended December 31, 1994 is as follows:

     a. On March 27, 1991, The Public Building Commission of Chicago ("Public Building Commission") commenced a condemnation proceeding against a property leased by The TJX Companies, Inc. The condemnation proceeding was settled on March 12, 1993 when the Company received approximately $4,305,000 from the tenant who purchased the property in accordance with their lease obligations. A net gain of approximately $1,575,000 was recognized on this transaction in the year ended December 31, 1993.

     b. The lease on a property formerly tenanted by Occidental Petroleum Corp. initially expired June 30, 1992 and was extended to March 1993 on a month-to-month basis. Based on existing conditions, the Company believed the carrying value at December 31, 1992 to be substantially in excess of the property's value, and as a result, wrote the asset down to its recoverable value by incurring a provision for loss on real estate in the amount of $1,400,000 for the year then ended. This asset has a carrying value of approximately $2,242,000 and is encumbered by a nonrecourse mortgage payable of approximately $2,182,000 as of December 31, 1994.

          The Company has obtained zoning approval which will enable the re-development of the site into a 67,000 square foot retail center with two out parcels totaling
          11,000 square feet of rentable area.

     c. On April 2, 1990, Amdura Corp., formerly American Hoist and Derrick Co., and certain of its subsidiaries, including Amdura National Distribution Company, a tenant of a property owned by the Company, filed voluntary petitions for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The Company and the tenant previously executed an agreement which permitted the tenant to assume the lease and pursue assignment of said lease, subject to the Company's approval, during a specified time period. The tenant was unsuccessful in assigning the lease and, as a result, the lease was terminated and the Company took possession of the premises effective August 1, 1992. In accordance with this agreement, the Company was entitled to and recognized approximately $657,000 of income in full settlement of all claims against the tenant. This was included in "Other income" for the year ended December 31, 1992. The lease termination initially adversely impacted day-to-day operating cash flow by approximately $35,000 per month. During the year ended December 31, 1994, operating rental income exceeded expenses by approximately $575,000. During the year ended December 31, 1993, operating expenses exceeded rental income by approximately $280,000. As of December 31, 1994, the property is 100% leased. The property has a carrying value of approximately $3,699,000 and is encumbered by a nonrecourse mortgage payable of approximately $1,554,000 as of December 31, 1994. Based on current circumstances, the Company believes that the carrying value of the asset is fairly stated. The Company engaged and continues to use a management company to perform supervisory management and leasing services, including the leasing of any vacant portions of the premises.

     d. On September 27, 1991, Days Inn of America, Inc. ("Days Inn"), a tenant of a property owned by the Company, located in Atlanta, Georgia, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The tenant, by order of the Bankruptcy Court, rejected the lease effective July 31, 1992. As of December 31, 1992, the tenant was in arrears by approximately $250,000 in rent and real estate taxes, both of which were pre-petition obligations. Subsequent to the filing, the tenant was current in its lease obligations. The Company previously wrote the asset down to what it believed was the recoverable value by incurring a provision for loss on real estate in the amount of approximately $4,252,000 for the year ended December 31, 1991. The asset whose carrying value at December 31, 1994 is approximately $4,537,000 is unencumbered by any mortgage.

          The Company submitted a claim to the Bankruptcy Court and in August 1993, it reached a settlement of this claim against Days Inn, now known as Buckhead America Corporation ("Buckhead"). As a result, the Company has received cash in the amounts of approximately $184,000 and $730,000 in the years ended December 31, 1994 and 1993, respectively. In addition, stock in Buckhead valued at approximately $305,000 was received in the year ended December 31, 1993. These amounts of approximately $184,000 and $1,035,000 have been included in "Other income" for the years ended December 31, 1994 and 1993, respectively. The Buckhead stock was disposed of in 1994 with a nominal gain.

          Effective August 1, 1992 the Company engaged a management company to perform on-site and supervisory management services. The lease rejection has adversely impacted operating cash flow by approximately $110,000 per month. In addition, the Company expects to incur costs of approximately $3,200,000, as leases are executed, to renovate, build-out and re-lease the property.

     e. On July 14, 1992, Integra, A Hotel and Restaurant Company ("Integra"), which leased two hotel properties located in Miami, Florida and Phoenix, Arizona filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant's petition, previously filed with the Bankruptcy Court, to reject the aforementioned leases, was approved on August 7, 1992 and the Company assumed operation of the properties on that date. As of December 31, 1992, the tenant was in arrears by approximately $720,000 for which an allowance of approximately $543,000 was provided in the year then ended. In addition, real estate taxes representing a pre-petition obligation were paid or accrued in the amount of approximately $425,000. These taxes were included in "Property expenses" for the year ended December 31, 1992. The Company has submitted a claim to the Bankruptcy Court.

          At December 31, 1994, the property located in Miami, Florida has a carrying value of approximately $5,774,000 and is encumbered by nonrecourse mortgages payable of approximately $46,000. This property is subject to a ground lease. Based on current conditions, management believes the carrying value of the Miami property is reasonably stated.

          Based on existing conditions and discussions with certain operators and managers of hotels, management believed the recoverable value of the Phoenix property to be substantially less than its carrying value. As a result, the Company wrote the property down by incurring a provision for loss on real estate in the amount of $4,538,000 in the year ended December 31, 1992. At December 31, 1994, this property has a carrying value of approximately $7,880,000 and is encumbered by a nonrecourse mortgage payable of approximately $3,286,000.

          This mortgage was refinanced during the year ended
          December 31, 1994 (see Note 8).

          During the year ended December 31, 1993, the Company completed major renovations at the Miami and Phoenix Holiday Inns with capital expenditures totalling approximately $1,700,000 and $400,000, respectively. In connection with these renovations, approximately $250,000 of nonrecurring maintenance expenses were incurred at the Miami location. These expenses were included in hotel operating expenses for the year ended December 31, 1993. During the year ended December 31, 1994, additional capital expenditures of approximately $190,000 and $240,000 were incurred at the Miami and Phoenix Holiday Inns, respectively.

          The Company has entered into a management agreement for the operation of the hotels with a national management organization. Since August 7, 1992, the hotels have been classified as Hotel Operating Properties and their revenues and expenses separately disclosed in the Consolidated Statements of Earnings. From August 7 through December 31, 1992, net hotel operations (hotel operating revenues less hotel operating expenses)
          totalled approximately $795,000.   This was $100,000 less
          than the rent would have been from the rejected leases for the same period. Net hotel operations totalled approximately $1,781,000 and $1,195,000 for the years ended December 31, 1994 and 1993, respectively. This was approximately $379,000 and $965,000 less than the rent would have been from the rejected leases for the years then ended, respectively. Hotel operating expenses include all expenses except for approximately $215,000 of depreciation and $322,000 of interest expense for the period commencing August 7, 1992 through year end and approximately $776,000 and $509,000 of depreciation and $456,000 and $742,000 of interest expense for the years ended December 31, 1994 and 1993, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings. The results for the year ended December 31, 1994 are not necessarily indicative of future operating results.

     f. During 1992, leases on two properties formerly tenanted by Petrolane, Inc. located in Belle Chasse, LA and Nisku, Alberta, Canada, expired and were re-let at rents substantially less than the previous leases. The new lease on the former location expires April 1996 and includes a purchase option for $575,000. The latter location's new lease expires March 1995. After evaluating the existing market conditions and the potential use of the facilities, the Company believed the Belle Chasse property's carrying value at September 30, 1992 of approximately $1,267,000 to exceed the recoverable value in the amount of $517,000 and the Nisku property's carrying value at September 30, 1992 of approximately $1,020,000 to exceed the recoverable value in the amount of $270,000. As a result, the Company recorded a provision for loss on real estate in the amount of $787,000 for the year ended December 31, 1992. In addition, after further evaluation and review, the Company believed the Belle Chasse property's carrying value at June 30, 1994 to exceed the recoverable value in the amount of $237,000. As a result, the Company recorded a provision for loss on real estate in the amount of $237,000 for the year ended December 31, 1994.

     g. On December 9, 1991, Stop N Go Markets of Texas, Inc. (National Convenience Stores, Inc.) filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant, who previously leased twenty-three locations, filed a motion with the Bankruptcy Court to assume four leases and reject the remaining leases. Pursuant to a stipulation by the Bankruptcy Court on February 4, 1993, the tenant's motion was approved effective as of August 31, 1992. The tenant was in arrears in the approximate amount of $6,000 rent and $34,000 of real estate taxes as of December 31, 1992. On March 19, 1993, the Company filed a proof of claim with the Bankruptcy Court. In November 1993, the Company received stock of the debtor valued at approximately $123,000 in partial settlement of its claim. This total has been included in "Other income" for the year ended December 31, 1993. In May of 1994 additional stock of the debtor was received. The total value of the stock at December 31, 1994 of $102,000 is based on the lower of cost or market.

          In 1994, all four of the leased locations were sold. The remaining nineteen properties, whose rents totaled approximately $217,000 per year, were actively marketed for sale by the Company. Based on existing market conditions, the Company believed the carrying value of approximately $1,781,000 at December 31, 1992 to exceed the estimated net realizable value by $780,000, for which a provision for loss on real estate was recorded during the year then ended. During the years ended December 31, 1994 and 1993, the Company sold ten and nine of these locations, respectively. A nominal gain was recognized on the disposal of all twenty-three properties.

     h. On November 2, 1992, the Company purchased approximately fifteen acres of land in East Syracuse, New York for approximately $3,500,000 and contracted to build a 116,000 square foot BJ's Warehouse Store ("BJ's") upon the site. The Company has entered into a twenty year lease with Waban, Inc. ("Waban"), the parent company of BJ's Warehouse Club. Construction was substantially completed on May 22, 1993 and Waban took possession of the premises, which is situated on approximately ten acres of land, and commenced rental payments on that date. The lease provides for an initial annual net rental of $659,262 with CPI increases every five years, not to exceed 8.77%. Under the lease, Waban is responsible for any required structural repairs. Of the remaining five acres of adjacent land approximately 3.6 acres is available for future development by the Company.

          Simultaneously with the acquisition of the property, the Company entered into a general construction contract with the seller (the "GC Agreement") pursuant to which the seller (the "Seller") was required to construct BJ's in accordance with the terms and conditions of the lease for a guaranteed maximum amount of $2,327,802. However, the construction of BJ's was subject to delays and the Seller did not meet all of its construction obligations under the GC Agreement and failed to cure such defaults. The Company sent a notice, dated February 19, 1993, terminating the GC Agreement and assumed the construction obligations. The Company contacted the surety of the GC Agreement pertaining to the site work. The surety was not responsive to the Company. The Company has determined at this point to not pursue any potential claims it may have because after further investigation, it believes such claims will not be able to be satisfied.

          At December 31, 1994, the BJ's land, including related improvements, cost a total of approximately $4,996,000 and the building cost a total of approximately $3,105,000. The adjacent land available for future development, including related improvements, cost a total of approximately $1,256,000. Approximately $268,000 of interest was capitalized which included $210,000 and $58,000 during the years ended December 31, 1993 and 1992, respectively.

          A reinvestment incentive fee was paid to the General
          Partner of approximately $45,000 pertaining to this acquisition and development.

          The Company received permanent financing of $4,000,000 on the BJ's parcel and improvements. (see Note 8).

     i. At December 31, 1992, the Company owned fifteen properties tenanted by Nationsbank, formerly NCNB National Bank of South Carolina. The leases on fourteen of these properties expired in December 1992 and one expired in March 1993; however, nine leases were extended to March 1993 in connection with an executed agreement (the "Agreement") entered into between the Company and the tenant to purchase and/or lease any one or more of ten locations, including the property whose lease expired in March 1993. The tenant elected to purchase four and lease six properties in accordance with the Agreement. The four properties which were sold on March 26, 1993 had a carrying value of approximately $4,357,000 and were unencumbered by any mortgage at December 31, 1992. Since the contracted selling price of approximately $5,300,000 exceeded the carrying value, the Company believed the assets were fairly stated. The six leased locations were re-let at an annual rental of approximately $214,000, a reduction of approximately $196,000 from the previous rent. As a result, the Company believed the carrying value at December 31, 1992 exceeded the recoverable value and wrote the properties down by incurring a provision for loss on real estate in the amount of $1,000,000 for the year then ended. At December 31, 1994, these properties have a carrying value of approximately $2,081,000 and are unencumbered by any mortgage.

          Of the remaining five properties whose leases were not extended, one was sold on January 20, 1993. The property had a carrying value at December 31, 1992 of approximately $261,000 that exceeded the net realizable value and therefore the Company wrote the property down by incurring a provision for loss on real estate in the amount of $192,165 for the year then ended. This asset was unencumbered by any mortgage at December 31, 1992.

          Another property, whose carrying value at December 31, 1992 was $357,000 was written down by incurring a provision for loss on real estate in the amount of $182,000 in the three months ended March 31, 1993 and subsequently sold on April 15, 1993. The other three properties were sold during the year ended December 31, 1994.

     j. On July 31, 1993, the Company held a nonrecourse mortgage in the amount of approximately $3,456,000 secured by four properties tenanted by Toys "R" Us, Inc. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of such properties. The tenant remained current in its obligations under the lease. The terms of the mortgage called for a balloon payment of approximately $3,456,000 on January 1, 1993 which was not received. The Company reacquired these properties in satisfaction of such mortgage and as of August 1, 1993 real estate with a carrying value of approximately $5,883,000 and a nonrecourse mortgage payable with a balance of approximately $2,904,000 were recorded. No gain or loss resulted upon foreclosure because the estimated fair value of the properties exceeds their carrying value. These properties have a carrying value of approximately $5,799,000 and are encumbered by a nonrecourse mortgage payable of approximately $3,354,000 at December 31, 1994. See Note 8 concerning the mortgage refinancing in 1994.

     k. On December 31, 1992, the Company held four nonrecourse wrap-around mortgages in the amount of approximately $7,689,000 secured by four properties tenanted by The Wickes Corp. The mortgages had been taken back by a Predecessor Partnership in connection with the sale of such properties. The tenant remained current in its obligations under the lease. However, the Company did not receive monthly debt service payments on these mortgages from the purchaser. Additionally, the terms of mortgages called for balloon payments of approximately $7,689,000 on January 1, 1993 which were not received. However, the tenant had previously purchased one property from the debtor and in January 1993, the tenant paid the balloon mortgage due on the property net of the underlying first mortgage, which it assumed. A gain of approximately $1,371,000 was recognized on this transaction in the year ended December 31, 1993.

          In addition, the debtor paid the balloon mortgage due on one property, net of the underlying first mortgage in August of 1993. A gain of approximately $784,000 was recognized in the year ended December 31, 1993.

          In January 1994, the debtor paid the balloon mortgage due, net of the underlying first mortgage, on one Wickes property and a gain of approximately $1,238,000 was recognized in the year ended December 31, 1994. In addition, the Company foreclosed on the remaining Wickes property in January 1994 and real estate with a carrying value of approximately $643,000 was recorded in the year ended December 31, 1994. No gain or loss was incurred upon foreclosure because the estimated fair value of the property is equal to its carrying value. The mortgage balance on this remaining property is approximately $544,000 at December 31, 1994.

     l. On June 17, 1993, the Company purchased two non-performing mortgage loans for a combined price of $13,000,000. Each loan was collateralized by a residential apartment complex located in Lexington, Kentucky. The face value of the non-performing loans was approximately $21,188,000.

          The first non-performing loan, purchased for $6,990,000, was collateralized by a 396 unit multi-family complex. The Company foreclosed on this property ("Stoney Falls"), and received the deed on October 11, 1993. The Company has entered into a management agreement for the operation of this property with a national management organization which began operating the property effective September 1, 1993. Subsequent to the acquisition, the Company received distributions from the receiver and cash flow from the property pertaining to the period prior to formal foreclosure, net of expenditures incurred by the Company, which have been applied as a reduction to the initial cost of the loan. This net cash flow, subsequent to the acquisition, totalled approximately $94,000. During the year ended December 31, 1994, the Company completed major renovations which totalled approximately $1,360,000. In connection with these renovations, approximately $350,000 of non recurring maintenance expenses were incurred. These expenses are included in "property expenses" for the year ended December 31, 1994. This asset has a carrying value of approximately $8,078,000 at December 31, 1994.

          The second non-performing loan, purchased for $6,010,000, is collateralized by a 232-unit apartment complex. Foreclosure proceedings were initiated in April 1993 resulting in the debtor filing for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The Company executed an agreement with the borrower, which was approved by the Bankruptcy Court, and foreclosed on this property ("Stoney Brooke") and received the deed on February 11, 1994. Subsequent to the acquisition, the Company received distributions from the seller of the note and began to receive cash flow from the property pertaining to the period prior to formal foreclosure, net of expenditures incurred by the Company, which have been applied as a reduction to the initial cost of the loan. This cash flow, net of expenditures incurred by the Company, totalled approximately $735,000. This property at December 31, 1994 has a carrying value of approximately $5,144,000.

          A reinvestment incentive fee of approximately $65,000 was paid the General Partner (See Note 3).

          See Note 8 in connection with the mortgage financing of these two properties in 1994.

     m. In March 1994, the Company foreclosed on the property tenanted by Webcraft Technologies and KSS Transportation.

          As a result, real estate with a carrying value of approximately $626,000 was recorded in the year ended December 31, 1994. No gain or loss was incurred upon foreclosure because the estimated fair value of the property is believed to exceed its carrying value.

     n. In June 1994, the Company sold a property to the tenant, Lockheed Sanders, Inc. The property, which was located in Plainfield, N.J., was subject to a purchase option which was exercised. The selling price was $5,625,000 and a gain of approximately $1,961,000 was recognized in the year ended December 31, 1994. The property was unencumbered by any mortgage.

     o. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

          1. The first joint venture, formed as an Alabama Limited Liability Company, will develop a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, which owns a seventy percent (70%) majority interest in the joint venture, contributed $1,750,000 in June 1994 and the co-venturer contributed $250,000. As of December 31, 1994 $250,000 representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. The Company has no further funding commitment. Distributions will be made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $8,760,000 and is guaranteed by the co-venturer and personally by its principals. The development costs are expected to total approximately $11,350,000. As of December 31, 1994, approximately $5,529,000 of development costs have been incurred, including the acquisition of land valued at approximately $1,138,000. Construction loan funding at December 31, 1994 was approximately $2,400,000. The first units were completed and available for occupancy in February 1995 and project completion is scheduled for August 1995. An affiliate of the Company's co-venturer will manage the property.

               A reinvestment incentive fee of approximately
               $40,000 will be due the General Partner upon completion of the project (see Note 3).

          2. The second joint venture, a Delaware limited partnership, will develop a 288-unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). The Company, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $3,744,000 as of December 31, 1994 and is a limited partner. The co-venturer is the general partner and has a limited partner interest. The Company is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. The Company has made its final contribution which totalled approximately $278,000 in January 1995. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of December 31, 1994, approximately $3,891,000 of development costs have been incurred, including the acquisition of land valued at $1,600,000. The first units are expected to be available for occupancy on or about July 1995 and project completion is scheduled for February 1996. An affiliate of the Company's co-venturer will manage the property.

               A reinvestment incentive fee of approximately
               $70,000 will be due the Company's General Partner upon completion of the project (see Note 3).

8.      MORTGAGES PAYABLE

        At December 31, 1994, mortgages payable, all of which are nonrecourse to the Company, are summarized as follows:




                                             Annual Principal            Balance at December 31,
Number of       Range of        Range of           And               ------------------------------
Mortages     Interest Rates    Maturities    Interest Payment              1994            1993
---------    -------------- ---------------- -----------------       --------------  --------------
23           6.000%-8.875%  2/15/95-6/1/17    $   8,860,668          $   59,351,878  $   59,688,143
53           9.000-10.875   1/31/95-12/1/09      15,600,093             106,344,848     122,238,191
4           11.500-12.250   2/01/96-11/1/05         744,262               4,235,589       5,627,878
1              14.250          3/01/06              744,559               4,163,382       7,719,989
                                              ----------------       --------------- --------------
                                              $  25,949,582          $  174,095,697  $  195,274,201
                                              ================       =============== ==============


       The following is a summary of the anticipated future principal payments of the mortgages:

                        Year ending
                        December 31,         Amount
                       --------------    --------------
                          1995           $   13,556,295
                          1996               25,230,486
                          1997               14,461,679
                          1998                8,917,349
                          1999               21,818,304
                        2000-2004            61,154,049
                        2005-2009            24,523,090
                        2010-2014             4,377,923
                        2015-2017                56,522
                                         --------------
                                         $  174,095,697
                                         ==============

        a. On November 5, 1992, the Company closed a nonrecourse mortgage on the property located in Broomal, PA. The mortgage is in the amount of $3,000,000, bears interest at 9.125%, and matures October 15, 1997. Monthly debt service is approximately $38,000. Debt placement costs totaled approximately $145,000. The new mortgage replaces a previous wrap-around mortgage, which bore interest at 9 1/2%, that was prepaid at a discount in December 1991.

        b. On April 15, 1992, the Company refinanced a nonrecourse mortgage loan which had an outstanding principal balance of approximately $4,677,000. The mortgage encumbered a property tenanted by The Rouse Company and bore interest at 8.625%. The original maturity date was April 1, 1999; however, in 1991 the lender called the mortgage as provided for under the terms of the loan. The new nonrecourse mortgage loan, which is in the principal amount of $5,000,000, bears interest at 9.5%, matures May 1, 2004 and is self-liquidating. Debt placement costs of approximately $153,000 were incurred. No gain or loss was incurred as a result of this transaction.

        c. On May 1, 1992, the Company refinanced a nonrecourse mortgage loan which had an outstanding principal balance of approximately $11,803,000. This mortgage encumbered fifteen properties tenanted by the Louisiana Power and Light Company. It was scheduled to mature on November 1, 2000 and bore interest at 13.5%. The new mortgage loan was obtained at an interest rate of 8.79%, in the principal amount of $13,000,000, matures November 15, 2000 and is self-liquidating. Debt placement costs of approximately $390,000 were incurred. Prepayment penalties in connection with the extinguishment of the former debt totaled approximately $785,000. As a result, an extraordinary loss of the same amount was recorded during the year ended December 31, 1992. The monthly debt service of approximately $180,000 reflects a decrease of $14,000.

        d. As of June 1, 1992, the Company consummated a modification and extension of a nonrecourse mortgage loan which had an outstanding principal balance of approximately $4,713,000. This mortgage encumbers a property tenanted by Forte Hotels, Inc. It matured June 1, 1992 and bore interest at 9% per annum. In accordance with the modified terms, approximately $2,357,000 of the outstanding principal balance was repaid on June 1, 1992. The remaining principal balance matures June 1, 1998, bears interest at 10.75%, and is self-liquidating with monthly payments of approximately $45,000. An extension fee of approximately $24,000 was incurred in connection with this transaction.

        e. On October 18, 1993, the Company obtained permanent financing on the BJ's property in East Syracuse, New York. The nonrecourse loan is in the principal amount of $4,000,000, bears interest at 8.25% per annum, and matures October 31, 1998 at which time the Company has the option to extend the loan for one to five years, providing certain conditions are met. The monthly debt service is approximately $34,000. Debt placement costs of approximately $156,000 have been incurred.

        f. On December 13, 1993, the Company prepaid a mortgage with an outstanding balance of $3,038,346 that encumbered a property tenanted by the Lockheed Corporation, located in Burbank, CA. This mortgage was scheduled to mature on February 1, 1996 and bore interest at 16%. Prepayment penalties of approximately $91,000 were incurred.

        g. On December 22, 1993, the Company refinanced a nonrecourse mortgage loan which had an outstanding principal balance of approximately $7,613,000. This mortgage encumbered a property tenanted by Super Foods Services, Inc. It was scheduled to mature on October 1, 2010 and bore interest at 11.076%. The new mortgage loan which is self-liquidating is in the principal amount of $7,650,000, bears interest at 8.25% per annum, and matures August 1, 2010. Debt placement costs of approximately $333,000 and prepayment penalties of approximately $76,000 were incurred. The new annual debt service of approximately $846,000 reflects a decrease of $156,000 and initial interest savings of approximately $215,000 in 1994.

        h. On March 4, 1994, the Company paid off one nonrecourse mortgage loan and refinanced two nonrecourse mortgage loans that encumbered a total of seven properties tenanted by Toys "R" Us. The loan paid off, which encumbered one property, had an outstanding principal balance of approximately $616,000, bore interest at 10.375%, and was callable at the lender's option in 1994. The two loans refinanced had outstanding principal balances of approximately $1,550,000 and $2,863,000, bore interest at 9.25% and 9.55%, were self-liquidating, and were callable at the lender's option in 1995 and 1996, respectively. The two new mortgage loans, in the principal amounts of approximately $1,464,000 and $3,636,000, bear interest at 7.08%, are self-liquidating and mature January 15, 2012. Debt placement costs of approximately $226,000 have been incurred. The new annual debt service of approximately $532,000 reflects a decrease of approximately $89,000.

        i. A balloon payment of approximately $6,266,000 was originally due June 1, 1994 on a nonrecourse mortgage which encumbered the Holiday Inn in Phoenix, Arizona; however, the Company paid off approximately $2,966,000 on that date and was granted an extension on the remaining balance. The interest rate was 10.75%. On June 27, 1994 the Company refinanced the remaining balance with a nonrecourse mortgage loan in the amount of $3,300,000. The new mortgage loan matures July 27, 1999, bears interest at 10.35% and has a balloon payment due at maturity of approximately $3,120,000. Debt placement costs of approximately $143,000 were incurred. The new annual debt service is approximately $370,000.

        j. On July 25, 1994 the Company obtained financing on the two apartment complexes located in Lexington, Kentucky. The two nonrecourse mortgage loans in the amount of $5,500,000 and $4,500,000 for Stoney Falls and Stoney Brooke Apartments, respectively, bear interest at 8.375% and mature in ten years when balloon payments totaling approximately $8,150,000 will be due. Under the terms of the loans, $100,000 was initially funded on each loan with the balance funded in January 1995. Debt placement costs of approximately $250,000 have been incurred. Annual debt service on the two loans is approximately $956,000.

        k. On December 9 and 23, 1994, the Company prepaid the first and second mortgages, respectively, with aggregrate outstanding balances of approximately $3,364,000 which encumbered a property tenanted by Chomerics, Inc. located in Woburn, Massachusetts. The first and second mortgages were scheduled to mature August 1, 2011 and February 1, 2005, respectively, and both bore interest at 13.875%. The first mortgage was callable August 1, 1996.

9.      SENIOR INDEBTEDNESS

        On May 27, 1988, the Company closed a $50,000,000, 10-year senior unsecured debt financing. The notes bear interest at 9.6%, payable semiannually, 2% of which may be deferred and added to the principal at the Company's option during the first five years. During 1993 and 1992, $546,842 and $1,077,496, respectively, were added to the principal of the note. In May 1994, the Company repaid $10,000,000 of the outstanding principal balance of the notes. The Company is required to make principal repayments of approximately $11,308,000 in each of the years 1995 through 1998.

        The note agreements also place limitations on the Company with respect to, among other things, additional debt and the use of proceeds from property sales. In addition, distributions and the amounts used to purchase partnership interests cannot exceed cash flow, as defined in the agreements, plus $15,000,000. The Company is also required to maintain, among other things, specified levels of (i) net annual rentals, as defined in the agreements, on properties unencumbered by mortgage financing and (ii) net cash flow.

10.     RECONCILIATION OF NET EARNINGS PER FINANCIAL STATEMENTS TO TAX
        REPORTING

                                   1994            1993            1992
                                ------------    ------------     ------------
Net earnings per financial
  statements                   $ 23,168,564    $ 22,676,754     $ 11,291,877
Minimum lease payments            6,708,644       6,066,011        5,592,462
  received, net of income
  earned on leases accounted
  for under the financing
  method
Gain on real estate               1,325,735         228,436          119,712
  transactions for tax
  purposes in excess of that
  for financial statement
  purposes
Provision for loss for              582,000         462,000        8,847,165
  financial statement
  purposes
Difference attributed to            (29,367)        (25,094)        (4,243)
  joint ventures and minority
  interest
Difference between expense          (256,431)       584,286        1,768,031
  accruals, net of income
  accruals, at beginning of
  year and end of year
Depreciation and                  (9,532,694)    (9,818,998)     (10,124,573)
  amortization for tax
  purposes in excess of that
  for financial statement
  purposes due to leases
  accounted for under the
  financing method
Other                                (26,218)         (26,218)       (26,218)
                                  ------------    ------------    -----------
Taxable income                    $ 21,940,233    $ 20,147,177    $17,464,213
                                  ============    ============    ===========

11.     QUARTERLY FINANCIAL DATA (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER UNIT DATA)



                                        Three Months Ended
                          ---------------------------------------------
                                  March 31,                June 30,
                          ---------------------- ----------------------
                             1994         1993       1994         1993
                           --------     --------- ---------     --------

Revenues                  $15,943      $15,787    $15,156       $14,342
                          ========     ========= =========     ========
Earnings before
  property transactions   $ 5,231      $ 5,375    $ 5,030       $ 4,093
Provision for loss on
  real estate                (75)         (182)      (237)         (196)
Gains on property
  transactions              1,364        3,806      2,236            34
                          --------     --------  ---------     --------
Net earnings              $ 6,520      $ 8,999    $ 7,029       $ 3,931
                           ========     ========  =========     ========
Net earnings per limited
  partnership unit           $.46         $.63       $.50          $.28
                           ========     ========  =========     ========


                                          Three Months Ended
                           ---------------------------------------------
                                 September 30,          December 31,
                            ---------------------   ---------------------
                             1994          1993      1994         1993
                            ---------   ---------  ---------   ----------
Revenues                  $14,750      $14,952    $15,702       $15,076
                           ==========   =========  =========   ==========
Earnings before property
  transactions            $ 4,411      $ 4,592    $ 4,905       $ 4,319
Provision for loss on
  real estate                 (75)         -         (195)          (84)
Gains on property
  transactions                238          899        336            21
                           ----------   ---------  ----------  ---------
Net earnings              $ 4,574      $ 5,491    $ 5,046       $ 4,256
                           ==========   =========  ==========  =========
Net earnings per limited
  partnership unit        $   .32      $   .39    $   .36       $   .30
                           ==========   =========  ==========  =========



        Net earnings per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

12.     COMMITMENTS AND CONTINGENCIES

        a. On January 4, 1991, Best Products Co., Inc., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. On June 14, 1994 the tenant came out of bankruptcy and affirmed the leases. The tenant has remained and is current in its obligations under the lease. As of December 31, 1994, the property had a carrying value of approximately $3,742,000 and is encumbered by a nonrecourse mortgage payable of approximately $256,000.

        b. On September 16, 1991, the Company brought suit against Alco Standard Corporation and its affiliates, a former tenant of an industrial facility located in Rome, Georgia whose lease expired in October 1990. The action was brought against the defendants in the United States District Court Northern District of Georgia, Rome Division for reimbursement of costs that could be incurred for clean-up of hazardous materials on the site and certain deferred maintenance. In July 1994, this litigation was settled and the property was sold for $525,000. A gain of approximately $100,000 was recognized in the year ended December 31, 1994. In addition, Alco reimbursed the Company for $150,000 of expenses incurred and indemnified the Company against any future liability in connection with any site contamination. The expense reimbursement has been included in "Property expenses" in the financial statements for the year ended December 31, 1994.

        c. On July 31, 1992, Chipwich, Inc. ("Chipwich"), parent of Peltz Food Corporation, a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Chipwich then filed a motion for rejection of the lease and, pursuant to an order of the Bankruptcy Court, the lease was rejected on September 29, 1992. There is a guarantor of the lease and the Company is currently proceeding to enforce all obligations under such guaranty including settlement of an unsecured proof of claim filed by the Company. At December 31, 1994, the property has a carrying value of approximately $937,000 and is encumbered by a nonrecourse mortgage payable of approximately $314,000. Based on the existence of the guaranty, the Company believes that the carrying value of the asset is fairly stated at December 31, 1994.

        d. On December 31, 1994, the Company held a mortgage note receivable in the principal amount of $462,712. The mortgage encumbers four properties together with a collateral assignment of ground leases and rents. The properties are tenanted by Gino's and Foodarama. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of these properties. The tenants remained current in their lease obligations.

                The terms of the mortgage called for a balloon payment of $1,100,000 on January 1, 1992 which was not received. On January 9, 1992, the Company gave written notice of default to Sheldon Lowe and Joseph T. Comras, the mortgagors and the current owners of the properties. As of December 31, 1994, the Company has commenced foreclosure actions on the four properties as follows: two each in Pennsylvania and New Jersey. The Company foreclosed on the property in Michigan on October 7, 1993 and real estate with carrying value of approximately $70,000 was recorded in the year ended December 31, 1993. On February 25, 1994 the Company foreclosed on the previously encumbered property formerly tenanted by Lionel Leisure located in Pennsylvania. In September 1994, this property was sold and no gain or loss was incurred upon disposition. In October 1994, the Company foreclosed on two properties located in Massachusetts and real estate with a carrying value of approximately $102,000 was recorded in the year ended December 31, 1994. No gain or loss was incurred or is anticipated upon foreclosure because the estimated fair value of the properties exceeds their carrying value.

        e. On January 26, 1993, Be-Mac Transport Company, Inc. ("Be-Mac"), a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Be-Mac then filed a motion for rejection of the lease and, pursuant to an order of the Bankruptcy Court, the lease was rejected on February 24, 1993. There is a guarantor of the lease and the Company is currently proceeding to enforce all obligations under such guaranty including settlement of an unsecured proof of claim filed by the Company. The rejected lease contains a purchase option exercisable by the guarantor. Based on the purchase option price, the Company wrote the property down by incurring a provision for loss on real estate in the amount of $196,000 in the year ended December 31, 1993. At December 31, 1994, the property has a carrying value of approximately $948,000 and is unencumbered by any mortgage. The Company has re-let the property effective March 1, 1994 at an annual rental of $120,000.

        f. Lockheed Missile and Space Company, Inc. ("Lockheed"), a tenant of the Company's leasehold property in Palo Alto, California, has entered into a consent decree with the California Department of Toxic Substances Control ("CDTS") to undertake certain environmental remediation at this property. Lockheed has estimated that the environmental remediation costs may be up to approximately $14,000,000. In a non-binding determination by the CDTS, Lockheed was found responsible for approximately 75% of such costs and the balance was allocated to other parties. The Company was allocated no responsibility for any such costs.

                Lockheed has served a notice that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. In connection with this notice, Lockheed has stated that it will attempt to have allocated to the Company and to the Company's ground-lessor (which may claim a right of indemnity against the Company) approximately 9% and 17%, respectively, of the total remediation costs. The Company believes that it has no liability for any of such costs, and in any proceeding in which such liability is asserted against it, the Company will vigorously contest such liability. In the event any of such liability is allocated to the Company, it will seek indemnification from Lockheed in accordance with its lease.

13.     PROPERTY HELD FOR SALE

        At December 31, 1994, the Company owned four properties that were being actively marketed for sale. At December 31, 1994, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of the properties is estimated to be approximately $413,000, after incurring a provision for loss on real estate in the amount of $85,000 in the year ended December 31, 1994. At December 31, 1993, the aggregate value of the properties was estimated to be approximately $2,327,000 after incurring a provision for loss on real estate in the amount of approximately $84,000 in the year then ended.

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        Cash and Cash Equivalents, Accounts Receivable, and Accounts
         ------------------------------------------------------------
        Payable and Accrued Expenses
         ----------------------------

        The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

        Mortgages Receivable
         --------------------

        The fair values of the mortgages receivable past due, in process of foreclosure, or for which foreclosure proceedings are pending, are based on the discounted cash flows of the underlying lease. The fair values of the mortgages receivable satisfied subsequent to year end are based on the amount of the net proceeds received.

        The fair values of the mortgages receivable which are current are based on the discounted cash flows of their respective payment streams.

        The approximate estimated fair values of the mortgages receivable held as of December 31, 1994 are summarized as follows:


                                                    At December 31, 1994
                                                   -------------------------
         Collateralized by                          Net         Estimated
         Property Tenanted by                    Investment     Fair Value
         --------------------                     -----------    -----------
         Gino's, Inc., and Foodarama
         Supermarkets, Inc.                       $   293,000    $   334,000
         Hardee's Food Systems, Inc.                   51,000         186,000
         Bank of Virginia                             342,000         400,000
         Best Products Co., Inc.                      249,000         253,000
         Data 100 Corp.                               807,000      1,028,000
         Easco Corp.                                  972,000      3,482,000
         Winchester Partnership                     2,086,000      2,023,000


        The net investment at December 31, 1994 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

        Senior Indebtedness

        The approximate fair value and carrying value of the Company's senior indebtedness at December 31, 1994 is $47,653,000 and $45,231,000, respectively. The estimated fair value is based on the amount of future cash flows associated with the instrument discounted using the rate at which the Company believes it could currently replace the senior indebtedness.

        Limitations

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

15.     DISTRIBUTIONS PAYABLE

        Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interest in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

16.     SUBSEQUENT EVENTS

        a. On January 25, 1995, the Grand Union Company, a tenant leasing eight properties owned by the Company, filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. These eight properties' annual rentals total approximately $1,450,000 (including two properties which are sub-let, representing approximately $58,000 in annual rentals). The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court. The tenant is current in its obligations under the leases.

        b. During the end of March and early April 1995 the Company anticipates completing the Rights Offering through which it will raise approximately $109,000,000 net of related expenses. Pursuant to the terms of the Rights Offering, holders of depositary units representing limited partner interests (the "Depositary Units") on the record date received one transferable subscription right (each a "Right") for each seven Depositary Units held. Each Right was exercisable for a combination of securities consisting of six Depositary Units and one 5% cumulative pay-in-kind redeemable preferred unit representing limited partner interests (the "Preferred Units"). High Coast Limited Partnership, a Delaware Limited Partnership which is controlled by Carl C. Icahn ("Icahn"), has acted as guarantor of the offering (the "Guarantor"). Through the Guarantor, Icahn will exercise certain subscription rights and an over-subscription privilege to acquire additional Depositary Units and Preferred Units. A registration statement on Form S-3 relating to the Rights Offering (Registration No. 33-54767) was filed with the Securities and Exchange Commission and declared effective February 23, 1995.

        c. On February 1, 1995, the Penske Corp. exercised its purchase option on three properties leased from the Company (two in New Jersey and one in New York). The selling price was approximately $4,535,000 and a gain of approximately $1,030,000 will be recognized in the three months ended March 31, 1995. Each property was encumbered by first and second mortgages which totalled approximately $1,162,000 and which were paid from the sales proceeds.

        d. The Company has executed a contract for the sale of the property tenanted by Pace Membership Warehouse, Inc. In addition, the purchaser is obligated to pay the Company $50,000 should it default on its obligations under the contract. The Company expects to complete the sale by the end of March 1995. The sale price is $9,300,000 and the Company expects to record a gain of approximately $3,300,000 in the three months ended March 31, 1995. The property is encumbered by a nonrecourse mortgage payable of approximately $4,346,000, which the purchaser will assume.

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.
          ---------------------------------------------

     None.

                             PART III


Item 10.  Directors and Executive Officers of AREP.
          ----------------------------------------

     The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

     Name                Age                 Office
     ----                ---                 ------

Carl C. Icahn             59            Chairman of the Board

Alfred D. Kingsley        52            Director

Mark H. Rachesky          36            Director and Vice
                                        President

William A. Leidesdorf     49            Director

Jack G. Wasserman         58            Director

John P. Saldarelli        53            Vice President, Secretary
                                        and Treasurer


     Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He was Chief Executive Officer and Member of the Office of the Chairman of Trans World Airlines, Inc. ("TWA") from November 8, 1988 to January 8, 1993; Chairman of the Board of Directors of TWA from January 3, 1986 to January 8, 1993 and Director of TWA from September 27, 1985 to January 8, 1993. He is also Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of The New York Stock Exchange, Inc. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. In 1979, Mr. Icahn acquired control and presently serves as Chairman of the Board of Directors of Bayswater Realty & Capital Corp., which is a real estate investment and development company. ACF, Icahn & Co., Inc. and Bayswater Realty & Capital Corp. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations which invest in publicly traded securities.

     Alfred D. Kingsley has served as Director of the General Partner since November 15, 1990. He was also Vice Chairman of the Board of Directors of TWA from February 1, 1989 to January 8, 1993 and a Member of the Office of the Chairman from November 8, 1988 to January 8, 1993. Mr. Kingsley was a Director of TWA from September 27, 1985 to January 8, 1993. He also was a Director and Executive Officer and Director of Research at Icahn & Co., Inc. and related entities from 1968 until December 1994. He also has been Vice Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF



                                        III-1
since June 29, 1984. Mr. Kingsley has also been a Senior Managing Director of Greenway Partners, L.P. since May 1993, which invests in publicly traded securities.

     Mark H. Rachesky has served as Director of the General Partner since November 15, 1990 and as Vice President since November 29, 1990. Since February 1, 1990, Mr. Rachesky has been employed at Icahn & Co., Inc., where he is involved in the finance and investments areas. Mr. Rachesky was formerly with Robert M. Bass Group, Inc., where he also was involved in financing and investment activities. Prior thereto, Mr. Rachesky was employed at Goldman, Sachs & Co.

     William A. Leidesdorf has served as Director of the General Partner since March 26, 1991. Since January 1, 1994, Mr. Leidesdorf has been Managing Director of RFG Financial, Inc., a commercial mortgage company. From September 30, 1991 to December 31, 1993, Mr. Leidesdorf was Senior Vice President of Palmieri Asset Management Group. From May 1, 1990 to September 30, 1991, Mr. Leidesdorf was Senior Vice President of Lowe Associates, Inc., a real estate development company, where he was involved in the acquisition of real estate and the asset management workout and disposition of business areas. He also acted as the Northeast Regional Director for Lowe Associates, Inc. From June 1985 to January 30, 1990, Mr. Leidesdorf was Senior Vice President and stockholder of Eastdil Realty, Inc., a real estate company, where he was involved in the asset management workout, disposition of business and financing areas. During the interim period from January 30, 1990 through May 1, 1990, Mr. Leidesdorf was an independent contractor for Eastdil Realty, Inc. on real estate matters.

     Jack G. Wasserman has served as a Director of the General Partner since December 3, 1993. Mr. Wasserman is an attorney and a member of the New York State Bar and has been with the New York based law firm of Wasserman, Schneider & Babb since 1966, where he is currently a senior partner.

     John P. Saldarelli has served as Vice President, Secretary and Treasurer of the General Partner since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993 and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993, both of which are deemed to be directly or indirectly owned and controlled by Carl C. Icahn.

     William Leidesdorf and Jack G. Wasserman are on the Audit Committee of the Board of Directors of the General Partner.

     Each of Messrs. Icahn and Kingsley served on the Board of Directors of TWA. On January 31, 1992, TWA filed a petition for bankruptcy in the U.S. Bankruptcy Court in Delaware, seeking reorganization under Chapter 11 of the Bankruptcy Code. In connection therewith, the Pension Benefit Guaranty



                                        III-2

Corporation asserted that there existed in the TWA defined benefit plans an underfunding deficiency, and that if the Plans were terminated, TWA and all members of the controlled group of which TWA was a member, including the General Partner, would be liable, jointly and severally, for approximately $1.2 billion. On January 8, 1993, TWA, the Pension Benefit Guaranty Corporation, Mr. Icahn and the members of the controlled group, among others, settled all claims and potential claims which they had against each other.

     Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Effective June 15, 1993, directors who are not employed by AREP or certain affiliates, receive fees of $3,000 for attendance at each quarterly meeting of the Board of Directors. Mr. Kingsley, Mr. Leidesdorf and Mr. Wasserman each received $12,000 for attendance at meetings in 1994.

     Each of the executive officers of the General Partner, other than John
P. Saldarelli, performs services for other affiliates of the General Partner.

     There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

     If distributions (which are payable in kind) are not made to the holders of Preferred Units on any two Payment Dates (which need not be consecutive), the holders of more than 50% of all outstanding Preferred Units, including the General Partner and its affiliates, voting as a class, shall be entitled to appoint two nominees for the Board of Directors of the General Partner. Holders of Preferred Units owning at least 10% of all outstanding Preferred Units, including the General Partner and its affiliates to the extent that they are holders of Preferred Units, may call a meeting of the holders of Preferred Units to elect such nominees. Once elected, the nominees will be appointed to the Board of Directors of the General Partner by Icahn. As directors, the nominees will, in addition to their other duties as directors, be specifically charged with reviewing all future distributions to the holders of the Preferred Units. Such additional directors shall serve until the full distributions accumulated on all outstanding Preferred Units have been declared and paid or set apart for payment. If and when all accumulated distributions on the Preferred Units have been declared and paid or set aside for payment in full, the holders of Preferred Units shall be divested of the special voting rights provided by the failure to pay such distributions, subject to revesting in the event of each and every subsequent default. Upon termination of such special voting rights attributable to all holders of Preferred Units with respect to payment of distributions, the term of office of each director nominated by the holders of Preferred Units (the "Preferred Unit Directors") pursuant to such special voting rights shall terminate and the number of directors constituting the entire Board of Directors shall be reduced by the number of Preferred Unit Directors. The holders of the Preferred Units will have no



                                        III-3
other rights to participate in the management of AREP and will not be entitled to vote on any matters submitted to a vote of the holders of Depositary Units.




                                        III-4

Item 11.  Executive Compensation.<F1>
          ----------------------

     The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 1994, 1993 and 1992.<F2>


                    SUMMARY COMPENSATION TABLE
                    --------------------------

                        Annual Compensation
----------------------------------------------------------------
(a)                                   (b)              (c)

Name and Principal Position           Year          Salary ($)
---------------------------          ------         ----------

John P. Saldarelli,<F3>               1994           126,000
Vice President, Secretary and         1993           126,000
Treasurer                             1992           125,411

--------------------
<F1>  Pursuant to applicable regulations, certain columns of the
      Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

<F2> Carl C. Icahn, the Chief Executive Officer, received no compensation as such for the periods indicated. In addition, other than John P. Saldarelli, no other executive officer received compensation in excess of $100,000 from AREP for the applicable period.

<F3> On March 18, 1991, Mr. Saldarelli was elected Vice
     President, Secretary and Treasurer of the General Partner.
     Mr. Saldarelli devotes all of his time to the performance of services for AREP and the General Partner. The other executive officers and directors of the General Partner devote only a portion of their time to performance of services for AREP.

                                    III-5

     AREP has adopted a Nonqualified Unit Option Plan (the "Plan") pursuant to which options to purchase an aggregate of 1,416,910 Depositary Units at an option price equal to the market price on the date of grant may be granted to officers and key employees of the General Partner and AREP who provide services to AREP. To date, no options have been granted under the Plan.

     In February 1993, AREP adopted a 401K plan pursuant to which AREP will make a matching contribution to an employee's individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.


Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.
          --------------------------------

     As discussed below, effective February 22, 1995 the General Partner and its affiliates contributed all of their Depositary Units to the Guarantor in exchange for a general partner interest in the Guarantor. As a result, as of February 22, 1995, the Guarantor owned 1,365,768 Depositary Units, or approximately 9.89% of the outstanding Depositary Units then outstanding, prior to giving effect to the Rights Offering. There were no outstanding Preferred Units on that date. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner held by virtue of its 1% General Partner interest in each of AREP and the Subsidiary. Prior to May 1993, Icahn's ownership of the General Partner was through his affiliate, Meadowstar Holding Company, Inc. ("Meadowstar"). Meadowstar had originally purchased all of the outstanding shares of common stock of (i) the General Partner and (ii) API Nominee Corp., a Delaware corporation ("Nominee"), pursuant to an Acquisition Agreement, dated as of September 13, 1990 (the "Acquisition Agreement") between Meadowstar and Integrated Resources, Inc. In May 1993, Icahn purchased all of the outstanding shares of the General Partner from Meadowstar. As a result, Icahn became the beneficial owner of the 1,254,280 Depositary Units owned by the General Partner. Icahn may also be deemed to be the beneficial owner of the 159,894 Depositary Units owned of record by Nominee (the Units owned by Nominee are Depositary Units of holders who have not yet exchanged their limited partner interests); however, Icahn disclaims such beneficial ownership.

     In connection with the Rights Offering, the Guarantor was formed. The general partner of the Guarantor is the General Partner. The limited partners of the Guarantor are ACF Industries, Incorporated ("ACF"), a New Jersey corporation, and Tortoise Corp. ("Tortoise"), a New York corporation. Both ACF and Tortoise are controlled by Icahn. Each of the General
Partner, ACF and Tortoise contributed to the Guarantor all Depositary Units and related rights, privileges and benefits owned by them or their affiliates, including the right to receive the Rights Offering. As a result of the above transactions, the Guarantor received 1,365,768 Depositary
Units (which includes 76,088 Depositary Units Icahn acquired



                                        III-6
through participation in AREP's Dividend Reinvestment Plan which is available to all Unitholders, and 35,400 Depositary Units which were originally owned by Unicorn Associates Corporation, an affiliate of Icahn), representing approximately 9.89% of the outstanding Depositary Units prior to the Rights Offering which entitled the Guarantor to receive 195,110 Rights in the Offering.

     Pursuant to the terms of the Rights Offering and a subscription guaranty agreement entered into in connection with the Rights Offering, the Guarantor agreed to subscribe for and purchased (i) 1,176,660 Depositary Units and 195,110 Preferred Units through the exercise of its Rights and
(ii) all of the available Depositary Units and Preferred Units pursuant to the exercise of an over-subscription privilege. The Guarantor received certain registration rights with respect to its Depositary Units and Preferred Units for providing the subscription guaranty but was not
otherwise compensated.   As a result of the Guarantor's participation in the
Rights Offering, AREP expects that Icahn will increase his percentage ownership in the Partnership and obtain a substantial portion of the Preferred Units being offered.

     The affirmative vote of Unitholders holding more than 75% of the total number of all Units then outstanding, including Depositary Units held by the General Partner and its affiliates, is required to remove the General Partner. Thus, if Icahn, through the Guarantor, holds 25% or more of the Depositary Units outstanding after giving effect to the Rights Offering, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including the Guarantor, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, if Icahn, through the Guarantor, holds 50% or more of the Depositary Units outstanding after giving effect to the Rights Offering, Icahn, through the Guarantor, will have effective control over such approval rights.

     As of March 17, 1995, to the best knowledge of AREP, Tweedy, Browne Company L.P., a Delaware limited partnership, TBK Partners L.P., a Delaware limited partnership and Vanderbilt Partners, L.P., a Delaware limited partnership, who collectively filed an amended Form 13-D on November 30, 1993, owned 945,010 Depositary Units, or approximately 6.83% of the outstanding Depositary Units.

     The following table provides information, as of March 17, 1995, as to the beneficial ownership of the Depositary Units of AREP for each



                                        III-7
director of the General Partner, and all directors and executive officers of the General Partner as a group.

                                                   Percent
                            Beneficial Ownership      of
Name of Beneficial Owner    of Depositary Units     Class
------------------------    --------------------   -------

Carl C. Icahn<F1>                 1,365,768           9.89

William A. Leidesdorf                 7,000           0.005

All directors and executive
  officers as a group
  (6 Persons)                     1,372,768           9.895

----------------
<F1>     Carl C. Icahn, through the Guarantor, is the
         beneficial owner of the 1,365,768 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 159,894 Depositary Units owned of record by API Nominee Corp.; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary. Also, the foregoing table does not include the Preferred Units the Guarantor will acquire through the Rights Offering. The Partnership expects that Mr. Icahn's percentage ownership in the Partnership will increase as a result of the Guarantor's participation in the Rights Offering. Upon completion of the Rights Offering, Icahn (through the Guarantor) will, assuming no other Unitholder were to exercise its Rights, acquire up to an additional 12,000,000 Depositary Units and all of the Preferred
         Units. In addition, Icahn may be entitled to receive additional Depositary Units upon redemption of the Preferred Units he owns through the Guarantor; however, the amount of such Depositary Units cannot be determined at this time because the redemption amount will be determined based on the then existing market price of the Depositary Units. Furthermore, pursuant to a registration rights agreement entered into by the Guarantor in connection with the Rights Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by the Guarantor.


                                        III-8

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

Related Transactions with the General Partner and its Affiliates
----------------------------------------------------------------

     In November 1993 AREP replaced a letter of credit obtained by Meadowstar for the benefit of AREP in 1990 (the "Letter of Credit") with respect to AREP's Lockheed Electronics property in New Jersey relating to environmental clean-up costs, with a self-guaranty by AREP (the "Guaranty"). The Audit Committee approved the replacement of the Letter of Credit with the Guaranty as permitted under New Jersey law. The clean-up costs are the tenant's responsibility.

     For the year ended December 31, 1994, AREP made no payments with respect to the Depositary Units owned by the General Partner. For the year ended December 31, 1993, AREP paid the General Partner (i) $641,360 ($0.50 per Unit) with respect to the Depositary Units owned by the General Partner (see ITEM 12) and (ii) $140,848 with respect to the aggregate 1.99% general partner interest of the General Partner in AREP. Based on distributions payable in respect of 1993, the General Partner acquired 76,088 Depositary Units through participation in the DRIP. In addition, AREP paid Unicorn Associates Corporation $17,700 ($0.50 per Unit) with respect to the 35,400 Depositary Units owned by it.

     AREP entered into a lease, effective June 1, 1991, for approximately 6,900 square feet of office space with Riverdale Investors Corp., Inc., an affiliate of the General Partner (the "Lessor"). The terms of this lease were reviewed for fairness by the Audit Committee, which determined that the terms of such transaction were fair and reasonable to AREP. In evaluating the transaction, the Audit Committee consulted with an independent appraiser regarding the terms of the lease. The lease is for a ten-year term and provides for initial monthly rent (inclusive of charges for utilities) of $11,642, which amount increases to $12,936 on June 1, 1994 and $14,804 on June 1, 1997. For the year ended December 31, 1992, AREP paid $139,704 in rent to the Lessor. On December 29, 1992, the Lessor assigned its rights in the lease to an unaffiliated third party.


Property Management and Other Related Transactions
--------------------------------------------------

     The General Partner and its affiliates benefited from the Rights Offering because, in their capacity as Exercising Rights Holders, they were entitled to the same right to increase their investment in AREP as other Unitholders, including acquiring additional Depositary Units. The Guarantor also received certain registration rights with respect to its Depositary Units and Preferred Units for providing the Subscription Guaranty.

     The General Partner and its affiliates may receive fees in connection with the acquisition, sale, financing, development and management of new properties acquired by AREP. As development and other



                                        III-9
new properties are acquired, developed, constructed, operated, leased and financed, the General Partner or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to AREP in accordance with AREP Agreement and customary to the industry. It is not possible to state precisely what role, if any, the General Partner or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions the General Partner or its affiliates might be paid in connection with the investment of the Rights Offering proceeds since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. However, investors may expect that, subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to AREP, the fees charged by the General Partner and its affiliates for the services described below generally will be within the ranges set forth below:

   -- Property Management and Asset Management Services. To the extent that AREP acquires any properties requiring active management (e.g., operating properties that are not net leased) or asset management services, including on-site services, it may enter into management or other arrangements with the General Partner or its affiliates. Generally, it is contemplated that under property management arrangements, the entity managing the property would receive a property management fee (generally 3% to 6% of gross rentals for direct management, depending upon the location) and under asset management arrangements, the entity managing the asset would receive an asset management fee (generally .5% to 1% of the appraised value of the asset for asset management services, depending upon the location) in payment for its services and reimbursement for costs incurred.

   -- Brokerage and Leasing Commissions. AREP also may pay affiliates of the General Partner real estate brokerage and leasing commissions (which generally may range from 2% to 6% of the purchase price or rentals depending on location; this range may be somewhat higher for problem properties or lesser-valued properties).

   -- Lending Arrangements. The General Partner or its affiliates may lend money to, or arrange loans for, AREP. Fees payable to the General Partner or its affiliates in connection with such activities include mortgage brokerage fees (generally .5% to 3% of the loan amount), mortgage origination



                                        III-10
fees (generally .5% to 1.5% of the loan amount) and loan servicing fees (generally .10% to .12% of the loan amount), as well as interest on any amounts loaned by the General Partner or its affiliates to AREP.

    -- Development and Construction Services.   The General Partner or its
affiliates may also receive fees for development services, generally 1% to 4% of development costs, and general contracting services or construction management services, generally 4% to 6% of construction costs.

    -- Reinvestment Incentive Fees. Subject to the limitations described below, the General Partner is entitled to receive a reinvestment incentive fee (a "Reinvestment Incentive Fee") for performing acquisition services equal to a percentage of the purchase price (whether paid in cash, Depositary Units, other securities and/or with mortgage financing) of properties (other than Predecessor Properties) acquired from July 1, 1987 through July 1, 1997. This percentage is 1% for the first five years and 1/2% for the second five years. Although a Reinvestment Incentive Fee accrues each time a property is acquired, Reinvestment Incentive Fees are only payable on an annual basis, within 45 days after the end of each calendar year, if the following subordination provisions are satisfied. Reinvestment Incentive Fees accrued in any year will only be payable if the sum of (x) the sales price of all Predecessor Properties (net of associated debt which encumbered these Properties at the consummation of the Exchange) sold through the end of that year and (y) the appraised value of all Predecessor Properties which have been financed or refinanced (and not subsequently sold), net of the amount of any refinanced debt through the end of that year determined at the time of such financings or refinancings, exceeds the aggregate values assigned to those Predecessor Properties for purposes of the Exchange. If the subordination provisions are not satisfied in any year, payment of Reinvestment Incentive Fees for that year will be deferred. At the end of each year a new determination will be made with respect to subordination requirements (reflecting all sales, financings and refinancings from the consummation of the Exchange through the end of that year) in order to ascertain whether Reinvestment Incentive Fees may be payable irrespective of whether distributions have been made or are projected to be made to Unitholders. Through December 31, 1994, an aggregate of (i) 126 Predecessor Properties were sold or disposed of for an aggregate of approximately $56,879,000 net of associated indebtedness which encumbered these Properties at the consummation of the Exchange and (ii) 25 Predecessor Properties were refinanced at an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $101,310,000. Aggregate appraised values attributable to these Predecessor Properties for purposes of the Exchange were approximately $88,322,000. Accordingly, through December 31, 1994, AREP satisfied the subordination requirements detailed above.




                                        III-11

Nonqualified Unit Option Plan
-----------------------------

     AREP has adopted the Plan, under which options to purchase an aggregate of 1,416,910 Depositary Units may be granted to officers and key employees of the General Partner and AREP who provides services to AREP. To date, no options have been granted under the Plan. See ITEM 11 -- "Executive Compensation."



                                        III-12

                              Part IV
                              -------

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.
          ---------------------------------------

(a)  (1)  Financial Statements:
          --------------------

     The following financial statements of American Real Estate Partners, L.P. are included in Part II, ITEM 8:

                                                            Page
                                                           Number
                                                           ------

Independent Auditors' Report                           II-15

Consolidated Balance Sheets --                         II-16
December 31, 1994 and 1993

Consolidated Statements of Earnings --                 II-17
Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Partners' Equity --         II-18
Years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows --               II-19-20
Years ended December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements             II-21-51

(a)  (2)  Financial Statement Schedules:
          -----------------------------

Schedule III -  Real Estate Owned and Revenues          IV-4-22
                Earned (by tenant or guarantor
                as applicable)

All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto.

(a)  (3)  Exhibits:
          --------

     3.1     Certificate of Limited Partnership of AREP, dated
             February 17, 1987 (filed as Exhibit No. 3.1 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

     3.2 Amended and Restated Agreement of Limited Partnership of AREP, dated as of May 12, 1987 (filed as Exhibit No. 3.2 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

     3.3     Amendment No. 1 to the Partnership Agreement.

     3.4 Certificate of Limited Partnership of American Real Estate Holdings Limited Partnership (the "Subsidiary"), dated February 17, 1987 and amendment thereto, dated March 12, 1987 (filed as Exhibit No. 3.3 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

     3.5 Amended Restated Agreement of Limited Partnership of the Subsidiary, dated as of July 1, 1987 (filed as Exhibit No. 3.4 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

     4.1 Depositary Agreement among AREP, the General Partner and Registrar and Transfer Company, dated as of July 1, 1987 (filed as Exhibit No. 4.1 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

     4.2     Amendment No. 1 to the Depositary Agreement.

     4.3 Specimen Depositary Receipt (filed as Exhibit No. 4.2 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

     4.4 Form of Transfer Application (filed as Exhibit No. 4.3 to AREP's Annual Report on Form 10-K for the year ended

            December 31, 1987 and incorporated herein by reference).

     4.5     Form of Certificate representing Preferred Units.

     10.1    Nonqualified Unit Option Plan (filed as Exhibit No.
             10.2 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

     10.2    Distribution Reinvestment Plan (filed as Exhibit No.
             10.3 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

     10.3 Note Purchase Agreements, dated as of May 27, 1988 among AREP, the Subsidiary and The Prudential Insurance Company of America (the "Note Agreements") (filed as Exhibit Nos. 2a and 2b to AREP's Current Report on Form 8-K dated May 27, 1988 and incorporated herein by reference).

     10.4 Amendment No. 1 to the Note Agreements dated November 17, 1988 (filed as Exhibit No. 10.2 to AREP's

             Registration Statement on Form S-3 (Registration No.
             33-54767) and incorporated herein by reference).

     10.5    Amendment No. 2 to the Note Agreements dated November
             17, 1988 (filed as Exhibit No. 10.3 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

     10.6 Amendment No. 3 to the Note Agreements dated as of June 21, 1994 (filed as Exhibit No. 10.4 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

     10.7 Amendment No. 4 to the Note Agreements dated as of August 12, 1994 (filed as Exhibit No. 10.5 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

     10.8 9.6% Senior Promissory Note of AREP and the Subsidiary due May 27, 1998 payable to The Prudential Insurance Company of America (filed as Exhibit No. 2c to AREP's Current Report on Form 8-K dated May 27, 1988 and incorporated herein by reference).

     10.9 9.6% Senior Promissory Note of AREP and the Subsidiary due May 27, 1998 payable to Prudential Property and Casualty Insurance Company (filed as Exhibit No. 2d to AREP's Current Report on Form 8-K dated May 27, 1988 and incorporated herein by reference).

     10.10 Subscription Guaranty Agreement between AREP and High Coast Limited Partnership (the "Guarantor").

     10.11   Registration Rights Agreement between AREP and the Guarantor.

     16 Letter dated September 27, 1991 of Deloitte & Touche regarding change in accountants (filed as Exhibit No. A to AREP's Current Report on Form 8-K dated October 3, 1991 and incorporated herein by reference).

     22      List of Subsidiaries (filed as Exhibit No. 22 to
             AREP's Annual Report on Form 10-K for the year ended
             December 31, 1987 and incorporated herein by reference).


(b)  Reports on Form 8-K:
     -------------------
     AREP filed a Current Report on Form 8-K (the "Form 8-K") with the Securities and Exchange Commission on March 17, 1995. Pursuant to Item 5 of the Form 8-K, AREP release its earnings for the fourth quarter and fiscal year ended December 31, 1994 and also announced that no distribution would be made for the fiscal quarter ending March 31, 1995.

                                                                                                                      SCHEDULE III
                                                                                                                      Page 1

                                                  AMERICAN REAL ESTATE PARTNERS, LP
                                                        a limited partnership

                                                REAL ESTATE OWNED AND REVENUES EARNED
                                           ----------------------------------------------
                                                                           Part 1 - Real estate owned at December 31, 1994
                                                                                     - Accounted for under the:
                                                                      ---------------------------------------------------------
                                                                                          Operating Method
                                                                      ---------------------------------------------------------

                                                                                                   Amount
                                               No. of                                              Carried
                                               Loca-    Amount of    Initial Cost     Cost of     at close     Reserve for
                                         State tions   Encumbrances   to Company   Improvements   of period    Depreciation
-------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
Acme Markets, Inc. and FPBT of Penn.      PA     1                   $2,004,393                  $2,004,393      $1,277,238
Alabama Power Company                     AL     5      $5,356,057
Amer Stores and The Fidelity Bank         PA     1
Amer Stores, Grace, & Shottenstein Stores NJ     1                    2,043,567                   2,043,567       1,471,681
American Electric Power Service Corp.     OH     1
American Recreation Group, Inc.           NC     1
Amterre Ltd. Partnership                  NJ     1                    1,559,648                   1,559,648
Amterre Ltd. Partnership                  PA     2       1,096,109      639,797                     639,797
Amterre Ltd. Partnership                  PA     1       2,577,911
Best Products Co., Inc.                   VA     1         255,589
Chesebrough-Pond's Inc.                   CN     1         702,095    1,549,805                   1,549,805       1,027,553
Chomerics, Inc.                           MA     1
Coldwell Banker & Co.                     CA     1                      482,399                     482,399         218,010
Coldwell Banker & Co.                     MN     1                      998,771                     998,771         647,303
Coldwell Banker & Co.                     VA     1                      803,998                     803,998         436,593
Coldwell Banker & Co.                     MO     1
Collins Foods International, Inc.         OR     6         181,018      298,451                     298,451
Collins Foods International, Inc.         CA     3         257,838      429,166                     429,166
Collins Foods International, Inc.         IL     1                            0                           0
Cordis Corporation                        FL     1      15,225,119
David Miller of California                CA     1                    1,036,681                   1,036,681         432,398
Dillon Companies, Inc.                    MO     1                      546,681                     546,681         271,930
Dillon Companies, Inc.                    LA     8                    1,979,697                   1,979,697       1,024,256
Druid Point Bldg.                         GA     1                    4,919,046                   4,919,046         381,790
Duke Power Co.                            NC     1       3,708,409
European American Bank and Trust Co.      NY     1                    1,355,210                   1,355,210       1,143,015
Farwell Bldg.                             MN     1       1,553,720    3,804,998      $296,008     4,101,006         401,873
Federated Department Stores, Inc.         CA     1                            0                           0               0
Federated Department Stores, Inc.         CA     1                      363,342                     363,342
First National Supermarkets, Inc.         CT     1      15,582,539
First Union National Bank                 NC     1
Fisher Scientific Company                 IL     1         569,014      597,806                     597,806          76,145
Foodarama Supermarkets, Inc.              PA     1         309,233    1,317,844                   1,317,844         786,307
Forte Hotels International, Inc.          NJ     1       1,523,230
Forte Hotels International, Inc.          TX     1         518,934    3,572,242                   3,572,242       2,730,561
Fox Grocery Company                       WV     1       1,603,812
General Signal Technical Corp.            MA     1      10,954,219
Gino's, Inc.                              MO     1         103,090      209,213                     209,213
Gino's, Inc.                              CA     1         120,965      225,100                     225,100
Gino's, Inc.                              OH     1         110,368      201,938                     201,938
Gino's, Inc.                              IL     1         125,700      235,972                     235,972
Gino's, Inc.                              NJ     1         137,045      259,525                     259,525
Gino's, Inc. & The A&P Co.                PA     1         719,647    3,022,710                   3,022,710       1,833,452
Grand Union Co.                           NJ     1                      430,664                     430,664
Grand Union Co.                           MD     1                      372,383                     372,383         234,762
Grand Union Co.                           NY     3                    1,110,120                   1,110,120
Grand Union Co.                           NY     1                    2,273,841                   2,273,841       1,201,322
Grand Union Co.                           VA     1                      266,468                     266,468         168,263
Grand Union Co.                           NY     1       4,757,723
Gunite                                    IN     1         272,367    1,134,565                   1,134,565         983,368
G.D. Searle & Co.                         MD     1                      299,229                     299,229         129,717
G.D. Searle & Co.                         OH     1                            0                           0               0
G.D. Searle & Co.                         MN     1                      261,918                     261,918         163,780
G.D. Searle & Co.                         AL     1                            0                           0               0
G.D. Searle & Co.                         OH     1                            0                           0               0
G.D. Searle & Co.                         IL     1                      256,295                     256,295         143,064
G.D. Searle & Co.                         FL     1                            0                           0               0
G.D. Searle & Co.                         MN     1                      339,358                     339,358         129,153
G.D. Searle & Co.                         IL     1                      323,559                     323,559         209,934
G.D. Searle & Co.                         TN     1                      214,421                     214,421         129,593
G.D. Searle & Co.                         TN     1                            0                           0               0
G.D. Searle & Co.                         MD     1                      325,891                     325,891         130,705
G.D. Searle & Co.                         LA     1
Hancock                                   LA     1       2,397,919    4,484,256                   4,484,256         498,953
Haverty Furniture Companies, Inc.         GA     1         319,164
Haverty Furniture Companies, Inc.         FL     1         241,000
Haverty Furniture Companies, Inc.         VA     1         302,865
Holiday Inn                               AZ     1       3,285,638    8,419,901       241,329     8,661,230         780,738
Integra A Hotel and Restaurant Co.        AL     2                      245,625                     245,625
Integra A Hotel and Restaurant Co.        IL     1                      198,392                     198,392
Integra A Hotel and Restaurant Co.        IN     1                      231,513                     231,513
Integra A Hotel and Restaurant Co.        OH     1
Integra A Hotel and Restaurant Co.        MO     1                      224,837                     224,837
Integra A Hotel and Restaurant Co.        TX     1                      228,793                     228,793
Integra A Hotel and Restaurant Co.        MI     1                      234,464                     234,464
Intermountain Color                       KY     1          96,730      559,644                     559,644         371,926
J.C. Penney Company, Inc.                 MA     1         261,092    2,484,262                   2,484,262       1,349,837
Kansas City Round Up, Inc.                KS
Kelley Springfield Tire Company           TN     1                      120,946                     120,946          67,405
K-Mart Corporation                        LA     1         887,412
K-Mart Corporation                        WI     1
K-Mart Corporation                        FL     1
K-Mart Corporation                        MN     1         665,000
K-Mart Corporation                        FL     1                    2,581,077                   2,581,077       1,554,504
K-Mart Corporation                        IA     1
K-Mart Corporation                        FL     1                    2,636,000                   2,636,000       1,634,573
K-Mart Corporation                        IL     1         370,579
Kobacker Stores, Inc.                     MI     4                      215,148                     215,148
Kobacker Stores, Inc.                     KY     1          80,058       88,364                      88,364
Kobacker Stores, Inc.                     OH     5         690,440      354,140                     354,140
Kobacker Stores, Inc.                     FL     1         183,483      186,211                     186,211
Kraft, Inc.                               NC     1                    1,434,125                   1,434,125       1,030,096
Landmark Bancshares Corporation           MO     1
Levitz Furniture Corporation              NY     1                    1,648,463                   1,648,463
Lockheed Corporation                      CA     1                    2,449,469                   2,449,469
Lockheed Corporation                      NJ     1
Louisiana Power and Light Company         LA     8       6,224,644
Louisiana Power and Light Company         LA     7       3,723,644    3,496,322                   3,496,322
Macke Co.                                 VA     1                      553,113                     553,113         343,354
Marsh Supermarkets, Inc.                  IN     1                    5,001,933                   5,001,933       1,439,245
Montgomery Ward, Inc.                     PA     1       1,001,288    3,289,166                   3,289,166       1,946,243
Montgomery Ward, Inc.                     NJ     1
Morrison, Inc.                            AL     1                      324,288                     324,288
Morrison, Inc.                            GA     2                      817,838                     817,838
Morrison, Inc.                            FL     1                      375,392                     375,392
Morrison, Inc.                            VA     2                      363,059                     363,059
M.C.O. Properties                         CO     1          43,476
National Convenience Stores, Inc.         TX
North Carolina National Bank              SC     6                    2,938,008                   2,938,008         857,047
Occidental Petroleum Corp.                CA     1       2,182,009    2,564,053                   2,564,053         322,356
Old National Bank of Washington           WA     1                    4,190,632                   4,190,632       1,337,294
Pace Membership Warehouse, Inc.           MI     1       4,348,410    6,575,775                   6,575,775         725,324
Penske Corp.                              NJ     2         720,282
Penske Corp.                              OH     1         193,170
Penske Corp.                              NY     1         421,503
Penske Corp.                              MI     1         403,255    3,284,450                   3,284,450       1,781,754
Petrolane, Inc.                           LA     1                      895,377<F2>                 895,377         430,846
Pioneer Standard Electronics, Inc.        NY     1         146,611      365,354                     365,354
Pneumo Corp.                              OH     1       1,303,254
Ponderosa Systems, Inc.                   GA     1
Portland General Electric Company         OR     1      36,190,135
Rouse Company                             MD     1       4,320,716
Rummel Fibre Co., Inc.                    GA     1                            0                           0
Safeway Stores, Inc.                      LA     1                    1,782,885                   1,782,885       1,021,526
Sams                                      MI     1       5,742,773    8,844,225                   8,844,225         887,617
Smith's Management Corp.                  NV     1         452,163
Southland Corporation                     FL     10                   2,203,667                   2,203,667       1,099,497
Sperry - Sun Drilling                     CAN    1                    1,057,300                   1,057,300         356,102
Stop 'N Shop Co., Inc.                    NY     1       1,481,453    5,013,507                   5,013,507       3,341,016
Stop 'N Shop Co., Inc.                    VA     1       1,262,859
Super Foods Services, Inc.                MI     1       7,426,761
SuperValu Stores, Inc.                    MN     1                    1,370,965                   1,370,965         131,910
SuperValu Stores, Inc.                    OH     1                    3,000,671                   3,000,671         299,308
SuperValu Stores, Inc.                    GA     1                    2,344,836                   2,344,836         230,559
SuperValu Stores, Inc.                    IN     1                    2,267,573                   2,267,573         222,583
Telecom Properties, Inc.                  OK     1          60,531
Telecom Properties, Inc.                  KY     1         158,554      281,253                     281,253
The A&P Company                           MI     1
The TJX Companies, Inc.                   IL     1
Toys "R" Us, Inc.                         MA     1         635,166      330,605                     330,605
Toys "R" Us, Inc.                         IL     1         823,731      427,993                     427,993
Toys "R" Us, Inc.                         NY     1         927,940      480,785                     480,785
Toys "R" Us, Inc.                         TX     1         967,636      501,836                     501,836
Toys "R" Us, Inc.                         MI     1         666,146
Toys "R" Us, Inc.                         TX     1         932,605
Trafalgar Industries, Inc.                NY     1         314,109
Unisource Corporation                     CA     1
USA Petroleum Corporation                 SC     2                      163,161                     163,161
USA Petroleum Corporation                 OH     1                       78,443                      78,443
USA Petroleum Corporation                 GA     2                      138,062                     138,062
Waban                                     NY     1       3,903,609    7,879,044       221,258     8,100,302         173,049
Watkins                                   MO     1                      965,741                     965,741          17,619
Webcraft Technologies                     MD     1         640,052      780,774                     780,774          23,474
Weigh-Tronix, Inc.                        CA     1
Wetterau, Inc.                            PA     1         175,717
Wetterau, Inc.                            NJ     2       1,032,323
Wickes Companies, Inc.                    CA     3       1,768,910    4,330,986                   4,330,986       2,277,901


RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
Stoney Falls                              KY     1         100,000    6,930,916     1,360,186     8,291,102         213,004
Stoney Brooke                             KY     1         100,000    5,250,000                   5,250,000         106,250


COMMERCIAL PROPERTY - LAND
-------------------------------------
Easco Corp.                               NC     1                      157,560                     157,560
Foodarama supermarkets, Inc.              NY     1                      140,619                     140,619
Gino's, Inc.                              MD     1                       86,027                      86,027
Gino's, Inc.                              MI     1                       71,160                      71,160
Gino's, Inc.                              MA     2                      102,048                     102,048
J.C. Penney Company, Inc.                 NY     1                       51,009                      51,009
Levitz Furniture Corporation              CA     2                    1,134,836                   1,134,836
Levitz Furniture Corporation              KS     1                      460,490                     460,490


COMMERCIAL PROPERTY - BUILDING
-------------------------------------
Bank South                                GA     1       2,104,777
Caldor, Inc.                              MA     1
Harwood Square                            IL     1                    6,809,551                   6,809,551       2,407,744
Holiday Inn                               FL     1          45,911    6,373,759       118,641     6,492,400         718,450
Lockheed Corporation                      CA     1
Safeway Stores, Inc.                      CA     1                      558,652                     558,652         451,852
Toys "R" Us, Inc.                         RI     1
United Life & Accident Ins. Co.           NH     1       2,558,844
Wickes Companies, Inc.                    PA     1         487,599


DEVELOPMENT PROPERTY
-------------------------------------
Crown Cliffs                              AL     1                    1,138,000                   1,138,000
Grassy Hollow                             NY     1                      598,145                     598,145
Westover Hills                            NC     1                    1,600,000                   1,600,000
East Syracuse                             NY     2                    1,177,000        79,000     1,256,000

                                          --------------------------------------------------------------------------------------
                                                      $174,095,697 $183,011,186    $2,316,422  $185,327,608<F3> $48,234,722<F3>
                                          ======================================================================================

                                                                                                                      SCHEDULE III
                                                                                                                      Page 2

                                                  AMERICAN REAL ESTATE PARTNERS, LP
                                                        a limited partnership

                                                REAL ESTATE OWNED AND REVENUES EARNED
                                           ----------------------------------------------
                                         Part 1 - Real estate owned at December 31, 1994      Part 2 - Revenues earned for the
                                                   - Accounted for under the:                   Year ended December 31, 1994
                                         -----------------------------------------------------------------------------------------
                                         Operating Method        Financing Method
                                         ---------------- -----------------------------


                                            Rent due                     Minimum lease                   Expended
                                           and accrued                   payments due       Total      for interest,
                                           or received                    and accrued      revenue         taxes,     Net Income
                                           in advance at      Net           at end        applicable    repairs and   applicable
                                           end of period   Investment      of period      to period      expenses     to period
 ---------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
Acme Markets, Inc. and FPBT of Penn.         ($7,083)                                     $223,471       $38,903         $184,568
Alabama Power Company                                     $8,381,948                       875,293       510,370          364,923
Amer Stores and The Fidelity Bank                            791,909                        96,093           496           95,597
Amer Stores, Grace, & Shottenstein Stores                                                  232,735        38,520          194,215
American Electric Power Service Corp.                      4,205,548       $114,600        391,308           157          391,151
American Recreation Group, Inc.                              786,604                        77,565        11,952           65,613
Amterre Ltd. Partnership                                   3,543,232                       478,184        17,793          460,391
Amterre Ltd. Partnership                      (6,147)      2,180,696        (24,901)       301,555       109,467          192,088
Amterre Ltd. Partnership                                   6,653,431        (70,618)       660,958       275,319          385,639
Best Products Co., Inc.                                    3,742,121                       368,204        30,902          337,302
Chesebrough-Pond's Inc.                      (11,770)                                      141,236       121,746           19,490
Chomerics, Inc.                                            6,691,930         80,505        848,489       616,254          232,235
Coldwell Banker & Co.                          4,935                                        59,215         8,376           50,839
Coldwell Banker & Co.                         10,280                                       123,364        14,590          108,774
Coldwell Banker & Co.                          8,224                                        98,692        16,861           81,831
Coldwell Banker & Co.                          6,874                                        24,924         8,620           16,304
Collins Foods International, Inc.                            191,947                        48,851        15,676           33,175
Collins Foods International, Inc.                            271,707                        70,013        27,358           42,655
Collins Foods International, Inc.                                  0                             0         5,249           (5,249)
Cordis Corporation                                        20,050,583                     2,012,483     1,562,975          449,508
David Miller of California                     5,290                                        81,684        23,523           58,161
Dillon Companies, Inc.                        (3,272)                                       64,033        12,756           51,277
Dillon Companies, Inc.                       (19,367)                                      232,407        42,429          189,978
Druid Point Bldg.                                                                          594,092       658,445          (64,353)
Duke Power Co.                                             5,578,572                       559,480       371,588          187,892
European American Bank and Trust Co.                                                       133,000       112,253           20,747
Farwell Bldg.                                                                              982,773       795,195          187,578
Federated Department Stores, Inc.                                                                0         2,037           (2,037)
Federated Department Stores, Inc.             12,779         438,402                        69,890             0           69,890
First National Supermarkets, Inc.                         24,956,415       (221,459)     2,305,793     1,504,014          801,779
First Union National Bank                                    680,664                        62,694             0           62,694
Fisher Scientific Company                                                                  163,000        89,569           73,431
Foodarama Supermarkets, Inc.                                                               120,516        74,226           46,290
Forte Hotels International, Inc.                           6,763,483        (59,447)       616,053       189,567          426,486
Forte Hotels International, Inc.                                                           334,152       132,994          201,158
Fox Grocery Company                                        3,636,597                       325,690       149,970          175,720
General Signal Technical Corp.                            20,202,453        219,294      2,243,599     1,356,054          887,545
Gino's, Inc.                                  (4,899)        200,157                        37,504        12,070           25,434
Gino's, Inc.                                  (4,311)        190,580                        46,534        12,879           33,655
Gino's, Inc.                                  (5,354)        170,469                        42,518        12,922           29,596
Gino's, Inc.                                  (4,736)        177,173                        49,221        15,237           33,984
Gino's, Inc.                                  (4,027)        219,311                        52,386        17,529           34,857
Gino's, Inc. & The A&P Co.                    (5,417)                                      299,053       195,921          103,132
Grand Union Co.                                              495,673                        91,562             0           91,562
Grand Union Co.                                                                             33,750         5,080           28,670
Grand Union Co.                                            1,277,656                       255,782         9,988          245,794
Grand Union Co.                                                                            102,767        55,303           47,464
Grand Union Co.                                                                             24,150         3,579           20,571
Grand Union Co.                                            7,920,908                       729,766       486,208          243,558
Gunite                                                                                     143,625        83,032           60,593
G.D. Searle & Co.                                                                           27,000         8,119           18,881
G.D. Searle & Co.                                                                                0         2,577           (2,577)
G.D. Searle & Co.                                                                           22,162         2,035           20,127
G.D. Searle & Co.                                                                           13,619         4,302            9,317
G.D. Searle & Co.                                                                            7,209         3,104            4,105
G.D. Searle & Co.                                                                           23,013         9,574           13,439
G.D. Searle & Co.                                                                           25,065         6,088           18,977
G.D. Searle & Co.                                                                           30,614         8,872           21,742
G.D. Searle & Co.                                                                           28,319         4,516           23,803
G.D. Searle & Co.                                                                           25,529         7,008           18,521
G.D. Searle & Co.                                                                                0           149             (149)
G.D. Searle & Co.                                                                           28,598         7,427           21,171
G.D. Searle & Co.                                                                           22,458         7,844           14,614
Hancock                                      (39,195)                                      439,017       412,709           26,308
Haverty Furniture Companies, Inc.                            734,587                        65,775        32,289           33,486
Haverty Furniture Companies, Inc.                            556,504                        49,830        24,347           25,483
Haverty Furniture Companies, Inc.                            709,358           (437)        63,783        30,559           33,224
Holiday Inn                                  271,079                                     5,296,130     4,779,672          516,458
Integra A Hotel and Restaurant Co.                         1,586,469                       257,080             0          257,080
Integra A Hotel and Restaurant Co.                           584,893                       112,481             0          112,481
Integra A Hotel and Restaurant Co.                           673,807                       127,926             0          127,926
Integra A Hotel and Restaurant Co.                           749,707                       105,532             0          105,532
Integra A Hotel and Restaurant Co.                           577,151                       116,684         3,918          112,766
Integra A Hotel and Restaurant Co.                           680,554                       148,242             0          148,242
Integra A Hotel and Restaurant Co.                           659,266                       144,352             0          144,352
Intermountain Color                           (5,833)                                       69,417        32,422           36,995
J.C. Penney Company, Inc.                    (20,854)                                      250,244       119,113          131,131
Kansas City Round Up, Inc.                                                                  (1,440)       (1,344)             (96)
Kelley Springfield Tire Company                                                             10,241        10,594             (353)
K-Mart Corporation                                         1,798,778                       150,991        87,583           63,408
K-Mart Corporation                                         2,056,654                       184,843             0          184,843
K-Mart Corporation                                         2,491,747                       202,240       120,620           81,620
K-Mart Corporation                                         1,907,836         13,340        155,993        38,293          117,700
K-Mart Corporation                            43,878                                       237,666             0          237,666
K-Mart Corporation                                         1,472,651                       138,075             0          138,075
K-Mart Corporation                                         2,052,034                       432,013        98,538          333,475
K-Mart Corporation                                         1,079,286                        85,926        33,887           52,039
Kobacker Stores, Inc.                          3,839         466,856                        35,629         2,564           33,065
Kobacker Stores, Inc.                          1,884         109,416                        20,062         9,389           10,673
Kobacker Stores, Inc.                         12,171         675,305                       127,992        70,765           57,227
Kobacker Stores, Inc.                          4,008         230,544                        42,727        22,369           20,358
Kraft, Inc.                                  (22,864)                                      137,181        21,137          116,044
Landmark Bancshares Corporation                            4,828,300                       666,075             0          666,075
Levitz Furniture Corporation                               2,517,390                       385,693             0          385,693
Lockheed Corporation                                       4,449,763                       806,737        21,930          784,807
Lockheed Corporation                                                                       256,576           120          256,456
Louisiana Power and Light Company                         13,782,482        172,448      1,722,111       605,428        1,116,683
Louisiana Power and Light Company             39,198       4,935,563         63,957      1,078,136       394,900          683,236
Macke Co.                                      5,000                                        60,000        13,077           46,923
Marsh Supermarkets, Inc.                                                                   506,300       156,479          349,821
Montgomery Ward, Inc.                                                                      314,280       213,334          100,946
Montgomery Ward, Inc.                                      1,715,269                       150,130        69,621           80,509
Morrison, Inc.                                 3,518         806,313         10,372        144,631             0          144,631
Morrison, Inc.                                 8,905       1,574,821         20,322        307,954             0          307,954
Morrison, Inc.                                 3,997         812,030         10,204        151,982        (1,469)         153,451
Morrison, Inc.                                 3,940       1,955,743         24,420        296,444         1,406          295,038
M.C.O. Properties                                            403,432<F1>                    56,177         6,148           50,029
National Convenience Stores, Inc.              9,424                                        38,781        38,926             (145)
North Carolina National Bank                  17,997                                       215,811        57,341          158,470
Occidental Petroleum Corp.                                                                       0       308,227         (308,227)
Old National Bank of Washington                                                            677,222       208,183          469,039
Pace Membership Warehouse, Inc.                                                            735,751       577,272          158,479
Penske Corp.                                               2,323,048                       223,448        78,561          144,887
Penske Corp.                                                 648,892                        61,711        20,291           41,420
Penske Corp.                                               1,157,937                       113,113        44,932           68,181
Penske Corp.                                                                               346,393       103,594          242,799
Petrolane, Inc.                                                                             50,000        28,987           21,013
Pioneer Standard Electronics, Inc.                           622,338                        94,442        17,330           77,112
Pneumo Corp.                                               2,577,995                       251,204       127,662          123,542
Ponderosa Systems, Inc.                                                                          0         8,629           (8,629)
Portland General Electric Company                         53,847,154        428,109      4,642,451     3,288,261        1,354,190
Rouse Company                                              6,868,375         62,280        606,090       437,923          168,167
Rummel Fibre Co., Inc.                                                                       8,823       (34,562)          43,385
Safeway Stores, Inc.                                                                        85,150        20,981           64,169
Sams                                                                                       999,779       716,507          283,272
Smith's Management Corp.                                     903,509                        81,106        43,943           37,163
Southland Corporation                                                                      237,679        69,375          168,304
Sperry - Sun Drilling                                                                       67,500        34,790           32,710
Stop 'N Shop Co., Inc.                                                                     454,145       344,903          109,242
Stop 'N Shop Co., Inc.                                     3,136,284                       322,957       129,261          193,696
Super Foods Services, Inc.                                10,685,247         (3,784)     1,135,000       641,450          493,550
SuperValu Stores, Inc.                       (32,678)                                      114,885        26,679           88,206
SuperValu Stores, Inc.                        30,529                                       319,371        58,394          260,977
SuperValu Stores, Inc.                        37,697                                       224,215        45,631          178,584
SuperValu Stores, Inc.                        10,502                                       193,024        44,128          148,896
Telecom Properties, Inc.                                     129,943          1,338         12,191         6,135            6,056
Telecom Properties, Inc.                       2,293         117,024          1,274         38,418        16,088           22,330
The A&P Company                                            1,823,640                       190,876             0          190,876
The TJX Companies, Inc.                                    2,912,841        (54,094)       254,096          (871)         254,967
Toys "R" Us, Inc.                                            772,177                       109,589        81,053           28,536
Toys "R" Us, Inc.                                            998,515                       126,409        83,931           42,478
Toys "R" Us, Inc.                                          1,118,208                       129,557       104,772           24,785
Toys "R" Us, Inc.                                          1,169,304                       147,999       107,595           40,404
Toys "R" Us, Inc.                                          1,107,367                        97,513        79,339           18,174
Toys "R" Us, Inc.                                          1,541,194                       136,855       111,191           25,664
Trafalgar Industries, Inc.                                   936,768         41,175        (30,885)      135,959         (166,844)
Unisource Corporation                            714                                        82,822        80,607            2,215
USA Petroleum Corporation                                    325,975                        44,062             0           44,062
USA Petroleum Corporation                                    156,718                        21,184             0           21,184
USA Petroleum Corporation                                    275,829                        37,283           610           36,673
Waban                                                                                      659,262       534,592          124,670
Watkins                                       42,076               0                        90,000       106,014          (16,014)
Webcraft Technologies                                                                      130,253       113,176           17,077
Weigh-Tronix, Inc.                                         3,092,586                       315,642             0          315,642
Wetterau, Inc.                                               956,318                        98,352        14,244           84,108
Wetterau, Inc.                                             2,084,870                       216,703       129,589           87,114
Wickes Companies, Inc.                        37,000                                       636,282       269,270          367,012


RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
Stoney Falls                                                                             1,805,385     1,457,366          348,019
Stoney Brooke                                                                            1,168,375       615,091          553,284


COMMERCIAL PROPERTY - LAND
-------------------------------------
Easco Corp.                                    1,033                                        12,400        15,569           (3,169)
Foodarama supermarkets, Inc.                                                                14,000             0           14,000
Gino's, Inc.                                                                                 7,143            87            7,056
Gino's, Inc.                                                                                 7,143           154            6,989
Gino's, Inc.                                                                                     0             0                0
J.C. Penney Company, Inc.                                                                    5,500             0            5,500
Levitz Furniture Corporation                     458                                       117,077             0          117,077
Levitz Furniture Corporation                                                                47,009             0           47,009


COMMERCIAL PROPERTY - BUILDING
-------------------------------------
Bank South                                                 4,025,918                       406,138       231,135          175,003
Caldor, Inc.                                               2,062,280                       196,062             0          196,062
Harwood Square                                (1,568)                                      788,087       299,017          489,070
Holiday Inn                                  449,093                                     3,557,350     3,628,393          (71,043)
Lockheed Corporation                                       6,422,461                       883,398           926          882,472
Safeway Stores, Inc.                                                                        26,900        20,691            6,209
Toys "R" Us, Inc.                                          1,102,181         10,430        105,742        35,884           69,858
United Life & Accident Ins. Co.                            4,817,097        (43,667)       405,609       251,894          153,715
Wickes Companies, Inc.                                     3,506,115                       397,904        62,800          335,104


DEVELOPMENT PROPERTY
-------------------------------------
Crown Cliffs                                                                                     0             0                0
Grassy Hollow                                                                                    0             0                0
Westover Hills                                                                                   0         2,595           (2,595)
East Syracuse                                                                                    0             0                0

                                          ----------------------------------------------------------------------------------------
                                            $889,240    $314,260,786       $795,661    $60,089,287   $33,440,460      $26,648,827
                                          ========================================================================================

<F1>  Amount shown is net of a $110,000 write down to recoverable value.
<F2>  Amount shown is net of a $237,000 write down to recoverable value.
<F3>  Amount shown includes hotel operating properties.

                                                                 SCHEDULE III
                                                                      PAGE 8

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1994
-----------------------------------------------------------------------------

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:


         Balance - January 1, 1994              $ 176,050,393
         Additions during period                    12,496,354
         Write downs                                  (322,000)
         Reclassifications during
           period to assets held for
           sale                                    (1,340,935)
         Disposals during period                   (1,556,204)
                                                 --------------
         Balance - December 31, 1994            $ 185,327,608
                                                 ==============

b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:


         Balance - January 1, 1994              $  45,040,784
         Depreciation during period                 4,501,318
         Disposals during period                     (709,930)
         Reclassifications during
           period to property held for
           sale                                       (597,450)
                                                 --------------
         Balance - December 31, 1994            $  48,234,722
                                                 ==============

                                  (continued)


        Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 5 to 45 years.

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:



         Balance - January 1, 1994               $ 327,470,322
         Additions during period                        41,256
         Write downs                                  (110,000)
         Disposals during period                    (6,432,148)
         Amortization of unearned
           income                                   31,990,262
         Minimum lease rentals
           received                                (38,698,906)
                                                  ------------
         Balance - December 31, 1994              $314,260,786
                                                  ============

3. The aggregate cost of real estate owned for federal income tax purposes is $402,624,341.

4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:


         Net income applicable to
           financing and operating
           leases                                 $ 26,648,827
         Add interest income - other                 1,438,491
                                                  ------------
                                                    28,087,318
                                                  ------------
         Deduct expenses not
           allocated:
         General and administrative
           expenses                                  2,791,123
         Nonmortgage interest expense                4,731,517
         Other                                         987,979
                                                  ------------
                                                     8,510,619
                                                  ------------
         Earnings before gain on
           property transactions                    19,576,699
         Provision for loss on
               property                               (582,000)
         Gain on sales of real estate                4,173,865
                                                  ------------
         Net earnings                             $ 23,168,564
                                                  ============

                               (Continued)

                                                                 SCHEDULE III
                                                                    PAGE 10

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1993
-------------------------------------------------------------------------------

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

         Balance - January 1, 1993                $162,201,694
         Additions during period                    20,347,239
         Write downs                                  (247,000)
         Reclassifications during
           period from financing
           leases                                      800,429
         Reclassifications during
           period to assets held for
           sale                                     (2,212,215)
         Disposals during period                    (4,839,754)
                                                  ------------
         Balance - December 31, 1993              $176,050,393
                                                  ============

b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:


         Balance - January 1, 1993                $ 44,105,825
         Depreciation during period                  3,992,036
         Disposals during period                    (1,896,524)
         Reclassifications during
           period to assets held for
           sale                                     (1,160,553)
                                                   -----------
         Balance - December 31, 1993               $45,040,784
                                                   ===========

        Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 5 to 45 years.


                                  IV-13
                                                           (continued)

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:



         Balance - January 1, 1993                $330,322,814
         Additions during period                     4,130,942
         Reclassifications during
           period                                     (800,429)
         Disposals during period                      (116,994)
         Amortization of unearned
           income                                   32,851,135
         Minimum lease rentals
           received                                (38,917,146)
                                                  ------------
         Balance - December 31, 1993              $327,470,322
                                                  ============

3. The aggregate cost of real estate owned for federal income tax purposes is $398,245,532.

4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:


            Net income applicable to
               financing and operating
               leases                             $ 24,390,249
         Add interest income - other                 2,009,598
                                                  ------------
                                                    26,399,847
                                                  ============
         Deduct expenses not allocated:
         General and administrative
           expenses                                  2,454,786
         Nonmortgage interest expense                5,070,729
         Other                                         495,561
                                                  ------------
                                                     8,021,076
                                                  ============

         Earnings before gain on
           property transactions                    18,378,771
         Provision for loss on
           property                                   (462,000)
         Gain on sales of real estate                4,759,983
                                                  ------------
         Net earnings                              $22,676,754
                                                  ============

                                                (Continued)

                                                                   SCHEDULE III
                                                                      PAGE 12

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1992
-----------------------------------------------------------------------------

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties was carried at the beginning of the period, with the total at the close of the period, is shown below:


         Balance - January 1, 1992                $159,169,561
         Additions during period                       160,748
         Write downs                                (8,847,165)
         Reclassifications during
           period from financing
           leases                                   21,902,382
         Reclassifications during
           period to assets held for
           sale                                     (9,090,374)
         Disposals during period                    (1,093,458)
                                                  ------------
         Balance - December 31, 1992              $162,201,694
                                                  ============

b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:


         Balance - January 1, 1992                $ 42,315,717
         Depreciation during period                  4,073,691
         Disposals during period                      (385,164)
         Reclassifications during
           period to assets held for
           sale                                     (1,898,419)
                                                  ------------
         Balance - December 31, 1992              $ 44,105,825
                                                  ============

        Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 5 to 45 years.

                                                  (continued)


2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:


         Balance - January 1, 1992                $358,005,265
         Additions during period                           -
         Reclassifications during
          period                                   (21,902,382)
         Disposals during period                      (187,607)
         Amortization of unearned
           income                                   34,121,308
         Minimum lease rentals
           received                                (39,713,770)
                                                  ------------
         Balance - December 31, 1992              $330,322,814
                                                  ============

3. The aggregate cost of real estate owned for federal income tax purposes is $382,975,157.

4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:


            Net income applicable to
               financing and operating
               leases                             $ 26,101,004
         Add interest income - other                 2,234,035
                                                  ------------
                                                    28,335,039
                                                  ============
         Deduct expenses not allocated:
         General and administrative
           expenses                                  2,318,856
         Nonmortgage interest expense                5,142,818
         Other                                         292,155
                                                  ------------
                                                     7,753,829
                                                  ============
         Earnings before gain on
           property transactions and
           extraordinary item                       20,581,210
         Provision for loss on
           property                                 (8,847,165)
         Gain on sales of real estate                  342,372
                                                  ------------
         Extraordinary item, gain
           from early extinguishment
           of debt                                    (784,540)
                                                  ------------
         Net earnings                              $11,291,877
                                                  ============


                                  IV-16
                               (Continued)

                                                                  SCHEDULE III
                                                                       PAGE 14

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE
FINANCING METHOD) DECEMBER 31, 1994
-----------------------------------------------------------------------------


                                             Net
State                                     Investment
------                            --------------------------
Alabama                           $       10,774,730
California                                14,865,499
Colorado                                     403,433
Connecticut                               24,956,415
Florida                                   26,193,440
Georgia                                    6,611,153
Illinois                                   5,752,708
Indiana                                      673,807
Iowa                                       1,472,651
Kentucky                                     226,439
Louisiana                                 20,516,823
Maryland                                   6,868,375
Massachusetts                             29,728,840
Michigan                                  14,742,376
Minnesota                                  1,907,837
Missouri                                   5,605,609
Nevada                                       903,509
New Hampshire                              4,817,099
New Jersey                                17,144,885
New York                                  15,551,206
North Carolina                             7,045,840
Ohio                                       9,184,634
Oklahoma                                     129,943
Oregon                                    54,039,101
Pennsylvania                              14,088,469
Rhode Island                               1,102,181
South Carolina                               325,975
Texas                                      3,391,052
Virginia                                   9,543,506
West Virginia                              3,636,597
Wisconsin                                  2,056,654
                                  -------------------
                                        $314,260,786
                                  ===================



                                  IV-17
                               (Continued)

                                                               SCHEDULE III
                                                                       PAGE 15

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1994
-----------------------------------------------------------------------------


                         Amount at which
                          Carried at              Reserve for
State                    Close of Year            Depreciation
---------                ----------------         -------------
Alabama                  $        1,707,913       $        -
Arizona                           8,661,230                780,739
California                      13,574,684              3,702,517
Connecticut                       1,549,805             1,027,553
Florida                         14,474,746             5,007,024
Georgia                           8,219,782                612,349
Illinois                          8,849,567             2,836,885
Indiana                           8,635,584             2,645,196
Kansas                              460,490                -
Kentucky                        14,470,363                691,180
Louisiana                       12,638,536              2,975,581
Maryland                         1,864,304                518,658
Massachusetts                    2,916,915              1,349,837
Michigan                        19,225,223              3,394,696
Minnesota                         7,072,018             1,474,020
Missouri                          1,946,471               289,549
New Jersey                        4,293,403             1,471,681
New York                        22,393,357              5,858,402
North Carolina                    3,191,685             1,030,096
Ohio                              3,635,192                299,308
Oregon                              298,451                -
Pennsylvania                    10,273,909              5,843,239
South Carolina                    3,101,170                857,047
Tennessee                           335,368                196,998
Texas                             4,302,872             2,730,561
Virginia                          1,986,638                948,210
Washington                        4,190,632             1,337,294
Canada                            1,057,300                356,102
                              ------------            -----------
                              $185,327,608            $48,234,722
                              ============           ===========


                                  IV-18
                               (Continued)

                                                                   SCHEDULE III
                                                                        PAGE 16

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD) DECEMBER 31, 1993
--------------------------------------------------------------------------

                                             Net
State                                     Investment
---------                                 -----------
Alabama                           $        11,067,060
California                                 17,888,934
Colorado                                      544,251
Connecticut                                25,308,131
Florida                                    26,800,208
Georgia                                     6,769,438
Illinois                                    5,905,143
Indiana                                       233,369
Iowa                                        1,501,626
Kentucky                                      233,369
Louisiana                                  21,056,026
Maryland                                    7,009,645
Massachusetts                              30,296,481
Michigan                                   14,950,167
Minnesota                                   1,943,843
Missouri                                    5,568,962
Nevada                                        921,680
New Hampshire                               4,935,607
New Jersey                                 21,248,834
New York                                   16,253,711
North Carolina                              7,355,915
Ohio                                        9,415,352
Oklahoma                                      133,802
Oregon                                     54,546,141
Pennsylvania                               14,491,751
Rhode Island                                1,121,598
South Carolina                                342,233
Texas                                       3,534,796
Virginia                                    9,807,705
West Virginia                               3,742,187
Wisconsin                                   2,094,811
                                         ------------
                                         $327,470,322
                                         ============


                                  IV-19
                              (Continued)

                                                                   SCHEDULE III
                                                                        PAGE 17

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1993
-----------------------------------------------------------------------------

                                  Amount at which
                                    Carried at             Reserve for
State                             Close of Year            Depreciation
-------                           ----------------         -------------
Alabama                           $       736,694          $       87,325
Arizona                                 8,419,901                432,415
California                           12,931,574                 3,463,370
Connecticut                             1,549,805                 965,696
Florida                                14,636,201               4,438,112
Georgia                                 9,238,378              1,029,031
Illinois                              8,850,494              2,604,653
Indiana                               8,635,584                 2,410,912
Kansas                                    460,490                  -
Kentucky                                7,860,177                 389,534
Louisiana                              13,125,806               2,884,385
Maryland                                1,238,325                 474,818
Massachusetts                           2,814,867               1,270,340
Michigan                               19,225,223               3,044,807
Minnesota                               6,776,010               1,243,786
Missouri                                2,335,344                 455,296
New Jersey                              4,293,403               1,434,545
New York                               21,711,796               5,430,334
North Carolina                          1,591,685               1,008,960
Ohio                                    3,876,312                 351,221
Oregon                                    298,451                  -
Pennsylvania                           10,274,362               5,531,108
South Carolina                          3,101,170                 806,722
Tennessee                                 449,753                 248,129
Texas                                 4,384,018              2,650,621
Virginia                                1,986,638                 920,929
Washington                             4,190,632                1,129,111
Canada                                  1,057,300                 334,624
                                  ---------------          --------------
                                     $176,050,393             $45,040,784
                                  ===============          ==============


                                          IV-20                    (Continued)

                                                           SCHEDULE III
                                                                PAGE 18

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD) DECEMBER 31, 1992
---------------------------------------------------------------------


                                             Net
State                                     Investment
-----------                               -----------
Alabama                                   $11,323,580
California                                 18,426,291
Colorado                                      571,985
Connecticut                                25,629,109
Florida                                    27,350,648
Georgia                                     6,912,260
Illinois                                    5,123,971
Indiana                                       696,217
Iowa                                        1,528,040
Kentucky                                      239,682
Louisiana                                  21,534,147
Maryland                                    7,139,145
Massachusetts                              30,013,085
Michigan                                   15,133,474
Minnesota                                   1,977,036
Missouri                                    6,273,577
Nevada                                        938,304
New Hampshire                               5,044,563
New Jersey                                 21,672,020
New York                                   15,515,259
North Carolina                              7,638,332
Ohio                                        9,620,021
Oklahoma                                      137,321
Oregon                                     55,011,975
Pennsylvania                               14,862,614
Rhode Island                                1,140,167
South Carolina                                357,160
Texas                                       2,464,953
Virginia                                   10,079,084
West Virginia                               3,838,951
Wisconsin                                   2,129,843
                                          -----------
                                         $330,322,814
                                         ============

                                  IV-21
                                  (Continued)

                                                           SCHEDULE III
                                                                PAGE 19

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
--------------------------------------------------
REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1992
-----------------------------------------------------------------------



                                  Amount at which
                                    Carried at             Reserve for
State                             Close of Year            Depreciation
-------                           ----------------         -------------
Alabama                           $       736,694          $       81,154
Arizona                                 8,009,897                 133,108
California                             13,694,521               3,671,678
Connecticut                             1,549,805                 903,840
Florida                                12,909,626               3,958,440
Georgia                                 8,819,331                 832,671
Illinois                               13,270,355               4,227,516
Indiana                                 8,635,584               2,201,628
Kansas                                    460,490                  -
Kentucky                                  929,261                 330,093
Louisiana                              13,125,806              2,674,988
Maryland                                1,238,325                 452,663
Massachusetts                           2,484,262               1,190,844
Michigan                               19,154,063               2,658,874
Minnesota                               6,776,010                 991,465
Missouri                                1,806,775                 428,289
New Jersey                              4,293,404               1,390,643
New York                               12,174,966               5,047,805
North Carolina                          1,591,685                 987,823
Ohio                                    4,108,388                 410,445
Oregon                                    298,451                  -
Pennsylvania                           10,273,909               5,218,974
South Carolina                          3,101,170                 756,396
Tennessee                                 987,111                 434,167
Texas                                   3,966,086               2,570,682
Virginia                                2,557,787               1,222,566
Washington                              4,190,632               1,015,928
Canada                                  1,057,300                 313,145
                                  ---------------          --------------
                                     $162,201,694             $44,105,825
                                  ===============          ==============

                         EXHIBIT INDEX
                         -------------

          Exhibit                                      Page No.
          -------                                      --------

3.1       Certificate of Limited Partnership of
          AREP, dated February 17, 1987 (filed as
          Exhibit No. 3.1 to AREP's Annual Report on
          Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.2       Amended and Restated Agreement of Limited
          Partnership of AREP, dated as of May 12, 1987 (filed as Exhibit No. 3.2 to AREP's
          Annual Report on Form 10-K for the year
          ended December 31, 1987 and incorporated herein by reference).

3.3       Amendment No. 1 to the Partnership
          Agreement.

3.4       Certificate of Limited Partnership of
          American Real Estate Holdings Limited
          Partnership (the "Subsidiary"), dated
          February 17, 1987 and amendment thereto, dated March 12, 1987 (filed as Exhibit No.
          3.3 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

3.5       Amended Restated Agreement of Limited
          Partnership of the Subsidiary, dated as of July 1, 1987 (filed as Exhibit No. 3.4 to
          AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

4.1       Depositary Agreement among AREP, the
          General Partner and Registrar and Transfer
          Company, dated as of July 1, 1987 (filed as Exhibit No. 4.1 to AREP's Annual Report on Form 10-K for the year ended December
          31, 1987 and incorporated herein by
          reference).

4.2       Amendment No. 1 to the Depositary
          Agreement.

4.3       Specimen Depositary Receipt (filed as
          Exhibit No. 4.2 to AREP's Annual Report on
          Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

          Exhibit                                      Page No.
          -------                                      --------

4.4       Form of Transfer Application (filed as
          Exhibit No. 4.3 to AREP's Annual Report on
          Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

4.5       Specimen of Certificate representing
          Preferred Units (filed as Exhibit No. 4.9 to AREP's Registration Statement on Form
          S-3 (Registration No. 33-54767) and
          incorporated herein by reference).

10.1      Nonqualified Unit Option Plan (filed as
          Exhibit No. 10.1 to AREP's Annual Report on Form 10-K for the year ended December
          31, 1987 and incorporated herein by
          reference).

10.2      Distribution Reinvestment Plan (filed as
          Exhibit No. 10.3 to AREP's Annual Report on Form 10-K for the year ended December
          31, 1987 and incorporated herein by
          reference).

10.3      Note Purchase Agreements, dated as of May
          27, 1988 among AREP, the Subsidiary and
          The Prudential Insurance Company of
          America (the "Note Agreements") (filed as
          Exhibit Nos. 2a and 2b to AREP's Current
          Report on Form 8-K dated May 27, 1988 and incorporated herein by reference).

10.4      Amendment No. 1 to the Note Agreements
          dated November 17, 1988 (filed as Exhibit
          No. 10.2 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

10.5      Amendment No. 2 to the Note Agreements
          dated November 17, 1988 (filed as Exhibit
          No. 10.3 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

10.6      Amendment No. 3 to the Note Agreements
          dated as of June 21, 1994 (filed as
          Exhibit No. 10.4 to AREP's Registration
          Statement on Form S-3 (Registration No.
          33-54767) and incorporated herein by
          reference).

          Exhibit                                      Page No.
          -------                                      --------

10.7      Amendment No. 4 to the Note Agreements
          dated as of August 12, 1994 (filed as
          Exhibit No. 10.5 to AREP's Registration
          Statement on Form S-3 (Registration No.
          33-54767) and incorporated herein by
          reference).

10.8      9.6% Senior Promissory Note of AREP and
          the Subsidiary due May 27, 1998 payable to The Prudential Insurance Company of
          America (filed as Exhibit No. 2c to AREP's
          Current Report on Form 8-K dated May 27,
          1988 and incorporated herein by
          reference).

10.9      9.6% Senior Promissory Note of AREP and
          the Subsidiary due May 27, 1998 payable to Prudential Property and Casualty Insurance
          Company (filed as Exhibit No. 2d to AREP's
          Current Report on Form 8-K dated May 27,
          1988 and incorporated herein by
          reference).

10.10     Subscription Guaranty Agreement between
          AREP and High Coast Limited Partnership
          (the "Guarantor") (filed as Exhibit No.
          4.10 to AREP's Registration Statement on
          Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

10.11 Registration Rights Agreement between AREP and the Guarantor (filed as Exhibit No.
          4.11 to AREP's Registration Statement on
          Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

10.12     Amended and Restated Agency Agreement.

10.13     Subscription Agent Agreement.

16        Letter dated September 27, 1991 of
          Deloitte & Touche regarding change in
          accountants (filed as Exhibit No. A to
          AREP's Current Report on Form 8-K dated
          October 3, 1991 and incorporated herein by reference).

22        List of Subsidiaries (filed as Exhibit No.
          22 to AREP's Annual Report on Form 10-K
          for the year ended December 31, 1987 and incorporated herein by reference).

27        Financial Data Schedule

                            SIGNATURES
                            ----------

     Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1995.


                         AMERICAN REAL ESTATE PARTNERS, L.P.

                         By:  AMERICAN PROPERTY INVESTORS, INC.
                               General Partner

                         By:  /s/ Carl C. Icahn
                              ---------------------------------
                                         Carl C. Icahn
                                     Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AREP and in the capacities and on the dates indicated.

     Signature                   Title                     Date
     ---------                   -----                     ----

/s/Carl C. Icahn           Chairman of the Board      March 31, 1995
-----------------------      (Principal Executive
   Carl C. Icahn             Officer)

/s/Alfred Kingsley         Director                   March 31, 1995
-----------------------
   Alfred Kingsley

/s/Mark Rachesky           Director                   March 31, 1995
-----------------------
   Mark Rachesky

/s/William A. Leidesdorf   Director                   March 31, 1995
------------------------
   William A. Leidesdorf

/s/Jack G. Wasserman       Director                   March 31, 1995
------------------------
   Jack G. Wasserman

/s/John P. Saldarelli      Treasurer                  March 31, 1995
------------------------     (Principal Financial
   John P. Saldarelli        Officer and Principal
                             Accounting Officer)