Form 10-Q
period 1995-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1995-05-15
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(Mark One)


  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      March 31, 1995
                                    --------------

                                    OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


                     Commission file number    1-9516


                       American Real Estate Partners, L.P.

          (Exact name of registrant as specified in its charter)


          Delaware                               13-3398766
- ------------------------------------      ------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)            Identification No.)


90 South Bedford Road, Mt. Kisco, NY              10549
- -------------------------------------     ------------------------
(Address of principal executive offices)         (Zip Code)

(Registrant's telephone number, including      (914) 242-7700
 area code)
- -------------------------------------     ------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X    No_____

                                    INDEX


PART I.  FINANCIAL INFORMATION                       Page No.


Consolidated Balance Sheets -
March 31, 1995 and December 31, 1994..............................1-2

Consolidated Statements of Earnings -
Three Months Ended March 31, 1995 and 1994........................3

Consolidated Statement of Partners' Equity -
Three Months Ended March 31, 1995.................................4

Consolidated Statements of Cash Flows -
Three Months Ended March 31, 1995 and 1994........................5-6

Notes to Consolidated
Financial Statements..............................................7-12

Management's Discussion and
Analysis of Financial Condition
and Results of Operations.........................................12-16


PART II.  OTHER INFORMATION.......................................16-17




PAGE

                       PART I. FINANCIAL INFORMATION
                          -----------------------------

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.


                        CONSOLIDATED BALANCE SHEETS


                                         March 31,        December 31,
                                           1995              1994
                                       -----------        ------------
                                        (unaudited)
ASSETS
Real estate leased to others:
  Accounted for under the financing
    method                              $308,984,512       $314,260,786
  Accounted for under the operating
    method, net of
    accumulated depreciation             116,988,349        123,438,444
Cash and cash equivalents                 41,823,338         18,615,572
Hotel operating properties,
    net of accumulated depreciation       13,502,479         13,654,442
Mortgages receivable                       8,234,837          8,301,090
Construction in progress                   9,840,742          6,681,333
Receivables and other assets               5,959,988          5,373,553
Debt placement costs,
  net of accumulated amortization          1,854,595          2,130,003
Property held for sale                       412,717            412,717

        TOTAL                           $507,601,557       $492,867,940


See notes to consolidated financial statements

                                        March 31,        December 31,
                                           1995              1994
                                        (unaudited)
LIABILITIES

Mortgages payable                       $173,144,748       $174,095,697
Senior indebtedness                       45,231,106         45,231,106
Accounts payable, accrued expenses
  and other liabilities                    8,862,372          6,496,410
Deferred income                            3,636,488          3,637,398
Construction loan payable                  5,260,138          2,393,954
Distributions payable                      1,754,185          1,776,482
                                          -----------        -----------

  Total liabilities                      237,889,037        233,631,047

Commitments and Contingencies
(Notes 1 and 3)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
   preference, 5% cumulative pay-in-
   kind redeemable; 4,200,000
   authorized, 1,975,640 subscribed       19,756,400             -
   Less: Subscriptions receivable        (19,756,400)            -
                                          -----------        ------------

                                              -                  -
                                          -----------        ------------

Depositary units; 26,850,000
   authorized; 13,812,800 outstanding
   as of March 31, 1995 and
   December 31, 1994                     275,306,542        265,039,380
   11,853,840 subscribed                  88,903,800             -
   Less: Subscriptions receivable        (88,903,800)            -

                                         275,306,542        265,039,380
                                         -----------        -----------

General partner                            5,589,843          5,381,378

Treasury units at cost:
   1,037,200 depositary units as
   of March 31, 1995 and
   December 31, 1994                     (11,183,865)       (11,183,865)
                                         ------------       -----------

  Total partners' equity (Note 8)        269,712,520        259,236,893
                                         ------------       -----------

        TOTAL                           $507,601,557       $492,867,940
                                         ============       ============



              See notes to consolidated financial statements
PAGE

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                    (unaudited)


                                       Three Months Ended March 31,
                                      -----------------------------
                                           l995            l994
                                      ---------------  ------------
Revenues:
  Interest income:
    Financing leases                   $ 7,735,873      $ 8,260,204
    Other                                  598,909          405,345
  Rental income                          4,680,581        4,425,268
  Hotel operating income                 3,183,552        2,852,119
                                        16,198,915       15,942,936
                                         ---------       ----------
Expenses:
  Interest expense                       5,256,353        6,085,874
  Depreciation and amortization          1,251,968        1,160,901
 General and administrative
    expenses                               655,178          617,165
  Property expenses                        950,975          958,062
  Hotel operating expenses               1,930,107        1,890,350
                                         ---------       ----------
                                        10,044,581       10,712,352
                                         ---------       ----------
Earnings before property
  transactions                           6,154,334        5,230,584
Gain on sales and disposition
  of real estate                         4,321,293        1,364,321
Provision for loss on real estate             -             (75,000)
                                          --------        ---------

NET EARNINGS                           $10,475,627      $ 6,519,905
                                       ===========      ===========

Net earnings attributable to:
  Limited partners                     $10,267,162      $ 6,390,159
  General partner                          208,465          129,746
                                         ---------        ---------

                                       $10,475,627      $ 6,519,905
                                       ===========      ===========

Net earnings per limited
  partnership unit (Note 9)            $       .48      $       .46
                                       ===========      ===========
Weighted average limited partnership
  units outstanding and equivalent
  partnership units subscribed          25,413,177       13,812,800
                                       ===========      ===========

              See notes to consolidated financial statements


                CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     Three Months Ended March 31, 1995
                                (unaudited)



                     General      Limited Partners' Equity                       Total
                     Partner`s    Depositary       Preferred          Held in    Partners'
                     Equity          Units           Units           Treasury    Equity
		     ---------    ---------------- ---------         ---------   ---------
Balance -
 December 31, 1994  $5,381,378   $265,039,380  $     -             $(11,183,865) $259,236,893

Net earnings           208,465     10,267,162        -                  -          10,475,627

Rights offering          -         88,903,800        19,756,400         -         108,660,200

Subscription
  receivable             -        (88,903,800)      (19,756,400)        -        (108,660,200)
		     ---------    ---------------- ------------    ------------- -------------


Balance -
March 31, 1995      $5,589,843   $275,306,542      $     -         $(11,183,865) $269,712,520
                    ==========   ================= ============    ============= ============





See notes to consolidated financial statements


                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)



                                                 Three Months Ended March 31,
					        ------------------------------
                                                      1995          1994
						---------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                    $10,475,627    $ 6,519,905
  Adjustments to reconcile earnings
   to net cash provided by
    operating activities:
    Depreciation and amortization                   1,251,968      1,160,901
    Amortization of deferred income                    (6,554)        (6,554)
    Gain on sales and
      disposition of real estate                   (4,321,293)    (1,364,321)
    Provision for loss on real estate                   -             75,000
    Changes in:
     Decrease in deferred income                         (910)          (913)
     Increase in receivables
      and other assets                               (462,496)      (607,280)
     Increase in accounts payable
      and accrued expenses                          2,365,965      1,167,089
						---------------  -------------

      Net cash provided by operating activities     9,302,307      6,943,827
						---------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale and
   disposition of real estate                       8,123,505      1,024,371
  Principal payments received on leases
   accounted for under the financing method         1,795,290      1,636,386
  Principal receipts on mortgages receivable           72,807         66,569
  Capitalized expenditures for real estate           (311,844)      (104,953)
  Net balloon payments of mortgages receivable           -         1,392,650
  Construction in progress                         (3,159,409)         -
  						---------------  -------------
      Net cash provided by
       investing activities                         6,520,349      4,015,023
						---------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
    Distributions to partners                         (22,297)    (1,767,032)
  Mortgages payable:
    Increase in mortgages payable                   9,800,000         82,931
    Increase in construction loan payable           2,866,184          -
    Periodic principal payments                    (2,315,517)    (2,316,740)
    Balloon payments                               (2,935,835)    (1,814,617)
    Debt placement costs                               (7,425)      (216,096)
						---------------  -------------
      Net cash provided by (used in)
       financing activities                         7,385,110     (6,031,554)
						---------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS          23,207,766      4,927,296
CASH AND CASH EQUIVALENTS, beginning of
  period                                           18,615,572     14,932,560
						---------------  -------------
CASH AND CASH EQUIVALENTS, end of
  period                                          $41,823,338   $ 19,859,856
						===============  =============


                       Continued.....

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited) - continued


                                           Three Months Ended March 31,
					   ----------------------------
                                              1995            1994
					   -------------  -------------

SUPPLEMENTAL INFORMATION:
  Cash payments for interest               $4,170,806      $ 4,805,586
				           =============  =============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
  Property acquired in satisfaction of
    mortgages:
     Addition to property accounted for
      under the financing method           $     -         $    -
     Addition to property
      under the operating method                 -           6,660,065
     Addition to mortgages payable               -              -
     Decrease in mortgages receivable            -          (9,083,588)
     Decrease in deferred income                 -           2,122,993
     Addition to property held for sale          -             300,530

                                           $     -         $     -
					   ===========     ==============

  Reclassification of real estate:
     To property accounted
       for under the operating method      $     -         $      -
     From property accounted for
       under the financing method                -          (2,438,378)
     From property accounted for
       under the operating method                -                -
     To properties held for sale                 -           2,438,378
     From construction in progress               -                -

                                           $     -            $   -
					   ===========     ==============


See notes to consolidated financial statements

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
1. GENERAL

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1994.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

From the commencement of the Exchange through March 31, 1995, the Company (i) sold or disposed of an aggregate of 129 properties of the Predecessor Partnerships for an aggregate amount of approximately $59,477,000 net of associated indebtedness which encumbered such properties at the consummation of the Exchange and
(ii) refinanced 25 Predecessor Partnerships' properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $103,908,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $92,710,000. Fifteen acquisitions have been made since the commencement of the Exchange, including two joint ventures entered into in 1994 to develop two apartment complexes, for an aggregate investment of approximately $52,000,000. Reinvestment incentive fees of approximately $354,000 have previously been paid to the General Partner, and approximately $113,000 are payable to the General Partner for the 1994 acquisitions, including two joint venture investments upon completion of the projects (see note 5). No properties were acquired during the three months ended March 31, 1995.

3.    COMMITMENTS AND CONTINGENCIES

a. On July 31, 1992, Chipwich, Inc. ("Chipwich") parent of Peltz Food Corporation, a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Chipwich then filed a motion for rejection of the lease and pursuant to an order of the Bankruptcy Court, the lease was rejected on September 29, 1992. There is a guarantor of the lease and the Company is currently proceeding to enforce all obligations under such guaranty including settlement of an unsecured proof of claim filed by the Company. At March 31, 1995, the property has a carrying value of approximately $928,000 and is encumbered by a nonrecourse mortgage payable of approximately $309,000. Based on the existence of the guaranty, the Company believes that the carrying value of the asset is fairly stated at March 31, 1995.

b. On January 26, 1993, Be-Mac Transport Company, Inc. ("Be-Mac"), a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Be-Mac then filed a motion for rejection of the lease and pursuant to an order of the Bankruptcy Court, the lease was rejected on February 24, 1993. There was a guarantor of the lease and the Company settled its unsecured proof of claim for $377,000. As a result, $377,000 of "Other income" will be recognized in the three and six month periods ending June 30, 1995. The Company re-let the property effective March 1, 1994 at an annual rental of $120,000. At March 31, 1995, the property has a carrying value of approximately $943,000 and is unencumbered by any mortgage.

c. On March 31, 1995, the Company held a mortgage note receivable in the principal amount of approximately $463,000 which is in default. The mortgage encumbers four properties together with a collateral assignment of ground leases and rents. The properties are tenanted by Gino's and Foodarama. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of these properties. The tenants remained current in their lease obligations. As of March 31, 1995, the Company has commenced foreclosure actions on the four properties as follows: two each in Pennsylvania and New Jersey. No gain or loss is anticipated upon foreclosure because the estimated fair value of the properties exceeds their carrying value.

d. Lockheed Missile & Space Company, Inc. ("Lockheed"), a tenant of the Company's leasehold property in Palo Alto, California, has entered into a consent decree with the California Department of Toxic Substances Control ("CDTS") to undertake certain environmental remediation at this property. Lockheed has estimated that the environmental remediation costs may be up to approximately $14,000,000. In a non-binding determination by the CDTS, Lockheed was found responsible for approximately 75% of such costs and the balance was allocated to other parties. The Company was allocated no responsibility for any such costs.

Lockheed has served a notice that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. In connection with this notice, Lockheed has stated that it will attempt to have allocated to the Company and to the Company's ground-lessor (which may claim a right of indemnity against the Company) approximately 9% and 17%, respectively, of the total remediation costs. The Company believes that it has no liability for any of such costs and in any proceeding in which such liability is asserted against it, the Company will vigorously contest such liability. In the event any of such liability is allocated to the Company, it will seek indemnification from Lockheed in accordance with its lease.

e. On January 25, 1995, the Grand Union Company, a tenant leasing eight properties owned by the Company, filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. These eight properties' annual rentals total approximately $1,450,000 (including two properties which are sub-let, representing approximately $58,000 in annual rentals). The tenant is current in its obligations under the leases with the exception of approximately $60,000 representing pre-petition real estate taxes on six of the eight properties. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases pertaining to seven of the properties which will require an order of the Bankruptcy Court. At March 31, 1995, the carrying value of these seven properties is approximately $11,404,000. One of these properties is encumbered by a nonrecourse mortgage payable of approximately $4,737,000. As relates to the eighth property, the tenant entered a Motion for Order in the Bankruptcy Court on May 9, 1995, which will be considered on May 18, 1995, authorizing the tenant to reject the lease on this property effective July 31, 1995. The annual rent for this property is approximately $103,000, and its carrying value at March 31, 1995 is approximately $1,059,000 and it is unencumbered by any mortgage.

f. The Company, on March 27, 1995, executed a contract for the purchase of approximately 248 acres of partially improved land located in Armonk, New York. The purchase price is $3,000,000 and the Company paid a non-refundable deposit of $150,000 at the execution of the contract. The Company intends to construct approximately 45 to 50 single-family detached luxury homes subject to subdivision and other required approvals.

4. PROPERTY HELD FOR SALE

At March 31, 1995, the Company owned four properties that were being actively marketed for sale. At March 31, 1995, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate net realizable value of the properties is estimated to be approximately $413,000.

5. SIGNIFICANT PROPERTY TRANSACTIONS

a. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

     1. The first joint venture, formed as an Alabama Limited Liability Company, is developing a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, which owns a seventy percent (70%) majority interest in the joint venture, contributed $1,750,000 in June 1994 and the co-venturer contributed $250,000. As of March 31, 1995, $250,000 representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. The co-venturer will be credited with $500,000 of additional capital in lieu of receiving a general contractor's fee. Distributions will be made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $8,760,000, which can be increased by $100,000, and is guaranteed by the co-venturer and personally by its principals. The Company has approved approximately $290,000 of additional improvements and upgrades. Such additional costs will be funded by partners' capital contributions in accordance with their pro rata partnership interests. The development costs are expected to total approximately $11,650,000. As of March 31, 1995, approximately $7,831,000 of development costs have been incurred, including the acquisition of land valued at approximately $1,138,000. Construction loan funding at March 31, 1995 is approximately $4,616,000. The first units were completed and available for occupancy in February 1995 and project completion is scheduled for August 1995. An affiliate of the Company's co-venturer will manage the property.

A reinvestment incentive fee of approximately $40,000 will be due the general partner upon completion of the project (see note 2).

     2. The second joint venture, a Delaware limited partnership, is developing a 288 unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). The Company, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $4,022,000 as of March 31, 1995 and is a limited partner. The Company has fulfilled its contribution obligation. The co-venturer is the general partner and has a limited partner interest. The Company is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of March 31, 1995, approximately $4,748,000 of development costs have been incurred, including the acquisition of land valued at $1,600,000. Construction loan funding at March 31, 1995 is approximately $646,000. The first units are expected to be available for occupancy on or about July 1995 and project completion is scheduled for February 1996. An affiliate of the Company's co-venturer will manage the property.

A reinvestment incentive fee of approximately $70,000 will be due the Company's general partner upon completion of the project (see note 2).

b. On February 1, 1995, the Penske Corp. exercised its purchase option on three properties leased from the Company (two in New Jersey and one in New York). The selling price was approximately $4,535,000 and a gain of approximately $1,011,000 was recognized in the three months ended March 31, 1995. Each property was encumbered by first and second mortgages which totalled approximately $1,162,000 and which were paid from the sales proceeds.

c. On March 24, 1995, the Company sold the property tenanted by Pace Membership Warehouse, Inc. in Taylor, Michigan. The selling price was $9,300,000 and a gain of approximately $3,310,000 was recognized in the three months ended March 31, 1995. The property was encumbered by a nonrecourse mortgage payable of approximately $4,346,000 which the purchaser assumed.

6. MORTGAGES PAYABLE

On July 25, 1994 the Company obtained financing on the two apartment complexes located in Lexington, Kentucky. The two nonrecourse mortgage loans in the amount of $5,500,000 and $4,500,000 for Stoney Falls and Stoney Brooke Apartments, respectively, bear interest at 8.375% and mature in ten years when balloon payments totalling approximately $8,150,000 will be due. Under the terms of the loans, $100,000 was initially funded on each loan with the balance funded in January 1995. Debt placement costs of approximately $250,000 have been incurred. Annual debt service on the two loans is approximately $956,000.

7. DISTRIBUTIONS PAYABLE

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

8. RIGHTS OFFERING

A registration statement on Form S-3 relating to the Rights
Offering (Registration No. 33-54767) was filed with the Securities and Exchange Commission and declared effective February 23, 1995.

On March 1, 1995, the Company issued to record holders of its Depositary Units one transferable subscription right (a "Right"), for each seven Depositary Units of the Company held on February 24, 1995, the record date. The Rights entitled the holders thereof (the "Rights Holders") to acquire during the subscription period at a subscription price of $55, six Depositary Units and one 5% cumulative pay-in-kind redeemable preferred unit representing a limited partner interest ("Preferred Units"). The subscription period commenced on March 1, 1995 and expired at the close of business on March 30, 1995.

The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit will have a liquidation preference of $10.00 and will entitle the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, the Company, with the approval of the Audit Committee of the Board of Directors of the General Partner may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption.

1,975,640 Rights were issued in the Rights Offering of which 418,307 were exercised. 190,554 Depositary Units and 31,759
Preferred Units were subscribed for through the exercise of the Over-Subscription Privilege by Rights Holders other than High Coast Limited Partnership ("High Coast"), a Delaware limited partnership.

High Coast acted as guarantor for the Rights Offering and is an affiliate of Carl C. Icahn, ("Icahn"), the Chairman of American Property Investors, Inc., ("API"), the general partner of the Company. API is also the general partner of the guarantor and the two limited partners are affiliates of and are controlled by Icahn. Pursuant to its subscription guaranty, High Coast oversubscribed for a total of 9,343,998 Depositary Units and 1,557,333 Preferred Units. As a result, the Rights Offering was fully subscribed. The proceeds due the Company, after deduction of expenses of approximately $1.2 million incurred by the Company in connection with the Rights Offering, are approximately $107.5 million.

In addition, in accordance with the terms of the Company's and its subsidiary's partnership agreements, API is required to contribute $2,206,242 in order to maintain its aggregate 1.99% general partnership interest.

On April 12, 1995, the Company received $108,660,200, the gross proceeds of the Rights Offering, from its subscription agent and $2,206,242 from API. The Company issued 1,975,640 Preferred Units and an additional 11,853,840 Depositary Units. Trading in the Preferred Units commenced March 31, 1995 on the New York Stock Exchange ("NYSE") under the symbol "ACP PR". The Depositary Units trade on the NYSE under the symbol "ACP".

As a result of the Rights Offering, High Coast now owns 1,720,688
Preferred Units and a total of 11,689,896 Depositary Units which includes 1,330,368 and 35,400 Depositary Units previously owned by API and an affiliate, respectively.

9. EARNINGS PER SHARE

Net earnings per limited partnership unit and equivalent partnership units subscribed are computed using the weighted average number of units and equivalent units outstanding during the period. The earnings per share calculation assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of the year. With respect to the first quarter 1995 calculation, net income has been increased by approximately $2,100,000, in accordance with the modified treasury stock method. The dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred unitholders has been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units. There is no significant difference between primary and fully diluted per share amounts. (See note 8).

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
General
- -------

Historically, substantially all of the Company's real estate assets have been net leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore the Company is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties. The Company has experienced an increase in its property expenses in recent years, due principally to tenant bankruptcies and defaults as well as the acquisition of operating properties.

Economic conditions in recent years led the General Partner to reexamine the Company's cash needs and investment opportunities. Tenant defaults and lease expirations caused rental revenues to decrease and property management and operating expenses to increase and led to expenditures to re-let. In addition, the availability of acceptable financing to refinance maturing debt obligations including the Company's Senior Unsecured Debt became increasingly scarce. Consequently the General Partner determined it was necessary to conserve cash and establish reserves from time to time. As a result, there was insufficient cash flow from operations to pay distributions to unitholders and such distributions were reduced and finally suspended.

By the end of the year 2000, net leases representing approximately 26% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 40% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it is expected that it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow from such properties.

As a consequence of the foregoing, the Company decided to raise funds through the Rights Offering to increase its assets available for investment, take advantage of real estate investment opportunities, further diversify its portfolio and mitigate against the impact of potential lease expirations. The Rights Offering was successfully completed during April 1995 and net proceeds of approximately $107.5 million were raised for investment purposes. In order to enhance the Company's investment portfolio (and ultimately its asset values and cash flow prospects), the Company is seeking to acquire investments in undervalued properties. Such properties may not be generating a positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow.

Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of the Company. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that the Company will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as the Company acquires more operating properties, its exposure to environmental clean-up costs may increase. The Company recently has undertaken to have certain of its properties subjected to Phase I Environmental Site Assessments by a third-party consultant. Based on the results of these Phase
I Environmental Site Assessments, the environmental consultant has recommended that limited Phase II Environmental Site Investigations be conducted. At the conclusion of the Company's Phase I
Environmental Site Assessments, the Company will seek to coordinate with the tenants to attempt to ensure that they undertake any required investigation and/or remediation. As no Phase II Environmental Site Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof.

Results of Operations
- ---------------------

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1994

Gross revenues increased by approximately $256,000, or 1.6%, during the three months ended March 31, 1995 as compared to the same period in 1994. This increase reflects approximate increases of $331,000, or 11.6%, in hotel operating income, $255,000, or 5.8%, in rental income, and $194,000, or 47.8%, in other interest income, partially offset by a decrease of approximately $524,000, or 6.3%, in financing lease income. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. The increase in rental income is primarily attributable to the two apartment complexes in Lexington, Kentucky, acquired in

1993 and increases in rents from a property formerly occupied by Amdura Corp. The increase in other interest income is primarily due to an increase in the Company's short-term cash investments as well as an increase in the interest rates earned thereon. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. Due to the seasonal nature of the hotel properties, the hotel revenues for the three months ended March 31, 1995 are disproportionately higher than those expected for subsequent quarters of 1995.

Expenses decreased by approximately $668,000, or 6.2%, during the three months ended March 31, 1995 compared to the same period in 1994. This decrease reflects a decrease of approximately $830,000, or 13.6%, in interest expense, partially offset by increases of approximately $91,000, or 7.8%, in depreciation and amortization, $38,000, or 6.2%, in general and administrative expenses and $40,000, or 2.1% in hotel operating expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to certain loan refinancings and repayments of maturing balloon debt obligations, including the Senior Unsecured Debt.

Earnings before property transactions increased during the three months ended March 31, 1995 by approximately $924,000, or 17.7% as compared to the same period in 1994. Gain on property transactions increased by approximately $2,957,000 during the three months ended March 31, 1995 as compared to the same period in 1994, due to the size and number of transactions. During the three months ended March 31, 1995, the Company did not record a provision for loss on real estate as compared to a $75,000 provision in the comparable period of 1994.

Net earnings for the three months ended March 31, 1995 increased by approximately $3,956,000 as compared to the three months ended
March 31, 1994. This increase was primarily due to increases in gain from the sale of real estate. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the three months ended March 31, 1995 are expected to be significantly higher than subsequent quarters of 1995.

Capital Resources And Liquidity
- -------------------------------

Generally, the cash needs of the Company for day-to-day operations have been satisfied from cash flow generated from current operations. The cash flow generated from day-to-day operations

(before payment of maturing debt obligations) has decreased in recent years, although it improved in 1994 and is expected to continue to improve in 1995 due to among other things the acquisition and foreclosure of certain operating properties and the repayment of debt. The Company has had to apply a larger portion of its cash flow to the repayment of maturing debt obligations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes and non-recurring other income) plus principal payments received on financing leases as well as principal receipts on mortgages receivable reduced by periodic principal payments on mortgage debt.


The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 40% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1995, seventeen leases covering twenty-six properties and representing approximately $996,000 in annual rentals are scheduled to expire. The Company anticipates that thirteen of these twenty-six properties originally representing approximately $656,000 in annual rental income have been or will be re-let or renewed for approximately $671,000 in annual rentals. Thirteen properties, with an approximate annual rental income of $340,000, will be marketed for sale or lease when the current lease terms expire.

In 1994, the General Partner determined that it was necessary to conserve cash and increase reserves from time to time in order to meet maturing debt obligations and its capital expenditure requirements. On March 16, 1995, the Board of Directors of the General Partner announced that a distribution for the fiscal quarter ended March 31, 1995 would not be made. In making its announcement, the Company noted that, consistent with previously announced estimates, net operating cash flow in 1994 was only break-even, after payment of periodic principal payments and maturing debt obligations, capital expenditures and the creation of additional cash reserves.

There were no distributions due to Unitholders for the three months ended March 31, 1995. Distributions paid during the three months ended March 31, 1995 totalled approximately $22,000, representing distributions due to Unitholders who exchanged their limited partner interests during 1995. There were no distributions due to Unitholders for the three months ended March 31, 1994. Distributions paid during the three months ended March 31, 1994 totalled approximately $1.8 million, representing distributions due to Unitholders for the fourth quarter of 1993 and to Unitholders who exchanged their limited partner interests during 1994.

During the three months ended March 31, 1995 the Company generated approximately $6.9 million in cash flow from day-to-day operations. During the comparable period of 1994, the Company generated approximately $5.8 million in cash flow from day-to-day operations.


Capital expenditures for real estate, excluding new acquisitions, were approximately $310,000 during the three months ended March 31, 1995. During the comparable period of 1994, there were approximately $100,000 of such expenditures.

In 1995 and 1996, the Company has approximately $11.3 million of principal payments due each year on its Senior Unsecured Debt and approximately $5.7 million and $16.9 million of maturing balloon mortgages due, respectively. During the three months ended March 31, 1995, approximately $2.9 million of balloon mortgages were repaid out of the Company's cash flow. During the comparable period of 1994, approximately $1.8 million of balloon mortgages were repaid out of the Company's cash flow. The Company will seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may be required to repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses. During the three months ended March 31, 1995, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $3.7 million which has been added to the Company's cash reserves. Such reserves are approximately $16.7 million at March 31, 1995. Due to certain timing issues and payments due on maturing debt obligations, including the annual installment on the Company's Senior Unsecured Debt, cash flow for the second quarter of 1995 is expected to be negative, thereby requiring the use of reserves. As a result, the Company does not anticipate the payment of cash distributions to holders of Depositary Units in the near future.

The Company has significant maturing debt requirements under the Note Agreements. As of March 31, 1995, the Company has $45,231,106 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, the Company is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. Under the terms of the Note Agreements, the Company deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994, the Company repaid $10 million of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due annually from 1995 through the final payment date of May 27, 1998. As of March 31, 1995, the Company was in compliance with the terms of the Note Agreements.

The Note Agreements contain certain covenants restricting the activities of the Company. Under the Note Agreements, the Company must maintain a specified level of net annual rentals from unencumbered properties (as defined in the Note Agreements) and is restricted, in certain respects, in its ability to create liens and incur debts. Investment by the Company in certain types of assets that may be regarded as non-income producing, such as land or non-performing loans, is restricted under the Note Agreements. The holders of the Senior Unsecured Debt have agreed, however, to waive this restriction with respect to any capital raised by the Company in the Rights Offering.

The Note Agreements contain certain prepayment penalties which the Company would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of May 9, 1995 the premium required in order to prepay the Note Agreement in full would have been approximately $2,950,000. Subject to negotiating favorable terms the Company may prepay in full the Senior Unsecured Debt. Prepayment would release the Company from certain covenants which restrict its operating and investment activities, including, among others, covenants relating to the level of net annual rentals from unencumbered properties and the ability to create liens and incur additional debt.

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $8.1 million in the three months ended March 31, 1995. During the comparable period of 1994, sales proceeds totalled approximately $2.4 million, including $1.4 million of net proceeds from a balloon payment of a mortgage receivable. During the three months ended March 31, 1995, the Company received
$9.8 million of mortgage proceeds from the financing of its two apartment complexes located in Lexington, Kentucky. The Company intends to use property sales, financing and refinancing proceeds for new investments. In addition, the Company successfully completed its Rights Offering in April 1995 and net proceeds of approximately $107.5 million were raised for investment purposes.

The Company entered into two joint ventures with unaffiliated co-venturers in June 1994 for the purpose of developing luxury garden apartment complexes in Hoover, Alabama, and Cary, North Carolina. In the year ended December 31, 1994, the Company invested approximately $5,500,000 in these joint ventures. During the three months ended March 31, 1995, the Company invested approximately an additional $300,000. There were no such investments during the comparable period of 1994.

The Company's cash and cash equivalents increased by approximately $23.2 million during the first quarter of 1995 primarily due to sales proceeds of approximately $8.1 million, financing proceeds of approximately $9.8 million, cash flow from day-to-day operations of approximately $6.9 million offset by approximately $2.9 million of maturing balloon debt repayments.

The Company announced in 1987 its intention to purchase up to one million Units. On June 16, 1993 the Company announced it had increased the unit repurchase program to 1,250,000 units. As of March 31, 1995, the Company had purchased 1,037,200 Units at an aggregate cost of approximately $11,184,000, and the Company may from time to time acquire additional Units.

                   Part II.  Other information
                   -------

Item 1.   Legal Proceedings
          -----------------
In August 1994, three class action complaints against the Company were filed with the Delaware Court of Chancery, New Castle County, in connection with the Rights Offering, Allan Haymes, I.R.A v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl C. Icahn and Steven Yavers v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl C. Icahn and Wilbert Schoomer v. American Real Estate Partners, L.P, American Property Investors, Inc. and Carl C. Icahn (the "Complaints"). The Complaints have all been consolidated. The Complaints claim defendants have breached fiduciary and common law duties owed to plaintiffs and plaintiffs' class by self dealing and failing to disclose all relevant facts regarding the Rights Offering, and seek declaratory and injunctive relief declaring the action is properly maintainable as a class action, declaring the defendants have breached their fiduciary and other duties, enjoining the Rights Offering, ordering defendants to account for all damages suffered by the class for alleged acts and transactions and awarding further relief as the court deems appropriate. On April 7, 1995, defendants moved to dismiss the consolidated complaint as moot.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a) Exhibits - none

       (b) Reports on Form 8-K. The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 16, 1995 to report that the Company had released its earnings for the fourth quarter and fiscal year ended December 31, 1994 and also to report that no distribution would be made for the fiscal quarter ended March 31, 1995.

       (c) Financial Data Schedule is attached hereto as Exhibit
EX-27.

          EXHIBIT INDEX

        Exhibit               Description
        -------               -----------

        EX-27            Financial Data Schedule

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERICAN REAL ESTATE PARTNERS, L.P.
                         By: American Property Investors, Inc.
                                     General Partner



                              --------------------------------
                              John P. Saldarelli
                              Treasurer
                              (Principal Financial Officer
                                and Principal Accounting Officer)

Date:  May 15, 1995

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         American Real Estate Partners, L.P.
                         By: American Property Investors, Inc.
                               General Partner



                              /s/ John P. Saldarelli

                              John P. Saldarelli

                            Treasurer
                            (Principal Financial Officer
                              and Principal Accounting Officer)



Date:   May 15, 1995