Form 10-Q
period 1995-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1995-08-11
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q


(Mark One)
- ----------


  (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1995
                                   -------------

                                        OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to
_______________________


               Commission file number   1-9516
                                        ------

               AMERICAN REAL ESTATE PARTNERS, L.P.
               -----------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                                13-3398766
          --------                                ----------
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer
                                            Identification No.)


90 SOUTH BEDFORD ROAD, MT. KISCO, NY              10549
- ------------------------------------              -----
(Address of principal executive offices)       (Zip Code)


(Registrant's telephone number, including area code)  (914)242-7700
                                                       ------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.             Yes   X    No_____
                                      -----

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

                              INDEX
                             -------

PART I.  FINANCIAL INFORMATION                         PAGE NO.
- ------------------------------                         --------

Consolidated Balance Sheets -
June 30, 1995 and December 31, 1994........................1-2

Consolidated Statements of Earnings -
Three Months Ended June 30, 1995 and 1994..................3

Consolidated Statements of Earnings -
Six Months Ended June 30, 1995 and 1994....................4

Consolidated Statement of Partners' Equity -
Six Months Ended June 30, 1995.............................5

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 1995 and 1994....................6-7

Notes to Consolidated
Financial Statements.......................................8-13

Management's Discussion and
Analysis of Financial Condition
and Results of Operations.................................13-18


PART II.  OTHER INFORMATION...............................18-19
- ---------------------------

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

                        PART I. FINANCIAL INFORMATION
                        -----------------------------


The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.


                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------


                                     JUNE 30,        DECEMBER 31,
                                       1995             1994
                                   -----------       ------------
                                   (unaudited)
ASSETS

Real estate leased to others:
  Accounted for under the financing
    method                          $287,159,406      $314,260,786
  Accounted for under the operating
    method, net of
    accumulated depreciation         123,736,090       123,438,444
Cash and cash equivalents            152,549,464        18,615,572
Hotel operating properties,
    net of accumulated depreciation   13,426,673        13,654,442
Mortgages receivable                   7,801,161         8,301,090
Construction in progress              10,847,598         6,681,333
Receivables and other assets           4,958,305         5,373,553
Debt placement costs,
   net of accumulated amortization      1,897,602        2,130,003
Property held for sale                    344,050          412,717
                                     ------------     ------------

          TOTAL                      $602,720,349     $492,867,940
                                     ============     ============



             See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

            CONSOLIDATED BALANCE SHEETS  - CONTINUED

                                     JUNE 30,        DECEMBER 31,
                                       1995             1994
                                   -----------       ------------
                                   (unaudited)

LIABILITIES

Mortgages payable                    $160,210,995     $174,095,697
Senior indebtedness                    33,923,329       45,231,106
Accounts payable, accrued expenses
  and other liabilities                 6,959,952        6,496,410
Deferred income                         3,526,296        3,637,398
Construction loans payable              9,654,697        2,393,954
Distributions payable                   1,714,739        1,776,482
                                    -------------     ------------

   Total liabilities                  215,990,008      233,631,047
                                    -------------     ------------

Commitments and Contingencies
(Notes 1 and 3)

PARTNERS' EQUITY

Limited partners:
  Preferred units, $10 liquidation
    preference, 5% cumulative pay-in-
    kind redeemable; 4,200,000
    authorized, 1,975,640 issued and
    outstanding                        20,003,355            -

  Depositary units; 26,850,000
    authorized; 25,666,640 and
    13,812,800 outstanding
    as of June 30, 1995 and
    December 31, 1994                 369,992,354      265,039,380

General partner                         7,918,497        5,381,378

Treasury units at cost:
   1,037,200 depositary units as
   of June 30, 1995 and
   December 31, 1994                  (11,183,865)     (11,183,865)

Total partners' equity (Note 8)       386,730,341      259,236,893

              TOTAL                  $602,720,349     $492,867,940
                                     ============     ============


         See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

               CONSOLIDATED STATEMENTS OF EARNINGS
               -----------------------------------
                         (UNAUDITED)


                                    THREE MONTHS ENDED JUNE 30,
                                   ----------------------------
                                       1995             1994
                                   -----------       ------------

Revenues:
  Interest income:
    Financing leases                $7,663,377       $ 7,971,236
    Other                            2,112,900           407,554
  Rental income                      4,840,488         4,807,483
  Hotel operating income             2,268,040         1,969,583
  Other income                         348,977             -
                                    ----------      ------------
                                    17,233,782        15,155,856
                                    ==========      ============
Expenses:
  Interest expense                   5,088,209         5,744,006
  Depreciation and amortization      1,308,913         1,152,138
  General and administrative
    expenses                           659,630           654,616
  Property expenses                    980,013           904,063
  Hotel operating expenses           1,860,847         1,671,351
                                    ----------       -----------

                                     9,897,612        10,126,174
                                    ----------       -----------
Earnings before property
  transactions                       7,336,170         5,029,682
Provision for loss on real estate            -          (237,000)
(Loss) gain on sales and
  disposition of real estate           (84,791)        2,235,836
                                     ----------       ----------
NET EARNINGS                       $ 7,251,379       $ 7,028,518
                                   ===========       ===========
Net earnings attributable to:
  Limited partners                 $ 7,107,077       $ 6,888,650
  General partner                      144,302           139,868
                                   -----------       -----------

                                   $ 7,251,379       $ 7,028,518
                                   ===========       ===========
Net earnings per limited
  partnership unit (Note 9)        $       .25       $       .50
                                   ===========       ===========
Weighted average limited partnership
  units and equivalent partnership
  units outstanding                 28,191,069        13,812,800
                                   ===========       ===========


             See notes to consolidated financial statements

               CONSOLIDATED STATEMENTS OF EARNINGS
               -----------------------------------
                         (UNAUDITED)


                                     SIX MONTHS ENDED JUNE 30,
                                   ----------------------------
                                       1995             1994
                                   -----------       ------------

Revenues:
  Interest income:
    Financing leases                $15,399,250       $16,231,440
    Other                             2,711,809           812,899
  Rental income                       9,521,069         9,232,751
  Hotel operating income              5,451,592         4,821,702
  Other income                          348,977              -
                                     33,432,697        31,098,792

Expenses:
  Interest expense                   10,344,562        11,829,880
  Depreciation and amortization       2,560,881         2,313,039
  General and administrative
    expenses                          1,314,808         1,271,781
  Property expenses                   1,930,988         1,862,125
  Hotel operating expenses            3,790,954         3,561,701
                                     ----------        ----------
                                     19,942,193        20,838,526
                                     ----------        ----------
Earnings before property
  transactions                       13,490,504        10,260,266
Provision for loss on real estate         -              (312,000)
Gain on sales and
  disposition of real estate          4,236,502         3,600,157
                                     ----------        ----------

NET EARNINGS                        $17,727,006       $13,548,423
                                    ===========       ===========

Net earnings attributable to:
  Limited partners                  $17,374,239       $13,278,809
  General partner                       352,767           269,614
                                    -----------       -----------

                                    $17,727,006       $13,548,423
                                    ===========       ===========
Net earnings per limited
  partnership unit (Note 9)         $       .73       $        .96

Weighted average limited
  partnership units and equivalent
  partnership units outstanding
  and subscribed                     26,782,521        13,812,800
                                    ===========        ==========

         See notes to consolidated financial statements

   AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995







           CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                 Six Months Ended June 30, 1995
                           (unaudited)
                    GENERAL        LIMITED PARTNERS' EQUITY

                                   ------------------------
                    PARTNER'S      DEPOSITARY     PREFERRED
                    EQUITY         UNITS          UNITS
                    ---------      ----------     ---------
Balance -
 December 31, 1994  $5,381,378     $265,039,380   $     -

Net earnings           352,767       17,374,239         -

Rights offering            -         88,903,800    19,756,400

Expenses of
 Rights Offering       (21,890)      (1,078,110)        -

Capital contribution 2,206,242            -             -

Pay-in-kind
  distribution               -         (246,955)      246,955
                     ----------      ----------    ----------

Balance -
  June 30, 1995     $7,918,497     $369,992,354   $20,003,355

(CONTINUED)


                    DEPOSITARY     TOTAL
                    UNITS HELD     PARTNERS'
                    IN TREASURY    EQUITY
                    -----------    ---------

Balance -
 December 31, 1994 $(11,183,865)   $386,730,341

Net earnings             -           17,727,006

Rights offering          -          108,660,200

Expenses of
 Rights Offering         -           (1,100,000)

Capital
 contribution            -            2,206,242

Pay-in-kind
 distribution            -                 -

                    -----------     -----------
                   $(11,183,865)   $259,236,893


              See notes to consolidated financial statements

   AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995


                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

[CAPTION]
                                     SIX MONTHS ENDED JUNE 30,
                                   ----------------------------
                                       1995             1994
                                   -----------       ------------
                                   [C]               [C]
[S]

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                      $ 17,727,006      $13,548,423
  Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization      2,560,881        2,313,039
    Amortization of deferred income      (13,109)         (13,109)
    Gain on sales and
     disposition of real estate       (4,236,502)      (3,600,157)
    Provision for loss on real estate       -             312,000
    Changes in:
     Decrease in deferred income          (1,820)            -
     (Increase) decrease in
      receivables and other assets      (208,661)          45,375
     Increase (decrease) in
      accounts payable and accrued
       expenses                          431,127         (215,693)
                                        --------       -----------

   Net cash provided by
    operating activities               16,258,922       12,389,878
                                       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from the sale and
   disposition of real estate          17,372,390        9,072,666
  Principal payments received on
   leases accounted for under the
   financing method                     3,628,412        3,283,092
  Principal receipts on mortgages
   receivable                             147,264          134,646
  Property acquisitions                (3,043,889)            -
  Capitalized expenditures for
   real estate                           (446,877)        (320,986)
  Construction in progress             (8,567,596)      (3,658,556)
  Balloon payment of mortgage
   receivable                                 -          1,392,650
                                       -----------      ----------

      Net cash provided by
       investing activities             9,089,704        9,903,512

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
    Proceeds from Rights Offering     110,866,442             -
    Expenses of the Rights Offering      (463,885)            -
    Distributions to partners             (61,743)      (1,794,741)
  Mortgages payable:
    Increase in mortgages payable       9,800,000           82,931
    Periodic principal payments        (4,581,232)      (4,577,348)
    Balloon payments                   (2,935,835)      (5,294,884)
    Increase in construction loans
     payable                            7,260,743             -
    Debt placement costs                    8,553         (244,302)
  Senior debt principal payment       (11,307,777)     (10,000,000)
                                      -----------      ------------
    Net cash provided by (used in)
      financing activities            108,585,266      (21,828,344)
                                      -----------      ------------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                  133,933,892          465,046
CASH AND CASH EQUIVALENTS,
  beginning of period                  18,615,572        14,932,560
CASH AND CASH EQUIVALENTS, end of
  period                             $152,549,464       $15,397,606
                                     ============       ===========
                           Continued.....

   AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995


                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited) - Continued

                                     SIX MONTHS ENDED JUNE 30,
                                   ----------------------------
                                       1995             1994
                                   -----------       ------------

SUPPLEMENTAL INFORMATION:
  Cash payments for interest        $ 10,437,943      $11,909,648

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
  Property acquired in satisfaction
   of mortgages:
    Addition to property accounted
     for under the operating method $    256,492      $ 6,660,065
    Addition to property held for sale         -          300,530
    Decrease in mortgages receivable    (365,774)      (9,083,588)
    Decrease in deferred income          109,282        2,122,993
                                    ------------      ------------
                                    $      -          $     -
                                     ===========       ===========

Reclassification of real estate:
    From property accounted for
     under the financing method     $      -           $(2,436,929)
    To property held for sale              -             2,678,177
    From construction in progress     (4,195,158)            -
    To operating lease                 4,195,158             -
    From operating lease                   -              (241,248)
                                    ------------       ------------
                                    $      -           $     -
                                     ===========        ===========


Reclassification - Other:
  From receivables and
   other assets                     $   (544,761)      $     -
  To expenses of Rights Offering         544,761             -
                                     ------------       ----------
                                    $      -           $     -
                                     ============       ==========




                  See notes to consolidated financial statements

   AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)


1. GENERAL
- ----------

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1994.

The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
- ----------------------------------------------------------------

a. From the commencement of the Exchange through June 30, 1995, the Company (i) sold or disposed of an aggregate of 131 properties of the Predecessor Partnerships for an aggregate amount of approximately $66,175,000 net of associated indebtedness which encumbered such properties at the consummation of the Exchange and
(ii) refinanced 25 Predecessor Partnerships' properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $110,606,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $101,652,000. Sixteen acquisitions have been made since the commencement of the Exchange, including two joint ventures entered into in 1994 to develop two apartment complexes, for an aggregate investment of approximately $56,000,000. Reinvestment incentive fees of approximately $354,000 have previously been paid to the General Partner, and approximately $110,000 are payable to the General Partner for the 1994 acquisitions (two joint venture investments) upon completion of the projects (see note 5). One property has been acquired in 1995. A reinvestment incentive fee of approximately $15,000 may be payable to the General Partner with respect to this property. The General Partner will be entitled to receive this fee plus similar fees with respect to other properties acquired during the remainder of 1995 provided that the subordination requirements that are presently being met, are met as of December 31, 1995 (see note 5).

b. The Company and certain affiliates entered into an agreement with the third-party landlord of its leased executive office space. The agreement provides for the Company and these affiliates to relocate their offices to an adjacent building also owned by the landlord.

Subject to certain conditions, it is anticipated that the Company will enter into a lease, expiring in 2001, for approximately 8,000 square feet of office space, at an annual rental of $153,000. The Company anticipates subletting a portion of such space to certain affiliates subject to approval by the Audit Committee.

The current lease, which will be terminated, also expires in 2001, and provides for approximately 6,900 square feet at an annual rental of $155,000.

In addition, if certain scheduling requirements are met by the Company and these affiliates, the landlord will make a relocation payment of $350,000, which will be allocated between the Company and these affiliates, subject to approval by the Audit Committee.

3.    COMMITMENTS AND CONTINGENCIES
- -----------------------------------

a. On July 31, 1992, Chipwich, Inc. ("Chipwich") parent of Peltz Food Corporation, a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Chipwich then filed a motion for rejection of the lease and pursuant to an order of the Bankruptcy Court, the

   AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995


lease was rejected on September 29, 1992. There is a guarantor of the lease and the Company has reached an agreement in principle to settle its claim against the guarantor. The guarantor has agreed, subject to entering into a written agreement, to pay the Company $2,200,000 in full satisfaction of its leasehold obligation. Upon completion of the agreement and receipt of the settlement funds, a net gain of approximately $1,000,000 will be recognized. At June 30, 1995, the property has a carrying value of approximately $920,000 and is encumbered by a nonrecourse mortgage payable of approximately $302,000.

b. On January 26, 1993, Be-Mac Transport Company, Inc. ("Be-Mac"), a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Be-Mac then filed a motion for rejection of the lease and pursuant to an order of the Bankruptcy Court, the lease was rejected on February 24, 1993. There was a guarantor of the lease and the Company settled its unsecured proof of claim for $377,000. As a result, $377,000 of "Other income" was recognized in the three and six month periods ended June 30, 1995. The Company re-let the property effective March 1, 1994 at an annual rental of $120,000. At June 30, 1995, the property has a carrying value of approximately $938,000 and is unencumbered by any mortgage.

c. On June 30, 1995, the Company held a mortgage note receivable in the principal amount of approximately $258,000 which is in default. The mortgage encumbers one property together with a collateral assignment of the ground lease and rent. The property is tenanted by Gino's. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of this property. The tenant remained current in its lease obligations. As of June 30, 1995, the Company has commenced foreclosure action on this property located in Pennsylvania. No gain or loss is anticipated upon foreclosure because the estimated fair value of the property exceeds its carrying value.

During the three months ended June 30, 1995, the Company completed foreclosure actions on three properties (one in Pennsylvania and two in New Jersey), tenanted by Gino's and Foodarama. As a result, real estate with a carrying value of approximately $256,000 was recorded. No gain or loss was incurred upon foreclosure as the estimated fair value of the properties exceeds their carrying value.

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

e. On January 25, 1995, the Grand Union Company, a tenant leasing eight properties owned by the Company, filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. These eight properties' annual rentals total approximately $1,450,000 (including two properties which are sub-let, representing

   AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995


approximately $58,000 in annual rentals). The tenant is current in its obligations under the leases with the exception of approximately $43,000 representing pre-petition real estate taxes on four of the eight properties. The Company anticipates being reimbursed for such amount. The tenant rejected the lease on one property located in Waterford, NY effective July 31, 1995 by order of the Bankruptcy Court on June 6, 1995. The annual rent for this property is approximately $103,000, its carrying value at June 30, 1995 is approximately $1,045,000 and it is unencumbered by any mortgage. In June 1995, the tenant emerged from Bankruptcy. The tenant affirmed five of the seven remaining leases and allowed the two sub-let properties' leases to remain in effect. At June 30, 1995, the carrying value of these seven properties is approximately $11,337,000. One of these properties is encumbered by a nonrecourse mortgage payable of approximately $4,716,000. The Company has filed a proof of claim with the Bankruptcy Court for the rejected lease.

f. On June 23, 1995, Bradlees Stores, Inc., a tenant leasing four properties owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rentals for these four properties is approximately $1,320,000. The tenant is current in its obligations under the leases. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court. There are existing assignors who are still obligated to fulfill all of the terms and conditions of the leases.

At June 30, 1995, the carrying value of these four properties is approximately $7,703,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $2,169,000.

4. PROPERTY HELD FOR SALE
- -------------------------

At June 30, 1995, the Company owned three properties that were being actively marketed for sale. At June 30, 1995, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate net realizable value of the properties is estimated to be approximately $344,000.

5. SIGNIFICANT PROPERTY TRANSACTIONS
- ------------------------------------

a. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

     1. The first joint venture, formed as an Alabama Limited Liability Company, is developing a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, which owns a seventy percent (70%) majority interest in the joint venture, contributed $1,750,000 in June 1994 and the co-venturer contributed $250,000. As of June 30, 1995, $250,000 representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. The co-venturer will be credited with $500,000 of additional capital in lieu of receiving a general contractor's fee. Distributions will be made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $8,760,000, which can be increased by $100,000, and is guaranteed by the co-venturer and personally by its principals. The Company has approved approximately $290,000 of additional improvements and upgrades. Such additional costs will be funded by partners' capital contributions in accordance with their pro rata partnership interests. As of June 30, 1995, approximately $140,000 has been funded by the Company. The development costs are expected to total approximately $11,650,000. As of June 30, 1995, approximately $9,929,000 of development costs have been incurred, including the acquisition of land valued at approximately $1,138,000. Construction loan funding at June 30, 1995 is approximately $6,858,000. As of June 30, 1995, 152 rental units were completed and

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

available for occupancy with 110 of these units leased. Project completion is scheduled for September 1995. An affiliate of the Company's co-venturer is managing the property. Net rental operations to date have resulted in a loss of approximately $103,000 including approximately $72,000 of depreciation before consideration of the co-venturer's minority interest in such loss of approximately $31,000.

A reinvestment incentive fee of approximately $40,000 will be due the general partner upon completion of the project (see note 2).

     2. The second joint venture, a Delaware limited partnership, is developing a 288 unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). The Company, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $4,022,000 as of June 30, 1995 and is a limited partner. The Company has fulfilled its contribution obligation. The co-venturer is the general partner and has a limited partner interest. The Company is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of June 30, 1995, approximately $7,532,000 of development costs have been incurred, including the acquisition of land valued at $1,600,000. Construction loan funding at June 30, 1995 is approximately $2,797,000. The first units are expected to be available for occupancy on or about September 1995 and project completion is presently scheduled for May 1996. An affiliate of the Company's co-venturer will manage the property.

A reinvestment incentive fee of approximately $70,000 will be due the Company's general partner upon completion of the project (see note 2).

b. On February 1, 1995, the Penske Corp. exercised its purchase option on three properties leased from the Company (two in New Jersey and one in New York). The selling price was approximately $4,535,000 and a gain of approximately $1,011,000 was recognized in the six months ended June 30, 1995. Each property was encumbered by first and second mortgages which totalled approximately $1,162,000 and which were paid from the sales proceeds.

c. On March 24, 1995, the Company sold the property tenanted by Pace Membership Warehouse, Inc. in Taylor, Michigan. The selling price was $9,300,000 and a gain of approximately $3,310,000 was recognized in the six months ended June 30, 1995. The property was encumbered by a nonrecourse mortgage payable of approximately $4,346,000 which the purchaser assumed.

d. On May 18, 1995, the Company purchased approximately 248 acres of partially improved land located in Armonk, New York. The purchase price was approximately $3,044,000. The Company intends to construct approximately 45 to 50 single-family detached luxury homes subject to subdivision and other required approvals. No material development costs have yet been incurred.
A reinvestment incentive fee of approximately $15,000 may be due the Company's general partner (see note 2).

e. On June 28, 1995, General Signal Technology Corporation, a tenant of a property located in Andover, Massachusetts exercised its rights under the lease to purchase the property. The selling price was approximately $19,857,000 and a loss of approximately $125,000 was recognized in the three and six months ended June 30, 1995. The property was encumbered by two nonrecourse mortgages payable which totalled approximately $10,718,000 and were paid from the sales proceeds.

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995


6. MORTGAGES PAYABLE
- --------------------

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

7. DISTRIBUTIONS PAYABLE
- ------------------------

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

8. RIGHTS OFFERING
- ------------------

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

High Coast acted as guarantor for the Rights Offering and is an affiliate of Carl C. Icahn, ("Icahn"), the Chairman of American Property Investors, Inc., ("API"), the general partner of the Company. API is also the general partner of the guarantor and the two limited partners are affiliates of and are controlled by Icahn. Pursuant to its subscription guaranty, High Coast oversubscribed for a total of 9,343,998 Depositary Units and 1,557,333 Preferred Units. As a result, the Rights Offering was fully subscribed. The proceeds received by the Company, after

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

deduction of expenses of approximately $1.1 million incurred by the Company in connection with the Rights Offering, were approximately $107.6 million.

In addition, in accordance with the terms of the Company's and its subsidiary's partnership agreements, API was required to contribute $2,206,242 in order to maintain its aggregate 1.99% general partnership interest.

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

As of August 8, 1995 High Coast owns 1,720,688 Preferred Units and 11,731,196 Depositary Units.

9. EARNINGS PER SHARE
- ---------------------

Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. The earnings per share calculation for the six months ended June 30, 1995 assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of the year. Also with respect to the six months ended June 30, 1995 calculation, net income has been increased by approximately $2,100,000, in accordance with the modified treasury stock method. The dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units. (See note 8).

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

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

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

As a consequence of the foregoing, the Company decided to raise funds through the Rights Offering to increase its assets available for investment, take advantage of real estate investment opportunities, further diversify its portfolio and mitigate against the impact of potential lease expirations. The Rights Offering was successfully completed during April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes. In order to enhance the Company's investment portfolio (and ultimately its asset values and cash flow prospects), the Company is seeking to acquire investments in undervalued properties, including commercial properties, land parcels, residential development projects and non-performing loans. Such properties may not be generating a positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow.

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

RESULTS OF OPERATIONS
- ---------------------
- ---------------------

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1994

Gross revenues increased by approximately $2,078,000, or 13.7%, during the three months ended June 30, 1995 as compared to the same period in 1994. This increase reflects approximate increases of $1,705,000, or 418.4%, in other interest income, $349,000, in other income, $299,000, or 15.2%, in hotel operating income, and $33,000 in rental income partially offset by a decrease of approximately $308,000, or 3.9%, in financing lease income. The increase in other interest income is primarily due to an increase in the Company's short-term cash investments as a result of the receipt of the Rights Offering proceeds. The increase in other income is primarily due to the settlement of the Be-Mac bankruptcy claim.
The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. Due to the seasonal nature of the hotel properties, the hotel revenues for the three months ended June 30, 1995 are not necessarily indicative of subsequent quarterly results.

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

Expenses decreased by approximately $229,000, or 2.3%, during the three months ended June 30, 1995 compared to the same period in 1994. This decrease reflects a decrease of approximately $656,000, or 11.4%, in interest expense, partially offset by increases of approximately $189,000, or 11.3%, in hotel operating expenses, $76,000, or 8.4%, in property expenses and $157,000, or 13.6%, in depreciation and amortization. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to certain loan refinancings and repayments of maturing balloon debt obligations, including the Senior Unsecured Debt. The hotel expenses were generated from the hotels mentioned previously.

Earnings before property transactions increased during the three months ended June 30, 1995 by approximately $2,306,000 primarily due to increased interest income earned on the Rights Offering proceeds and decreased interest expense due to refinancings and repayments of maturing debt obligations.

Gain on property transactions decreased by approximately $2,321,000 during the three months ended June 30, 1995 as compared to the same period in 1994, due to the size and number of transactions.

During the three months ended June 30, 1995, the Company did not record a provision for loss on real estate as compared to a $237,000 provision in the comparable period of 1994.

Net earnings for the three months ended June 30, 1995 increased by approximately $223,000 as compared to the three months ended June 30, 1994. This increase was primarily due to increased interest income and decreased interest expense, largely offset by the decrease in gain from the sale of real estate. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the three months ended June 30, 1995 are not necessarily indicative of subsequent quarterly results.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE
30, 1994
Gross revenues increased by approximately $2,334,000, or 7.5%, during the six months ended June 30, 1995 as compared to the same period in 1994. This increase reflects approximate increases of $1,899,000, or 233.6%, in other interest income, $630,000, or
13.1%, in hotel operating income, $349,000 in other income, and $288,000, or 3.1%, in rental income, partially offset by a decrease of approximately $832,000, or 5.1%, in financing lease income. The increase in other interest income is primarily due to an increase in the Company's short-term cash investments as a result of the receipt of the Rights Offering proceeds. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. The increase in other income is primarily due to the settlement of the Be-Mac bankruptcy claim. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. Due to the seasonal nature of the hotel properties, the hotel revenues for the six months ended June 30, 1995 are disproportionately higher than those expected for the remainder of 1995.

Expenses decreased by approximately $896,000, or 4.3%, during the six months ended June 30, 1995 compared to the same period in 1994. This decrease reflects a decrease of approximately $1,485,000, or 12.6%, in interest expense, partially offset by increases of approximately $248,000, or 10.7%, in depreciation and amortization, $229,000, or 6.4%, in hotel operating expenses, $69,000, or 3.7%, in property expenses and $43,000, or 3.4%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to certain loan refinancings and repayments of maturing balloon debt obligations, including the Senior Unsecured Debt. The hotel expenses were generated from the hotels mentioned previously.

Earnings before property transactions increased during the six months ended June 30, 1995 by

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

approximately $3,230,000 primarily due to increased interest income earned on the Rights Offering proceeds and decreased interest expense due to refinancings and repayments of maturing debt obligations.

Gain on property transactions increased by approximately $636,000 during the six months ended June 30, 1995 as compared to the same period in 1994, due to the size and number of transactions.

During the six months ended June 30, 1995, the Company did not record a provision for loss on real estate as compared to a $312,000 provision in the comparable period of 1994.

Net earnings for the six months ended June 30, 1995 increased by approximately $4,179,000 as compared to the six months ended June 30, 1994. This increase was primarily due to increased interest income and gains from the sale of real estate and decreased interest expense and provision for loss on real estate. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the six months ended June 30, 1995 are expected to be significantly higher than the remainder of 1995.

CAPITAL RESOURCES AND LIQUIDITY

Generally, the cash needs of the Company for day-to-day operations have been satisfied from cash flow generated from current operations. The cash flow generated from day-to-day operations (before payment of maturing debt obligations) has decreased in recent years, although it improved in 1994 and is continuing to improve in 1995 due to among other things the acquisition and foreclosure of certain operating properties and the repayment of debt. The Company has had to apply a larger portion of its cash flow to the repayment of maturing debt obligations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes and non-recurring other income) plus principal payments received on financing leases as well as principal receipts on mortgages receivable reduced by periodic principal payments on mortgage debt.

The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 40% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1995, seventeen leases covering twenty-six properties and representing approximately $996,000 in annual rentals are scheduled to expire. The Company anticipates that thirteen of these twenty-six properties originally representing approximately $656,000 in annual rental income have been or will be re-let or renewed for approximately $671,000 in annual rentals. Twelve properties, with an approximate annual rental income of $318,000, will be marketed for sale or lease when the current lease terms expire. One property with an annual rental of approximately $22,000 was sold in 1995.

There were no distributions due to Unitholders for the six months ended June 30, 1995. Distributions paid during the six months ended June 30, 1995 totalled approximately $62,000, representing distributions due to Unitholders who exchanged their limited partner interests during 1995. There were no distributions due to Unitholders for the six months ended June 30, 1994. Distributions paid during the six months ended June 30, 1994 totalled approximately $1.8 million, representing distributions due to Unitholders for the fourth quarter of 1993 and to Unitholders who exchanged their limited partner interests during 1994.

During the six months ended June 30, 1995 the Company generated approximately $14.8 million in cash flow from day-to-day operations which includes approximately $1.5 million in interest earned on the Rights Offering proceeds which will be retained for future acquisitions. During the comparable period of 1994, the Company generated approximately $11.4 million in cash flow from day-to-day operations.

Capital expenditures for real estate, excluding new acquisitions, were approximately $447,000 during the six months ended June 30, 1995. During the comparable period of 1994, there were approximately $321,000 of such expenditures.

In 1995 and 1996, the Company has approximately $11.3 million of principal payments due each year on its Senior Unsecured Debt and approximately $5.7 million and $16.9 million of maturing balloon mortgages due, respectively. During the six months ended June 30, 1995, approximately $14.2 million of balloon mortgages were repaid out of the Company's cash flow, including the scheduled payment due on the Company's Senior Unsecured Debt. During the comparable period of 1994, approximately $15.3 million of balloon mortgages were repaid out of the Company's cash flow, including the scheduled payment due on the Company's Senior Unsecured Debt. The Company will seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may be required to repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses. During the six months ended June 30, 1995, net cash flow after payment of maturing debt obligations and capital expenditures was negative by approximately $1.5 million excluding the $1.5 million of interest earned on the Rights Offering proceeds which will be retained for acquisitions. The Company's operating cash reserves are approximately $11.5 million at June 30, 1995.

Due to certain timing issues and payments due on maturing debt obligations, including the Company's annual installment on the Senior Unsecured Debt, cash flow for the second quarter of 1995 was negative, thereby requiring the use of reserves. As a result, the Company does not anticipate the payment of cash distributions to holders of Depositary Units in the near future. Rights Offering proceeds and related interest income will be invested in undervalued properties, including commercial properties, land parcels, residential development projects and non-performing loans.

The Company has significant maturing debt requirements under the Note Agreements. As of June 30, 1995, the Company has $33,923,330 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, the Company is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. Under the terms of the Note Agreements, the Company deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994 and 1995, the Company repaid $10 million and $11.3 million, respectively, of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due annually from 1996 through the final payment date of May 27, 1998. As of June 30, 1995, the Company was in compliance with the terms of the Note Agreements.

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

The Note Agreements contain certain prepayment penalties which the Company would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of August 1, 1995 the premium required in order to prepay the Note Agreement in full would have been approximately $2,360,000. Subject to negotiating favorable terms the Company may prepay in full the Senior Unsecured Debt. Prepayment would release the Company from certain covenants which restrict its operating and investment activities, including, among others, covenants relating to the level

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995

of net annual rentals from unencumbered properties and the ability to create liens and incur additional debt.

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $17.4 million in the six months ended June 30, 1995. During the comparable period of 1994, sales proceeds totalled approximately $10.4 million, including $1.4 million of net proceeds from a balloon payment of a mortgage receivable. During the six months ended June 30, 1995, the Company received $9.8 million of mortgage proceeds from the financing of its two apartment complexes located in Lexington, Kentucky. The Company intends to use property sales, financing and refinancing proceeds for new investments. In addition, the Company successfully completed its Rights Offering in April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes.

The Company entered into two joint ventures with unaffiliated co-venturers in June 1994 for the purpose of developing luxury garden apartment complexes in Hoover, Alabama, and Cary, North Carolina. In the year ended December 31, 1994, the Company invested approximately $5,500,000 in these joint ventures. During the six months ended June 30, 1995, the Company invested approximately an additional $470,000. In May 1995, the Company acquired approximately 248 acres of land for approximately $3,044,000. The company intends to develop and construct 45 to 50 single-family detached luxury homes on this land.

The Company's cash and cash equivalents increased by approximately $133.9 million during the six months ended June 30, 1995, primarily due to rights offering proceeds, and the interest earned thereon, of $112.4 million, sales proceeds net of property acquisitions of approximately $14 million, financing proceeds of approximately $9.8 million, partially offset by the negative net cash flow of approximately $1.5 million for the six months ended June 30, 1995. These funds are being retained for investment in undervalued properties including commercial properties, land parcels, residential development projects and non-performing loans.

The Company announced in 1987 its intention to purchase up to one million Units. On June 16, 1993 the Company announced it had increased the unit repurchase program to 1,250,000 units. As of June 30, 1995, the Company had purchased 1,037,200 Units at an aggregate cost of approximately $11,184,000, and the Company may from time to time acquire additional Units.

                      Part II.  Other information
                      -------

Item 1.   Legal Proceedings
          -----------------

In August 1994, three class action complaints against the Company were filed with the Delaware Court of Chancery, New Castle County, in connection with the Rights Offering, Allan Haymes, I.R.A v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl C. Icahn and Steven Yavers v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl C. Icahn and Wilbert Schoomer v. American Real Estate Partners, L.P, American Property Investors, Inc. and Carl C. Icahn (the "Complaints"). The Complaints have all been consolidated. The Complaints claim defendants have breached fiduciary and common law duties owed to plaintiffs and plaintiffs' class by self dealing and failing to disclose all relevant facts regarding the Rights Offering, and seek declaratory and injunctive relief declaring the action is properly maintainable as a class action, declaring the defendants have breached their fiduciary and other duties, enjoining the Rights Offering, ordering defendants to account for all damages suffered by the class for alleged acts and transactions and awarding further relief as the court deems appropriate. On April 7, 1995, defendants moved to dismiss the consolidated complaint as moot. On July 28, 1995, the parties submitted a stipulation of dismissal agreeing to dismiss the action as moot. The plaintiffs have reserved their right to make application to the Court for fees and expenses.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

      (a) Financial Data Schedule is attached hereto as Exhibit EX-
27

        EXHIBIT INDEX

     Exhibit    Description
     -------    -----------

     EX-27      Financial Data Schedule

    (b) Reports on Form 8-K

          None

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995


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


                              AMERICAN REAL ESTATE PARTNERS, L.P.
                              By: American Property Investors, Inc.
                                  General Partner



                                  -------------------------------
                                  John P. Saldarelli
                                  Treasurer
                                  (Principal Financial Officer
                                   and Principal Accounting
                                   Officer)


Date:  August 9, 1995

AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1995




                                    SIGNATURES
                                    ----------

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



Date:   August 9, 1995