Form 10-Q
period 1995-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1995-11-15
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(Mark One)


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      September 30, 1995
				    ------------------

                         OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to __________________


                 Commission file number    1-9516


                    American Real Estate Partners, L.P.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          Delaware                            13-3398766
----------------------------------  -----------------------------------
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


100 South Bedford Road, Mt. Kisco, NY                             10549
-------------------------------------			          -----
(Address of principal executive offices)                       (Zip Code)


(Registrant's telephone number, including area code)       (914) 242-7700
							   --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.             Yes   X    No
				      -----     ------

                                     INDEX
				     -----


      PART I.  FINANCIAL INFORMATION                                 Page No.
      ------------------------------                                 --------


      Consolidated Balance Sheets -
      September 30, 1995 and December 31, 1994........................1-2

      Consolidated Statements of Earnings -
      Three Months Ended September 30, 1995 and 1994....................3

      Consolidated Statements of Earnings -
      Nine Months Ended September 30 1995 and 1994......................4

      Consolidated Statement of Partners' Equity -
      Nine Months Ended September 30, 1995..............................5

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1995 and 1994......................6-7

      Notes to Consolidated
      Financial Statements...............................................8-14


      Management's Discussion and
      Analysis of Financial Condition
      and Results of Operations.........................................14-19


      PART II.  OTHER INFORMATION.......................................19-20

                              PART I. FINANCIAL INFORMATION
 			      -----------------------------


The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                               CONSOLIDATED BALANCE SHEETS


                                             September 30,       December 31,
                                                1995                1994
                                             -------------       ------------
		                              (unaudited)
      ASSETS

      Real estate leased to others:
        Accounted for under the financing
          method                              $284,486,254       $314,260,786
        Accounted for under the operating
          method, net of
          accumulated depreciation             127,848,162        123,438,444
      Cash and cash equivalents                153,417,795         18,615,572
      Mortgages and note receivable             15,128,938          8,301,090
      Hotel operating properties,
          net of accumulated depreciation       13,448,700         13,654,442
      Receivables and other assets               8,278,980          5,373,553
      Construction in progress                   8,119,503          6,681,333
      Debt placement costs,
          net of accumulated amortization        1,969,014          2,130,003
      Property held for sale                       706,929            412,717
					      ------------       ------------

            TOTAL                             $613,404,275       $492,867,940


                  See notes to consolidated financial statements

                        CONSOLIDATED BALANCE SHEETS  - Continued

                                              September 30,      December 31,
                                                  1995              1994
					      -------------      -----------
                                                (unaudited)
      LIABILITIES

      Mortgages payable                       $157,338,916       $174,095,697
      Senior indebtedness                       33,923,329         45,231,106
      Construction loans payable                13,738,097          2,393,954
      Accounts payable, accrued expenses
        and other liabilities                    6,929,146          6,496,410
      Deferred income                            3,525,386          3,637,398
      Distributions payable                      1,688,416          1,776,482
					       -----------        -----------

        Total liabilities                      217,143,290        233,631,047
					       -----------        -----------

      Commitments and Contingencies
      (Notes 1 and 3)

      PARTNERS' EQUITY

      Limited partners:
        Preferred units, $10 liquidation
         preference, 5% cumulative pay-in-
         kind redeemable; 4,200,000
         authorized, 1,975,640 issued and
         outstanding                            20,250,310            -

        Depositary units; 26,850,000
         authorized; 25,666,640 and
         13,812,800 outstanding
         as of September 30, 1995 and
         December 31, 1994                     379,086,383        265,039,380

      General partner                            8,108,157          5,381,378

      Treasury units at cost:
         1,037,200 depositary units as
         of September 30, 1995 and
         December 31, 1994                     (11,183,865)       (11,183,865)

        Total partners' equity (Note 8)        396,260,985        259,236,893
					      ------------        -----------

              TOTAL                           $613,404,275       $492,867,940
					      ============       ============


                     See notes to consolidated financial statements

                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (unaudited)

                                             Three Months Ended September 30,
					     --------------------------------
                                                 l995              1994
					     ------------     ---------------
      Revenues:
        Interest income:
          Financing leases                    $7,067,897      $ 7,884,402
          Other                                2,696,737          249,778
       Rental income                           4,991,946        4,784,287
        Hotel operating income                 2,009,954        1,831,923
        Other income                           2,478,785             -
					      ----------       ----------

                                              19,245,319       14,750,390
					      ----------       ----------
      Expenses:
        Interest expense                       4,507,040        5,487,214
        Depreciation and amortization          1,322,489        1,241,671
        General and administrative
          expenses                               716,138          700,866
        Property expenses                        892,237        1,245,869
        Hotel operating expenses               1,841,441        1,663,865
                                              ----------       ----------

                                               9,279,345       10,339,485
                                              ----------       ----------
      Earnings before property
        transactions                           9,965,974        4,410,905
      Provision for loss on real estate         (611,552)         (75,000)
      Gain on sales and disposition
        of real estate                           176,223          237,607
					     -----------      -----------

      NET EARNINGS                           $ 9,530,645      $ 4,573,512
					     ===========      ===========

      Net earnings attributable to:
        Limited partners                     $ 9,340,985      $ 4,482,499
        General partner                          189,660           91,013
					     -----------      -----------

                                             $ 9,530,645      $ 4,573,512
					     ===========      ===========
      Net earnings per limited
        partnership unit (Note 9)            $       .33      $       .32
					     ===========      ===========

      Weighted average limited partnership
        units and equivalent partnership
        units outstanding                     28,250,316       13,812,800
					     ===========      ===========


                   See notes to consolidated financial statements

                            CONSOLIDATED STATEMENTS OF EARNINGS
                                           (unaudited)

                                              Nine Months Ended September 30,
					      -------------------------------
                                                 l995            l994
					      ------------   ----------------
      Revenues:
        Interest income:
          Financing leases                    $22,467,147    $24,115,842
          Other                                 5,408,546      1,062,677
        Rental income                          14,513,015     14,017,037
        Hotel operating income                  7,461,546      6,653,625
        Other income                            2,827,762           -
					      -----------    -----------


                                               52,678,016     45,849,181
					      -----------    -----------
      Expenses:
        Interest expense                       14,851,602     17,317,094
        Depreciation and amortization           3,883,370      3,554,710
        General and administrative
          expenses                              2,030,946      1,972,646
        Property expenses                       2,823,225      3,107,994
        Hotel operating expenses                5,632,395      5,225,566
					      -----------    -----------

                                               29,221,538     31,178,010
					      -----------    -----------

      Earnings before property
        transactions                           23,456,478     14,671,171
      Provision for loss on real estate          (611,552)      (387,000)
      Gain on sales and
        disposition of real estate              4,412,724      3,837,764
					      -----------    -----------

   NET EARNINGS                               $27,257,650    $18,121,935
					      ===========    ===========

      Net earnings attributable to:
        Limited partners                      $26,715,223    $17,761,308
        General partner                           542,427        360,627
					      -----------    -----------

                                              $27,257,650    $18,121,935
					      ===========    ===========
      Net earnings per limited
        partnership unit (Note 9)             $      1.06   $       1.29
					      ===========    ===========

      Weighted average limited
     partnership units and equivalent
     partnership units outstanding
     and subscribed                            27,231,875    13,812,800
					      ===========    ===========

                      See notes to consolidated financial statements

                        CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                           Nine Months Ended September 30, 1995
                                       (unaudited)



                     General      Limited Partners' Equity     Depositary       Total
                     Partner`s    Depositary     Preferred     Units Held       Partners'
                     Equity          Units          Units      in Treasury      Equity
		     ------       -----------    ----------    ------------     ---------

Balance -
 December 31, 1994  $5,381,378   $265,039,380  $     -       $(11,183,865)   $259,236,893

Net earnings           542,427     26,715,223        -            -            27,257,650

Rights offering          -         88,903,800    19,756,400       -           108,660,200

Expenses of
Rights Offering        (21,890)    (1,078,110)        -           -            (1,100,000)

Capital
 contribution        2,206,242          -             -           -             2,206,242

Pay-in-kind
  distribution           -           (493,910)      493,910       -                 -
	           -----------     -----------   -----------  -------------   ------------

Balance -
  September 30, 1995    $8,108,157   $379,086,383  $ 20,250,310  $(11,183,865)   $396,260,985
			==========   ============  ============  =============   ============


                     See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                  Nine Months Ended September 30,
                                      					       ----------------------------------
                                                       1995            1994
                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                 $ 27,257,650      $18,121,935
  Adjustments to reconcile earnings to net
   cash provided by operating activities:
    Depreciation and amortization                 3,883,370        3,554,710
    Amortization of deferred income                 (19,663)         (19,663)
    Gain on sales and
     disposition of real estate                  (4,412,724)      (3,837,764)
    Provision for loss on real estate               611,552          387,000
    Changes in:
     Decrease in deferred income                     (2,730)          (2,730)
     Increase in receivables
      and other assets                           (3,572,080)        (301,706)
     Increase in accounts payable
      and accrued expenses                          345,877        2,425,610
					        -----------       ----------

      Net cash provided by
       operating activities                      24,091,252       20,327,392
					        -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in mortgages and note receivable      (7,397,365)            -
  Net proceeds from the sale and
   disposition of real estate                    18,186,937       10,311,469
   Principal payments received on leases
   accounted for under the financing method       5,400,265        4,975,192
  Principal receipts on mortgages receivable        223,407          204,264
  Property acquisitions                          (3,104,338)        (526,498)
  Capitalized expenditures for real estate         (722,155)      (1,244,426)
  Construction in progress                      (11,641,549)      (5,950,521)
  Balloon payment of mortgage receivable              -            1,392,649
					        -----------       ----------

      Net cash provided by
       investing activities                         945,202        9,162,129
					        -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
    Proceeds from Rights Offering               110,866,442             -
    Expenses of the Rights Offering                (468,380)            -
    Distributions to partners                       (88,066)      (1,839,468)
  Mortgages payable:
    Increase in mortgages payable                 9,800,000          282,931
    Periodic principal payments                  (6,756,450)      (6,907,589)
    Balloon payments                             (3,632,696)      (5,857,582)
    Increase in construction loans payable       11,344,143             -
    Debt placement costs                              8,553         (652,742)
  Senior debt principal payment                 (11,307,777)     (10,000,000)
					        -----------       ----------

    Net cash provided by (used in)
      financing activities                      109,765,769      (24,974,450)
					        -----------       ----------

NET INCREASE IN CASH
AND CASH EQUIVALENTS                            134,802,223        4,515,071
CASH AND CASH EQUIVALENTS, beginning of
  period                                         18,615,572       14,932,560
					        -----------       ----------
CASH AND CASH EQUIVALENTS, end of
  period                                       $153,417,795      $19,447,631
					       ============      ===========

                           Continued.....

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited) - Continued


                                          Nine Months  Ended September 30,
					  --------------------------------
                                              1995              1994
					  ------------       -------------
SUPPLEMENTAL INFORMATION:
  Cash payments for interest              $ 14,319,879       $15,877,347
					  ============       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
  Property acquired in satisfaction
   of mortgages:
    Addition to property accounted for
     under the operating method           $    256,492       $ 6,660,065
    Addition to property held for sale           -               300,530
    Decrease in mortgages receivable          (365,774)       (9,083,588)
    Decrease in deferred income                109,282         2,122,993
					  -------------      -----------

                                          $      -           $     -
  					  ============       ===========


  Reclassification of real estate:
    From financing lease                  $   (911,552)      $(2,436,929)
    To property held for sale                1,109,552         3,144,106
    From construction in progress          (11,184,623)            -
    To operating lease                      11,184,623           206,107
    From operating lease                      (198,000)         (913,284)
					  -------------      -----------

                                          $      -           $     -
					  ============       ===========


  Reclassification - Other:
    From receivables and
     other assets                         $   (544,761)      $     -
    To expenses of Rights Offering             544,761             -
					  -------------      -----------

                                          $      -           $     -
					  ============       ===========

                  See notes to consolidated financial statements

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
1. General
   -------

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1994.

The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Conflicts of Interest and Transactions with Related Parties
   -----------------------------------------------------------

a. From the commencement of the Exchange through September 30, 1995, the Company (i) sold or disposed of an aggregate of 133 properties of the Predecessor Partnerships for an aggregate amount of approximately $66,420,000 net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnerships' properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $110,851,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $102,582,000. Sixteen acquisitions have been made since the commencement of the Exchange, including two joint ventures entered into in 1994 to develop two apartment complexes, for an aggregate investment of approximately $56,000,000. Reinvestment incentive fees of approximately $354,000 have previously been paid to the General Partner, and approximately $110,000 are payable to the General Partner for the 1994 acquisitions (two joint venture investments) upon completion of the projects (see note 6). One property has been acquired in 1995. A reinvestment incentive fee of approximately $15,000 may be payable to the General Partner with respect to this property. The General Partner will be entitled to receive this fee plus similar fees with respect to other properties acquired during the remainder of 1995 provided that the subordination requirements that are presently being met, are met as of December 31, 1995 (see note 6).

b. The Company and certain affiliates of its General Partner entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for the Company and these affiliates to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, the Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. The prior lease, which was terminated, provided for approximately 6,900 square feet at an annual rental of $155,000.

In addition, the Company and an affiliate received a lease termination fee of $350,000 which is presently intended to be allocated $175,000 to the Company and $175,000 to the affiliate.

3. Commitments and Contingencies
   -----------------------------

a. On July 31, 1992, Chipwich, Inc. ("Chipwich") parent of Peltz Food Corporation, a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Chipwich then filed a motion for rejection of the lease and pursuant to an order of the Bankruptcy Court, the lease was rejected on September 29, 1992. There was a guarantor of the lease and the Company agreed to settle its claim against the guarantor. The guarantor paid the Company $2,200,000 in full satisfaction of its leasehold obligation which, net of related costs, resulted in approximately $2,034,000 of "Other income" in the three and nine month periods ended September 30, 1995. The Company reclassified this property to "Property held for sale" and reduced its carrying value to net realizable value by recording a provision for loss of $611,552 in the three and nine month periods ended September 30, 1995.

b. On January 26, 1993, Be-Mac Transport Company, Inc. ("Be-Mac"), a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Be-Mac then filed a motion for rejection of the lease and pursuant to an order of the Bankruptcy Court, the lease was rejected on February 24, 1993. There was a guarantor of the lease and the Company settled its unsecured proof of claim for $377,000. As a result, $377,000 of "Other income" was recognized in the nine month period ended September 30, 1995. The Company re-let the property effective March 1, 1994 at an annual rental of $120,000. At September 30, 1995, the property has a carrying value of approximately $932,000 and is unencumbered by any mortgage.

c. On September 30, 1995, the Company held a mortgage note receivable in the principal amount of approximately $258,000 which is in default. The mortgage encumbers one property together with a collateral assignment of the ground lease and rent. The property is tenanted by Gino's. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of this property. The tenant remained current in its lease obligations. As of September 30, 1995, the Company has commenced foreclosure action on this property located in Pennsylvania. No gain or loss is anticipated upon foreclosure because the estimated fair value of the property exceeds its carrying value.

During the nine months ended September 30, 1995, the Company completed foreclosure actions on three properties (one in Pennsylvania and two in New Jersey), tenanted by Gino's and Foodarama. As a result, real estate with a carrying value of approximately $256,000 was recorded. No gain or loss was incurred upon foreclosure as the estimated fair value of the properties exceeds their carrying value.

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

e. On January 25, 1995, the Grand Union Company, a tenant leasing eight properties owned by the Company, filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. These eight properties' annual rentals total approximately $1,450,000 (including two properties which are sub-let, representing approximately $58,000 in annual rentals). The tenant is current in its obligations under the leases. The tenant rejected the lease on one property located in Waterford, NY effective July 31, 1995 by order of the Bankruptcy Court on June 6, 1995. The annual rent for this property was approximately $103,000, its carrying value at September 30, 1995 is approximately $1,045,000 and it is unencumbered by any mortgage. The Company believes the carrying value of this property is fairly stated. In June 1995, the tenant emerged from Bankruptcy.
The tenant affirmed five of the seven remaining leases and allowed the two sub-let properties' leases to remain in effect. At September 30, 1995, the carrying value of these seven properties is approximately $11,270,000. One of these properties is encumbered by a nonrecourse mortgage payable of approximately $4,694,000. The Company has filed a proof of claim with the Bankruptcy Court for the rejected lease.

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

At September 30, 1995, the carrying value of these four properties is approximately $7,619,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $2,112,000.

g. On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of pre-petition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At September 30, 1995, the property has a carrying value of approximately $2,019,000 and is unencumbered by any mortgage.

4. Mortgages and Note Receivable
   -----------------------------

On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC, defined as a Priority Lender in the Facility Agreement, at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. Interest will accrue from July 1, 1995 to June 30, 1996 which will then be due and payable to the Company. Subsequent to June 30, 1996 interest periods and payments can vary from one month to two, three or six months at the discretion of the borrower. There are scheduled repayments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold.

The discount at acquisition date will be amortized on a straight-line basis over the term of the Facility Agreement. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet date. Foreign exchange gains of approximately $216,000 have been recognized and are included in "Other income" during the three and nine month periods ended September 30, 1995.

5. Property Held For Sale
   ----------------------

At September 30, 1995, the Company owned five properties that were being actively marketed for sale. At September 30, 1995, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate net realizable value of the properties is estimated to be approximately $ 707,000.

6. Significant Property Transactions
   ---------------------------------

a. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

  1. The first joint venture, formed as an Alabama Limited Liability Company, is developing a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, which owns a seventy percent (70%) majority interest in the joint venture, contributed $1,750,000 in June 1994 and the co-venturer contributed $250,000. As of September 30, 1995, $250,000 representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. The co-venturer will be credited with $500,000 of additional capital in lieu of receiving a general contractor's fee. Distributions will be made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $8,760,000, which can be increased by $100,000, and is guaranteed by the co-venturer and personally by its principals. The Company has approved approximately $290,000 of additional improvements and upgrades. Such additional costs will be funded by partners' capital contributions in accordance with their pro rata partnership interests. As of September 30, 1995, approximately $140,000 has been funded by the Company. The development costs are expected to total approximately $11,650,000. As of September 30, 1995, approximately $11,185,000 of development costs have been incurred, including the acquisition of land valued at approximately $1,138,000. Construction loan funding at September 30, 1995 is approximately $8,528,000. As of September 30, 1995, all rental units were completed and available for occupancy with 70% of these units leased. An affiliate of the Company's co-venturer is managing the property. Net rental operations to date have resulted in a loss of approximately $69,000 including approximately $184,000 of depreciation before consideration of the co-venturer's minority interest in such loss of approximately $21,000.

A reinvestment incentive fee of approximately $40,000 will be due the general partner upon completion of the project (see note 2).

  2. The second joint venture, a Delaware limited partnership, is developing a 288 unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). The Company, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $4,022,000 as of September 30, 1995 and is a limited partner. The Company has fulfilled its contribution obligation. The co-venturer is the general partner and has a limited partner interest. The Company is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of September 30, 1995, approximately $9,451,000 of development costs have been incurred, including the acquisition of land valued at $1,600,000. Construction loan funding at September 30, 1995 is approximately $5,210,000. The first units are expected to be available for occupancy in October 1995 and project completion is presently scheduled for May 1996. An affiliate of the Company's co-venturer will manage the property.

A reinvestment incentive fee of approximately $70,000 will be due the Company's general partner upon completion of the project (see note 2).

b. On February 1, 1995, the Penske Corp. exercised its purchase option on three properties leased from the Company (two in New Jersey and one in New York). The selling price was approximately $4,535,000 and a gain of approximately $1,019,000 was recognized in the nine months ended September 30, 1995. Each property was encumbered by first and second mortgages which totalled approximately $1,152,000 and which were paid from the sales proceeds.

c. On March 24, 1995, the Company sold the property tenanted by Pace Membership Warehouse, Inc. in Taylor, Michigan. The selling price was $9,300,000 and a gain of approximately $3,307,000 was recognized in the nine months ended September 30, 1995. The property was encumbered by a nonrecourse mortgage payable of approximately $4,346,000 which the purchaser assumed.

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

e. On June 28, 1995, General Signal Technology Corporation, a tenant of a property located in Andover, Massachusetts exercised its rights under the lease to purchase the property. The selling price was approximately $19,857,000 and a loss of approximately $125,000 was recognized in the nine months ended September 30, 1995. The property was encumbered by two nonrecourse mortgages payable which totalled approximately $10,718,000 and were paid from the sales proceeds.

7. Mortgages Payable
   -----------------

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

8. Distributions Payable
   ---------------------

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

9. Rights Offering
   ---------------

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

High Coast acted as guarantor for the Rights Offering and is an affiliate of Carl C. Icahn, ("Icahn"), the Chairman of American Property Investors, Inc., ("API"), the general partner of the Company. API is also the general partner of the guarantor and the two limited partners are affiliates of and are controlled by Icahn. Pursuant to its subscription guaranty, High Coast oversubscribed for a total of 9,343,998 Depositary Units and 1,557,333 Preferred Units. As a result, the Rights Offering was fully subscribed. The proceeds received by the Company, after deduction of expenses of approximately $1.1 million incurred by the Company in connection with the Rights Offering, were approximately $107.6 million.

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

As of November 7, 1995, High Coast owns 1,741,688 Preferred Units and 12,479,612 Depositary Units.

10. Earnings Per Share
    ------------------

Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. The earnings per share calculation for the nine months ended September 30, 1995 assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of the year. Also with respect to the nine months ended September 30, 1995 calculation, net income has been increased by approximately $2,100,000 in accordance with the modified treasury stock method. The dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units. (See note 9).

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
General
-------

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

As a consequence of the foregoing, the Company decided to raise funds through the Rights Offering to increase its assets available for investment, take advantage of real estate investment opportunities, further diversify its portfolio and mitigate against the impact of potential lease expirations. The Rights Offering was successfully completed during April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes. In order to enhance the Company's investment portfolio (and ultimately its asset values and cash flow prospects), the Company is seeking to acquire investments in undervalued properties, including commercial properties, land parcels, residential development projects and non-performing loans. Such properties may not be generating a positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as under-performing assets may not be readily financeable. As such, they require the Company to maintain a strong capital base.

Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of the Company. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that the Company will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as the Company acquires more operating properties, its exposure to environmental clean-up costs may increase. The Company completed Phase I Environmental Site Assessments of certain of its properties by a third-party consultant. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that limited Phase II Environmental Site Investigations be conducted. The Company is seeking to coordinate with the tenants to attempt to ensure that they undertake any required investigation and/or remediation. As no Phase II Environmental Site Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof.

Results of Operations
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994
--------------------------------------------------------------------
Gross revenues increased by approximately $4,495,000, or 30.5%, during the three months ended September 30, 1995 as compared to the same period in 1994. This increase reflects approximate increases of $2,479,000 in other income, $2,447,000, or 979.7%, in other interest income, $178,000, or 9.7%, in hotel operating income, and $208,000, or 4.3%, in rental income partially offset by a decrease of approximately $817,000, or 10.4%, in financing lease income. The increase in other interest income is primarily due to an increase in the Company's short-term cash investments as a result of the receipt of the Rights Offering proceeds and the investment in the Facility Agreement. The increase in other income is primarily due to the settlement of the Chipwich bankruptcy claim. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. Due to the seasonal nature of the hotel properties, the hotel revenues for the three months ended September 30, 1995 are not necessarily indicative of the fourth quarter results.

Expenses decreased by approximately $1,060,000, or 10.3%, during the three months ended September 30, 1995 compared to the same period in 1994. This decrease reflects decreases of approximately $980,000, or 17.9%, in interest expense and $354,000, or 28.4%, in property expenses, partially offset by increases of approximately $178,000, or 10.7%, in hotel operating expenses, $81,000, or 6.5%, in depreciation and amortization and $15,000, or 2.2%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

Earnings before property transactions increased during the three months ended September 30, 1995 by approximately $5,555,000 primarily due to increased interest income earned on the Rights Offering proceeds, other income from the settlement of a bankruptcy claim and decreased interest expense due to repayments of maturing debt obligations, partially offset by a decrease in financing lease income.

Gain on property transactions decreased by approximately $62,000 during the three months ended September 30, 1995 as compared to the same period in 1994, due to the size and number of transactions.

During the three months ended September 30, 1995, the Company recorded a provision for loss on real estate of approximately $612,000 as compared to a $75,000 provision in the comparable period of 1994.

Net earnings for the three months ended September 30, 1995 increased by approximately $4,957,000 as compared to the three months ended September 30, 1994. This increase was primarily due to increased interest income, other income from the settlement of a bankruptcy claim and decreased interest expense, partially offset by a decrease in financing lease income. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the three months ended September 30, 1995 are not necessarily indicative of the fourth quarter results.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994
Gross revenues increased by approximately $6,829,000, or 14.9%, during the nine months ended September 30, 1995 as compared to the same period in 1994. This increase reflects approximate increases of $4,346,000, or 409.0%, in other interest income, $2,828,000 in other income, $808,000, or 12.1%, in hotel operating income, and $496,000, or 3.5%, in rental income, partially offset by a decrease of approximately $1,649,000, or 6.8%, in financing lease income. The increase in other interest income is primarily due to an increase in the Company's short-term cash investments as a result of the receipt of the Rights Offering proceeds and the investment in the Facility Agreement. The increase in other income is primarily due to the settlement of the Chipwich and Be-Mac bankruptcy claims. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. Due to the seasonal nature of the hotel properties, the hotel revenues for the nine months ended September 30, 1995 are not necessarily indicative of those expected for the remainder of 1995.

Expenses decreased by approximately $1,956,000, or 6.3%, during the nine months ended September 30, 1995 compared to the same period in 1994. This decrease reflects decreases of approximately $2,465,000, or 14.2%, in interest expense and $285,000, or 9.2%, in property expenses partially offset by increases of approximately $329,000, or 9.2%, in depreciation and amortization, $407,000, or 7.8%, in hotel operating expenses, and $58,000, or 3.0%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, certain loan refinancings, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

Earnings before property transactions increased during the nine months ended September 30, 1995 by approximately $8,785,000 primarily due to increased interest income earned on the Rights Offering proceeds, other income from the settlement of bankruptcy claims and decreased interest expense due to refinancings and repayments of maturing debt obligations, partially offset by a decrease in financing lease income.

Gain on property transactions increased by approximately $575,000 during the nine months ended September 30, 1995 as compared to the same period in 1994, due to the size and number of transactions.

During the nine months ended September 30, 1995, the Company recorded a provision for loss on real estate of approximately $612,000 as compared to a $387,000 provision in the comparable period of 1994.

Net earnings for the nine months ended September 30, 1995 increased by approximately $9,136,000 as compared to the nine months ended September 30, 1994. This increase was primarily due to increased interest income, other income from the settlement of bankruptcy claims and decreased interest expense, partially offset by a decrease in financing lease income. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the nine months ended September 30, 1995 are not necessarily indicative of those expected for the full year of 1995.

Capital Resources and Liquidity
-------------------------------

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

The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 40% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1995, seventeen leases covering twenty-six properties and representing approximately $996,000 in annual rentals are scheduled to expire. The Company anticipates that thirteen of these twenty-six properties originally representing approximately $656,000 in annual rental income have been or will be re-let or renewed for approximately $671,000 in annual rentals. Eleven properties, with an approximate annual rental income of $307,000, will be marketed for sale or lease when the current lease terms expire. Two properties with annual rentals of approximately $33,000 were sold in 1995.

There were no distributions due to Unitholders for the nine months ended September 30, 1995. Distributions paid during the nine months ended September 30, 1995 totalled approximately $88,000, representing distributions due to Unitholders who exchanged their limited partner interests during 1995. There were no distributions due to Unitholders for the nine months ended September 30, 1994. Distributions paid during the nine months ended September 30, 1994 totalled approximately $1.8 million, representing distributions due to Unitholders for the fourth quarter of 1993 and to Unitholders who exchanged their limited partner interests during 1994.

During the nine months ended September 30, 1995 the Company generated approximately $20.3 million in cash flow from day-to-day operations which excludes approximately $3 million in interest earned on the Rights Offering proceeds which will be retained for future acquisitions. In addition, approximately $2.6 million of non-recurring income, including approximately $2 million from the Chipwich bankruptcy settlement, was recorded. During the comparable period of 1994, the Company generated approximately $16.5 million in cash flow from day-to-day operations.

Capital expenditures for real estate, excluding new acquisitions, were approximately $722,000 during the nine months ended September 30, 1995. During the comparable period of 1994, there were approximately
$1,244,000 of such expenditures.

In 1995 and 1996, the Company has approximately $11.3 million of principal payments due each year on its Senior Unsecured Debt and approximately $5.7 million and $16.9 million of maturing balloon mortgages due, respectively. During the nine months ended September 30,

1995, approximately $14.9 million of balloon mortgages were repaid out of the Company's cash flow, including the scheduled payment due on the Company's Senior Unsecured Debt. During the comparable period of 1994, approximately $15.9 million of balloon mortgages were repaid out of the Company's cash flow, including the scheduled payment due on the Company's Senior Unsecured Debt. The Company will seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may be required to repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses. During the nine months ended
September 30, 1995, net cash flow after payment of maturing debt obligations and capital expenditures but before creation of cash reserves was approximately $4.6 million, excluding non-recurring income and interest earned on the Rights Offering proceeds which will be retained for acquisitions. After the creation of such reserves net cash flow for the nine months ended September 30, 1995 was approximately break-even. The Company's operating cash reserves are approximately $17.5 million at September 30, 1995 which are being retained to meet maturing debt obligations and capitalized expenditures for real estate. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies.
As a result, the Company does not anticipate the payment of cash distributions to holders of Depositary Units in the near future.
Rights Offering proceeds and related interest income are being retained for investment in undervalued properties including commercial properties, land parcels, residential development projects and non-performing loans.

The Company has significant maturing debt requirements under the Note Agreements. As of September 30, 1995, the Company has $33,923,329 of
Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, the Company is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured
Debt is 9.6% per annum. Under the terms of the Note Agreements, the Company deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994 and 1995, the Company repaid $10 million and $11.3 million, respectively, of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due annually from 1996 through the final payment date of May 27, 1998. As of September 30, 1995, the Company was in compliance with the terms of the Note Agreements.

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

The Note Agreements contain certain prepayment penalties which the Company would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of November 2, 1995 the premium required in order to prepay the Note Agreement in full would have been approximately $2,578,000. Subject to negotiating favorable terms the Company may prepay in full the Senior Unsecured Debt. Prepayment would release the Company from certain covenants which restrict its operating and investment activities, including, among others, covenants relating to the level of net annual rentals from unencumbered properties and the ability to create liens and incur additional debt.

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $18.1 million in the nine months ended September 30, 1995. During the comparable period of 1994, sales proceeds totalled approximately $11.7 million, including $1.4 million of net proceeds from a balloon payment of a mortgage receivable. During the nine months ended September 30, 1995, the Company received $9.8 million of mortgage proceeds from the financing of its two apartment complexes located in Lexington, Kentucky. The Company intends to use property sales, financing and refinancing proceeds for new investments. In addition, the Company successfully completed its Rights Offering in April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes.

The Company entered into two joint ventures with unaffiliated co-venturers in June 1994 for the purpose of developing luxury garden apartment complexes in Hoover, Alabama, and Cary, North Carolina. In the year ended December 31, 1994, the Company invested approximately $5,500,000 in these joint ventures. During the nine months ended September 30, 1995, the Company invested approximately an additional $470,000. In May 1995, the Company acquired approximately 248 acres of land for approximately $3,044,000. The company intends to develop and construct 45 to 50 single-family detached luxury homes on this land. In August 1995, the Company invested approximately $7.1 million by purchasing a portion of an unsecured Senior Term Facility Agreement.
The borrower is Queens Moat Houses P.L.C., which is a United Kingdom based hotel operator with properties located in various countries in Europe.

The Company's cash and cash equivalents increased by approximately $134.8 million during the nine months ended September 30, 1995, primarily due to Rights Offering proceeds, and the interest earned thereon, of $114 million, sales proceeds net of property acquisitions and investments of approximately $8 million and financing proceeds of approximately $9.8 million. These funds are being retained for investment in undervalued properties including commercial properties, land parcels, residential development projects and non-performing loans.


The Company announced in 1987 its intention to purchase up to one million Units. On June 16, 1993 the Company announced it had increased the unit repurchase program to 1,250,000 units. As of September 30, 1995, the Company had purchased 1,037,200 Units at an aggregate cost of approximately $11,184,000, and the Company may from time to time acquire additional Units.


                      Part II.  Other information

Item 1. Legal Proceedings
        -----------------

In August 1994, three class action complaints against the Company were filed with the Delaware Court of Chancery, New Castle County, in connection with the Rights Offering, ALLAN HAYMES, I.R.A V. AMERICAN REAL ESTATE PARTNERS, L.P., AMERICAN PROPERTY INVESTORS, INC. AND CARL
C. ICAHN AND STEVEN YAVERS V. AMERICAN REAL ESTATE PARTNERS, L.P., AMERICAN PROPERTY INVESTORS, INC. AND CARL C. ICAHN AND WILBERT SCHOOMER
V. AMERICAN REAL ESTATE PARTNERS, L.P, AMERICAN PROPERTY INVESTORS, INC. AND CARL C. ICAHN (the "Complaints"). The Complaints have all been consolidated. The Complaints claim defendants have breached fiduciary and common law duties owed to plaintiffs and plaintiffs' class by self dealing and failing to disclose all relevant facts regarding the Rights Offering, and seek declaratory and injunctive relief declaring the action is properly maintainable as a class action, declaring the defendants have breached their fiduciary and other duties, enjoining the Rights Offering, ordering defendants to account for all damages suffered by the class for alleged acts and transactions and awarding further relief as the court deems appropriate. On April 7, 1995, defendants moved to dismiss the consolidated complaint as moot. On July 28, 1995, the parties submitted a stipulation of dismissal agreeing to dismiss the action as moot. The plaintiffs have reserved their right to make application to the Court for fees and expenses. On August 3, 1995, the Court signed an order dismissing the plaintiffs' claims with prejudice as moot. The Court retained jurisdiction with respect to any application filed by the plaintiffs for fees and expenses.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

   (a) Financial Data Schedule is attached hereto as Exhibit EX-27

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


                               American Real Estate Partners, L.P.
                               By: American Property Investors, Inc.
                                     General Partner



         			   ------------------------------
                                   John P. Saldarelli
                                   Treasurer
                                   (Principal Financial Officer
                                      and Principal Accounting Officer)

Date:  November 13, 1995