Form 10-K405
period 1995-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1996-04-01
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               -----------------
                                   FORM 10-K

(Mark One)

/x/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                         Commission File Number 1-9516

                     AMERICAN REAL ESTATE PARTNERS, L.P.
                     -----------------------------------
           (Exact name of registrant as specified in its charter)

         DELAWARE                                           13-3398766
         --------                                        ----------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                           Identification No.)

100 South Bedford Road, Mt. Kisco, New York                   10549
- -------------------------------------------              ----------------
(Address of principal executive offices)                 (Zip Code)

                               (914) 242-7700
                               --------------
               (AREP's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
         Title of each class                           on which registered
         -------------------                         ------------------------

Depositary Units Representing                       New York Stock Exchange
  Limited Partner Interests

5% Cumulative Pay-in-Kind Redeemable Preferred      New York Stock Exchange
  Units Representing Limited Partner Interests

Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether AREP (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X                   NO
                            -----                   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./X/

Based upon the closing price of Depositary Units on March 20, 1996, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $112,493,536.

Based upon the closing price of Preferred Units on March 20, 1996, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $1,403,712.

Number of Depositary Units outstanding as of March 20, 1996: 25,666,640. Number of Preferred Units outstanding as of March 20, 1996: 1,975,640.

                                     PART I

Item 1.  Business.

Introduction

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

         AREP's general partner is American Property Investors, Inc. (the "General Partner"), a Delaware corporation which is wholly owned by Carl C. Icahn ("Icahn"). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the "Subsidiary"), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires.

         On March 30, 1995, AREP completed a rights offering (the "Rights Offering"), pursuant to which it raised approximately $107,600,000, net of related expenses. In addition, in connection therewith the General Partner contributed $2,206,242 in accordance with the terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). Pursuant to the terms of the Rights Offering, holders of depositary units representing limited partner interests (the "Depositary Units") on the record date received one transferable subscription right (each a "Right") for each seven Depositary Units held. Each Right was exercisable for a combination of securities consisting of six Depositary Units and one 5% cumulative pay-in-kind redeemable preferred unit representing a limited partner interest (the "Preferred Units"). High Coast Limited Partnership, a Delaware limited partnership which is controlled by Icahn, acted as guarantor of the offering (the "Guarantor"). The Guarantor exercised certain subscription rights and an over-subscription privilege pursuant to which it acquired a total of 10,324,128 additional Depositary Units and 1,720,688 Preferred Units; as a result, the Rights Offering was fully subscribed. 1,975,640 Rights were issued in the offering, of which 418,307 were exercised. 190,554 Depositary Units and 31,759 Preferred Units were subscribed for through the exercise of the Over-Subscription Privilege by Rights Holders other than the Guarantor. As of March 20, 1996, Icahn, through the Guarantor, beneficially owned approximately 50.6% of the Depositary Units then outstanding and approximately 88.2% of the Preferred Units then outstanding, giving effect to the Rights Offering. A registration statement on Form S-3 relating to the Rights Offering (Registration No. 33-54767) was filed with the SEC and declared effective February 23, 1995. See "Business -- Rights Offering" and Item 12 -- "Security Ownership of Certain Beneficial Owners and Management."

Description of Business

         AREP is in the business of acquiring and managing real estate and activities related thereto. Such acquisitions may be accomplished by purchasing assets outright or by acquiring securities of entities which hold significant real estate related assets. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Most of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants. As of March 7, 1996, AREP owned 238 separate real estate assets primarily consisting of fee and leasehold interests in 35 states. As discussed below, AREP is seeking to make new investments to take advantage of investment opportunities it believes exist in the real estate market to further diversify its portfolio and to mitigate against lease expirations.

         For each of the years ended December 31, 1995, 1994 and 1993, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1995, 1994 and 1993, Portland General Electric Company ("PGEC") occupied a property (the "PGEC Property") which represented more than 10% of AREP's total real estate assets. See Item 2 - "Properties."

         Certain of AREP's investments may be owned by special purpose subsidiaries formed by AREP or by joint ventures (including joint ventures with affiliates of the General Partner) in which AREP, or AREP together with an affiliate, has a controlling interest. For example, AREP entered into two joint ventures with unaffiliated co-venturers in June 1994 for the purpose of developing two luxury garden apartment complexes. The first joint venture, formed as an Alabama limited liability company, developed a 240-unit multi-family project in Hoover, Alabama. The second joint venture, a Delaware limited partnership, is developing a 288-unit multi-family project in Cary, North Carolina.

         In addition to holding real property, AREP may originate or purchase mortgage loans including non-performing mortgage loans. AREP will normally acquire non-performing mortgage loans with a view to acquiring title to or control over the underlying properties, and in 1993 it acquired two such loans on two residential apartment complexes located in Lexington, Kentucky. AREP foreclosed on one of these loans in 1993 and one in 1994 and now holds title to the underlying properties. AREP also may retain purchase money mortgages in connection with its sale of portfolio properties, with such terms as the General Partner deems appropriate at the time of sale.

         Other real estate investment opportunities AREP may pursue include the purchase of undeveloped land for future residential and commercial development, investments in underperforming distressed properties, through outright purchase of the property or the purchase of the debt or other securities of the entity owning the property, and investments in securities of entities which own, manage or develop real estate, including limited partnership units and securities issued by real estate investment trusts.

         All decisions with respect to the improvement, expansion, acquisition, disposition, development, management, financing or refinancing of properties or other investments are at the sole discretion of the General Partner.


Rights Offering

         On March 30, 1995, AREP completed the Rights Offering through which it raised approximately $107,600,000, net of related expenses. Pursuant to the terms of the Rights Offering, holders of Depositary Units on the record date received one Right for each seven Depositary Units held. Each Right was exercisable for a combination of securities consisting of six Depositary Units and one Preferred Unit.

         The Rights Offering enabled AREP to raise funds to increase its assets available for investment, thereby better positioning it to take further advantage of investment opportunities in the real estate market, further diversify its portfolio and mitigate against the impact of lease expirations. Most of AREP's real estate assets are net-leased to single corporate tenants. By the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 40% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. In addition, net leases representing approximately 30% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, many of which are currently experiencing cash flow difficulties and a number of which are in bankruptcy. As a result, operating expenses may be incurred with respect to the properties underlying any such leases rejected in bankruptcy and those expenses, coupled with the effects of the downturn in the retail markets, could have an adverse impact on AREP's net cash flow. AREP is seeking to acquire new investments to mitigate against such a possibility and diversify its portfolio.

         The General Partner believes that, because of overdevelopment in certain real estate markets and the desire of certain real estate holders (including financial institutions) to dispose of real estate assets, there are opportunities available to acquire new investments that are undervalued, including commercial properties, residential development projects, land parcels for future residential and commercial development, non-performing loans and the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. Such investments may not be generating positive cash flow in the near term; however, the General Partner believes that in the current market, investments requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. A substantial portion of the proceeds from the Rights Offering as well as AREP's available cash will be used to fund the acquisition of such properties and securities.

         The General Partner believes that the acquisition by AREP of properties requiring some degree of management or development activity is consistent with AREP's historical investment objectives of reinvesting the proceeds of sales and refinancings in properties that offer greater growth potential and portfolio diversification. To further these investment objectives, AREP may consider the acquisition of real estate operating and development companies which will enhance its ability to develop and manage these properties as well as its ability to reduce the operating expenses related to such properties.

         As of March 20, 1996, there were 25,666,640 Depositary Units and 1,975,640 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "ACP PR." The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, AREP, with the approval of the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"), may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in Item 10 -- "Directors and Executive Officers of AREP," below.


Partnership Distributions

         On December 4, 1995, AREP announced that no distribution would be made for the fourth quarter of 1995 and that no distributions on its Depositary Units are expected to be made in 1996. No distributions were made in 1994 or 1995. In making its announcement, AREP noted that it intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies facing AREP, including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, 40% of such rentals will be due for renewal. In making its decision to curtail distributions on its Depositary Units, AREP also considered the number of properties that are leased to retail tenants (approximately 30% of AREP's net annual rentals from its portfolio) some of which are experiencing cash flow difficulties and restructurings. See

Item 5 -- "Market for AREP's Common Equity and Related Security Holder Matters
- -- Distributions" and Item 7 -- "Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity."

         Pursuant to the terms of the Preferred Units, on April 1, 1996, AREP will distribute to holders of record of Preferred Units as of March 15, 1996, additional Preferred Units at the rate of $.50 per Preferred Unit (which is equal to a rate of 5% of the liquidation preference thereof). The total number of additional Preferred Units anticipated to be distributed by AREP on April 1, 1996 is approximately 98,782.


Recent Acquisitions

         On May 18, 1995, AREP purchased approximately 248 acres of partially improved land located in Armonk, New York. The purchase price was approximately $3,044,000. AREP intends to construct approximately 45 to 50 single-family detached luxury homes, subject to subdivision and other required approvals. No material development costs have yet been incurred. A reinvestment incentive fee of approximately $15,000 may be due to the General Partner in respect of this purchase.

         On August 15, 1995, AREP invested approximately $7,100,000 in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured senior term facility agreement (the "Facility Agreement"). The borrower is Queens Moat Houses, P.L.C. ("Queens Moat"), and certain subsidiaries. Queens Moat is a United Kingdom-based hotel operator with properties in the United Kingdom, Germany, the Netherlands, France and Belgium. AREP purchased its participation portion from Lazard Freres & Co. LLC, defined as a Priority Lender in the Facility Agreement, at 71.75% of the face amount of AREP's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at the acquisition date, based on the then existing spot rate, was approximately $2,800,000. The Facility Agreement matures December 31, 2000 and bears interest at the London Interbank Offered Rate plus 1.75% per annum for the relevant currencies. Interest will accrue from July 1, 1995 to June 30, 1996, which interest will then be due and payable to AREP. Subsequent to June 30, 1996, interest periods and payments can vary from one month to two, three or six months, at the discretion of the borrower. There are scheduled repayments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold. As of March 7, 1996, principal repayments totalled approximately $126,000.

         The discount at the acquisition date will be amortized on a straight-line basis over the term of the Facility Agreement. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet date. Foreign exchange gains of approximately $158,000 have been recognized during the twelve months ended December 31, 1995.

         In June 1994, AREP entered into two joint ventures with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

         The first joint venture, formed as an Alabama limited liability company, developed a 240-unit multi-family project situated on approximately twenty acres currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. AREP, which owns a seventy percent (70%) majority interest in the joint venture, contributed $1,750,000 in June 1994, and the co-venturer contributed $250,000. Distributions will be made in proportion to ownership interests. The co-venturer will be credited with $500,000 of additional capital in lieu of receiving a general contractor's fee. Permanent financing has been obtained by the joint venture in the amount of $8,860,000 of which $360,000 is guaranteed by the co-venturer and personally by its principals. AREP funded approximately $140,000 of $200,000 of approved additional improvements with the co-venturer funding the balance in 1995. The complex was completed in September 1995 and all rental units are available for occupancy. As of February 1996, approximately 83% of the units were leased. The development costs totalled approximately $10,889,000, including the acquisition of land valued at approximately $1,138,000. An affiliate of AREP's co-venturer is managing the property. For the year ended December 31, 1995, net rental operations resulted in a loss of approximately $301,000, including approximately $289,000 of depreciation and amortization, before consideration of the co-venturer's minority interest in such loss of approximately $90,000.
A reinvestment incentive fee of approximately $38,000 is due to the General Partner.

         The second joint venture, formed as a Delaware limited partnership, is developing a 288-unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). AREP, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $4,022,000 as of December 31, 1995 and is a limited partner. The co-venturer is the general partner and also has a limited partner interest. AREP is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. AREP made its final contribution which totalled approximately $278,000 in January 1995. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of December 31, 1995, approximately $12,216,000 of development costs have been incurred of which approximately $6,988,000 represents completed rental units, including the acquisition of land valued at $1,600,000. Construction loan funding at December 31, 1995 was approximately $7,834,000. The first units became available for occupancy in October 1995 and project completion is scheduled for July 1996. As of March 1996, approximately 29% of the rental units were leased. An affiliate of AREP's co-venturer is managing the property. For the year ended December 31, 1995, net rental operations resulted in a loss of approximately $115,000 including approximately $87,000 of depreciation and amortization. A reinvestment incentive fee of approximately $70,000 is due to the General Partner upon completion of the project.

Investment Opportunities and Strategies

         In selecting future investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Such investments may include commercial properties, residential development projects, land parcels for future residential and commercial development, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts, which in each case the General Partner believes have the potential to diversify and enhance the long-term value of AREP's portfolio. AREP also may acquire real estate operating and development companies which would enhance its ability to develop and manage properties it acquires as well as its ability to reduce the operating expenses related to investments which require active management. The cash flow generated by an asset will be a consideration, but AREP may acquire assets that are not generating positive cash flow. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, management intends to focus on assets that it believes may provide opportunities for long-term growth and diversification of its portfolio. Investment by the Partnership in certain types of assets that may be regarded as non-income producing, such as land and non-performing loans, is currently restricted under AREP's $50 million senior unsecured debt financing (the "Senior Unsecured Debt"). The holders of the Senior Unsecured Debt have agreed, however, to waive this restriction with respect to additional capital raised by AREP in the Rights Offering. The Partnership may, subject to negotiating terms favorable to the Partnership, prepay in full the Senior Unsecured Debt with a portion of the proceeds from the Rights Offering. To date, the Partnership has been unable to negotiate favorable terms for such prepayment.

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

                 Other real estate investment opportunities AREP may pursue include investments in joint venture arrangements with developers for the purpose of developing single family homes, luxury garden apartments and shopping centers and the acquisition of underperforming distressed properties through outright purchase or the purchase of the debt or securities of such entities. For example, AREP may elect to establish an ownership position by first acquiring debt secured by targeted assets and then negotiating for the ownership of some or all of the underlying equity in such assets as evidenced by its acquisition of the properties in Lexington,

Kentucky which were purchased at substantial discounts through the acquisition of the mortgages secured by these properties. See "Financing Activities" below and Notes 6, 7 and 8 to the Financial Statements contained herein. AREP also may seek to establish a favorable economic and negotiating position through the acquisition of other rights or interests that provide it with leverage in negotiating the acquisition of targeted assets. AREP also will seek to acquire assets that are not in financial distress but which, due to the particular circumstances of their ownership, use or location, present substantial opportunities for development or long-term growth.

         While AREP believes opportunistic real estate acquisitions continue to remain available for companies like AREP, such acquisition opportunities for value-added investors are becoming more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns sought by AREP.


Financing Activities

         During 1995, AREP had approximately $3,633,000 in maturing balloon mortgages due, all of which have been repaid. Approximately $19,000,000 and $5,500,000 are due in 1996 and 1997, respectively. During the period 1998 through 1999 approximately $12,000,000 in balloon mortgages will come due. AREP will seek to refinance a portion of these maturing mortgages, although it does not expect to be able to refinance all of them and may be required to repay them from cash flow and reserves created from time to time, thereby reducing cash flow otherwise available for other uses. See Note 8 to the Financial Statements contained herein.

         AREP also has significant maturing debt requirements under its two unsecured note agreements (the "Note Agreements") that it entered into in May 1988. Under the Note Agreements, AREP is required to make semi-annual interest payments and annual principal payments. In May 1994 and 1995, AREP repaid $10,000,000 and $11,308,000, respectively, of the outstanding principal balance under the Note Agreements. Prior to 1994, AREP was not required to pay principal under the Note Agreements. Principal payments of approximately $11,308,000 are due under such agreements annually from 1996 through 1998. See
Note 9 to the Financial Statements contained herein. Subject to negotiating terms favorable to AREP, the Senior Unsecured Debt may be prepaid in full with a portion of the proceeds from the Rights Offering. To date, the Partnership has been unable to negotiate favorable terms for such prepayment. See Item 2 -- "Properties."

         A balloon payment of approximately $6,266,000 was originally due June 1, 1994 on a nonrecourse mortgage which encumbered the Holiday Inn in Phoenix, Arizona; however, AREP paid off approximately $2,966,000 on that date and subsequently refinanced the remaining balance with a nonrecourse mortgage loan in the amount of $3,300,000. See Note 8 to the Financial Statements contained herein.

         On July 25, 1994 AREP obtained financing on the two apartment complexes located in Lexington, Kentucky. The two nonrecourse mortgage loans are in the amount of $5,500,000 and $4,500,000, respectively. See Note 8 to the Financial Statements contained herein. Under the terms of the loans, $100,000 was initially funded on each loan, with the balance funded on January 19, 1995.


Leasing Activities

         In 1995, seventeen leases covering twenty-six properties and representing approximately $996,000 in annual rentals expired. Sixteen of these twenty-six properties' leases, originally representing approximately $653,000 in annual rental income, were re-let or renewed for approximately $662,000 in annual rentals. Three properties with an approximate annual rental income of $137,000 are currently being marketed for sale or lease. Seven properties with an approximate annual rental income of $206,000 were sold in 1995.

         In 1996, 22 leases covering 22 properties and representing approximately $2,413,000 in annual rentals are scheduled to expire. Seven of these 22 leases, originally representing approximately $1,102,000 in annual rental income have been or will be re-let or renewed for approximately $1,109,000 in annual rentals. Such renewals are generally for a term of five years. Six leases with an approximate annual rental income of $822,000 will be marketed for sale or lease when the current lease terms expire. Tenants occupying two of the properties with approximate annual rental income of $358,000 have elected to exercise their purchase options and the renewal status of the remaining seven properties representing approximately $131,000 in annual rental income is uncertain as of the date hereof.

         By the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 40% of AREP's net annual rentals will be due for renewal. See "Business -- Rights Offering" above.


Bankruptcies and Defaults

         AREP is aware that 14 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Federal Bankruptcy Code (the "Bankruptcy Code"), a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects -- at least in the near term -- to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 14 present and former tenants involved in bankruptcy proceedings or reorganization, nine have rejected their leases, affecting 28 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses). In addition, a number of AREP's properties are leased to retail chains, some of which are currently experiencing cash flow difficulties or restructurings, and three of which are in bankruptcy as discussed below. A continued downturn in the retail market affecting AREP's tenants could have an adverse impact on AREP's annual net cash flow.

         The three most significant bankruptcies which affected AREP in 1995 involved Bradlees Stores, Inc. ("Bradlees"), Caldor Corp. ("Caldor") and Grand Union Company ("Grand Union"). On September 18, 1995, Caldor, a tenant in a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease, with the exception of approximately $12,000 of prepetition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases, which will require an order of the Bankruptcy Court. At December 31, 1995, the property had a carrying value of approximately $2,005,000 and was unencumbered by any mortgage.

         On June 23, 1995, Bradlees, a tenant leasing four properties owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rentals for these four properties is approximately $1,320,000. The tenant is current in its obligations under the leases. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases, which will require an order of the Bankruptcy Court. There are existing assignors who are still obligated to fulfill all of the terms and conditions of the leases. At December 31, 1995, the carrying value of these four properties was approximately $7,537,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $2,031,000.

         On January 25, 1995, Grand Union, a tenant leasing eight of AREP's properties representing approximately $1,450,000 in annual rentals (including two properties which are sublet, representing approximately $58,000 in annual rentals), filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant rejected the lease on one property located in Waterford, New York effective July 31, 1995 by order of the Bankruptcy Court on June 6, 1995. The annual rent for this property was approximately $103,000. AREP is now actively marketing this property for sale and believes the property's carrying value of $1,057,149 at December 31, 1995 exceeds its estimated net realizable value by $157,149, for which a provision for loss on real estate was recorded in the year then ended. The property is unencumbered by any mortgage.

         In June 1995, Grand Union emerged from bankruptcy and affirmed five of the seven remaining leases and allowed the two sublet properties' leases to remain in effect. At December 31, 1995, the carrying value of these seven properties is approximately $11,203,000. One of these properties is encumbered by a nonrecourse mortgage payable of approximately $4,672,000. AREP has filed a proof of claim with the Bankruptcy Court for the rejected lease. See Note 14 to the Financial Statements contained herein.

         In August 1993, AREP reached a settlement of its bankruptcy claim against Days Inn of America (now known as Buckhead America Corporation ("Buckhead")). On September 27, 1991, the debtor filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code and rejected its lease effective July 31, 1992. In August

1993, AREP reached a settlement of its claim against Buckhead. Pursuant to the settlement, AREP received approximately $104,000, $184,000 and $730,000 in cash in the years ended December 31, 1995, 1994 and 1993, respectively and stock in Buckhead valued at approximately $28,000 and $305,000 was received in the years ended December 31, 1995 and 1993, respectively. These amounts of approximately $132,000, $184,000 and $1,035,000 were recognized as "other income" in the years ended December 31, 1995, 1994 and 1993, respectively. See Note 7 to the Financial Statements contained herein. AREP engaged a management company to perform on-site and supervisory management services for the former Buckhead's property. Management estimates that AREP will incur costs of approximately $2,600,000 over the next three years, as leases are executed, to renovate, build-out and re-lease the property. Buckhead's rejection of the lease adversely impacted AREP's cash flow by approximately $110,000 per month.

         On July 31, 1992, Chipwich, Inc. ("Chipwich"), parent company of Peltz Food Corporation, a tenant in a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. Chipwich then filed a motion for rejection of the lease, and, pursuant to an order of the Bankruptcy Court, the lease was rejected on September 29, 1992. In September 1995 AREP agreed to settle certain claims against Pechiney Packaging Corporation ("Pechiney"), Nelson Peltz ("Peltz") and Peter W. May ("May") as guarantors (Pechiney, Peltz and May, collectively, the "Guarantors") of the lease. Under the terms of the settlement agreement, the Guarantors paid AREP $2,200,000 in full satisfaction of their leasehold obligation, which, net of related costs, resulted in approximately $2,034,000 of "Other income" for the fiscal year ended December 31, 1995. AREP reclassified this property as "Property held for sale" and reduced its carrying value to net realizable value by recording a provision for loss of $611,552 for the fiscal year ended December 31, 1995.

         For a description of certain other tenant and mortgagor bankruptcies affecting AREP, please refer to Notes 7, 14 and 18 to the Financial Statements contained herein. The General Partner monitors all tenant bankruptcies and defaults and may, when it deems it necessary or appropriate, establish additional reserves for such contingencies.


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

         Most of AREP's properties continue to be net-leased to single corporate tenants, and AREP believes these tenants would be responsible for any environmental conditions existing on the properties they lease. Normally, therefore, such conditions should not have a material adverse effect on the financial statements or competitive position of AREP. Many of the properties acquired by AREP in connection with the Exchange Offer were not subjected to any type of environmental site assessment at the time of the acquisition. Consequently, AREP undertook to have certain properties (approximately 110) in its portfolio, which were not inspected at the time of acquisition, subjected to Phase I Environmental Site Assessment by third-party consultants. AREP believes that under the terms of its net leases with its tenants, the costs of any environmental problems that may be discovered on these properties generally would be the responsibility of such tenants. However, while most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP would not be deemed to be a responsible party or that the tenant could bear the costs of remediation.

         The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that limited Phase II Environmental Site Investigations be conducted for approximately 28 of the sites that are still owned by AREP in order to ascertain whether there are any environmental conditions and the anticipated cost of any remediation. AREP has notified the tenants at the 28 sites and is seeking to coordinate with the tenants to attempt to ensure that they cause any required remediation to be performed. It is possible that, in some instances, the tenant will either refuse to take appropriate action, or fail to respond at all, in which case AREP may be required to act. Therefor, in addition to AREP's possible exposure with respect to the Lockheed property described below, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $3-4 million. However, as no Phase II Environmental Site Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation. In addition, AREP is planning Phase I Environmental Site Assessments for approximately 100 more net-leased properties during 1996 and 1997. Phase I Environmental Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate.

         In addition to conducting such Phase I Environmental Site Assessments, AREP has developed a site inspection program. This program is being conducted by two in-house employees (both of which are experienced construction managers and registered architects) who visit AREP's properties and visually inspect the premises to assess the physical condition of the properties in an effort to determine whether there are any indications of environmental conditions which would potentially expose AREP to liability and to ensure that the property is being maintained properly. There is no assurance, however, that this program will in fact minimize any potential environmental or other cost exposure to AREP.

         AREP could also become liable for environmental clean-up costs if a bankrupt or insolvent tenant were unable to pay such costs. Environmental problems may also delay or impair AREP's ability to sell, refinance or re-lease particular properties, resulting in decreased income and increased cost to AREP.

         Lockheed Missile & Space Company ("Lockheed"), a tenant of AREP's leasehold property in Palo Alto, California, has entered into a consent decree to undertake certain environmental remediation at this property. Although Lockheed was found responsible for approximately 75% of the costs of such remediation and AREP was allocated no responsibility for any such costs, Lockheed has indicated that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. In April 1995 Lockheed began ground water remediation at the leasehold property. See Item 2
- -- "Properties - Environmental Litigation," Item 3 -- "Legal Proceedings" and
Note 14 to the Financial Statements contained herein.


Other Property Matters

         Under Title III of the Americans with Disabilities Act of 1990 and the rules promulgated thereunder (collectively, the "ADA"), in order to protect individuals with disabilities, owners and certain tenants of public accommodations (such as hotels, restaurants, offices and shopping centers) must remove architectural and communication barriers which are structural in nature from existing places of public accommodation to the extent "readily achievable" (as defined in the ADA). In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals.

         Except for certain properties operated by AREP, the General Partner believes that the existing net leases require the tenants of the majority of AREP's properties to comply with the ADA. If a tenant does not comply with the ADA or rejects its lease in bankruptcy without complying with the ADA, AREP may ultimately have to bear the expense of complying with the ADA. The General Partner is aware of one pending complaint alleging failure to comply with the ADA in connection with a property that is net-leased to Gino's of Pennsylvania, Inc. The General Partner notified the tenant that it is obligated to bear the expense of such compliance and the tenant has notified AREP that all required action has been taken.

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


Competition

         Competition in the real estate industry remains strong as current economic and real estate conditions have made it more difficult to re-let upon favorable terms properties vacated by tenants whose leases have expired or who have rejected their leases in bankruptcy. The real estate market continues to be weak in certain areas of the country, particularly in the retail category. The downturn in the retail markets and ongoing corporate consolidations have contributed to increasing vacancy rates and oversupply for retail tenants.
This has intensified the existing competition among landlords for creditworthy tenants and resulted in making it more difficult to lease space at rates equal to or greater than the rates payable by former tenants. While certain real estate markets have begun to stabilize, as evidenced by decreasing vacancy levels, the commercial real estate market in general may continue to suffer from oversupply and competition to attract tenants will remain intense. This intense competition may in turn lead to stagnating or decreasing rents. In addition, it also is anticipated that any rental property owned by AREP (whether retail, residential, office or industrial) will have substantial competition from similar properties in the vicinity in which it is located. However, the value of certain quality net-leased properties in AREP's portfolio appears to be withstanding such pressures somewhat better than other types of real estate properties. AREP believes it is one of the largest real estate entities of its kind and that it will continue to compete effectively with other similar real estate companies, although there are real estate entities with greater financial resources than AREP.

         Competition for investments of the type AREP intends to pursue has been increasing in recent years, resulting in, among other things, higher prices for such investments. While AREP believes its capital base may enable it to gain a competitive advantage over certain other purchasers of real estate by allowing it to respond quickly and make all cash transactions without financing contingencies where appropriate, there can be no assurance that this will be the case. In addition, acquisition opportunities for value-added investors are becoming more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns sought by AREP.


Item 2.  Properties.

         As of March 7, 1996, AREP owned 238 separate real estate assets (primarily consisting of fee and leasehold interests and, to a limited extent, interests in real estate mortgages) in 35 states. These properties are generally net-leased to single corporate tenants. Approximately

97% of AREP's properties are currently net-leased. See Note 8 to the Financial Statements contained herein for information on mortgages payable.

         The following table summarizes the type, number per type and average net effective rent per square foot of AREP's properties:

                                                     Number               Average Net Effective
         Type of Property                        of Properties            Rent Per Square Foot
         ----------------                        -------------            --------------------
           Retail                                         112                   $4.06(1)
           Industrial                                      23                   $2.37(1)
           Office                                          33                   $7.41(1)
           Supermarkets                                    21                   $3.36(1)
           Banks                                            8                   $5.13(1)
           Other:
              Properties That
                Collateralize Purchase
                Money Mortgages                            12                     N/A

              Land                                         17                     N/A
              Truck Terminals                               4                   $1.69(1)
              Hotels                                        4                     N/A
              Apartment Complexes                           4                     N/A

- --------------
(1)  Based on net-lease rentals.

        The following table summarizes the number of AREP's properties in each region specified below:

                                   Location                      Number
                                 of Property                  of Properties
                                 -----------                  -------------
                              United States:
                                 Southeast                             100
                                 Northeast                              54
                                 South Central                          11
                                 Southwest                              20
                                 North Central                          45
                                 Northwest                               8


        From January 1, 1995 through March 7, 1996, AREP sold or otherwise disposed of 15 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $21,000,000 in cash, net of amounts utilized to satisfy mortgage indebtedness which encumbered such properties. As of December 31, 1995, AREP owned seven properties that were being actively marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $1,983,000.

        On February 1, 1995, the Penske Corp. exercised its purchase option on three properties leased from AREP, two located in New Jersey and one located in New York. The selling price was approximately $4,535,000 and a gain of approximately $1,003,000 was recognized in the year ended December 31, 1995. Each property was encumbered by first and second mortgages which totalled approximately $1,152,000 and which were paid from the sales proceeds.

        On March 24, 1995, AREP sold a property located in Taylor, Michigan which is tenanted by Pace Membership Warehouse, Inc. The sales price was $9,300,000 and a gain of approximately $3,307,000 was recognized in the year ended December 31, 1995. The property was encumbered by a nonrecourse mortgage payable of approximately $4,346,000, which the purchaser assumed.

        On May 18, 1995, AREP purchased approximately 248 acres of partially improved land located in Armonk, New York. The purchase price was approximately $3,044,000. AREP intends to construct approximately 45 to 50 single-family detached luxury homes subject to subdivision and other required approvals. No material development costs have yet been incurred.

        On June 28, 1995, General Signal Technology Corporation, a tenant of a property located in Andover, Massachusetts, exercised its rights under the lease to purchase the property. The selling price was approximately $19,808,000, and a loss of approximately $125,000 was recognized in the year ended December 31, 1995. The property was encumbered by two nonrecourse mortgages payable, which totalled approximately $10,670,000 and were paid from the sales proceeds.

        For each of the years ended December 31, 1995, 1994 and 1993, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1995, 1994 and 1993, PGEC occupied a property, which represented more than 10% of AREP's total real estate assets. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity, whose shares are traded on the NYSE.

        The PGEC Property is an office complex consisting of three buildings containing an aggregate of approximately 803,000 square feet on an approximate
2.7 acre parcel of land located in Portland, Oregon. A Predecessor Partnership originally purchased the PGEC Property on September 11, 1978 for a price of approximately $57,143,000.

        The PGEC Property is subject to two underlying mortgages, which in the aggregate as of December 31, 1995, had an outstanding principal balance of $35,534,172. The first mortgage bears interest at 8.5% per annum, provides for aggregate annual debt service of $2,856,960 and matures on October 1, 2002, at which time a balloon payment of $19,304,091 will be due and payable. By its terms, this mortgage is prepayable at any time subject to certain restrictions. The second mortgage bears interest at 10% per annum, provides for interest-only payments during its term (an aggregate of $1,000,000 per annum) and matures in October 1996, at which time a balloon payment of $10,000,000 will be due and payable. By its terms, this second mortgage was not prepayable until September 1989, and then only with a 6% penalty, which penalty decreases by .5% each year thereafter.

        The PGEC Property is net-leased to a wholly owned subsidiary of PGEC for forty years, with two ten-year and one five-year renewal options. The annual rental is $5,137,309 until 2003, $4,973,098 until 2018 and $2,486,549 during each renewal option. PGEC has guaranteed the performance of its subsidiary's obligations under the lease. The lessee has an option to purchase the PGEC Property in September of 2003, 2008, 2013 and 2018 at a price equal to the fair market value of the PGEC Property determined in accordance with the lease and is required to make a rejectable offer to purchase the PGEC Property in September 2018 for a price of $15,000,000. A rejection of such offer will have no effect on the lease obligations or the renewal and purchase options.

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

        AREP is continuing to seek opportunities to refinance upon favorable terms and sell certain of its properties to generate proceeds for future investments, in addition to the proceeds from the Rights Offering. In the current real estate environment, management continues to seek to improve the long-term value of AREP's portfolio by, among other means, using its available cash and reinvesting capital transaction proceeds to maximize capital appreciation and diversification of the portfolio. AREP believes that the continuing weakness in the real estate market presents opportunities to acquire significantly undervalued properties, including commercial properties, residential development projects, land parcels for the future development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts, which will enhance AREP's portfolio and its return on investments. In selecting investments, AREP intends to focus on assets that it believes are undervalued in the current real estate market, such as development properties, non-performing loans and securities of companies with significant real estate assets, which the General Partner believes have the potential to diversify and enhance the long-term value of AREP's portfolio. AREP also may acquire real estate operating and development companies which may enhance its ability to develop and manage properties it acquires as well as its ability to reduce the operating expenses related to investments which require active management. The cash flow generated by an asset will be a consideration, but AREP may acquire assets that are not generating positive cash flow. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, management intends to focus on assets that it believes may provide opportunities for long-term growth and diversification of its portfolio.

Item 3.  Legal Proceedings.

Unitholder Litigation

         In August 1994, three class action complaints against AREP were filed with the Delaware Court of Chancery, New Castle County, in connection with the Rights Offering, Allan Haymes, I.R.A. v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl C. Icahn and Steven Yavers v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl
C. Icahn and Wilbert Schoomer v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl C. Icahn (the "Complaints"). The Complaints were consolidated. The Complaints claimed defendants breached fiduciary and common law duties owed to plaintiffs and plaintiffs' class by self dealing and failing to disclose all relevant facts regarding the Rights Offering, and sought declaratory and injunctive relief declaring the action was properly maintainable as a class action, declaring the defendants breached their fiduciary and other duties, enjoining the Rights Offering, ordering defendants to account for all damages suffered by the class for alleged acts and transactions and awarding further relief as the court deemed appropriate. On April 7, 1995, defendants moved to dismiss the consolidated complaint as moot. Only July 28, 1995, the parties submitted a stipulation of dismissal agreeing to dismiss the action as moot. The plaintiffs have reserved their right to make application to the Court for fees and expenses. On August 3, 1995, the Court signed an order dismissing the plaintiffs' claims with prejudice as moot. The Court retained jurisdiction with respect to any application filed by the plaintiffs for fees and expenses.


Defaulted Mortgage Receivable

         As of December 31, 1995, AREP held a mortgage note receivable in the principal amount of approximately $97,000 which is in default. The mortgage encumbers one property together with a collateral assignment of ground lease and rent. The property is tenanted by Gino's. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of this property. The tenant remained current in its lease obligations. See Note 14 to the Financial Statements contained herein.


Property Litigation

         Simultaneously with the acquisition of property in East Syracuse, New York, AREP entered into a general construction contract (the "GC Agreement") pursuant to which the seller was required to construct the property for a guaranteed maximum amount of $2,327,802. However, the construction of the BJ's Warehouse Store was subject to delays and the seller did not meet all of its construction obligations under the GC Agreement and failed to cure such defaults. AREP sent a notice, dated February 19, 1993, terminating the GC Agreement. AREP contacted the surety of the GC Agreement to make a claim pursuant to the terms of the surety bond but was unsuccessful. AREP has determined at this point that it will not pursue any potential claims that it may have against the surety, because after due inquiry, it believes that such claims will not be able to be satisfied. Additionally, in connection with certain alleged agreements between related entities and principals of the seller, and a brokerage company, the broker filed an action for a commission in the amount of $250,000 plus additional damages of $500,000. AREP served an answer denying any liability and served a cross-claim on the seller and its principals, based upon representations in the contract of sale that no commissions were due to this broker. AREP did not agree to assume the obligation to pay such commission and is defending such action; discovery is proceeding in the matter. Furthermore, another broker has instituted an action against AREP and certain other co-defendants regarding a $224,500 brokerage claim with respect to such property, as well as punitive damages of $1,000,000; this action was settled in January 1995 with dismissal of the action with prejudice and with a reservation of AREP's rights against its co-defendants.


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

         Lockheed has served a notice that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. In this notice of arbitration, Lockheed stated that it will attempt to have allocated to AREP and to AREP's ground-lessor (which may claim a right of indemnity against AREP) approximately 9% and 17%, respectively, of the total remediation costs. AREP believes that it has no liability for any of such costs and, in any proceeding in which such liability is asserted against AREP, AREP intends to contest such liability vigorously. In the event any of such liability is allocated to AREP, AREP intends to seek indemnification for any such liability from Lockheed in accordance with its lease. In April 1995 Lockheed began ground water remediation at the leasehold property.

         On December 11, 1995, Panos Sklavenitis commenced an action against the Subsidiary and others related to a shopping center that he purchased from a successor-in-interest to AREP. The action was brought in the United States District Court for the Central District of California, for reimbursement of the cost of remediating certain environmental contamination that appears to have been caused by a dry cleaner that was a tenant at the property; the amount of damages sought have not yet been quantified. Mr. Sklavenitis is suing the parties who are in the chain of ownership, as well as the dry cleaner and its predecessor. AREP believes that it has no liability for any such costs and intends to vigorously contest the action. In the event any liability under the suit is allocated to AREP, AREP will seek indemnification for such monies from Federated Department Stores, Inc., Ralph's Grocery Company and Los Coyotes Associates and the other owners in the chain of title.


Bankruptcies

         AREP is aware that 14 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Of AREP's 14 present and former tenants involved in bankruptcy proceedings or reorganization, nine have rejected their leases, affecting 28 properties, all of which have been vacated. See also Notes 7, 14 and 18 to the Financial Statements contained herein and "Business - Bankruptcies and Defaults" which describe various tenant and mortgagor bankruptcies for which AREP has filed claims.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for AREP's Common Equity and Related Security Holder Matters.

Market Information

         AREP's Depositary Units are traded on the NYSE under the symbol "ACP." Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 1994 through December 31, 1995 is as follows:

 Quarter Ended:                                  High                Low
 -------------                                   ----                ---
 March 31, 1994                                  $8.375             $7.375
 June 30, 1994                                    8.50               7.375
 September 30, 1994                               8.625              7.375
 December 31, 1994                                8.00               7.25

 March 31, 1995                                   8.50               7.25
 June 30, 1995                                    8.125              7.75
 September 30, 1995                               8.75               6.75
 December 31, 1995                                9.375              8.125

         On March 20, 1996, the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $8.875.

         As of March 20, 1996, there were approximately 22,000 record holders of the Depositary Units.

         Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.


Distributions

         After evaluating the contingencies facing AREP, its anticipated cash flows, liquidity needs, maturing debt obligations and capital expenditure requirements, the Board of Directors of the General Partner reduced the quarterly distributions in 1993 from $.25 to $.125 per quarter. This reduction permitted management to continue to establish reserves for AREP's maturing debt obligations and other contingencies. In 1994 the General Partner determined that it was necessary for AREP to conserve cash and increase reserves from time to time in order to meet capital expenditures and maturing debt obligations and no distributions were made to Unitholders in 1994 or 1995.

         On December 4, 1995, the Board of Directors of the General Partner announced that no distribution for the fiscal quarter ended December 31, 1995 would be made and that no distributions are expected to be made in 1996. In making its announcement, AREP noted it plans to continue to apply available Partnership operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, 40% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 30% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. In addition, AREP noted that net operating cash flow in 1995 was break-even, after payment of approximately $23,900,000 of periodic principal payments and maturing debt obligations, including an $11.3 million principal payment made in May 1995 on its Senior Unsecured Debt, capital expenditures and the creation of cash reserves for its obligations. In making its announcement, AREP stated that it expects to reconsider distribution issues for 1997. See Item 7 -- "Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity." A substantial portion of the proceeds from the Rights Offering and its available cash will be used to fund the acquisition of additional properties by AREP, which the General Partner believes have the potential to diversify and enhance the long-term value of AREP's investment portfolio.

         Pursuant to the terms of the Preferred Units, on April 1, 1996, AREP will distribute to holders of record of Preferred Units as of March 15, 1996, additional Preferred Units at the rate of $.50 per Preferred Unit (which is equal to a rate of 5% of the liquidation preference thereof). The total number of additional Preferred Units anticipated to be distributed by AREP on April 1, 1996 is approximately 98,782.

         Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.


Repurchase of Depositary Units

         AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. As of March 8, 1996, AREP had purchased 1,037,200 Depositary Units at an aggregate cost of approximately $11,184,000. Management has not been acquiring Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units. Under the terms of the Note Agreements for the Senior Unsecured Debt, distributions and the amounts used to repurchase Depositary Units cannot exceed net cash flow, as defined therein, plus $15,000,000. See Item 7 -- "Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity." To date this restriction has not impaired the ability of AREP to make distributions.

Item 6.  Selected Financial Data.

                                                   (Dollars in Thousands Except Per Unit Amounts)
                                                               Year Ended December 31,
                                       -----------------------------------------------------------------------

                                          1995*          1994*         1993*          1992*          1991*
                                          -----          -----         -----          -----          -----
Total revenues                         $   69,920     $   61,551     $   60,157    $   57,781      $   56,571
                                       ==========     ==========     ==========    ==========      ==========

Earnings before gain (loss) on
  property transactions
  and extraordinary item               $   30,833     $   19,577     $   18,379    $   20,581      $   22,252

Gain (loss) on sales and
  disposition of real estate                5,092          4,174          4,760           342             893

Provision for loss on real
  estate                                     (769)          (582)          (462)       (8,847)         (4,252)
                                       ----------     ----------     ----------    ----------      ----------

Earnings before
  extraordinary item                       35,156         23,169         22,677        12,076          18,893

(Loss) gain from early
  extinguishment of debt                       --             --             --          (784)            543
                                       ----------     ----------     ----------    ----------      ----------

Net earnings                           $   35,156     $   23,169     $   22,677    $   11,292      $   19,436
                                       ==========     ==========     ==========    ==========      ==========

Net earnings per limited
  partnership unit: Earnings before
  extraordinary item                   $     1.33     $     1.64     $     1.60    $      .84      $     1.31

  Extraordinary item                           --             --             --          (.05)            .04
                                       ----------     ----------     ----------    ----------      ----------

  Net Earnings                         $     1.33     $     1.64     $     1.60    $      .79      $     1.35
                                       ==========     ==========     ==========    ==========      ==========
Distributions to partners              $       --     $       --     $    7,078    $   14,333      $   28,755

At year end:

Real estate leased to others           $  412,075     $  437,699     $  444,409    $  435,959      $  474,859

Hotel operating properties             $   13,362     $   13,654     $   14,070    $   12,459              --

Mortgages and note receivable          $   15,056     $    8,301     $   20,065    $   22,447      $   22,491

Total assets                           $  620,880     $  492,868     $  502,981    $  503,262      $  517,100

Senior indebtedness                    $   33,923     $   45,231     $   55,231    $   54,684      $   53,607

Mortgages payable                      $  163,968     $  174,096     $  195,274    $  205,938      $  213,503

Partners' equity                       $  404,189     $  259,237     $  236,068    $  221,855      $  225,693


 * To the extent financial information pertaining to AREP is reflected, such information is consolidated for AREP and its Subsidiary.

Item 7.  Management's Discussion and Analysis of the
         Financial Condition and Results of Operations.

General

         Historically, substantially all of AREP's real estate assets have been net-leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore AREP is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties. AREP has experienced an increase in its property expenses in recent years, due principally to tenant bankruptcies and defaults as well as the acquisition of operating properties, although such expenses decreased in 1995 in comparison to 1994 as discussed below under "-Results of Operations".

         Economic conditions in recent years led the General Partner to reexamine from time to time AREP's cash needs and investment opportunities. Tenant defaults and lease expirations caused rental revenues to decrease and property management and certain operating expenses to increase and led to expenditures to re-let. In addition, the availability of acceptable financing to refinance maturing debt obligations including AREP's Senior Unsecured Debt became increasingly scarce. Consequently, the General Partner determined it was necessary to conserve cash and establish reserves from time to time. As a result, there was insufficient cash flow from operations to pay distributions to unitholders and such distributions were reduced and finally suspended. As discussed below, AREP's investment strategy is to apply its capital transaction proceeds and Rights Offering proceeds, including interest earned thereon, toward its investment purposes.

         By the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 40% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it is expected that it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties.

         As a consequence of the foregoing, AREP decided to raise funds through the Rights Offering to increase its assets available for investment, take advantage of real estate investment opportunities, further diversify its portfolio and mitigate against the impact of potential lease expirations. The Rights Offering was successfully completed during April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes. In order to enhance AREP's investment portfolio (and ultimately its asset values and cash flow prospects), AREP is seeking to acquire investments in undervalued properties, including commercial properties, residential development projects, land parcels for the future development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. Such assets may not be generating positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as under-performing assets may not be readily financeable. As such, they require AREP to maintain a strong capital base.

         Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of AREP. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as AREP acquires more operating properties, its exposure to environmental clean-up costs may increase. AREP completed Phase I Environmental Site Assessments of certain of its properties by third-party consultants. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that limited Phase II Environmental Site Investigations be conducted. AREP has notified each of the tenants of the respective sites of the environmental consultant's findings. If such tenants do not arrange for further investigations, or remediations, if required, AREP may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $3-4 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, AREP is planning Phase I Environmental Site Assessments for approximately 100 more net leased properties during 1996 and 1997. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate.


Results of Operations

         Calendar Year 1995 Compared to Calendar Year 1994. Gross revenues increased by approximately $8,370,000, or 13.6%, during calendar year 1995 as compared to calendar year 1994. This increase reflects approximate increases of $6,715,000, or 466.8%, in other interest income, $2,655,000 in other income, $980,000, or 11.1%, in hotel operating income, and $558,000, or 2.9%, in rental income, partially offset by a decrease of approximately $2,538,000, or 7.9%, in financing lease income. The increase in other interest income is primarily due to an increase in AREP's short-term cash investments as a result of the Rights Offering proceeds and the investment in the Facility Agreement. The increase in other income is primarily due to the settlement of the Chipwich and Be-Mac bankruptcy claims. The hotel operating revenues were generated by two hotels formerly leased to Integra. AREP has been operating these hotel properties through a third-party management company since August 7, 1992. The increase in rental income is primarily due to increased rents at the two apartment complexes in Lexington, Kentucky and the new apartment complex in Alabama, partially offset by the loss of rents due to property sales. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales.

         Expenses decreased by approximately $2,886,000, or 6.9%, during calendar year 1995 compared to calendar year 1994. This decrease reflects decreases of approximately $3,122,000, or 13.7%, in interest expense, $586,000, or 13.3%, in property expenses and $185,000, or 6.7%, in general and administrative expenses, partially offset by increases of approximately $630,000, or 8.9%, in hotel operating expenses and $377,000, or 7.6%, in depreciation and amortization expense.

         The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, certain loan refinancings, as well as the sale of encumbered properties. The decrease in property expenses is primarily attributable to decreases in certain operating property expenses and environmental review expenses. The hotel expenses were generated from the hotels mentioned previously.

         Earnings before property transactions increased during the calendar year 1995 by approximately $11,256,000, or 57.5%, from calendar year 1994 primarily due to increased interest income earned on the Rights Offering proceeds, other income from the settlement of bankruptcy claims and decreased interest expense due to refinancings and repayments of maturing debt obligations, partially offset by a decrease in financing lease income.

         Gain on property transactions increased by approximately $918,000 during the calendar year 1995 as compared to calendar year 1994, due to differences in the size and number of transactions.

         During calendar year 1995, AREP recorded a provision for loss on real estate of approximately $769,000 as compared to $582,000 in 1994.

         Net earnings for the calendar year 1995 increased by approximately $11,987,000, or 51.7%, as compared to net earnings for the calendar year 1994. This increase was primarily attributable to the increase in other interest income, other income from the settlement of bankruptcy claims and decreased interest expense, partially offset by a decrease in financing lease income.

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


Capital Resources and Liquidity

         Generally, the cash needs of AREP for day-to-day operations have been satisfied from cash flow generated from current operations. In recent years, AREP has applied a larger portion of its cash flow to the repayment of maturing debt obligations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes and non-recurring other income) plus principal payments received on financing leases as well as principal receipts on mortgages receivable reduced by periodic principal payments on mortgage debt.

         AREP may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 40% of AREP's net annual rentals will be due for renewal by the end of the year 2002. In 1995, seventeen leases covering twenty-six properties and representing approximately $996,000 in annual rentals expired. Sixteen of these twenty-six properties originally representing approximately $653,000 in annual rental income have been or will be re-let or renewed for approximately $662,000 in annual rentals. Three properties, with an approximate annual rental income of $137,000, are currently being marketed for sale or lease. Seven properties with annual rentals of approximately $206,000 were sold in 1995.

         In 1996, 22 leases covering 22 properties and representing approximately $2,413,000 in annual rentals are scheduled to expire. Seven of these 22 leases originally representing approximately $1,102,000 in annual rental income have been or will be re-let or renewed for approximately $1,109,000 in annual rentals. Such renewals are generally for a term of five years. Six leases, with an approximate annual rental income of $822,000, will be marketed for sale or lease when the current lease terms expire. Tenants occupying two of the properties with approximate annual rental income of $358,000 have elected to exercise their purchase options and the renewal status of the remaining seven properties representing approximately $131,000 in annual rental income is uncertain as of the date hereof.

         After evaluating the contingencies facing AREP, its anticipated cash flows, liquidity needs, maturing debt obligations and capital expenditure requirements, the Board of Directors of the General Partner reduced the quarterly distributions in 1993 from $.25 to $.125 per quarter. This reduction permitted management to continue to establish reserves for AREP's maturing debt obligations and other contingencies. In 1994 the General Partner determined that it was necessary for AREP to conserve cash and increase reserves from time to time in order to meet capital expenditures and maturing debt obligations and no distributions were made to Unitholders in 1994 or 1995.

         On December 4, 1995, the Board of Directors of the General Partner announced that no distribution for the fiscal quarter ended December 31, 1995 would be made and that no distributions on its Depositary Units are expected to be made in 1996. In making its announcement, AREP noted it plans to continue to apply available Partnership operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 26% of AREP's net annual rentals will be due for renewal, and by the end of the year 2002, 40% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 30% of AREP's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. In addition, AREP noted that net operating cash flow in 1995 was break-even, after payment of approximately $23,900,000 of periodic principal payments and maturing debt obligations, including an $11.3 million principal payment made in May 1995 on its Senior Unsecured Debt, capital expenditures and the creation of cash reserves for its obligations. In making its announcement, AREP stated that it expects to reconsider distribution issues for 1997.

         There were no distributions due to Unitholders for the year ended December 31, 1995. Distributions paid during December 31, 1995 totalled approximately $105,000, representing distributions due to Unitholders who exchanged their limited partner interests during 1995. There were no distributions due to Unitholders for the year ended December 31, 1994. Distributions paid during 1994 totalled approximately $1.9 million, representing distributions due to Unitholders for the fourth quarter of 1993 and to Unitholders who exchanged their limited partner interests during 1994. Distributions due to Unitholders for the year ended December 31, 1993 were approximately $7,100,000. Distributions paid during 1993 totalled approximately $9,300,000, representing distributions due to Unitholders for the fourth quarter of 1992, the first three quarters of 1993 and to Unitholders who exchanged their limited partner interests during 1993.

         During the year ended December 31, 1995, AREP generated approximately $26,900,000 in cash flow from day-to-day operations which excludes approximately $4.6 million in interest earned on the Rights Offering proceeds which will be retained for future acquisitions. In addition, approximately $2.8 million of non-recurring income, including approximately $2 million from the Chipwich bankruptcy settlement, was recorded. During 1994, AREP generated approximately $22,000,000 in cash flow from day-to-day operations and approximately $200,000 from the Days Inn bankruptcy settlement.

         Capital expenditures for real estate, excluding new acquisitions, were approximately $2,100,000 during 1995. During 1994, such expenditures totalled approximately $2,300,000. During 1993, such expenditures totalled approximately $2,500,000.

         During 1995, approximately $14.9 million of balloon mortgages were repaid out of AREP's cash flow, including the scheduled payment due on AREP's Senior Unsecured Debt. During 1994, approximately $16.7 million of balloon mortgages were repaid out of the AREP's cash flow, including the scheduled payment due on the AREP's Senior Unsecured Debt. In addition to payments due under AREP's Senior Unsecured Debt, approximately $19,000,000 and $5,500,000 of maturing balloon mortgages are due in 1996 and 1997, respectively, and during the period 1998 through 1999 approximately $12,000,000 in maturing mortgages come due. AREP will seek to refinance a portion of these maturing mortgages, although it does not expect to be able to refinance all of them and may be required to repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

         During 1995, net cash flow after payment of maturing debt obligations and capital expenditures but before creation of cash reserves was approximately $10 million, excluding non-recurring income and interest earned on the Rights Offering proceeds which will be retained for acquisitions. After the creation of such reserves net cash flow for 1995 was approximately break-even. AREP's operating cash reserves are approximately $23 million at December 31, 1995 which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing AREP. AREP from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters. Rights Offering proceeds and related interest income are being retained for investment in undervalued assets including commercial properties, residential development projects, land parcels for the development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. In addition to using its available cash to make these types of investments, AREP intends to sell some of its existing portfolio properties and use such proceeds to reinvest in such undervalued assets. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as underperforming assets may not be readily financeable and may not generate immediate positive cash flow. As such, they require AREP to maintain a strong capital base both to react quickly to these market opportunities as well as to allow AREP to rework the assets to enhance their turnaround performance.

         AREP also has significant maturing debt requirements under the Note Agreements. As of December 31, 1995, AREP has $33,923,329 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, AREP is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. Under the terms of the Note Agreements, AREP deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994 and 1995, AREP repaid $10 million and $11.3 million, respectively, of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due annually from 1996 through the final payment date of May 27, 1998. As of December 31, 1995, AREP was in compliance with the terms of the Note Agreements.

         The Note Agreements contain certain covenants restricting the activities of AREP. Under the Note Agreements, AREP must maintain a specified level of net annual rentals from unencumbered properties (as defined in the Note Agreements) and is restricted, in certain respects, in its ability to create liens and incur debts. Investment by AREP in certain types of assets that may be regarded as non-income producing, such as land or non-performing loans, is restricted under the Note Agreements. The holders of the Senior Unsecured Debt have agreed, however, to waive this restriction with respect to any capital raised by AREP in the Rights Offering.

         The Note Agreements contain certain prepayment penalties which AREP would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of March 8, 1996, the premium required in order to prepay the Note Agreement in full would have been approximately $2,745,000. Subject to negotiating favorable terms AREP may prepay in full the Senior Unsecured Debt. Prepayment would release the Company from certain covenants which restrict its operating and investment activities, including, among others, covenants relating to the level of net annual rentals from unencumbered properties and the ability to create liens and incur additional debt. To date, the Partnership has been unable to negotiate favorable terms for such prepayment.

         Sales proceeds from the sale or disposal of portfolio properties totalled approximately $21 million in 1995. During 1994, sales proceeds totalled approximately $12.6 million, including $1.4 million of net proceeds from a balloon payment of a mortgage receivable. During 1995, AREP received $9.8 million of mortgage proceeds from the financing of its two apartment complexes located in Lexington, Kentucky. In addition, approximately $8.8 million of mortgage financing was obtained by the Alabama joint venture. AREP intends to use property sales, financing and refinancing proceeds for new investments. In addition, AREP successfully completed its Rights Offering in April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes.

         AREP entered into two joint ventures with unaffiliated co-venturers in June 1994 for the purpose of developing luxury garden apartment complexes in Hoover, Alabama, and Cary, North Carolina. In the year ended December 31, 1994, AREP invested approximately $5,500,000 in these joint ventures. During 1995, AREP invested approximately an additional $400,000. In May 1995, AREP acquired approximately 248 acres of land for approximately $3,044,000. AREP intends to develop and construct 45 to 50 single-family detached luxury homes on this land. In August 1995, AREP invested approximately $7.1 million by purchasing a portion of an unsecured Senior Term Facility Agreement. The borrower is Queens Moat Houses P.L.C., which is a United Kingdom based hotel operator with properties located in various countries in Europe.

         AREP's cash and cash equivalents increased by approximately $147.6 million during 1995, primarily due to Rights Offering proceeds, and the interest earned thereon, of $115.4 million, sales proceeds, net of property acquisitions and investments, of approximately $11 million and financing proceeds of approximately $10 million. These funds are being retained for investment in undervalued assets including commercial properties, residential development projects, land parcels, non-performing loans and securities of companies which own significant real estate assets. In addition, approximately $10 million of additional cash reserves were created.

Item 8. Financial Statements


                          INDEPENDENT AUDITORS' REPORT


The Partners
American Real Estate Partners, L.P:


We have audited the accompanying consolidated balance sheets of American Real Estate
Partners, L.P. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the 1995 financial statement schedule as listed in the Index at
Item 14 (a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP





New York, New York
March 7, 1996

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 and 1994
- --------------------------------------------------------------------------------

ASSETS                                                    1995                1994
- ------                                                    ----                ----
REAL ESTATE LEASED TO OTHERS:
   Accounted for under the financing
      method (Notes 2, 4 and 7)                        $281,532,529       $ 314,260,786
   Accounted for under the operating
      method, net of accumulated
      depreciation (Notes 2, 5 and 7)                   130,542,549         123,438,444

CASH AND CASH EQUIVALENTS (Note 2)                      166,261,635          18,615,572

MORTGAGES AND NOTE
   RECEIVABLE (Notes 6, 7, 12 and 16)                    15,056,367           8,301,090

HOTEL OPERATING PROPERTIES, net of
   accumulated depreciation (Notes 5 and 7)              13,362,375          13,654,442

RECEIVABLES AND OTHER ASSETS (Note 16)                    4,587,765           5,373,553

CONSTRUCTION-IN-PROGRESS (Note 7)                         5,622,156           6,681,333

DEBT PLACEMENT COSTS - Net of
   accumulated amortization (Note 2)                      1,931,472           2,130,003

PROPERTY HELD FOR SALE (Notes 2, 7 and 15)                1,983,033             412,717
                                                        -----------         -----------

      TOTAL                                            $620,879,881        $492,867,940
                                                        ===========         ===========



                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 and 1994 (Continued)
- --------------------------------------------------------------------------------


                                                                1995                 1994
                                                                ----                 ----
LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

MORTGAGES PAYABLE (Notes 4, 5, 8 and 16)                     $163,967,561       $ 174,095,697

SENIOR INDEBTEDNESS (Notes 9 and 16)                           33,923,329          45,231,106

CONSTRUCTION LOAN PAYABLE (Note 7)                              7,834,175           2,393,954

ACCOUNTS PAYABLE, ACCRUED EXPENSES
   AND OTHER LIABILITIES (Notes 7 and 16)                       5,770,443           6,496,410


DEFERRED INCOME (Note 6)                                        3,524,349           3,637,398

DISTRIBUTIONS PAYABLE (Notes 3 and 17)                          1,671,069           1,776,482
                                                              -----------         -----------

                                                              216,690,926         233,631,047
                                                              -----------         -----------
COMMITMENTS AND CONTINGENCIES
   (Notes 3, 14 and 18)


LIMITED PARTNERS:
   Preferred units, $10 liquidation preference,
      5% cumulative pay-in-kind redeemable; 4,200,000
      authorized, 1,975,640 issued and outstanding             20,497,265               -

   Depositary units; 26,850,000 authorized; 25,666,640
      and 13,812,800 outstanding as of December 31,
      1995 and 1994                                           386,609,631         265,039,380

GENERAL PARTNER                                                 8,265,924           5,381,378

TREASURY UNITS AT COST:
   1,037,200 depositary units                                 (11,183,865)        (11,183,865)
                                                              -----------         -----------

PARTNERS' EQUITY (Notes 2, 3 and 10)                          404,188,955         259,236,893
                                                              -----------         -----------
      TOTAL                                                  $620,879,881       $ 492,867,940
                                                              ===========         ===========

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

REVENUES:                                                   1995               1994                 1993
                                                            ----               ----                 ----
   Interest income:
      Financing leases                                 $ 29,452,066       $  31,990,262       $  32,851,135
      Other                                               8,153,310           1,438,491           2,009,598
   Rental income                                         19,641,915          19,084,506          15,691,513
   Hotel operating income (Note 7)                        9,833,752           8,853,480           8,448,879
   Other income (Note 7)                                  2,839,423             183,987           1,155,674
                                                         ----------          ----------          ----------
                                                         69,920,466          61,550,726          60,156,799
                                                         ----------          ----------          ----------

EXPENSES:
   Interest expense                                      19,613,860          22,735,908          25,127,931
   Depreciation and amortization                          5,337,884           4,960,704           4,360,933
   General and administrative expenses (Note 3)           2,605,331           2,791,123           2,454,786
   Property expenses                                      3,827,641           4,413,651           2,580,259
   Hotel operating expenses (Note 7)                      7,702,874           7,072,641           7,254,119
                                                         ----------          ----------          ----------
                                                         39,087,590          41,974,027          41,778,028
                                                         ----------          ----------          ----------

EARNINGS BEFORE PROPERTY
   TRANSACTIONS                                          30,832,876          19,576,699          18,378,771

PROVISION FOR LOSS ON
   REAL ESTATE (Notes 7 and 14)                            (768,701)           (582,000)           (462,000)

GAIN ON SALES AND
   DISPOSITION OF REAL ESTATE
   (Note 7)                                               5,091,445           4,173,865           4,759,983
                                                         ----------          ----------          ----------

NET EARNINGS                                           $ 35,155,620       $  23,168,564       $  22,676,754
                                                         ==========          ==========          ==========

NET EARNINGS ATTRIBUTABLE TO
   (Note 3):
   Limited partners                                    $ 34,456,023       $  22,707,510       $  22,225,487
   General partner                                          699,597             461,054             451,267
                                                         ----------          ----------          ----------
                                                       $ 35,155,620       $  23,168,564       $  22,676,754
                                                         ==========          ==========          ==========
NET EARNINGS PER LIMITED
   PARTNERSHIP UNIT (Notes 2 and 11):                      $1.33               $1.64               $1.60
                                                            ====                ====                ====

LIMITED PARTNERSHIP UNITS
   OUTSTANDING AT YEAR-END (Note 10)                     25,666,640          13,812,800          13,812,800
                                                         ==========          ==========          ==========


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------



                                                   Limited Partners' Equity
                                     General       ------------------------        Held in Treasury                 Total
                                    Partner's     Depository     Preferred         ----------------               Partners'
                                     Equity         Units          Units          Amount          Units            Equity
                                     ------         -----          -----          ------          -----            ------
BALANCE, DECEMBER 31, 1992       $  4,609,905  $ 227,043,333  $       -       $  (9,798,674)       868,700  $ 221,854,564

   Net earnings                       451,267     22,225,487          -               -              -         22,676,754

   Distribution to partners
      (Notes 2 and 3)                (140,848)    (6,936,950)         -               -              -         (7,077,798)

   Purchase of Treasury units           -              -              -          (1,385,191)       168,500     (1,385,191)
                                   ----------   ------------   ------------     -----------     ----------    -----------

BALANCE, DECEMBER 31, 1993       $  4,920,324  $ 242,331,870  $               $ (11,183,865)     1,037,200  $ 236,068,329

   Net earnings                       461,054     22,707,510          -               -              -         23,168,564
                                   ----------   ------------   ------------     -----------     ----------    -----------

BALANCE, DECEMBER 31, 1994       $  5,381,378  $ 265,039,380  $       -       $ (11,183,865)     1,037,200  $ 259,236,893

   Net earnings                       699,597     34,456,023          -               -              -         35,155,620

   Rights offering                      -         88,903,800     19,756,400           -              -        108,660,200

   Expenses of Rights offering        (21,293)    (1,048,707)         -               -              -         (1,070,000)

   Capital Contribution             2,206,242          -              -               -              -          2,206,242

   Pay-in-kind distribution             -           (740,865)       740,865           -              -              -
                                  -----------   ------------   ------------     -----------     ----------    -----------

BALANCE, DECEMBER 31, 1995       $  8,265,924  $ 386,609,631  $  20,497,265   $ (11,183,865)     1,037,200  $ 404,188,955
                                  ===========   ============   ============     ===========     ==========    ===========

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------

                                                                               1995            1994           1993
                                                                               ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                           $ 35,155,620   $ 23,168,564    $ 22,676,754
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                       5,337,884      4,960,704       4,360,933
         Deferred interest expense                                               -              -             546,842
         Amortization of deferred income                                       (26,218)       (26,218)        (26,218)
         Gain on sales and disposition of real estate                       (5,091,445)    (4,173,865)     (4,759,983)
         Provision for loss on real estate                                     768,701        582,000         462,000
         Changes in:
            (Decrease) increase in accounts payable and
              accrued expenses                                                (782,826)     1,139,297         131,638
            Decrease in deferred income                                         (3,767)        (3,640)       (100,269)
            Decrease (increase) in receivables and other assets                 72,249       (177,434)     (1,440,793)
                                                                          ------------   ------------    ------------
                Net cash provided by operating activities                   35,430,198     25,469,408      21,850,904
                                                                          ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in mortgages and note receivable                     (7,396,106)       116,524      (5,391,052)
   Net proceeds from the sales and disposition of real estate               21,303,820     11,171,802      11,667,845
   Principal payments received on leases
      accounted for under the financing method                               7,204,850      6,708,644       6,066,011
   Construction in progress                                                (14,080,412)    (6,681,333)          -
   Principal receipts on mortgages receivable                                  301,273        275,459         251,857
   Property acquisitions                                                    (3,280,259)    (3,336,145)    (12,074,542)
   Capitalized expenditures for real estate                                 (2,067,824)    (2,331,380)     (2,490,061)
   Balloon payment on mortgage receivable                                        -          1,392,649       2,411,698
                                                                          ------------   ------------    ------------
                Net cash provided by investing activities                    1,985,342      7,316,220         441,756
                                                                          ------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Partners' equity:
      Proceeds from rights offering                                        110,866,442          -               -
      Expenses of the rights offering                                         (468,380)         -               -
      Purchase of treasury units                                                 -              -          (1,385,191)
      Distribution to partners                                                (105,413)    (1,868,607)     (9,268,892)
   Debt:
      Increase in mortgages payable                                         18,631,467        282,391       4,036,933
      Early extinguishment of mortgages payable                                  -         (3,364,023)     (3,038,346)
      Periodic principal payments                                           (8,959,273)    (9,241,669)     (9,032,917)
      Balloon payments                                                      (3,632,696)    (6,682,984)     (3,808,767)
      Senior debt principal payment                                        (11,307,777)   (10,000,000)          -
      Increase in construction loan payable                                  5,440,221      2,393,954           -
      Debt placement costs                                                    (234,068)      (621,678)       (502,558)
                                                                          ------------   -------------   ------------
                Net cash provided by (used in) financing activities        110,230,523    (29,102,616)    (22,999,738)
                                                                          ------------   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                             147,646,063      3,683,012        (707,078)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                18,615,572     14,932,560      15,639,638
                                                                          ------------   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 166,261,635     18,615,572   $  14,932,560
                                                                          ============   ============    ============

                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------


                                                                              1995            1994            1993
                                                                              ----            ----            ----
SUPPLEMENTAL INFORMATION:
   Cash payments for interest                                           $  19,903,859      22,762,631  $  25,492,543
                                                                          ===========     ===========    ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Property acquired in satisfaction of mortgages:
      Additions to property accounted for under the
        financing method                                                $       -               -      $   4,141,930
   Additions to property accounted for under the
      operating method                                                        256,492       6,645,589      1,812,319
   Additions to mortgages payable                                               -               -         (2,904,481)
   Decrease in mortgages receivable                                          (365,774)     (9,109,376)    (3,550,365)
   Increase to property held for sale                                           -             300,530          -
   Decrease in deferred income                                                109,282       2,163,257        500,597
                                                                         ------------     -----------   ------------

                                                                        $       -               -      $       -
                                                                         ============     ===========   ============

   Reclassification of real estate to operating lease                   $  15,139,589           -          4,686,419

   Reclassification of real estate from operating lease                    (1,104,916)       (840,844)    (1,018,735)

   Reclassification of real estate from financing lease                      (669,187)          -           (808,667)

   Reclassification of real estate from construction in progress          (15,139,589)          -         (3,961,656)

   Reclassification of real estate to property held for sale                1,774,103         840,844      1,102,639
                                                                         ------------     -----------   ------------
                                                                        $       -        $      -      $      -
                                                                         ============     ===========   ============


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
- --------------------------------------------------------------------------------



1.    ORGANIZATION AND BASIS OF PRESENTATION

      On July 1, 1987, American Real Estate Holdings Limited Partnership (the "Subsidiary"), in connection with an exchange offer (the "Exchange"), entered into merger agreements with American Real Estate Partners, L.P. (the "Company") and each of American Property Investors, L.P., American Property Investors II, L.P., American Property Investors III, L.P., American Property Investors IV, L.P., American Property Investors V, L.P., American Property Investors VI, L.P., American Property Investors VII, L.P., American Property Investors VIII, L.P., American Property Investors IX, L.P., American Property Investors X, L.P., American Property Investors XI, L.P., American Property Investors 82, L.P. and American Property Investors 83, L.P. (collectively, the "Predecessor Partnerships"), pursuant to which the Subsidiary acquired all the assets, subject to the liabilities (known and unknown) of the Predecessor Partnerships.

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

      On September 13, 1990, in connection with its voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code, Integrated entered into an agreement whereby it agreed to sell all of its stock in the General Partner to Meadowstar Holding Company, Inc. ("Meadowstar"). Neither the Company nor the General Partner was a party to such agreement. The sale of the stock of the General Partner to Meadowstar was approved by the Bankruptcy Court on October 22, 1990. On November 15, 1990, pursuant to the terms of the Acquisition Agreement, Meadowstar purchased all of the outstanding shares of Common Stock of the General Partner. In May 1993, Carl C. Icahn acquired all of Meadowstar's interest in the General Partner. See Note 10 pertaining to the Rights Offering consummated in March 1995.


2.    SIGNIFICANT ACCOUNTING POLICIES

      Financial Statements and Principles of Consolidation - The consolidated financial statements are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations which relate to the Company and the Subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

      Registration Costs, Expenses of the Exchange and Rights Offering Expenses
      - Registration costs of the Predecessor Partnerships were charged against partners' equity upon the closing of the public offerings in accordance with prevalent industry practice. Expenses of the Exchange were charged against partners' equity upon consummation of the Exchange. Rights Offering Expenses were charged against partners' equity upon consummation of the Right's Offering.

      Net Earnings and Distributions Per Limited Partnership Unit - For financial reporting purposes, the weighted average number of depositary units and equivalent units outstanding and subscribed for assumed outstanding for the year ended December 31, 1995 was 27,467,194. For the years ended December 31, 1994 and 1993 the weighted average number of depositary units assumed outstanding was 13,812,800 and 13,889,667, respectively. There were no distributions in 1995 or 1994.
      Distributions were $.50 per unit in 1993.

      Unit Option Plan - The Company adopted a Nonqualified Unit Option Plan (the "Plan") in 1987, which was further amended in 1989, under which options to purchase an aggregate of 1,416,910 depositary Units may be granted to officers and key employees of the General Partner and the Company who provide services to the Company. To date, no options have been granted under the Plan.

      Cash and Cash Equivalents - The Company considers short-term investments, which are highly liquid with original maturities of three months or less from date of issuance, to be cash equivalents.

      Included in cash and cash equivalents at December 31, 1995 and 1994 are investments in government backed securities of approximately $164,130,000 and $17,155,000, respectively.

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

      For each of the years ended December 31, 1995, 1994 and 1993 no individual real estate or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of the Company. At December 31, 1994 and 1993, Portland General Electric Company occupied a property, consisting of corporate offices, which represented more than 10% of the Company's total assets.

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

      Use of Estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Assets Held for Sale - Assets held for sale are carried at the lower of cost or net realizable value.


      Accounting by Creditors for Impairment of a Loan - On January 1, 1995, SFAS No. 114, Accounting by Creditors for Impairment of a Loan ("Statement 114"), as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosures, was adopted by the Company. In accordance with these standards, if it is probable that based upon current information that a creditor will be unable to collect all amounts due according to the contractual terms of a loan agreement, the asset is considered "impaired". Reserves are established against impaired loans in amounts equal to the difference between the recorded investment in the asset and either the present value of the cash flows expected to be received, or the fair value of the underlying collateral if foreclosure is deemed probable or if the loan is considered collateral dependent. The adoption of Statement 114 and 118 had no impact on net income.

      Impact of New Accounting Standards Issued, But Not Yet Adopted Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121")

      Statement 121, which was issued in March 1995 , and requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

      Statement 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than that carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss in not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

      This Statement generally requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

      Statement 121 is effective for fiscal years beginning after December 15, 1995, applied prospectively. Statement 121 is not expected to have a material effect on the Company's financial condition or results of operations.

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

             From the commencement of the Exchange through December 31, 1995 the Company (i) sold or disposed of an aggregate of 140 properties of the Predecessor Partnerships for an aggregate of approximately $69,123,000, net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnership properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $113,554,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $105,039,000. Sixteen properties have been acquired since the commencement of the exchange, including two joint ventures entered into in 1994, for aggregate purchase prices of approximately $58,000,000. Reinvestment incentive fees of approximately $354,000 have previously been paid to the General Partner, and approximately $113,000 and $15,000 are payable to the General Partner for the 1994 and 1995 acquisitions, respectively.

      b. The Company and certain affiliates of its General Partner entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for the Company and these affiliates to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, the Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. The prior lease, which was terminated, provided for approximately 6,900 square feet at an annual rental of $155,000. During the year ended December 31, 1995, the affiliates reimbursed the Company approximately $15,000 for rent in connection with the new lease.

             In addition, the Company and an affiliate received a lease termination fee of $350,000 which has been allocated $175,000 to the Company and $175,000 to the affiliates. Such allocations and terms of the sublease were approved by the Audit Committee of the Board of Directors of the General Partner.

      c. The Company was reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services on a part-time basis in the amount of approximately $86,000 for the year ended December 31, 1995. Such reimbursements were approved by the Audit Committee of the Board of Directors of the General Partner.


4.    REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

      Real estate leased to others accounted for under the financing method is summarized as follows:

                                                        December 31,
                                         -------------------------------------------
                                                    1995            1994
                                                    ----            ----
      Minimum lease payments receivable         $378,482,993   $446,943,110
      Unguaranteed residual value                156,165,105    171,636,874
                                                 -----------    -----------
                                                 534,648,098    618,579,984

      Less unearned income                       253,115,569    304,319,198
                                                 -----------    -----------

                                                $281,532,529   $314,260,786
                                                 ===========    ===========

      The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 1995:

                       Year ending
                       December 31,                                              Amount
                       -------------                                             ------
                          1996                                             $    35,065,918
                          1997                                                  35,035,181
                          1998                                                  34,962,271
                          1999                                                  34,072,193
                          2000                                                  32,686,620
                          Thereafter                                           206,660,810
                                                                              ------------
                                                                           $   378,482,993
                                                                              ============


      At December 31, 1995, approximately $213,771,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.


5.    REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

      Real estate leased to others accounted for under the operating method is summarized as follows:

                                                                              December 31,
                                                                      -----------------------------
                                                                      1995                    1994
                                                                      ----                    ----
                 Land                                             $    57,739,747      $    57,411,117
                 Commercial building                                  119,887,821          112,762,861
                                                                     ------------         ------------
                                                                      177,627,568          170,173,978
                 Less accumulated depreciation                         47,085,019           46,735,534
                                                                     ------------         ------------
                                                                  $   130,542,549      $   123,438,444
                                                                     ============         ============

      As of December 31, 1995 and 1994, accumulated depreciation on the hotel operating properties (not included above) amounted to approximately $2,321,000 and $1,499,000, respectively (see Note 7).

      The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 1995:

                       Year ending
                       December 31,                                             Amount
                       -------------                                            ------
                          1996                                             $    13,069,184
                          1997                                                  11,235,481
                          1998                                                  10,041,376
                          1999                                                   8,718,524
                          2000                                                   6,779,083
                          Thereafter                                            26,144,426
                                                                              ------------
                                                                           $    75,998,074
                                                                              ============

      At December 31, 1995, approximately $95,147,000 of real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.

6.    MORTGAGES AND NOTE RECEIVABLE (See Note 2)

                                                                                                           Balance at
                                                      Balance        Monthly                               December 31,
    Collateralized by                 Interest        Maturity         at            Payment            -----------------
    Property Tenanted by                Rate            Date        Maturity          Amount          1995           1994
    --------------------             -------         -------        --------          ------          ----           ----
Gino's Inc. and Foodarama
   Supermarkets, Inc.                     8.051%        1/92       1,005,237         -       (a)   $    96,938       462,712
Hardee's Food Systems, Inc.               9.00   (b)    11/05          -               735   (b)       153,460       153,460
Bank of Virginia                          9.00   (c)    1/06         847,902         1,436   (c)       347,739       341,955
Best Products Co., Inc.                   9.00   (d)    9/01           -             -       (d)       224,704       249,170
Data 100 Corp.                            9.00          12/10          -             9,589             946,406       974,890
                                         11.6087        12/19          -             -       (e)       516,664       496,230
Easco Corp.                               8.875         2/97  (f)  3,586,940        27,800   (f)     3,515,824     3,536,384
Winchester Partnership                    9.00          11/01          -            33,857           1,858,525     2,086,289
Queens Moat Houses,
   P.L. C. (Note receivable)            Variable (g)    12/00      9,838,819 (g)     -       (g)     7,396,107         -
                                                                                                    ----------    ----------
                                                                                                   $15,056,367     8,301,090
                                                                                                    ==========    ==========

      (a)    See Note 14a.

      (b) 5.75% is paid currently and 3.25% is deferred. The principal and deferred interest is payable in monthly installments from March 1999 until November 2005.

      (c)    4.5% is paid currently and 4.5% is deferred until maturity.

      (d) Payments are $46,931 through November 1, 1996 and $54,276 through September 1, 2001.

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

      (g) On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC, defined as a Priority Lender in the Facility Agreement, at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. Interest will accrue from July 1, 1995 to June 30, 1996 which will then be due and payable to the Company. Subsequent to June 30, 1996 interest periods and payments can vary from one month to two, three or six months at the discretion of the borrower. There are scheduled payments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold. During the year ended December 31, 1995, these repayments totalled approximately $102,000.

             The discount at acquisition date will be amortized on a straight-line basis over the term of the Facility Agreement. For the year ended December 31, 1995, approximately $225,000 of discount was amortized. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet data. Foreign exchange gains of approximately $158,000 have been recognized and are included in "Other Income" for the year ended December 31, 1995.

      The Company has generally not recognized any profit in connection with the property sales in which the above purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received since profit recognition was not allowed under generally accepted accounting principles at the time of sale.

7.    SIGNIFICANT PROPERTY TRANSACTIONS

      Information on significant property transactions during the three-year period ended December 31, 1995 is as follows:

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

      b. On September 16, 1991, the Company brought suit against Alco Standard Corporation and its affiliates, a former tenant of an industrial facility locate in Rome, Georgia whose lease expired in October 1990. The action was brought against the defendants in the United States District Court Northern District of Georgia, Rome Division for reimbursement of costs that could be incurred for clean-up of hazardous materials on the site and certain deferred maintenance. In July 1994, this litigation was settled and the property was sold for $525,000. A gain of approximately $100,000 was recognized in the year ended December 31, 1994. In addition, Alco reimbursed the Company for $150,000 of expenses incurred and indemnified the Company against any future liability in connection with any site contamination. The expense reimbursement has been included in "Property expenses" in the financial statements for the year ended December 31, 1994.

      c. On September 27, 1991, Days Inn of America, Inc. ("Days Inn") a tenant of a property owned by the Company, located in Atlanta, Georgia, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The tenant, by order of the Bankruptcy Court, rejected the lease effective July 31, 1992. The Company submitted a claim to the Bankruptcy Court and in August 1993, it reached a settlement of this claim against Days Inn, now known as Buckhead America Corporation ("Buckhead"). As a result, the Company has received cash in the amounts of approximately $104,000, $184,000 and $730,000 in the years ended December 31, 1995, 1994 and 1993, respectively. In addition, stock in Buckhead valued at approximately $28,000 and $305,000 was received in the years ended December 31, 1995 and 1993, respectively. The total of the above amounts of approximately $132,000, $184,000 and

             $1,035,000 have been included in "Other income" for the years ended December 31, 1995, 1994 and 1993, respectively. The Buckhead stock received in 1993 was disposed of in 1994 with a nominal gain.

             Effective August 1, 1992, the Company engaged a management company to perform on-site and supervisory and management services. The lease rejection has adversely impacted operating cash flow by approximately $110,000 per month. In addition, the Company expects to incur costs of approximately $2,600,000, as leases are executed to renovate, build-out and re-lease the property.

      d. On July 14, 1992, Integra, a Hotel and Restaurant Company ("Integra"), which leased two hotel properties located in Miami, Florida and Phoenix, Arizona filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant's petition, previously filed with the Bankruptcy Court, to reject the aforementioned leases, was approved on August 7, 1992, and the Company assumed operation of the properties on that date. The Company has submitted a claim to the Bankruptcy Court.

             At December 31, 1995, the property located in Miami Florida has a carrying value of approximately $5,475,000 and is unencumbered by any mortgages. This property is subject to a ground lease. Based on current conditions, management believes the carrying value of the Miami property is reasonably stated.

             At December 31, 1995, the property located in Phoenix, Arizona has a carrying value of approximately $7,888,000 and is encumbered by a nonrecourse mortgage payable of approximately $3,255,000. This mortgage was refinanced during the year ended December 31, 1994 (see Note 8e). Based on current conditions, the management believes the carrying value of the Phoenix property is reasonably stated.

             During the year ended December 31, 1993, the Company completed major renovations at the Miami and Phoenix Holiday Inns with capital expenditures totaling approximately $1,700,000 and $400,000, respectively. In connection with these renovations, approximately $250,000 of nonrecurring maintenance expenses were incurred at the Miami location. These expenses were included in hotel operating expenses for the year ended December 31, 1993. During the year ended December 31, 1995, additional capital expenditures of approximately $162,000 and $368,000 were incurred at the Miami and Phoenix Holiday Inn's, respectively. During the year ended December 31, 1994 approximately $190,000 and $240,000 were incurred at the Miami and Phoenix properties, respectively.

             The Company entered into a management agreement for the operation of the hotels with a national management organization. Since August 7, 1992, the hotels have been classified as Hotel Operating Properties and their revenues and expenses separately disclosed in the Consolidated Statements of Earnings. Net hotel operations (hotel operating revenues less hotel operating expenses) totalled approximately $2,131,000, $1,781,000 and $1,195,000 for the years ended December 31, 1995, 1994 and 1993, respectively. This was approximately $29,000, $379,000 and $965,000 less than the rent would have been from the rejected leases for the years then ended, respectively. Hotel operating expenses include all expenses except for approximately $822,000, $776,000 and $509,000 of depreciation and $339,000, $456,000 and $742,000 of interest expense for the years ended December 31, 1995, 1994 and 1993, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings. The results for the year ended December 31, 1995 are not necessarily indicative of future operating results.

      e. On July 31, 1992, Chipwich, Inc. ("Chipwich"), parent of Peltz Food Corporation, a tenant in a property owned by the Company filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Chipwich then filed a motion for rejection of the lease and, pursuant to an order of the Bankruptcy Court, the lease was rejected on September 29, 1992. There was a guarantor of the lease and the Company settled its claim against the guarantor.

             In 1995, the guarantor paid the company $2,200,000 in full satisfaction of its leasehold obligation which, net of related costs, resulted in approximately $2,034,000 of "Other income" in the year ended December 31, 1995. The company reclassified this property to "Property held for sale" and reduced its carrying value to net realizable value by recording a provision for loss on real estate of $611,552 in the year ended December 31, 1995.

      f. During 1992, leases on two properties formerly tenanted by Petrolane, Inc. located in Belle Chasse, LA and Nisku, Alberta, Canada, expired and were re-let at rents substantially less than the previous leases. As a result, the Company previously recorded provisions for loss on real estate in the year ended December 31, 1992. In addition, after further evaluation and review, the Company believed the Belle Chasse property's carrying value at June 30, 1994 to exceed the recoverable value in the amount of $237,000. As a result, the Company recorded a provision for loss on real estate in the amount of $237,000 for the year ended December 31, 1994.

             In September 1995, the Company sold the property located in Belle Chasse, LA to the current tenant pursuant to a purchase option for $575,000. A gain of approximately $116,000 was recorded in the year ended December 31, 1995. In December 1995, the properly located in Nisku, Alberta, Canada was sold to the current tenant for a sale price of approximately $730,000. A gain of approximately $6,000 was recorded in the year ended December 31, 1995.

      g. On December 9, 1991, Stop N Go Markets of Texas, Inc. (National Convenience Stores, Inc.) filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant, who previously leased twenty-three locations, filed a motion with the Bankruptcy Court to assume four leases and reject the remaining leases. Pursuant to a stipulation by the Bankruptcy Court on February 4, 1993, the tenant's motion was approved effective as of August 31, 1992. On March 19, 1993, the Company filed a proof of claim with the Bankruptcy Court. In November 1993, the Company received stock of the debtor valued at approximately $123,000 in partial settlement of its claim. This total has been included in "Other income" for the year ended December 31, 1993. In April of 1995 and May of 1994 additional stock of the debtor was received. The total value of the stock at December 31, 1995 of $120,000 is based on the lower of cost or market. In January 1996, the entire NCS stock was sold pursuant to a tender offer for proceeds totaling $364,500. A gain of approximately $245,000 will be recognized in the three months ending March 31, 1996.

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

             At December 31, 1995, the BJ's land, including related improvements, cost a total of approximately $4,877,000 and the building cost a total of approximately $3,421,000. The carrying value of this property at December 31, 1995 is approximately $8,016,000 and is encumbered by a nonrecourse mortgage payable of approximately $3,813,000. The adjacent land available for future development, including related improvements, cost a total of approximately $1,244,000. Approximately $210,000 of interest was capitalized during the year ended December 31, 1993.

             A reinvestment incentive fee was paid in 1994 to the General Partner of approximately $45,000 pertaining to this acquisition and development.

             The Company received permanent financing of $4,000,000 on the BJ's parcel and improvements in October 1993. (see Note 8a).

      i. At December 31, 1992, the Company owned fifteen properties tenanted by Nationsbank, formerly NCNB National Bank of South Carolina. The leases on fourteen of these properties expired in December 1992 and one expired in March 1993; however, nine leases were extended to March 1993 in connection with an executed agreement (the "Agreement") entered into between the Company and the tenant to purchase and/or lease any one or more of ten locations, including the property whose lease expired in March 1993. The tenant elected to purchase four and lease six properties in accordance with the Agreement. The four properties which were sold on March 26, 1993 had a carrying value of approximately $4,357,000 and were unencumbered by any mortgage at December 31, 1992. Since the contracted selling price of approximately $5,300,000 exceeded the carrying value, the Company believed the assets were fairly stated. The six leased locations were re-let at an annual rental of approximately $214,000, a reduction of approximately $196,000 from the previous rent. As a result, the Company wrote the properties down by incurring a provision for loss on real estate for the year ended December 31, 1992. At December 31, 1995, these properties have a carrying value of approximately $2,031,000 and are unencumbered by any mortgage.

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

      j. On January 26, 1993, Be-Mac Transport Company, Inc. ("Be-Mac"), a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Be-Mac then filed a motion for rejection of the lease and, pursuant to an order of the Bankruptcy Court, the lease was rejected on February 24, 1993. There was a guarantor of the lease and the Company settled its unsecured proof of claim filed by the Company for $377,000 in May 1995. As a result, approximately $331,000, net of related costs, of "Other income" was recognized in the year ended December 31, 1995. Based on the purchase option price contained in the rejected lease, the Company wrote the property down by incurring a provision for loss on real estate in the amount of $196,000 in the year ended December 31, 1993. At December 31, 1995, the property has a carrying value of $927,000 and is unencumbered by any mortgage. The Company re-let the property effective March 1, 1994 at an annual rental of $120,000.

      k. On July 31, 1993, the Company held a nonrecourse mortgage in the amount of approximately $3,456,000 secured by four properties tenanted by Toys "R" Us, Inc. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of such properties. The tenant remained current in its obligations under the lease. The terms of the mortgage called for a balloon payment of approximately $3,456,000 on January 1, 1993 which was not received. The Company reacquired these properties in satisfaction of such mortgage and as of August 1, 1993 real estate with a carrying value of approximately $5,883,000 and a nonrecourse mortgage payable with a balance of approximately $2,904,000 were recorded. No gain or loss resulted upon foreclosure because the estimated fair value of the properties exceeded their carrying value. These properties have a carrying value of approximately $5,734,000 and are encumbered by a nonrecourse mortgage payable of approximately $3,235,000 at December 31, 1995. See Note 8d concerning the mortgage refinancing in 1994.

      l. On December 31, 1992, the Company held four nonrecourse wrap-around mortgages in the amount of approximately $7,689,000 secured by four properties tenanted by The Wickes Corp. The mortgages had been taken back by a Predecessor Partnership in connection with the sale of such properties. The tenant remained current in its obligations under the lease. However, the Company did not receive monthly debt service payments on these mortgages from the purchaser. Additionally, the terms of mortgages called for balloon payments of approximately $7,689,000 on January 1, 1993 which were not received. However, the tenant had previously purchased one property from the debtor and in January 1993, the tenant paid the balloon mortgage due on the property net of the underlying first mortgage, which it assumed. A gain of approximately $1,371,000 was recognized on this transaction in the year ended December 31, 1993.

             In addition, the debtor paid the balloon mortgage due on one property, net of the underlying first mortgage in August of 1993. A gain of approximately $784,000 was recognized in the year ended December 31, 1993.

             In January 1994, the debtor paid the balloon mortgage due, net of the underlying first mortgage, on one Wickes property and a gain of approximately $1,238,000 was recognized in the year ended December 31, 1994. In addition, the Company foreclosed on the remaining Wickes property in January 1994 and real estate with a carrying value of approximately $643,000 was recorded in the year ended December 31, 1994. No gain or loss was incurred upon foreclosure because the estimated fair value of the property is equal to its carrying value. The mortgage balance on this remaining property is approximately $538,000 at December 31, 1995.

      m. On June 17, 1993, the Company purchased two non-performing mortgage loans for a combined price of $13,000,000. Each loan was collateralized by a residential apartment complex located in Lexington, Kentucky. The face value of the non-performing loans was approximately $21,188,000.

             The first non-performing loan, purchased for $6,990,000, was collateralized by a 396 unit multi-family complex. The Company foreclosed on this property ("Stoney Falls"), and received the deed on October 11, 1993. The Company has entered into a management agreement for the operation of this property with a national management organization which began operating the property effective September 1, 1993. Subsequent to the acquisition, the Company received distributions from the receiver and cash flow from the property pertaining to the period prior to formal foreclosure, net of expenditures incurred by the Company, which have been applied as a reduction to the initial cost of the loan. This net cash flow, subsequent to the acquisition, totalled approximately $94,000. During the year ended December 31, 1994, the Company completed major renovations which totalled approximately $1,360,000. In connection with these renovations, approximately $350,000 of non recurring maintenance expenses where incurred. These expenses are included in "Property expenses" for the year ended December 31, 1994. During the year ended December 31, 1995, approximately $267,000 of capital expenditures were incurred. This asset has a carrying value of approximately $8,132,000 and is encumbered by a nonrecourse mortgage payable of approximately $5,438,000 at December 31, 1995.

             The second non-performing loan, purchased for $6,010,000, is collateralized by a 232 unit apartment complex. Foreclosure proceedings were initiated in April 1993 resulting in the debtor filing for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The Company executed an agreement with the borrower, which was approved by the Bankruptcy Court, and foreclosed on this property ("Stoney Brooke") and received the deed on February 11, 1994. Subsequent to the acquisition, the Company received distributions from the seller of the note and began to receive cash flow from the property pertaining to the period prior to formal foreclosure, net of expenditures incurred by the Company, which have been applied as a reduction to the initial cost of the loan. This cash flow, net of expenditures incurred by the Company, totalled approximately $735,000. This property at December 31, 1995 has a carrying value of approximately $5,130,000 and is encumbered by a nonrecourse mortgage payable of approximately $4,449,000.

             A reinvestment incentive fee of approximately $65,000 was paid to the General Partner in 1994. (See Note 3).

             See Note 8f in connection with the mortgage financing of these two properties in 1994.

      n. In March 1994, the Company foreclosed on the property tenanted by Webcraft Technologies and KSS Transportation. As a result, real estate with a carrying value of approximately $626,000 was recorded in the year ended December 31, 1994. No gain or loss was incurred upon foreclosure because the estimated fair value of the property is believed to exceed its carrying value.

      o. In June 1994, the Company sold a property to the tenant, Lockheed Sanders, Inc. The property, which was located in Plainfield, N.J., was subject to a purchase option which was exercised. The selling price was $5,625,000 and a gain of approximately $1,961,000 was recognized in the year ended December 31, 1994. The property was unencumbered by any mortgage.

      p. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

                   1. The first joint venture, formed as an Alabama Limited Liability Company, developed a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, which owns a seventy percent (70%) majority interest in the joint venture, contributed $1,750,000 in June 1994 and the co-venturer contributed $250,000. As of December 31, 1995 and 1994 approximately $220,000 and $250,000, respectively, representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. Distributions will be made in proportion to ownership interests. The co-venturer will be credited with $500,000 of additional capital in lieu of receiving a general contractor's fee.
             Permanent financing has been obtained by the joint venture in the amount of $8,860,000 of which $360,000 is guaranteed by the co-venturer and personally by its principals. The Company funded approximately $140,000 of $200,000 of approved additional improvements with the co-venturer funding the balance. The complex was completed in September 1995, and all rental units were available for occupancy. As of February 1996, approximately 83% of the units are leased. The development totalled approximately $10,889,000, including the acquisition of land valued at approximately $1,138,000. An affiliate of the Company's co-venturer is managing the property.

             For the year ended December 31, 1995, net rental operations resulted in a loss of approximately $301,000, including approximately $289,000 of depreciation and amortization, before consideration of the co-venturer's minority interest in such loss of approximately $90,000.

             A reinvestment incentive fee of approximately $38,000 is due the general partner upon completion of the project (see Note 3).

                   2. The second joint venture, a Delaware limited partnership, is developing a 288 unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). The Company, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $4,022,000 as of December 31, 1995 and is a limited partner. The Company has fulfilled its contribution obligation. The co-venturer is the general partner and has a limited partner interest. The Company is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of December 31, 1995, approximately $12,216,000 of development costs have been incurred of which approximately $6,988,000 represents completed rental units, including the acquisition of land valued at $1,600,000. Construction loan funding at December 31, 1995 was approximately $7,834,000. The first units were available for occupancy in October 1995 and project completion is scheduled for July 1996. As of March 1996, approximately 29% of the rental units are leased. An affiliate of the Company's co-venturer is managing the property.

             For the year ended December 31, 1995, net rental operations resulted in a loss of approximately $115,000, including approximately $87,000 of depreciation and amortization.

             A reinvestment incentive fee of approximately $70,000 will be due the Company's general partner upon completion of the project (see
             Note 3).

      q. On February 1, 1995, the Penske Corp. exercised its purchase option on three properties leased from the Company (two in New Jersey and one in New York). The selling price was approximately $4,535,000 and a gain of approximately $1,003,000 was recognized in the year ended December 31, 1995. Each property was encumbered by first and second mortgages which totalled approximately $1,152,000 and which were paid from the sales proceeds.

      r. On March 24, 1995, the Company sold the property tenanted by Pace Membership Warehouse, Inc. in Taylor, Michigan. The selling price was $9,300,000 and a gain of approximately $3,307,000 was recognized in the year ended December 31, 1995. The property was encumbered by a nonrecourse mortgage payable of approximately $4,346,000 which the purchaser assumed.

      s. On May 18, 1995, the Company purchased approximately 248 acres of partially improved land located in Armonk, New York. The purchase price was approximately $3,044,000. The Company intends to construct approximately 45 to 50 single-family detached luxury homes subject to subdivision and other required approvals. No material development costs have yet been incurred.

             A reinvestment incentive fee of approximately $15,000 is payable to the Company's general partner (see Note 3).

      t. On June 28, 1995, General Signal Technology Corporation, a tenant of a property located in Andover, Massachusetts exercised its rights under the lease to purchase the property. The selling price was approximately $19,808,000 and a loss of approximately $125,000 was recognized in the year ended December 31, 1995. The property was encumbered by two nonrecourse mortgages payable which totalled approximately $10,670,000 and were paid from the sales proceeds.

8.    MORTGAGES PAYABLE

      At December 31, 1995, mortgages payable, all of which are nonrecourse to the Company, are summarized as follows:

                                                                                           Balance at
                                                            Annual Principal              December 31,
      Number of         Range of            Range of              and                -----------------------
      Mortgages       Interest Rates       Maturities       Interest Payment         1995               1994
      ---------       --------------       ----------       ----------------         ----               ----
         21        6.000%  -  8.875%    5/31/96 -  6/1/17     $ 9,828,897       $ 71,926,694       $ 59,351,878
         49        9.000   - 10.875     1/31/96 - 12/1/09      13,657,592         88,055,516        106,344,848
          4       11.500   - 12.250     1/31/96 - 11/1/05         744,262          3,985,351          4,235,589
        -         14.250                                            -                  -              4,163,382
                                                               ----------        -----------        -----------

                                                              $24,230,751        $163,967,561      $174,095,697
                                                               ==========         ===========       ===========


      The following is a summary of the anticipated future principal payments of the mortgages:

                                    Year ending
                                   December 31,                                         Amount
                                   -------------                                        ------
                                      1996                                           $  25,384,587
                                      1997                                              14,080,407
                                      1998                                               8,472,174
                                      1999                                              17,236,691
                                      2000                                              12,127,642
                                  2001 - 2005                                           63,631,953
                                  2006 - 2010                                           20,112,900
                                  2011 - 2015                                            2,884,377
                                  2016 - 2017                                               36,830
                                                                                      ------------
                                                                                     $ 163,967,561
                                                                                      ============

      a. On October 18, 1993, the Company obtained permanent financing on the BJ's property in East Syracuse, New York. The nonrecourse loan is in the principal amount of $4,000,000, bears interest at 8.25% per annum, and matures October 31, 1998 at which time the Company has the option to extend the loan for one to five years, providing certain conditions are met. The monthly debt service is approximately $34,000. Debt placement costs of approximately $156,000 have been incurred.

      b. On December 13, 1993, the Company prepaid a mortgage with an outstanding balance of $3,038,346 that encumbered a property tenanted by the Lockheed Corporation, located in Burbank, CA.
             This mortgage was scheduled to mature on February 1, 1996 and bore interest at 16%. Prepayment penalties of approximately $91,000 were incurred.

      c. On December 22, 1993, the Company refinanced a nonrecourse mortgage loan which had an outstanding principal balance of approximately $7,613,000. This mortgage encumbered a property tenanted by Super Foods Services, Inc. It was scheduled to mature on October 1, 2010 and bore interest at 11.076%. The new mortgage loan which is self-liquidating is in the principal amount of $7,650,000, bears interest at 8.25% per annum, and matures August 1, 2010. Debt placement costs of approximately $333,000 and prepayment penalties of approximately $76,000 were incurred. The new annual debt service of approximately $846,000 reflects a decrease of $156,000 and initial interest savings of approximately $215,000 in 1994.

      d. On March 4, 1994, the Company paid off one nonrecourse mortgage loan and refinanced two nonrecourse mortgage loans that encumbered a total of seven properties tenanted by Toys "R" Us. The loan paid off, which encumbered one property, had an outstanding principal balance of approximately $616,000, bore interest at 10.375%, and was callable at the lender's option in 1994. The two loans refinanced had outstanding principal balances of approximately $1,550,000 and $2,863,000, bore interest at 9.25% and 9.55%, were self-liquidating, and were callable at the lender's option in 1995 and 1996, respectively. The two new mortgage loans, in the principal amounts of approximately $1,464,000 and $3,636,000, bear interest at 7.08%, are self-liquidating and mature January 15, 2012. Debt placement costs of approximately $226,000 have been incurred. The new annual debt service of approximately $532,000 reflects a decrease of approximately $89,000.

      e. A balloon payment of approximately $6,266,000 was originally due June 1, 1994 on a nonrecourse mortgage which encumbered the Holiday Inn in Phoenix, Arizona; however, the Company paid off approximately $2,966,000 on that date and was granted an extension on the remaining balance. The interest rate was 10.75%. On June 27, 1994 the Company refinanced the remaining balance with a nonrecourse mortgage loan in the amount of $3,300,000. The new mortgage loan matures July 27, 1999, bears interest at 10.35% and has a balloon payment due at maturity of approximately $3,120,000. Debt placement costs of approximately $143,000 were incurred. The new annual debt service is approximately $370,000.

      f. On July 25, 1994 the Company obtained financing on the two apartment complexes located in Lexington, Kentucky. The two nonrecourse mortgage loans in the amount of $5,500,000 and $4,500,000 for Stoney Falls and Stoney Brooke Apartments, respectively, bear interest at 8.375% and mature in ten years when balloon payments totaling approximately $8,150,000 will be due. Under the terms of the loans, $100,000 was initially funded on each loan with the balance funded in January 1995. Debt placement costs of approximately $250,000 have been incurred. Annual debt service on the two loans is approximately $956,000.

      g. On December 9 and 23, 1994, the Company prepaid the first and second mortgages, respectively, with aggregate outstanding balances of approximately $3,364,000 which encumbered a property tenanted by Chomerics, Inc. located in Woburn, Massachusetts. The first and second mortgages were scheduled to mature August 1, 2011 and February 1, 2005, respectively, and both bore interest at 13.875%. The first mortgage was callable August 1, 1996.


9.    SENIOR INDEBTEDNESS

      On May 27, 1988, the Company closed a $50,000,000, 10-year senior unsecured debt financing. The notes bear interest at 9.6%, payable semiannually, 2% of which may be deferred and added to the principal at the Company's option during the first five years. During 1993 $546,842 was added to the principal of the note. In May 1994 and 1995, the Company repaid $10,000,000 and approximately $11,308,000 of the outstanding principal balance of the notes, respectively. The Company is required to make principal repayments of approximately $11,308,000 in each of the years 1996 through 1998.

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


10.   RIGHTS OFFERING

      A registration statement relating to the Rights Offering was filed with the Securities and Exchange Commission and declared effective February 23, 1995.

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

      The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit will have a liquidation preference of $10.00 and will entitle the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, the Company with the approval of the Audit Committee of the Board of Directors of the General Partner may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption.

      1,975,640 Rights were issued in the Rights Offering of which 418,307 were exercised. 190,554 Depositary Units and 31, 759 Preferred Units were subscribed for through the exercise of the Over-Subscription Privilege by Rights Holders other than High Coast Limited Partnership ("High Coast"), a Delaware limited partnership.

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

      As of March 6, 1996, High Coast owns 1,741,688 Preferred Units and 12,991,312 Depositary

      Units.


11.   EARNINGS PER SHARE

      Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. The earnings per share calculation for the year ended December 31, 1995 assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of the year. Also, with respect to the year ended December 31, 1995 calculation, net income has been increased by approximately $2,100,000 in accordance with the modified treasury stock method. The dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred Unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units (see Note 10).

12.   RECONCILIATION OF NET EARNINGS PER FINANCIAL STATEMENTS TO TAX REPORTING

                                                    1995              1994               1993
                                                    ----              ----               ----
      Net earnings per financial statements     $ 35,155,620      $ 23,168,564       $ 22,676,754

      Minimum lease payments received,
          net of income earned on leases
          accounted for under the financing
          method                                   7,204,850         6,708,644          6,066,011

      Gain on real estate transactions for tax
          purposes in excess of that for
          financial statement purposes             9,739,167         1,325,735            228,436

      Provision for loss for financial
          statement purposes                         768,701           582,000            462,000

      Difference attributed to joint
          ventures and minority interest             (85,692)          (29,367)           (25,094)

      Difference between expense accruals,
          net of income accruals, at
          beginning of year and end of year         (993,688)         (256,431)           584,286

      Depreciation and amortization for
          tax purposes in excess of that for
          financial statement purposes due
          to leases accounted for under the
          financing method                        (7,071,152)       (9,532,694)        (9,818,998)

      Other                                          (26,218)          (26,218)           (26,218)
                                                 -----------       -----------        -----------

      Taxable income                            $ 44,691,588      $ 21,940,233       $ 20,147,177
                                                 ===========       ===========        ===========

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)
       (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                              Three Months Ended
                                                     ----------------------------------------------------------------
                                                                March 31,                       June 30,
                                                                ----------                      --------
                                                           1995            1994            1995          1994
                                                           ----            ----            ----          ----
       Revenues                                          $ 16,199       $ 15,943        $ 17,234       $ 15,156
                                                           ======         ======          ======         ======

       Earnings before property transactions             $  6,155       $  5,231        $  7,336       $  5,030
       Provision for loss on real estate                      -              (75)            -             (237)
       Gains on property transactions                       4,321          1,364             (85)         2,236
                                                           ------         ------          ------         ------

       Net earnings                                      $ 10,476       $  6,520        $  7,251       $  7,029
                                                           ======         ======          ======         ======

       Net earnings per limited partnership unit           $.48 (1)        $.46           $.25 (1)        $.50
                                                            ===             ===            ===             ===

                                                                              Three Months Ended
                                                     ----------------------------------------------------------------
                                                              September 30,                   December 31,
                                                              -------------                   ------------
                                                           1995            1994            1995          1994
                                                           ----            ----            ----          ----
       Revenues                                          $ 19,245       $ 14,750        $ 17,242       $ 15,702
                                                           ======         ======          ======         ======

       Earnings before property transactions             $  9,966       $  4,411        $  7,376       $  4,905
       Provision for loss on real estate                     (611)           (75)           (158)          (195)
       Gains on property transactions                         176            238             680            336
                                                           ------         ------          ------         ------

       Net earnings                                      $  9,531       $  4,574        $  7,898       $  5,046
                                                           ======         ======          ======         ======

       Net earnings per limited partnership unit         $.33 (1)          $.32         $.27 (1)          $.36
                                                          ===               ===          ===               ===

       Net earnings per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

(1) Includes the issuance of additional Partnership units and equivalent units in 1995.

14.    COMMITMENTS AND CONTINGENCIES

       a. On December 31, 1995, the Company held a mortgage note receivable in the principal amount of $96,938. The mortgage encumbers one property together with a collateral assignment of the ground lease and rent. The property is tenanted by Gino's. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of this property and seven other properties. The tenant has remained current in its lease obligations.

             The terms of the mortgage called for a balloon payment of $1,100,000 on January 1, 1992 which was not received. On January 9, 1992, the Company gave written notice of default to Sheldon Lowe and Joseph T. Comras, the mortgagors and the current owners at that date of the eight properties. As of December 31, 1995, the Company has commenced foreclosure action on the Gino's property which is located in Pennsylvania. The Company foreclosed on the property in Michigan on October 7, 1993 and real estate with carrying value of approximately $70,000 was recorded in the year ended December 31, 1993. On February 25, 1994 the Company foreclosed on the previously encumbered property formerly tenanted by Lionel Leisure located in Pennsylvania. In September 1994, this property was sold and no gain or loss was incurred upon disposition. In October 1994, the Company foreclosed on two properties located in Massachusetts and real estate with a carrying value of approximately $102,000 was recorded in the year ended December 31, 1994. During the year ended December 31, 1995, the Company completed foreclosure actions on three properties (one in Pennsylvania and two in New Jersey), tenanted by Gino's and Foodarama. As a result, real estate with a carrying value of approximately $256,000 was recorded. No gain or loss was incurred or is anticipated upon foreclosure because the estimated fair value of the properties exceeds their carrying value.

       b. Lockheed Missile and Space Company, Inc. ("Lockheed"), a tenant of the Company's leasehold property in Palo Alto, California, has entered into a consent decree with the California Department of Toxic Substances Control ("CDTS") to undertake certain environmental remediation at this property. Lockheed has estimated that the environmental remediation costs may be up to approximately $14,000,000. In a non-binding determination by the CDTS, Lockheed was found responsible for approximately 75% of such costs and the balance was allocated to other parties. The Company was allocated no responsibility for any such costs.

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

      c. On January 25, 1995, the Grand Union Company, a tenant leasing eight properties owned by the Company, filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. These eight properties' annual rentals total approximately $1,450,000 (including two properties which are sublet, representing approximately $58,000 in annual rentals). The tenant is current in its obligations under the lease. The tenant rejected the lease on one property located in Waterford, NY effective July 31, 1995 by order of the Bankruptcy Court on June 6, 1995. The annual rent for this property was approximately $103,000. The Company is now actively marketing this property for sale and believes the property's carrying value of $1,057,149 at December 31, 1995 to exceed its estimated net realizable value by $157,149, for which a provision for loss on real estate was recorded in the year then ended.

             In June 1995, the tenant emerged from Bankruptcy. The tenant affirmed five of the seven remaining leases and allowed the two sub-let property's leases to remain in effect. At December 31, 1995, the carrying value of these seven properties is approximately $11,203,000. One of these properties is encumbered by a nonrecourse mortgage payable of approximately $4,672,000. The Company has filed a proof of claim with the Bankruptcy Court for the rejected lease.

      d. On June 23, 1995, Bradlees Stores, Inc., a tenant leasing four properties owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rentals for these four properties is approximately $1,320,000. The tenant is current in its obligations under the leases. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court. There are existing assignors who are still obligated to fulfill all of the terms and conditions of the leases.

             At December 31, 1995, the carrying value of these four properties is approximately $7,537,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $2,031,000.

      e. On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of prepetition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court. At December 31, 1995, the property has a carrying value of approximately $2,005,000 and is unencumbered by any mortgage.


15.   PROPERTY HELD FOR SALE

      At December 31, 1995, the Company owned seven properties that were being actively marketed for sale. At December 31, 1995, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of the properties is estimated to be approximately $1,983,000, after incurring a provision for loss on real estate in the amount of $157,149 in the year ended December 31, 1995 (see Note 14c).
      At December 31, 1994, the aggregate value of the properties was estimated to be approximately $413,000 after incurring a provision for loss on real estate in the amount of approximately $85,000 in the year then ended.


16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Cash and Cash Equivalents, Accounts Receivable, Construction Loans Payable, Mortgages Payable and Accounts Payable and Accrued Expenses

      The carrying amount of cash and cash equivalents, accounts receivable, construction loans payable, mortgages payable and accounts payable and accrued expenses are carried at cost, which approximates their fair value.

      Mortgages Receivable

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

      The approximate estimated fair values of the mortgages receivable held as of December 31, 1995 are summarized as follows:

                                                                       At December 31, 1995
                                                              --------------------------------------
      Collateralized by                                           Net                    Estimated
      Property Tenanted by                                     Investment               Fair Value
      --------------------                                     ----------               ----------
      Gino's, Inc., and Foodarama
         Supermarkets, Inc.                                   $    36,000              $      5,000
      Hardee's Food Systems, Inc.                                  51,000                   169,000
      Bank of Virginia                                            348,000                   419,000
      Best Products Co., Inc.                                     225,000                   224,000
      Data 100 Corp.                                              798,000                 3,105,000
      Easco Corp.                                                 951,000                 3,535,000
      Winchester Partnership                                    1,859,000                 1,809,000

      The net investment at December 31, 1995 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

      Senior Indebtedness

      The approximate fair value and carrying value of the Company's senior indebtedness at December 31, 1995 is $34,106,000 and $33,923,000,
      respectively. The estimated fair value is based on the amount of future cash flows associated with the instrument discounted using the rate at which the Company believes it could currently replace the senior indebtedness.

      Limitations

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

17.   DISTRIBUTIONS PAYABLE

      Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interest in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

18.   SUBSEQUENT EVENTS

      a. On January 10, 1996, Rickel Home Centers, Inc., a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. This property's annual rental totals approximately $90,000. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. The tenant is current in its obligations under the lease.

      b. On January 11, 1996, Forte Hotels, Inc. ("Forte") a/k/a Travelodge, a tenant in a property owned by the Company entered into a Lease Termination and Mutual Release Agreement ("Agreement"). This Agreement terminated the lease, which was due to expire on June 30, 1996, effective January 17, 1996 and required Forte to pay the Company $2,800,000 in consideration of the early lease termination and certain deferred maintenance items. In addition, this property was encumbered by two mortgages. The first mortgage with a principal balance of approximately $84,000 was paid off on January 18, 1996. The second mortgage with a principal balance of approximately $231,000 was paid off March 1, 1996.

             As a result of the above settlement and mortgage payoffs, the Company will recognize "Other income" of approximately $2,700,000, net of related costs, in the quarter ended March 31, 1996. The carrying value of this property at December 31, 1995 is approximately $762,000. The Company believes that the carrying value of the asset is fairly stated at December 31, 1995.

   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

Item 10.         Directors and Executive Officers of AREP.

         The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

         Name                               Age                               Office
         ----                               ---                               ------
Carl C. Icahn                              60                       Chairman of the Board

Alfred D. Kingsley                         53                       Director

Mark H. Rachesky                           37                       Director and Vice President

William A. Leidesdorf                      50                       Director

Jack G. Wasserman                          59                       Director

John P. Saldarelli                         54                       Vice President, Secretary and Treasurer


         Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He is also President and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a Delaware corporation ("SHC") and Chairman of the Board and a Director of various of SHC's subsidiaries, including ACF Industries, Inc., a New Jersey corporation ("ACF"). SHC is primarily engaged in the business of holding, either directly or through subsidiaries, a majority of the common stock of ACF and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. In 1979, Mr. Icahn acquired control and presently serves as Chairman of the Board of Directors of Bayswater Realty & Capital Corp., which is a real estate investment and development company. ACF, Icahn & Co., Inc. and Bayswater Realty & Capital Corp. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. Mr. Icahn was Chief Executive Officer and Member of the Office of the Chairman of Trans World Airlines, Inc. ("TWA") from November 8, 1988 to January 8, 1993; Chairman of the Board of Directors of TWA from January 3, 1986 to January 8, 1993 and Director of TWA from September 27, 1985 to January 8, 1993. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations which invest in publicly traded securities.

         Alfred D. Kingsley has served as Director of the General Partner since November 15, 1990. He was also Vice Chairman of the Board of Directors of TWA from February 1, 1989





                                     III-1
to January 8, 1993 and a Member of the Office of the Chairman from November 8, 1988 to January 8, 1993. Mr. Kingsley was a Director of TWA from September 27, 1985 to January 8, 1993. He also was a Director and Executive Officer and Director of Research at Icahn & Co., Inc. and related entities from 1968 until December 1994. He also has been Vice Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. Mr. Kingsley has also been a Senior Managing Director of Greenway Partners, L.P. since May 1993, which invests in publicly traded securities.

         Mark H. Rachesky, M.D. has served as Director of the General Partner since November 15, 1990 and as Vice President since November 29, 1990. Beginning February 1990, Dr. Rachesky acted as a senior investment advisor to Carl C. Icahn and his affiliated companies and shortly thereafter, he became their chief investment officer. Dr. Rachesky is also the sole Managing Director of Starfire Holding Corporation, which is responsible for substantially all of Mr. Icahn's investment activities. Dr. Rachesky has been a director of Samsonite Corporation since June 1993, and is also a director of Culligan Water Technologies, Inc. since its spin-off from Samsonite in August 1995. From August 1993, Dr. Rachesky has served as a director of Cadus Pharmaceutical Corporation. From June 1987 to February 1990, Dr. Rachesky was employed by an affiliate of the Robert M. Bass Group, Inc. where he was involved in financing and investment activity. Dr. Rachesky is a graduate of the Stanford University School of Medicine and School of Business.

         William A. Leidesdorf has served as Director of the General Partner since March 26, 1991. Since April 1995, Mr. Leidesdorf has acted as an independent real estate investment banker. From January 1, 1994 through April 1995, Mr. Leidesdorf was Managing Director of RFG Financial, Inc., a commercial mortgage company. From September 30, 1991 to December 31, 1993, Mr. Leidesdorf was Senior Vice President of Palmieri Asset Management Group. From May 1, 1990 to September 30, 1991, Mr. Leidesdorf was Senior Vice President of Lowe Associates, Inc., a real estate development company, where he was involved in the acquisition of real estate and the asset management workout and disposition of business areas. He also acted as the Northeast Regional Director for Lowe Associates, Inc. From June 1985 to January 30, 1990, Mr. Leidesdorf was Senior Vice President and stockholder of Eastdil Realty, Inc., a real estate company, where he was involved in the asset management workout, disposition of business and financing areas. During the interim period from January 30, 1990 through May 1, 1990, Mr. Leidesdorf was an independent contractor for Eastdil Realty, Inc. on real estate matters.

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





                                     III-2

         William Leidesdorf and Jack G. Wasserman are on the Audit Committee of the Board of Directors of the General Partner.

         Each of Messrs. Icahn and Kingsley served on the Board of Directors of TWA. On January 31, 1992, TWA filed a petition for bankruptcy in the U.S. Bankruptcy Court in Delaware, seeking reorganization under Chapter 11 of the Bankruptcy Code. In connection therewith, the Pension Benefit Guaranty Corporation asserted that there existed in the TWA defined benefit plans an underfunding deficiency, and that if the Plans were terminated, TWA and all members of the controlled group of which TWA was a member, including the General Partner, would be liable, jointly and severally, for approximately $1.2 billion. On January 8, 1993, TWA, the Pension Benefit Guaranty Corporation, Mr. Icahn and the members of the controlled group, among others, settled all claims and potential claims which they had against each other.

         Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Effective June 15, 1993, directors who are not employed by AREP or certain affiliates, receive fees of $3,000 for attendance at each quarterly meeting of the Board of Directors. Mr. Kingsley, Mr. Leidesdorf and Mr. Wasserman each received $12,000 for attendance at meetings in 1995.

         Each of the executive officers of the General Partner performs services for other affiliates of the General Partner.

         There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

         If distributions (which are payable in kind) are not made to the holders of Preferred Units on any two Payment Dates (which need not be consecutive), the holders of more than 50% of all outstanding Preferred Units, including the General Partner and its affiliates, voting as a class, will be entitled to appoint two nominees for the Board of Directors of the General Partner. Holders of Preferred Units owning at least 10% of all outstanding Preferred Units, including the General Partner and its affiliates to the extent that they are holders of Preferred Units, may call a meeting of the holders of Preferred Units to elect such nominees. Once elected, the nominees will be appointed to the Board of Directors of the General Partner by Icahn. As directors, the nominees will, in addition to their other duties as directors, be specifically charged with reviewing all future distributions to the holders of the Preferred Units. Such additional directors shall serve until the full distributions accumulated on all outstanding Preferred Units have been declared and paid or set apart for payment. If and when all accumulated distributions on the Preferred Units have been declared and paid or set aside for payment in full, the holders of Preferred Units shall be divested of the special voting rights provided by the failure to pay such distributions, subject to revesting in the event of each and every subsequent default. Upon termination of such special voting rights attributable to all holders of Preferred Units with respect to payment of distributions, the term of office of each director nominated by the holders of Preferred Units (the "Preferred Unit Directors") pursuant to such special voting rights shall terminate and the number of directors constituting the entire Board of Directors shall be reduced by the number of Preferred Unit Directors. The holders of the Preferred Units have no other





                                     III-3
rights to participate in the management of AREP and are not entitled to vote on any matters submitted to a vote of the holders of Depositary Units.


Filing of Reports

         To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 1995.


Item 11.         Executive Compensation. (1)

         The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 1995, 1994 and 1993. (2)

                           SUMMARY COMPENSATION TABLE
                              Annual Compensation

- -----------------------------------------------------------------------------------------------------------
          (a)                                                     (b)                               (c)

 Name and Principal Position                                      Year                           Salary ($)
 ---------------------------                                     ------                          ----------
 John P. Saldarelli(3)                                            1995                            126,000
 Vice President, Secretary and Treasurer                          1994                            126,000
                                                                  1993                            126,000

- --------------------

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

(2) Carl C. Icahn, the Chief Executive Officer, received no compensation as such for the periods indicated. In addition, other than John P. Saldarelli, no other executive officer received compensation in excess of $100,000 from AREP for the applicable period.

(3) On March 18, 1991, Mr. Saldarelli was elected Vice President, Secretary and Treasurer of the General Partner. Mr. Saldarelli devotes substantially all of his time to the performance of services for AREP and the General Partner. The other executive officers and directors of the General Partner devote only a portion of their time to performance of services for AREP.

                                     III-4

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


Item 12.   Security Ownership of Certain
           Beneficial Owners and Management.

         As discussed below, effective February 22, 1995 the General Partner and its affiliates contributed all of their Depositary Units to the Guarantor in exchange for a general partner interest in the Guarantor. As a result, as of February 22, 1995, the Guarantor owned 1,365,768 Depositary Units, or approximately 9.89% of the Depositary Units then outstanding, prior to giving effect to the Rights Offering. There were no outstanding Preferred Units on that date. After giving effect to the Rights Offering, the Guarantor owned 11,689,896 Depositary Units, or approximately 45.6% of the Depositary Units then outstanding, and 1,720,688 Preferred Units, or 87.1% of the Preferred Units then outstanding. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner held by virtue of its 1% General Partner interest in each of AREP and the Subsidiary. In addition, the Guarantor received certain registration rights with respect to its Depositary Units and Preferred Units for providing the subscription guaranty but was not otherwise compensated. Prior to May 1993, Icahn's ownership of the General Partner was through his affiliate, Meadowstar Holding Company, Inc. ("Meadowstar"). Meadowstar had originally purchased all of the outstanding shares of common stock of (i) the General Partner and (ii) API Nominee Corp., a Delaware corporation ("Nominee"), pursuant to an Acquisition Agreement, dated as of September 13, 1990 (the "Acquisition Agreement") between Meadowstar and Integrated Resources, Inc. In May 1993, Icahn purchased all of the outstanding shares of the General Partner from Meadowstar. As a result, Icahn became the beneficial owner of the 1,254,280 Depositary Units owned by the General Partner. Icahn may also be deemed to be the beneficial owner of the 148,962 Depositary Units owned of record by Nominee (the Units owned by Nominee are Depositary Units of holders who have not yet exchanged their limited partner interests) which, in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Icahn disclaims such beneficial ownership. During the fiscal year ended December 31, 1995, the Guarantor acquired 810,416 Depositary Units in open market purchases. As a result of these purchases and subsequent purchases in 1996 to date and after giving effect to the Rights Offering, as of March 20, 1996, the Guarantor owns 12,991,312 Depositary Units, or approximately 50.6% of the outstanding Depositary Units and 1,741,688 Preferred Units or approximately 88.2% of the outstanding Preferred Units.

                 The affirmative vote of Unitholders holding more than 75% of the total number of all Units then outstanding, including Depositary Units held by the General Partner and its





                                     III-5
affiliates, is required to remove the General Partner. Thus, since Icahn, through the Guarantor, holds approximately 50.6% of the Depositary Units outstanding after giving effect to the Rights Offering and subsequent purchases to date, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including the Guarantor, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, as the Guarantor holds in excess of 50% of the Depositary Units outstanding, Icahn, through the Guarantor, will have effective control over such approval rights.

         As of March 20, 1996, to the best knowledge of AREP, Wellington Management Company, a Massachusetts corporation, who filed a Schedule 13-G on January 26, 1996, owns 1,526,546 Depositary Units, or approximately 5.95% of the outstanding Depositary Units.

         The following table provides information, as of March 20, 1996, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.

                                          Beneficial                          Beneficial
     Name of                             Ownership of         Percent        Ownership of        Percent
     Beneficial Owner                  Depositary Units      of Class      Preferred Units       of Class
     ----------------                --------------------    --------    --------------------    --------
     Carl C. Icahn (1)                    12,991,312             50.6         1,741,688             88.2%

     All directors and executive
     officers                             12,991,312             50.6         1,741,688             88.2%
     as a group (6 persons)

- ---------------
(1) Carl C. Icahn, through the Guarantor, is the beneficial owner of the 12,991,312 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 148,962 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary, but inclusive of the Depositary Units the Guarantor acquired through the Rights Offering. Furthermore, pursuant to a registration rights agreement entered into by the Guarantor in connection with the Rights Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by the Guarantor.





                                     III-6

Item 13.   Certain Relationships and Related Transactions.

Related Transactions with the General Partner and its Affiliates


         For the year ended December 31, 1995, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 1995 the General Partner was allocated $699,597 of the income of AREP as a result of its 1.99% general partner interest in AREP.

         In May 1995, AREP and an affiliate of the General Partner ("Affiliate") entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for AREP and the Affiliate to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, AREP entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. AREP has sublet to certain affiliates of the General Partner 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. Affiliates of the General Partner reimbursed AREP for approximately $15,000 in rent paid by AREP on its behalf during 1995 in connection with the new lease. The prior lease, which was terminated, provided for approximately 6,900 square feet at an annual rental of $155,000 to AREP. In addition, AREP and the Affiliate received a lease termination fee of $350,000 allocated $175,000 to AREP and $175,000 to the Lessor. Such allocations and the terms of the sublease were reviewed and approved by the Audit Committee of the Board of Directors of the General Partner.


Property Management and Other Related Transactions

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

         The General Partner and its affiliates may receive fees in connection with the acquisition, sale, financing, development and management of new properties acquired by AREP. As development and other new properties are acquired, developed, constructed, operated, leased and financed, the General Partner or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to AREP in accordance with AREP Agreement and customary to the industry. It is not possible to state precisely what role, if any, the General Partner or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not


                                    III-7
possible to state the amount of the income, fees or commissions the General Partner or its affiliates might be paid in connection with the investment of the Rights Offering proceeds since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. However, Unitholders may expect that, subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to AREP, the fees charged by the General Partner and its affiliates for the services described below generally will be within the ranges set forth below:

         - Property Management and Asset Management Services. To the extent that AREP acquires any properties requiring active management (e.g., operating properties that are not net leased) or asset management services, including on site services, it may enter into management or other arrangements with the General Partner or its affiliates. Generally, it is contemplated that under property management arrangements, the entity managing the property would receive a property management fee (generally 3% to 6% of gross rentals for direct management, depending upon the location) and under asset management arrangements, the entity managing the asset would receive an asset management fee (generally .5% to 1% of the appraised value of the asset for asset management services, depending upon the location) in payment for its services and reimbursement for costs incurred.

         - Brokerage and Leasing Commissions. AREP also may pay affiliates of the General Partner real estate brokerage and leasing commissions (which generally may range from 2% to 6% of the purchase price or rentals depending on location; this range may be somewhat higher for problem properties or lesser-valued properties).

         - Lending Arrangements. The General Partner or its affiliates may lend money to, or arrange loans for, AREP. Fees payable to the General Partner or its affiliates in connection with such activities include mortgage brokerage fees (generally .5% to 3% of the loan amount), mortgage origination fees (generally .5% to 1.5% of the loan amount) and loan servicing fees (generally
 .10% to .12% of the loan amount), as well as interest on any amounts loaned by the General Partner or its affiliates to AREP.

         - Development and Construction Services.   The General Partner or its
affiliates may also receive fees for development services, generally 1% to 4% of development costs, and general contracting services or construction management services, generally 4% to 6% of construction costs.

         - Reinvestment Incentive Fees. Subject to the limitations described below, the General Partner is entitled to receive a reinvestment incentive fee (a "Reinvestment Incentive Fee") for performing acquisition services equal to a percentage of the purchase price (whether paid in cash, Depositary Units, other securities and/or with mortgage financing) of properties (other than Predecessor Properties) acquired from July 1, 1987 through July 1, 1997. This percentage is 1% for the first five years and 1/2% for the second five years. Although a Reinvestment Incentive Fee accrues each time a property is acquired, Reinvestment Incentive Fees are only payable on an annual basis, within 45 days after the end of each calendar year, if the following subordination provisions are satisfied. Reinvestment Incentive Fees accrued in any year will





                                     III-8
only be payable if the sum of (x) the sales price of all Predecessor Properties (net of associated debt which encumbered these Properties at the consummation of the Exchange) sold through the end of that year and (y) the appraised value of all Predecessor Properties which have been financed or refinanced (and not subsequently sold), net of the amount of any refinanced debt through the end of that year determined at the time of such financings or refinancings, exceeds the aggregate values assigned to those Predecessor Properties for purposes of the Exchange. If the subordination provisions are not satisfied in any year, payment of Reinvestment Incentive Fees for that year will be deferred. At the end of each year a new determination will be made with respect to subordination requirements (reflecting all sales, financings and refinancings from the consummation of the Exchange through the end of that year) in order to ascertain whether Reinvestment Incentive Fees may be payable irrespective of whether distributions have been made or are projected to be made to Unitholders. Through December 31, 1995, an aggregate of (i) 140 Predecessor Properties were sold or disposed of for an aggregate amount of approximately $69,123,000 net of associated indebtedness which encumbered these Properties at the consummation of the Exchange, and (ii) 25 Predecessor Properties were refinanced at an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $113,554,000. Aggregate appraised values attributable to these Predecessor Properties for purposes of the Exchange were approximately $105,039,000. Accordingly, through December 31, 1995, AREP satisfied the subordination requirements detailed above.

         AREP may also enter into other transactions with the General Partner and its affiliates, including, without limitation, buying and selling properties and borrowing and lending funds from or to the General Partner or its affiliates, joint venture developments and issuing securities to the General Partner or its affiliates in exchange for, among other things, assets that they now own or may acquire in the future, provided the terms of such transactions are fair and reasonable to AREP. The General Partner is also entitled to reimbursement by AREP for all allocable direct and indirect overhead expenses (including, but not limited to, salaries and rent) incurred in connection with the conduct of AREP's business.

         In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefor. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee of the Board of Directors of the General Partner. In 1995 such amounts were approximately $86,000, which reimbursement was approved by the Audit Committee of the General Partner.

         The Audit Committee of the Board of Directors of the General Partner meets on an annual basis, or more often if necessary, to review any conflicts of interest which may arise, including the payment by AREP of any fees to the General Partner or any of its affiliates. The General Partner and its affiliates may not receive duplicative fees.





                                     III-9

Nonqualified Unit Option Plan

         AREP has adopted the Plan, under which options to purchase an aggregate of 1,416,910 Depositary Units may be granted to officers and key employees of the General Partner and AREP who provides services to AREP. To date, no options have been granted under the Plan. See Item 11 - "Executive Compensation."





                                    III-10

                                    Part IV

Item 14.        Exhibits, Financial Statement Schedules
                and Reports on Form 8-K.

(a)(1)          Financial Statements:

         The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                                    Page
                                                                    Number
                                                                    ------
Independent Auditors' Report                                        II-12

Consolidated Balance Sheets -                                       II-13-14
December 31, 1995 and 1994

Consolidated Statements of Earnings -                               II-15
Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in Partners' Equity -            II-16
Years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows -                             II-17-18
Years ended December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                          II-19

(a)(2)          Financial Statement Schedules:
                -----------------------------

Schedule III -  Real Estate Owned and Revenues                      IV-5-22
                Earned (by tenant or guarantor,
                as applicable)

All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto.

(a)(3)           Exhibits:

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

         3.3          Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREP (filed as Exhibit 3.3 to
                      AREP's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         3.4          Certificate of Limited Partnership of American Real Estate Holdings Limited Partnership (the "Subsidiary"),
                      dated February 17, 1987, and amendment thereto, dated March 12, 1987 (filed as Exhibit No. 3.3 to AREP's
                      Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

         3.5          Amended and Restated Agreement of Limited Partnership of the Subsidiary, dated as of July 1, 1987 (filed as
                      Exhibit No. 3.4 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

         4.1          Depositary Agreement among AREP, the General Partner and Registrar and Transfer Company, dated as of July 1,
                      1987 (filed as Exhibit No. 4.1 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

         4.2          Amendment No. 1 to the Depositary Agreement (filed as Exhibit 4.2 to AREP's Annual Report on Form 10-K for the
                      year ended December 31, 1994 and incorporated herein by reference).

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

         4.5          Specimen Certificate representing Preferred Units (filed as Exhibit No. 4.9 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767)  and incorporated herein by reference).

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

         10.10        Subscription Guaranty Agreement between AREP and High Coast Limited Partnership (the "Guarantor") (filed as
                      Exhibit 4.10 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

         10.11        Registration Rights Agreement between AREP and the Guarantor (filed as Exhibit 4.11 to AREP's
                      Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).

         10.12        Amended and Restated Agency Agreement (filed as Exhibit 10.12 to AREP's Annual Report on Form 10-K for the
                      year ended December 31, 1994 and incorporated herein by reference).

         10.13        Subscription Agent Agreement (filed as Exhibit 10.13 to AREP's Annual Report on Form 10-K for the year ended
                      December 31, 1994 and incorporated herein by reference).

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


(b)      Reports on Form 8-K:

         (1) AREP filed a Current Report on Form 8-K (the "Form 8-K") with the Securities and Exchange Commission on March 16, 1995. Pursuant to
         Item 5 of the Form 8-K, AREP released its earnings for the fourth quarter and fiscal year ended December 31, 1995 and also announced that no distribution would be made for the fiscal quarter ending March 31, 1996.

         (2) AREP filed a Current Report on Form 8-K (the "Form 8-K") with the Securities and Exchange Commission on December 4, 1995. Pursuant to
         Item 5 of the Form 8-K, AREP announced that no distribution would be made for the fourth quarter of 1995 and that no distributions are expected to be made in 1996.

                       AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership                  Schedule III
                                                                   ------------
                                                                      page 1



                     REAL ESTATE OWNED AND REVENUES EARNED
              -------------    --------------   --------------

                                                                              Part 1 - Real estate owned at December 31, 1995 -
                                                                                           Accounted for under the:
                                                                          ---------------------------------------------------------
                                                                                                Operating Method
                                                                          ---------------------------------------------------------

                                                                                                             Amount
                                                                                                             Carried
                                                      No. of      Amount of   Initial Cost       Cost of     at close   Reserve for
                                              State  Locations  Encumberances to Company      Improvements  of period  Depreciation
- -----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
- -------------------------------------

   Acme Markets, Inc. and FPBT of Penn.       PA        1                     $2,004,393                  $2,004,393    $1,314,697
   Alabama Power Company                      AL        5       5,033,746
   Amer Stores and The Fidelity Bank          PA        1
   Amer Stores, Grace, & Shottenstein Stores  NJ        1                      2,043,567                   2,043,567     1,489,539
   American Recreation Group, Inc.            NC        1
   Amterre Ltd. Partnership                   NJ        1                      1,559,648                   1,559,648
   Amterre Ltd. Partnership                   PA        2         987,374        639,797                     639,797
   Amterre Ltd. Partnership                   PA        1       2,345,097
   Best Products Co., Inc.                    VA        1          16,727
   Caldor, Inc.                               MA        1
   Chesebrough-Pond's Inc.                    CN        1                      1,549,805                   1,549,805     1,070,864
   Chomerics, Inc.                            MA        1
   Coldwell Banker & Co.                      CA        1                        482,399                     482,399       226,386
   Coldwell Banker & Co.                      MN        1                        998,771                     998,771       672,174
   Coldwell Banker & Co.                      VA        1                        803,998                     803,998       453,368
   Coldwell Banker & Co.                      MO        1
   Collins Foods International, Inc.          OR        6         136,869        298,451                     298,451
   Collins Foods International, Inc.          CA        3         194,939        429,166                     429,166
   Collins Foods International, Inc.          IL        1                              0                           0
   Cordis Corporation                         FL        1      14,628,215
   David Miller of California                 CA        1                      1,036,681                   1,036,681       453,148
   Dillon Companies, Inc.                     MO        1                        546,681                     546,681       284,686
   Dillon Companies, Inc.                     LA        8                      1,555,112                   1,555,112       830,746
   Druid Point Bldg.                          GA        1                      4,919,046           910     4,919,956       521,787
   Duke Power Co.                             NC        1       3,465,631
   European American Bank and Trust Co.       NY        1                      1,355,210                   1,355,210     1,207,260
   Farwell Bldg.                              MN        1       1,366,386      4,101,006       951,280     5,052,286       587,899
   Federated Department Stores, Inc.          CA        1                              0                           0             0
   Federated Department Stores, Inc.          CA        1                        363,342                     363,342
   First National Supermarkets, Inc.          CT        1      15,084,046
   First Union National Bank                  NC        1
   Fisher Scientific Company                  IL        1         480,176        597,806                     597,806        98,431
   Foodarama Supermarkets, Inc.               PA        1                      1,317,844                   1,317,844       815,718
   Forte Hotels International, Inc.           NJ        1       1,133,475
   Forte Hotels International, Inc.           TX        1         329,645      3,572,242                   3,572,242     2,810,501

                                        Part 1 - Real estate owned at December 31, 1995 -     Part 2 - Revenues earned for the
                                                   Accounted for under the:                    Year ended December 31, 1995
                                        --------------------------------------------------------------------------------------
                                            Operating Method       Financing Method
                                        -----------------------  ----------------------

                                                 Rent due                 Minimum lease               Expended
                                                and accrued                payments due    Total    for interest,
                                               or received                and accrued    revenue      taxes,        Net income
                                               in advance at     Net          at end    applicable   repairs and    applicable
                                               end of period  Investment    of period    to period    expenses       to period
- ------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
- -------------------------------------

    Acme Markets, Inc. and FPBT of Penn.                                                  $245,888      $39,937       $205,951
    Alabama Power Company                                     $8,120,488                   851,792      481,998        369,794
    Amer Stores and The Fidelity Bank                            746,379      ($3,250)      91,721            0         91,721
    Amer Stores, Grace, & Shottenstein Stores                                              232,735       22,100        210,635
    American Recreation Group, Inc.                              738,606                    73,201          761         72,440
    Amterre Ltd. Partnership                                   3,442,111                   469,379       18,028        451,351
    Amterre Ltd. Partnership                       ($6,147)    2,102,022      (24,901)     293,906       99,733        194,173
    Amterre Ltd. Partnership                                   6,447,887      (70,618)     641,867      255,191        386,676
    Best Products Co., Inc.                                    3,587,991                   354,092       11,013        343,079
    Caldor, Inc.                                               2,005,151       11,716      190,970       19,534        171,436
    Chesebrough-Pond's Inc.                        (11,770)                                141,236      102,337         38,899
    Chomerics, Inc.                                            6,558,715       80,505      832,845      (38,896)       871,741
    Coldwell Banker & Co.                            4,935                                  59,215        8,971         50,244
    Coldwell Banker & Co.                           10,280                                 123,364       24,871         98,493
    Coldwell Banker & Co.                            8,224                                  98,692       16,775         81,917
    Coldwell Banker & Co.                                                                        0        7,141         (7,141)
    Collins Foods International, Inc.                            178,591                    47,678       13,711         33,967
    Collins Foods International, Inc.                            252,760                    68,349       24,429         43,920
    Collins Foods International, Inc.                                  0                         0            0              0
    Cordis Corporation                                        19,587,827                 1,988,130    1,509,165        478,965
    David Miller of California                       5,290                                  63,482       20,750         42,732
    Dillon Companies, Inc.                         (13,087)                                 57,850       12,756         45,094
    Dillon Companies, Inc.                         (15,819)                                220,140       39,583        180,557
    Druid Point Bldg.                                                                      201,016      469,445       (268,429)
    Duke Power Co.                                             5,317,568      (66,431)     536,173      349,310        186,863
    European American Bank and Trust Co.                                                   175,000       64,244        110,756
    Farwell Bldg.                                                                          926,778      623,766        303,012
    Federated Department Stores, Inc.                                                            0            0              0
    Federated Department Stores, Inc.               12,779       416,818                    67,212            0         67,212
    First National Supermarkets, Inc.                         24,571,019     (221,459)   2,272,113    1,459,007        813,106
    First Union National Bank                                    649,224                    59,997          142         59,855
    Fisher Scientific Company                                                              163,000       68,568         94,432
    Foodarama Supermarkets, Inc.                                                           120,516       35,567         84,949
    Forte Hotels International, Inc.                           6,656,998      (59,447)     606,883      150,145        456,738
    Forte Hotels International, Inc.                                                       334,152      141,430        192,722

                       AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership                  Schedule III
                                                                   ------------
                                                                      page 2

                     REAL ESTATE OWNED AND REVENUES EARNED
              -------------    --------------   --------------

                                                                              Part 1 - Real estate owned at December 31, 1995 -
                                                                                           Accounted for under the:
                                                                          ---------------------------------------------------------
                                                                                                Operating Method
                                                                          ---------------------------------------------------------

                                                                                                           Amount
                                                                                                           Carried
                                                      No. of      Amount of   Initial Cost     Cost of     at close     Reserve for
                                              State  Locations  Encumberances to Company    Improvements  of period    Depreciation
- -----------------------------------------------------------------------------------------------------------------------------------
   Fox Grocery Company                        WV        1       1,479,272
   General Signal Technical Corp.             MA        1
   Gino's, Inc.                               MO        1         101,431      209,213                     209,213
   Gino's, Inc.                               CA        1          89,311      225,100                     225,100
   Gino's, Inc.                               OH        1          93,261      201,938                     201,938
   Gino's, Inc.                               IL        1          76,301      235,972                     235,972
   Gino's, Inc.                               NJ        1          81,688      259,525                     259,525
   Gino's, Inc. & The A&P Co.                 PA        1         309,332    3,022,710                   3,022,710     1,894,099
   Grand Union Co.                            NJ        1                      430,664                     430,664
   Grand Union Co.                            MD        1                      372,383                     372,383       239,755
   Grand Union Co.                            NY        3                    1,110,120                   1,110,120
   Grand Union Co.                            NY        1
   Grand Union Co.                            VA        1                      266,468                     266,468       171,842
   Grand Union Co.                            NY        1       4,672,275
   Gunite                                     IN        1         234,727    1,134,565                   1,134,565     1,017,044
   G.D. Searle & Co.                          MD        1                      299,229                     299,229       136,070
   G.D. Searle & Co.                          OH        1                            0                           0             0
   G.D. Searle & Co.                          MN        1                      261,918                     261,918       167,299
   G.D. Searle & Co.                          AL        1                            0                           0             0
   G.D. Searle & Co.                          OH        1                            0                           0             0
   G.D. Searle & Co.                          IL        1                      256,295                     256,295       149,249
   G.D. Searle & Co.                          FL        1                            0                           0             0
   G.D. Searle & Co.                          MN        1                      339,358                     339,358       136,164
   G.D. Searle & Co.                          IL        1                      323,559                     323,559       214,450
   G.D. Searle & Co.                          TN        1                      214,421                     214,421       134,786
   G.D. Searle & Co.                          TN        1                            0                           0             0
   G.D. Searle & Co.                          MD        1                      325,891                     325,891       135,089
   G.D. Searle & Co.                          LA        1
   Hancock                                    LA        1       2,344,465    4,484,256                   4,484,256       614,311
   Haverty Furniture Companies, Inc.          GA        1         296,867
   Haverty Furniture Companies, Inc.          FL        1         224,164
   Haverty Furniture Companies, Inc.          VA        1         281,722
   Holiday Inn                                AZ        1       3,254,594    8,661,230       367,645     9,028,875     1,141,233
   Integra A Hotel and Restaurant Co.         AL        2                      245,625                     245,625
   Integra A Hotel and Restaurant Co.         IL        1                      198,392                     198,392
   Integra A Hotel and Restaurant Co.         IN        1                      231,513                     231,513
   Integra A Hotel and Restaurant Co.         OH        1

                                        Part 1 - Real estate owned at December 31, 1995 -     Part 2 - Revenues earned for the
                                                   Accounted for under the:                    Year ended December 31, 1995
                                        --------------------------------------------------------------------------------------
                                            Operating Method       Financing Method
                                        -----------------------  ----------------------

                                                 Rent due                 Minimum lease               Expended
                                                and accrued                payments due    Total    for interest,
                                               or received                and accrued    revenue      taxes,        Net income
                                               in advance at     Net          at end    applicable   repairs and    applicable
                                               end of period  Investment    of period    to period    expenses       to period
- ------------------------------------------------------------------------------------------------------------------------------
    Fox Grocery Company                                        3,521,376                   316,059      139,288        176,771
    General Signal Technical Corp.                                                       1,105,293      650,770        454,523
    Gino's, Inc.                                    (4,899)      188,145                    36,310        9,442         26,868
    Gino's, Inc.                                    (4,311)      179,142                    45,398       11,823         33,575
    Gino's, Inc.                                                 160,238                    41,502       10,108         31,394
    Gino's, Inc.                                    (4,736)      166,539                    48,165       11,948         36,217
    Gino's, Inc.                                    (4,027)      206,149                    51,079       12,630         38,449
    Gino's, Inc. & The A&P Co.                      (5,417)                                299,053      113,651        185,402
    Grand Union Co.                                              474,997                    89,724           15         89,709
    Grand Union Co.                                                                         33,750        7,744         26,006
    Grand Union Co.                                            1,224,356                   231,272          155        231,117
    Grand Union Co.                                                                         59,947      123,318        (63,371)
    Grand Union Co.                                                                         24,150        3,722         20,428
    Grand Union Co.                                            7,735,443                   713,735      482,544        231,191
    Gunite                                         (16,667)                                200,000       73,934        126,066
    G.D. Searle & Co.                                                                       27,000        5,372         21,628
    G.D. Searle & Co.                                                                            0        3,356         (3,356)
    G.D. Searle & Co.                                                                       22,162        3,519         18,643
    G.D. Searle & Co.                                                                            0          856           (856)
    G.D. Searle & Co.                                                                            0            0              0
    G.D. Searle & Co.                               (1,918)                                 23,013        6,185         16,828
    G.D. Searle & Co.                                                                        5,390        6,780         (1,390)
    G.D. Searle & Co.                                                                       30,614        7,011         23,603
    G.D. Searle & Co.                                                                       28,319        4,516         23,803
    G.D. Searle & Co.                                                                       18,740       12,338          6,402
    G.D. Searle & Co.                                                                            0        5,193         (5,193)
    G.D. Searle & Co.                                                                       28,598        5,365         23,233
    G.D. Searle & Co.                                                                        7,486        1,290          6,196
    Hancock                                         (2,847)                                436,170      404,473         31,697
    Haverty Furniture Companies, Inc.                            698,446                    62,761       30,229         32,532
    Haverty Furniture Companies, Inc.                            529,125                    47,546       22,758         24,788
    Haverty Furniture Companies, Inc.                            674,314                    60,860       28,744         32,116
    Holiday Inn                                    222,608                               5,713,473    4,915,231        798,242
    Integra A Hotel and Restaurant Co.                         1,540,326                   253,388            0        253,388
    Integra A Hotel and Restaurant Co.                           549,309                   110,523            0        110,523
    Integra A Hotel and Restaurant Co.                           660,868                   126,821            0        126,821
    Integra A Hotel and Restaurant Co.                           717,080                   101,668            0        101,668

                       AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership                  Schedule III
                                                                   ------------
                                                                      page 3

                     REAL ESTATE OWNED AND REVENUES EARNED
              -------------    --------------   --------------

                                                                              Part 1 - Real estate owned at December 31, 1995 -
                                                                                           Accounted for under the:
                                                                          ---------------------------------------------------------
                                                                                                Operating Method
                                                                          ---------------------------------------------------------

                                                                                                            Amount
                                                                                                           Carried
                                                      No. of      Amount of   Initial Cost     Cost of     at close   Reserve for
                                              State  Locations  Encumberances to Company    Improvements  of period  Depreciation
- -----------------------------------------------------------------------------------------------------------------------------------
   Integra A Hotel and Restaurant Co.         MO        1                      224,837                     224,837
   Integra A Hotel and Restaurant Co.         TX        1                      228,793                     228,793
   Integra A Hotel and Restaurant Co.         MI        1                      234,464                     234,464
   Intermountain Color                        KY        1          71,070      559,644                     559,644       392,843
   J.C. Penney Company, Inc.                  MA        1         110,839    2,484,262                   2,484,262     1,429,333
   Kansas City Round Up, Inc.                 KS
   Kelley Springfield Tire Company            TN        1                      120,946                     120,946        71,165
   K-Mart Corporation                         LA        1         872,405
   K-Mart Corporation                         WI        1
   K-Mart Corporation                         FL        1
   K-Mart Corporation                         MN        1         625,000
   K-Mart Corporation                         FL        1                    2,581,077       175,921     2,756,998     1,622,806
   K-Mart Corporation                         IA        1
   K-Mart Corporation                         FL        1                    2,636,000                   2,636,000     1,692,753
   K-Mart Corporation                         IL        1         338,058
   Kobacker Stores, Inc.                      MI        4                      215,148                     215,148
   Kobacker Stores, Inc.                      KY        1          75,916       88,364                      88,364
   Kobacker Stores, Inc.                      OH        5          75,543      354,140          (110)      354,030
   Kobacker Stores, Inc.                      FL        1         174,059      186,211                     186,211
   Kraft, Inc.                                NC        1                    1,434,125                   1,434,125     1,051,233
   Landmark Bancshares Corporation            MO        1
   Levitz Furniture Corporation               NY        1                    1,648,463                   1,648,463
   Lockheed Corporation                       CA        1                    2,449,469                   2,449,469
   Lockheed Corporation                       NJ        1
   Louisiana Power and Light Company          LA        8       5,385,523
   Louisiana Power and Light Company          LA        7       3,221,674    3,496,322        (4,891)    3,491,431
   Macke Co.                                  VA        1                      553,113                     553,113       350,281
   Marsh Supermarkets, Inc.                   IN        1                    5,001,933                   5,001,933     1,670,725
   Montgomery Ward, Inc.                      PA        1         887,277    3,289,166                   3,289,166     2,020,875
   Montgomery Ward, Inc.                      NJ        1
   Morrison, Inc.                             AL        1                      324,288                     324,288
   Morrison, Inc.                             GA        2                      347,404                     347,404
   Morrison, Inc.                             FL        1                      375,392                     375,392
   Morrison, Inc.                             VA        2                      363,059                     363,059
   M.C.O. Properties                          CO        1           1,579
   National Convenience Stores, Inc.          TX
   North Carolina National Bank               SC        6                    2,938,008                   2,938,008       907,373

                                        Part 1 - Real estate owned at December 31, 1995 -     Part 2 - Revenues earned for the
                                                   Accounted for under the:                    Year ended December 31, 1995
                                        --------------------------------------------------------------------------------------
                                            Operating Method       Financing Method
                                        -----------------------  ----------------------

                                                 Rent due                 Minimum lease               Expended
                                                and accrued                payments due    Total    for interest,
                                               or received                and accrued    revenue      taxes,        Net income
                                               in advance at     Net          at end    applicable   repairs and    applicable
                                               end of period  Investment    of period    to period    expenses       to period
- ------------------------------------------------------------------------------------------------------------------------------
   Integra A Hotel and Restaurant Co.                            549,508                   114,868            0        114,868
   Integra A Hotel and Restaurant Co.                            655,406                   146,556            0        146,556
   Integra A Hotel and Restaurant Co.                            639,957                   143,470            0        143,470
   Intermountain Color                              (6,417)                                 76,417       35,785         40,632
   J.C. Penney Company, Inc.                       (20,854)                                250,244      101,878        148,366
   Kansas City Round Up, Inc.                                                                    0            0              0
   Kelley Springfield Tire Company                                                          11,449        3,760          7,689
   K-Mart Corporation                                          1,763,760                   148,182       85,753         62,429
   K-Mart Corporation                                          2,014,945                   181,291            0        181,291
   K-Mart Corporation                                          2,410,825                   230,436            0        230,436
   K-Mart Corporation                                          1,868,777       13,340      152,941       54,038         98,903
   K-Mart Corporation                                                                      302,337      158,634        143,703
   K-Mart Corporation                                          1,440,868                   135,267            0        135,267
   K-Mart Corporation                                          1,984,651                   426,438       60,642        365,796
   K-Mart Corporation                                          1,047,866                    83,549       31,152         52,397
   Kobacker Stores, Inc.                             6,479       453,821                    36,976          215         36,761
   Kobacker Stores, Inc.                             1,884       106,607                    19,802        8,974         10,828
   Kobacker Stores, Inc.                             9,691       656,732                   123,826       40,521         83,305
   Kobacker Stores, Inc.                             4,008       224,627                    42,178       20,569         21,609
   Kraft, Inc.                                     (24,007)                                142,897       21,279        121,618
   Landmark Bancshares Corporation                             4,758,696                   667,021            0        667,021
   Levitz Furniture Corporation                    (13,017)    2,405,435      (27,661)     376,176            0        376,176
   Lockheed Corporation                                        4,360,086                   768,552        4,366        764,186
   Lockheed Corporation                                                                          0        1,694         (1,694)
   Louisiana Power and Light Company                          13,389,795      172,448    1,676,689      534,549      1,142,140
   Louisiana Power and Light Company                39,198     4,755,128       63,957    1,057,428      343,531        713,897
   Macke Co.                                         5,000                                  60,000        6,999         53,001
   Marsh Supermarkets, Inc.                                                                548,962      231,479        317,483
   Montgomery Ward, Inc.                                                                   314,280      160,121        154,159
   Montgomery Ward, Inc.                                       1,671,132                   146,484        3,116        143,368
   Morrison, Inc.                                    3,518       781,317       10,372      141,685            0        141,685
   Morrison, Inc.                                    3,793       750,295       10,097      306,388        3,111        303,277
   Morrison, Inc.                                    3,997       787,495       10,204      149,090            0        149,090
   Morrison, Inc.                                    3,940     1,905,992       24,420      290,554          801        289,753
   M.C.O. Properties                                (7,250)              (1)                52,749        7,169         45,580
   National Convenience Stores, Inc.                                                         9,424          787          8,637
   North Carolina National Bank                     18,269                                 218,755       56,419        162,336

                       AMERICAN REAL ESTATE PARTNERS, LP
                             a limited partnership                 Schedule III
                                                                   ------------
                                                                      page 4

                     REAL ESTATE OWNED AND REVENUES EARNED
                    ------------  --------------  ---------

                                                                              Part 1 - Real estate owned at December 31, 1995 -
                                                                                           Accounted for under the:
                                                                          ---------------------------------------------------------
                                                                                                Operating Method
                                                                          ---------------------------------------------------------

                                                                                                             Amount
                                                                                                             Carried
                                                      No. of      Amount of   Initial Cost       Cost of     at close   Reserve for
                                              State  Locations  Encumberances to Company      Improvements  of period  Depreciation
- -----------------------------------------------------------------------------------------------------------------------------------
   Occidental Petroleum Corp.                 CA        1       2,083,578      2,564,053                   2,564,053       363,326
   Ohio Power Co. Inc.                        OH        1
   Old National Bank of Washington            WA        1                       4,190,632                   4,190,632    1,830,477
   Pace Membership Warehouse, Inc.            MI        1
   Penske Corp.                               NJ        2
   Penske Corp.                               OH        1         166,844
   Penske Corp.                               NY        1
   Penske Corp.                               MI        1         207,778       3,284,450                   3,284,450    1,816,955
   Petrolane, Inc.                            LA        1
   Pioneer Standard Electronics, Inc.         NY        1          55,092         365,354                     365,354
   Pneumo Corp.                               OH        1       1,174,441
   Ponderosa Systems, Inc.                    GA        1
   Portland General Electric Company          OR        1      35,534,172
   Rouse Company                              MD        1       4,018,418
   Rummel Fibre Co., Inc.                     GA        1                               0                           0
   Safeway Stores, Inc.                       LA        1                       1,782,885                   1,782,885    1,034,762
   Sams                                       MI        1       5,679,283       8,844,225                   8,844,225    1,049,002
   Smith's Management Corp.                   NV        1         427,639
   Southland Corporation                      FL       10                       1,162,971                   1,162,971      626,779
   Sperry - Sun Drilling                      CAN       1
   Stop 'N Shop Co., Inc.                     NY        1                       5,013,507                   5,013,507    3,454,933
   Stop 'N Shop Co., Inc.                     VA        1       1,143,339
   Super Foods Services, Inc.                 MI        1       7,186,060
   SuperValu Stores, Inc.                     MN        1                       1,370,965                   1,370,965      158,589
   SuperValu Stores, Inc.                     OH        1                       3,000,671                   3,000,671      357,702
   SuperValu Stores, Inc.                     GA        1                       2,344,836                   2,344,836      276,190
   SuperValu Stores, Inc.                     IN        1                       2,267,573                   2,267,573      266,710
   Telecom Properties, Inc.                   OK        1          55,736
   Telecom Properties, Inc.                   KY        1         145,625         281,253                     281,253
   The A&P Company                            MI        1
   The TJX Companies, Inc.                    IL        1
   Toys "R" Us, Inc.                          MA        1         612,590         330,605                     330,605
   Toys "R" Us, Inc.                          IL        1         794,453         427,993                     427,993
   Toys "R" Us, Inc.                          NY        1         894,956         480,785                     480,785
   Toys "R" Us, Inc.                          TX        1         933,243         501,836                     501,836
   Toys "R" Us, Inc.                          MI        1         892,537
   Toys "R" Us, Inc.                          TX        1         637,527

                                        Part 1 - Real estate owned at December 31, 1995 -     Part 2 - Revenues earned for the
                                                   Accounted for under the:                    Year ended December 31, 1995
                                        --------------------------------------------------------------------------------------
                                            Operating Method       Financing Method
                                        -----------------------  ----------------------

                                                 Rent due                 Minimum lease               Expended
                                                and accrued                payments due    Total    for interest,
                                               or received                and accrued    revenue      taxes,        Net income
                                               in advance at     Net          at end    applicable   repairs and    applicable
                                               end of period  Investment    of period    to period    expenses       to period
- ------------------------------------------------------------------------------------------------------------------------------
   Occidental Petroleum Corp.                                                                    0      317,490       (317,490)
   Ohio Power Co. Inc.                                          4,131,774     114,600      384,862        1,697        383,165
   Old National Bank of Washington                                                         677,222      493,183        184,039
   Pace Membership Warehouse, Inc.                                                               0      150,340       (150,340)
   Penske Corp.                                                                             28,767       11,685         17,082
   Penske Corp.                                                  626,168                    60,757       17,936         42,821
   Penske Corp.                                                                             15,616          674         14,942
   Penske Corp.                                                                            347,495       65,090        282,405
   Petrolane, Inc.                                                                          34,018         (480)        34,498
   Pioneer Standard Electronics, Inc.                            581,057                    90,718        9,515         81,203
   Pneumo Corp.                                                2,485,733       27,923      242,813      116,323        126,490
   Ponderosa Systems, Inc.                                                                       0          353           (353)
   Portland General Electric Company                          53,308,138      428,109    4,598,293    3,202,805      1,395,488
   Rouse Company                                               6,714,267       62,280      593,252      410,397        182,855
   Rummel Fibre Co., Inc.                                                                   18,270            0         18,270
   Safeway Stores, Inc.                                                                     85,150       13,236         71,914
   Sams                                                                                  1,167,894      725,195        442,699
   Smith's Management Corp.                                      883,647                    79,415       41,712         37,703
   Southland Corporation                                                                   214,592       64,151        150,441
   Sperry - Sun Drilling                                                                    69,683       38,308         31,375
   Stop 'N Shop Co., Inc.                                                                  454,145      149,527        304,618
   Stop 'N Shop Co., Inc.                                      3,038,584      (30,930)     273,456      108,950        164,506
   Super Foods Services, Inc.                                 10,544,185                 1,121,571      622,206        499,365
   SuperValu Stores, Inc.                          (43,680)                                114,885       26,679         88,206
   SuperValu Stores, Inc.                           84,630                                 319,834       58,394        261,440
   SuperValu Stores, Inc.                           13,237                                 224,215       45,631        178,584
   SuperValu Stores, Inc.                           (7,325)                                193,024       44,128        148,896
   Telecom Properties, Inc.                                      125,713        1,338       11,820        5,691          6,129
   Telecom Properties, Inc.                          2,293       112,224        1,274       38,001       14,891         23,110
   The A&P Company                                             1,780,281                   186,641          269        186,372
   The TJX Companies, Inc.                                     2,836,063      (54,094)     247,784            0        247,784
   Toys "R" Us, Inc.                                             761,036                   108,557       45,718         62,839
   Toys "R" Us, Inc.                                             982,537                   125,094       59,290         65,804
   Toys "R" Us, Inc.                                           1,098,708                   128,097       67,221         60,876
   Toys "R" Us, Inc.                                           1,150,423                   146,446       69,648         76,798
   Toys "R" Us, Inc.                                           1,088,756                    95,939       48,258         47,681
   Toys "R" Us, Inc.                                           1,515,075                   134,645       67,351         67,294

                       AMERICAN REAL ESTATE PARTNER, LP
                             a limited partnership                 Schedule III
                                                                   ------------
                                                                      page 5

                       REAL ESTATE OWNED REVENUES EARNED
                   -------------  ------------  -----------

                                                                              Part 1 - Real estate owned at December 31, 1995 -
                                                                                           Accounted for under the:
                                                                          ---------------------------------------------------------
                                                                                                Operating Method
                                                                          ---------------------------------------------------------

                                                                                                             Amount
                                                                                                             Carried
                                                      No. of      Amount of   Initial Cost       Cost of     at close   Reserve for
                                              State  Locations  Encumberances to Company      Improvements  of period  Depreciation
- -----------------------------------------------------------------------------------------------------------------------------------
   Trafalgar Industries, Inc.                 NY        1         285,008
   Unisource Corporation                      CA        1
   USA Petroleum Corporation                  SC        2                        163,161                     163,161
   USA Petroleum Corporation                  OH        1                         78,443                      78,443
   USA Petroleum Corporation                  GA        2                        138,062                     138,062
   Waban                                      NY        1       3,813,302      8,112,513       185,788     8,298,301       282,343
   Watkins                                    MO        1                        965,741                     965,741        38,762
   Webcraft Technologies                      MD        1         594,044        780,774                     780,774        54,773
   Wetterau, Inc.                             PA        1
   Wetterau, Inc.                             NJ        2         991,981
   Wickes Companies, Inc.                     CA        3       1,698,075      4,330,986                   4,330,986     2,345,723



RESIDENTIAL PROPERTY LAND AND BUILDING
- -------------------------------------
   Stoney Falls                               KY        1       5,438,030      8,291,102       267,436     8,558,538       426,345
   Stoney Brooke                              KY        1       4,449,298      5,250,000       113,441     5,363,441       233,750
   Crown Cliffs                               AL        1       8,831,461      1,138,000     9,751,183    10,889,183(2)    265,569
   Westover Hills                             NC        1                      1,600,000     5,388,427     6,988,427(3)     69,433




COMMERCIAL PROPERTY - LAND
- --------------------------
   Easco Corp.                                NC        1                        157,560                     157,560
   Foodarama supermarkets, Inc.               NY        1                        140,619                     140,619
   Foodarama supermarkets, Inc.               PA        1                        112,554                     112,554
   Gino's, Inc.                               MD        1                         86,027                      86,027
   Gino's, Inc.                               MI        1                         71,160                      71,160
   Gino's, Inc.                               MA        2                        102,048                     102,048
   Gino's, Inc.                               NJ        2                        143,938                     143,938
   J.C. Penney Company, Inc.                  NY        1                         51,009                      51,009
   Levitz Furniture Corporation               CA        2                      1,134,836                   1,134,836
   Levitz Furniture Corporation               KS        1                        460,490                     460,490
   Lionel                                     PA

                                        Part 1 - Real estate owned at December 31, 1995 -     Part 2 - Revenues earned for the
                                                   Accounted for under the:                    Year ended December 31, 1995
                                        --------------------------------------------------------------------------------------
                                            Operating Method       Financing Method
                                        -----------------------  ----------------------

                                                 Rent due                 Minimum lease               Expended
                                                and accrued                payments due    Total    for interest,
                                               or received                and accrued    revenue      taxes,        Net income
                                               in advance at     Net          at end    applicable   repairs and    applicable
                                               end of period  Investment    of period    to period    expenses       to period
- ------------------------------------------------------------------------------------------------------------------------------
   Trafalgar Industries, Inc.                                                            2,008,741      124,923      1,883,818
   Unisource Corporation                                                                         0            0              0
   USA Petroleum Corporation                                     308,267                    42,612            0         42,612
   USA Petroleum Corporation                                     148,205                    20,487            0         20,487
   USA Petroleum Corporation                                     260,845                    36,056            0         36,056
   Waban                                                                                   659,262      463,056        196,206
   Watkins                                          (9,000)            0                   439,046       21,143        417,903
   Webcraft Technologies                                                                   171,353       90,135         81,218
   Wetterau, Inc.                                                916,460                    96,328        3,143         93,185
   Wetterau, Inc.                                              1,993,471                   207,882      120,707         87,175
   Wickes Companies, Inc.                           37,000                                 686,887      255,067        431,820



RESIDENTIAL PROPERTY LAND AND BUILDING
- -------------------------------------
   Stoney Falls                                                                          2,131,988    1,651,536        480,452
   Stoney Brooke                                                                         1,335,006    1,059,553        275,453
   Crown Cliffs                                                                            795,550    1,006,798       (211,248)
   Westover Hills                                                                           53,103      168,148       (115,045)




COMMERCIAL PROPERTY - LAND
- --------------------------
   Easco Corp.                                      (2,083)                                 12,400          143         12,257
   Foodarama supermarkets, Inc.                                                             14,000            0         14,000
   Foodarama supermarkets, Inc.                                                              2,000       14,932        (12,932)
   Gino's, Inc.                                                                              7,143            0          7,143
   Gino's, Inc.                                                                              7,143            0          7,143
   Gino's, Inc.                                                                             14,286          344         13,942
   Gino's, Inc.                                                                              5,357        8,506         (3,149)
   J.C. Penney Company, Inc.                                                                 5,500            0          5,500
   Levitz Furniture Corporation                        458                                 117,077            0        117,077
   Levitz Furniture Corporation                                                             47,009            0         47,009
   Lionel                                                                                        0      (17,957)        17,957

                       AMERICAN REAL ESTATE PARTNERS, LP
                             a limited partnership
                                                                    Schedule III
                                                                    ------------
                                                                        page 6

                     REAL ESTATE OWNED AND REVENUES EARNED
                 ---------------   --------------  ----------

                                                                          Part 1 - Real estate owned at December 31, 1995 -
                                                                                      Accounted for under the:
                                                                      ---------------------------------------------------------
                                                                                            Operating Method
                                                                      ---------------------------------------------------------

                                                                                                         Amount
                                                                                                         Carried
                                                  No. of      Amount of   Initial Cost       Cost of     at close   Reserve for
                                          State  Locations  Encumberances to Company      Improvements  of period  Depreciation
- -------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY - BUILDING
- ------------------------------
   Bank South                             GA        1       2,018,511
   Harwood Square                         IL        1                      6,810,478                   6,810,478      2,603,602
   Holiday Inn                            FL        1                      6,492,400       162,417     6,654,817      1,180,084
   Lockheed Corporation                   CA        1
   Safeway Stores, Inc.                   CA        1                        558,652                     558,652        472,543
   Toys "R" Us, Inc.                      RI        1
   United Life & Accident Ins. Co.        NH        1       2,432,946
   Wickes Companies, Inc.                 PA        1         190,915
   Weigh-Tronix, Inc.                     CA        1




DEVELOPMENT PROPERTY
- ------------------------------
   Dellwood                               NY        1                      3,104,793                   3,104,793
   Grassy Hollow                          NY        1                        598,145                     598,145
   East Syracuse                          NY        2                      1,243,789                   1,243,789





                                                         -------------------------------------------------------------------------
                                                         $163,967,561   $175,951,812   $17,359,447  $193,311,259(1) $49,406,334(1)
                                                         =========================================================================

                                        Part 1 - Real estate owned at December 31, 1995 -     Part 2 - Revenues earned for the
                                                   Accounted for under the:                    Year ended December 31, 1995
                                        --------------------------------------------------------------------------------------
                                            Operating Method       Financing Method
                                        -----------------------  ----------------------

                                                 Rent due                 Minimum lease                  Expended
                                                and accrued                payments due      Total     for interest,
                                               or received                and accrued      revenue       taxes,         Net income
                                               in advance at     Net          at end      applicable    repairs and     applicable
                                               end of period  Investment    of period      to period     expenses        to period
- ----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY - BUILDING
- ------------------------------
   Bank South                                                  3,950,065                    398,919        239,028         159,891
   Harwood Square                                    5,778                                  707,869        362,768         345,101
   Holiday Inn                                     400,622                                4,217,221      4,085,827         131,394
   Lockheed Corporation                                        6,091,013                    872,823              0         872,823
   Safeway Stores, Inc.                                                                      26,900         20,691           6,209
   Toys "R" Us, Inc.                                           1,079,730                    102,709              0         102,709
   United Life & Accident Ins. Co.                             4,688,575      (43,667)      395,358        240,501         154,857
   Wickes Companies, Inc.                                      3,427,188                    389,541         33,960         355,581
   Weigh-Tronix, Inc.                                          2,914,612                    298,857              0         298,857




DEVELOPMENT PROPERTY
- ------------------------------
   Dellwood                                                                                       0              0               0
   Grassy Hollow                                                                                  0              0               0
   East Syracuse                                                                                  0              0               0





                                                  --------------------------------------------------------------------------------
                                                  $682,633  $281,532,529     $430,125   $61,522,086    $32,209,576     $29,312,510
                                                  ================================================================================


(1)   Amount shown includes hotel operating properties.

(2) The Company owns a 70% interest in the joint venture which owns this property.

(3) The Company owns a 90% interest in the joint venture which owns this property.

                                                                    SCHEDULE III
                                                                          PAGE 7

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1995

     1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1995                                                  $185,327,608
    Additions during period                                                    22,019,288
    Write downs                                                                  (768,701)
    Reclassifications during period to assets held for sale                    (3,227,355)
    Disposals during period                                                   (10,039,581)
                                                                             ------------
    Balance-December 31, 1995                                                $193,311,259
                                                                             ============

     b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1995                                                  $ 48,234,722
    Depreciation during period                                                  4,731,153
    Disposals during period                                                    (2,106,287)
    Reclassifications during period to property held for sale                  (1,453,254)
                                                                             ------------
    Balance-December 31, 1995                                                $ 49,406,334
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

     2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1995                                                  $314,260,786
    Reclassifications during period                                            (1,280,739)
    Disposals during period                                                   (24,242,668)
    Amortization of unearned income                                            29,452,066
    Minimum lease rentals received                                            (36,656,916)
                                                                             ------------
    Balance-December 31, 1995                                                $281,532,529
                                                                              ===========

     3. The aggregate cost of real estate owned for Federal income tax purposes is $376,471,538.

                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1995

     4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

    Net income applicable to financing and operating leases                  $ 29,312,510
    Add interest income - other                                                 8,398,380
                                                                               ----------
                                                                               37,710,890
                                                                               ----------
    Deduct expenses not allocated:
    General and administrative expenses                                         2,605,331
    Nonmortgage interest expense                                                3,696,889
    Other                                                                         575,794
                                                                               ----------
                                                                                6,878,014
                                                                               ----------
    Earnings before gain on property transacitons                              30,832,876
    Provision for loss on property                                               (768,701)
    Gain on sales of real estate                                                5,091,445
                                                                               ----------
    Net earnings                                                             $ 35,155,620
                                                                               ==========

                                                                     (Continued)

                                                                    Schedule III
                                                                          Page 8

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1994

     1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1994                                                  $176,050,393
    Additions during period                                                    12,496,354
    Write downs                                                                  (322,000)
    Reclassifications during period to assets held for sale                    (1,340,935)
    Disposals during period                                                    (1,556,204)
                                                                             ------------
    Balance-December 31, 1994                                                $185,327,608
                                                                             ============

     b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1994                                                  $ 45,040,784
    Depreciation during period                                                  4,501,318
    Disposals during period                                                      (709,930)
    Reclassifications during period to property held for sale                    (597,450)
                                                                             ------------
    Balance-December 31, 1994                                                $ 48,234,722
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

     2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1994                                                  $327,470,322
    Additions during period                                                        41,256
    Write-downs                                                                  (110,000)
    Disposals during period                                                    (6,432,148)
    Amortization of unearned income                                            31,990,262
    Minimum lease rentals received                                            (38,698,906)
                                                                             ------------
    Balance-December 31, 1994                                                $314,260,786
                                                                              ===========

     3. The aggregate cost of real estate owned for Federal income tax purposes is $402,624,341.

                                                                     (Continued)

                                                                    Schedule III
                                                                        Page 8.1

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1994

     4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

    Net income applicable to financing and operating leases                  $ 26,648,827
    Add interest income - other                                                 1,438,491
                                                                               ----------
                                                                               28,807,318
                                                                               ----------
    Deduct expenses not allocated:
    General and administrative expenses                                         2,791,123
    Nonmortgage interest expense                                                4,731,517
    Other                                                                         987,979
                                                                               ----------
                                                                                8,510,619
                                                                               ----------
    Earnings before gain on property transactions                              19,576,699
    Provision for loss on property                                               (582,000)
    Gain on sales of real estate                                                4,173,865
                                                                               ----------
    Net earnings                                                             $ 23,168,564
                                                                               ==========

                                                                     (Continued)

                                                                    SCHEDULE III
                                                                          PAGE 9

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1993

     1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1993                                                  $162,201,694
    Additions during period                                                    20,347,239
    Write downs                                                                  (247,000)
    Reclassifications during period from financing leases                         800,429
    Reclassifications during period to assets held for sale                    (2,212,215)
    Disposals during period                                                    (4,839,754)
                                                                             ------------
    Balance-December 31, 1993                                                $176,050,393
                                                                             ============

     b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1993                                                  $ 44,105,825
    Depreciation during period                                                  3,992,036
    Disposals during period                                                    (1,896,524)
    Reclassifications during period to property held for sale                  (1,160,553)
                                                                             ------------
    Balance-December 31, 1993                                                $ 45,040,784
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

     2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

    Balance-January 1, 1993                                                  $330,322,814
    Additions during period                                                     4,130,942
    Reclassifications during period                                              (800,429)
    Disposals during period                                                      (116,994)
    Amortization of unearned income                                            32,851,135
    Minimum lease rentals received                                            (38,917,146)
                                                                             ------------
    Balance-December 31, 1993                                                $327,470,322
                                                                              ===========

     The aggregate cost of real estate owned for Federal income tax purposes is $398,245,532.

                                                                     (Continued)

                                                                    SCHEDULE III
                                                                        PAGE 9.1

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1993

     4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

    Net income applicable to financing and operating leases                  $ 24,390,249
    Add interest income - other                                                 2,009,598
                                                                               ----------
                                                                               26,399,847
                                                                               ----------
    Deduct expenses not allocated:
    General and administrative expenses                                         2,454,786
    Nonmortgage interest expense                                                5,070,729
    Other                                                                         495,561
                                                                               ----------
                                                                                8,021,076
                                                                               ----------
    Earnings before gain on property transactions and extraordinary item       18,378,771
    Provision for loss on property                                               (462,000)
    Gain on sales of real estate                                                4,759,983
                                                                               ----------
    Net earnings                                                             $ 22,676,754
                                                                               ==========

                                                                     (Continued)

                                                                    Schedule III
                                                                    Page 10

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD)
DECEMBER 31, 1995
- -------------------------------------------------------------------------------

                                                                                     Net
 State                                                                            Investment
 -----                                                                           ------------
Alabama                                                                          $ 10,442,132
California                                                                         14,214,432
Connecticut                                                                        24,571,019
Florida                                                                            25,524,549
Georgia                                                                             5,659,651
Illinois                                                                            5,582,313
Indiana                                                                               660,868
Iowa                                                                                1,440,868
Kentucky                                                                              218,831
Louisiana                                                                          19,908,683
Maryland                                                                            6,714,267
Massachusetts                                                                       9,324,902
Michigan                                                                           14,507,001
Minnesota                                                                           1,868,777
Missouri                                                                            5,496,349
Nevada                                                                                883,647
New Hampshire                                                                       4,688,575
New Jersey                                                                         14,444,858
New York                                                                           13,044,999
North Carolina                                                                      6,705,397
Ohio                                                                                8,925,929
Oklahoma                                                                              125,713
Oregon                                                                             53,486,728
Pennsylvania                                                                       13,639,937
Rhode Island                                                                        1,079,730
South Carolina                                                                        308,267
Texas                                                                               3,320,904
Virginia                                                                            9,206,882
West Virginia                                                                       3,521,376
Wisconsin                                                                           2,014,945
                                                                                 ------------

                                                                                 $281,532,529
                                                                                  ===========

                                                                     (Continued)

                                                                 Schedule III
                                                                 Page 10.1

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1995
- --------------------------------------------------------------------------------

                             Amount at which
                               Carried at                   Reserve for
   State                      Close of Year                 Depreciation
   -----                     ---------------                ------------
[S]                           [C]                         [C]
Alabama                       $   11,459,096              $     265,568
Arizona                            9,028,875                  1,141,233
California                        13,574,684                  3,861,125
Connecticut                        1,549,805                  1,070,864
Florida                           13,772,389                  5,122,422
Georgia                            7,750,258                    797,977
Illinois                           8,850,494                  3,065,734
Indiana                            8,635,584                  2,954,479
Kansas                               460,490                      -
Kentucky                          14,851,240                  1,052,938
Louisiana                         11,313,683                  2,479,819
Maryland                           1,864,304                    565,688
Massachusetts                      2,916,915                  1,429,333
Michigan                          12,649,448                  2,865,957
Minnesota                          8,023,299                  1,722,126
Missouri                           1,946,471                    323,448
New Jersey                         4,437,341                  1,489,539
New York                          23,410,097                  4,944,535
North Carolina                     8,580,112                  1,120,666
Ohio                               3,635,082                    357,702
Oregon                               298,451                      -
Pennsylvania                      10,386,463                  6,045,388
South Carolina                     3,101,170                    907,373
Tennessee                            335,367                    205,951
Texas                              4,302,872                  2,810,501
Virginia                           1,986,638                    975,491
Washington                         4,190,631                  1,830,477
                                ------------                -----------

                              $  193,311,259              $  49,406,334
                                ============                ===========


                                                                    (Continued)

                                                                    Schedule III
                                                                    Page 11

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE
FINANCING METHOD) DECEMBER 31, 1994
- --------------------------------------------------------------------------------

                                                                                     Net
 State                                                                            Investment
 -----                                                                           ------------
Alabama                                                                          $ 10,774,730
California                                                                         14,865,499
Colorado                                                                              403,433
Connecticut                                                                        24,956,415
Florida                                                                            26,193,440
Georgia                                                                             6,611,153
Illinois                                                                            5,752,708
Indiana                                                                               673,807
Iowa                                                                                1,472,651
Kentucky                                                                              226,439
Louisiana                                                                          20,516,823
Maryland                                                                            6,868,375
Massachusetts                                                                      29,728,840
Michigan                                                                           14,742,376
Minnesota                                                                           1,907,837
Missouri                                                                            5,605,609
Nevada                                                                                903,509
New Hampshire                                                                       4,817,099
New Jersey                                                                         17,144,885
New York                                                                           15,551,206
North Carolina                                                                      7,045,840
Ohio                                                                                9,184,634
Oklahoma                                                                              129,943
Oregon                                                                             54,039,101
Pennsylvania                                                                       14,088,469
Rhode Island                                                                        1,102,181
South Carolina                                                                        325,975
Texas                                                                               3,391,052
Virginia                                                                            9,543,506
West Virginia                                                                       3,636,597
Wisconsin                                                                           2,056,654
                                                                                 ------------

                                                                                 $314,260,786
                                                                                  ===========

                                                                     (Continued)

                                                                 Schedule III
                                                                 Page 11.1

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1994
- --------------------------------------------------------------------------------

                             Amount at which
                               Carried at                   Reserve for
   State                      Close of Year                 Depreciation
   -----                     ---------------                ------------
[S]                           [C]                           [C]
Alabama                       $    1,707,913                $      -
Arizona                            8,661,230                     780,739
California                        13,574,684                   3,702,517
Connecticut                        1,549,805                   1,027,553
Florida                           14,474,746                   5,007,024
Georgia                            8,219,782                     612,349
Illinois                           8,849,567                   2,836,885
Indiana                            8,635,584                   2,645,196
Kansas                               460,490                       -
Kentucky                          14,470,363                     691,180
Louisiana                         12,638,536                   2,975,581
Maryland                           1,864,304                     518,658
Massachusetts                      2,916,915                   1,349,837
Michigan                          19,225,223                   3,394,696
Minnesota                          7,072,018                   1,474,020
Missouri                           1,946,471                     289,549
New Jersey                         4,293,403                   1,471,681
New York                          22,393,357                   5,858,402
North Carolina                     3,191,685                   1,030,096
Ohio                               3,635,192                     299,308
Oregon                               298,451                       -
Pennsylvania                      10,273,909                   5,843,239
South Carolina                     3,101,170                     857,047
Tennessee                            335,368                     196,998
Texas                              4,302,872                   2,730,561
Virginia                           1,986,638                     948,210
Washington                         4,190,632                   1,337,294
Canada                             1,057,300                     356,102
                                ------------                 -----------

                              $  185,327,608                $ 48,234,722
                                ============                 ===========


                                                                    (Continued)

                                                                    Schedule III
                                                                    Page 12

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD)
DECEMBER 31, 1993
- --------------------------------------------------------------------------------

                                                                                     Net
  State                                                                           Investment
  -----                                                                          ------------
Alabama                                                                          $ 11,067,060
California                                                                         17,888,934
Colorado                                                                              544,251
Connecticut                                                                        25,308,131
Florida                                                                            26,800,208
Georgia                                                                             6,769,438
Illinois                                                                            5,905,143
Indiana                                                                               680,915
Iowa                                                                                1,501,626
Kentucky                                                                              233,369
Louisiana                                                                          21,056,026
Maryland                                                                            7,009,645
Massachusetts                                                                      30,296,481
Michigan                                                                           14,950,167
Minnesota                                                                           1,943,843
Missouri                                                                            5,568,962
Nevada                                                                                921,680
New Hampshire                                                                       4,935,607
New Jersey                                                                         21,248,834
New York                                                                           16,253,711
North Carolina                                                                      7,355,915
Ohio                                                                                9,415,352
Oklahoma                                                                              133,802
Oregon                                                                             54,546,141
Pennsylvania                                                                       14,491,751
Rhode Island                                                                        1,121,598
South Carolina                                                                        342,233
Texas                                                                               3,534,796
Virginia                                                                            9,807,705
West Virginia                                                                       3,742,187
Wisconsin                                                                           2,094,811
                                                                                 ------------

                                                                                 $327,470,322
                                                                                  ===========

                                                                     (Continued)

                                                                 Schedule III
                                                                 Page 12.1

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD)
DECEMBER 31, 1993
- --------------------------------------------------------------------------------

                             Amount at which
                               Carried at                   Reserve for
   State                      Close of Year                 Depreciation
   -----                     ---------------                ------------
[S]                           [C]                           [C]
Alabama                       $      736,694                $     87,325
Arizona                            8,419,901                     432,415
California                        12,931,574                   3,463,370
Connecticut                        1,549,805                     965,696
Florida                           14,636,201                   4,438,112
Georgia                            9,238,378                   1,029,031
Illinois                           8,850,494                   2,604,653
Indiana                            8,635,584                   2,410,912
Kansas                               460,490                       -
Kentucky                           7,860,177                     389,534
Louisiana                         13,125,806                   2,884,385
Maryland                           1,238,325                     474,818
Massachusetts                      2,814,867                   1,270,340
Michigan                          19,225,223                   3,044,807
Minnesota                          6,776,010                   1,243,786
Missouri                           2,335,344                     455,296
New Jersey                         4,293,403                   1,434,545
New York                          21,711,796                   5,430,334
North Carolina                     1,591,685                   1,008,960
Ohio                               3,876,312                     351,221
Oregon                               298,451                       -
Pennsylvania                      10,274,362                   5,531,108
South Carolina                     3,101,170                     806,722
Tennessee                            449,753                     248,129
Texas                              4,384,018                   2,650,621
Virginia                           1,986,638                     920,929
Washington                         4,190,632                   1,129,111
Canada                             1,057,300                     334,624
                                ------------                 -----------

                              $  176,050,393                $ 45,040,784
                                ============                 ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1996.


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

         Signature                                 Title                             Date
         ---------                                 -----                             ----
/s/Carl C. Icahn                                 Chairman of the Board               March 31, 1996
- -----------------------                            (Principal Executive
   Carl C. Icahn                                   Officer)

/s/Alfred Kingsley                               Director                            March 31, 1996
- -----------------------
   Alfred Kingsley

/s/Mark Rachesky                                 Director                            March 31, 1996
- -----------------------
   Mark Rachesky

/s/William A. Leidesdorf                         Director                            March 31, 1996
- ------------------------
   William A. Leidesdorf

/s/Jack G. Wasserman                             Director                            March 31, 1996
- ------------------------
   Jack G. Wasserman

/s/John P. Saldarelli                            Treasurer                           March 31, 1996
- ------------------------                           (Principal Financial
   John P. Saldarelli                              Officer and Principal
                                                   Accounting Officer)

                                EXHIBIT INDEX
                                -------------



                 Exhibit 27          Financial Data Schedule