Form 10-Q
period 1996-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1996-05-15
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996

                                       OR

             ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

                          Commission file number 1-9516

                       AMERICAN REAL ESTATE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3398766
(State or other jurisdiction of                             (I.R.S.Employer
 incorporation or organization)                           Identification No.)

                  100 SOUTH BEDFORD ROAD, MT. KISCO, NY 10549
                    (Address of principal executive offices)
                                   (Zip Code)
              (Registrant's telephone number, including area code)
                                 (914) 242-7700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION                                 PAGE NO.

         Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995...............     1-2

         Consolidated Statements of Earnings -
         Three Months Ended March 31, 1996 and 1995.........     3

         Consolidated Statement of Changes In
         Partners' Equity
         Three Months Ended March 31, 1996..................     4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996, and 1995........     5-6

         Notes to Consolidated Financial Statements.........     7

         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.........................................     12

         PART II.  OTHER INFORMATION........................     18

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

                          PART I. FINANCIAL INFORMATION

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS

                                              MARCH 31,      DECEMBER 31,
                                                1996             1995
                                             -----------     ------------
                                             (UNAUDITED)
ASSETS

Real estate leased to others:
     Accounted for under the financing
         method                              $279,466,316    $281,532,529
     Accounted for under the operating
         method, net of accumulated
         depreciation                         132,543,997     130,542,549
Cash and cash equivalents                     176,411,272     166,261,635
Mortgages and note receivable                  14,881,179      15,056,367
Hotel operating properties,
     net of accumulated depreciation           13,190,110      13,362,375
Receivables and other assets                    4,933,123       4,587,765
Construction in progress                        3,671,991       5,622,156
Debt placement costs,
     net of accumulated amortization            1,892,570       1,931,472
Property held for sale                          2,744,759       1,983,033
                                             ------------    ------------

     Total                                   $629,735,317    $620,879,881
                                             ============    ============



                                                                  Continued.....

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

                                                    MARCH 31,       DECEMBER 31,
                                                      1996             1995
                                                  ------------     ------------
                                                   (UNAUDITED)

LIABILITIES

Mortgages payable                                 $159,391,110      $163,967,561
Senior indebtedness                                 33,923,329        33,923,329
Construction loan payable                            9,397,082         7,834,175
Accounts payable, accrued
     expenses and other liabilities                  6,676,189         5,770,443
Deferred income                                      3,523,439         3,524,349
Distributions payable                                1,633,932         1,671,069
                                                  ------------      ------------            -------------
     Total liabilities                             214,545,081       216,690,926
                                                  ------------      ------------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
     Preferred units, $10 liquidation
       preference, 5% cumulative pay-
       in-kind redeemable; 4,200,000
       authorized, 1,975,640 issued
       and outstanding                              20,744,220        20,497,265

     Depositary units; 26,850,000
       authorized; 25,666,640
       outstanding                                 397,145,032       386,609,631

General partner                                      8,484,849         8,265,924

Treasury units at cost:
       1,037,200 depositary units                  (11,183,865)      (11,183,865)
                                                 -------------     -------------

     Total partners' equity (Note 8)               415,190,236       404,188,955
                                                  ------------      ------------

       Total                                      $629,735,317      $620,879,881
                                                  ============      ============



                 See notes to consolidated financial statements

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                     1996                1995
                                                     ----                -----
Revenues:
     Interest income:
       Financing leases                          $  6,916,06         $ 7,735,873
Other                                               2,617,231            598,909
     Rental income                                  5,015,230          4,680,581
     Hotel operating income                         3,254,788          3,183,552
     Other income                                   2,788,213                -
                                                  -----------        -----------

                                                   20,591,524         16,198,915
                                                  -----------        -----------
Expenses:
     Interest expense                               4,479,786          5,256,353
     Depreciation and amortization                  1,453,514          1,251,968
     General and administrative
       expenses                                       676,629            655,178
     Property expenses                              1,025,873            950,975
     Hotel operating expenses                       2,006,916          1,930,107
                                                  -----------        -----------

                                                    9,642,718         10,044,581
                                                  -----------        -----------

Earnings before property transactions              10,948,806          6,154,334
Gain on sales and disposition
     of real estate                                    52,475          4,321,293
                                                  -----------        -----------

NET EARNINGS                                      $11,001,281        $10,475,627
                                                  ===========        ===========

Net earnings attributable to:
     Limited partners                             $10,782,356        $10,267,162
General partner                                       218,925            208,465
                                                  -----------        -----------
                                                  $11,001,281        $10,475,627

Net earnings per limited
     partnership unit (Note 9)                    $       .39        $       .49
                                                  ===========        ===========

Weighted average limited partnership
     units and equivalent partnership
     units outstanding and subscribed              27,947,275         25,099,540
                                                  ===========         ==========


                 See notes to consolidated financial statements

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996


              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

                                GENERAL           LIMITED            HELD                                  TOTAL
                               PARTNER'S         PARTNERS'            IN              PREFERRED           PARTNERS'
                                EQUITY            EQUITY          DEPOSITARY          TREASURY             EQUITY
                              ----------        ------------      -----------        ------------       ------------
Balance
Dec. 31, 1995                 $8,265,924        $386,609,631      $20,497,265        $(11,183,865)      $404,188,955

Net earnings                     218,925          10,782,356           -                   -              11,001,281

Pay-in-kind
distribution                      -                 (246,955)         246,955              -                 -
                              ----------        ------------      -----------        ------------       ------------

Balance -
March 31, 1996                $8,484,849        $397,145,032      $20,744,220        $(11,183,865)      $415,190,236
                              ==========        ============      ===========        ============       ============


                 See notes to consolidated financial statements

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                               1996              1995
                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                          $ 11,001,281        $10,475,627
Adjustments to reconcile earnings to net cash
provided by operating activities:
Depreciation and amortization                                 1,453,514          1,251,968
        Amortization of deferred income                          (6,554)            (6,554)
        Gain on sales and disposition of
          real estate                                           (52,475)        (4,321,293)
        Changes in:
          Decrease in deferred income                              (910)              (910)
          Increase in receivables and other assets             (324,721)          (462,496)
          Increase in accounts payable and
           accrued expenses                                     855,292          2,365,965
                                                           ------------        -----------
          Net cash provided by operating activities          12,925,427          9,302,307
                                                           ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from the sale and
       disposition of real estate                               289,760          8,123,505
     Principal payments received on leases
       accounted for under the financing method               1,842,643          1,795,290
     Construction in progress                                (1,723,710)        (3,159,409)
     Principal receipts on mortgages receivable                  79,631             72,807
     Capitalized expenditures for real estate                  (419,841)          (311,844)
     Decrease in mortgages and note receivable                  102,112              -
                                                           ------------        -----------
          Net cash provided by investing activities             170,595          6,520,349
                                                           ------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Partners' equity:
        Expenses of the Rights Offering                          (6,407)               -
        Distributions to partners                               (37,136)           (22,297)
     Debt:
        (Decrease) increase in mortgages payable               (313,156)         9,800,000
        Periodic principal payments                          (2,231,300)        (2,315,517)
        Balloon payments                                     (1,859,486)        (2,935,835)
        Increase in construction loan payable                 1,562,907          2,866,184
        Debt placement costs                                    (61,807)            (7,425)
                                                           -------------        -----------
          Net cash (used in)provided by
            financing activities                             (2,946,385)         7,385,110
                                                           ------------        -----------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                        10,149,637         23,207,766
CASH AND CASH EQUIVALENTS, beginning of
     period                                                 166,261,635         18,615,572
                                                           ------------        -----------
CASH AND CASH EQUIVALENTS, end of period                   $176,411,272        $41,823,338
                                                           ============        ===========


                                                            Continued...........

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1996              1995
                                                 ----              ----
SUPPLEMENTAL INFORMATION:
  Cash payments for interest                 $ 3,690,147         $4,170,806
                                             ===========         ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES:

  Reclassification of real estate:           $                   $
  To property held for sale                      761,741                -
  From construction in progress               (3,984,819)               -
  To operating lease                           3,984,819                -
  From operating lease                          (761,741)               -
                                             -----------         -----------
                                             $       -           $      -
                                             ===========         ===========



                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. GENERAL

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

a. From the commencement of the Exchange through March 31, 1996, the Company (i) sold or disposed of an aggregate of 141 properties of the Predecessor Partnerships for an aggregate amount of approximately $69,361,000 net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnerships' properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $113,792,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $105,261,000. Sixteen acquisitions have been made since the commencement of the Exchange, including two joint ventures entered into in 1994 to develop two apartment complexes, for an aggregate investment of approximately $58,000,000. Reinvestment incentive fees of approximately $411,000 have previously been paid to the General Partner, and approximately $70,000 is payable to the General Partner for the North Carolina joint venture investment entered into in 1994 upon completion of the project (see note 6). There were no properties acquired in the three months ended March 31, 1996.

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996



b. The Company and certain affiliates of its General Partner entered into an agreement with the third-party landlord of its leased executive office space. In accordance with the agreement, the Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three months ended March 31, 1996, the affiliates paid the Company approximately $15,000 for rent of the sublet space. Such payments have been approved by the Audit Committee of the Board of Directors of the General Partner.

c. The Company will be reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services to such affiliate on a part-time basis in the amount of approximately $15,000 for the three months ended March 31, 1996. In addition, an affiliate of the General Partner provided certain administrative services in the amount of $750 in the three months ended March 31, 1996. Such reimbursements are subject to approval by the Audit Committee of the Board of Directors of the General Partner.

3. COMMITMENTS AND CONTINGENCIES

a. On March 31, 1996, the Company held a mortgage note receivable in the principal amount of approximately $97,000 which is in default. The mortgage encumbers one property together with a collateral assignment of the ground lease and rent. The property is tenanted by Gino's. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of this property. The tenant remains current in its lease obligations. The Company has commenced a foreclosure action on this property located in Pennsylvania. No gain or loss is anticipated upon foreclosure because the estimated fair value of the property exceeds its carrying value.

b. Lockheed Missile & Space Company, Inc. ("Lockheed"), a tenant of the Company's leasehold property in Palo Alto, California, has entered into a consent decree with the California Department of Toxic Substances Control ("CDTS") to undertake certain environmental remediation at this property. Lockheed has estimated that the environmental remediation costs may be up to approximately $14,000,000. In a non-binding determination by the CDTS, Lockheed was found responsible for approximately 75% of such costs and the balance was allocated to other parties. The Company was allocated no responsibility for any such costs.

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

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

At March 31, 1996, the carrying value of these four properties is approximately $7,469,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $1,990,000.

d. On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of pre-petition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At March 31, 1996, the property has a carrying value of approximately $1,989,000 and is unencumbered by any mortgage.

e. On January 10, 1996, Rickel Home Centers, Inc. ("Rickels") a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. This property's annual rental totals approximately $90,000. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. The tenant is current in its obligations under the lease. The tenant occupies a portion of a strip shopping center with two other tenants. The carrying value of the entire property at March 31, 1996 is approximately $ 550,000 and is unencumbered by any mortgage.

4. MORTGAGES AND NOTE RECEIVABLE

On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC, defined as a Priority Lender in the Facility Agreement, at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. There are scheduled repayments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold. As of March 31, 1996 these repayments totaled approximately $166,000.

The discount at acquisition date is being amortized on a straight-line basis over the term of the Facility Agreement. For the three months ended March 31, 1996, approximately $129,000 of discount was amortized. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet date. Foreign exchange losses of approximately $186,000 have been recognized and are included in "Other income" during the three month period ended March 31, 1996.

5. PROPERTY HELD FOR SALE

At March 31, 1996, the Company owned eight properties that were being actively marketed for

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

sale. At March 31, 1996, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate net realizable value of the properties is estimated to be approximately $2,745,000.

6. SIGNIFICANT PROPERTY TRANSACTIONS

a. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

  1. The first joint venture, formed as an Alabama Limited Liability Company, developed a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, owns a seventy percent (70%) majority interest in the joint venture. As of March 31, 1996 approximately $212,000 representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. Distributions will be made in proportion to ownership interests. The complex was completed in September 1995, and all rental units were available for occupancy. The total development costs, including the acquisition of land, were approximately $10,889,000. As of April 19, 1996, 79% of these units are leased. An affiliate of the Company's co-venturer is managing the property. Net rental operations in the three months ended March 31, 1996 have resulted in a loss of approximately $27,000 including approximately $117,000 of depreciation before consideration of the co-venturer's minority interest in such loss of approximately $8,000.

In connection with this property, a reinvestment incentive fee of approximately $38,000 was paid to the general partner in the three months ended March 31, 1996 (see note 2).

  2. The second joint venture, a Delaware limited partnership, is developing a 288 unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). The Company, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $4,022,000 as of March 31, 1996 and is a limited partner. The Company has fulfilled its contribution obligation. The co-venturer is the general partner and has a limited partner interest. The Company is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture's general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of March 31, 1996, approximately $13,848,000 of development costs have been incurred of which approximately $10,973,000 represents completed rental units including the acquisition of land valued at $1,600,000. Construction loan funding at March 31, 1996 is approximately $9,397,000. The first units were available for occupancy in October 1995 and project completion is presently scheduled for July 1996. As of March 31, 1996, approximately 31% of the rental units are leased. An affiliate of the Company's co-venturer will manage the property. For the three months ended March 31, 1996, net rental operations resulted in a loss of approximately $65,000 including approximately $91,000 of depreciation and amortization.

In connection with this property, a reinvestment incentive fee of approximately $70,000 will be due the Company's general partner upon completion of the project (see note 2).

b. On May 18, 1995, the Company purchased approximately 248 acres of partially improved land

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

located in Armonk, New York. The purchase price was approximately $3,044,000. The Company intends to construct approximately 45 to 50 single-family detached luxury homes subject to subdivision and other required approvals. No material development costs have yet been incurred.

In connection with this property, a reinvestment incentive fee of approximately $15,000 was paid the Company's general partner in the three months ended March 31, 1996. (see note 2).

c. On January 11, 1996, Forte Hotels, Inc. ("Forte") a/k/a Travelodge, a tenant in a property owned by the Company entered into a Lease Termination and Mutual Release Agreement ("Agreement"). This Agreement terminated the lease, which was due to expire on June 30, 1996, effective January 17, 1996 and required Forte to pay the Company $2,800,000 in consideration of the early lease termination and in payment of certain deferred maintenance items. In addition, this property was encumbered by two mortgages. The first mortgage with a principal balance of approximately $84,000 was paid off on January 18, 1996. The second mortgage with a principal balance of approximately $231,000 was paid off March 1, 1996.

As a result of the above settlement and mortgage payoffs, the Company recognized "Other income" of approximately $2,700,000, net of related costs, in the quarter ended March 31, 1996. The Company is actively marketing this property for sale and therefore has reclassified it to "Property held for sale." The carrying value of this property at March 31, 1996 is approximately $762,000. The Company believes that the net realizable value exceeds the carrying value of the asset at March 31, 1996.

The Company has engaged an unaffiliated third party management company to operate the property effective January 18, 1996. Net income of approximately $11,000 was recognized in the three months ended March 31, 1996.

7. DISTRIBUTIONS PAYABLE

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

8. RIGHTS OFFERING

A registration statement on Form S-3 relating to the Rights Offering was filed with the Securities and Exchange Commission and declared effective February 23, 1995.

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

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

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

High Coast Limited Partnership ("High Coast") a Delaware limited partnership, acted as guarantor for the Rights Offering and is an affiliate of Carl C. Icahn, ("Icahn"), the Chairman of American Property Investors, Inc., ("API"), the general partner of the Company. API is also the general partner of the guarantor and the two limited partners are affiliates of and are controlled by Icahn. Pursuant to its subscription guaranty, High Coast oversubscribed for a total of 9,343,998 Depositary Units and 1,557,333 Preferred Units. As a result, the Rights Offering was fully subscribed. The proceeds received by the Company, after deduction of expenses of approximately $1.1 million incurred by the Company in connection with the Rights Offering, were approximately $107.6 million.

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

On March 4, 1996, the Company declared its first scheduled annual distribution on the Preferred Units, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit (which is equal to a rate of 5% of the liquidation preference thereof). The in-kind Preferred Unit distribution was payable on April 1, 1996 to holders of record as of the close of business on March 15, 1996. As a result, 98,782 of additional Preferred Units were issued. The total outstanding Preferred Units is 2,074,422 as of April 1, 1996.

As of May 3, 1996, High Coast owns 1,741,688 Preferred Units and 12,991,312 Depositary Units.

9. EARNINGS PER SHARE

Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. For the three month periods ended March 31, 1996 and 1995, the dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units. The earnings per share calculation for the three months ended March 31, 1995 assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of that year. Also with respect

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

to the three months ended March 31, 1995 calculation, net income has been increased by approximately $2,000,000 in accordance with the modified treasury stock method. (See note 8).

10. SUBSEQUENT EVENT

On May 10, 1996, the Company sold a property in Miami, Florida that was tenanted by the Cordis Corporation. The selling price for the property was $24,310,000. First and second mortgages with principal balances outstanding of approximately $14,416,000 were repaid at closing. In addition, prepayment penalties and closing costs of approximately $750,000 were incurred. As a result, the Company will recognize a gain on the sale of this property of approximately $4,000,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

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

Economic conditions in recent years led the General Partner to reexamine the Company's cash needs and investment opportunities. Tenant defaults and lease expirations caused rental revenues to decrease and property management and certain operating expenses to increase and led to expenditures to re-let. In addition, the availability of acceptable financing to refinance maturing debt obligations including the Company's Senior Unsecured Debt became increasingly scarce. Consequently the General Partner determined it was necessary to conserve cash and establish reserves from time to time. As a result, there was insufficient cash flow from operations to pay distributions to unitholders and such distributions were reduced and finally suspended. As discussed below, the Company's investment strategy is to apply its capital transaction proceeds and Rights Offering proceeds, including interest earned thereon, toward its investments.

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

As a consequence of the foregoing, the Company decided to raise funds through the Rights Offering to increase its assets available for investment, take advantage of investment

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

opportunities, further diversify its portfolio and mitigate against the impact of potential lease expirations. The Rights Offering was successfully completed during April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes. In order to enhance the Company's investment portfolio (and ultimately its asset values and cash flow prospects), the Company is seeking to acquire investments in undervalued assets, including commercial properties, residential development projects, land parcels for the future development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. Such assets may not be generating a positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as under-performing assets may not be readily financeable. As such, they require the Company to maintain a strong capital base. The Company notes that acquisition opportunities in the real estate market for value-added investors are becoming more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns sought by the Company.

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

The Company has notified each of the tenants of the respective sites of the environmental consultant's findings. If such tenants do not arrange for further investigations, or remediations, if required, the Company may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $3-4 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company is planning Phase I Environmental Site Assessments for approximately 100 more net leased properties during 1996 and 1997. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as the Company may deem necessary and appropriate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995 Gross revenues increased by approximately $4,393,000, or 27.1%, during the three months ended March 31, 1996 as compared to the same period in 1995. This increase reflects approximate

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

increases of $2,788,000 in other income, $2,019,000, or 337.0%, in other interest income, $335,000, or 7.1%, in rental income, and $71,000, or 2.2%, in hotel operating income partially offset by a decrease of approximately $820,000, or 10.6%, in financing lease income. The increase in other income is primarily due to the Forte settlement and lease termination. The increase in other interest income is primarily due to increased interest income earned on the Rights Offering and sales proceeds and the investment in the Facility Agreement. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. Due to the seasonal nature of the hotel properties, the hotel revenues for the three months ended March 31, 1996 are disproportionately higher than those expected for subsequent quarters of 1996.

Expenses decreased by approximately $402,000, or 4.0%, during the three months ended March 31, 1996 compared to the same period in 1995. This decrease reflects a decrease of approximately $777,000, or 14.8%, in interest expense partially offset by increases of approximately $202,000, or 16.1%, in depreciation and amortization, $77,000, or 4.0%, in hotel operating expenses, $75,000, or 7.9%, in property expenses and $21,000, or 3.3%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

Earnings before property transactions increased during the three months ended March 31, 1996 by approximately $4,794,000 as compared to the same period in 1995, primarily due to increased interest income earned on the Rights Offering and sales proceeds, other income from the Forte settlement and lease termination and decreased interest expense due to repayments of maturing debt obligations, partially offset by a decrease in financing lease income.

Gain on property transactions decreased by approximately $4,269,000 during the three months ended March 31, 1996 as compared to the same period in 1995, due to differences in the size and number of transactions.

Net earnings for the three months ended March 31, 1996 increased by approximately $526,000, or 5.0%, as compared to the three months ended March 31, 1995 for the reasons previously stated. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the three months ended March 31, 1996 are expected to be significantly higher than subsequent quarters of 1996.

CAPITAL RESOURCES AND LIQUIDITY

Generally, the cash needs of the Company for day-to-day operations have been satisfied from cash flow generated from current operations. In recent years, the Company has applied a larger portion of its cash flow to the repayment of maturing debt obligations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes and non-recurring other income) plus principal payments received on financing leases as well as principal receipts on certain mortgages receivable reduced by periodic principal payments on mortgage debt.

The Company may not be able to re-let certain of its properties at current rentals. As

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

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

On December 4, 1995, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 1996. In making its announcement, the Company noted it plans to continue to apply available Partnership operating cash flow towards its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 26% of the Company's net annual rentals will be due for renewal, and by the end of the year 2002, 40% of such rentals will be due for renewal. Another factor that the Company took into consideration was that net leases representing approximately 30% of the Company's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. In making its announcement, the Company stated that it expects to reconsider distribution issues for 1997.

There were no distributions due to Unitholders for the three months ended March 31, 1996. Distributions paid during the three months ended March 31, 1996 totaled approximately $37,000, representing distributions due to Unitholders who exchanged their limited partner interests during 1996. There were no distributions due to Unitholders for the three months ended March 31, 1995. Distributions paid during the three months ended March 31, 1995 totaled approximately $22,000, representing distributions due to Unitholders who exchanged their limited partner interests during 1995.

During the three months ended March 31, 1996 the Company generated approximately $ 7.6 million in cash flow from day-to-day operations which excludes approximately $1.5 million in interest earned on the Rights Offering proceeds which will be retained for future acquisitions. In addition, approximately $2.8 million of non-recurring income, including approximately $2.7 million, net of related costs, from the Forte lease termination, was recorded. During the comparable period of 1995, the Company generated approximately $6.9 million in cash flow from day-to-day operations.

Capital expenditures for real estate, excluding new acquisitions, were approximately $420,000 during the three months ended March 31, 1996. During the comparable period of 1995, there were approximately $312,000 of such expenditures.

In 1996 and 1997, the Company has approximately $11.3 million of principal payments due each year on its Senior Unsecured Debt and approximately $19.0 million and $5.5 million of maturing balloon mortgages due, respectively. During the three months ended March 31, 1996, approximately $1.9 million of balloon mortgages were repaid out of the Company's cash flow.

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

During the comparable period of 1995, approximately $2.9 million of balloon mortgages were repaid out of the Company's cash flow. The Company will seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may be required to repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the three months ended March 31, 1996, net cash flow after payment of maturing debt obligations and capital expenditures but before creation of cash reserves was approximately $5 million, excluding non-recurring income and interest earned on the Rights Offering proceeds which will be retained for acquisitions. After the creation of such reserves net cash flow for the three months ended March 31, 1996 was approximately break-even. The Company's operating cash reserves are approximately $28 million at March 31, 1996 which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters. Rights Offering proceeds and related interest income are being retained for investment in undervalued assets including commercial properties, residential development projects, land parcels for the development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. In addition to using its available cash to make these types of investments, the Company intends to sell some of its existing portfolio properties and use such proceeds to reinvest in undervalued assets. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as underperforming assets may not be readily financeable and may not generate immediate positive cash flow. As such, they require the Company to maintain a strong capital base both to react quickly to these market opportunities as well as to allow the Company to rework the assets to enhance their turnaround performance. The Company notes that acquisition opportunities in the real estate market for value-added investors are becoming more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns sought by the Company.

The Company also has significant maturing debt requirements under the Note Agreements. As of March 31, 1996, the Company has $33,923,329 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, the Company is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. Under the terms of the Note Agreements, the Company deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994 and 1995, the Company repaid $10 million and $11.3 million, respectively, of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due annually from 1996 through the final payment date of May 27, 1998. As of March 31, 1996, the Company was in compliance with the terms of the Note Agreements.

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

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

The Note Agreements contain certain prepayment penalties which the Company would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of April 26, 1996 the premium required in order to prepay the Note Agreement in full would have been approximately $2,084,000. Subject to negotiating favorable terms the Company may prepay in full the Senior Unsecured Debt. Prepayment would release the Company from certain covenants which restrict its operating and investment activities, including, among others, covenants relating to the level of net annual rentals from unencumbered properties and the ability to create liens and incur additional debt. To date, the Partnership has been unable to negotiate favorable terms for such prepayment.

Sales proceeds from the sale or disposal of portfolio properties totaled approximately $290,000 in the three months ended March 31, 1996. During the comparable period of 1995, sales proceeds totaled approximately $8.1 million. There were no mortgage proceeds during the three months ended March 31, 1996. During the comparable period of 1995, the Company received $9.8 million of mortgage proceeds from the financing of its two apartment complexes located in Lexington, Kentucky. The Company intends to use property sales, financing and refinancing proceeds for new investments. In addition, the Company successfully completed its Rights Offering in April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes.

The Company entered into two joint ventures with unaffiliated co-venturers in June 1994 for the purpose of developing luxury garden apartment complexes in Hoover, Alabama, and Cary, North Carolina. During the three months ended March 31, 1996, the Company invested approximately $7,000 in these joint ventures. During the comparable period of 1995, the Company invested approximately $300,000.

The Company's cash and cash equivalents increased by approximately $10.1 million during the three months ended March 31, 1996, primarily due to the approximate $2.7 million Forte lease termination payment, interest earned on the Rights Offering proceeds of $1.5 million and sales proceeds of approximately $.3 million. These funds are being retained for investment in undervalued assets including commercial properties, residential development projects, land parcels, non-performing loans and securities of companies which own significant real estate assets. In addition, approximately $5 million of additional cash reserves were created.

                           PART II. Other information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Financial Data Schedule is attached hereto as Exhibit EX-27

        EXHIBIT INDEX

       Exhibit            Description
       -------            -----------
       EX-27              Financial Data Schedule

    (b) Reports on Form 8-K

       None

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996

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

                                     AMERICAN REAL ESTATE PARTNERS, L.P.
                                     By: American Property Investors, Inc.
                                         General Partner

                                     /s/ John P. Saldarelli
                                     ------------------------------------
                                     John P. Saldarelli
                                     Treasurer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)

Date: May 14, 1996

        AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - MARCH 31, 1996