Form 10-Q
period 1996-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1996-08-14
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      June 30, 1996

                                       OR

  ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to__________

                          Commission file number 1-9516

                       AMERICAN REAL ESTATE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

      Delaware                                       13-3398766
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)             No.)

100 SOUTH BEDFORD ROAD, MT. KISCO, NY                    10549
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number,
 including area code)                                (914) 242-7700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

                                      INDEX

         PART I.  FINANCIAL INFORMATION                    PAGE NO.

         Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995...............  1-2

         Consolidated Statements of Earnings -
         Three Months Ended June 30, 1996 and 1995.........  3

         Consolidated Statements of Earnings -
         Six Months Ended June 30, 1996 and 1995...........  4

         Consolidated Statement of Changes In
         Partners' Equity
         Six Months Ended June 30, 1996....................  5

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996, and 1995..........  6-7

         Notes to Consolidated Financial Statements........  8

         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations........................................  16

         PART II.  OTHER INFORMATION.......................  23

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

                          PART I. FINANCIAL INFORMATION

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,         DECEMBER 31,
                                              1996               1995
                                             --------         ------------
                                            (UNAUDITED)

ASSETS

Real estate leased to others:
   Accounted for under the financing
     method                                $258,236,404       $281,532,529
   Accounted for under the operating
     method, net of accumulated
     depreciation                           135,448,923        130,542,549
Cash and cash equivalents                   136,711,544        166,261,635
Restricted cash (Note 4)                     46,118,982               --
Mortgages and note receivable                15,274,304         15,056,367
Hotel operating properties,
   net of accumulated depreciation           13,061,513         13,362,375
Receivables and other assets                  4,216,997          4,587,765
Property held for sale                        3,040,698          1,983,033
Debt placement costs,
   net of accumulated amortization            1,790,289          1,931,472
Construction in progress                      1,395,549          5,622,156
                                           ------------       ------------
   Total                                   $615,295,203       $620,879,881
                                           ============       ============

                                 Continued.....

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

                                                 JUNE 30,           DECEMBER 31,
                                                   1996                 1995
                                                -----------         ------------
                                                (UNAUDITED)

LIABILITIES

Mortgages payable                               $142,880,997         $163,967,561
Senior indebtedness                               22,615,552           33,923,329
Construction loan payable                         11,124,748            7,834,175
Accounts payable, accrued
   expenses and other liabilities                  6,000,100            5,770,443
Deferred income                                    3,461,862            3,524,349
Distributions payable                              1,616,641            1,671,069
                                                ------------         ------------

     Total liabilities                           187,699,900          216,690,926
                                                ------------         ------------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
     preference, 5% cumulative pay-
     in-kind redeemable; 4,200,000
     authorized; 2,074,422 and 1,975,640
     issued and outstanding as of
     June 30, 1996 and Dec. 31, 1995              21,003,523           20,497,265

   Depositary units; 26,850,000
     authorized; 25,666,640
     outstanding                                 409,043,935          386,609,631

General partner                                    8,731,710            8,265,924

Treasury units at cost:
   1,037,200 depositary units                    (11,183,865)         (11,183,865)
                                                ------------         ------------

     Total partners' equity (Note 9)             427,595,303          404,188,955
                                                ------------         ------------

       Total                                    $615,295,203         $620,879,881
                                                ============         ============


                 See notes to consolidated financial statements

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                 1996               1995
                                                                 ----               ----
Revenues:
   Interest income:
     Financing leases                                      $  6,545,177         $ 7,663,377
     Other                                                    2,779,284           2,112,900
   Rental income                                              5,092,375           4,840,488
   Hotel operating income                                     2,327,128           2,268,040
   Other income                                                 231,947             348,977
                                                            -----------         -----------
                                                             16,975,911          17,233,782
                                                            -----------         -----------
Expenses:
   Interest expense                                           4,126,379           5,088,209
   Depreciation and amortization                              1,447,044           1,308,913
   General and administrative
     expenses                                                   773,213             659,630
   Property expenses                                          1,082,866             980,013
   Hotel operating expenses                                   1,898,697           1,860,847
                                                            -----------         -----------
                                                              9,328,199           9,897,612
                                                            -----------         -----------
Earnings before property transactions
   and extraordinary item                                     7,647,712           7,336,170
Provision for loss on real estate                              (175,000)                 --
Gain (loss) on sales and disposition
   of real estate                                             5,453,867             (84,791)
                                                            -----------         -----------
Earnings before extraordinary item                           12,926,579           7,251,379

Loss from early extinguishment of debt                         (521,512)                 --
                                                            -----------         -----------
NET EARNINGS                                                $12,405,067         $ 7,251,379

Net earnings attributable to:
   Limited partners                                         $12,158,206         $ 7,107,077
   General partner                                              246,861             144,302
                                                            -----------         -----------
                                                            $12,405,067         $ 7,251,379
                                                            ===========         ===========

Net earnings per limited partnership unit (Note 10):
   Before extraordinary item                                $       .45         $       .25
   Extraordinary item                                              (.02)                 --
                                                            -----------         -----------

NET EARNINGS                                                $       .43         $       .25
                                                            ===========         ===========

Weighted average limited partnership
   units and equivalent partnership
   units outstanding                                         27,996,747          28,191,069
                                                            ===========         ===========


                 See Notes to consolidated financial statements

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                1996             1995
                                                                ----             ----

Revenues:
   Interest income:
     Financing leases                                      $ 13,461,239        $15,399,250
     Other                                                    5,396,515          2,711,809
   Rental income                                             10,107,605          9,521,069
   Hotel operating income                                     5,581,916          5,451,592
   Other income                                               3,020,160            348,977
                                                           ------------        -----------
                                                             37,567,435         33,432,697
                                                           ------------        -----------

Expenses:
   Interest expense                                           8,606,165         10,344,562
   Depreciation and amortization                              2,900,558          2,560,881
   General and administrative
     expenses                                                 1,449,842          1,314,808
   Property expenses                                          2,108,739          1,930,988
   Hotel operating expenses                                   3,905,613          3,790,954
                                                           ------------        -----------
                                                             18,970,917         19,942,193
                                                           ------------        -----------

Earnings before property transactions
   and extraordinary item                                    18,596,518         13,490,504
Provision for loss on real estate                              (175,000)              --
Gain on sales and disposition
   of real estate                                             5,506,342          4,236,502
                                                           ------------        -----------
Earnings before extraordinary item                           23,927,860         17,727,006

Loss from early extinguishment of debt                         (521,512)              --
                                                           ------------        -----------
NET EARNINGS                                               $ 23,406,348        $17,727,006
                                                           ============        ===========

Net earnings attributable to:
   Limited partners                                        $ 22,940,562        $17,374,239
   General partner                                              465,786            352,767
                                                           ------------        -----------
                                                           $ 23,406,348        $17,727,006
                                                           ============        ===========

Net earnings per limited partnership unit (Note 10):
   Before extraordinary item                               $        .84        $       .73
   Extraordinary item                                              (.02)              --
                                                           ------------        -----------

NET EARNINGS                                               $        .82        $       .73
                                                           ============        ===========

Weighted average limited partnership
   units and equivalent partnership
   units outstanding and subscribed                          27,972,010         26,660,766
                                                           ============        ===========


                 See notes to consolidated financial statements

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                      GENERAL
                     PARTNER'S          LIMITED PARTNERS' EQUITY              HELD IN         TOTAL PARTNERS'
                                       ----------------------------           -------
                      EQUITY           DEPOSITARY         PREFERRED           TREASURY            EQUITY
                     ---------         ----------         ---------           --------            ------
Balance
Dec. 31, 1995       $8,265,924        $386,609,631        $20,497,265       $(11,183,865)       $404,188,955

Net earnings           465,786          22,940,562                 --                 --          23,406,348

Pay-in-kind
distribution                --            (506,258)           506,258                 --                  --
                    ----------        ------------        -----------       ------------        ------------

Balance -
June 30, 1996       $8,731,710        $409,043,935        $21,003,523       $(11,183,865)       $427,595,303
                    ==========        ============        ===========       ============        ============



                 See notes to consolidated financial statements

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------
                                                                            1996                  1995
                                                                            ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                        $ 23,406,348         $ 17,727,006
    Adjustments to reconcile earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                      2,900,558            2,560,881
        Amortization of deferred income                                      (13,109)             (13,109)
        Gain on sales and disposition of real estate                      (5,506,342)          (4,236,502)
        Provision for loss on real estate                                    175,000                 --
        Changes in:
          Decrease in deferred income                                         (1,820)              (1,820)
          Decrease (increase) in receivables and other assets                357,071             (208,661)
          Increase in accounts payable and accrued expenses                  180,741              431,127
                                                                        ------------         ------------

            Net cash provided by operating activities                     21,498,447           16,258,922
                                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in restricted cash (Note 4)                                 (46,118,982)                --
    Net proceeds from the sale and disposition of real estate             11,203,755           17,372,390
    Principal payments received on leases
        accounted for under the financing method                           3,649,438            3,628,412
    Construction in progress                                              (3,743,336)          (8,567,596)
    Principal receipts on mortgages receivable                               161,065              147,264
    Capitalized expenditures for real estate                              (1,054,531)            (446,877)
    Property acquisitions                                                    (46,321)          (3,043,889)
    Increase in mortgages and note receivable                               (462,831)                --
                                                                        ------------         ------------

            Net cash (used in) provided by investing activities          (36,411,743)           9,089,704
                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partners' equity:
      Proceeds from the Rights Offering                                         --            110,866,442
      Expenses of the Rights Offering                                         (6,407)            (463,885)
      Distributions to partners                                              (54,428)             (61,743)
    Debt:
      (Decrease) increase in mortgages payable                              (313,156)           9,800,000
      Periodic principal payments                                         (4,325,878)          (4,581,232)
      Balloon payments                                                    (1,859,486)          (2,935,835)
      Increase in construction loan payable                                3,290,573            7,260,743
      Debt placement costs                                                   (60,236)               8,553
      Senior debt principal payment                                      (11,307,777)         (11,307,777)
                                                                        ------------         ------------

            Net cash (used in)  provided by financing activities         (14,636,795)         108,585,266
                                                                        ------------         ------------

NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                                             (29,550,091)         133,933,892

CASH AND CASH EQUIVALENTS, beginning of period                           166,261,635           18,615,572
                                                                        ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                $136,711,544         $152,549,464
                                                                        ============         ============

                            Continued................

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED JUNE 30,
                                                          -------------------------
                                                            1996             1995
                                                            ----             ----

SUPPLEMENTAL INFORMATION:
 Cash payments for interest                            $ 8,752,401        $ 10,437,943
                                                       ===========        ============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Property acquired in satisfaction of mortgages:
    Addition to property accounted for under
      the operating method                             $    36,271        $    256,492
    Decrease in mortgages receivable                       (96,938)           (365,774)
    Decrease in deferred income                             60,667             109,282
                                                       -----------        ------------
                                                       $        --        $         --
                                                       ===========        ============


 Reclassification of real estate:
    To property held for sale                          $ 1,337,741        $         --
    From construction in progress                       (7,969,638)         (4,195,158)
    To operating lease                                   7,969,638           4,195,158
    From operating lease                                (1,337,741)                 --
                                                       -----------        ------------
                                                       $        --        $         --
                                                       ===========        ============

 Reclassification - Other:
    From receivables and other assets                  $        --        $   (544,761)
    To expenses of Rights Offering                              --             544,761
                                                       -----------        ------------
                                                       $        --        $         --
                                                       ===========        ============



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

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

a. From the commencement of the Exchange through June 30, 1996 the Company (i) sold or disposed of an aggregate of 144 properties of the Predecessor Partnerships for an aggregate amount of approximately $76,694,000 net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnerships' properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $121,125,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $122,498,000. Sixteen acquisitions have been made since the commencement of the Exchange, including two joint ventures entered into in 1994 to develop two apartment complexes, for an aggregate investment of approximately $58,000,000. Reinvestment incentive fees of approximately $411,000 have previously been paid to the General Partner, and approximately $70,000 is payable to the General Partner for the North Carolina joint venture investment entered into in 1994 upon completion of the project (see note 7). There were no properties acquired in the six months ended June 30, 1996.

b. The Company and certain affiliates of its General Partner entered into an agreement with the third-party landlord of its leased executive office space. In accordance with the agreement, the Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the six months ended June 30, 1996, the affiliates paid the Company approximately $30,000 for rent of the sublet space. Such payments have been approved by the Audit Committee of the Board of Directors of the General Partner.

c. The Company has been reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services to such affiliate on a part-time basis in the amount of approximately $17,000 for the six months ended June 30, 1996. In addition, an affiliate of the General Partner provided certain administrative services in the amount of $750 and $1,500 in the three and six month periods ended June 30, 1996, respectively. Such reimbursements have been approved by the Audit Committee of the Board of Directors of the General Partner.

3. COMMITMENTS AND CONTINGENCIES

a. On June 17, 1996, the Company held a mortgage note receivable in the principal amount of approximately $97,000 which was in default. The mortgage encumbered one property together with a collateral assignment of the ground lease and rent. The property is tenanted by Gino's. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of this property. The tenant remains current in its lease obligations. On June 18, 1996 the

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

Company foreclosed on this property located in Pennsylvania. As a result, real estate with a carrying value of approximately $36,000 was recorded in the three and six months ended June 30, 1996. No gain or loss was incurred upon foreclosure because the estimated fair value of the property exceeds its carrying value.

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

At June 30, 1996, the carrying value of these four properties is approximately $7,401,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $1,927,000.

d. On September 18, 1995, Caldor Corp., a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of pre-petition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At June 30, 1996, the property has a carrying value of approximately $1,974,000 and is unencumbered by any mortgage.

e. On January 10, 1996, Rickel Home Centers, Inc. ("Rickels") a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. This property's annual rental totals approximately $90,000. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. The tenant is current in its obligations under the lease. The tenant occupies a portion of a strip shopping center

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

with two other tenants. The carrying value of the entire property at June 30, 1996 is approximately $ 545,000 and is unencumbered by any mortgage.

f. The current owners of a Long Beach, California property formerly owned by the Company have commenced an action against the Company, former owners and tenants of the property seeking indemnification for the costs of remediating an environmental condition alleged to have been caused by the dry cleaner at this shopping center. The Company had acquired this property in a sale-leaseback transaction and will seek indemnification from the seller and master tenant of the property, pursuant to the terms of the former lease, if any liability is allocated to it.

4. RESTRICTED CASH

On June 12, 1996, the Company's subsidiary, American Real Estate Holdings, L.P. ("AREH") entered into an agreement with non-affiliated third parties and became a member of a limited liability company, Beattie Place LLC ("Beattie"). The purpose of Beattie is to acquire, hold, and ultimately dispose of limited partnership units in ten Balcor Limited Partnerships (the "Balcor Units") in connection with previously commenced tender offers. These Balcor limited partnerships own and operate commercial and multi-family real estate properties nationwide. AREH agreed to purchase a non-voting membership interest in Beattie of approximately 71.5%. AREH deposited approximately $46 million with an unaffiliated escrow agent to fund its share of the cost of the Balcor Units. The funds held by the escrow agent have been invested in short-term government obligations. Any portion of the funds not required, including interest earned thereon, will be returned to AREH. It is presently estimated that AREH will expend approximately $13 million in connection with this transaction.

5. MORTGAGES AND NOTE RECEIVABLE

On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. There are scheduled repayments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold. As of June 30, 1996 these repayments totaled approximately $200,000.

The discount at acquisition date is being amortized on a straight-line basis over the term of the Facility Agreement. For the three and six month periods ended June 30, 1996, approximately $128,000 and $257,000, respectively, of discount was amortized. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet date. Foreign exchange losses of approximately $160,000 and $346,000 have been recognized and are included in "Other income" during the three and six month periods ended June 30, 1996, respectively.

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

In accordance with the terms of the Facility Agreement, accrued interest for the annual period ending June 30, 1996 was capitalized into the respective denominated currencies. At June 30, 1996, this amount capitalized, based on the valuation as of June 28, 1996, totaled approximately $623,000.

6. PROPERTY HELD FOR SALE

At June 30, 1996, the Company owned nine properties that were being actively marketed for sale. At June 30, 1996, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate net realizable value of the properties is estimated to be approximately $3,041,000.

7. SIGNIFICANT PROPERTY TRANSACTIONS

a. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

 1. The first joint venture, formed as an Alabama Limited Liability Company, developed a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, owns a seventy percent (70%) majority interest in the joint venture. As of June 30, 1996, approximately $192,000 representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. Distributions will be made in proportion to ownership interests. The complex was completed in September 1995, and all rental units were available for occupancy. The total development costs, including the acquisition of land, were approximately $10,889,000. As of August 2, 1996, 95% of these units are leased. An affiliate of the Company's co-venturer is managing the property. Net rental operations in the three and six month periods ended June 30, 1996 have resulted in losses of approximately $66,000 and $93,000 including approximately $116,000 and $233,000 of depreciation before consideration of the co-venturer's minority interest in such losses of approximately $20,000 and $28,000 respectively.

In connection with this property, a reinvestment incentive fee of approximately $38,000 was paid to the general partner in the six months ended June 30, 1996 (see note 2).

 2. The second joint venture, a Delaware limited partnership, is developing a 288 unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh- Durham area). The Company, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $4,022,000 as of June 30, 1996 and is a limited partner. The Company has fulfilled its contribution obligation. The co-venturer is the general partner and has a limited partner interest. The Company is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture's general partner and personally by its principals. The development costs are expected to total approximately $16,100,000. As of June 30, 1996, approximately $15,418,000 of development costs have been incurred of which approximately $14,982,000 represents completed rental units including the acquisition of land valued at $1,600,000. Construction loan funding at June 30, 1996 is approximately $11,125,000. The first units were available for occupancy in October 1995 and

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996 project completion is presently scheduled for August 1996. As of July 31, 1996, approximately 72% of the rental units are leased. An affiliate of the Company's co-venturer will manage the property. For the three and six month periods ended June 30, 1996, net rental operations resulted in a profit of approximately $15,000 and a loss of approximately $50,000, including approximately $130,000 and $221,000 of depreciation and amortization, respectively.

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

As a result of the above settlement and mortgage payoffs, the Company recognized "Other income" of approximately $2,700,000, net of related costs, in the six months ended June 30, 1996. The Company is actively marketing this property for sale and therefore has reclassified it to "Property held for sale." The carrying value of this property at June 30, 1996 is approximately $762,000. The Company believes that the net realizable value exceeds the carrying value of the asset at June 30, 1996.

The Company has engaged an unaffiliated third party management company to operate the property effective January 18, 1996. In the three and six month periods ended June 30, 1996 net losses of approximately $42,000 and $31,000 were recognized.

d. On May 10, 1996, the Company sold a property in Miami, Florida that was tenanted by the Cordis Corporation. The selling price for the property was $24,310,000. First and second mortgages with principal balances outstanding of approximately $14,416,000 were repaid at closing. In addition, closing costs of approximately $235,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $4,652,000.

In connection with the early extinguishment of the outstanding mortgage balances, the Company paid approximately $522,000 in prepayment penalties. As a result, an extraordinary loss of the same amount was recorded in the three and six month periods ended June 30, 1996.

e. On April 8, 1996, the Company entered into a build-to-suit lease with Staples, Inc. ("Staples"), a national office supply retailer. The building, whose size will be approximately

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

24,200 square feet, will be constructed on land presently owned by the Company in East Syracuse, New York. The cost of construction is estimated to be approximately $1,100,000. The initial term of the lease is for fifteen years plus three five year renewal periods. The rent is approximately $248,000 during the first ten years and $286,000 during the next five years. The tenant is also responsible for its pro-rata share of common area charges, insurance, and real estate taxes. A commission of approximately $116,000 was incurred in connection with this lease. Anticipated lease and rent commencement is on or about September 1, 1996.

8. DISTRIBUTIONS PAYABLE

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

The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. The first Payment Date was April 1, 1996 on which 98,782 additional Preferred Units were issued. As of June 30, 1996, 2,074,422 Preferred Units are issued and outstanding.

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

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

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

As of August 12, 1996, High Coast owns 1,741,688 Preferred Units and 12,991,312 Depositary Units.

10. EARNINGS PER SHARE

Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. For the three and six month periods ended June 30, 1996 and 1995, the dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units. The earnings per share calculation for the six months ended June 30, 1995 assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of that year. Also with respect to the six months ended June 30, 1995 calculation, net income has been increased by approximately $2,000,000 in accordance with the modified treasury stock method. (See note 9).

11. SUBSEQUENT EVENTS

a. Pursuant to its Information Statement dated July 26, 1996 (the "Information Statement"), the Company reported that the Board of Directors of its General Partner (the "Board") approved an amendment (the "Amendment") to the Company's Partnership Agreement which will permit the Company to make non-real estate investments. High Coast Limited Partnership ("High Coast"), which beneficially owns approximately 50.6% of the Company's depositary units, has confirmed to the Company that it will consent to such Amendment effective on or about August 15, 1996.

The Amendment will permit the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets. The Company intends to continue to invest its assets available for investment in undervalued assets in the real estate market. While the Company believes opportunistic real estate investments continue to remain available, such investments have become more competitive to source and the increased competition may have an adverse impact on the spreads and the ability to find quality assets that provide returns sought by the Company. In addition, pending investment in real estate assets, the Company's investment funds have been invested primarily in short-term government obligations.

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

The Company will conduct its activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940. Generally, this means that no more than 40% of the Company's total assets will be invested in securities. In addition, the Company will structure its investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly-traded partnership rules of the Internal Revenue Code.

Under the Amendment, such investments may include equity and debt securities of domestic and foreign issuers. The proportion of the Company's assets invested in any one type of security or any single issuer will not be limited. The investment objective of the Company with respect to such investments will be to purchase undervalued securities so as to maximize total returns consisting of current income and/or capital appreciation. Undervalued securities are those which may have greater inherent value than that indicated by their then-current trading price. This may result from the fact that the securities, for example, may be thinly traded or otherwise undervalued due to market inefficiencies, may relate to opportunities where economic or market trends have not been identified and reflected in market value, or may include those in complex or not readily followed securities. The Company also may sell some of its existing portfolio properties and use these proceeds to reinvest in undervalued assets, whether real estate related or otherwise. As the Company will concentrate under the Amendment on undervalued securities, which may include, for example, high-yield securities and neglected securities, its investments may be subject to significant amounts of business, financial, market and other risks. Investments in securities issued by companies that are not engaged as one of their primary activities in the ownership, development or management of real estate will entail somewhat different risks from those associated with investments in real estate assets. The equity securities in which the Company may invest pursuant to the Amendment may include common stocks, preferred stocks and securities convertible into common stocks, as well as warrants to purchase those securities. The debt securities in which the Company may invest may include bonds, debentures, notes, mortgage-related securities and municipal obligations. Certain of such securities may include lower-rated securities which may provide the potential for higher yields and therefore may entail higher risk. In addition, the Company may engage in various investment techniques, such as options and futures transactions, foreign currency transactions and leveraging for either hedging or other purposes. Use of borrowed funds to leverage acquisitions can exaggerate the effect of any increase or decrease in market value. There can be no assurance that the Company will correctly evaluate such investments and their attendant risks or that such investments will be profitable to the Company.

Transactions under the Amendment may include transactions with affiliates of Carl Icahn ("Icahn"), the Chairman of the Board of its General Partner and, through High Coast, its principal unitholder, provided the terms thereof are fair and reasonable to the Company. Mr. Icahn has confirmed that neither he nor his affiliates would receive any fees from the Company for services rendered in connection with non-real estate related investments by the Company.

b. On July 24, 1996, the Company entered into a gross lease with AT&T Corp. for its Atlanta office building formerly leased to Days Inn of America, Inc. The initial term of the lease is for five years at $1,478,923 per annum with five
(5) year renewal periods. The renewal rent is the initial term rent plus 50% of the increase in the Consumer Price Index. Tenant improvements, allowances and commissions in connection with this lease are estimated to be approximately $2,100,000. Lease commencement is expected to occur on or about December 1, 1996. Annual operating expenses are estimated to total approximately $650,000. The tenant will pay increases in operating expenses above the base year. The Company has retained the

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

current property manager to perform on-site and supervisory and management services.

c. On July 17, 1996, the Company's subsidiary, American Real Estate Holdings Limited Partnership ("AREH") and an affiliate of the General Partner, Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH and Bayswater have a 69.999% and 30% limited and general partner interest, respectively, and a wholly owned subsidiary of AREH has a .001% interest as a general partner of Boreas. AREH's total interests are 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for up to 46% of the outstanding limited partnership and assignee interests of Arvida/JMB Partners, L.P. a real estate partnership. Boreas has a 33% limited partner interest in Raleigh. In addition, an affiliate, which is owned 70% by AREH and 30% by Bayswater, is a general partner which has a 1/3% interest in Raleigh. Boreas and the affiliated general partner have a total interest in Raleigh of 33 1/3%. On August 1, 1996, Boreas made a capital contribution of $13,000,000 to Raleigh of which AREH's pro-rata share was $9,100,000.

d. On July 29, 1996, the Company sold a property in Woodbury, NY that was tenanted by Pioneer Standard Electronics, Inc. The selling price was $2,000,000. A mortgage with an outstanding balance of approximately $6,177 was paid at the closing. In addition, closing costs of approximately $130,000 were incurred. As a result, the Company will recognize a gain of approximately $965,000 in the third quarter.

e. The Company signed a non-binding Letter of Intent to sell its residential apartment complexes, Stoney Falls and Stoney Brooke, located in Lexington, Kentucky. The Company had acquired these properties in 1994. The total selling price is $20,325,000. The properties are encumbered by first mortgages of approximately $9,800,000 which will be assumed by the purchaser at closing. Closing costs of approximately $250,000 are expected to be incurred. If this transaction is consummated, the Company will recognize a gain on sale of approximately $7,000,000.

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

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

cash and establish reserves from time to time. As a result, there was insufficient cash flow from operations to pay distributions to unitholders and such distributions were reduced and finally suspended. As discussed below, the Company's investment strategy is to apply its capital transaction proceeds and Rights Offering proceeds, including interest earned thereon, toward its investments.

By the end of the year 2000, net leases representing approximately 25% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 42% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it is expected that it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow from such properties.

As a consequence of the foregoing, the Company decided to raise funds through the Rights Offering to increase its assets available for investment, take advantage of investment opportunities, further diversify its portfolio and mitigate against the impact of potential lease expirations. The Rights Offering was completed during April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes. In order to enhance the Company's investment portfolio (and ultimately its asset values and cash flow prospects), the Company is seeking to acquire investments in undervalued assets, including commercial properties, residential development projects, land parcels for the future development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. Such assets may not be generating a positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as under-performing assets may not be readily financeable. As such, they require the Company to maintain a strong capital base. The Company notes that acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns sought by the Company.

As mentioned in Subsequent Event footnote 11 a. above, the Board of Directors of the General Partner has approved an amendment to the Partnership Agreement which will permit the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in the real estate market. The Company has not yet made such investments under the Amendment, and it cannot be determined whether such investments will have a material impact on its future operations, future operating results or future financial condition.

Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of the Company. Management believes that

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

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

The Company has notified each of the tenants of the respective sites of the environmental consultant's findings. If such tenants do not arrange for further investigations, or remediations, if required, the Company may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $3-4 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants for these properties, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company is planning Phase I Environmental Site Assessments for approximately 100 more net leased properties during 1996 and 1997. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as the Company may deem necessary and appropriate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995 Gross revenues decreased by approximately $258,000, or 1.5%, during the three months ended June 30, 1996 as compared to the same period in 1995. This decrease reflects approximate decreases of $1,118,000, or 14.6%, in financing lease income and $117,000 in other income, partially offset by approximate increases of $666,000, or 31.5%, in other interest income, $252,000, or 5.5%, in rental income, and $59,000, or 2.6%, in hotel operating income. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. The increase in other interest income is primarily due to increased interest income earned on the Rights Offering and sales proceeds and the investment in the Facility Agreement. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. Due to the seasonal nature of the hotel properties, the hotel revenues for the three months ended June 30, 1996 are not necessarily indicative of subsequent quarterly results.

Expenses decreased by approximately $569,000, or 5.8%, during the three months ended June 30, 1996 compared to the same period in 1995. This decrease reflects a decrease of approximately $962,000, or 8.9%, in interest expense partially offset by increases of approximately $138,000, or 10.6%, in depreciation and amortization, $114,000, or 17.2%, in general and administrative expenses, $103,000, or 10.5%, in property expenses and $38,000, or 2.0%, in hotel operating expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

Earnings before property transactions and extraordinary item increased during the three months ended June 30, 1996 by approximately $312,000 as compared to the same period in 1995, primarily due to increased interest income earned on the Rights Offering and sales proceeds and decreased interest expense due to repayments of maturing debt obligations, partially offset by a decrease in financing lease income.

Gain on property transactions increased by approximately $5,539,000 during the three months ended June 30, 1996 as compared to the same period in 1995, due to differences in the size and number of transactions.

During the three months ended June 30, 1996, the Company recorded a provision for loss on real estate of $175,000. There was no such loss recorded in the comparable period of 1995.

During the three months ended June 30, 1996, a loss from early extinguishment of debt was incurred of approximately $522,000. No such loss was incurred in the comparable period of 1995.

Net earnings for the three months ended June 30, 1996 increased by approximately $5,154,000 as compared to the three months ended June 30, 1995 for the reasons previously stated. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the three months ended June 30,1996 are not necessarily indicative of subsequent quarters of 1996.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
Gross revenues increased by approximately $4,135,000, or 12.4%, during the six months ended June 30, 1996 as compared to the same period in 1995. This increase reflects approximate increases of $2,685,000 in other interest income, or 99.0%, $2,671,000 in other income, $587,000, or 6.2%, in rental income, and $130,000, or 2.4%, in hotel operating income partially offset by a decrease of approximately $1,938,000, or 12.6%, in financing lease income. The increase in other interest income is primarily due to increased interest income earned on the Rights Offering and sales proceeds and the investment in the Facility Agreement. The increase in other income is primarily due to the Forte settlement and lease termination. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. Due to the seasonal nature of the hotel properties, the hotel revenues for the six months ended June 30, 1996 are disproportionately higher than those expected for the remainder of 1996.

Expenses decreased by approximately $971,000, or 4.9%, during the six months ended June 30, 1996 compared to the same period in 1995. This decrease reflects a decrease of approximately $1,738,000, or 16.8%, in interest expense partially offset by increases of approximately $340,000, or 13.3%, in depreciation and amortization, $178,000, or 9.2%, in property expenses, $135,000, or 10.3%, in general and administrative expenses and $114,000, or 3.0%, in hotel operating expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

Earnings before property transactions and extraordinary item increased during the six months

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

ended June 30, 1996 by approximately $5,106,000 as compared to the same period in 1995, primarily due to increased interest income earned on the Rights Offering and sales proceeds, other income from the Forte settlement and lease termination and decreased interest expense due to repayments of maturing debt obligations, partially offset by a decrease in financing lease income.

Gain on property transactions increased by approximately $1,270,000 during the six months ended June 30, 1996 as compared to the same period in 1995, due to differences in the size and number of transactions.

During the six months ended June 30, 1996, the Company recorded a provision for loss on real estate of $175,000. There was no such loss recorded in the comparable period of 1995.

During the six months ended June 30, 1996, a loss from early extinguishment of debt was incurred of approximately $522,000. No such loss was incurred in the comparable period of 1995.

Net earnings for the six months ended June 30, 1996 increased by approximately $5,679,000 as compared to the six months ended June 30, 1995 for the reasons previously stated. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the six months ended June 30, 1996 are expected to be significantly higher than the remainder of 1996.

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

The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 42% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1996, 22 leases covering 22 properties and representing approximately $2,413,000 in annual rentals are scheduled to expire. Eleven of these 22 leases originally representing approximately $1,152,000 in annual rental income have been or will be re-let or renewed for approximately $1,159,000 in annual rentals. Such renewals are generally for a term of five years. Seven leases, with an approximate annual rental income of $745,000, will be marketed for sale or lease when the current lease terms expire. Tenants occupying two of the properties with approximate annual rental income of $358,000 have elected to exercise their purchase options and two properties representing approximately $158,000 in annual rental income have been sold.

On December 4, 1995, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 1996. In making its announcement, the Company noted it plans to continue to apply available Partnership operating cash flow towards its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 25% of the Company's net annual rentals will be due for renewal, and by the end of the year 2002, 42% of such rentals will be due for renewal. Another factor that the Company took into consideration was that net leases representing approximately 30% of the Company's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. In making its announcement, the Company stated that it expects to reconsider distribution issues for 1997.

There were no distributions due to Unitholders for the six months ended June 30, 1996. Distributions paid during the six months ended June 30, 1996 totaled approximately $54,000, representing distributions due to Unitholders who exchanged their limited partner interests during 1996. There were no distributions due to Unitholders for the six months ended June 30, 1995. Distributions paid during the six months ended June 30, 1995 totaled approximately $62,000, representing distributions due to Unitholders who exchanged their limited partner interests during 1995.

During the six months ended June 30, 1996 the Company generated approximately $14.5 million in cash flow from day-to-day operations which excludes approximately $3 million in interest earned on the Rights Offering proceeds which will be retained for future acquisitions. In addition, approximately $3 million of non-recurring income, including approximately $2.7 million, net of related costs, from the Forte lease termination, was recorded. During the comparable period of 1995, the Company generated approximately $13.3 million in cash flow from day-to-day operations which excludes approximately $1.5 million in interest earned on the Rights Offering proceeds.

Capital expenditures for real estate, excluding new acquisitions, were approximately $1,054,000 during the six months ended June 30, 1996. During the comparable period of 1995, there were approximately $447,000 of such expenditures.

In 1996 and 1997, the Company has approximately $11.3 million of principal payments due each year on its Senior Unsecured Debt and approximately $19.0 million and $5.5 million of maturing balloon mortgages due, respectively. During the six months ended June 30, 1996, approximately $13.3 million of balloon mortgages were repaid out of the Company's cash flow. During the comparable period of 1995, approximately $14.2 million of balloon mortgages were repaid out of the Company's cash flow. The Company will seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may be required to repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the six months ended June 30, 1996, net cash flow after payment of maturing debt obligations and capital expenditures was approximately break-even, excluding non-recurring income and interest earned on the Rights Offering proceeds which will be retained for acquisitions. The Company's operating cash reserves are approximately $23 million at June 30, 1996 which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters. Rights Offering proceeds and related interest income are being retained for investment, with respect to real estate investments, in undervalued assets

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

including commercial properties, residential development projects, land parcels for the development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. In addition to using its available cash to make these types of investments, the Company intends to sell some of its existing portfolio properties and use such proceeds to reinvest in undervalued assets. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as under performing assets may not be readily finance able and may not generate immediate positive cash flow. As such, they require the Company to maintain a strong capital base both to react quickly to these market opportunities as well as to allow the Company to rework the assets to enhance their turnaround performance. The Company notes that acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns sought by the Company.

The Company also has significant maturing debt requirements under the Note Agreements. As of June 30, 1996, the Company has $22,615,552 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, the Company is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. Under the terms of the Note Agreements, the Company deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994, 1995 and 1996, the Company repaid $10 million, $11.3 million and $11.3 million, respectively, of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due annually from 1997 through the final payment date of May 27, 1998. As of June 30, 1996, the Company was in compliance with the terms of the Note Agreements.

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

The Note Agreements contain certain prepayment penalties which the Company would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of August 1, 1996 the premium required in order to prepay the Note Agreement in full would have been approximately $1,275,000. Subject to negotiating favorable terms the Company may prepay in full the Senior Unsecured Debt. Prepayment would release the Company from certain covenants which restrict its operating and investment activities, including, among others, covenants relating to the level of net annual rentals from unencumbered properties and the ability to create liens and incur additional debt. To date, the Partnership has been unable to negotiate favorable terms for such prepayment.

Sales proceeds from the sale or disposal of portfolio properties totaled approximately $11,204,000 in the six months ended June 30, 1996. During the comparable period of 1995, sales proceeds totaled approximately $17.4 million. There were no mortgage financing proceeds during

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

the six months ended June 30, 1996. During the comparable period of 1995, the Company received $9.8 million of mortgage proceeds from the financing of its two apartment complexes located in Lexington, Kentucky. The Company intends to use property sales, financing and refinancing proceeds for new investments. In addition, the Company successfully completed its Rights Offering in April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes.

In the three months ended June 30, 1996, the Company escrowed approximately $46.1 million in cash to fund the purchase of limited partnership units in connection with a tender offer (see note 4). These funds are shown as "Restricted cash" on the balance sheet as of June 30, 1996. The Company anticipates that it will expend approximately $13 million in connection with this transaction. The unused funds will be returned to the Company.

The Company's cash and cash equivalents decreased by approximately $29.5 million during the six months ended June 30, 1996, primarily due to the approximate $46.1 million of escrowed funds discussed above, partially offset by approximate increases of $2.7 million Forte lease termination payment, interest earned on the Rights Offering proceeds of $3 million and sales proceeds of approximately $11.2 million. These funds, excluding the Company's operating cash reserves, are being retained for investment in undervalued assets including commercial properties, residential development projects, land parcels, non-performing loans and securities of companies which own significant real estate assets.

                           PART II. Other information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              No matters were submitted to a vote of unitholders during the period covered by this report. However, please see Note 11.a for a discussion of the Information Statement of the Company first mailed to unitholders on July 27, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Financial Data Schedule is attached hereto as Exhibit EX-27

              EXHIBIT INDEX

              Exhibit               Description

              EX-27                 Financial Data Schedule

       (b) Reports on Form 8-K

              On June 21, 1996, the Company filed a Report on Form 8-K with respect to Item 5 thereof stating that the Board of Directors of the General Partner had approved the proposal of an Amendment to the Company's partnership agreement and describing the terms of such Amendment.

         AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1996

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

                                     AMERICAN REAL ESTATE PARTNERS, L.P.
                                     By: American Property Investors, Inc.
                                         General Partner

                                     /s/ John P. Saldarelli
                                     -------------------------------------
                                     John P. Saldarelli
                                     Treasurer
                                     (Principal Financial Officer
                                     and Principal Accounting Officer)

Date:   August 13, 1996

                                EXHIBIT INDEX



EXHIBIT NO.                                      DESCRIPTION

   27                                      FINANCIAL DATA SCHEDULE