Form 10-Q
period 1996-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1996-11-14
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
----------


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      September 30, 1996
                                    ------------------

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to__________

                        Commission file number    1-9516
                                                  ------


                       AMERICAN REAL ESTATE PARTNERS, L.P.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     13-3398766
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 No.)


100 SOUTH BEDFORD ROAD, MT. KISCO, NY                    10549
-------------------------------------                    -----
(Address of principal executive offices)               (Zip Code)



(Registrant's telephone number,
 including area code)                                  (914) 242-7700
                                                       --------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes   X   No
                                                             ---     ---

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996




                                      INDEX
                                      -----


         PART I.  FINANCIAL INFORMATION                    PAGE NO.
         Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995..........1-2

         Consolidated Statements of Earnings -
         Three Months Ended September 30, 1996 and 1995....3

         Consolidated Statements of Earnings -
         Nine Months Ended September 30, 1996 and 1995.....4

         Consolidated Statement of Changes In
         Partners' Equity
         Nine Months Ended September 30, 1996..............5

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995.....6-7

         Notes to Consolidated Financial Statements........8

         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations........................................17

         PART II.  OTHER INFORMATION.......................24

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                       SEPTEMBER 30,  DECEMBER 31,
                                          1996           1995
                                       ------------   ------------
                                       (UNAUDITED)
ASSETS

Real estate leased to others:
   Accounted for under the financing
     method                            $255,864,756   $281,532,529
   Accounted for under the operating
     method, net of accumulated
     depreciation                       120,741,224    130,542,549
Cash and cash equivalents               140,501,814    166,261,635
Marketable securities                    47,318,404             --
Investments in limited partnerships      26,000,000             --
Mortgages and note receivable            15,259,210     15,056,367
Hotel operating properties,
   net of accumulated depreciation       13,163,219     13,362,375
Receivables and other assets              6,269,866      4,587,765
Property held for sale                    2,880,633      1,983,033
Debt placement costs,
   net of accumulated amortization        1,526,210      1,931,472
Construction in progress                    588,749      5,622,156
                                       ------------   ------------

   Total                               $630,114,085   $620,879,881
                                       ============   ============

                                 Continued.....

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996



                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                     ---------------------------------------

                                           SEPTEMBER 30,    DECEMBER 31,
                                               1996             1995
                                           -------------    -------------
                                            (UNAUDITED)
LIABILITIES

Mortgages payable                          $ 130,704,941    $ 163,967,561
Senior indebtedness                           22,615,552       33,923,329
Construction loan payable                     11,691,423        7,834,175
Accounts payable, accrued
   expenses and other liabilities             10,739,099        5,770,443
Deferred income                                3,460,952        3,524,349
Distributions payable                          1,530,390        1,671,069
                                           -------------    -------------

     Total liabilities                       180,742,357      216,690,926
                                           -------------    -------------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
     preference, 5% cumulative pay-
     in-kind redeemable; 4,200,000
     authorized; 2,074,422 and 1,975,640
     issued and outstanding as of
     Sept. 30, 1996 and Dec. 31, 1995         21,262,826       20,497,265

   Depositary units; 26,850,000
     authorized; 25,666,640
     outstanding                             430,131,080      386,609,631

General partner                                9,161,687        8,265,924

Treasury units at cost:
   1,037,200 depositary units                (11,183,865)     (11,183,865)
                                           -------------    -------------

     Total partners' equity (Note 10)        449,371,728      404,188,955
                                           -------------    -------------

       Total                               $ 630,114,085    $ 620,879,881
                                           =============    =============

See notes to consolidated financial statements

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


                       CONSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------
                                   (UNAUDITED)
                                   -----------

                                      THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------
                                            1996           1995
                                            ----           ----
Revenues:
   Interest income:
     Financing leases                   $ 6,338,764   $  7,067,897
     Other                                2,425,029      2,696,737
   Rental income                          5,147,205      4,991,946
   Hotel operating income                 1,948,435      2,009,954
   Other income                              63,218      2,478,785
   Dividend income                          837,125             --
                                        -----------   ------------
                                         16,759,776     19,245,319
                                        -----------   ------------
Expenses:
   Interest expense                       3,711,259      4,507,040
   Depreciation and amortization          1,579,815      1,322,489
   General and administrative
     expenses                               735,403        716,138
   Property expenses                      1,144,833        892,237
   Hotel operating expenses               1,747,977      1,841,441
                                        -----------   ------------
                                          8,919,287      9,279,345
                                        -----------   ------------

Earnings before property transactions     7,840,489      9,965,974
Provision for loss on real estate                --       (611,552)
Gain on sales and disposition
   of real estate                        13,595,117        176,223
                                        -----------   ------------

NET EARNINGS                            $21,435,606   $  9,530,645
                                        ===========   ============

Net earnings attributable to:
   Limited partners                     $21,009,037   $  9,340,985
   General partner                          426,569        189,660
                                        -----------   ------------
                                        $21,435,606   $  9,530,645
                                        ===========   ============
Net earnings per limited
   partnership unit (Note 11):          $       .75   $        .33
                                        ===========   ============

Weighted average limited partnership
   units and equivalent partnership
   units outstanding                     28,047,843     28,250,316
                                        ===========   ============

                 See notes to consolidated financial statements

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


                       C0NSOLIDATED STATEMENTS OF EARNINGS
                       -----------------------------------
                                   (UNAUDITED)
                                   -----------

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------
                                                            1996            1995
                                                            ----            ----
Revenues:
   Interest income:
     Financing leases                                  $ 19,800,003    $ 22,467,147
     Other                                                7,821,544       5,408,546
   Rental income                                         15,254,809      14,513,015
   Hotel operating income                                 7,530,351       7,461,546
   Other income                                           3,083,378       2,827,762
   Dividend income                                          837,125              --
                                                       ------------    ------------
                                                         54,327,210      52,678,016
                                                       ------------    ------------
Expenses:
   Interest expense                                      12,317,424      14,851,602
   Depreciation and amortization                          4,480,373       3,883,370
   General and administrative
     expenses                                             2,185,245       2,030,946
   Property expenses                                      3,253,572       2,823,225
   Hotel operating expenses                               5,653,590       5,632,395
                                                       ------------    ------------
                                                         27,890,204      29,221,538
                                                       ------------    ------------
Earnings before property transactions
   and extraordinary item                                26,437,006      23,456,478
Provision for loss on real estate                          (175,000)       (611,552)
Gain on sales and disposition
   of real estate                                        19,101,460       4,412,724
                                                       ------------    ------------
Earnings before extraordinary item                       45,363,466      27,257,650

Loss from early extinguishment of debt                     (521,512)             --
                                                       ------------    ------------
NET EARNINGS                                           $ 44,841,954    $ 27,257,650
                                                       ============    ============

Net earnings attributable to:
   Limited partners                                    $ 43,949,599    $ 26,715,223
   General partner                                          892,355         542,427
                                                       ------------    ------------
                                                       $ 44,841,954    $ 27,257,650
                                                       ============    ============
Net earnings per limited partnership unit (Note 11):
   Before extraordinary item                           $       1.59    $       1.05
   Extraordinary item                                          (.02)             --
                                                       ------------    ------------

NET EARNINGS                                           $       1.57    $       1.05
                                                       ============    ============

Weighted average limited partnership
   units and equivalent partnership
   units outstanding and subscribed                      27,999,553      27,200,057
                                                       ============    ============

See notes to consolidated financial statements

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
              -----------------------------------------------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)




                        GENERAL       LIMITED PARTNERS'EQUITY
                        PARTNER'S    -------------------------     HELD IN         TOTAL PARTNERS'
                        EQUITY       DEPOSITARY      PREFERRED     TREASURY             EQUITY
                        ------       ----------      ---------     --------             ------
Balance
Dec. 31, 1995         $8,265,924   $ 386,609,631    $20,497,265   $(11,183,865)   $404,188,955

Net earnings             892,355      43,949,599             --             --      44,841,954

Unrealized gains
 on securities
 available for sale        3,408         337,411             --             --         340,819


Pay-in-kind
distribution                  --        (765,561)       765,561             --              --
                      ----------   -------------    -----------   ------------    ------------

Balance -
Sept. 30, 1996        $9,161,687   $ 430,131,080    $21,262,826   $(11,183,865)   $449,371,728
                      ==========   =============    ===========   ============    ============


                 See notes to consolidated financial statements

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                        1996             1995
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                   $  44,841,954    $  27,257,650
    Adjustments to reconcile earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                  4,480,373        3,883,370
        Amortization of deferred income                                  (19,663)         (19,663)
        Gain on sales and disposition of real estate                 (19,101,460)      (4,412,724)
        Provision for loss on real estate                                175,000          611,552
        Changes in:
          Decrease in deferred income                                     (2,730)          (2,730)
          Increase in receivables and other assets                    (1,013,683)      (3,572,080)
          Increase in accounts payable and accrued expenses            4,927,638          345,877
                                                                   -------------    -------------

            Net cash provided by operating activities                 34,287,429       24,091,252
                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in mortgages and note receivable                           (524,461)      (7,397,365)
    Net proceeds from the sale and disposition of real estate         31,490,530       18,186,937
    Principal payments received on leases
      accounted for under the financing method                         5,465,975        5,400,265
    Construction in progress                                          (4,964,344)     (11,641,549)
    Principal receipts on mortgages receivable                           244,343          223,407
    Capitalized expenditures for real estate                          (2,557,532)        (722,155)
    Property acquisitions                                               (102,947)      (3,104,338)
    Investments in limited partnerships                              (26,000,000)              --
    Purchase of marketable securities                                (46,949,450)              --
                                                                   -------------    -------------

            Net cash (used in) provided by investing activities      (43,897,886)         945,202
                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partners' equity:
      Proceeds from the Rights Offering                                       --      110,866,442
      Expenses of the Rights Offering                                    (15,842)        (468,380)
      Distributions to partners                                         (140,679)         (88,066)
    Debt:
      (Decrease) increase in mortgages payable                          (313,156)       9,800,000
      Periodic principal payments                                     (6,309,309)      (6,756,450)
      Balloon payments                                                (1,859,486)      (3,632,696)
      Increase in construction loan payable                            3,857,248       11,344,143
      Debt placement costs                                               (60,363)           8,553
      Senior debt principal payment                                  (11,307,777)     (11,307,777)
                                                                   -------------    -------------

            Net cash (used in)  provided by financing activities     (16,149,364)     109,765,769
                                                                   -------------    -------------

NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                                         (25,759,821)     134,802,223

CASH AND CASH EQUIVALENTS, beginning of period                       166,261,635       18,615,572
                                                                   -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                           $ 140,501,814    $ 153,417,795
                                                                   =============    =============

     Continued................

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)



                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                       1996            1995
                                                       ----            ----
SUPPLEMENTAL INFORMATION:
 Cash payments for interest                        $ 11,952,401    $ 14,319,879
                                                   ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Property acquired in satisfaction of mortgages:
    Addition to property accounted for under
      the operating method                         $     36,271    $    256,492
    Decrease in mortgages receivable                    (96,938)       (365,774)
    Decrease in deferred income                          60,667         109,282
                                                   ------------    ------------

                                                   $         --    $         --
                                                   ============    ============



 Reclassification of real estate:
    From financing lease                           $         --    $   (911,552)
    To property held for sale                         1,431,741       1,109,552
    From construction in progress                    (9,848,929)    (11,184,623)
    To operating lease                                9,848,929      11,184,623
    From operating lease                             (1,431,741)       (198,000)
                                                   ------------    ------------

                                                   $         --    $         --
                                                   ============    ============

 Reclassification - Other:
    From receivables and other assets              $         --    $   (544,761)
    To expenses of Rights Offering                           --         544,761
                                                   ------------    ------------

                                                   $         --    $         --
                                                   ============    ============



                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL
   -------

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1995.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
   -----------------------------------------------------------

a. From the commencement of the Exchange through September 30, 1996 the Company
(i) sold or disposed of an aggregate of 148 properties of the Predecessor Partnerships for an aggregate amount of approximately $83,763,000 net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnerships' properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $128,194,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $127,140,000. Sixteen acquisitions have been made since the commencement of the Exchange, including two joint ventures entered into in 1994 to develop two apartment complexes, for an aggregate investment of approximately $58,000,000. Reinvestment incentive fees of approximately $411,000 have previously been paid to the General Partner, and approximately $70,000 is payable to the General Partner for the North Carolina joint venture investment entered into in 1994 (see note 7). There were no properties acquired in the nine months ended September 30, 1996.

b. The Company and certain affiliates of its General Partner entered into an agreement with the third-party landlord of its leased executive office space. In accordance with the agreement, the Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the nine months ended September 30, 1996, the affiliates paid the Company approximately $46,000 for rent of the sublet space. Such payments have been approved by the Audit Committee of the Board of Directors of the General Partner.

c. The Company has provided services to an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided such services on a part-time basis in the amount of approximately $25,000 and $40,000 for the three and nine months ended September 30, 1996, respectively. In addition, an affiliate of the General Partner provided certain administrative services in the amount of $750 and $2,250 in the three and nine month periods ended September 30, 1996, respectively. Such reimbursements have been approved by the Audit Committee of the Board of Directors of the General Partner.

3. COMMITMENTS AND CONTINGENCIES
   -----------------------------

a. On June 17, 1996, the Company held a mortgage note receivable in the principal amount of approximately $97,000 which was in default. The mortgage encumbered one property together with a collateral assignment of the ground lease and rent. The property is tenanted by Gino's. The mortgage had been taken back by a Predecessor Partnership in connection with the sale of this property. The tenant remains current in its lease obligations. On June 18, 1996 the

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


Company foreclosed on this property located in Pennsylvania. As a result, real estate with a carrying value of approximately $36,000 was recorded in the nine months ended September 30, 1996. No gain or loss was incurred upon foreclosure because the estimated fair value of the property exceeds its carrying value.

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

At September 30, 1996, the carrying value of these four properties is approximately $7,333,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $1,863,000.

d. On September 18, 1995, Caldor Corp., a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of pre-petition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At September 30, 1996, the property has a carrying value of approximately $1,958,000 and is unencumbered by any mortgage.

e. On September 24, 1996, Best Products, a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $508,000. The tenant is current in its obligations under the lease. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At September 30, 1996, the property has a carrying value of

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


approximately $3,461,000 and is unencumbered by any mortgage.

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

4. MARKETABLE SECURITIES
   ---------------------

In August 1996, the Company purchased 1,810,000 shares of RJR Nabisco Holdings Corp. ("RJR") common stock at a cost of approximately $46,949,000. Subsequent to September 30, 1996, the Company purchased 1,311,700 additional shares of RJR at a total cost of approximately $35,647,000. As of November 1, 1996 the Company owns 3,121,700 shares of RJR, representing approximately 1.1% of the total outstanding RJR common shares, at a total cost of approximately $82,596,000. These shares were purchased at an average price of $25.94 per share. On November 1, 1996, the closing price of RJR common shares on the New York Stock Exchange was $29.00. As of November 1, 1996, the Company's investment in RJR represents approximately 13% of the Company's total assets. Carl C. Icahn, the Chairman of the Board of the General Partner, owns (through affiliates) an additional 16,808,100 shares of RJR, as of October 21, 1996, representing approximately 6.2% of the total outstanding RJR common shares.

The Company recorded "Dividend income" of $837,125 in the three and nine months ended September 30, 1996 on the 1,810,000 shares of RJR purchased in August 1996.

Investments in equity securities classified as available for sale, for accounting purposes, are required to be carried at fair value on the Balance Sheet of the Company. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners Equity.

5. INVESTMENT IN LIMITED PARTNERSHIP UNITS
   ---------------------------------------

a. On June 12, 1996, the Company's subsidiary, American Real Estate Holdings, L.P. ("AREH") entered into an agreement with non-affiliated third parties and became a member of a limited liability company, Beattie Place LLC ("Beattie"). The purpose of Beattie is to acquire, hold, and ultimately dispose of limited partnership units in ten Balcor Limited Partnerships (the "Balcor Units") in connection with previously commenced tender offers. These Balcor limited partnerships own and operate commercial and multi-family real estate properties nationwide. AREH agreed to purchase a non-voting membership interest in Beattie of approximately 71.5%. AREH deposited approximately $46 million with an unaffiliated escrow agent to fund its share of the cost of the Balcor Units. The funds held by the escrow agent were invested in short-term government obligations. On August 14, 1996, the Company and its escrow agent were notified, in accordance with agreements previously entered into, that Beattie had purchased approximately 162,664 Balcor Units of which approximately 116,189 Balcor Units represent the Company's pro rata share. A total of $13,000,000 was expended by the Company for this investment. The remaining escrowed funds were returned to the Company.

Investment in these Limited Partnership Units are accounted for under the cost method with

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


income distributions reflected in earnings and return of capital distributions as a reduction of investment.

b. On July 17, 1996, the Company's subsidiary, American Real Estate Holdings Limited Partnership ("AREH") and an affiliate of the General Partner, Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH and Bayswater have a 69.999% and 30% limited and general partner interest, respectively, and a wholly owned subsidiary of AREH has a .001% interest as a general partner of Boreas. AREH's total interests are 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for up to 46% of the outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas has a 33% limited partner interest in Raleigh. In addition, an affiliate, which is owned 70% by AREH and 30% by Bayswater, is a general partner which has a 1/3% interest in Raleigh. Boreas and the affiliated general partner have a total interest in Raleigh of 33 1/3%. On August 1, 1996, Boreas made a capital contribution of $13,000,000 to Raleigh which represents approximately 27,000 of the outstanding Units. In October, 1996 Raleigh made a tender offer, subject to certain conditions, for up to an additional 100,000 Units of Arvida at $500 per unit.

The Company has consolidated Boreas in the accompanying financial statements and $3,900,000 representing Bayswater's minority interest has been included in "Accounts payable, accrued expenses, and other liabilities."

6. MORTGAGES AND NOTE RECEIVABLE
   -----------------------------

On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. There are scheduled repayments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold. As of September 30, 1996 these repayments totalled approximately $192,000.

The discount at acquisition date is being amortized over the term of the Facility Agreement. For the three and nine month periods ended September 30, 1996, approximately $125,000 and $382,000 respectively, of discount was amortized. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet date. Foreign exchange gains of approximately $8,000 and losses of approximately $338,000 have been recognized and are included in "Other income" during the three and nine month periods ended September 30, 1996, respectively.

In accordance with the terms of the Facility Agreement, accrued interest for the annual period

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


ending June 30, 1996 was capitalized into the respective denominated currencies. This amount capitalized, based on the valuation as of June 28, 1996, totaled approximately $623,000. Interest accrued during the three and nine month periods ended September 30, 1996 totalled approximately $120,000 and $400,000, respectively.

7. PROPERTY HELD FOR SALE
   ----------------------

At September 30, 1996, the Company owned nine properties that were being actively marketed for sale. At September 30, 1996, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate net realizable value of the properties is estimated to be approximately $2,881,000.

8. SIGNIFICANT PROPERTY TRANSACTIONS
   ---------------------------------

a. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. Both of these joint ventures have been consolidated in the accompanying financial statements.

1. The first joint venture, formed as an Alabama Limited Liability
Company, developed a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, owns a seventy percent (70%) majority interest in the joint venture. As of September 30, 1996, approximately $192,000 representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. Distributions will be made in proportion to ownership interests. The complex was completed in September 1995, and all rental units were available for occupancy. The total development costs, including the acquisition of land, were approximately $10,909,000. As of November 5, 1996, 94% of these units are leased. Net rental operations in the three and nine month periods ended September 30, 1996 have resulted in a profit of approximately $24,000 and a loss of approximately $69,000, respectively, including approximately $117,000 and $350,000 of depreciation before consideration of the co-venturer's minority interest in such profit of approximately $7,000 and such loss of approximately $21,000 respectively.

In connection with this property, a reinvestment incentive fee of approximately $38,000 was paid to the general partner in the nine months ended September 30, 1996 (see note 2).

2. The second joint venture, a Delaware limited partnership, is developing a 288 unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). The Company, which owns a ninety percent (90%) majority interest in the partnership, has contributed approximately $4,022,000 as of September 30, 1996 and is a limited partner. The Company has fulfilled its contribution obligation. The co-venturer is the general partner and has a limited partner interest. The Company is entitled to a cumulative annual preferred return of 12% on its investment before cash distributions are made in proportion to ownership interests. Construction financing has been obtained by the joint venture in the amount of $12,205,000 and is guaranteed by the joint venture's general partner and personally by its principals. The development costs are expected to total approximately $16,200,000. As of September 30, 1996, approximately $15,810,000 of development costs have been incurred of which approximately $15,242,000 represents completed rental units including the acquisition of land valued at $1,600,000. Construction loan funding at September 30, 1996

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


is approximately $11,691,000. The first units were available for occupancy in October 1995 and the project was completed in August 1996. As of October 30, 1996, approximately 95% of the rental units are leased. For the three and nine month periods ended September 30, 1996, net rental operations resulted in profits of approximately $118,000 and $68,000 including approximately $174,000 and $395,000 of depreciation and amortization, respectively.

In connection with this property, a reinvestment incentive fee of approximately $70,000 is due the Company's general partner(see note 2).

In October of 1996, the Company signed a non-binding Letter of Intent to sell this residential apartment complex located in Cary, North Carolina no later than December 31, 1996. The total selling price is $21,200,000 and if such sale is consummated a gain of approximately $4.5 million will be recognized in the fourth quarter of 1996.

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

As a result of the above settlement the Company recognized "Other income" of approximately $2,700,000, net of related costs, in the nine months ended September 30, 1996. The Company is actively marketing this property for sale and therefore has reclassified it to "Property held for sale." The carrying value of this property at September 30, 1996 is approximately $762,000. The Company believes that the net realizable value exceeds the carrying value of the asset at September 30, 1996.

The Company has engaged an unaffiliated third party management company to operate the property effective January 18, 1996. In the three and nine month periods ended September 30, 1996 net losses of approximately $44,000 and $75,000 were recognized.

d. On May 10, 1996, the Company sold a property in Miami, Florida that was tenanted by the Cordis Corporation. The Company permitted an early exercise by the tenant of its purchase option as the Company believed the option price to be above the market price. The selling price for the property was $24,310,000. First and second mortgages with principal balances outstanding of approximately $14,416,000 were repaid at closing. In addition, closing costs of approximately $235,000 were incurred. As a result, the Company recognized a gain on the

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


sale of this property of approximately $4,652,000.

In connection with the early extinguishment of the outstanding mortgage balances, the Company paid approximately $522,000 in prepayment penalties. As a result, an extraordinary loss of the same amount was recorded in the three and nine month periods ended September 30, 1996.

e. On April 8, 1996, the Company entered into a build-to-suit lease with Staples, Inc. ("Staples"), a national office supply retailer. The building, which is approximately 24,200 square feet, has been constructed on land presently owned by the Company in East Syracuse, New York. The cost of construction for this land parcel and the Staples building is approximately $1,100,000. The initial term of the lease is for fifteen years plus three five year renewal periods. The rent is approximately $248,000 during the first ten years and $286,000 during the next five years. The tenant is also responsible for its pro-rata share of common area charges, insurance, and real estate taxes. A commission of approximately $116,000 was incurred in connection with this lease. The tenant took possession of the premises and rent commenced on August 27, 1996.

f. On July 24, 1996, the Company entered into a gross lease with AT&T Corp. for its Atlanta office building formerly leased to Days Inn of America, Inc. The initial term of the lease is for five years at $1,478,923 per annum with five
(5) year renewal periods. The renewal rent is the initial term rent plus 50% of the increase in the Consumer Price Index. Tenant improvements, allowances and commissions in connection with this lease are estimated to be approximately $2,100,000. Lease commencement is expected to occur on or about December 1, 1996. Annual operating expenses are estimated to total approximately $650,000. The tenant will pay increases in operating expenses above the base year. The Company has retained the current property manager to perform on-site and supervisory and management services.

g. On July 29, 1996, the Company sold a property in Woodbury, NY that was tenanted by Pioneer Standard Electronics, Inc. The selling price was $2,000,000. A mortgage with an outstanding balance of approximately $6,177 was paid at the closing. In addition, closing costs of approximately $130,000 were incurred. As a result, the Company recognized a gain of approximately $950,000 in the three and nine months ended September 30, 1996.

h. On August 15, 1996, the Company sold a property in Philadelphia, Pennsylvania that was tenanted by A & P and Ginos. The selling price for the property was $3,500,000 which the Company believed was extremely favorable. A first mortgage with a principal balance outstanding of approximately $301,000 was repaid at closing. In addition, closing costs of approximately $220,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $2,173,000 in the three and nine months ended September 30, 1996.

i. On September 17, 1996, the Company sold the two apartment complexes located in Lexington, Kentucky. Although these complexes were held for a relatively short period of time, the Company believed that competition among investors for similar properties enabled the Company to obtain an extremely favorable selling price. The selling price for these properties was $20,325,000. First mortgages with principal balances outstanding of approximately $9,800,000 were repaid at closing. In addition, closing costs of approximately $300,000 were incurred. As a result, the Company recognized a gain on the sale of these properties of approximately $6,902,000 in the three and nine months ended September 30, 1996.

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


j. On September 30, 1996, the Company sold a property in Southfield, Michigan that was tenanted by the Penske Corporation. The selling price for the property was $4,700,000. The property was unencumbered by any mortgage. In addition, closing costs of approximately $75,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $3,184,000 in the three and nine months ended September 30, 1996.

9. DISTRIBUTIONS PAYABLE
   ------------------------

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

10. RIGHTS OFFERING
    ---------------

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

The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. The first Payment Date was April 1, 1996 on which 98,782 additional Preferred Units were issued. As of September 30, 1996, 2,074,422 Preferred Units are issued and outstanding.

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

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


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

As of November 4, 1996, High Coast owns 1,828,772 Preferred Units and 13,291,412 Depositary Units.

11. EARNINGS PER SHARE
    ------------------

Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. For the three and nine month periods ended September 30, 1996 and 1995, the dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units. The earnings per share calculation for the nine months ended September 30, 1995 assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of that year. Also with respect to the nine months ended September 30, 1995 calculation, net income has been increased by approximately $2,000,000 in accordance with the modified treasury stock method. (See note 10).

12. AMENDMENT TO PARTNERSHIP AGREEMENT
    ----------------------------------

An amendment (the "Amendment") to the Company's Partnership Agreement became effective on August 16, 1996 which permits the Company to make non-real estate investments. The Amendment permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets. Under the Amendment, investments may include equity and debt securities of domestic and foreign issuers. The proportion of the Company's assets invested in any one type of security or any single issuer will not be limited. The investment objective of the Company with respect to such investments will be to purchase undervalued securities so as to maximize total returns consisting of current income and/or capital appreciation.

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

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


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

By the end of the year 2000, net leases representing approximately 24% of the Company's net

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 43% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it is expected that it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow from such properties.

As a consequence of the foregoing, the Company decided to raise funds through the Rights Offering to increase its assets available for investment, take advantage of investment opportunities, further diversify its portfolio and mitigate against the impact of potential lease expirations. The Rights Offering was completed during April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes. In order to enhance the Company's investment portfolio (and ultimately its asset values and cash flow prospects), the Company is seeking to acquire investments in undervalued assets, including commercial properties, residential development projects, land parcels for the future development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. Such assets may not be generating a positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as under-performing assets may not be readily finance-able. As such, they require the Company to maintain a strong capital base. The Company notes that acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns sought by the Company.

An amendment to the Partnership Agreement became effective in August, 1996 which permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in the real estate market. The Company made an investment in accordance with the Amended Partnership Agreement in the common stock of RJR and received a dividend on its initial investment (see note 4). It cannot be determined whether such investments will have a material impact on the Company's future operations, its operating results, or its cash flow, although future dividends, if declared, should have a positive effect on such earnings and cash flow.

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

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED
---------------------------------------------------------------------
SEPTEMBER 30, 1995
-------------------
Gross revenues decreased by approximately $2,486,000, or 12.9%, during the three months ended September 30, 1996 as compared to the same period in 1995. This decrease reflects approximate decreases of $2,416,000 in other income, $729,000, or 10.3%, in financing lease income, $272,000, or 10.1%, in other interest income and $61,000, or 3.1%, in hotel operating income partially offset by approximate increases of $837,000 in dividend income and $155,000, or 3.1%, in rental income. The decrease in other income is primarily due to the settlement in 1995 of the Chipwich bankruptcy claim. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. The decrease in other interest income is primarily due to a decrease in short-term investments. The increase in dividend income is due to the Company's investment in RJR common stock. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. Due to the seasonal nature of the hotel properties, the hotel revenues for the three months ended September 30, 1996 are not necessarily indicative of the fourth quarter results.

Expenses decreased by approximately $360,000, or 3.9%, during the three months ended September 30, 1996 compared to the same period in 1995. This decrease reflects decreases of approximately $796,000, or 17.7%, in interest expense and $93,000, or 5.1%, in hotel operating expenses partially offset by increases of approximately $257,000, or 19.5%, in depreciation and amortization, $253,000, or 28.3%, in property expenses and $19,000, or 2.7%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

Earnings before property transactions decreased during the three months ended September 30, 1996 by approximately $2,125,000 as compared to the same period in 1995, primarily due to decreased other income and financing lease income partially offset by dividend income and

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


decreased interest expense due to repayments of maturing debt obligations.

Gain on property transactions increased by approximately $13,419,000 during the three months ended September 30, 1996 as compared to the same period in 1995, due to differences in the size and number of transactions.

During the three months ended September 30, 1995, the Company recorded a provision for loss on real estate of approximately $612,000. No such provision was recorded for the comparable period in 1996.

Net earnings for the three months ended September 30, 1996 increased by approximately $11,905,000 as compared to the three months ended September 30, 1995 for the reasons previously stated. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the three months ended September 30, 1996 are not necessarily indicative of the fourth quarter results.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED
-------------------------------------------------------------------
SEPTEMBER 30, 1995
-------------------
Gross revenues increased by approximately $1,649,000, or 3.1%, during the nine months ended September 30, 1996 as compared to the same period in 1995. This increase reflects approximate increases of $2,413,000, or 44.6%, in other interest income, $837,000 in dividend income, $742,000, or 5.1%, in rental income, $255,000 in other income, and $69,000, or .9%, in hotel operating income partially offset by a decrease of approximately $2,667,000, or 11.9%, in financing lease income. The increase in other interest income is primarily due to increased interest income earned on the Rights Offering and sales proceeds and the investment in the Facility Agreement. The increase in dividend income is due to the Company's investment in RJR common stock. The increase in rental income is primarily due to the joint ventures' properties which are now operating. The hotel operating revenues were generated by two hotels formerly leased to Integra, A Hotel and Restaurant Company. The Company has been operating these hotel properties through a third party management company since August 7, 1992. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. Due to the seasonal nature of the hotel properties, the hotel revenues for the nine months ended September 30, 1996 are disproportionately higher than those expected for the remainder of 1996.

Expenses decreased by approximately $1,331,000, or 4.6%, during the nine months ended September 30, 1996 compared to the same period in 1995. This decrease reflects a decrease of approximately $2,534,000, or 17.1%, in interest expense partially offset by increases of approximately $597,000, or 15.4%, in depreciation and amortization, $430,000, or 15.2%, in property expenses, $154,000, or 7.6%, in general and administrative expenses and $21,000, or .4%, in hotel operating expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

Earnings before property transactions and extraordinary item increased during the nine months ended September 30, 1996 by approximately $2,980,000 as compared to the same period in 1995, primarily due to increased interest income earned on the Rights Offering and sales proceeds, other income from the Forte settlement and lease termination and decreased interest expense due to repayments of maturing debt obligations, partially offset by a decrease in financing lease income.

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


Gain on property transactions increased by approximately $14,689,000 during the nine months ended September 30, 1996 as compared to the same period in 1995, due to differences in the size and number of transactions.

During the nine months ended September 30, 1996, the Company recorded a provision for loss on real estate of $175,000 as compared to approximately $612,000 in the comparable period of 1995.

During the nine months ended September 30, 1996, a loss from early extinguishment of debt was incurred of approximately $522,000. No such loss was incurred in the comparable period of 1995.

Net earnings for the nine months ended September 30, 1996 increased by approximately $17,584,000 as compared to the nine months ended September 30, 1995 for the reasons previously stated. Due to the seasonal nature of the Company's two hotel properties previously mentioned, results of hotel operations for the nine months ended September 30, 1996 are not necessarily indicative of those expected for the full year of 1996.

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

The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 43% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1996, 22 leases covering 22 properties and representing approximately $2,413,000 in annual rentals are scheduled to expire. Eleven of these 22 leases originally representing approximately $1,152,000 in annual rental income have been or will be re-let or renewed for approximately $1,159,000 in annual rentals. Such renewals are generally for a term of five years. Seven leases, with an approximate annual rental income of $745,000, will be marketed for sale or lease when the current lease terms expire. A tenant occupying one of the properties with approximate annual rental income of $10,000 has elected to exercise its purchase option and three properties representing approximately $506,000 in annual rental income have been sold, including one sold to a tenant who exercised its purchase option.

As of September 30, 1996 the Company sold ten properties representing approximately $2,064,000 of net operating cash flow for net proceeds of approximately $31.5 million which are being retained for reinvestment. Three of these properties were sold to tenants pursuant to purchase options, three were sold subsequent to lease expiration and four were marketed and sold on favorable terms due to current market conditions.

The Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 1996. In making its announcement, the Company noted it plans to continue to apply available Partnership operating cash flow towards its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


creation of cash reserves for Partnership contingencies including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 24% of the Company's net annual rentals will be due for renewal, and by the end of the year 2002, 43% of such rentals will be due for renewal. Another factor that the Company took into consideration was that net leases representing approximately 30% of the Company's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

There were no distributions due to Unitholders for the nine months ended September 30, 1996 or 1995. For the nine months ended September 30, 1996, net cash flow from operations before creation of cash reserves was approximately $7 million, primarily due to the payment of balloon mortages, as described below.

During the nine months ended September 30, 1996, the Company generated approximately $22.8 million in cash flow from day-to-day operations. During the comparable period of 1995, the Company generated approximately $20.3 million in cash flow from day-to-day operations.

Capital expenditures for real estate, excluding new acquisitions, were approximately $2,558,000 during the nine months ended September 30, 1996. During the comparable period of 1995, there were approximately $722,000 of such expenditures.

In 1996 and 1997, the Company has approximately $11.3 million of principal payments due each year on its Senior Unsecured Debt and approximately $16.9 million and $7.6 million of maturing balloon mortgages due, respectively. During the nine months ended September 30, 1996, approximately $13.2 million of balloon mortgages were repaid out of the Company's cash flow. During the comparable period of 1995, approximately $14.9 million of balloon mortgages were repaid out of the Company's cash flow. The Company will seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may be required to repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the nine months ended September 30, 1996, net cash flow after payment of maturing debt obligations and capital expenditures, including tenant leasing costs, was approximately $7 million, excluding non-recurring income and interest earned on the Rights Offering proceeds which has been and will be retained for acquisitions. Such net cash flow has been added to the Company's operating cash reserves which are approximately $30 million at September 30, 1996 and which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters. Rights Offering proceeds and related interest income are being retained for investment, with respect to real estate investments, in undervalued assets

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


including commercial properties, residential development projects, land parcels for the development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. To further its investment objectives the Company may consider the acquisition of real estate operating and development companies which will enhance its ability to develop and manage these properties as well as the ability to reduce costs and expenses related to such properties. An amendment to the Partnership Agreement permits the Company to invest a portion of its funds in securities of issuers that are not primarily engaged in real estate. The Company has invested approximately $82 million in the common stock of RJR Nabisco Holdings Corp. as of November 1, 1996.

The Company also has significant maturing debt requirements under the Note Agreements. As of September 30, 1996, the Company has $22,615,552 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, the Company is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. Under the terms of the Note Agreements, the Company deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994, 1995 and 1996, the Company repaid $10 million, $11.3 million and $11.3 million, respectively, of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due annually from 1997 through the final payment date of May 27, 1998. As of September 30, 1996, the Company was in compliance with the terms of the Note Agreements.

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

The Note Agreements contain certain prepayment penalties which the Company would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of November 1, 1996 the premium required in order to prepay the Note Agreement in full would have been approximately $ 1,349,000. Subject to negotiating favorable terms the Company may prepay in full the Senior Unsecured Debt. Prepayment would release the Company from certain covenants which restrict its operating and investment activities, including, among others, covenants relating to the level of net annual rentals from unencumbered properties and the ability to create liens and incur additional debt. To date, the Partnership has been unable to negotiate favorable terms for such prepayment.

Sales proceeds from the sale or disposal of portfolio properties totaled approximately $31.5 million in the nine months ended September 30, 1996. During the comparable period of 1995, sales proceeds totaled approximately $18.1 million. There were no mortgage financing proceeds during the nine months ended September 30, 1996. During the comparable period of 1995, the Company received $9.8 million of mortgage proceeds from the financing of its two apartment complexes located in Lexington, Kentucky. The Company intends to use property sales, financing

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996


and refinancing proceeds for new investments. In addition, the Company successfully completed its Rights Offering in April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes.

In the nine months ended September 30, 1996, the Company invested approximately $22.1 million in joint ventures to fund the purchase of limited partnership units in connection with tender offers. In addition, the Company invested approximately $47 million in the common stock of RJR Nabisco Holdings Corp.

The Company's cash and cash equivalents decreased by approximately $25.8 million during the nine months ended September 30, 1996, primarily due to the approximate $69.1 million of invested funds discussed above, partially offset by approximate increases of $2.7 million Forte lease termination payment, interest earned on the Rights Offering proceeds of $4 million, sales proceeds of approximately $31.5 million and $7 million net cash flow from operations. The funds on hand excluding the Company's operating cash reserves, are being retained for investment in undervalued assets.

                           PART II. Other information
                           --------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

       (a) Financial Data Schedule is attached hereto as Exhibit EX-27

              EXHIBIT INDEX

              Exhibit               Description
              -------               -----------

              EX-27                 Financial Data Schedule

       (b) A Form 8-K was filed on August 16, 1996 regarding the adoption of the Amendment.

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q SEPTEMBER 30, 1996






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



                             AMERICAN REAL ESTATE PARTNERS, L.P.
                             By: American Property Investors, Inc.
                                 General Partner

                             /s/ John P. Saldarelli
                             ----------------------
                             John P. Saldarelli
                             Treasurer
                             (Principal Financial Officer
                             and Principal Accounting Officer)

Date: November 13, 1996