Form 10-K405
period 1996-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1997-03-31
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-K
(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996
                                       OR
|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                          Commission File Number 1-9516

                       AMERICAN REAL ESTATE PARTNERS, L.P.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-3398766
          --------                                  -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)

100 South Bedford Road, Mt. Kisco, New York                10549
-------------------------------------------         -------------------
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

                                      None

      Indicate by check mark whether AREP (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                              YES |X|           NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of Depositary Units on March 20, 1997, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $126,537,476.

Based upon the closing price of Preferred Units on March 14, 1997, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $1,592,175.

Number of Depositary Units outstanding as of March 20, 1997: 25,666,640. Number of Preferred Units outstanding as of March 20, 1997: 2,074,422.

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

      AREP's general partner is American Property Investors, Inc. (the "General Partner"), a Delaware corporation which is wholly owned by Carl C. Icahn ("Icahn"). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the "Subsidiary"), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires. As of March 20, 1997, High Coast Limited Partnership ("High Coast"), a Delaware limited partnership and an affiliate of Icahn, owned 13,895,712 Depositary Units (hereinafter defined), representing approximately 54.1% of the outstanding Depositary Units, and 1,829,472 Preferred Units (hereinafter defined), representing approximately 88.2% of the outstanding Preferred Units. See Item 1 - "Business - Rights Offering" and Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

      As described below, AREP is in the business of acquiring and managing real estate and activities related thereto. On August 16, 1996, an amendment (the "Amendment") to AREP's Amended and Restated Limited Partnership Agreement (the "Partnership Agreement") became effective which permits AREP to make non-real estate related investments. As described below, the Amendment permits AREP to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets.

Description of Business

      AREP is in the business of acquiring and managing real estate and activities related thereto. Such acquisitions may be accomplished by purchasing assets outright or by acquiring securities of entities which hold significant real estate related assets. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Most of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants. As of

March 3, 1997, AREP owned 219 separate real estate assets primarily consisting of fee and leasehold interests in 35 states.

      For each of the years ended December 31, 1996, 1995 and 1994, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1996, 1995 and 1994, Portland General Electric Company ("PGEC") occupied a property (the "PGEC Property") which represented more than 10% of AREP's total real estate assets. See Item 2 - "Properties."

      AREP's primary real estate investment strategy in recent periods has been to seek to acquire undervalued assets including residential development projects, land parcels for future residential and commercial development, commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts.

      In addition to holding real property, AREP may consider the acquisition of land development companies and other real estate operating companies which may have significant assets under development and may enhance its ability to develop and manage AREP's properties. AREP may originate or purchase mortgage loans including non-performing mortgage loans. AREP will normally acquire non-performing mortgage loans with a view to acquiring title to or control over the underlying properties. AREP also may retain purchase money mortgages in connection with its sale of portfolio properties, with such terms as the General Partner deems appropriate at the time of sale. Certain of AREP's investments may be owned by special purpose subsidiaries formed by AREP or by joint ventures (including joint ventures with affiliates of the General Partner).

      On March 30, 1995, AREP completed a rights offering (the "Rights Offering"), pursuant to which it raised approximately $107,600,000, net of related expenses, to acquire new investments. In connection therewith, the General Partner contributed $2,206,242 in accordance with the terms of the Partnership Agreement. A substantial portion of the Rights Offering proceeds has been used to fund investments by AREP.

        As discussed below, in August 1996 AREP amended the Partnership Agreement to permit non-real estate investments which, while AREP continues to seek undervalued investment opportunities in the real estate market, will permit it to take advantage of investment opportunities it believes exist outside of the real estate market in order to seek to maximize Unitholder value and further diversify its assets. Investments in non-real estate assets will consist of equity and debt securities of domestic and foreign issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate, and may include, for example, lower rated securities which may provide the potential for higher yields and therefore may entail higher risk. AREP will conduct these activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940 (the "1940 Act"). Generally, this means that no more than 40% of AREP's total assets will be invested in securities. In addition, AREP will structure its investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly-traded partnership rules of the Internal Revenue Code.

      All decisions with respect to the improvement, expansion, acquisition, disposition, development, management, financing or refinancing of properties or other investments are at the sole discretion of the General Partner.

The Amendment

      Prior to the Amendment, the Partnership Agreement permitted AREP to invest only in assets related to real estate, except for short-term cash-type investments such as deposit accounts and money market funds. The General Partner continues to believe that AREP will benefit from diversification of its real estate portfolio. To that end, AREP intends to continue to invest its assets available for investment in undervalued assets in the real estate market. However, management believes there is significant competition for acquiring such assets including a number of investment funds that have raised additional capital for investment in opportunistic real estate transactions which may have a negative impact on investment returns and AREP's ability to find quality assets at appropriate yields. The General Partner believes that it is in the best interests of AREP and its Unitholders for AREP to be permitted to invest a portion of AREP's funds in assets outside of the real estate market. The Amendment allows AREP, while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate markets, to invest in debt and equity securities of issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate.

      While the General Partner believes that investments pursuant to the Amendment may result in increased Unitholder value and further diversification of the Partnership's assets, there can be no assurances thereof and there are significant risks which may also attend the Amendment. See Item 1 - "Investment Opportunities and Strategies - Non-Real Estate Related Investments" below and
Note 1 to the Financial Statements contained herein for more information relating to the Amendment.

Rights Offering

      On March 30, 1995, AREP completed the Rights Offering through which it raised approximately $107,600,000, net of related expenses. The Rights Offering enabled AREP to raise funds to increase its assets available for investment, thereby better positioning it to take further advantage of investment opportunities, further diversify its portfolio and mitigate against the impact of lease expirations. Most of AREP's real estate assets are net-leased to single corporate tenants. AREP is seeking to acquire new investments to diversify its portfolio.

Partnership Distributions

      On March 26, 1997, AREP announced that no distributions on its Depositary Units are expected to be made in 1997. No distributions were made in 1996 or 1995. In making its announcement, AREP noted that it intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies facing AREP, including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 23% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, 42% of such rentals will be due for renewal. In making its decision, AREP also considered the number of properties that are leased to retail tenants (approximately 29% of AREP's net annual rentals from its portfolio) some of which are experiencing cash flow difficulties and restructurings. See Item 5 - "Market for AREP's Common Equity and Related Security Holder Matters - Distributions" and Item 7 - "Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources and Liquidity."

      On April 1, 1996, AREP distributed to holders of record of its Preferred Units as of March 15, 1996 approximately 98,700 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 28, 1997, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable March 31, 1997 to holders of record as of March 14, 1997.

Recent Acquisitions

      Investment in Real Estate Assets

      On August 15, 1995, AREP invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. AREP purchased its participation portion from Lazard Freres & Co. LLC at 71.75% of the face amount of AREP's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. There are scheduled repayments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold.

      In June 1994, AREP entered into two joint ventures with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. The Alabama joint venture has been consolidated in the accompanying financial statements. The North Carolina joint venture sold its property in December 1996.

      The first joint venture, formed as an Alabama limited liability company, developed a 240-unit multi-family project situated on approximately twenty acres currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. AREP, which owns a seventy percent (70%) majority interest in the joint venture, contributed approximately $1,890,000. The co-venturer is the general partner and has a limited partner interest. Distributions will be made in proportion to ownership interests. The complex was completed in September 1995, and all rental units were available for occupancy. The total development costs, including the acquisition of land, were approximately $10,909,000. In connection with this property, a reinvestment incentive fee of approximately $38,000 was paid to the General Partner in 1996.

        The second joint venture, formed as a Delaware limited partnership, developed a 288-unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). AREP, which owned a ninety percent (90%) majority interest in the partnership, contributed approximately $4,022,000 and was a limited partner. The co-venturer was the general partner and had a limited partner interest. AREP was entitled to a cumulative annual preferred return of 12% on its investment before cash distributions were made in proportion to ownership interests. The complex was completed in August 1996 and all rental units were available for occupancy. The total development costs, including the acquisition of land, were approximately $16,000,000. In connection with this property, a reinvestment incentive fee of approximately $72,000 was paid to AREP's general partner. In December 1996, the joint venture sold the property for $21,000,000. AREP received approximately $8,300,000 of the net proceeds and recognized a gain of approximately $4,900,000.

      Investment in Real Estate Limited Partnership Units

      In June 1996, AREP entered into an agreement with non-affiliated third parties and became a member of a limited liability company, Beattie Place LLC ("Beattie"). The purpose of Beattie is to acquire, hold, and ultimately dispose of limited partnership units in ten Balcor Limited Partnerships (the "Balcor Units") in connection with previously commenced tender offers. These Balcor limited partnerships own and operate commercial and multi-family real estate properties nationwide. AREP agreed to purchase a non-voting membership interest in Beattie of approximately 71.5%. Beattie purchased approximately 117,000 Balcor Units of which approximately 84,000 Balcor Units represent AREP's pro rata share. A total of approximately $9,600,000 was invested by AREP in this venture. AREP received approximately $2,260,000 and $5,050,000, representing third and fourth quarter 1996 distributions, respectively, from this investment. Approximately $1,900,000 and $4,700,000 of these distributions represented return of capital, respectively.

      On July 17, 1996, AREP and Bayswater Realty and Capital Corp. ("Bayswater"), an affiliate of Icahn, became partners of Boreas Partners, L.P. ("Boreas"), a Delaware limited partnership. AREP and Bayswater have a 69.999% and 30% limited and general partner interest, respectively, and a wholly-owned subsidiary of AREP has a .001% interest as a general partner of Boreas. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for up to 46% of the outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and an affiliated general partner have a total interest in Raleigh of 33 1/3%. A total of approximately $9,800,000 was invested by AREP in these ventures representing approximately 18,750 Arvida Units. See
Note 7 to the Financial Statements contained herein.

      Investment in RJR

        At December 31, 1996, AREP owned 3,121,700 shares of RJR Nabisco Holdings Corp.("RJR"), representing approximately 1.1% of the total outstanding RJR common shares, at a total cost of approximately $83,000,000, and at an average cost per share of $26.46 per share. On December 31, 1996, the closing price of RJR common shares on the New York Stock Exchange ("NYSE") was $34, representing a market value of approximately $106,000,000 and approximately 16.5% of AREP's total assets. Icahn owned (through affiliates) an additional 16,808,100 shares of RJR, as of December 31, 1996, representing approximately 6.2% of the total outstanding RJR common shares. In February 1997, AREP sold its entire interest in RJR for net proceeds of approximately $112,000,000 realizing a gain of approximately $29,000,000. See Note 6 to the Financial Statements contained herein.

Investment Opportunities and Strategies

      Real Estate Investments

      In selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. The General Partner believes that AREP will benefit from diversification of its real estate portfolio. The General Partner believes that, because of overdevelopment in certain real estate markets and the desire of certain real estate holders (including financial institutions) to dispose of real estate assets, there are still opportunities available to acquire new investments that are undervalued, including commercial properties, residential development projects, land parcels for future residential and commercial development, non-performing loans and the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. Such investments may not be generating positive cash flow in the near term; however, the General Partner believes that in the current market, investments requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow.

      The General Partner believes that the acquisition by AREP of properties requiring some degree of management or development activity is consistent with AREP's historical investment objectives of reinvesting the proceeds of sales and refinancings in properties that offer greater growth potential and portfolio diversification. To further these investment objectives, AREP may consider the acquisition of land development companies and other real estate operating companies which may have significant assets under development and may enhance its ability to develop and manage these properties as well as its ability to reduce the operating expenses related to such properties. Such acquisitions may include those from affiliates of the General Partner, provided the terms thereof are fair and reasonable to AREP and approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee").

      Other real estate investment opportunities AREP may pursue include investments in joint venture arrangements with developers for the purpose of developing single family homes, luxury garden apartments and shopping centers and the acquisition of underperforming distressed properties through outright purchase or the purchase of the debt or securities of such entities. For example, AREP may elect to establish an ownership position by first acquiring debt secured by targeted assets and then negotiating for the ownership of some or all of the underlying equity in such assets. AREP also may seek to establish a favorable economic and negotiating position through the acquisition of other rights or interests that provide it with leverage in negotiating the acquisition of targeted assets. AREP also will seek to acquire assets that are not in financial distress but which, due to the particular circumstances of their ownership, use or location, present substantial opportunities for development or long-term growth. AREP may also consider acquiring additional net-leased properties at appropriate yields.

      While AREP believes opportunistic real estate acquisitions continue to remain available for companies like AREP, such acquisition opportunities for value-added investors are becoming more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets at appropriate yields.

      Non-Real Estate Related Investments

      In selecting future investments, AREP may, while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate markets, invest a portion of its funds available for investment in securities of issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate. Such investments may include equity and debt securities of domestic and foreign issuers. The investment objective of AREP with respect to such investments will be to purchase undervalued securities, so as to maximize total returns consisting of current income and/or capital appreciation. Undervalued securities are those which AREP believes may have greater inherent value than indicated by their then current trading price and/or may lend themselves to "activist" shareholder involvement. These securities may be undervalued due to market inefficiencies, may relate to opportunities wherein economic or market trends have not been identified and reflected in market value, or may include those in complex or not readily followed securities. Less favorable financial reports, lowered credit ratings, revised industry forecasts or sudden legal complications may result in market inefficiencies and undervalued situations.

      The equity securities in which AREP may invest may include common stocks, preferred stocks and securities convertible into common stocks, as well as warrants to purchase such securities. The debt securities in which AREP may invest may include bonds, debentures, notes, mortgage-related securities and municipal obligations. Certain of such securities may include lower rated securities which may provide the potential for higher yields and therefore may entail higher risk. In addition, AREP may engage in various investment techniques, such as options and futures transactions, foreign currency transactions and leveraging for either hedging or other purposes.

      AREP will conduct its investment activities in such a manner so as not to be deemed an investment company under the 1940 Act. Generally, this means that AREP does not intend to enter the business of investing in securities and that no more than 40% of AREP's total assets will be invested in securities. The portion of AREP's assets invested in each type of security or any single issuer or industry will not be limited. Investments may be made directly by AREP or indirectly through entities in which it has an interest.

      AREP will concentrate on undervalued securities, which may include, for example, high yield securities and neglected securities, and AREP's investments may be subject to significant amounts of business, financial, market and other risks. There can be no assurance that AREP will correctly evaluate such investments and their attendant risks or that such investments will be profitable to AREP. In addition, the securities in which AREP may invest are subject to the following inherent risks:

      Equity Securities. Equity securities fluctuate in value, often based on factors unrelated to the issuer of the securities, and such fluctuations can be pronounced.

      Fixed-Income Securities. Even though interest-bearing securities are investments which may promise a stable stream of income, the prices of such securities generally are inversely affected by changes in interest rates and, therefore, are subject to the risk of market price fluctuations. The value of fixed-income securities also may be affected by changes in the credit rating or financial condition of the issuer.

      Lower Rated Securities. AREP may invest a portion of its funds in higher yielding (and, therefore, higher risk) securities (commonly known as junk bonds). Such investments generally may be subject to certain risks with respect to the issuing entity and to greater market fluctuations than certain lower yielding, higher rated convertible debt securities. The secondary market for these securities may be less liquid than that of higher rated securities; adverse conditions could make it difficult at times for AREP to sell certain securities or could result in lower prices.

      Foreign Securities. Foreign securities markets generally are not as developed or efficient as those in the United States. Securities of some foreign issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in most foreign securities markets are less than in the United States and, at times, volatility of price can be greater than in the United States. Since foreign securities often are purchased with and payable in currencies of foreign countries, the value of these assets measured in U.S. dollars may be affected favorably or unfavorably by changes in currency rates and exchange control regulations.

      Use of Leverage. Use of borrowed funds to leverage acquisitions can exaggerate the effect of any increase or decrease in market value. Such borrowings would be subject to interest costs which may not be recovered by appreciation in value of the securities purchased.

      Use of Derivatives. AREP may use derivatives ("Derivatives"), which are financial instruments which derive their performance, at least in part, from the performance of an underlying asset, index or interest rate, such as options and mortgage-related securities. While Derivatives can be used effectively in furtherance of AREP's investment objectives such as by providing a hedging technique, under certain market conditions they can increase the volatility or decrease the liquidity of AREP's assets.

Financing Activities

      During 1996, AREP had approximately $17,000,000 in maturing balloon mortgages due, of which approximately $14,600,000 have been repaid in 1996 and approximately $2,400,000 was extended to and paid in the first quarter of 1997. Approximately $4,800,000 of additional balloon payments are due during 1997. During the period 1998 through 1999 approximately $12,000,000 in balloon mortgages will come due. AREP will seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may repay them from cash flow and reserves created from time to time, thereby reducing cash flow otherwise available for other uses. See Note 10 to the Financial Statements contained herein.

      AREP also has significant maturing debt requirements under its two unsecured note agreements (the "Note Agreements") that it entered into in May 1988. Under the Note Agreements, AREP is required to make semi-annual interest payments and annual principal payments. In May 1994, 1995 and 1996, AREP repaid $10,000,000, $11,308,000 and $11,308,000, respectively, of the outstanding principal balance under the Note Agreements. Prior to 1994, AREP was not required to pay principal under the Note Agreements. Principal payments of approximately $11,308,000 are due under such agreements annually during 1997 and 1998. See Note 11 to the Financial Statements contained herein. See Item 2 - "Properties."

Leasing Activities

      In 1996, 22 leases covering 22 properties and representing approximately $2,413,000 in annual rentals expired. Eleven of these 22 properties' leases, originally representing approximately $1,152,000 in annual rental income, were re-let or renewed for approximately $1,260,000 in annual rentals. Such renewals are generally for a term of five years. Four properties, with an approximate annual rental income of $277,000 are currently being marketed for sale or lease. Seven properties with an approximate annual rental income of $984,000 were sold, including two sold to tenants who exercised their purchase options.

      In 1997, seven leases covering seven properties and representing approximately $812,000 in annual rentals are scheduled to expire. Three of these leases, originally representing approximately $278,000 in annual rental income have been or will be re-let or renewed for approximately $273,000 in annual rentals. Such renewals are generally for a term of five years. One property with an approximate annual rental income of $151,000 will be marketed for sale or lease when the current lease term expires. The status of three leases with approximate annual rental income of $383,000 is uncertain at this time.

      By the end of the year 2000, net leases representing approximately 23% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 42% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase the property. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. In addition, net leases representing approximately 29% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, many of which are currently experiencing cash flow difficulties and a number of which are in bankruptcy. As a result, operating expenses may be incurred with respect to the properties underlying any such leases rejected in bankruptcy and those expenses, coupled with the effects of the downturn in the retail markets, could have an adverse impact on AREP's net cash flow.

      On July 24, 1996, AREP entered into a gross lease with AT&T Corp. for its Atlanta office building formerly leased to Days Inn of America, Inc. The initial term of the lease is for five years at $1,478,923 per annum with five (5) year renewal periods. The renewal rent is the initial term rent plus 50% of the increase in the Consumer Price Index from the date of the lease commencement. Tenant improvements, allowances and commissions in connection with this lease are estimated to be approximately $2,100,000. The lease commenced on November 25, 1996. Annual operating expenses are estimated to total approximately $650,000. The tenant will pay increases in operating expenses above the base year. AREP has retained the current property manager to perform on-site and supervisory and management services.

      On April 8, 1996, AREP entered into a build-to-suit lease with Staples, Inc. ("Staples"), a national office supply retailer. The building, which is approximately 24,200 square feet, has been constructed on land presently owned by AREP in East Syracuse, New York. The cost of construction for improvements to this land parcel and the Staples building was approximately $1,300,000. The initial term of the lease is for fifteen years plus three five year renewal periods. The rent is approximately $248,000 during the first ten years and $286,000 during the next five years. The tenant is also responsible for its pro rata share of common area charges, insurance, and real estate taxes. The tenant took possession of the premises and rent commenced on August 27, 1996.

Bankruptcies and Defaults

      AREP is aware that 14 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Federal Bankruptcy Code (the "Bankruptcy Code"), a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects - at least in the near term - to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 14 present and former tenants involved in bankruptcy proceedings or reorganization, nine have rejected their leases, affecting 28 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses). In addition, a number of AREP's properties are leased to retail chains, some of which are currently experiencing cash flow difficulties or restructurings, and three of which are in bankruptcy as discussed below. A continued downturn in the retail market affecting AREP's tenants could have an adverse impact on AREP's annual net cash flow.

      The three most significant bankruptcies which affected AREP in 1996 involved Bradlees Stores, Inc. ("Bradlees"), Caldor Corp. ("Caldor") and Best Products, Inc. ("Best Products"). On September 18, 1995, Caldor, a tenant in a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease, with the exception of approximately $12,000 of prepetition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease, which will require an order of the Bankruptcy Court. At December 31, 1996, the property had a carrying value of approximately $1,942,000 and was unencumbered by any mortgage.

      On June 23, 1995, Bradlees, a tenant leasing four properties owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rentals for these four properties is approximately $1,320,000. The tenant is current in its obligations under the leases. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases, which will require an order of the Bankruptcy Court. There are existing assignors who are still obligated to fulfill all of the terms and conditions of the leases. At December 31, 1996, the carrying value of these four properties was approximately $7,265,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $1,775,000.

        On September 24, 1996 Best Products, a tenant leasing a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rental for this property is approximately $508,000. The tenant is current in its obligations under the lease. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At December 31, 1996, the property has a carrying value of approximately $3,418,000 and is unencumbered by any mortgage.

      On January 25, 1995, Grand Union, a tenant leasing eight of AREP's properties representing approximately $1,450,000 in annual rentals (including two properties which are sublet, representing approximately $58,000 in annual rentals), filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant rejected the lease on one property located in Waterford, New York effective July 31, 1995 by order of the Bankruptcy Court on June 6, 1995. The annual rent for this property was approximately $103,000. AREP is now actively marketing this property for sale. The property's carrying value is $900,000 at December 31, 1996 and is unencumbered by any mortgage. In June 1995, Grand Union emerged from bankruptcy and affirmed five of the seven remaining leases and allowed the two sublet properties' leases to remain in effect.

      For a description of certain other tenant and mortgagor bankruptcies affecting AREP, please refer to Notes 9 and 16 to the Financial Statements contained herein. The General Partner monitors all tenant bankruptcies and defaults and may, when it deems it necessary or appropriate, establish additional reserves for such contingencies.

Environmental Matters

      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property invested in by AREP, AREP could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. AREP will generally require that properties in which AREP invests have been subject to a Phase I environmental audit, which involves record review, visual site assessment and personnel interviews, but does not involve invasive procedures such as air and soil sampling or groundwater analysis. There can be no assurance, however, that these audits will reveal all potential liabilities or that future property uses or conditions or changes in applicable environmental laws and regulations or activities at nearby properties will not result in the creation of environmental liabilities with respect to a property.

      Most of AREP's properties continue to be net-leased to single corporate tenants, and AREP believes these tenants would be responsible for any environmental conditions existing on the properties they lease. Normally, therefore, such conditions should not have a material adverse effect on the financial statements or competitive position of AREP. Many of the properties acquired by AREP in connection with the Exchange Offer were not subjected to any type of environmental site assessment at the time of the acquisition. Consequently, AREP undertook to have Phase I Environmental Site Assessments initiated at certain properties (approximately 160) in its portfolio, including 54 Phase I Environmental Site Assessments initiated in 1996. In addition, AREP is undertaking to conduct approximately 50 more Phase I Environmental Site Assessments during 1997 on some of the properties in its portfolio which have not yet been assessed. AREP believes that under the terms of its net leases with its tenants, the costs of any environmental problems that may be discovered on these properties generally would be the responsibility of such tenants. However, while most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP would not be deemed to be a responsible party or that the tenant could bear the costs of remediation.

      The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed.

AREP has notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. It is possible that, in some instances, the tenant will either refuse to take appropriate action, or fail to respond at all, in which case AREP may be required to act. Therefore, in addition to AREP's possible exposure with respect to the Lockheed property described below, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million. However, as no Phase II Environmental Site Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation. Phase I Environmental Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate.

      In addition to conducting such Phase I Environmental Site Assessments, AREP has developed a site inspection program. This program is being conducted by two in-house employees (both of which are experienced construction managers and registered architects) who visit AREP's properties and visually inspect the premises to assess the physical condition of the properties in an effort to determine whether there are any obvious indications of environmental conditions which would potentially expose AREP to liability and to ensure that the physical condition of the property is being maintained properly. There is no assurance, however, that this program will in fact minimize any potential environmental or other cost exposure to AREP.

      AREP could also become liable for environmental clean-up costs if a bankrupt or insolvent tenant were unable to pay such costs. Environmental problems may also delay or impair AREP's ability to sell, refinance or re-lease particular properties, resulting in decreased income and increased cost to AREP.

      Lockheed Missile & Space Company ("Lockheed"), a tenant of AREP's leasehold property in Palo Alto, California, has entered into a consent decree to undertake certain environmental remediation at this property. Although Lockheed was found responsible for approximately 75% of the costs of such remediation and AREP was allocated no responsibility for any such costs, Lockheed has indicated that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. In April 1995 Lockheed began ground water remediation at the leasehold property. See Item 2 - "Properties - Environmental Litigation," Item 3 - "Legal Proceedings" and Note 16 to the Financial Statements contained herein.

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

Competition

      Competition in leasing and selling remains strong as current economic and real estate conditions have made it more difficult for AREP to re-let upon favorable terms properties vacated by tenants. As previously discussed, many of AREP's tenants have rights to renew at prior rental rates. AREP's experience is that tenants will renew below market leases and permit leases that are less marketable or at above market rents to expire, making it difficult for AREP to re-let or sell on favorable terms properties vacated by tenants. The real estate market continues to be weak in certain areas of the country, particularly in the retail category. The downturn in the retail markets and ongoing corporate consolidations have contributed to increasing vacancy rates and oversupply for retail tenants. AREP believes it is one of the largest real estate entities of its kind and that it will continue to compete effectively with other similar real estate companies, although there are real estate entities with greater financial resources than AREP.

      Competition for investments of the type AREP intends to pursue has been increasing in recent years, including that from a number of investment funds that have raised additional capital for such investments, resulting in, among other things, higher prices for such investments. Such investments have become more competitive to source and the increased competition may have an adverse impact on the spreads and AREP's ability to find quality assets at appropriate yields. While AREP believes its capital base may enable it to gain a competitive advantage over certain other purchasers of real estate by allowing it to respond quickly and make all cash transactions without financing contingencies where appropriate, there can be no assurance that this will be the case.

Item 2. Properties.

      As of March 3, 1997, AREP owned 219 separate real estate assets (primarily consisting of fee and leasehold interests and, to a limited extent, interests in real estate mortgages) in 35 states. These properties are generally net-leased to single corporate tenants. Approximately 91% of AREP's properties are currently net-leased, 4% are operating properties, 1% are in the process of being developed and 4% are vacant and being marketed for sale. See Note 10 to the Financial Statements contained herein for information on mortgages payable.

      The following table summarizes the type, number per type and average net effective rent per square foot of AREP's properties:

                                        Number         Average Net Effective
Type of Property                    of Properties      Rent Per Square Foot
----------------                    -------------      --------------------
  Retail                                    104                  $4.20(1)
  Industrial                                 23                  $2.37(1)
  Office                                     28                  $8.05(1)
  Supermarkets                               21                  $3.36(1)
  Banks                                       8                  $5.13(1)
  Other:
    Properties That
      Collateralize Purchase
      Money Mortgages                        11                    N/A
    Land                                     16                    N/A
    Truck Terminals                           4                  $1.69(1)
    Hotels                                    3                    N/A
    Apartment Complexes                       1                    N/A

----------
(1)  Based on net-lease rentals.

      The following table summarizes the number of AREP's properties in each region specified below:

                      Location                Number
                     of Property           of Properties
                     -----------           -------------
                   United States:
                     Southeast                  92
                     Northeast                  48
                     South Central              10
                     Southwest                  19
                     North Central              43
                     Northwest                   7

      From January 1, 1996 through March 3, 1997, AREP sold or otherwise disposed of 19 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $51,000,000 in cash, net of closing costs and amounts utilized to satisfy mortgage indebtedness which encumbered such properties. As of December 31, 1996, AREP owned 12 properties that were being actively marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $3,698,000.

        On January 11, 1996, Forte Hotels, Inc. ("Forte") a/k/a Travelodge, a tenant in a property owned by AREP entered into a Lease Termination and Mutual Release Agreement ("Agreement"). This Agreement terminated the lease, which was due to expire on June 30, 1996, effective January 17, 1996 and required Forte to pay AREP $2,800,000 in consideration of the early lease termination and in payment of certain deferred maintenance items. As a result of the above settlement, AREP recognized "Other income" of approximately $2,700,000, net of related costs, in 1996. AREP actively marketed this property for sale and therefore reclassified it to "Property held for sale." The carrying value of this property at December 31, 1996 was approximately $762,000. In January 1997 AREP sold this property for approximately $2,100,000, net of closing costs. A gain of approximately $1,300,000 will be recorded in the first quarter of 1997.

      On May 10, 1996, AREP sold a property in Miami, Florida that was tenanted by the Cordis Corporation. AREP permitted an early exercise by the tenant of its purchase option as AREP believed the option price to be above the market price. The selling price for the property was $24,310,000. First and second mortgages with principal balances outstanding of approximately $14,416,000 were repaid at closing. In addition, closing costs of approximately $228,000 were incurred. As a result, AREP recognized a gain on the sale of this property of approximately $4,659,000. In connection with the early extinguishment of the outstanding mortgage balances, AREP paid approximately $522,000 in prepayment penalties which were recorded as an extraordinary item in the 1996 Statement of Earnings.

        On July 29, 1996, AREP sold a property in Woodbury, New York that was tenanted by Pioneer Standard Electronics, Inc. The selling price was $2,000,000 and AREP recognized a gain of approximately $1,040,000 in 1996.

      On August 15, 1996, AREP sold a property in Philadelphia, Pennsylvania that was tenanted by A & P and Ginos. The selling price for the property was $3,500,000. A first mortgage with a principal balance outstanding of approximately $301,000 was repaid at closing. In addition, closing costs of approximately $194,000 were incurred. As a result, AREP recognized a gain on the sale of this property of approximately $2,198,000 in 1996.

      On September 17, 1996, AREP sold the two apartment complexes located in Lexington, Kentucky. Although these complexes were held for a relatively short period of time, AREP believed that competition among investors for similar properties enabled AREP to obtain a favorable selling price. The selling price for these properties was $20,325,000. First mortgages with principal balances outstanding of approximately $9,800,000 were repaid at closing. In addition, closing costs of approximately $337,000 were incurred. As a result, AREP recognized a gain on the sale of these properties of approximately $6,723,000 in 1996.

      On September 30, 1996, AREP sold a property in Southfield, Michigan that was tenanted by the Penske Corporation. The selling price for the property was $4,700,000 and AREP recognized a gain on the sale of this property of approximately $3,253,000 in 1996.

        On January 7, 1997 AREP sold three properties tenanted by Federal Realty Investment Trust ("FRIT") for a total selling price of approximately $9,363,000. Two first mortgages with principal balances outstanding of approximately $878,000 were repaid at closing. In addition, closing costs of approximately $100,000 are expected to be incurred. As a result, AREP will recognize a gain of approximately $1,500,000 in the first quarter of 1997. In addition, on January 7, 1997, FRIT made a loan to AREP in the approximate amount of $8,759,000 secured by a fourth property tenanted by FRIT located in Broomal, Pennsylvania. Concurrently with this loan, AREP granted and FRIT exercised an option to purchase the Broomal property with a closing to occur on or about June 30, 1998. The purchase price will be the unpaid balance of the mortgage loan of approximately $8,500,000 at the closing date. The nonrecourse mortgage loan bears interest at the rate of 8% per annum and requires monthly debt service payments of approximately $72,000.

      In February 1997, AREP executed a contract to sell the hotel property located in Phoenix, Arizona. The selling price is $15,750,000 and if such sale is consummated a gain of approximately $7.5 million will be recognized in 1997. This property is encumbered by a nonrecourse mortgage with a principal balance outstanding of approximately $3,220,000 at December 31, 1996, which will be repaid at closing. A prepayment penalty of approximately $250,000 will be due.

      For each of the years ended December 31, 1996, 1995 and 1994, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1996, 1995 and 1994, PGEC occupied a property, which represented more than 10% of AREP's total real estate assets. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity, whose shares are traded on the NYSE.

      The PGEC Property is an office complex consisting of three buildings containing an aggregate of approximately 803,000 square feet on an approximate
2.7 acre parcel of land located in Portland, Oregon. A Predecessor Partnership originally purchased the PGEC Property on September 11, 1978 for a price of approximately $57,143,000.

      The PGEC Property is subject to one underlying mortgage, which as of December 31, 1996, had an outstanding principal balance of $24,820,228. This mortgage bears interest at 8.5% per annum, provides for annual debt service of $2,856,960 and matures on October 1, 2002, at which time a balloon payment of $19,304,091 will be due and payable. By its terms, this mortgage is prepayable at any time subject to certain restrictions. A second mortgage which bore interest at 10% per annum and provided for interest-only payments during its term (an aggregate of $1,000,000 per annum) matured in December 1996, at which time a balloon payment of $10,000,000 was due and paid.

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

      AREP is continuing to seek opportunities to refinance upon favorable terms and sell certain of its properties to generate proceeds for future investments, in addition to the proceeds from the Rights Offering. In the current real estate environment, management continues to seek to improve the long-term value of AREP's portfolio by, among other means, using its available cash and reinvesting capital transaction proceeds to maximize capital appreciation and diversification of the portfolio. In selecting real estate related investments, AREP intends to focus on assets that it believes are undervalued in the current real estate market, such as development properties, non-performing loans and securities of companies with significant real estate assets, which the General Partner believes have the potential to diversify and enhance the long-term value of AREP's portfolio. AREP also may acquire land development companies and other real estate operating companies which may have significant assets under development and may enhance its ability to develop and manage properties it acquires as well as its ability to reduce the operating expenses related to investments which require active management. The cash flow generated by an asset will be a consideration, but AREP may acquire assets that are not generating positive cash flow. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, management intends to focus on assets that it believes may provide opportunities for long-term growth and diversification of its portfolio.

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

      In January 1997, the plaintiffs by their attorneys submitted an application for an award of attorneys' fees and reimbursement of expenses in the aggregate of $500,000. AREP believes that it has no liability for such fees and expenses and intends to vigorously contest such action.

Environmental Litigation

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

Bankruptcies

      AREP is aware that 14 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Of AREP's 14 present and former tenants involved in bankruptcy proceedings or reorganization, nine have rejected their leases, affecting 28 properties, all of which have been vacated. See also Notes 9 and 16 to the Financial Statements contained herein and "Business - Bankruptcies and Defaults" which describe various tenant and mortgagor bankruptcies for which AREP has filed claims.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of Unitholders during 1996. However, see Note 1 for a discussion of the Information Statement of AREP mailed to Unitholders on July 27, 1996 relating to the Amendment.

                                    PART II

Item 5. Market for AREP's Common Equity and Related Security Holder Matters.

Market Information

      AREP's Depositary Units are traded on the NYSE under the symbol "ACP." Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 1995 through December 31, 1996 is as follows:

Quarter Ended:                     High            Low
-------------                      ----            ---
March 31, 1995                     8.50            7.25
June 30, 1995                      8.125           7.75
September 30, 1995                 8.75            6.75
December 31, 1995                  9.375           8.125

March 31, 1996                     9.375           8.625
June 30, 1996                      9.25            8.75
September 30, 1996                 9.125           8.625
December 31, 1996                  9.25            8.875


      On March 20, 1997, the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $10.75.

      As of March 20, 1997, there were approximately 18,000 record holders of the Depositary Units.

      Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.

Distributions

      On March 26, 1997, the Board of Directors of the General Partner announced that no distributions are expected to be made in 1997. In making its announcement, AREP noted it plans to continue to apply available Partnership operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 23% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, 42% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 29% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. In addition, AREP noted that net operating cash flow in 1996 was approximately break even, after payment of approximately $34,600,000 of periodic principal payments and maturing debt obligations, including an $11.3 million principal payment made in May 1996 on its Senior Unsecured Debt, capital expenditures and the creation of additional cash reserves for its obligations. AREP further stated that it continues to believe that excess cash should be used to enhance long-term Unitholder value through investment in companies with assets undervalued by the market. AREP believes that in the real estate area it should focus on diversifying its portfolio and seek to make acquisitions of land development companies and other real estate operating companies which may have significant assets under development and may enhance its ability to develop and manage these properties. These types of investments may involve debt restructuring, capital improvements and active asset management, and by their nature may not be readily financeable and may not generate immediate positive cash flow. As such, they require AREP to maintain a strong capital base both to react quickly to these market opportunities as well as to allow AREP to rework the assets to enhance their turnaround performance. See Item 7 - "Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources and Liquidity."

        As of March 20, 1997, there were 25,666,640 Depositary Units and 2,074,422 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the NYSE under the symbol "ACP PR." The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at a rate of 5% of the liquidation preference thereof, payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, AREP, with the approval of the Audit Committee may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in Item 10 - "Directors and Executive Officers of AREP," below.

      On April 1, 1996, AREP distributed to holders of record of its Preferred Units as of March 15, 1996, approximately 98,700 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 28, 1997, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 1997 to holders of record as of March 14, 1997.

      Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.

Repurchase of Depositary Units

      AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. As of March 3, 1997, AREP had purchased 1,037,200 Depositary Units at an aggregate cost of approximately $11,184,000. Management has not been acquiring Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units. Under the terms of the Note Agreements for the Senior Unsecured Debt, distributions and the amounts used to repurchase Depositary Units cannot exceed net cash flow, as defined therein, plus $15,000,000. See Item 7 - "Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources and Liquidity." To date this restriction has not impaired the ability of AREP to make distributions.

Item 6. Selected Financial Data.

                                              (Dollars in Thousands Except Per Unit Amounts)
                                                          Year Ended December 31,
                                      --------------------------------------------------------------
                                         1996*         1995*        1994*         1993*        1992*
                                         -----         -----        -----         -----        -----
Total revenues                        $ 71,773      $ 69,920     $ 61,551      $ 60,157     $ 57,781
                                      ========      --------     --------      --------     --------
Earnings before gain on
  property transactions
  and extraordinary items             $ 34,732      $ 30,833     $ 19,577      $ 18,379     $ 20,581

Gain on sales and
  disposition of real estate            24,517         5,092        4,174         4,760          342

Provision for loss on real
  estate                                  (935)         (769)        (582)         (462)      (8,847)
                                      ---------     ---------    --------      --------     --------
Earnings before
  extraordinary items                   58,314        35,156       23,169        22,677       12,076

(Loss) from early
  extinguishment of debt                  (492)           --           --           --          (784)
                                      ---------     --------     --------      -------      --------

Net earnings                          $ 57,822      $ 35,156     $ 23,169      $ 22,677     $ 11,292
                                      ========      ========     ========      ========     ========
Net earnings per limited
  partnership unit:
  Earnings before
  extraordinary items                 $   2.04      $   1.33     $   1.64      $   1.60     $    .84

  Extraordinary items                     (.02)           --           --            --         (.05)
                                      ---------     --------     --------      --------     --------

  Net Earnings                        $   2.02      $   1.33     $   1.64      $   1.60     $    .79
                                      ========      ========     ========      ========     ========

Distributions to partners             $     --      $     --     $     --      $  7,078     $ 14,333

At year end:

Real estate leased to others          $357,184      $412,075     $437,699      $444,409     $435,959

Hotel operating properties            $ 12,955      $ 13,362     $ 13,654      $ 14,070     $ 12,459

Mortgages and note receivable         $ 15,225      $ 15,056     $  8,301      $ 20,065     $ 22,447

Total assets                          $641,310      $620,880     $492,868      $502,981     $503,262

Senior indebtedness                   $ 22,616      $ 33,923     $ 45,231      $ 55,231     $ 54,684

Mortgages payable                     $115,912      $163,968     $174,096      $195,274     $205,938

Partners' equity                      $485,559      $404,189     $259,237      $236,068     $221,855

* To the extent financial information pertaining to AREP is reflected, such information is consolidated for AREP and its Subsidiary.

Item 7. Management's Discussion and Analysis of the
        Financial Condition and Results of Operations.

General

      Historically, substantially all of AREP's real estate assets have been net-leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore AREP is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties. Economic conditions in recent years led the General Partner to reexamine from time to time AREP's cash needs and investment opportunities. Tenant defaults and lease expirations caused rental revenues to decrease and property management and certain operating expenses to increase and led to expenditures to re-let. The General Partner determined to conserve cash and establish reserves from time to time and distributions were suspended. As discussed below, AREP's investment strategy is to apply its capital transaction proceeds and Rights Offering proceeds, including interest earned thereon, toward its investments.

      By the end of the year 2000, net leases representing approximately 23% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 42% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it is expected that it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties.

      As a consequence of the foregoing, AREP decided to raise funds through the Rights Offering to increase its assets available for investment, take advantage of real estate investment opportunities, further diversify its portfolio and mitigate against the impact of potential lease expirations. The Rights Offering was successfully completed during April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes. In order to enhance AREP's investment portfolio (and ultimately its asset values and cash flow prospects), AREP is seeking to acquire investments in undervalued properties, including commercial properties, residential development projects, land parcels for the future development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. Such assets may not be generating positive cash flow in the near term; however, the General Partner believes that the acquisition of properties requiring some degree of management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. These types of investments may involve debt restructuring, capital improvements and active asset management and by their nature as under-performing assets may not be readily financeable. As such, they require AREP to maintain a strong capital base. AREP notes that acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide the returns that are sought.

        The Amendment became effective in August, 1996 and permits AREP to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate market. AREP made an investment in accordance with the Amendment in the common stock of RJR. Such shares were sold in 1997, as described below.

      Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of AREP. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as AREP acquires more operating properties, its exposure to environmental clean-up costs may increase. AREP completed Phase I Environmental Site Assessments of certain of its properties by third-party consultants. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed. AREP has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. If such tenants do not arrange for further investigations, or remediations, if required, AREP may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. During 1996, 54 Phase I Environmental Site Assessments were initiated and are in process. In addition, AREP is planning Phase I Environmental Site Assessments for approximately 50 more net-leased properties during 1997. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate.

Results of Operations

      Calendar Year 1996 Compared to Calendar Year 1995

        Gross revenues increased by approximately $1,853,000, or 2.7%, during the calendar year 1996 as compared to the same period in 1995. This increase reflects approximate increases of $2,641,000 in dividend income, $1,713,000, or 21.0%, in other interest income, $357,000, or 1.8%, in rental income, $312,000 in other income, and $209,000, or 2.1%, in hotel operating income partially offset by a decrease of approximately $3,379,000, or 11.5%, in financing lease income. The increase in dividend income is primarily due to AREP's investment in RJR common stock. The increase in other interest income is primarily due to increased interest income earned on the Rights Offering and sales proceeds and the investment in the Facility Agreement. The increase in rental income is primarily due to the joint ventures' properties which are now operating. The hotel operating revenues were generated by two hotels operated by AREP through a third party management company since August 7, 1992. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales.

      Expenses decreased by approximately $2,046,000, or 5.2%, during the calendar year 1996 compared to the same period in 1995. This decrease reflects decreases of approximately $3,263,000, or 16.6%, in interest expense and $42,000, or .5%, in hotel operating expenses, partially offset by increases of approximately $584,000, or 15.2%, in property expenses, $342,000, or 6.4%, in depreciation and amortization, and $333,000, or 12.8%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

      Earnings before property transactions and extraordinary items increased during the calendar year 1996 by approximately $3,899,000 as compared to the same period in 1995, primarily due to increased dividend and interest income, decreased interest expense, partially offset by a decrease in financing lease income.

      Gain on property transactions increased by approximately $19,425,000 during the calendar year 1996 as compared to the same period in 1995, due to differences in the size and number of transactions.

      During the calendar year 1996, AREP recorded a provision for loss on real estate of $935,000 as compared to approximately $769,000 in the comparable period of 1995.

      During the calendar year 1996, a net loss from early extinguishment of debt was incurred of approximately $492,000. No such loss was incurred in the comparable period of 1995.

      Net earnings for the calendar year 1996 increased by approximately $22,666,000 as compared to net earnings for the calendar year 1995. This increase is primarily attributable to the increase gain on property transactions due to differences in the size and number of transactions.

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

      AREP may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 42% of AREP's net annual rentals will be due for renewal by the end of the year 2002. In 1996, 22 leases covering 22 properties and representing approximately $2,413,000 in annual rentals expired. Eleven of these 22 leases originally representing approximately $1,152,000 in annual rental income have been or will be re-let or renewed for approximately $1,260,000 in annual rentals. Such renewals are generally for a term of five years. Four properties, with an approximate annual rental income of $277,000, are currently being marketed for sale or lease. Seven properties representing approximately $984,000 in annual rental income have been sold, including two sold to tenants who exercised their purchase options.

      In 1997, seven leases covering seven properties and representing approximately $812,000 in annual rentals are scheduled to expire. Three of these leases originally representing approximately $278,000 in annual rental income have been or will be re-let or renewed for approximately $273,000 in annual rentals. Such renewals are generally for a term of five years. One property, with an approximate annual rental income of $151,000, will be marketed for sale or lease when the current lease term expires. The status of three leases, with approximate annual rental income of $383,000, are uncertain at this time.

      In 1996 AREP sold twelve properties representing approximately $2,064,000 of net operating cash flow for net proceeds of approximately $40.6 million which are being retained for reinvestment. Three of these properties were sold to tenants pursuant to purchase options, three were sold subsequent to lease expiration and six were marketed and sold on favorable terms due to current market conditions.

      On March 26, 1997, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 1997. In making its announcement, AREP noted it plans to continue to apply available operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 23% of AREP's net annual rentals will be due for renewal, and by the end of the year 2002, 42% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 29% of AREP's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. In addition, AREP noted that net operating cash flow in 1996 was approximately break even, after payment of approximately $34,600,000 of periodic principal payments and maturing debt obligations, including an $11.3 million principal payment made in May 1996 on its Senior Unsecured Debt, capital expenditures and the creation of cash reserves for its obligations.

      During the year ended December 31, 1996, AREP generated approximately $31,900,000 in cash flow from day-to-day operations which excludes approximately $4,000,000 in interest earned on the Rights Offering proceeds which will be retained for future acquisitions. In addition, during 1996, approximately $3.2 million of non-recurring income, including approximately $2.7 million from the Forte lease termination, was recorded. During 1995, AREP generated approximately $26,900,000 in such cash flow from day-to-day operations. In addition, during 1995, approximately $2.8 million of non-recurring income, including approximately $2 million from the Chipwich bankruptcy settlement, was recorded.

      Capital expenditures for real estate, excluding new acquisitions, were approximately $3,900,000 during 1996. During 1995, such expenditures totalled approximately $2,100,000.

      During 1996, approximately $25.9 million of balloon mortgages were repaid out of AREP's cash flow, including the scheduled payment due on AREP's Senior Unsecured Debt. In addition, approximately $600,000 of mortgages were paid as a result of lease terminations. During 1995, approximately $14.9 million of balloon mortgages were repaid out of AREP's cash flow, including the scheduled payment due on AREP's Senior Unsecured Debt. In addition to payments due under AREP's Senior Unsecured Debt, approximately $4,800,000 of maturing balloon mortgages are due in 1997, and during the period 1998 through 1999 approximately $12,000,000 in maturing mortgages come due. AREP may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

      During 1996, net operating cash flow after payment of maturing debt obligations, capital expenditures and creation of cash reserves of approximately $1.5 million was approximately break even, excluding non-recurring income and interest earned on the Rights Offering proceeds which will be retained for acquisitions. AREP's operating cash reserves are approximately $24.5 million at December 31, 1996 and are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing AREP. AREP from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters. Rights Offering proceeds and related interest income are being retained for investment in undervalued assets including commercial properties, residential development projects, land parcels for the development of residential and commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts. To further its investment objectives, AREP may consider the acquisition of land development companies and other real estate operating companies which may have significant assets under development and may enhance its ability to develop and manage these properties as well as the ability to reduce costs and expenses related to such properties. The Amendment permits AREP to invest a portion of its funds in securities of issuers that are not primarily engaged in real estate. In 1996 AREP invested approximately $83 million in the common stock of RJR. In February 1997, AREP sold its entire interest in RJR for net proceeds of approximately $112 million and realized a gain of approximately $29 million in the first quarter of 1997. AREP's pro rata share of third party expenses relating to such RJR investment was approximately $2,200,000 which was paid in the first quarter of 1997 and approved by the Audit Committee.

      AREP also has significant maturing debt requirements under the Note Agreements. As of December 31, 1996, AREP has $22,615,552 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, AREP is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. Under the terms of the Note Agreements, AREP deferred and capitalized 2% annually of its interest payment through May 1993. In May 1994, 1995, and 1996, AREP repaid $10 million, $11.3 million and $11.3 million, respectively, of its outstanding Senior Unsecured Debt under the Note Agreements and principal payments of approximately $11,308,000 are due in 1997 and on the final payment date of May 27, 1998. As of December 31, 1996, AREP was in compliance with the terms of the Note Agreements.

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

      The Note Agreements contain certain prepayment penalties which AREP would be required to pay if it extinguishes any portion of the outstanding principal prior to its annual due date. The Note Agreements require that such prepayment consist of 100% of the principal amount to be prepaid plus a premium based on a formula described therein. As of March 3, 1997, the premium required in order to prepay the Note Agreement in full would have been approximately $929,000.

      Sales proceeds from the sale or disposal of portfolio properties totalled approximately $40.7 million in 1996. During 1995, sales proceeds totalled approximately $21.3 million. During 1995, AREP received $9.8 million of mortgage proceeds from the financing of its two apartment complexes located in Lexington, Kentucky. AREP intends to use property sales, financing and refinancing proceeds for new investments. In addition, AREP successfully completed its Rights Offering in April 1995 and net proceeds of approximately $107.6 million were raised for investment purposes.

      AREP's cash and cash equivalents decreased by approximately $60.7 million during 1996, primarily due to the approximate $113 million of invested funds in RJR and limited partnerships, partially offset by the approximate $2.7 million Forte lease termination payment, $4 million of interest earned on the Rights Offering proceeds, $40.7 million of sales proceeds and $1.5 million net cash flow from operations. The funds on hand excluding AREP's operating cash reserves, are being retained for investment.

Item 8. Financial Statements


                          INDEPENDENT AUDITORS' REPORT


The Partners
American Real Estate Partners, L.P:


We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the 1996 financial statement schedule as listed in the Index at Item 14 (a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     KPMG Peat Marwick LLP




New York, New York
March 19, 1997

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 and 1995



    ASSETS                                           1996          1995
    -------------------------------------------  ------------  ------------

    REAL ESTATE LEASED TO OTHERS:
     Accounted for under the financing
        method (Notes 2, 4 and 9)                $253,781,903  $281,532,529
     Accounted for under the operating
        method, net of accumulated
        depreciation (Notes 2, 5 and 9)           103,402,315   130,542,549

    MARKETABLE SECURITIES (Note 6)                106,172,301             -

    CASH AND CASH EQUIVALENTS (Note 2)            105,543,329   166,261,635

    INVESTMENT IN LIMITED PARTNERSHIPS (Note 7)    29,947,816             -

    MORTGAGES AND NOTE
     RECEIVABLE (Notes 8, 9 and 18)                15,225,405    15,056,367

    HOTEL OPERATING PROPERTIES, net of
     accumulated depreciation (Notes 5 and 9)      12,955,389    13,362,375

    RECEIVABLES AND OTHER ASSETS (Note 18)          8,604,646     4,587,765

    CONSTRUCTION-IN-PROGRESS (Note 9)                 679,400     5,622,156

    DEBT PLACEMENT COSTS - Net of
     accumulated amortization (Note 2)              1,299,053     1,931,472

    PROPERTY HELD FOR SALE (Notes 2, 9 and 17)      3,698,112     1,983,033
                                                 ------------  ------------

             TOTAL                               $641,309,669  $620,879,881
                                                 ============  ============




                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 and 1995 (Continued)



                                                           1996          1995
                                                       ------------  ------------

LIABILITIES AND PARTNERS' EQUITY
-----------------------------------------------------

MORTGAGES PAYABLE (Notes 4, 5, 10 and 18)              $115,911,504  $163,967,561

SENIOR INDEBTEDNESS (Notes 11 and 18)                    22,615,552    33,923,329

CONSTRUCTION LOAN PAYABLE (Note 9)                                -     7,834,175

ACCOUNTS PAYABLE, ACCRUED EXPENSES
  AND OTHER LIABILITIES (Notes 7, 9 and 18)              12,248,555     5,770,443

DEFERRED INCOME (Note 8)                                  3,460,042     3,524,349

DISTRIBUTIONS PAYABLE (Notes 3 and 19)                    1,514,605     1,671,069
                                                       ------------  ------------

                                                        155,750,258   216,690,926
                                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 16)


LIMITED PARTNERS:
  Preferred units, $10 liquidation preference,
    5% cumulative pay-in-kind redeemable; 4,200,000
    authorized; 2,074,422 and 1,975,640 issued and
    outstanding as of December 31, 1996 and 1995         21,522,128    20,497,265

  Depositary units; 26,850,000 authorized; 25,666,640
    outstanding as of December 31, 1996 and 1995        465,335,952   386,609,631

GENERAL PARTNER                                           9,885,196     8,265,924

TREASURY UNITS AT COST:
  1,037,200 depositary units                            (11,183,865)  (11,183,865)
                                                       ------------  ------------

PARTNERS' EQUITY (Notes 2, 3 and 12)                    485,559,411   404,188,955
                                                       ------------  ------------
           TOTAL                                       $641,309,669  $620,879,881
                                                       ============  ============

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


REVENUES:                                            1996           1995          1994
                                                ---------------  -----------  -------------
  Interest income:
    Financing leases                                $26,073,205  $29,452,066    $31,990,262
    Other                                             9,866,131    8,153,310      1,438,491
  Rental income                                      19,998,946   19,641,915     19,084,506
  Hotel operating income (Note 9)                    10,042,634    9,833,752      8,853,480
  Other income (Notes 8 and  9)                       3,151,878    2,839,423        183,987
  Dividend income (Notes 6 and 7)                     2,640,609            -              -
                                                ---------------  -----------  -------------
                                                     71,773,403   69,920,466     61,550,726
                                                ---------------  -----------  -------------

EXPENSES:
  Interest expense                                   16,350,791   19,613,860     22,735,908
  Depreciation and amortization                       5,680,025    5,337,884      4,960,704
  General and administrative expenses (Note 3)        2,938,684    2,605,331      2,791,123
  Property expenses                                   4,411,023    3,827,641      4,413,651
  Hotel operating expenses (Note 9)                   7,661,067    7,702,874      7,072,641
                                                ---------------  -----------  -------------
                                                     37,041,590   39,087,590     41,974,027
                                                ---------------  -----------  -------------

EARNINGS BEFORE PROPERTY
  TRANSACTIONS AND EXTRAORDINARY
    ITEMS                                            34,731,813   30,832,876     19,576,699

PROVISION FOR LOSS ON
  REAL ESTATE (Notes 9 and 16)                         (935,000)    (768,701)      (582,000)

GAIN ON SALES AND
  DISPOSITION OF REAL ESTATE
  (Note 9)                                           24,516,867    5,091,445      4,173,865
                                                ---------------  -----------  -------------

EARNINGS BEFORE EXTRAORDINARY
  ITEMS                                              58,313,680   35,155,620     23,168,564
EXTRAORDINARY ITEMS (Note 9)                           (491,628)           -              -
                                                ---------------  -----------  -------------

NET EARNINGS                                        $57,822,052  $35,155,620    $23,168,564
                                                ===============  ===========  =============

NET EARNINGS ATTRIBUTABLE TO
  (Note 3):
  Limited partners                                  $56,671,393  $34,456,023    $22,707,510
  General partner                                     1,150,659      699,597        461,054
                                                ---------------  -----------  -------------
                                                    $57,822,052  $35,155,620    $23,168,564
                                                ===============  ===========  =============
NET EARNINGS PER LIMITED
  PARTNERSHIP UNIT (Notes 2 and 13):
  Before extraordinary items                              $2.04        $1.33          $1.64
  Extraordinary Items                                      (.02)           -              -
                                                ---------------  -----------  -------------

NET EARNINGS                                              $2.02        $1.33          $1.64
                                                ===============  ===========  =============

LIMITED PARTNERSHIP UNITS
  OUTSTANDING AT YEAR-END                            25,666,640   25,666,640     13,812,800
                                                ===============  ===========  =============



See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 Limited Partners' Equity
                                    General     --------------------------    Held in Treasury         Total
                                   Partner's    Depository    Preferred   ------------------------    Partners'
                                    Equity       Units         Units         Amount        Units       Equity
                                  ----------  ------------  ------------  -------------  ---------  ------------

BALANCE, DECEMBER 31, 1993          $4,920,324  $242,331,870  $         -   $(11,183,865) 1,037,200  $236,068,329

  Net earnings                         461,054    22,707,510            -              -          -    23,168,564
                                    ----------  ------------  ------------  -------------  --------- ------------

BALANCE, DECEMBER 31, 1994          $5,381,378  $265,039,380  $         -   $(11,183,865) 1,037,200  $259,236,893

  Net earnings                         699,597    34,456,023            -              -          -    35,155,620

  Rights offering (Note 12)                  -    88,903,800   19,756,400              -          -   108,660,200

  Expenses of Rights offering
    (Note 12)                          (21,293)   (1,048,707)           -              -          -    (1,070,000)

  Capital Contribution (Note 12)     2,206,242             -            -              -          -     2,206,242

  Pay-in-kind distribution
     (Note 12)                               -      (740,865)     740,865              -          -             -

BALANCE, DECEMBER 31, 1995          $8,265,924  $386,609,631  $20,497,265   $(11,183,865) 1,037,200  $404,188,955

Net earnings                         1,150,659    56,671,393            -              -          -    57,822,052

Unrealized gains on securities
  available for sale (Note 6)          468,613    23,079,791            -              -          -    23,548,404

Pay-in-kind distribution (Note 12)           -    (1,024,863)   1,024,863              -          -             -
                                    ----------  ------------  -----------  -------------  ---------  ------------

Balance, December 31, 1996          $9,885,196  $465,335,952  $21,522,128   $(11,183,865) 1,037,200  $485,559,411
                                    ==========  ============  ===========  =============  =========  ============



See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                      1996          1995          1994
                                                                                  ------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                    $57,822,052   $35,155,620   $23,168,564
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                5,680,025     5,337,884     4,960,704
       Amortization of deferred income                                                (26,218)      (26,218)      (26,218)
       Gain on sales and disposition of real estate                               (24,516,867)   (5,091,445)   (4,173,865)
       Provision for loss on real estate                                              935,000       768,701       582,000
       Changes in:
         Increase (decrease) in accounts payable and
            accrued expenses                                                        6,448,792      (782,826)    1,139,297
         Decrease in deferred income                                                   (3,640)       (3,767)       (3,640)
         (Increase) decrease in receivables and other assets                       (2,357,404)       72,249      (177,434)
                                                                                  -----------    ----------    ----------
             Net cash provided by operating activities                             43,981,740    35,430,198    25,469,408
                                                                                  -----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in mortgages and note receivable                               (569,879)   (7,396,106)      116,524
  Net proceeds from the sales and disposition of real estate                       40,673,431    21,303,820    11,171,802
  Principal payments received on leases
    accounted for under the financing method                                        7,313,949     7,204,850     6,708,644
  Construction in progress                                                         (5,264,592)  (14,080,412)   (6,681,333)
  Principal receipts on mortgages receivable                                          330,119       301,273       275,459
  Property acquisitions                                                              (102,947)   (3,280,259)   (3,336,145)
  Capitalized expenditures for real estate                                         (3,855,054)   (2,067,824)   (2,331,380)
  Balloon payment on mortgage receivable                                                    -             -     1,392,649
  Acquisition of marketable securities                                            (82,595,762)            -             -
  Acquisition of limited partnership interests                                    (29,947,816)            -             -
                                                                                  -----------    ----------    ----------
             Net cash (used in) provided by investing activities                  (74,018,551)    1,985,342     7,316,220
                                                                                  -----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
    Proceeds from rights offering                                                           -    110,866,442             -
    Expenses of the rights offering                                                   (20,842)      (468,380)            -
    Distribution to partners                                                         (156,464)      (105,413)   (1,868,607)
  Debt:
    (Decrease) increase in mortgages payable                                         (593,049)    18,631,467       282,391
    Early extinguishment of mortgages payable                                               -              -    (3,364,023)
    Periodic principal payments                                                    (8,091,097)    (8,959,273)   (9,241,669)
    Balloon payments                                                              (14,598,151)    (3,632,696    (6,682,984)
    Senior debt principal payment                                                 (11,307,777)   (11,307,777)  (10,000,000)
    Increase in construction loan payable                                           4,033,554      5,440,221     2,393,954
    Debt placement costs                                                               52,331       (234,068      (621,678)
                                                                                  -----------   ------------   -----------
             Net cash (used in) provided by financing activities                  (30,681,495)     1,230,523   (29,102,616)
                                                                                  -----------   ------------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                     (60,718,306)   147,646,063      3,683,012
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      166,261,635     18,615,572     14,932,560
                                                                                  -----------     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $105,543,329   $166,261,635    $18,615,572
                                                                                 ============   ============    ===========
                                                                                                                (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                     1996          1995         1994
                                                                 ------------  ------------  -----------

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                      $16,510,213   $19,903,859  $22,762,631
                                                                 ============  ============  ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Property acquired in satisfaction of mortgages:
     Additions to property accounted for under the
       operating method                                               $36,271      $256,492   $6,645,589
     Decrease in mortgages receivable                                 (96,938)     (365,774)  (9,109,376)
     Increase to property held for sale                                     -             -      300,530
     Decrease in deferred income                                       60,667       109,282    2,163,257
                                                                 ------------  ------------  -----------

                                                                  $         -   $         -   $        -
                                                                 ============  ============  ===========

  Reclassification of real estate to operating lease              $10,207,078   $15,139,589   $        -

  Reclassification of real estate from operating lease             (2,437,340)   (1,104,916)    (840,844)

  Reclassification of real estate from financing lease               (234,878)     (669,187)           -

  Reclassification of real estate from construction in progress   (10,207,078)  (15,139,589)           -

  Reclassification of real estate to property held for sale         2,672,218     1,774,103      840,844
                                                                 ------------  ------------  -----------

                                                                  $         -   $         -   $        -
                                                                 ============  ============  ===========



See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 and 1994


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

    On September 13, 1990, in connection with its voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code, Integrated entered into an agreement whereby it agreed to sell all of its stock in the General Partner to Meadowstar Holding Company, Inc. ("Meadowstar").
    Neither the Company nor the General Partner was a party to such agreement. The sale of the stock of the General Partner to Meadowstar was approved by the Bankruptcy Court on October 22, 1990. On November 15, 1990, pursuant to the terms of the Acquisition Agreement, Meadowstar purchased all of the outstanding shares of Common Stock of the General Partner. In May 1993, Carl C. Icahn acquired all of Meadowstar's interest in the General Partner. See Note 12 pertaining to the Rights Offering consummated in March 1995.

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

    Net Earnings and Distributions Per Limited Partnership Unit - For financial reporting purposes, the weighted average number of depositary units and equivalent units assumed outstanding for the year ended December 31, 1996 was 28,023,641. The weighted average number of depositary units and equivalent units outstanding and subscribed for assumed outstanding for the year ended December 31, 1995 was 27,427,389. For the year ended December 31, 1994 the weighted average number of depositary units assumed outstanding was 13,812,800. There were no distributions in 1996, 1995 or 1994.

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

    Included in cash and cash equivalents at December 31, 1996 and 1995 are investments in government backed securities of approximately $102,270,000 and $164,130,000, respectively.

    Marketable Securities - Investments in equity securities classified as available for sale, for accounting purposes, are required to be carried at fair value on the Balance Sheet of the Company. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners Equity.

    Investment in Limited Partnership Units - Investment in these Limited Partnership Units are accounted for under the cost method with income distributions reflected in earnings and return of capital distributions as a reduction of investment.

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

    For each of the years ended December 31, 1996, 1995 and 1994 no individual real estate or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of the Company. At December 31, 1996 and 1995, Portland General Electric Company occupied a property, consisting of corporate offices, which represented more than 10% of the Company's total real estate assets.

    Depreciation - Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 5 to 45 years. When properties are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the property account and the accumulated depreciation account, and any gain or loss on such sale or disposal is generally credited or charged to income (See Note 9).

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

    Accounting by Creditors for Impairment of a Loan - On January 1, 1995, SFAS No. 114, Accounting by Creditors for Impairment of a Loan ("Statement 114"), as amended by SFAS 118. Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosures, was adopted by the Company. In accordance with these standards, if it is probable that based upon current information that a creditor with be unable to collect all amounts due according to the contractual terms of a loan agreement, the asset is considered "impaired". Reserves are established against impaired loans in amounts equal to the difference between the recorded investment in the asset and either the present value of the cash flows expected to be received, or the fair value of the underlying collateral if foreclosure is deemed probable or if the loan is considered collateral dependent. The adoption of Statement 114 and 118 had no impact on net income.

    Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121") - The Company has adopted Statement 121, which was issued in March 1995, and requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity and long-lived assets and certain identifiable intangibles to be disposed of, be reviewed for impairment whenever events changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Company expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.


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

        From the commencement of the Exchange through December 31, 1996 the Company (i) sold or disposed of an aggregate of 149 properties of the Predecessor Partnerships for an aggregate of approximately $84,870,000, net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnership properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $129,301,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $128,011,000. Sixteen properties have been acquired since the commencement of the exchange, including two joint ventures entered into in 1994, for aggregate purchase prices of approximately $58,000,000. Reinvestment incentive fees of approximately $480,000 have previously been paid to the General Partner. No properties were acquired in 1996, and therefore, no reinvestment incentive fees are due the General Partner.

    b. The Company and certain affiliates of its General Partner entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for the Company and these affiliates to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, the Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000.
        The prior lease, which was terminated, provided for approximately 6,900 square feet at an annual rental of $155,000. During the year ended December 31, 1996, the affiliates reimbursed the Company approximately $62,000 for rent in connection with the new lease.

        In addition, in 1995, the Company and an affiliate received a lease termination fee of $350,000 which has been allocated $175,000 to the Company and $175,000 to the affiliates. Such allocations and terms of the sublease were approved by the Audit Committee of the Board of Directors of the General Partner.

    c. The Company was reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services on a part-time basis in the amounts of approximately $50,000 and $86,000 for the years ended December 31, 1996 and 1995, respectively. Such reimbursements were approved by the Audit Committee of the Board of Directors of the General Partner.

4.  REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

    Real estate leased to others accounted for under the financing method is summarized as follows:

                                                    December 31,
                                            ---------------------------
                                                1996          1995
                                            ------------  -------------
         Minimum lease payments receivable  $321,413,667  $378,482,993
         Unguaranteed residual value         143,916,365   156,165,105
                                            ------------  -------------
                                             465,330,032   534,648,098

         Less unearned income                211,548,129   253,115,569
                                            ------------  -------------

                                            $253,781,903  $281,532,529
                                            ============  =============


    The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 1996:


                         Year ending
                         December 31,       Amount
                         ------------    ------------
                          1997            $32,502,961
                          1998             32,502,441
                          1999             31,612,362
                          2000             30,226,789
                          2001             26,493,343
                          Thereafter      168,075,771
                                         ------------
                                         $321,413,667
                                         ============


     At December 31, 1996, approximately $173,584,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.


5.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD


     Real estate leased to others accounted for under the operating method is summarized as follows:

                                                    December 31,
                                             --------------------------
                                                 1996          1995
                                             ------------  ------------
              Land                            $50,261,046   $57,739,747
              Commercial building              93,642,174   119,887,821
                                             ------------  ------------
                                              143,903,220   177,627,568
              Less accumulated depreciation    40,500,905    47,085,019
                                             ------------  ------------
                                             $103,402,315  $130,542,549
                                             ============  ============

    As of December 31, 1996 and 1995, accumulated depreciation on the hotel operating properties (not included above) amounted to approximately $3,254,000 and $2,321,000, respectively (See Note 9).

    The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 1996:


                           Year ending
                           December 31,    Amount
                           ------------  -----------
                            1997         $11,984,442
                            1998          10,827,188
                            1999           9,501,026
                            2000           7,711,336
                            2001           5,922,150
                            Thereafter    24,617,354
                                         -----------
                                         $70,563,496
                                         ===========


    At December 31, 1996, approximately $65,899,000 of real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.


6.  MARKETABLE SECURITIES

    In 1996, the Company purchased 3,121,700 shares of RJR Nabisco Holdings Corp. ("RJR") common stock at a cost of approximately $82,596,000 at an average cost per share of $26.46. As of December 31, 1996 the Company owned 3,121,700 shares of RJR, representing approximately 1.1% of the total outstanding RJR common shares. On December 31, 1996, the closing price of RJR common shares on the New York Stock Exchange was $34.00 representing a market value of approximately $106,000,000 and approximately 16.5% of the Company's total assets. Carl C. Icahn, the Chairman of the Board of the General Partner, owned (through affiliates) an additional 16,808,100 shares of RJR, as of December 31, 1996, representing approximately 6.2% of the total outstanding RJR common shares.

    The Company recorded "Dividend income" of $2,281,000 for the year ended December 31, 1996 on the 3,121,700 shares of RJR purchased in 1996.

    Unrealized holding gains of approximately $23,540,000 were recorded as a separate component of Partners Equity at December 31, 1996.

    In February 1997, the Company sold its entire interest in RJR for net proceeds of approximately $112,000,000 realizing a gain of approximately $29,000,000 which will be recorded in the first quarter of 1997. The Company's pro rata share of third party expenses relating to such RJR investment was approximately $2,200,000 which was paid in the first quarter of 1997 and approved by the Audit Committee.


7.  INVESTMENT IN LIMITED PARTNERSHIP UNITS

    a. In June 1996, the Company entered into an agreement with non-affiliated third parties and became a member of a limited liability company, Beattie Place LLC ("Beattie"). The purpose of Beattie is to acquire, hold, and ultimately dispose of limited partnership units in ten Balcor Limited Partnerships (the "Balcor Units") in connection with previously commenced tender offers. These Balcor limited partnerships own and operate commercial and multi-family real estate properties nationwide. The Company agreed to purchase a non-voting membership interest in Beattie of approximately 71.5%. Beattie purchased approximately 117,000 Balcor Units of which approximately 84,000 Balcor Units represent the Company's pro rata share. A total of approximately $8,598,000 was invested by the Company as of December 31, 1996, net of approximately $1,902,000 of return of capital distributions received in 1996. Approximately $360,000 of income distributions were received and recorded in "Dividend income" for the year ended December 31, 1996.

        In January 1997, the Company received the fourth quarter 1996 distribution of approximately $5,051,000 representing approximately $348,000 of income distribution and approximately $4,703,000 of return of capital.

    b.  In July 1996, the Company's subsidiary, American Real Estate
        Holdings Limited Partnership ("AREH") and an affiliate of the General Partner, Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH and Bayswater have a 69.999% and 30% limited and general partner interest, respectively, and a wholly owned subsidiary of AREH has a .001% interest as a general partner of Boreas. AREH's total interest is 70%. Boreas together with unaffiliated third parties entered into an agreement and become limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for up to 46% of the outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and an affiliated general partner have a total interest in Raleigh of 33 1/3%. In 1996, Boreas made capital contributions of approximately $17,650,000 to Raleigh which purchased, as of December 31, 1996, approximately 27,000 of the outstanding Units. In February 1997, Raleigh returned approximately $3,625,000, together with interest earned thereon of approximately $29,000 of excess capital contribution.

        The Company has consolidated Boreas in the accompanying financial statements and $5,325,000 representing Baywater's minority interest has been included in "Accounts payable, accrued expenses, and other liabilities."

    c. In December 1996, the Company deposited approximately $5,000,000 with an unaffiliated escrow agent for the purpose of investing in limited partnership units in seven Dean Witter Realty Limited Partnerships (the "Dean Witter Units") in connection with tender offers initiated by the Company. These Dean Witter limited partnerships own and operate commercial real estate and invest in revenue bonds collateralized by multi-family residential properties. As of December 31, 1996, the Company had purchased, as confirmed by the transfer agent, approximately 160,000 Dean Witter Units at a cost of approximately $2,760,000. Approximately $1,600,000 of the funds held by the escrow agent at December 31, 1996 are included in short-term investments.

        As of January 31, 1997, the Company has purchased approximately 54,000 additional Dean Witter Units at a cost of approximately $1,235,000.

        In January and February of 1997, the Company received distributions of $282,000 and $214,000, respectively, of which approximately $261,000 and $162,000 were return of capital, respectively.

8.   MORTGAGES AND NOTE RECEIVABLE


                                                                                  Balance at
                                                       Balance        Monthly     December 31,
   Collateralized by           Interest    Maturity       at          Payment   ---------------------
  Property Tenanted by           Rate        Date      Maturity       Amount    1996        1995
-------------------------     --------    --------    ---------      -------   ---------   ---------
Gino's Inc. and Foodarama
  Supermarkets, Inc.            8.051%      1/92     1,005,237         -       $     -          96,938
Hardee's Food Systems, Inc.     9.00 (a)   11/05         -            735 (a)     153,460      153,460
Bank of Virginia                9.00 (b)    1/06       847,902      1,436 (b)     353,522      347,739
Best Products Co., Inc.         9.00 (c)    9/01         -             -  (c)     197,330      224,704
Data 100 Corp.                  9.00       12/10         -          9,589         915,251      946,406
                               11.6087     12/19         -             -  (d)     537,097      516,664
Easco Corp.                     8.875       2/97 (e) 3,586,940     26,758 (e)   3,493,364    3,515,824
Winchester Partnership          9.00       11/01         -         33,857       1,609,396    1,858,525
Queens Moat Houses,
  P.L.C. (Note receivable)  Variable (f)   12/00     9,838,819 (f)     -  (f)   7,965,985    7,396,107
                                                                             ------------   -----------
                                                                             $ 15,225,405   15,056,367
                                                                             ============   ===========

    (a) 5.75% is paid currently and 3.25% is deferred. The principal and deferred interest is payable in monthly installments from March 1999 until November 2005.

    (b)  4.5% is paid currently and 4.5% is deferred until maturity.

    (c) Payments are $46,931 through November 1, 1996 and $54,276 through September 1, 2001.

    (d)  Interest only will accrue until December 1, 2010; commencing
         January 1, 2011, monthly payments of $39,035 will be due, which will self-amortize the outstanding principal and current and deferred interest, with the final payment due December 1, 2019. Increased rentals on the property, if any, during the renewal term of the underlying lease will be applied against accrued interest and then the outstanding principal.

    (e) As of January 31, 1997, the purchase money mortgage was amended. The maturity date was extended to February 1998 and the monthly payments decreased to $26,758.

    (f) On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens
         Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs.
         The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank
         Offered Rate) plus 1.75% per annum for the relevant currencies. Interest accrued from July 1, 1995 to June 30, 1996, in the approximate amount of $622,000, has been capitalized into the note receivable in accordance with the terms of the Facility Agreement. Subsequent to June 30, 1996 interest periods and payments can vary from one month to two, three or six months at the discretion of the borrower. There are scheduled payments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold.

        During the years ended December 31, 1996 and 1995, these repayments totalled approximately $419,000 and $102,000, respectively.

        The discount at acquisition date will be amortized over the term of the Facility Agreement. For the years ended December 31, 1996 and 1995, approximately $619,000 and $225,000 of discount was amortized including $122,000 and $30,000 as a result of repayments, respectively. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet date. Foreign exchange losses of approximately $253,000 and gains of approximately $158,000 have been recognized and are included in "Other Income" for the years ended December 31, 1996 and 1995, respectively.

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


9.  SIGNIFICANT PROPERTY TRANSACTIONS

    Information on significant property transactions during the three-year period ended December 31, 1996 is as follows:

    a.   On September 16, 1991, the Company brought suit against Alco
         Standard Corporation and its affiliates, a former tenant of an industrial facility located in Rome, Georgia whose lease expired in October 1990. The action was brought against the defendants in the United States District Court, Northern District of Georgia, Rome Division for reimbursement of costs that could be incurred for clean-up of hazardous materials on the site and certain deferred maintenance. In July 1994, this litigation was settled and the property was sold for $525,000. A gain of approximately $100,000 was recognized in the year ended December 31, 1994. In addition, Alco reimbursed the Company for $150,000 of expenses incurred and indemnified the Company against any future liability in connection with any site contamination. The expense reimbursement has been included in "Property expenses" in the financial statements for the year ended December 31, 1994.

    b. On July 14, 1992, Integra, a Hotel and Restaurant Company ("Integra"), which leased two hotel properties located in Miami, Florida and Phoenix, Arizona filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant's petition, previously filed with the Bankruptcy Court, to reject the aforementioned leases, was approved on August 7, 1992, and the Company assumed operation of the properties on that date. The Company has submitted a claim to the Bankruptcy Court. In 1996, the Company received approximately $276,000 in partial settlement of its claim which has been included in "Other Income" for the year then ended.

         At December 31, 1996, the property located in Miami, Florida had a carrying value of approximately $5,175,000 and is unencumbered by any mortgages. This property is subject to a ground lease. Based on current conditions, management believes the carrying value of the Miami property is reasonably stated.

        At December 31, 1996, the property located in Phoenix, Arizona had a carrying value of approximately $7,782,000 and is encumbered by a nonrecourse mortgage payable of approximately $3,220,000. This mortgage was refinanced during the year ended December 31, 1994 (See
        Note 10b). Based on current conditions, the management believes the carrying value of the Phoenix property is reasonably stated.

        During the year ended December 31, 1996, capital expenditures of approximately $192,000 and $335,000 were incurred at the Miami and Phoenix Holiday Inn's, respectively. During the year ended December 31, 1995 approximately $162,000 and $368,000 were incurred at the Miami and Phoenix properties, respectively.

        The Company entered into a management agreement for the operation of the hotels with a national management organization. Since August 7, 1992, the hotels have been classified as Hotel Operating Properties and their revenues and expenses separately disclosed in the Consolidated Statements of Earnings. Net hotel operations (hotel operating revenues less hotel operating expenses) totalled approximately $2,382,000, $2,131,000 and $1,781,000 for the years ended December 31, 1996, 1995 and 1994, respectively. This was approximately $222,000 more and $29,000 and $379,000 less than the rent would have been from the rejected leases for the years ended December 31, 1996, 1995 and 1994, respectively. Hotel operating expenses include all expenses except for approximately $933,000, $822,000 and $776,000 of depreciation and $335,000, $339,000 and $456,000 of interest expense for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings. The results for the year ended December 31, 1996 are not necessarily indicative of future operating results.

        In February 1997, the Company executed a contract to sell the hotel property located in Phoenix, Arizona. The selling price is $15,750,000 and if such sale is consummated, a gain of approximately $7.5 million will be recognized in the second quarter of 1997. This property is encumbered by a nonrecourse mortgage with a principal balance outstanding of approximately $3,220,000 at December 31, 1996 which will be repaid at closing. A prepayment penalty of approximately $250,000 will be due.

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

        In 1995, the guarantor paid the company $2,200,000 in full satisfaction of its leasehold obligation which, net of related costs, resulted in approximately $2,034,000 of "Other income" in the year ended December 31, 1996. The company reclassified this property to "Property held for sale" and reduced its carrying value to net realizable value by recording a provision for loss on real estate of $250,000 and $611,552 in the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, the property had a carrying value of approximately $50,000 and is unencumbered by any mortgage.

    d. During 1992, leases on two properties formerly tenanted by Petrolane, Inc. located in Belle Chasse, Louisiana and Nisku, Alberta, Canada, expired and were re-let at rents substantially less than the previous leases. As a result, the Company previously recorded a provision for loss on real estate in the year ended December 31, 1992. In addition, after further evaluation and review, the Company believed the Belle Chasse property's carrying value at June 30, 1994 to exceed the recoverable value in the amount of $237,000. As a result, the Company recorded a provision for loss on real estate in the amount of $237,000 for the year ended December 31, 1994.

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

    e. On December 9, 1991, Stop N Go Markets of Texas, Inc. ("National Convenience Stores, Inc.") filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant, who previously leased twenty-three locations, filed a motion with the Bankruptcy Court to assume four leases and reject the remaining leases. Pursuant to a stipulation by the Bankruptcy Court on February 4, 1993, the tenant's motion was approved effective as of August 31, 1992. On March 19, 1993, the Company filed a proof of claim with the Bankruptcy Court. In April of 1995, May of 1994 and November of 1993 stock of the debtor was received in settlement of its claim. In January 1995, the entire NCS stock was sold pursuant to a tender offer for proceeds totaling $364,500. A gain of approximately $250,000 was recognized in the year ended December 31, 1995. This amount is included in "Other Income" for the year then ended.

    f. On November 2, 1992, the Company purchased approximately fifteen acres of land in East Syracuse, New York for approximately
        $3,500,000 and contracted to build a 116,000 square foot BJ's Warehouse Store ("BJ's") upon the site. The Company has entered into a twenty year lease with Waban, Inc. ("Waban"), the parent company of BJ's Warehouse Club. Construction was substantially completed on May 22, 1993 and Waban took possession of the premises, which is situated on approximately ten acres of land, and commenced rental payments on that date. The lease provides for an initial annual net rental of $659,262 with CPI increases every five years, not to exceed 8.77%. Under the lease, Waban is responsible for any required structural repairs. Of the remaining five acres of adjacent land approximately 4.3 acres was available for future development by the Company.

        At December 31, 1996, the BJ's land, including related improvements, cost a total of approximately $4,957,000 and the building cost a total of approximately $3,421,000. The carrying value of this property at December 31, 1996 is approximately $7,986,000 and is encumbered by a nonrecourse mortgage payable of approximately $3,715,000.

        A reinvestment incentive fee was paid in 1994 to the General Partner of approximately $45,000 pertaining to this acquisition and development.

        On April 8, 1996, the Company entered into a build-to-suite lease with Staples, Inc. ("Staples"), a national office supply retailer. The building which is approximately 24,200 square feet, has been constructed on approximately 3.8 acres of land which was available for future development. The cost of construction for improvements to this land parcel and the Staples building is approximately $1,300,000. The initial term of the lease is for fifteen years plus three five year renewal periods. The rent is approximately $248,000 during the first ten years and $286,000 during the next five years. The tenant is also responsible for its pro-rata share of common area charges, insurance, and real estate taxes. A commission of approximately $116,000 was incurred in connection with this lease. The tenant took possession of the premises and rent commenced on August 27, 1996. The carrying value of this property at December 31, 1996 was approximately $2,456,000.

    g. On January 31, 1994, the Company held two nonrecourse wrap-around mortgages in the amount of approximately $3,692,000 secured by two properties tenanted by The Wickes Corp. The mortgages had been taken back by a Predecessor Partnership in connection with the sale of such properties. The tenant remained current in its obligations under the lease.

        In January 1994, the debtor paid the balloon mortgage due, net of the underlying first mortgage, on one Wickes property and a gain of approximately $1,238,000 was recognized in the year ended December 31, 1994. In addition, the Company foreclosed on the remaining Wickes property in January 1994 and real estate with a carrying value of approximately $643,000 was recorded in the year ended December 31, 1994. No loss was incurred upon foreclosure because the estimated fair value of the property is equal to its carrying value.

    h. On June 17, 1993, the Company purchased two non-performing mortgage loans for a combined price of $13,000,000. Each loan was collateralized by a residential apartment complex located in Lexington, Kentucky. The face value of the non-performing loans was approximately $21,188,000.

        The first non-performing loan, purchased for $6,990,000, was collateralized by a 396 unit multi-family complex. The Company foreclosed on this property ("Stoney Falls"), and received the deed on October 11, 1993. The Company entered into a management agreement for the operation of this property with a national management organization which began operating the property effective September 1, 1993. During the year ended December 31, 1994, the Company completed major renovations which totalled approximately $1,360,000. In connection with these renovations, approximately $350,000 of non recurring maintenance expenses where incurred. These expenses are included in "Property expenses" for the year ended December 31, 1994. During the year ended December 31, 1995, approximately $267,000 of capital expenditures were incurred.

        The second non-performing loan, purchased for $6,010,000, was collateralized by a 232 unit apartment complex. The Company foreclosed on this property ("Stoney Brooke") and received the deed on February 11, 1994. Subsequent to the acquisition, the Company received distributions from the seller of the note and began to receive cash flow from the property pertaining to the period prior to formal foreclosure, net of expenditures incurred by the Company, which have been applied as a reduction to the initial cost of the loan. This cash flow, net of expenditures incurred by the Company, totalled approximately $735,000.

        A reinvestment incentive fee of approximately $65,000 was paid to the General Partner in 1994. (See Note 3).

        On September 17, 1996, the Company sold the two apartment complexes. The selling price for these properties was $20,325,000. First mortgages with principal balances outstanding of approximately $9,800,000 were repaid at closing. In addition, closing costs of approximately $337,000 were incurred. As a result, the Company recognized a gain on the sale of these properties of approximately $6,723,000 in the year ended December 31, 1996.

        See Note 10c in connection with the mortgage financing of these two properties in 1994.

    i. In June 1994, the Company sold a property to the tenant, Lockheed Sanders, Inc. The property, which was located in Plainfield, N.J., was subject to a purchase option which was exercised. The selling price was $5,625,000 and a gain of approximately $1,961,000 was recognized in the year ended December 31, 1994. The property was unencumbered by any mortgage.

    j. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. The Alabama joint venture has been consolidated in the accompanying financial statements. The North Carolina joint venture sold its property in December 1996.

             1. The first joint venture, formed as an Alabama Limited Liability Company, developed a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, which owns a seventy percent (70%) majority interest in the joint venture, contributed $1,750,000 in June 1994 and the co-venturer contributed $250,000. As of December 31, 1996 and 1995 approximately $135,000 and $220,000, respectively, representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. Distributions, which totaled $75,000 in 1996, are made in proportion to ownership interests. The co-venturer will be credited with $500,000 of additional capital in lieu of receiving a general contractor's fee. Permanent financing has been obtained by the joint venture in the amount of $8,860,000 of which $360,000 is guaranteed by the co-venturer and personally by its principals. The Company funded approximately $140,000 of $200,000 of approved additional improvements with the co-venturer funding the balance. The complex was completed in September 1995, and all rental units were available for occupancy. As of December 1996, approximately 92% of the units are leased. The development totalled approximately $10,889,000, including the acquisition of land valued at approximately $1,138,000. An affiliate of the Company's co-venturer is managing the property.

        For the years ended December 31, 1996 and 1995, net rental operations resulted in losses of approximately $209,000 and $301,000, including approximately $502,000 and $289,000 of depreciation and amortization, before consideration of the co-venturer's minority interest in such losses of approximately $63,000 and $90,000, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings.

        A reinvestment incentive fee of approximately $38,000 was paid to the general partner upon completion of the project (See Note 3).

             2. The second joint venture, a Delaware limited partnership, developed a 288 unit multi-family project situated on approximately thirty-three acres in Cary, North Carolina (Raleigh-Durham area). The Company, owned a ninety percent (90%) majority interest in the partnership, contributed approximately $4,022,000 and was a limited partner. The Company has fulfilled its contribution obligation. The co-venturer was the general partner and had a limited partner interest. The Company was entitled to a cumulative annual preferred return of 12% on its investment before cash distributions were made in proportion to ownership interests. Construction financing was obtained by the joint venture in the amount of $12,205,000 and was guaranteed by the joint venture general partner and personally by its principals. The complex was completed in August 1996 and all rental units were available for occupancy. The total development costs including the acquisition of land, were approximately $16,000,000. In December 1996, the joint venture sold the property for $21,000,000. The Company received approximately $8,300,000 of the net proceeds and recognized a gain of approximately $4,900,000.

        A reinvestment incentive fee of approximately $72,000 was paid to the Company's general partner upon completion of the project (See Note 3).

    k. On February 1, 1995, the Penske Corp. exercised its purchase option on three properties leased from the Company (two in New Jersey and one in New York). The selling price was approximately $4,535,000 and a gain of approximately $1,003,000 was recognized in the year ended December 31, 1996. Each property was encumbered by first and second mortgages which totalled approximately $1,152,000 and which were paid from the sales proceeds.

    l. On March 24, 1995, the Company sold the property tenanted by Pace Membership Warehouse, Inc. in Taylor, Michigan. The selling price was $9,300,000 and a gain of approximately $3,307,000 was recognized in the year ended December 31, 1995. The property was encumbered by a nonrecourse mortgage payable of approximately $4,346,000 which the purchaser assumed.

    m. On May 18, 1995, the Company purchased approximately 248 acres of partially improved land located in Armonk, New York. The purchase price was approximately $3,044,000. The Company intends to construct approximately 45 to 50 single-family detached luxury homes subject to subdivision and other required approvals. No material development costs have yet been incurred.

        A reinvestment incentive fee of approximately $15,000 was paid to the Company's general partner in 1996 (See Note 3).

    n. On June 28, 1995, General Signal Technology Corporation, a tenant of a property located in Andover, Massachusetts exercised its rights under the lease to purchase the property. The selling price was approximately $19,808,000 and a loss of approximately $125,000 was recognized in the year ended December 31, 1995. The property was encumbered by two nonrecourse mortgages payable which totalled approximately $10,670,000 and were paid from the sales proceeds.

    o. On January 11, 1996, Forte Hotels, Inc. ("Forte") a/k/a Travelodge, a tenant in a property owned by the Company entered into a Lease Termination and Mutual Release Agreement ("Agreement"). This Agreement terminated the lease, which was due to expire on June 30, 1996, effective January 17, 1996 and required Forte to pay the Company $2,800,000 in consideration of the early lease termination and in payment of certain deferred maintenance items. In addition, this property was encumbered by two mortgages. The first mortgage with a principal balance of approximately $84,000 was paid off on January 18, 1996. The second mortgage with a principal balance of approximately $231,000 was paid off March 1, 1996.

        As a result of the above settlement the Company recognized "Other income" of approximately $2,700,000, net of related costs, in the year ended December 31, 1996. The Company actively marketed this property for sale and therefore reclassified it to "Property held for sale."
        The carrying value of this property "at December 31, 1996 is approximately $762,000. In January 1997, the Company sold this property for approximately $2,100,000, net of closing costs. A gain of Approximately $1,300,000 will be recorded in the first quarter of 1997.

    p. On May 10, 1996, the Company sold a property in Miami, Florida that was tenanted by the Cordis corporation. The Company permitted an early exercise by the tenant of its purchase option as the Company believed the option price to be above the market price. The selling price for the property was $24,310,000. First and second mortgages with principal balances outstanding of approximately $14,416,000 were repaid at closing. In addition, closing costs of approximately $228,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $4,659,000.

        In connection with the early extinguishment of the outstanding mortgage balances, the Company paid approximately $522,000 in prepayment penalties. As a result, an extraordinary loss of the same amount was recorded in the year ended December 31, 1996.

    q. On July 24, 1996, the Company entered into a gross lease with AT&T Corp. for its Atlanta office building formerly leased to Days Inn of America, Inc. The initial term of the lease is for five years at $1,478,923 per annum with five (5) year renewal periods. The renewal rent is the initial term rent plus 50% of the increase in the Consumer Price Index. Tenant improvements, allowances and commissions in connection with this lease are estimated to be approximately $2,100,000. The lease commenced on November 25, 1996. Annual operating expenses are estimated to total approximately $650,000. The tenant will pay increases in operating expenses above the base year amount. The Company has retained the current property manager to perform on-site and supervisory and management services.

    r. On July 29, 1996, the Company sold a property in Woodbury, NY that was tenanted by Pioneer Standard Electronics, Inc. The selling price was $2,000,000 and the Company recognized a gain of approximately $1,040,000 in the year ended December 31, 1996.

    s. On August 15, 1996, the Company sold a property in Philadelphia, Pennsylvania that was tenanted by A&P and Ginos. The selling price for the property was $3,500,000. A first mortgage with a principal balance outstanding of approximately $301,000 was repaid at closing. In addition, closing costs of approximately $194,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $2,198,000 in the year ended December 31, 1996.

    t. On September 30, 1996, the Company sold a property in Southfield, Michigan that was tenanted by the Penske Corporation. The selling price for the property was $4,700,000 and the Company recognized a gain on the sale of this property of approximately $3,253,000 in the year ended December 31, 1996.

    u. On January 7, 1997, the Company sold three properties tenanted by Federal Realty Investment Trust ("FRIT") for a total selling price of approximately $9,363,000. Two first mortgages with principal balances outstanding of approximately $878,000 were repaid at closing. In addition, closing costs of approximately $100,000 are expected to be incurred. As a result, the Company will recognize a gain of approximately $1,500,000 in the first quarter of 1997.

        In addition, on January 7, 1997, FRIT made a loan to the Company in the approximate amount of $8,759,000 secured by a fourth property tenanted by FRIT located in Broomal, PA. Concurrently with this loan, the Company granted and FRIT exercised an option to purchase the Broomal property with a closing to occur on or about June 30, 1998. The purchase price will be the unpaid balance of the mortgage loan of approximately $8,500,000 at the closing date. The nonrecourse mortgage loan bears interest at the rate of 8% per annum and requires monthly debt service payments of approximately $72,000.


10.  MORTGAGES PAYABLE

    At December 31, 1996, mortgages payable, all of which are nonrecourse to the Company, are summarized as follows:

                                                               Annual Principal           Balance at
       Number of       Range of               Range of               and                 December 31,
       Mortgages    Interest Rates           Maturities         Interest Payment  --------------------------
       ---------    --------------          ---------------    ----------------     1996           1995
                                                                                 ------------  ------------
            14      6.000%  -  8.875%      6/30/99  -   6/1/12    $ 8,226,124    $ 57,951,666  $ 71,926,694
            37      9.000   - 10.875       1/31/97  - 12/13/14      9,332,976      55,073,008    88,055,516
             4     11.500   - 12.250      11/30/01  - 12/31/05        583,092       2,886,830     3,985,351
                                                                  -----------    ------------  ------------
                                                                  $18,142,192    $115,911,504  $163,967,561
                                                                  ===========    ============  ============

    The following is a summary of the anticipated future principal payments of the mortgages:

         Year ending
         December 31,                                         Amount
       ---------------                                    ------------
            1997                                          $ 14,749,647
            1998                                            10,830,752
            1999                                            15,860,415
            2000                                            18,421,750
            2001                                             6,721,626
          2002 - 2006                                       36,977,661
          2007 - 2011                                       11,240,124
          2012 - 2014                                        1,109,529
                                                           -----------
                                                          $115,911,504
                                                          ============

    a. On March 4, 1994, the Company paid off one nonrecourse mortgage loan and refinanced two nonrecourse mortgage loans that encumbered a total of seven properties tenanted by Toys "R" Us. The loan paid off, which encumbered one property, had an outstanding principal balance of approximately $616,000, bore interest at 10.375%, and was callable at the lender's option in 1994. The two loans refinanced had outstanding principal balances of approximately $1,550,000 and $2,863,000, bore interest at 9.25% and 9.55%, were self-liquidating, and were callable at the lender's option in 1995 and 1996, respectively. The two new mortgage loans, in the principal amounts of approximately $1,464,000 and $3,636,000, bear interest at 7.08%, are self-liquidating and mature
                                     II-36

         January 15, 2012.  Debt placement costs of approximately
         $226,000 have been incurred. The new annual debt service of approximately $532,000 reflects a decrease of approximately $89,000.

    b.   A balloon payment of approximately $6,266,000 was originally due
         June 1, 1994 on a nonrecourse mortgage which encumbered the Holiday Inn in Phoenix, Arizona; however, the Company paid off approximately $2,966,000 on that date and was granted an extension on the remaining balance. The interest rate was 10.75%. On June 27, 1994 the Company refinanced the remaining balance with a nonrecourse mortgage loan in the amount of $3,300,000. The new mortgage loan matures July 27, 1999, bears interest at 10.35% and has a balloon payment due at maturity of approximately $3,120,000. Debt placement costs of approximately $143,000 were incurred. The new annual debt service is approximately $370,000.

    c. On July 25, 1994 the Company obtained financing on the two apartment complexes located in Lexington, Kentucky. The two nonrecourse mortgage loans in the amount of $5,500,000 and $4,500,000 for Stoney Falls and Stoney Brooke Apartments, respectively, bore interest at 8.375% and matured in ten years when balloon payments totaling approximately $8,150,000 were due. Under the terms of the loans, $100,000 was initially funded on each loan with the balance funded in January 1995. Debt placement costs of approximately $250,000 were incurred. Both of these mortgages were paid off in connection with the disposition of the property in September of 1996 (See Note 9).

    d. On December 9 and 23, 1994, the Company prepaid the first and second mortgages, respectively, with aggregate outstanding balances of approximately $3,364,000 which encumbered a property tenanted by Chomerics, Inc. located in Woburn, Massachusetts. The first and second mortgages were scheduled to mature August 1, 2011 and February 1, 2005, respectively, and both bore interest at 13.875%. The first mortgage was callable August 1, 1996.


11.  SENIOR INDEBTEDNESS

    On May 27, 1988, the Company closed a $50,000,000, 10-year senior unsecured debt financing. The notes bear interest at 9.6%, payable semiannually, 2% of which was deferred and added to the principal at the Company's option during the first five years. In May 1994, 1995 and 1996, the Company repaid $10,000,000 and approximately $11,308,000 and $11,308,000 of the outstanding principal balance of the notes, respectively. The Company is required to make principal repayments of approximately $11,308,000 in 1997 and on the final payment date of May 27, 1998.

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

12.  RIGHTS OFFERING

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

    The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, the Company with the approval of the Audit Committee of the Board of Directors of the General Partner may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. The first Payment Date was April 1, 1996 on which 98,782 additional Preferred Units were issued. As of December 31, 1996, 2,074,422 Preferred Units are issued and outstanding.

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

    As of March 3, 1997, High Coast owns 1,829,472 Preferred Units and 13,895,712 Depositary Units.

13.  EARNINGS PER SHARE

    Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. For the years ended December 31, 1996 and 1995, the dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred Unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units. The earnings per share calculation for the year ended December 31, 1995 assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of the year. Also, with respect to the year ended December 31, 1995 calculation, net income has been increased by approximately $2,100,000 in accordance with the modified treasury stock method. (See Note 12).


14.  RECONCILIATION OF NET EARNINGS PER FINANCIAL STATEMENTS TO TAX REPORTING

                                               1996             1995         1994
                                       --------------------  -----------  -----------

Net earnings per financial statements           $57,822,052  $35,155,620  $23,168,564

Minimum lease payments received,
   net of income earned on leases
   accounted for under the financing
   method
                                                  7,313,949    7,204,850    6,708,644

Gain on real estate transactions for tax
   purposes in excess of that for
   financial statement purposes                   8,866,645    9,739,167    1,325,735

Provision for loss for financial
   statement purposes                               935,000      768,701      582,000

Difference attributed to joint
   ventures and minority interest                  (142,998)     (85,692)     (29,367)

Difference between expense accruals,
   net of income accruals, at
   beginning of year and end of year                806,672     (993,688)    (256,431)

Depreciation and amortization for
   tax purposes in excess of that for
   financial statement purposes due
   to leases accounted for under the
   financing method                              (5,214,314)  (7,071,152)  (9,532,694)
Other                                               (26,218)     (26,218)     (26,218)
                                                -----------  -----------   ----------
Taxable income                                  $70,360,788  $44,691,588  $21,940,233
                                                ===========  ===========  ===========

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)
    (IN THOUSANDS, EXCEPT PER UNIT DATA)



                                                                     Three Months Ended
                                           --------------------------------------------------------------------------
                                                         March 31,                          June 30,
                                                         ------------                       --------
                                           1996                         1995            1996         1995
                                           ----------------            --------------  ----------  ---------
Revenues                                   $20,592                      $16,199         $16,976     $17,234
                                           ================            ==============  ==========  =========

Earnings before property transactions      $10,949                      $ 6,155          $7,648     $ 7,336
Provision for loss on real estate                -                           -             (175)         -
Gains on property transactions                  52                       4, 321           5,454         (85)
Loss from early extinguishment of debt           -                           -             (522)         -
                                           ----------------            --------------  ----------  --------
Net earnings                               $11,001                      $10,476         $12,405     $ 7,251
                                           ================            ==============  ==========  =========
Net earnings per limited partnership unit  $   .39                      $   .48 (1)     $   .43     $   .25 (1)
                                           ================            ==============  ==========  =========




                                                                      Three Months Ended
                                           --------------------------------------------------------------------
                                                            September 30,                   December 31,
                                                            ---------------------      -----------------------
                                           1996                         1995              1996    1995
                                           ---------------------------  --------------  --------  -------------
Revenues                                   $16,760                      $19,245          $17,446  $17,242
                                           ========                     =======          =======  =======

Earnings before property transactions      $ 7,841                       $9,966           $8,295  $ 7,376
Provision for loss on real estate              -                           (611)            (760)    (158)
Gains on property transactions              13,595                          176            5,415      680
Gain from early extinguishment of debt     $   -                            -                 30      -
                                           --------                     --------          -------  ------
Net earnings                               $21,436                       $9,531          $12,980   $7,898
                                           ========                     ========         =======  =======

Net earnings per limited partnership unit  $   .75                       $  .33 (1)      $   .45   $  .27 (1)
                                           ========                     =======          =======  =======


    Net earnings per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

(1) Includes the issuance of additional Partnership units and equivalent units in 1995.


16.  COMMITMENTS AND CONTINGENCIES

     a. Lockheed Missile and Space Company, Inc. ("Lockheed"), a tenant of the Company's leasehold property in Palo Alto, California, has entered into a consent decree with the California Department of Toxic Substances Control ("CDTS") to undertake certain environmental remediation at this property. Lockheed has estimated that the environmental remediation costs may be up to approximately $14,000,000. In a non-binding determination by the CDTS, Lockheed was found responsible for approximately 75% of such costs and the balance was allocated to other parties. The Company was allocated no responsibility for any such costs.

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

    b. On January 25, 1995, the Grand Union Company, a tenant leasing eight properties owned by the Company, filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. These eight properties' annual rentals total approximately $1,450,000 (including two properties which are sublet, representing approximately $58,000 in annual rentals).
         The tenant rejected the lease on one property located in Waterford, NY effective July 31, 1995 by order of the Bankruptcy Court on June 6, 1995. The annual rent for this property was approximately $103,000. The Company is now actively marketing this property for sale and believes the property's carrying value of $1,057,149 at December 31, 1995 to exceed its estimated net realizable value by $157,149, for which a provision for loss on real estate was recorded in the year then ended. At December 31, 1996 the property is classified as a "Property held for sale" with accompanying value of $900,000. The property is unencumbered by any mortgage.

        In June 1995, the tenant emerged from Bankruptcy. The tenant affirmed five of the seven remaining leases and allowed the two sub-let property's leases to remain in effect. At December 31, 1996, the carrying value of these seven properties is approximately $10,910,000. One of these properties is encumbered by a nonrecourse mortgage payable of approximately $4,578,000. The Company has filed a proof of claim with the Bankruptcy Court for the rejected lease.

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

        At December 31, 1996, the carrying value of these four properties is approximately $7,265,000. Two of the properties are encumbered by nonrecourse mortgages payable of approximately $1,775,000.

    d. On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of prepetition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court. At December 31, 1996, the property has a carrying value of approximately $1,942,000 and is unencumbered by any mortgage.

    e. On September 24, 1996, Best Products, a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provision of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $508,000. The tenant is current in its obligations under the lease. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At December 31, 1996, the property has a carrying value of approximately $3,418,000 and is unencumbered by any mortgage.

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


17.  PROPERTY HELD FOR SALE

    At December 31, 1996, the Company owned twelve properties that were being actively marketed for sale. At December 31, 1996, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of the properties is estimated to be approximately $3,698,000, after incurring a provision for loss on real estate in the amount of $275,000 in the year ended December 31, 1996. At December 31, 1995, the aggregate value of the properties was estimated to be approximately $1,983,000 after incurring a provision for loss on real estate in the amount of $157,149 in the year then ended (See Note 16b).


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash and Cash Equivalents, Accounts Receivable, Construction Loan Payable, Mortgages Payable and Accounts Payable, Accrued Expenses and Other Liabilities

    The carrying amount of cash and cash equivalents, accounts receivable, Construction Loan Payable, Mortgages Payable and accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value.

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

    The approximate estimated fair values of the mortgages receivable held as of December 31, 1996 are summarized as follows:


                                            At December 31, 1996
                                           ----------------------
              Collateralized by               Net      Estimated
              Property Tenanted by         Investment  Fair Value
              ---------------------------  ----------  ----------

              Hardee's Food Systems, Inc.     $51,000    $177,000
              Bank of Virginia                353,000     445,000
              Best Products Co., Inc.         197,000     198,000
              Data 100 Corp.                  788,000   1,065,000
              Easco Corp.                     928,000   3,450,000
              Winchester Partnership        1,609,000   1,593,000




                                            At December 31, 1995
                                           ----------------------
              Collateralized by               Net      Estimated
              Property Tenanted by         Investment  Fair Value
              ---------------------------  ----------  ----------

              Gino's Inc., and Foodarama
                Supermarkets, Inc.            $36,000      $5,000
              Hardee's Food Systems, Inc.      51,000     169,000
              Bank of Virginia                348,000     419,000
              Best Products Co., Inc.         225,000     224,000
              Data 100 Corp.                  798,000   3,105,000
              Easco Corp.                     951,000   3,535,000
              Winchester Partnership        1,859,000   1,809,000


    The net investment at December 31, 1996 and 1995 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

    Senior Indebtedness

    The approximate fair value and carrying value of the Company's senior indebtedness at December 31, 1996 and 1995 is $22,756,000 and $22,616,000,
    $34,106,000 and $33,923,000, respectively. The estimated fair value is based on the amount of future cash flows associated with the instrument discounted using the rate at which the Company believes it could currently replace the senior indebtedness.

    Limitations

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


19.  DISTRIBUTIONS PAYABLE

    Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interest in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

20.  SUBSEQUENT EVENTS

    Pursuant to the terms of the Preferred Units, on February 28, 1997, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable March 31, 1997 to holders of record as of March 14, 1997.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

Item 10. Directors and Executive Officers of AREP.

      The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

      Name                    Age                     Office
      ----                    ---                     ------

Carl C. Icahn                  61               Chairman of the Board

Alfred D. Kingsley             54               Director

William A. Leidesdorf          51               Director

Jack G. Wasserman              60               Director

John P. Saldarelli             55               Vice President, Secretary and
                                                Treasurer

      Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He is also President and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a Delaware corporation ("SHC") and Chairman of the Board and a Director of various of SHC's subsidiaries, including ACF Industries, Inc., a New Jersey corporation ("ACF"). SHC is primarily engaged in the business of holding, either directly or through subsidiaries, a majority of the common stock of ACF and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. In 1979, Mr. Icahn acquired control and presently serves as Chairman of the Board of Directors of Bayswater Realty & Capital Corp., which is a real estate investment and development company. ACF, Icahn & Co., Inc. and Bayswater Realty & Capital Corp. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. Mr. Icahn was Chief Executive Officer and Member of the Office of the Chairman of Trans World Airlines, Inc. ("TWA") from November 8, 1988 to January 8, 1993; Chairman of the Board of Directors of TWA from January 3, 1986 to January 8, 1993 and Director of TWA from September 27, 1985 to January 8, 1993. Mr. Icahn also serves as a director of Cadus Pharmaceutical Corporation, a public biotechnology company. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations which invest in publicly traded securities.

      Alfred D. Kingsley has served as Director of the General Partner since November 15, 1990. He was also Vice Chairman of the Board of Directors of TWA from February 1, 1989 to January 8, 1993 and a Member of the Office of the Chairman from November 8, 1988 to
                                      III-1

January 8, 1993. Mr. Kingsley was a Director of TWA from September 27, 1985 to January 8, 1993. He also was a Director and Executive Officer and Director of Research at Icahn & Co., Inc. and related entities from 1968 until December 1994. He also has been Vice Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. Mr. Kingsley has also been a Senior Managing Director of Greenway Partners, L.P. since May 1993, which invests in publicly traded securities.

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

      Jack G. Wasserman has served as a Director of the General Partner since December 3, 1993. Mr. Wasserman is an attorney and a member of the New York State Bar and has been with the New York based law firm of Wasserman, Schneider & Babb since 1966, where he is currently a senior partner. Mr. Wasserman also serves as a director of Cadus Pharmaceutical Corporation, a public biotechnology company.

      John P. Saldarelli has served as Vice President, Secretary and Treasurer of the General Partner since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993 and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993, both of which are deemed to be directly or indirectly owned and, controlled by Carl C. Icahn.

      William Leidesdorf, Jack G. Wasserman and Alfred D. Kingsley are on the Audit Committee of the Board of Directors of the General Partner.

      Each of Messrs. Icahn and Kingsley served on the Board of Directors of TWA. On January 31, 1992, TWA filed a petition for bankruptcy in the U.S. Bankruptcy Court in Delaware, seeking reorganization under Chapter 11 of the Bankruptcy Code. In connection therewith, the Pension Benefit Guaranty Corporation asserted that there existed in the TWA defined benefit plans an underfunding deficiency, and that if the Plans were terminated, TWA and all members of the controlled group of which TWA was a member, including the General Partner, would be liable, jointly and severally, for approximately $1.2 billion. On January 8, 1993, TWA, the Pension Benefit Guaranty Corporation, Mr. Icahn and the members of the

                                      III-2
controlled group, among others, settled all claims and potential claims which they had against each other.

      Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Directors who are not employed by AREP or certain affiliates, receive fees of $3,000 for attendance at each quarterly meeting of the Board of Directors. Mr. Kingsley, Mr. Leidesdorf and Mr. Wasserman each received $15,000 for attendance at meetings in 1996. In addition, directors who are not employed by AREP or certain affiliates may receive additional fees for special meetings of or services rendered on behalf of the Audit Committee.

      Each of the executive officers of the General Partner performs services for other affiliates of the General Partner.

      There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

      If distributions (which are payable in kind) are not made to the holders of Preferred Units on any two Payment Dates (which need not be consecutive), the holders of more than 50% of all outstanding Preferred Units, including the General Partner and its affiliates, voting as a class, will be entitled to appoint two nominees for the Board of Directors of the General Partner. Holders of Preferred Units owning at least 10% of all outstanding Preferred Units, including the General Partner and its affiliates to the extent that they are holders of Preferred Units, may call a meeting of the holders of Preferred Units to elect such nominees. Once elected, the nominees will be appointed to the Board of Directors of the General Partner by Icahn. As directors, the nominees will, in addition to their other duties as directors, be specifically charged with reviewing all future distributions to the holders of the Preferred Units. Such additional directors shall serve until the full distributions accumulated on all outstanding Preferred Units have been declared and paid or set apart for payment. If and when all accumulated distributions on the Preferred Units have been declared and paid or set aside for payment in full, the holders of Preferred Units shall be divested of the special voting rights provided by the failure to pay such distributions, subject to revesting in the event of each and every subsequent default. Upon termination of such special voting rights attributable to all holders of Preferred Units with respect to payment of distributions, the term of office of each director nominated by the holders of Preferred Units (the "Preferred Unit Directors") pursuant to such special voting rights shall terminate and the number of directors constituting the entire Board of Directors shall be reduced by the number of Preferred Unit Directors. The holders of the Preferred Units have no other rights to participate in the management of AREP and are not entitled to vote on any matters submitted to a vote of the holders of Depositary Units.

Filing of Reports

      To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by
                                      III-3
ss. 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 1996.

Item 11. Executive Compensation.(1)

      The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 1996, 1995 and 1994.(2)

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
--------------------------------------------------------------------------------
      (a)                                        (b)                    (c)

Name and Principal Position                      Year               Salary ($)
---------------------------                      ----               ----------

John P. Saldarelli(3)                            1996                132,300
Vice President, Secretary and Treasurer          1995                126,000
                                                 1994                126,000

      AREP has adopted a Nonqualified Unit Option Plan (the "Plan") pursuant to which options to purchase an aggregate of 1,416,910 Depositary Units at an option price equal to the market price on the date of grant may be granted to officers and key employees of the General

----------
(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.
(2) Carl C. Icahn, the Chief Executive Officer, received no compensation as such for the periods indicated. In addition, other than John P. Saldarelli, no other executive officer received compensation in excess of $100,000 from AREP for the applicable period.
(3) On March 18, 1991, Mr. Saldarelli was elected Vice President, Secretary and Treasurer of the General Partner. Mr. Saldarelli devotes substantially all of his time to the performance of services for AREP and the General Partner. The other executive officers and directors of the General Partner devote only a portion of their time to performance of services for AREP.


                                      III-4

      In February 1993, AREP adopted a 401K plan pursuant to which AREP will make a matching contribution to an employee's individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management.

      As of March 3, 1997, High Coast, which is controlled by Icahn, owned 13,895,712 Depositary Units, or approximately 54.1% of the outstanding Depositary Units and 1,829,472 Preferred Units or approximately 88.2% of the outstanding Preferred Units.

      The affirmative vote of Unitholders holding more than 75% of the total number of all Units then outstanding, including Depositary Units held by the General Partner and its affiliates, is required to remove the General Partner. Thus, since Icahn, through High Coast, holds approximately 54.1% of the Depositary Units outstanding, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including High Coast, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, as High Coast holds in excess of 50% of the Depositary Units outstanding, Icahn, through High Coast, will have effective control over such approval rights.

      As of January 15, 1997, to the best knowledge of AREP, Wellington Management Company, a Massachusetts corporation, who filed a Schedule 13-G on January 24, 1997, owned 1,307,646 Depositary Units, or approximately 5.1% of the outstanding Depositary Units.


                                      III-5

      The following table provides information, as of March 20, 1996, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.

                            Beneficial                 Beneficial
Name of                    Ownership of     Percent    Ownership of     Percent
Beneficial Owner         Depositary Units   of Class  Preferred Units   of Class
----------------         ----------------   --------  ---------------   --------

Carl C. Icahn(1)            13,895,712        54.1       1,829,472       88.2%

All directors and
executive officers          13,895,712        54.1       1,829,472       88.2%
as a group (6 persons)

----------
(1) Carl C. Icahn, through High Coast, is the beneficial owner of the 13,895,712 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 50,402 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary, but inclusive of the Depositary Units High Coast acquired through the Rights Offering. Furthermore, pursuant to a registration rights agreement entered into by High Coast in connection with the Rights Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by High Coast. AREP understands that 11,689,896 Depositary Units and 1,806,722 Preferred Units have been pledged by High Coast as collateral for a loan made by a bank in order to secure the loan made to an affiliate of Mr. Icahn.

Item 13. Certain Relationships and Related Transactions.

Related Transactions with the General Partner and its Affiliates

      Icahn, in his capacity as majority Unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other Unitholders. In addition, Icahn has confirmed to AREP that neither he nor any of his affiliates will receive any fees from AREP in consideration for services rendered in connection with non-real estate related investments by AREP such as advice to purchase RJR shares which generated $29 million of profits for AREP in the first quarter of 1997. AREP may determine to make investments in which Icahn or his affiliates have independent investments in such assets; in addition, AREP may enter into other transactions with the General Partner and its affiliates, including, without limitation, buying and selling assets from or to the General Partner or its affiliates and participating in joint venture investments in assets with the General Partner or its affiliates, whether real estate or non-real estate related, provided the terms of all such transactions are fair and reasonable to AREP. Furthermore, it should be noted that the Partnership Agreement provides that the General Partner and its affiliates are permitted to have


                                      III-6
other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with the business of AREP. Icahn and his affiliates currently invest in and perform investment management services with respect to assets that may be similar to those AREP may invest in and intend to continue to do so; pursuant to the Partnership Agreement, however, AREP shall not have any right to participate therein or receive or share in any income or profits derived therefrom. See Item 1. "Business - Investment in RJR" and "Investment in Limited Partnership Units."

      For the years ended December 31, 1996 and 1995, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 1996 and 1995 the General Partner was allocated $1,150,659 and $699,597, respectively, of the income of AREP as a result of its 1.99% general partner interest in AREP.

      In May 1995, AREP and an affiliate of the General Partner ("Affiliate") entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for AREP and the Affiliate to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, AREP entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. AREP has sublet to certain affiliates of the General Partner 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. Affiliates of the General Partner reimbursed AREP for approximately $62,000 in rent paid by AREP on its behalf during 1996 in connection with the new lease. The prior lease, which was terminated, provided for approximately 6,900 square feet at an annual rental of $155,000 to AREP. In addition, AREP and the Affiliate received a lease termination fee of $350,000 allocated $175,000 to AREP and $175,000 to the Affiliate. Such allocations and the terms of the sublease were reviewed and approved by the Audit Committee of the Board of Directors of the General Partner. In addition, in the first quarter of 1997, AREP agreed in principle to sublease a portion of office space from an affiliate of its General Partner. The terms of such sublease are being reviewed by the Audit Committee.

Property Management and Other Related Transactions

      The General Partner and its affiliates may receive fees in connection with the acquisition, sale, financing, development and management of new properties acquired by AREP. As development and other new properties are acquired, developed, constructed, operated, leased and financed, the General Partner or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to AREP in accordance with AREP Agreement and customary to the industry. It is not possible to state precisely what role, if any, the General Partner or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions the General Partner or its affiliates might be paid in connection with the investment of the Rights Offering proceeds since


                                      III-7
the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. However, Unitholders may expect that, subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to AREP, the fees charged by the General Partner and its affiliates for the services described below generally will be within the ranges set forth below:

      o Property Management and Asset Management Services. To the extent that AREP acquires any properties requiring active management (e.g., operating properties that are not net-leased) or asset management services, including on site services, it may enter into management or other arrangements with the General Partner or its affiliates. Generally, it is contemplated that under property management arrangements, the entity managing the property would receive a property management fee (generally 3% to 6% of gross rentals for direct management, depending upon the location) and under asset management arrangements, the entity managing the asset would receive an asset management fee (generally .5% to 1% of the appraised value of the asset for asset management services, depending upon the location) in payment for its services and reimbursement for costs incurred.

      o Brokerage and Leasing Commissions. AREP also may pay affiliates of the General Partner real estate brokerage and leasing commissions (which generally may range from 2% to 6% of the purchase price or rentals depending on location; this range may be somewhat higher for problem properties or lesser-valued properties).

      o Lending Arrangements. The General Partner or its affiliates may lend money to, or arrange loans for, AREP. Fees payable to the General Partner or its affiliates in connection with such activities include mortgage brokerage fees (generally .5% to 3% of the loan amount), mortgage origination fees (generally
 .5% to 1.5% of the loan amount) and loan servicing fees (generally .10% to .12% of the loan amount), as well as interest on any amounts loaned by the General Partner or its affiliates to AREP.

      o Development and Construction Services. The General Partner or its affiliates may also receive fees for development services, generally 1% to 4% of development costs, and general contracting services or construction management services, generally 4% to 6% of construction costs.

      o Reinvestment Incentive Fees. Subject to the limitations described below, the General Partner is entitled to receive a reinvestment incentive fee (a "Reinvestment Incentive Fee") for performing acquisition services equal to a percentage of the purchase price (whether paid in cash, Depositary Units, other securities and/or with mortgage financing) of properties (other than Predecessor Properties) acquired from July 1, 1987 through July 1, 1997. This percentage is 1% for the first five years and 1/2% for the second five years. Although a Reinvestment Incentive Fee accrues each time a property is acquired, Reinvestment Incentive Fees are only payable on an annual basis, within 45 days after the end of each calendar year, if the following subordination provisions are satisfied. Reinvestment Incentive Fees accrued in any year will only be payable if the sum of (x) the sales price of all Predecessor Properties (net of associated debt which encumbered these Properties at the consummation of the Exchange) sold through the
                                      III-8
end of that year and (y) the appraised value of all Predecessor Properties which have been financed or refinanced (and not subsequently sold), net of the amount of any refinanced debt end of that year and (y) the appraised value of all Predecessor Properties which have been financed or refinanced (and not subsequently sold), net of the amount of any refinanced debt through the end of that year determined at the time of such financings or refinancings, exceeds the aggregate values assigned to those Predecessor Properties for purposes of the Exchange. If the subordination provisions are not satisfied in any year, payment of Reinvestment Incentive Fees for that year will be deferred. At the end of each year a new determination will be made with respect to subordination requirements (reflecting all sales, financings and refinancings from the consummation of the Exchange through the end of that year) in order to ascertain whether Reinvestment Incentive Fees may be payable irrespective of whether distributions have been made or are projected to be made to Unitholders. Through December 31, 1996, an aggregate of (i) 149 Predecessor Properties were sold or disposed of for an aggregate amount of approximately $84,870,000 net of associated indebtedness which encumbered these Properties at the consummation of the Exchange, and (ii) 25 Predecessor Properties were refinanced at an aggregate appraised value, net of the amount of the refinanced debt, of approximately $44,431,000 for a sum total of approximately $129,301,000. Aggregate appraised values attributable to these Predecessor Properties for purposes of the Exchange were approximately $128,011,000. Accordingly, through December 31, 1996, AREP satisfied the subordination requirements detailed above.

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

      In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefor. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee of the Board of Directors of the General Partner. In 1996 such amounts were approximately $50,000, which reimbursement was approved by the Audit Committee of the General Partner. In addition, an affiliate of the General Partner provided certain administrative services to AREP in the amount of $3,000 in 1996.

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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)   Financial Statements:

      The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                                  Page
                                                                 Number
                                                                 ------

Independent Auditors' Report                                       II-12

Consolidated Balance Sheets -                                      II-13-14
December 31, 1996 and 1995

Consolidated Statements of Earnings -                              II-15
Years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Partners' Equity -           II-16
Years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows -                            II-17-18
Years ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                         II-19-44

(a)(2)   Financial Statement Schedules:

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


(b) Reports on Form 8-K:

      (1) AREP filed a Current Report on Form 8-K (the "1996 Form 8-K") with the Securities and Exchange Commission on June 21, 1996. Pursuant to Item 5 of the 1996 Form 8-K, the Board of Directors of the General Partner stated that it had approved the proposal of the Amendment to AREP's Partnership Agreement and further described the terms of the Amendment.

      (2) AREP filed a Current Report on Form 8-K (the "1997 Form 8-K") with the Securities and Exchange Commission on March 28, 1997. Pursuant to Item 7 of the 1997 Form 10-K, AREP reported its fourth quarter and full year results and that no distributions are expected to be made in 1997.

                        AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership
                                                                   Schedule III
                                                                   ------------
                                                                   Page 1
                      REAL ESTATE OWNED AND REVENUES EARNED


                                                          Part 1 - Real estate owned at December 31, 1996 - Accounted for under the:
                                                          -------------------------------------------------------------------------
                                                                                            Operating Method
                                                                           --------------------------------------------------------

                                                                                                          Amount
                                                                                                         Carried
                                                    No. of     Amount of   Initial Cost    Cost of      at close      Reserve for
                                           State  Locations  Encumberances  to Company  Improvements    of period     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
Acme Markets, Inc. and FPBT of Penn.         PA      1                      $2,004,393                   $2,004,393      $1,352,155
Alabama Power Company                        AL      5       $4,680,325
Amer Stores and The Fidelity Bank            PA      1
Amer Stores, Grace, & Shottenstein Stores    NJ      1                       2,043,567                    2,043,567       1,507,397
American Recreation Group, Inc.              NC      1
Amterre Ltd. Partnership                     NJ      1                       1,559,648                    1,559,648
Amterre Ltd. Partnership                     PA      2          867,847        639,797                      639,797
Amterre Ltd. Partnership                     PA      1        2,090,127
Best Products Co., Inc.                      VA      1
Caldor, Inc.                                 MA      1
Chesebrough-Pond's Inc.                      CN      1                       1,549,805                    1,549,805       1,090,444
Chomerics, Inc.                              MA      1
Coldwell Banker & Co.                        CA      1
Coldwell Banker & Co.                        MN      1
Coldwell Banker & Co.                        VA      1
Coldwell Banker & Co.                        MO      1
Collins Foods International, Inc.            OR      6           82,457        218,713                      218,713
Collins Foods International, Inc.            CA      3          131,970         87,810                       87,810
Cordis Corporation                           FL      1
David Miller of California                   CA      1                       1,036,681                    1,036,681         473,898
Dillon Companies, Inc.                       MO      1                         546,681                      546,681         297,442
Dillon Companies, Inc.                       LA      8                       1,555,112                    1,555,112         842,444
Druid Point Bldg.                            GA      1                       4,919,956    1,219,736       6,139,692         661,844
Duke Power Co.                               NC      1        3,198,097
European American Bank and Trust Co.         NY      1                       1,355,210                    1,355,210       1,271,504
Farwell Bldg.                                MN      1        1,162,240      5,052,286       20,993       5,073,279         837,344
Federated Department Stores, Inc.            CA      1                         363,342                      363,342
First National Supermarkets, Inc.            CT      1       14,536,079
First Union National Bank                    NC      1
Fisher Scientific Company                    IL      1                         597,806                      597,806         120,718
Foodarama Supermarkets, Inc.                 PA      1                       1,317,844                    1,317,844         835,225
Forte Hotels International, Inc.             NJ      1          699,694
Forte Hotels International, Inc.             TX      1
Fox Grocery Company                          WV      1        1,343,018
Gino's, Inc.                                 MO      1           61,942        209,213                      209,213





                                                               Part 2 - Revenues earned for the
                                                               Year ended December 31, 1996
                                                               -------------------------------------------------------------

                                           Operating Method    Financing Method
                                           -----------------   ------------------------

                                                  Rent due                 Minimum lease              Expended
                                                 and accrued                payments due   Total    for interest,
                                                 or received                and accrued   revenue      taxes,     Net income
                                               in advance at      Net        at end      applicable  repairs and  applicable
                                               end of period   Investment   of period     to period   expenses    to period
-----------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
Acme Markets, Inc. and FPBT of Penn.              ($20,491)                              $245,888      $38,617    $207,271
Alabama Power Company                                         $7,833,206   ($92,771)      825,971      450,887     375,084
Amer Stores and The Fidelity Bank                                693,620    (11,708)       86,866           96     86,770
Amer Stores, Grace, & Shottenstein Stores          (9,475)                                232,735       24,317     208,418
American Recreation Group, Inc.                                  685,807                   68,401        1,825      66,576
Amterre Ltd. Partnership                                       3,331,346                  459,735        9,767     449,968
Amterre Ltd. Partnership                                       2,014,875                  285,432       88,685     196,747
Amterre Ltd. Partnership                                       6,220,298    (70,618)      620,821      232,660     388,161
Best Products Co., Inc.                                        3,418,326    127,055       338,557            0     338,557
Caldor, Inc.                                                   1,942,431     11,716       185,380        1,180     184,200
Chesebrough-Pond's Inc.                           (11,770)                                141,236       19,580     121,656
Chomerics, Inc.                                                6,398,366     80,505       814,924          431     814,493
Coldwell Banker & Co.                                                                      24,673       10,840      13,833
Coldwell Banker & Co.                                                                      71,909       31,746      40,163
Coldwell Banker & Co.                                                                      41,122        6,723      34,399
Coldwell Banker & Co.                                                                           0          832        (832)
Collins Foods International, Inc.                     198        109,018                   46,392       13,399      32,993
Collins Foods International, Inc.                   4,721         46,444                   53,826       40,561      13,265
Cordis Corporation                                                                        713,383      524,921     188,462
David Miller of California                          5,290                                  63,482       20,750      42,732
Dillon Companies, Inc.                             (3,272)                                 63,753       12,756      50,997
Dillon Companies, Inc.                            (19,668)                                183,340       14,297     169,043
Druid Point Bldg.                                                                         191,746      539,377    (347,631)
Duke Power Co.                                                 5,030,971                  510,580      323,979     186,601
European American Bank and Trust Co.                                                      175,000       64,244     110,756
Farwell Bldg.                                                                             938,078      753,817     184,261
Federated Department Stores, Inc.                  12,779        393,414                   65,392          292      65,100
First National Supermarkets, Inc.                             24,148,717   (221,459)    2,235,207    1,409,668     825,539
First Union National Bank                                        614,834                   57,047            0      57,047
Fisher Scientific Company                         (13,583)                                163,000       52,085     110,915
Foodarama Supermarkets, Inc.                                                              120,516       19,507     101,009
Forte Hotels International, Inc.                               6,540,478    (59,447)      596,849      105,983     490,866
Forte Hotels International, Inc.                                                        2,619,501       16,508   2,602,993
Fox Grocery Company                                            3,395,645                  305,550      131,015     174,535
Gino's, Inc.                                       (4,027)       174,807                   34,985        6,527      28,458


                        AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership
                                                                   Schedule III
                                                                   ------------
                                                                   Page 2


                                                          Part 1 - Real estate owned at December 31, 1996 - Accounted for under the:
                                                          -------------------------------------------------------------------------
                                                                                            Operating Method
                                                                           --------------------------------------------------------

                                                                                                          Amount
                                                                                                         Carried
                                                    No. of     Amount of   Initial Cost    Cost of      at close      Reserve for
                                           State  Locations  Encumberances  to Company  Improvements    of period     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
Gino's, Inc.                                 CA      1           54,342        225,100                      225,100
Gino's, Inc.                                 OH      1           57,160        201,938                      201,938
Gino's, Inc.                                 IL      1           46,597        235,972                      235,972
Gino's, Inc.                                 NJ      1           49,887        259,525                      259,525
Gino's, Inc. & The A&P Co.                   PA      1
Grand Union Co.                              NJ      1                         430,664                      430,664
Grand Union Co.                              MD      1                         372,383                      372,383         244,749
Grand Union Co.                              NY      3                       1,110,120                    1,110,120
Grand Union Co.                              NY      1
Grand Union Co.                              VA      1                         266,468                      266,468         175,421
Grand Union Co.                              NY      1        4,577,761
Gunite                                       IN      1          193,475      1,134,565                    1,134,565       1,050,721
G.D. Searle & Co.                            MD      1                         299,229                      299,229         140,461
G.D. Searle & Co.                            MN      1                         261,918                      261,918         170,818
G.D. Searle & Co.                            AL      1                               0                            0               0
G.D. Searle & Co.                            IL      1                         256,295                      256,295         155,239
G.D. Searle & Co.                            FL      1                               0                            0               0
G.D. Searle & Co.                            MN      1                         339,358                      339,358         141,715
G.D. Searle & Co.                            IL      1                         323,559                      323,559         218,967
G.D. Searle & Co.                            TN      1                         214,421                      214,421         139,979
G.D. Searle & Co.                            TN      1                               0                            0               0
G.D. Searle & Co.                            MD      1                         325,891                      325,891         141,434
Hancock                                      LA      1        2,284,232      4,484,256                    4,484,256         729,669
Haverty Furniture Companies, Inc.            GA      1          272,303
Haverty Furniture Companies, Inc.            FL      1          205,616
Haverty Furniture Companies, Inc.            VA      1          258,411
Holiday Inn                                  AZ      1        3,220,181      9,028,875      335,254       9,364,129       1,582,362
Integra A Hotel and Restaurant Co.           AL      2                         245,625                      245,625
Integra A Hotel and Restaurant Co.           IL      1                         198,392                      198,392
Integra A Hotel and Restaurant Co.           IN      1                         231,513                      231,513
Integra A Hotel and Restaurant Co.           OH      1
Integra A Hotel and Restaurant Co.           MO      1                         224,837                      224,837
Integra A Hotel and Restaurant Co.           TX      1                         228,793                      228,793
Integra A Hotel and Restaurant Co.           MI      1                         234,464                      234,464
Intermountain Color                          KY      1           42,652        559,644                      559,644         413,759
J.C. Penney Company, Inc.                    MA      1                       2,484,262                    2,484,262       1,508,829
Kelley Springfield Tire Company              TN      1                         120,946                      120,946          74,925






                                                               Part 2 - Revenues earned for the
                                                               Year ended December 31, 1996
                                                               -------------------------------------------------------------

                                           Operating Method    Financing Method
                                           -----------------   ------------------------

                                                  Rent due                 Minimum lease              Expended
                                                 and accrued                payments due   Total    for interest,
                                                 or received                and accrued   revenue      taxes,     Net income
                                               in advance at      Net        at end      applicable  repairs and  applicable
                                               end of period   Investment   of period     to period   expenses    to period
-----------------------------------------------------------------------------------------------------------------------------

Gino's, Inc.                                      (4,736)       166,443                   44,136        7,703      36,433
Gino's, Inc.                                      (4,311)       148,879                   40,373        7,831      32,542
Gino's, Inc.                                      (4,899)       154,733                   46,992        8,287      38,705
Gino's, Inc.                                      (5,354)       191,535                   49,627       19,324      30,303
Gino's, Inc. & The A&P Co.                                                               185,702       50,127     135,575
Grand Union Co.                                                 452,308                   87,711           29      87,682
Grand Union Co.                                                                           33,750       44,739     (10,989)
Grand Union Co.                                               1,165,869                  226,083            0     226,083
Grand Union Co.                                                                                0      215,822    (215,822)
Grand Union Co.                                                                           24,150        6,029      18,121
Grand Union Co.                                               7,532,429                  696,186      468,655     227,531
Gunite                                           (17,000)                                204,000       54,400     149,600
G.D. Searle & Co.                                 (2,383)                                 27,000        5,372      21,628
G.D. Searle & Co.                                                                         22,162        3,519      18,643
G.D. Searle & Co.                                                                              0          663        (663)
G.D. Searle & Co.                                 (1,918)                                 23,013        5,990      17,023
G.D. Searle & Co.                                                                              0        3,417      (3,417)
G.D. Searle & Co.                                                                         30,614        3,557      27,057
G.D. Searle & Co.                                 (2,360)                                 28,319        4,516      23,803
G.D. Searle & Co.                                                                         18,740            0      18,740
G.D. Searle & Co.                                                                              0        4,632      (4,632)
G.D. Searle & Co.                                                                         28,598        5,365      23,233
Hancock                                          (33,161)                                442,204      396,849      45,355
Haverty Furniture Companies, Inc.                               659,017                   59,473       27,946      31,527
Haverty Furniture Companies, Inc.                               499,255       (468)       45,055       21,042      24,013
Haverty Furniture Companies, Inc.                               636,081                   57,671       26,444      31,227
Holiday Inn                                      222,608                               5,970,105    5,083,284     886,821
Integra A Hotel and Restaurant Co.                            1,478,067                  247,756            0     247,756
Integra A Hotel and Restaurant Co.                              505,753                  107,664            0     107,664
Integra A Hotel and Restaurant Co.                              641,103                  124,887            0     124,887
Integra A Hotel and Restaurant Co.                              674,639                   96,555            0      96,555
Integra A Hotel and Restaurant Co.                              514,167                  112,159            0     112,159
Integra A Hotel and Restaurant Co.                              621,382                  143,690            0     143,690
Integra A Hotel and Restaurant Co.                              613,076                  141,595            0     141,595
Intermountain Color                               (6,417)                                 77,000       33,217      43,783
J.C. Penney Company, Inc.                        (20,854)                                250,244       83,517     166,727
Kelley Springfield Tire Company                                                           11,449       16,435      (4,986)

                        AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership
                                                                   Schedule III
                                                                   ------------
                                                                   Page 3
                      REAL ESTATE OWNED AND REVENUES EARNED


                                                          Part 1 - Real estate owned at December 31, 1996 - Accounted for under the:
                                                          -------------------------------------------------------------------------
                                                                                            Operating Method
                                                                           --------------------------------------------------------

                                                                                                          Amount
                                                                                                         Carried
                                                    No. of     Amount of   Initial Cost    Cost of      at close      Reserve for
                                           State  Locations  Encumberances  to Company  Improvements    of period     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------

K-Mart Corporation                           LA      1
K-Mart Corporation                           WI      1
K-Mart Corporation                           FL      1
K-Mart Corporation                           MN      1          580,000
K-Mart Corporation                           FL      1                       2,756,998        3,120       2,760,118       1,655,604
K-Mart Corporation                           IA      1
K-Mart Corporation                           FL      1                       2,636,000                    2,636,000       1,729,316
K-Mart Corporation                           IL      1          302,575
Kobacker Stores, Inc.                        MI      4                         215,148                      215,148
Kobacker Stores, Inc.                        KY      1           71,607         88,364                       88,364
Kobacker Stores, Inc.                        OH      5           70,906        354,030                      354,030
Kobacker Stores, Inc.                        FL      1
Kraft, Inc.                                  NC      1                       1,434,125                    1,434,125       1,072,369
Landmark Bancshares Corporation              MO      1
Levitz Furniture Corporation                 NY      1                       1,648,463     (660,000)        988,463
Lockheed Corporation                         CA      1                       2,449,469                    2,449,469
Lockheed Corporation                         NJ      1
Louisiana Power and Light Company            LA      8        4,469,597
Louisiana Power and Light Company            LA      7        2,673,758      3,496,322       (4,891)      3,491,431
Macke Co.                                    VA      1                         553,113                      553,113         357,209
Marsh Supermarkets, Inc.                     IN      1                       5,001,933                    5,001,933       1,902,204
Montgomery Ward, Inc.                        PA      1          762,571      3,289,166                    3,289,166       2,070,624
Montgomery Ward, Inc.                        NJ      1
Morrison, Inc.                               AL      1                         324,288                      324,288
Morrison, Inc.                               GA      2                         347,404                      347,404
Morrison, Inc.                               FL      1                         375,392                      375,392
Morrison, Inc.                               VA      2                         363,059                      363,059
M.C.O. Properties                            CO      1
North Carolina National Bank                 SC      6                       2,938,008                    2,938,008         957,698
Occidental Petroleum Corp.                   CA      1        1,975,646      2,564,053                    2,564,053         404,295
Ohio Power Co. Inc.                          OH      1
Old National Bank of Washington              WA      1                       4,190,632                    4,190,632       2,323,660
Penske Corp.                                 NJ      2
Penske Corp.                                 OH      1          138,869
Penske Corp.                                 NY      1
Penske Corp.                                 MI      1
Pioneer Standard Electronics, Inc.           NY      1






                                                        Part 2 - Revenues earned for the
                                                        Year ended December 31, 1996
                                                        -------------------------------------------------------------

                                    Operating Method    Financing Method
                                    -----------------   ------------------------

                                           Rent due                 Minimum lease              Expended
                                          and accrued                payments due   Total    for interest,
                                          or received                and accrued   revenue      taxes,     Net income
                                        in advance at      Net        at end      applicable  repairs and  applicable
                                        end of period   Investment   of period     to period   expenses    to period
----------------------------------------------------------------------------------------------------------------------
K-Mart Corporation                                       1,725,687    (15,267)      145,127        6,606     138,521
K-Mart Corporation                                       1,969,353    (18,583)      177,408            0     177,408
K-Mart Corporation                                       2,321,964    (25,947)      222,498            0     222,498
K-Mart Corporation                                       1,826,407     13,340       149,630       50,738      98,892
K-Mart Corporation                           69,387                                 224,639      185,929      38,710
K-Mart Corporation                                       1,406,004    (13,921)      132,186            0     132,186
K-Mart Corporation                          (20,952)     1,911,191    (20,200)      420,360       39,199     381,161
K-Mart Corporation                                       1,013,873                   80,977       28,168      52,809
Kobacker Stores, Inc.                         6,479        439,493                   63,420            0      63,420
Kobacker Stores, Inc.                         1,884        103,511                   19,514        8,508      11,006
Kobacker Stores, Inc.                         9,691        636,305                   94,689        8,356      86,333
Kobacker Stores, Inc.                                                                 3,715        3,770         (55)
Kraft, Inc.                                 (25,207)                                150,042       21,803     128,239
Landmark Bancshares Corporation                          4,678,726                  656,654        6,425     650,229
Levitz Furniture Corporation                (13,017)     2,283,078    (27,661)      365,774           52     365,722
Lockheed Corporation                        (26,396)     4,258,420    (53,812)      712,506       12,858     699,648
Lockheed Corporation                                                                      0          646        (646)
Louisiana Power and Light Company                       12,945,748   (172,448)    1,625,331      457,182   1,168,149
Louisiana Power and Light Company           (39,198)     4,551,301    (63,957)    1,034,036      280,944     753,092
Macke Co.                                    15,000                                  60,000        6,928      53,072
Marsh Supermarkets, Inc.                                                            566,537      231,479     335,058
Montgomery Ward, Inc.                       (26,190)                                314,280      124,622     189,658
Montgomery Ward, Inc.                                    1,623,021    (15,885)      142,509        7,160     135,349
Morrison, Inc.                                3,518        752,983     10,372       138,345            0     138,345
Morrison, Inc.                                3,793        722,129     10,097       123,177            0     123,177
Morrison, Inc.                                3,997        759,682     10,204       145,812            0     145,812
Morrison, Inc.                                3,940      1,849,561     24,420       283,874          282     283,592
M.C.O. Properties                                                                    64,743       22,076      42,667
North Carolina National Bank                 17,582                                 221,822       50,325     171,497
Occidental Petroleum Corp.                                                                0      301,886    (301,886)
Ohio Power Co. Inc.                                      4,050,937        (59)      377,799            0     377,799
Old National Bank of Washington                                                     677,222      493,183     184,039
Penske Corp.                                                                              0        2,189      (2,189)
Penske Corp.                                               601,293     (8,967)       58,550       17,995      40,555
Penske Corp.                                                                              0          892        (892)
Penske Corp.                                                                        248,691       36,584     212,107
Pioneer Standard Electronics, Inc.                                                   49,990        1,660      48,330

                        AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership
                                                                   Schedule III
                                                                   ------------
                                                                   Page 4
                      REAL ESTATE OWNED AND REVENUES EARNED


                                                          Part 1 - Real estate owned at December 31, 1996 - Accounted for under the:
                                                          -------------------------------------------------------------------------
                                                                                            Operating Method
                                                                           --------------------------------------------------------

                                                                                                          Amount
                                                                                                         Carried
                                                    No. of     Amount of   Initial Cost    Cost of      at close      Reserve for
                                           State  Locations  Encumberances  to Company  Improvements    of period     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
Pneumo Corp.                                 OH      1        1,033,195
Portland General Electric Company            OR      1       24,820,228
Rouse Company                                MD      1        3,686,118
Safeway Stores, Inc.                         LA      1                       1,782,885                    1,782,885       1,047,998
Sams                                         MI      1        5,614,527      8,844,225                    8,844,225       1,210,387
Smith's Management Corp.                     NV      1          400,681
Southland Corporation                        FL      0                       1,162,971                    1,162,971         642,164
Sperry - Sun Drilling                        CAN     1
Staples                                      NY      1                       2,455,975                    2,455,975
Stop 'N Shop Co., Inc.                       NY      1                       5,013,507                    5,013,507       3,522,410
Stop 'N Shop Co., Inc.                       VA      1        1,012,607
Super Foods Services, Inc.                   MI      1        6,921,253
SuperValu Stores, Inc.                       MN      1                       1,370,965                    1,370,965         185,269
SuperValu Stores, Inc.                       OH      1                       3,000,671                    3,000,671         416,095
SuperValu Stores, Inc.                       GA      1                       2,344,836                    2,344,836         321,821
SuperValu Stores, Inc.                       IN      1                       2,267,573                    2,267,573         310,838
Telecom Properties, Inc.                     OK      1           50,452
Telecom Properties, Inc.                     KY      1          131,378        281,253                      281,253
The A&P Company                              MI      1
The TJX Companies, Inc.                      IL      1
Toys "R" Us, Inc.                            MA      1          588,362        330,605                      330,605
Toys "R" Us, Inc.                            IL      1          763,033        427,993                      427,993
Toys "R" Us, Inc.                            NY      1          859,561        480,785                      480,785
Toys "R" Us, Inc.                            TX      1          896,334        501,836                      501,836
Toys "R" Us, Inc.                            MI      1          849,539
Toys "R" Us, Inc.                            TX      1          606,814
Trafalgar Industries, Inc.                   NY      1
USA Petroleum Corporation                    SC      2                         163,161                      163,161
USA Petroleum Corporation                    OH      1                          78,443                       78,443
USA Petroleum Corporation                    GA      2                         138,062                      138,062
Waban                                        NY      1        3,715,255      8,298,301       79,794       8,378,095         391,636
Watkins                                      MO      1                         965,741                      965,741          59,904
Webcraft Technologies                        MD      1          543,470        780,774                      780,774          86,072
Wetterau, Inc.                               PA      1
Wetterau, Inc.                               NJ      2
Wickes Companies, Inc.                       CA      3        1,619,489      2,447,297                    2,447,297       1,208,359







                                                        Part 2 - Revenues earned for the
                                                        Year ended December 31, 1996
                                                        -------------------------------------------------------------

                                    Operating Method    Financing Method
                                    -----------------   ------------------------

                                           Rent due                 Minimum lease              Expended
                                          and accrued                payments due   Total    for interest,
                                          or received                and accrued   revenue      taxes,     Net income
                                        in advance at      Net        at end      applicable  repairs and  applicable
                                        end of period   Investment   of period     to period   expenses    to period
----------------------------------------------------------------------------------------------------------------------
Pneumo Corp.                                           2,384,240    (27,923)      233,583      103,890     129,693
Portland General Electric Company                     52,721,021    428,109     4,550,192    3,139,812   1,410,380
Rouse Company                                          6,546,154     62,280       579,247      380,395     198,852
Safeway Stores, Inc.                                                               85,150       13,236      71,914
Sams                                      (83,315)                                999,779      719,007     280,772
Smith's Management Corp.                                 861,937                   77,566       39,259      38,307
Southland Corporation                                                             127,573       11,271     116,302
Sperry - Sun Drilling                                                              (3,693)      (5,536)      1,843
Staples                                                                            88,392       15,943      72,449
Stop 'N Shop Co., Inc.                      3,000                                 454,145       81,315     372,830
Stop 'N Shop Co., Inc.                                 2,931,886    (30,930)      264,457       97,595     166,862
Super Foods Services, Inc.                            10,387,320   (128,889)    1,104,986      601,437     503,549
SuperValu Stores, Inc.                    (53,355)                                114,885       26,679      88,206
SuperValu Stores, Inc.                    181,025                                 319,834       58,394     261,440
SuperValu Stores, Inc.                     37,697                                 224,215       46,114     178,101
SuperValu Stores, Inc.                     46,858                                 193,024       44,128     148,896
Telecom Properties, Inc.                                 121,075      1,338        11,412        5,202       6,210
Telecom Properties, Inc.                    2,293        106,968      1,274        37,544       13,573      23,971
The A&P Company                                        1,732,229                  181,948            0     181,948
The TJX Companies, Inc.                                2,752,407    (54,094)      240,906        2,108     238,798
Toys "R" Us, Inc.                                        748,757                  107,419       44,056      63,363
Toys "R" Us, Inc.                                        965,125                  123,662       57,136      66,526
Toys "R" Us, Inc.                                      1,077,629                  126,520       64,364      62,156
Toys "R" Us, Inc.                                      1,129,852                  132,231       64,403      67,828
Toys "R" Us, Inc.                                      1,068,425                   94,219       46,002      48,217
Toys "R" Us, Inc.                                      1,486,541                  144,755       67,117      77,638
Trafalgar Industries, Inc.                                                              0       95,333     (95,333)
USA Petroleum Corporation                                288,980                   41,032          744      40,288
USA Petroleum Corporation                                138,932                   19,727            0      19,727
USA Petroleum Corporation                                244,525                   34,720           60      34,660
Waban                                                                             659,262      447,761     211,501
Watkins                                    (9,150)             0                  108,900       22,243      86,657
Webcraft Technologies                                                             171,353       85,569      85,784
Wetterau, Inc.                                           872,586                   92,460        5,000      87,460
Wetterau, Inc.                                         1,892,310                  198,118        9,307     188,811
Wickes Companies, Inc.                     72,451                                 686,887      250,718     436,169

                        AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership
                                                                   Schedule III
                                                                   ------------
                                                                   Page 5
                      REAL ESTATE OWNED AND REVENUES EARNED


                                                          Part 1 - Real estate owned at December 31, 1996 - Accounted for under the:
                                                          -------------------------------------------------------------------------
                                                                                            Operating Method
                                                                           --------------------------------------------------------

                                                                                                          Amount
                                                                                                         Carried
                                                    No. of     Amount of   Initial Cost    Cost of      at close      Reserve for
                                           State  Locations  Encumberances  to Company  Improvements    of period     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
Stoney Falls                                 KY      1
Stoney Brooke                                KY      1
Crown Cliffs                                 AL      1        8,713,583     10,889,183       55,700      10,944,883(2)      734,307
Westover Hills                               NC      1


COMMERCIAL PROPERTY - LAND
--------------------------
Easco Corp.                                  NC      1                         157,560                      157,560
Foodarama supermarkets, Inc.                 NY      1                         140,619                      140,619
Foodarama supermarkets, Inc.                 PA      1                         112,554                      112,554
Gino's, Inc.                                 MD      1                          86,027                       86,027
Gino's, Inc.                                 PA      1                          36,271                       36,271
Gino's, Inc.                                 MI      1                          71,160                       71,160
Gino's, Inc.                                 MA      2                         102,048                      102,048
Gino's, Inc.                                 NJ      2                         143,938                      143,938
J.C. Penney Company, Inc.                    NY      1                          51,009                       51,009
Levitz Furniture Corporation                 CA      2                       1,134,836                    1,134,836
Levitz Furniture Corporation                 KS      1                         460,490                      460,490





COMMERCIAL PROPERTY - BUILDING
------------------------------
Bank South                                   GA      1        1,923,683
Harwood Square                               IL      1                       6,861,480       30,161       6,891,641       2,800,329
Holiday Inn                                  FL      1                       6,654,817      191,866       6,846,683       1,671,668
Lockheed Corporation                         CA      1
Safeway Stores, Inc.                         CA      1                         558,652                      558,652         493,237
Toys "R" Us, Inc.                            RI      1
United Life & Accident Ins. Co.              NH      1
Wickes Companies, Inc.                       PA      1
Weigh-Tronix, Inc.                           CA      1












                                                        Part 2 - Revenues earned for the
                                                        Year ended December 31, 1996
                                                        -------------------------------------------------------------

                                    Operating Method    Financing Method
                                    -----------------   ------------------------

                                           Rent due                 Minimum lease              Expended
                                          and accrued                payments due   Total    for interest,
                                          or received                and accrued   revenue      taxes,     Net income
                                        in advance at      Net        at end      applicable  repairs and  applicable
                                        end of period   Investment   of period     to period   expenses    to period
----------------------------------------------------------------------------------------------------------------------
RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
Stoney Falls                                                                      1,521,877    1,262,358     259,519
Stoney Brooke                                                                       998,632      856,861     141,771
Crown Cliffs                                                                      1,692,044    1,838,024    (145,980)
Westover Hills                                                                    1,283,658    1,786,713    (503,055)


COMMERCIAL PROPERTY - LAND
--------------------------
Easco Corp.                                   1,033                                  12,400          333      12,067
Foodarama supermarkets, Inc.                                                         14,000            0      14,000
Foodarama supermarkets, Inc.                                                         12,000          953      11,047
Gino's, Inc.                                                                          7,143            0       7,143
Gino's, Inc.                                                                          2,976        5,822      (2,846)
Gino's, Inc.                                                                          7,143            0       7,143
Gino's, Inc.                                                                         14,286            0      14,286
Gino's, Inc.                                                                         10,119           65      10,054
J.C. Penney Company, Inc.                       458                                   5,500            0       5,500
Levitz Furniture Corporation                                                        117,077        1,192     115,885
Levitz Furniture Corporation                  3,917                                  47,009            0      47,009




COMMERCIAL PROPERTY - BUILDING
------------------------------
Bank South                                               3,866,235    (41,073)      391,996      230,075     161,921
Harwood Square                              (34,071)                                681,726      169,316     512,410
Holiday Inn                                 400,622                               4,072,528    3,905,708     166,820
Lockheed Corporation                                     5,716,407                  860,834          292     860,542
Safeway Stores, Inc.                                                                 26,900       21,037       5,863
Toys "R" Us, Inc.                                        1,055,043    (10,430)      100,473            0     100,473
United Life & Accident Ins. Co.                          4,548,793    (43,667)      384,219      188,093     196,126
Wickes Companies, Inc.                                   3,338,906    (46,366)      614,654        6,602     608,052
Weigh-Tronix, Inc.                                       2,719,614                  280,323          346     279,977


                        AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership
                                                                   Schedule III
                                                                   ------------
                                                                   Page 6
                      REAL ESTATE OWNED AND REVENUES EARNED


                                                          Part 1 - Real estate owned at December 31, 1996 - Accounted for under the:
                                                          -------------------------------------------------------------------------
                                                                                            Operating Method
                                                                           --------------------------------------------------------

                                                                                                          Amount
                                                                                                         Carried
                                                    No. of     Amount of   Initial Cost    Cost of      at close      Reserve for
                                           State  Locations  Encumberances  to Company  Improvements    of period     Depreciation
-----------------------------------------------------------------------------------------------------------------------------------


DEVELOPMENT PROPERTY
------------------------------
Dellwood                                     NY      1                     3,104,793       15,524       3,120,317
Grassy Hollow                                NY      1                       598,145        2,990         601,135
East Syracuse                                NY      1                       138,108                      138,108




                                                           ------------------------------------------------------------------------
                                                           $115,911,504  $158,822,393   $1,290,247    $160,112,640(1) $43,754,936(1
                                                           ========================================================================





                                                        Part 2 - Revenues earned for the
                                                        Year ended December 31, 1996
                                                        -------------------------------------------------------------

                                    Operating Method    Financing Method
                                    -----------------   ------------------------

                                           Rent due                 Minimum lease              Expended
                                          and accrued                payments due   Total    for interest,
                                          or received                and accrued   revenue      taxes,     Net income
                                        in advance at      Net        at end      applicable  repairs and  applicable
                                        end of period   Investment   of period     to period   expenses    to period
----------------------------------------------------------------------------------------------------------------------

DEVELOPMENT PROPERTY
------------------------------
Dellwood                                                                                  0            0           0
Grassy Hollow                                                                             0            0           0
East Syracuse                                                                             0            0           0




                                           --------------------------------------------------------------------------
                                           $613,691   $253,781,903  ($495,840)  $58,823,724  $30,912,453  $27,911,271
                                           ==========================================================================




 (1)Amount shown includes hotel operating properties.
 (2)The Company owns a 70% interest in the joint venture which owns this property.

                                                       Schedule III
                                                       Page 7


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1996

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:


     Balance - January 1, 1996                                $193,311,259
     Additions during period                                    11,991,211
     Write downs                                                  (660,000)
     Reclassifications during period from financing leases         233,879
     Reclassifications during period to assets held for sale    (6,110,905)
     Disposals during period                                   (38,652,804)
                                                              ------------
     Balance - December 31, 1996                              $160,112,640
                                                              ============


b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:


      Balance - January 1, 1996                                $49,406,334
      Depreciation during period                                 4,895,252
      Disposals during period                                   (6,530,965)
      Reclassifications during period to assets held for sale   (4,015,685)
                                                               -----------
      Balance - December 31, 1996                              $43,754,936
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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:


                 Balance - January 1, 1996        $281,532,529
                 Other                                    (988)
                 Reclassifications during period      (233,879)
                 Disposals during period           (20,201,810)
                 Amortization of unearned income    26,073,205
                 Minimum lease rentals received    (33,387,154)
                                                  ------------
                 Balance - December 31, 1996      $253,781,903
                                                  ============


3. The aggregate cost of real estate owned for Federal income tax purposes is $340,405,247.

                                                                     (Continued)

                                                       Schedule III
                                                       Page 8


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1996


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:


      Net income applicable to financing and operating leases  $27,911,271
      Add interest income - other and dividend income           12,949,679
                                                               -----------
                                                                40,860,950
                                                               -----------
      Deduct expenses not allocated:

      General and administrative expenses                        2,938,684
      Nonmortgage interest expense                               2,604,345
      Other                                                        586,108
                                                               -----------
                                                                 6,129,137
                                                               -----------
      Earnings before gain on property transactions and
        extraordinary item                                      34,731,813

      Provision for loss on property                              (935,000)

      Gain on sales of real estate                              24,516,867

      Extraordinary Items                                         (491,628)
                                                               -----------
      Net earnings                                             $57,822,052
                                                               ===========



                                                                     (Continued)

                                                       Schedule III
                                                       Page 9


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1995

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:


     Balance - January 1, 1995                                $185,327,608
     Additions during period                                    22,019,288
     Write downs                                                  (768,701)
     Reclassifications during period to assets held for sale    (3,227,355)
     Disposals during period                                   (10,039,581)
                                                              ------------
     Balance - December 31, 1995                              $193,311,259
                                                              ============


b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:


     Balance - January 1, 1995                                  $48,234,722
     Depreciation during period                                   4,731,153
     Disposals during period                                     (2,106,287)
     Reclassifications during period to property held for sale   (1,453,254)
                                                                -----------
     Balance - December 31, 1995                                $49,406,334
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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:


                 Balance - January 1, 1995        $314,260,786
                 Reclassifications during period    (1,280,739)
                 Disposals during period           (24,242,668)
                 Amortization of unearned income    29,452,066
                 Minimum lease rentals received    (36,656,916)
                                                  ------------
                 Balance - December 31, 1995      $281,532,529
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

                                                                     (Continued)

                                                       Schedule III
                                                       Page 10


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1995


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:


      Net income applicable to financing and operating leases  $29,312,510
      Add interest income - other                                8,398,380
                                                               -----------
                                                                37,710,890
                                                               -----------

      Deduct expenses not allocated:

      General and administrative expenses                        2,605,331
      Nonmortgage interest expense                               3,696,889
      Other                                                        575,794
                                                                 ---------
                                                                 6,878,014
                                                                 ---------
      Earnings before gain on property transactions             30,832,876

      Provision for loss on property                              (768,701)

      Gain on sales of real estate                               5,091,445
                                                                 ---------

      Net earnings                                             $35,155,620
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

                                                       Schedule III
                                                       Page 11


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1994


1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:


     Balance - January 1, 1994                                $176,050,393
     Additions during period                                    12,496,354
     Write downs                                                  (322,000)
     Reclassifications during period to assets held for sale    (1,340,935)
     Disposals during period                                    (1,556,204)
                                                              ------------
     Balance - December 31, 1994                              $185,327,608
                                                              ============


b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:


      Balance - January 1, 1994                                $45,040,784
      Depreciation during period                                 4,501,318
      Disposals during period                                     (709,930)
      Reclassifications during period to assets held for sale     (597,450)
                                                               -----------
      Balance - December 31, 1994                              $48,234,722
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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:


                 Balance - January 1, 1994        $327,470,322
                 Additions during period                41,256
                 Write-downs                          (110,000)
                 Disposals during period            (6,432,148)
                 Amortization of unearned income    31,990,262
                 Minimum lease rentals received    (38,698,906)
                                                  ------------
                 Balance - December 31, 1994      $314,260,786
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

                                                                     (Continued)

                                                       Schedule III
                                                       Page 12


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1994

4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:


      Net income applicable to financing and operating leases  $26,648,827
      Add interest income - other                                1,438,491
                                                               -----------
                                                                28,087,318
                                                               -----------

      Deduct expenses not allocated:

      General and administrative expenses                        2,791,123
      Nonmortgage interest expense                               4,731,517
      Other                                                        987,979
                                                                 ---------
                                                                 8,510,619
                                                                 ---------
      Earnings before gain on property transactions             19,576,699

      Provision for loss on property                              (582,000)

      Gain on sales of real estate                               4,173,865
                                                               -----------

      Net earnings                                             $23,168,564
                                                               ===========



                                                                     (Continued)

                                                       Schedule III
                                                       Page 13


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD) DECEMBER 31, 1996



                                              Net
                          State           Investment
                      --------------  -------------------

                      Alabama           $10,064,256
                      California         13,300,742
                      Connecticut        24,148,717
                      Florida             5,492,092
                      Georgia             5,491,906
                      Illinois            5,391,892
                      Indiana               641,103
                      Iowa                1,406,004
                      Kentucky              210,480
                      Louisiana          19,222,737
                      Maryland            6,546,154
                      Massachusetts       9,089,554
                      Michigan           14,240,540
                      Minnesota           1,826,407
                      Missouri            5,367,699
                      Nevada                861,937
                      New Hampshire       4,548,793
                      New Jersey         14,030,998
                      New York           12,059,006
                      North Carolina      6,331,611
                      Ohio                8,635,226
                      Oklahoma              121,075
                      Oregon             52,830,039
                      Pennsylvania       13,140,285
                      Rhode Island        1,055,043
                      South Carolina        288,980
                      Texas               3,237,774
                      Virginia            8,835,855
                      West Virginia       3,395,645
                      Wisconsin           1,969,353
                                       ------------
                                       $253,781,903
                                       ============





                                            (Continued)

                                             Schedule III
                                             Page 14


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1996



                                 Amount at which
                                   Carried at      Reserve for
                     State        Close of Year   Depreciation
                 --------------  ---------------  -------------

                 Alabama             $11,514,796      $734,307
                 Arizona               9,364,129     1,582,362
                 California           10,867,240     2,579,786
                 Connecticut           1,549,805     1,090,444
                 Florida              13,781,164     5,698,752
                 Georgia               8,969,994       983,665
                 Illinois              8,931,657     3,295,252
                 Indiana               8,635,584     3,263,763
                 Kansas                  460,490         -
                 Kentucky                929,261       413,759
                 Louisiana            11,313,683     2,620,111
                 Maryland              1,864,304       612,717
                 Massachusetts         2,916,915     1,508,830
                 Michigan              9,364,998     1,210,388
                 Minnesota             7,045,520     1,335,146
                 Missouri              1,946,471       357,347
                 New Jersey            4,437,341     1,507,397
                 New York             23,833,344     5,185,550
                 North Carolina        1,591,685     1,072,369
                 Ohio                  3,635,082       416,095
                 Oregon                  218,713         -
                 Pennsylvania          7,400,025     4,258,004
                 South Carolina        3,101,170       957,698
                 Tennessee               335,367       214,904
                 Texas                   730,630         -
                 Virginia              1,182,640       532,630
                 Washington            4,190,632     2,323,660
                                 ---------------  -------------
                                    $160,112,640   $43,754,936
                                 ===============  =============


                                                                     (Continued)

                                                       Schedule III
                                                       Page 15


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD) DECEMBER 31, 1995



                                              Net
                              State        Investment
                          --------------  ------------

                          Alabama          $10,442,132
                          California        14,214,432
                          Connecticut       24,571,019
                          Florida           25,524,549
                          Georgia            5,659,651
                          Illinois           5,582,313
                          Indiana              660,868
                          Iowa               1,440,868
                          Kentucky             218,831
                          Louisiana         19,908,683
                          Maryland           6,714,267
                          Massachusetts      9,324,902
                          Michigan          14,507,001
                          Minnesota          1,868,777
                          Missouri           5,496,349
                          Nevada               883,647
                          New Hampshire      4,688,575
                          New Jersey        14,444,858
                          New York          13,044,999
                          North Carolina     6,705,397
                          Ohio               8,925,929
                          Oklahoma             125,713
                          Oregon            53,486,728
                          Pennsylvania      13,639,937
                          Rhode Island       1,079,730
                          South Carolina       308,267
                          Texas              3,320,904
                          Virginia           9,206,882
                          West Virginia      3,521,376
                          Wisconsin          2,014,945
                                          ------------
                                          $281,532,529
                                          ============



                                                                     (Continued)

                                                       Schedule III
                                                       Page 16


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1995



                                 Amount at which
                                   Carried at     Reserve for
                     State        Close of Year   Depreciation
                 --------------  ---------------  ------------

                 Alabama             $11,459,096      $265,568
                 Arizona               9,028,875     1,141,233
                 California           13,574,684     3,861,125
                 Connecticut           1,549,805     1,070,864
                 Florida              13,772,389     5,122,422
                 Georgia               7,750,258       797,977
                 Illinois              8,850,494     3,065,734
                 Indiana               8,635,584     2,954,479
                 Kansas                  460,490             -
                 Kentucky             14,851,240     1,052,938
                 Louisiana            11,313,683     2,479,819
                 Maryland              1,864,304       565,688
                 Massachusetts         2,916,915     1,429,333
                 Michigan             12,649,448     2,865,957
                 Minnesota             8,023,299     1,722,126
                 Missouri              1,946,471       323,448
                 New Jersey            4,437,341     1,489,539
                 New York             23,410,097     4,944,535
                 North Carolina        8,580,112     1,120,666
                 Ohio                  3,635,082       357,702
                 Oregon                  298,451             -
                 Pennsylvania         10,386,463     6,045,388
                 South Carolina        3,101,170       907,373
                 Tennessee               335,367       205,951
                 Texas                 4,302,872     2,810,501
                 Virginia              1,986,638       975,491
                 Washington            4,190,631     1,830,477
                                 ---------------  ------------
                                    $193,311,259   $49,406,334
                                 ===============  ============


                                                                     (Continued)

                                                       Schedule III
                                                       Page 17


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE
FINANCING METHOD) DECEMBER 31, 1994



                                              Net
                              State        Investment
                          --------------  ------------

                          Alabama          $10,774,730
                          California        14,865,499
                          Colorado             403,433
                          Connecticut       24,956,415
                          Florida           26,193,440
                          Georgia            6,611,153
                          Illinois           5,752,708
                          Indiana              673,807
                          Iowa               1,472,651
                          Kentucky             226,439
                          Louisiana         20,516,823
                          Maryland           6,868,375
                          Massachusetts     29,728,840
                          Michigan          14,742,376
                          Minnesota          1,907,837
                          Missouri           5,605,609
                          Nevada               903,509
                          New Hampshire      4,817,099
                          New Jersey        17,144,885
                          New York          15,551,206
                          North Carolina     7,045,840
                          Ohio               9,184,634
                          Oklahoma             129,943
                          Oregon            54,039,101
                          Pennsylvania      14,088,469
                          Rhode Island       1,102,181
                          South Carolina       325,975
                          Texas              3,391,052
                          Virginia           9,543,506
                          West Virginia      3,636,597
                          Wisconsin          2,056,654
                                          ------------
                                          $314,260,786
                                          ============



                                                                     (Continued)

                                                       Schedule III
                                                       Page 18


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1994



                                 Amount at which
                                   Carried at     Reserve for
                     State        Close of Year   Depreciation
                 --------------  ---------------  ------------

                 Alabama              $1,707,913    $        -
                 Arizona               8,661,230       780,739
                 California           13,574,684     3,702,517
                 Connecticut           1,549,805     1,027,553
                 Florida              14,474,746     5,007,024
                 Georgia               8,219,782       612,349
                 Illinois              8,849,567     2,836,885
                 Indiana               8,635,584     2,645,196
                 Kansas                  460,490             -
                 Kentucky             14,470,363       691,180
                 Louisiana            12,638,536     2,975,581
                 Maryland              1,864,304       518,658
                 Massachusetts         2,916,915     1,349,837
                 Michigan             19,225,223     3,394,696
                 Minnesota             7,072,018     1,474,020
                 Missouri              1,946,471       289,549
                 New Jersey            4,293,403     1,471,681
                 New York             22,393,357     5,858,402
                 North Carolina        3,191,685     1,030,096
                 Ohio                  3,635,192       299,308
                 Oregon                  298,451             -
                 Pennsylvania         10,273,909     5,843,239
                 South Carolina        3,101,170       857,047
                 Tennessee               335,368       196,998
                 Texas                 4,302,872     2,730,561
                 Virginia              1,986,638       948,210
                 Washington            4,190,632     1,337,294
                 Canada                1,057,300       356,102
                                    ------------   -----------
                                    $185,327,608   $48,234,722
                                    ============   ===========

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.


                              AMERICAN REAL ESTATE PARTNERS, L.P.

                              By:   AMERICAN PROPERTY INVESTORS, INC.
                                    General Partner

                              By:   /s/ Carl C. Icahn
                                    ----------------------------------
                                    Carl C. Icahn
                                    Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AREP and in the capacities and on the dates indicated.

      Signature                        Title                         Date

/s/ Carl C. Icahn                  Chairman of the Board         March 31, 1997
------------------------            (Principal Executive
   Carl C. Icahn                    Officer)

/s/ Alfred Kingsley                Director                      March 31, 1997
------------------------
   Alfred Kingsley

/s/ William A. Leidesdorf          Director                      March 31, 1997
------------------------
   William A. Leidesdorf

/s/ Jack G. Wasserman              Director                      March 31, 1997
------------------------
   Jack G. Wasserman

/s/ John P. Saldarelli             Treasurer                     March 31, 1997
------------------------            (Principal Financial
   John P. Saldarelli               Officer and Principal
                                    Accounting Officer)