Form 10-Q
period 1997-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1997-05-15
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)
__________


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE     SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended      MARCH 31, 1997
                                    ______________

                                      OR

  ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE     SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

                       Commission file number    1-9516
                                                 ______


           (Exact name of registrant as specified in its charter)
                    AMERICAN REAL ESTATE PARTNERS, L.P.

      Delaware                                                     13-3398766
_____________________________________________________________________________
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                  No.)


100 SOUTH BEDFORD ROAD, MT. KISCO, NY                                 10549
_____________________________________                                 _____

(Address of principal executive offices)                            (Zip Code)



(Registrant's telephone number,
 including area code)                                           (914) 242-7700
                                                                ______________



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                                                     ___    ___

1-Q3-97.EDG
     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

                               INDEX


     PART I.  FINANCIAL INFORMATION                    Page No.

     Consolidated Balance Sheets - March 31, 1997
     and December 31, 1996..........................    1-2
     Consolidated Statements of Earnings -
     Three Months Ended March 31, 1997 and 1996.....      3

     Consolidated Statement of Changes In
     Partners' Equity Three Months Ended
     March 31, 1997.................................      4

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1997 and 1996.....    5-6

     Notes to Consolidated Financial Statements.....      8

     Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations.....................................     17

     PART II.  OTHER INFORMATION....................     24

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997


                       PART I. FINANCIAL INFORMATION
                       _____________________________

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.


                        CONSOLIDATED BALANCE SHEETS
                        ___________________________


                                      MARCH 31,           DECEMBER 31,
                                        1997                 1996
                                      _________           ____________
                                     (UNAUDITED)
ASSETS

Real estate leased to others:
 Accounted for under the financing
   method                             $ 246,659,874       $ 253,781,903
 Accounted for under the operating
   method, net of accumulated
   depreciation                          99,667,532         103,402,315
Cash and cash equivalents               246,563,171         105,543,329
Marketable securities                        -              106,172,301
Investments in limited partnerships      24,376,971          29,947,816
Mortgages and note receivable            13,183,108          15,225,405
Hotel operating properties,
 net of accumulated depreciation         12,753,858          12,955,389
Receivables and other assets              9,730,698           8,604,646
Property held for sale                    3,164,065           3,698,112
Debt placement costs,
 net of accumulated amortization          1,200,424           1,299,053
Construction in progress                    754,840             679.400
                                       ____________       _____________

  Total                               $ 658,054,541       $ 641,309,669
                                      _____________       _____________

                                                         Continued.....

                                       1
PAGE

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q MARCH 31, 1997

                  CONSOLIDATED BALANCE SHEETS- Continued
                  ______________________________________

                                      MARCH 31,           DECEMBER 31,
                                        1997                 1996
                                      _________           ____________
                                     (UNAUDITED)

LIABILITIES
Mortgages payable                     $ 118,867,168       $ 115,911,504
Senior indebtedness                      22,615,552          22,615,552
Accounts payable, accrued
 expenses and other liabilities           9,763,191          12,248,555
Deferred income                           3,459,132           3,460,042
Distributions payable                       549,363           1,514,605
                                       ____________       _____________

  Total liabilities                     155,254,406         155,750,258
                                       ____________       _____________

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
 Preferred units, $10 liquidation
   preference, 5% cumulative pay-
   in-kind redeemable; 4,200,000
   authorized; 2,178,143 and 2,074,422
   issued and outstanding as of
   March 31, 1997 and Dec. 31, 1996      21,781,431          21,522,128

 Depositary units; 26,850,000
   authorized; 25,666,640
   outstanding                          481,974,282         465,335,952

General partner                          10,228,287           9,885,196

Treasury units at cost:
 1,037,200 depositary units             (11,183,865)        (11,183,865)
                                       ____________       _____________

   Total partners' equity               502,800,135         485,559,411
                                       ____________       _____________
     Total                            $ 658,054,541       $ 641,309,669
                                       ____________       _____________


               See notes to consolidated financial statements

                                       2
PAGE

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10Q MARCH 31, 1997

                    CONSOLIDATED STATEMENTS OF EARNINGS
                    ___________________________________
                                (UNAUDITED)

                                          THREE MONTHS ENDED MARCH 31,
                                          1997                 1996
                                          ____                 ____

Revenues:
  Interest income:
    Financing leases                   $  6,096,337        $  6,916,062
    Other                                 2,353,616           2,617,231
 Rental income                            4,220,399           5,015,230
 Hotel operating income                   3,178,864           3,254,788
 Other income                                85,063           2,788,213
 Dividend income                          1,364,338                -
                                       ____________        ____________

                                         17,298,617          20,591,524
                                       ____________        ____________

Expenses:
  Interest expense                        3,317,478           4,479,786
  Depreciation and amortization           1,484,814           1,453,514
  General and administrative
    expenses                                717,598             676,629
  Property expenses                       1,017,509           1,025,873
  Hotel operating expenses                2,156,132           2,006,916
                                       ____________        ____________

                                          8,693,531           9,642,718
                                       ____________        ____________

Earnings before properties
  and securities transactions             8,605,086          10,948,806
Gain on sales and disposition
  of real estate                          2,956,578              52,475
Gain on sale of marketable
  securities                             29,227,464                -
                                       ____________        ____________


NET EARNINGS                           $ 40,789,128        $ 11,001,281
                                       ____________        ____________

Net earnings attributable to:
  Limited partners                     $ 39,977,424        $ 10,782,356
  General partner                           811,704             218,925
                                       ____________        ____________

                                       $ 40,789,128        $ 11,001,281
                                       ____________        ____________

Net earnings per limited
 partnership unit (Note 12):           $       1.43        $        .39
                                       ____________        ____________

Weighted average limited partnership
  units and equivalent partnership
    units outstanding                    27,878,111          27,947,275
                                       ____________        ____________


              See notes to consolidated financial statements

                                       3
PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997


             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
             _____________________________________________________
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                       LIMITED PARTNERS' EQUITY
                                                       ________________________
                            GENERAL PARTNER'S          DEPOSITARY     PREFERRED           HELD IN          TOTAL PARTNERS'
                                 EQUITY                   UNITS         UNITS            TREASURY               EQUITY
                            _________________          __________     _________          ________           _____________



Balance
Dec. 31, 1996                $9,885,196                $465,335,952    $21,522,128      $(11,183,865)        $485,559,411

Net earnings                    811,704                  39,977,424        -                  -                40,789,128

Sale of marketable
securities available
for sale                       (468,613)                (23,079,791)       -                  -               (23,548,404)

Pay-in-kind
distribution                       -                       (259,303)       259,303            -                     -
                           _____________              ______________   ___________      _____________        _____________


Balance -
March 31, 1997              $10,228,287                $481,974,282    $21,781,431      $(11,183,865)        $502,800,135
                           _____________              ______________   ___________      _____________        _____________


                           See notes to consolidated financial statements

                                       4
PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     _____________________________________
                                  (UNAUDITED)
                                                                THREE MONTHS ENDED MARCH 31,
                                                                1997                   1996
                                                                ____                   ____

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                 $  40,789,128       $  11,001,281
  Adjustments to reconcile earnings to net
  cash provided by operating activities:
    Depreciation and amortization                                  1,484,814           1,453,514
    Amortization of deferred income                                   (6,554)             (6,554)
    Gain on sales and disposition of
      real estate                                                 (2,956,578)            (52,475)
    Gain on sale of marketable securities                        (29,227,464)               -
    Changes in:
      Decrease in deferred income                                       (910)               (910)
      Increase in receivables and
        other assets                                                (573,926)           (324,721)
      (Decrease) increase in accounts payable
        and accrued expenses                                      (2,557,852)            855,292
                                                               ______________      _____________

        Net cash provided by operating
          activities                                               6,950,658          12,925,427
                                                               ______________      _____________

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in mortgages and note receivable                       1,961,986             102,112
   Net proceeds from the sale and disposition of real estate      10,886,091             289,760
   Principal payments received on leases
     accounted for under the financing method                      1,844,699           1,842,643
   Construction in progress                                          (75,441)         (1,723,710)
   Principal receipts on mortgages receivable                         86,866              79,631
   Capitalized expenditures for real estate                         (874,153)           (419,841)
   Investments in limited partnerships                             5,570,845                -
   Net proceeds from the sale of marketable securities           111,823,226                -
                                                               ______________      _____________

   Net cash provided by investing activities                     131,224,119             170,595
                                                               ______________      _____________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
    Expenses of the Rights Offering                                   -                   (6,407)
    Distributions to partners                                       (965,242)            (37,136)
   Debt:
   Increase (decrease) in mortgages payable                        8,711,864            (313,156)
   Periodic principal payments                                    (1,841,002)         (2,231,300)
   Balloon payments                                               (3,025,141)         (1,859,486)
   Increase in construction loan payable                              -                1,562,907
   Debt placement costs                                              (35,414)            (61,807)
                                                               ______________      _____________

 Net cash provided by (used in) financing activities               2,845,065          (2,946,385)
                                                               ______________      _____________

NET INCREASE IN CASH
AND CASH EQUIVALENTS                                             141,019,842          10,149,637

CASH AND CASH EQUIVALENTS, beginning of period                   105,543,329         166,261,635
                                                               ______________      _____________

CASH AND CASH EQUIVALENTS, end of period                       $ 246,563,171       $ 176,411,272
                                                               ______________      _____________

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     _____________________________________
                                  (UNAUDITED)
                                                                THREE MONTHS ENDED MARCH 31,
                                                                ____________________________
                                                                1997                   1996
                                                                ____                   ____

SUPPLEMENTAL INFORMATION:
 Cash payments for interest                                    $ 3,152,695         $   3,690,147
                                                               ______________      _____________

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Reclassification of real estate:
   To property held for sale                                   $   356,471         $     761,741
   From operating lease                                           (356,471)             (761,741)
   From construction in progress                                      -               (3,984,819)
   To operating lease                                                 -                3,984,819
                                                               ______________      _____________

                                                               $      -            $       -
                                                               ______________      _____________


                See notes to consolidated financial statements

                                       6
PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.  GENERAL
    _______


The  accompanying  consolidated  financial  statements  and  related footnotes should be read in conjunction with the consolidated financial  statements  and related  footnotes  contained  in the Company's annual report on Form 10-K for the year ended December 31, 1996.



The results of operations for the  three  months  ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.



2.  CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
    ___________________________________________________________



A.  From the commencement of the Exchange through March  31, 1997  the Company

(i)  sold  or  disposed  of  an aggregate of 156 properties of the Predecessor

Partnerships for an aggregate  amount  of  approximately  $90,474,000  net  of associated  indebtedness  which encumbered such properties at the consummation of the Exchange and (ii) refinanced  25  Predecessor  Partnerships' properties with an aggregate appraised value, net of  the  amount of the refinanced debt,

of  approximately  $37,672,000 for a sum total of approximately  $128,146,000.

Aggregate appraised values attributable to such properties for purposes of the

Exchange were approximately $140,161,000.  Sixteen acquisitions have been made since the commencement  of  the Exchange, including two joint ventures entered into in 1994 to develop two apartment  complexes,  for an aggregate investment of approximately $58,000,000.  Reinvestment incentive  fees  of  approximately

$480,000  have  previously  been  paid  to the General Partner. There were  no properties acquired in the three months ended March 31, 1997.

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

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

31, 1997, the affiliates  paid  the  Company approximately $15,000 for rent of the sublet space.  Such payments have  been approved by the Audit Committee of the Board of Directors of the General Partner.



C.  An  affiliate  of  the  General Partner  provided  certain  administrative services in the amount of $750  in the three period ended March 31, 1997. Such reimbursement  has been approved by  the  Audit  Committee  of  the  Board  of

Directors of the General Partner.



D.  As of March 31, 1997, High Coast Limited Partnership, an affiliate of Carl

C. Icahn, the Chairman  of  American  Property  Investors, Inc. (" API" ) owns

1,920,945 Preferred Units and 13,895,712 Depositary Units.



3. COMMITMENTS AND CONTINGENCIES
   _____________________________



A.   Lockheed  Missile & Space Company, Inc. ("Lockheed"),  a  tenant  of  the

Company's leasehold  property  in  Palo  Alto,  California, has entered into a consent  decree  with the California Department of  Toxic  Substances  Control

("CDTS") to undertake  certain  environmental  remediation  at  this property.

Lockheed has estimated that the environmental remediation costs may  be  up to

PAGE

    AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

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


At   March   31,  1997,  the  carrying  value  of  these  four  properties  is approximately $7,193,000. One of the properties is encumbered by a nonrecourse mortgage payable of approximately $990,000.

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

C. On September  18,  1995, Caldor Corp., a tenant leasing a property owned by

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

Bankruptcy Court.  At March 31, 1997, the property  has  a  carrying  value of approximately $1,925,000 and is unencumbered by any mortgage.



D. On September 24, 1996, Best Products, a tenant leasing a property owned  by the  Company,  filed  a  voluntary petition for reorganization pursuant to the provisions of Chapter 11 of  the  Federal  Bankruptcy Code.  The annual rental

for this property is approximately $508,000.   The  tenant  is  current in its

obligations under the lease.  The tenant has decided to exercise  its right to reject  the  lease  effective  April  30,  1997  subject  to  approval  of the

Bankruptcy  Court.  At  March  31,  1997, the property has a carrying value of approximately $3,373,000 and is unencumbered by any mortgage.



E.  The current owners of a Long Beach,  California property formerly owned by the Company have commenced an action against  the  Company,  former owners and tenants of the property seeking indemnification for the costs  of  remediating an  environmental condition alleged to have been caused by the dry cleaner  at

this  shopping  center.   The  Company  had  acquired this property in a sale-

leaseback transaction and will seek indemnification from the seller and master tenant of the property, pursuant to the terms  of  the  former  lease,  if any liability is allocated to it.


     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

4.  MARKETABLE SECURITIES
    _____________________



In  1996, the Company purchased 3,121,700 shares of RJR Nabisco Holdings Corp.

("RJR")  common  stock  at a cost of approximately $82,596,000. Carl C. Icahn,

the Chairman of the Board  of  the General Partner, owned (through affiliates)

an additional 16,808,100 shares of RJR.



In February 1997, the Company sold its entire interest in RJR for net proceeds of approximately $111,823,000 realizing a gain of approximately $29,227,000 in the three months ended March 31,  1997.  The Company's pro rata share of third party expenses relating to such RJR  investment  was  approximately $2,115,000 which was approved by the Audit Committee and paid in the  three  months ended

March 31,1997.



5.  INVESTMENT IN LIMITED PARTNERSHIP UNITS
    _______________________________________


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

As of March 31, 1997, Beattie has purchased approximately 118,720 Balcor Units of  which approximately 84,800 Balcor Units represent the Company's  pro  rata share.  A total of approximately $3,395,000 was invested by the Company net of approximately  $6,605,000  of return of capital distributions received to date which includes approximately $4,703,000 received during the three months ended

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

March 31, 1997.  Approximately  $348,000 of income distributions were received and recorded as " Dividend income" in the three months ended March 31, 1997.

In April 1997, the Company received  the  first  quarter  1997 distribution of

approximately  $2,500,000  representing  approximately  $197,000   of   income

distribution and $2,303,000 of return of capital.



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

Partners,  L.P.  ("Arvida")  a  real  estate  partnership.    Boreas  and  the

affiliated general partner have a total interest in Raleigh of 33 1/3%.  As of

March 31, 1997, Boreas has invested approximately $14,025,000 in  Raleigh, net of  approximately  $3,625,000  of  returned  excess  capital, which represents approximately  27,000 of the outstanding units.  In March  1997,  the  Company

received  approximately   $1,333,000   of  income  distribution,  representing

Arvida's 1996 cash flow distribution, which  was recorded as "Dividend income"

in the three months ended March 31, 1997.


In April 1997, Boreas made an additional capital contribution of approximately

$4,333,000 for the purpose of acquiring additional tendered units.


The Company has consolidated Boreas in the accompanying  financial  statements

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

and  approximately  $4,200,000 representing Bayswater's minority interest  has been included in "Accounts payable, accrued expenses, and other liabilities."



C.  The company is also  currently  involved  in three other tender offers for limited partnership units.  As of March 31, 1997,  the  Company  has  invested

(i)approximately  $3,631,000 in seven Dean Witter Realty Limited Partnerships,

net of approximately  $788,000  of return of capital distributions received in the three months ended March 31,  1997;  in addition, approximately $91,000 of income distributions have been received in  the  three months then ended, (ii)

approximately $1,276,000 in nine First Capital Limited  Partnerships and (iii)

approximately $1,950,000 in five Krupp Limited Partnerships.



Investment in these limited partnership units are accounted for under the cost method with income distributions reflected in earnings and  return  of capital distributions as a reduction of investment.



6.  PROPERTY HELD FOR SALE
    ______________________



At March 31, 1997, the Company owned eleven properties that were being actively marketed for sale.  At March 31, 1997, these properties have been stated at the lower  of  their  carrying  value  or net realizable value.  The aggregate  net realizable value of the properties is estimated to be approximately $3,163,000.



7.  SIGNIFICANT PROPERTY TRANSACTIONS
    _________________________________


A. On January 7, 1997, the Company sold  three  properties  tenanted by Federal

Realty  Investment  Trust (" FRIT" )for a total selling price of  approximately

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

$9,363,000.   Two  first  mortgages  with  principal  balances  outstanding  of approximately $878,000  were  repaid at closing.  In addition, closing costs of

approximately $90,000 were incurred.   As  a  result,  the Company recognized a

gain of approximately $1,500,000 in the three months ended March 31, 1997.



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



B.  On  January  16,  1997 the Company sold the Travelodge hotel it  had  been operating since January  18,  1996  when the former tenant, Forte Hotels, Inc.

entered into a Lease Termination and  Mutual  Release  Agreement.  The selling

price  was  approximately  $2,140,000,  net  of  closing  costs.   A  gain  of

approximately  $1,380,000  was  recorded in the three months ended  March  31,

1997.


8.  DISTRIBUTIONS PAYABLE
    _____________________


Distributions  payable  represent amounts  accrued  and  unpaid  due  to  non-

consenting investors ("Non-consents").   Non-consents  are those investors who

have  not  yet exchanged their limited partnership interests  in  the  various

Predecessor Partnerships for limited partnership units of American Real Estate

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

Partners, L.P.   In  the  three  months  ended  March  31, 1997, approximately

$935,000  of  distributions  due  to non-consents was paid to  certain  states pursuant to local escheatment laws.



9.  PREFERRED UNITS
    _______________


Pursuant  to the terms of the Preferred  Units,  on  February  28,  1997,  the

Company declared  its  scheduled annual preferred unit distribution payable in additional Preferred Units  at the rate of 5% of the liquidation preference of

$10.  The distribution was payable  March  31, 1997 to holders of record as of

March 14, 1997.  A total of 103,721 additional  Preferred  Units  were issued.

As of March 31, 1997, 2,178,143 Preferred Units are issued and outstanding.


11.  EARNINGS PER SHARE
     __________________


Net earnings per limited partnership unit and equivalent partnership units are computed  using  the  weighted  average  number of units and equivalent  units outstanding during the period.  For the three  month  periods  ended March 31,

1997  and  1996,  the  dilutive  effect  of  preferred units and the pro  rata

quarterly  portion  of  the  annual  pay-in-kind  distribution   to  preferred

unitholders  have  been  included  in  the earnings per share calculation,  as calculated under the effective yield method, as equivalent depositary units.


12.  NEWLY ISSUED ACCOUNTING STANDARDS
     _________________________________

In February 1997, the Financial Accounting Standards Board issued Statement of

Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128").

SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS").  Specifically, SFAS 128 replaces the currently required presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.  SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997;

earlier application is not permitted.  Pro forma EPS computed under SFAS 128 would have been as follows:

     Net earnings per limited partnership units (Notes 11 and 12):

           Basic              $1.55

           Diluted            $1.44


13.  SUBSEQUENT EVENTS
     _________________


In April 1997, the Company sold the Holiday  Inn  hotel  located  in  Phoenix,

Arizona.    The   selling   price   was   approximately  $15,350,000,  net  of

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

approximately $400,000 of closing costs.  A  gain  of approximately $7,500,000 will be recognized in the second quarter of 1997.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS

GENERAL
_______


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

General  Partner  to  reexamine  the  Company's  cash  needs  and   investment

opportunities.   Tenant  defaults and lease expirations caused rental revenues to decrease and property management and certain operating expenses to increase and led to expenditures to  re-let. The General Partner determined to conserve cash  and  establish  reserves  from  time  to  time  and  distributions  were suspended.  As discussed below, the  Company's investment strategy is to apply its capital transaction proceeds toward its investments.



By the end of the year 2000, net leases  representing approximately 23% of the

Company's net annual rentals from its portfolio  will  be due for renewal, and by the end of the year 2002, net leases representing approximately  42% of the

Company's  net  annual  rentals  will  be due for renewal.  Since most of  the

Company's  properties  are  net-leased to single,  corporate  tenants,  it  is

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

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

Partner believes that the acquisition  of  properties requiring some degree of management or development activity have the  greatest  potential  for  growth,

both  in  terms of capital appreciation and the generation of cash flow. These types of investments  may involve debt restructuring, capital improvements and active asset management and by their nature as under-performing assets may not

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

be readily financeable.     As  such,  they  require the Company to maintain a

strong capital base.  The Company notes that acquisition  opportunities in the real estate market for value-added investors have become more  competitive  to source  and  the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought.



An amendment to the Partnership Agreement (the " Amendment" ) became effective in August, 1996  which  permits  the Company to invest in securities issued by companies that are not necessarily  engaged as one of their primary activities in the ownership, development or management  of real estate while remaining in the real estate business and continuing to pursue suitable investments for the

Company  in  the  real  estate  market.  The Company  made  an  investment  in accordance  with  the  Amendment in  the  common  stock  of  RJR  Nabisco  and recognized a gain of approximately $29 million on the sale of this investment.



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

Phase I Environmental Site Assessments  of certain of its properties by third-

party consultants.  Based on the results  of  these Phase I Environmental Site

Assessments, the environmental consultant has recommended  that  certain sites may have environmental conditions that should be further reviewed.

PAGE

    AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

The Company has notified each of the responsible tenants to attempt  to ensure that they cause any required investigation and/or remediation to be performed.

If such tenants do not arrange for further investigations, or remediations, if required, the Company may determine to undertake the same at its own cost.  If the  tenants  fail to perform responsibilities under their leases referred  to above, based solely upon the consultant's estimates resulting from its Phase I

Environmental Site  Assessments  referred  to above, it is presently estimated that the Company's exposure could amount to $2-3 million, however, as no Phase

II  Environmental Site Assessments have been  conducted  by  the  consultants,

there  can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof.  In addition, the Company is planning Phase

I  Environmental  Site  Assessments  for  approximately  50  more  net  leased properties  during  1997.  Phase I Environmental Site Assessments will also be

performed  in  connection   with  new  acquisitions  and  with  such  property

refinancings as the Company may deem necessary and appropriate.



Results of Operations
_____________________


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
_______________________________________________________________________________


Gross revenues decreased by approximately $3,293,000,  or  16.0%,  during  the three  months  ended  March  31,  1997 as compared to the same period in 1996.

This decrease reflects approximate  decreases  of  $2,703,000 in other income,

$820,000, or 11.9%, in financing lease income, 795,000,  or  15.8%,  in rental income, $263,000, or 10.1%, in other interest income and $76,000, or 2.3%,  in hotel  operating  income  partially  offset  by  an  approximate  increase  of

$1,364,000  in  dividend income. The decrease in other income is primarily due to the Travelodge  lease termination in 1996.  The decrease in financing lease

                                       19
PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

income is primarily  attributable  to  normal  lease amortization and property sales. The decrease in rental income is primarily  due to property sales.  The decrease in other interest income is primarily due to a decrease in short-term

investments.   The  increase  in  dividend  income  is due  to  the  Company's investment  in limited partnership units.  The hotel operating  revenues  were generated by  two  hotels  formerly  leased to Integra, A Hotel and Restaurant

Company.  The Company has been operating  these  hotel  properties  through  a third  party  management  company since August 7, 1992. The hotel revenues for the three months ended March 31, 1997 are disproportionately higher than those expected for subsequent quarters  of  1997  due  to the seasonal nature of the hotel properties and the subsequent sale of one hotel in April 1997.



Expenses decreased by approximately $949,000, or 9.8%, during the three months

ended  March  31,  1997 compared to the same period in  1996.   This  decrease

reflects decreases of  approximately $1,162,000, or 25.9%, in interest expense and $8,000, or .8%, in property  expenses  partially  offset  by  increases of approximately  $149,000,  or  7.4%,  in hotel operating expenses, $41,000,  or

6.1%,  in  general  and  administrative expenses  and  $31,000,  or  2.1%,  in

depreciation and amortization.   The decrease in interest expense is primarily

attributable to normal loan amortization  and  reductions due to repayments of maturing balloon debt obligations, including the  Senior  Unsecured  Debt,  as well  as the sale of encumbered properties.  The hotel expenses were generated from the hotels mentioned previously.



Earnings  before  property  and  securities  transactions decreased during the three months ended March 31, 1997 by approximately  $2,344,000  as compared to the  same  period in 1996, primarily due to decreased other income,  financing lease income  and  rental  income  partially  offset  by  dividend  income and decreased interest expense due to repayments of maturing debt obligations.



Gain on property transactions increased by approximately $2,904,000 during the

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

three months ended March 31, 1997 as compared to the same period in 1996,  due to differences in the size and number of transactions.



During  the  three months ended March 31, 1997, the Company recorded a gain on the sale of marketable securities of approximately $29,227,000 relating to its

RJR stock.  There was no such transaction in 1996.



Net  earnings  for  the  three  months  ended  March  31,  1997  increased  by approximately $29,788,000 as compared to the three months ended March 31, 1996

for the reasons  previously  stated.   Due  to  the  seasonal  nature  of  the

Company's two hotel properties previously mentioned and the subsequent sale of one  hotel  in  April  1997,  results of hotel operations for the three months ended March 31, 1997 are  expected  to be significantly higher than subsequent quarters of 1997.



Capital Resources and Liquitity
_______________________________


Generally, the cash needs of the Company  for  day-to-day operations have been satisfied from cash flow generated from current  operations.  In recent years,

the Company has applied a larger portion of its cash  flow to the repayment of maturing debt obligations.  Cash flow from day-to- day  operations  represents net  cash provided by operating activities (excluding working capital  changes and non-recurring  other income) plus principal payments received on financing leases as well as principal  receipts  on certain mortgages receivable reduced by periodic principal payments on mortgage debt.



The Company may not be able to re-let certain  of  its  properties  at current

rentals.   As previously discussed, net leases representing approximately  42%

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

of the Company's  net annual rentals will be due for renewal by the end of the year 2002.  In 1997,  seven  leases covering seven properties and representing approximately $812,000 in annual  rentals  are  scheduled  to expire.  Four of these leases originally representing approximately $363,000  in  annual rental income  have  been or will be re-let or renewed for approximately $358,000  in annual rentals.  Such  renewals  are  generally for a term of five years.  One property,  with  an approximate annual rental  income  of  $151,000,  will  be marketed for sale or lease when the current lease term expires.  The status of two leases, with approximate  annual  rental income of $298,000, are uncertain at this time.



The Board of Directors of the General Partner  announced that no distributions

on  its  Depositary Units are expected to be made  in  1997.   In  making  its

announcement,  the  Company  noted  it  plans  to  continue to apply available operating cash flow toward its operations, repayment of maturing indebtedness,

tenant  requirements  and  other  capital expenditures and  creation  of  cash reserves for contingencies including environmental matters and scheduled lease expirations.  As previously reported,  by the end of the year 2000, net leases representing approximately 23% of the Company's net annual rentals will be due for renewal, and by the end of the year  2002, 42% of such rentals will be due for renewal.  Another factor that the Company took into consideration was that net leases representing approximately 29% of the Company's annual rentals from its  portfolio  are  with tenants in the retail  sector,  some  of  which  are

currently  experiencing   cash   flow  difficulties  and  restructurings.   In

addition,  the  Company  noted  that net  operating  cash  flow  in  1996  was approximately  break  even,  after payment  of  approximately  $34,600,000  of periodic principal payments and  maturing debt obligations, including an $11.3 million principal payment made in  May  1996  on  its  Senior  Unsecured Debt,

capital  expenditures  and  the creation of cash reserves for its obligations.

The Company further stated that  it  continues  to  believe  that  excess cash should  be  used  to enhance long-term Unitholder value through investment  in companies with assets undervalued by the market.

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

During  the  three  months   ended  March  31,  1997,  the  Company  generated

approximately $9.8 million in cash flow from day-to-day operations.



Capital expenditures for real  estate,  were approximately $874,000 during the three months ended March 31, 1997.



In 1997 and 1998, the Company has approximately  $11.3  million  of  principal payments  due  each  year on its Senior Unsecured Debt and approximately  $7.1 million and $3.5 million  of  maturing  balloon  mortgages  due, respectively.

During  the  three  months  ended March 31, 1997, approximately $3,025,000  of balloon mortgages were repaid out of the Company's cash flow.  The Company may seek to refinance a portion of  these maturing mortgages, although it does not expect  to refinance  all  of them,  and may  repay  them  from  cash flow and increase reserves from time to  time,  thereby  reducing  cash  flow otherwise available for other uses.



During  the  three months ended March 31, 1997, net cash flow after payment of maturing debt  obligations  and  capital  expenditures,  and  creation of cash

reserves  of  approximately  $5.9 million was approximately break  even.   The

Company's operating cash reserves  are  approximately $30 million at March 31,

1997 (which  does  not  include the  cash from  capital transactions  that has increased primarily due to the  sale of  the RJR  common stock which is  being retained for investment), which  are being  retained  to  meet  maturing  debt

obligations,  capitalized   expenditures   for   real  estate  and  certain

contingencies  facing  the  Company.   The  Company  from  time  to  time  may

increase   its  cash  reserves to  meet its  maturing debt obligations, tenant requirements and  other capital expenditures and  to  guard against scheduled lease expirations and  other  contingencies including environmental matters.



The  Company  has  significant  maturing  debt  requirements  under  the  Note

Agreements.  As of March  31,  1997,  the  Company  has  $22,615,552 of Senior

Unsecured Debt outstanding.  Pursuant to the Note Agreements,  the  Company is

required  to make semi-annual interest payments and annual principal payments.

PAGE

    AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

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

Agreements and principal payments of approximately $11,308,000 are due in 1997

and on the final payment date of May 27,  1998.   As  of  March  31, 1997, the

Company was in compliance with the terms of the Note Agreements.



The  Note  Agreements contain certain covenants restricting the activities  of the Company.  Under the Note Agreements, the Company must maintain a specified level of net  annual  rentals  from unencumbered properties (as defined in the

Note Agreements) and is restricted,  in  certain  respects,  in its ability to create liens and incur debts.  Investment by the Company in certain  types  of assets  that  may  be  regarded  as non-income producing, such as land or non-

performing loans, is restricted under the Note Agreements.  The holders of the

Senior Unsecured Debt have agreed,  however,  to  waive  this restriction with respect to any capital raised by the Company in the Rights Offering.



The  Note  Agreements contain certain prepayment penalties which  the  Company would be required  to  pay  if  it extinguishes any portion of the outstanding principal prior to its annual due date.  The Note Agreements require that such prepayment consist of 100% of the  principal  amount  to  be  prepaid  plus  a premium  based  on  a  formula  described  therein.  As of April 29, 1997, the premium required in order to prepay the Note Agreement in full would have been approximately $929,000.



Sales  proceeds  from  the sale or disposal of  portfolio  properties  totaled approximately $10.9 million  in  the  three  months ended March 31, 1997.  The

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

Company intends to use property sales, financing  and refinancing proceeds for new investments.  In addition, the Company successfully  completed  its Rights

Offering in 1995 and net proceeds of approximately $107.6 million were raised for investment in undervalued assets  including commercial properties,

residential development projects, land parcels for the development of residential and commercial properties, non- performing loans and securities of entities  which own,  manage  or  develop  significant  real  estate assets,

including limited partnership units and securities issued by real  estate investment trusts.  To further its investment objectives, the Company may consider the acquisition of land development companies and other real estate operating companies which may have  significant  assets under development and may  enhance  its  ability  to develop and manage these properties as well as

the ability to reduce costs and expenses related to  such  properties.   The

Amendment permits the Company to invest a portion of its funds in securities of issuers that are not primarily engaged in real  estate.  In  1996 the Company

invested  approximately  $83 million in the common stock of RJR.   In  February

1997, the Company sold its entire  interest  in RJR for net proceeds of approximately  $112  million  and realized a gain of approximately $29 million.




                         PART II.  Other information
                         ________



Item 6.  Exhibits and Reports on Form 8-K
         ________________________________

PAGE

    AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

    (A)  Financial Data Schedule is attached hereto as Exhibit EX-27


         EXHIBIT INDEX



         Exhibit        Description
         _______        ___________

         EX-27          Financial Data Schedule



    (B)  A Form 8-K  was  filed on  March 26, 1997 regarding the 1996 Earnings

         Press  Release  and  that  the  Board  of  Directors  announced  that no distributions are expected to be made in 1997.



                                  SIGNATURES
                                  __________







Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              American Real Estate Partners, L.P.

                              By: American Property Investors, Inc.

PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10Q MARCH 31, 1997

                                  General Partner





                             _______________________________________
                             John P. Saldarelli

                             Treasurer

                             (Principal Financial Officer

                             and Principal Accounting Officer)



Date:  May 13, 1997

PAGE

    AMERICAN REAL ESTATE PARTNERS, L.P.  FORM 10Q MARCH 31, 1997








                                  SIGNATURES
                                  __________





Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN REAL ESTATE PARTNERS, L.P.

                              By: American Property Investors, Inc.

                                  General Partner




                             /s/ John P. Saldarelli
                             _______________________________________
                             John P. Saldarelli

                             Treasurer

                             (Principal Financial Officer

                             and Principal Accounting Officer)



Date:  May 13, 1997