Form 10-Q
period 1997-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1997-08-14
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                             FORM 10-Q


(MARK ONE)
----------


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      JUNE 30, 1997
                                    -------------
                                OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to__________

                 Commission file number    1-9516
                                           ------

                    AMERICAN REAL ESTATE  PARTNERS,  L.P.
                    -------------------------------------
           (Exact name of registrant as specified in its charter)




      DELAWARE                                     13-3398766
--------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


100 SOUTH BEDFORD ROAD, MT. KISCO, NY                  10549
----------------------------------------               -----
(Address of principal executive offices)               (Zip Code)



(Registrant's telephone number,
 including area code)                             (914) 242-7700
                                                  --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_____
    -----
PAGE

     AMERICAN REAL ESTATE PARTNERS, L.P. - FORM 10-Q - JUNE 30, 1997

                               INDEX


     PART I.  FINANCIAL INFORMATION                  PAGE NO.

     Consolidated Balance Sheets -
     June 30, 1997 and December 31, 1996...............1-2

     Consolidated Statements of Earnings -
     Three Months Ended June 30, 1997 and 1996.........3

     Consolidated Statements of Earnings -
     Six Months Ended June 30, 1997 and 1996...........4

     Consolidated Statement of Changes In
     Partners' Equity
     Six Months Ended June 30, 1997....................5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1997, and 1996..........6-7

     Notes to Consolidated Financial Statements........8

     Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations........................................15

     PART II.  OTHER INFORMATION.......................21

PAGE

      AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

                       PART I. FINANCIAL INFORMATION
                       -----------------------------
The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------
                                         June 30,             December 31,
                                          1997                    1996
                                       ----------             ------------
                                       (unaudited)

ASSETS

Real estate leased to others:
 Accounted for under the financing
   method                             $ 275,963,976          $ 253,781,903
 Accounted for under the operating
   method, net of accumulated
   depreciation                         100,078,367            103,402,315
Cash and cash equivalents               208,087,945            105,543,329
Marketable securities                        -                 106,172,301
Mortgages and notes receivable           55,617,171             15,225,405
Investments in limited partnerships      29,963,172             29,947,816
Receivables and other assets              6,190,863              8,604,646
Hotel operating properties,
 net of accumulated depreciation          4,973,977             12,955,389
Property held for sale                    4,604,471              3,698,112
Debt placement costs,
 net of accumulated amortization            972,612              1,299,053
Construction in progress                    904,579                679,400
                                      -------------           ------------

 Total                                $ 687,357,133          $ 641,309,669
                                      =============           ============

                                                            Continued.....

PAGE

      AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

                                         June 30,             December 31,
                                          1997                    1996
                                       ----------             ------------
                                       (unaudited)

LIABILITIES

Mortgages payable                     $ 143,431,437          $ 115,911,504
Senior indebtedness                      11,307,775             22,615,552
Accounts payable, accrued
 expenses and other liabilities           9,922,624             12,248,555
Deferred income                           3,458,222              3,460,042
Distributions payable                       502,261              1,514,605
                                      -------------           ------------

   Total liabilities                    168,622,319            155,750,258
                                      =============           ============

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
 Preferred units, $10 liquidation
   preference, 5% cumulative pay-
   in-kind redeemable; 4,200,000
   authorized; 2,178,143 and 2,074,422
   issued and outstanding as of
   June 30, 1997 and Dec. 31, 1996       22,053,699             21,522,128

 Depositary units; 26,850,000
   authorized; 25,666,640
   outstanding                          497,319,593            465,335,952

General partner                          10,545,387              9,885,196

Treasury units at cost:
 1,037,200 depositary units             (11,183,865)           (11,183,865)
                                      -------------          -------------

   Total partners' equity               518,734,814            485,559,411
                                      -------------          -------------

    Total                             $ 687,357,133          $ 641,309,669
                                      =============          =============

                See notes to consolidated financial statements

PAGE

      AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,
                                            1997                 1996
                                         -----------          ------------
Revenues:
 Interest income:
 Financing leases                       $  5,994,048          $  6,545,177
 Other                                     3,737,809             2,779,284
 Rental income                             4,020,619             5,092,375
 Hotel operating income                      902,829             2,327,128
 Other income                                474,614               231,947
 Dividend income                             393,189                   -
                                      --------------         -------------
                                          15,523,108            16,975,911
                                      --------------         -------------
Expenses:
 Interest expense                          2,936,974             4,126,379
 Depreciation and amortization             1,424,387             1,447,044
 General and administrative
   expenses                                  754,005               773,213
 Property expenses                           846,455             1,082,866
Hotel operating expenses                     941,251             1,898,697
                                      --------------         -------------
                                           6,903,072             9,328,199
                                      --------------         -------------
Earnings before property and
 securities transactions
 and extraordinary item                    8,620,036             7,647,712
Provision for loss on real estate           (362,011)             (175,000)
Gain on sales and disposition
 of real estate                            7,966,956             5,453,867
Loss on sale of marketable securities        (39,377)                  -
                                      --------------         -------------

Earnings before extraordinary item        16,185,604            12,926,579

Loss from early extinguishment of debt      (250,925)             (521,512)
                                      --------------         -------------

NET EARNINGS                            $ 15,934,679          $ 12,405,067
                                      ==============         =============

Net earnings attributable to:
 Limited partners                       $ 15,617,579          $ 12,158,206
 General partner                             317,100               246,861
                                      --------------         -------------
                                        $ 15,934,679          $ 12,405,067
                                      ==============         =============
Net earnings per limited
 partnership unit (Notes 11 and 12)
 Before extraordinary item              $        .58          $        .45
 Extraordinary item                             (.01)                 (.02)
                                      --------------         -------------

 NET EARNINGS                           $        .57          $        .43
                                      ==============         =============

Weighted average limited partnership
 units and equivalent partnership
 units outstanding                        27,573,060            27,996,747
                                      ==============         =============

                 See notes to consolidated financial statements

PAGE

      AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997


                      CONSOLIDATED STATEMENTS OF EARNINGS
                      -----------------------------------
                                  (UNAUDITED)

                                             SIX MONTHS ENDED JUNE 30,
                                            1997                 1996
                                         -----------          ------------

Revenues:
 Interest income:
 Financing leases                       $ 12,090,385          $ 13,461,239
 Other                                     6,091,425             5,396,515
 Rental income                             8,241,018            10,107,605
 Hotel operating income                    4,081,693             5,581,916
 Dividend income                           1,757,527                   -
 Other income                                559,677             3,020,160
                                        ------------          ------------
                                          32,821,725            37,567,435
                                        ------------          ------------
Expenses:
 Interest expense                          6,254,452             8,606,165
 Depreciation and amortization             2,909,201             2,900,558
 General and administrative
   expenses                                1,471,603             1,449,842
 Property expenses                         1,863,964             2,108,739
 Hotel operating expenses                  3,097,383             3,905,613
                                        ------------          ------------
                                          15,596,603            18,970,917
                                        ------------          ------------
Earnings before property and securities
 transactions and extraordinary item      17,225,122            18,596,518
Provision for loss on real estate           (362,011)             (175,000)
Gain on sales and disposition
 of real estate                           10,923,534             5,506,342
Gain on sale of marketable securities     29,188,087                   -
                                        ------------          ------------
Earnings before extraordinary item        56,974,732            23,927,860

Loss from early extinguishment of debt      (250,925)             (521,512)
                                        ------------          ------------

NET EARNINGS                            $ 56,723,807          $ 23,406,348
                                        ============          ============

Net earnings attributable to:
 Limited partners                       $ 55,595,003          $ 22,940,562
 General partner                           1,128,804               465,786
                                        ------------          ------------
                                        $ 56,723,807          $ 23,406,348
                                        ============          ============
Net earnings per limited
 partnership unit (Notes 11 and 12):
 Before extraordinary item              $       2.02          $        .84
 Extraordinary item                             (.01)                 (.02)
                                        ------------          ------------
 NET EARNINGS                           $       2.01          $        .82
                                        ------------          ------------

Weighted average limited partnership
 units and equivalent partnership
 units outstanding and subscribed         27,722,208            27,972,010
                                        ============          ============

                   See notes to consolidated financial statements

PAGE

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                        Six Months Ended June 30, 1997
                                  (unaudited)



                GENERAL   LIMITED PARTNERS' EQUITY
                          ------------------------
                PARTNER'S   DEPOSITARY  PREFERRED   HELD IN     TOTAL PARTNERS'
                EQUITY       UNITS        UNITS     TREASURY        EQUITY
                ---------   ----------  ---------   --------    ---------------

Balance
Dec. 31, 1996   $9,885,196 $465,335,952 $21,522,128 $(11,183,865) $485,559,411

Net earnings     1,128,804   55,595,003         -            -      56,723,807
Sale of
marketable
securities
available
for sale          (468,613) (23,079,791)        -           -      (23,548,404)

Pay-in-kind
distribution          -        (531,571)    531,571         -              -
               ----------- ------------ ----------- ------------  ------------

Balance -
June 30, 1997  $10,545,387 $497,319,593 $22,053,699 $(11,183,865) $518,734,814
               =========== ============ =========== ============  ============



                          See notes to consolidated financial statements

                                     5
PAGE

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                             SIX MONTHS ENDED JUNE 30,
                                            1997                 1996
                                        -------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                          $  56,723,807         $ 23,406,348
  Adjustments to reconcile
   earnings to net cash
   provided by operating activities:
     Depreciation and amortization          2,909,201            2,900,558
     Amortization of deferred income          (13,107)             (13,109)
     Gain on sales and disposition
      of real estate                      (10,923,534)          (5,506,342)
     Gain on sale of marketable
      securities                          (29,188,087)                 -
     Provision for loss on real estate        362,011              175,000
     Changes in:
      Decrease in deferred income              (1,820)              (1,820)
      Decrease  in receivables and
       other assets                         2,661,437              357,071
      (Decrease) increase in accounts
       payable and accrued expenses        (2,311,119)             180,741
                                        -------------         ------------
      Net cash provided by operating
       activities                          20,218,789           21,498,447
                                        -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in mortgages and notes
   receivable                             (40,553,301)            (462,831)
  Property acquisitions                   (34,628,422)             (46,321)
  Increase in restricted cash                                  (46,118,982)
  Net proceeds from the sale and
   disposition of real estate              23,759,813           11,203,755
  Principal payments received on
   leases accounted for under the
   financing method                         3,702,795            3,649,438
  Construction in progress                   (225,179)          (3,743,336)
  Principal receipts on mortgages
   receivable                                 174,642              161,065
  Capitalized expenditures for
   real estate                               (973,688)          (1,054,531)
  Investment in limited partnerships          (15,356)                 -
  Net proceeds from the sale of
   marketable securities                  111,783,849                  -
                                        -------------         ------------

       Net cash provided by (used
       in) investing activities            63,025,153          (36,411,743)
                                        -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
   Expenses of the 1995 Rights Offering           -                 (6,407)
   Distributions to partners               (1,012,344)             (54,428)
  Debt:
   Increase (decrease) in
    mortgages payable                      40,378,260             (313,156)
   Periodic principal payments             (3,690,819)          (4,325,878)
   Balloon payments                        (5,024,995)          (1,859,486)
   Increase in construction loan payable          -              3,290,573
   Debt placement costs                       (41,651)             (60,236)
   Senior debt principal payment          (11,307,777)         (11,307,777)
                                        -------------         ------------

       Net cash provided by (used in)
       financing activities                19,300,674          (14,636,795)
                                        -------------         ------------
NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS              102,544,616          (29,550,091)

CASH AND CASH EQUIVALENTS,
beginning of period                       105,543,329          166,261,635
                                        -------------         ------------
CASH AND CASH EQUIVALENTS, end
of period                               $ 208,087,945        $ 136,711,544
                                        =============        =============

Continued................

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (UNAUDITED)

                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                            1997                 1996
                                        -------------         ------------

SUPPLEMENTAL INFORMATION:
 Cash payments for interest               $ 6,881,642          $ 8,752,401
                                          ===========          ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Property acquired in satisfaction
  of mortgages:
   Addition to property accounted
     for under
     the operating method                 $       -            $    36,271
   Decrease in mortgages receivable               -                (96,938)
   Decrease in deferred income                    -                 60,667
                                          -----------          -----------

                                          $       -            $       -
                                          ===========          ===========

 Reclassification of real estate:
  To property held for sale               $ 2,495,744          $ 1,337,741
  From construction in progress                   -             (7,969,638)
  To operating lease                        3,358,053            7,969,638
  From operating lease                     (2,495,744)          (1,337,741)
  From financing lease                     (3,358,053)                 -
                                          -----------          -----------
                                          $       -            $       -
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

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
   -----------------------------------------------------------

A. The reinvestment incentive fee pertains to properties acquired during the ten year period commencing July 1, 1987 to June 30, 1997. From the commencement of the Exchange through June 30, 1997 the Company (i) sold or disposed of an aggregate of 159 properties of the Predecessor Partnerships for an aggregate amount of approximately $99,268,000 net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnerships' properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $37,672,000 for a sum total of approximately $136,940,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $145,663,000. Eighteen acquisitions have been made since the commencement of the Exchange, including two properties acquired in June 1997 (see Note 8), for an aggregate investment of approximately $61,000,000. Reinvestment incentive fees of approximately $480,000 have previously been paid to the General Partner. Since the subordination requirements were not met as of June 30, 1997, the termination date of the right to receive such fee, no reinvestment incentive fee is due or payable to the General Partner for the two properties acquired in June 1997.

B. The Company and certain affiliates of its General Partner entered into an agreement with the third-party landlord of its leased executive office space. In accordance with the agreement, the Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three and six months ended June 30, 1997, the affiliates paid the Company approximately $15,000 and $30,000 respectively for rent of the sublet space. Such payments have been approved by the Audit Committee of the Board of Directors of the General Partner.

C. The Company was reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services on a part-time basis in the amount of approximately $15,000 in the second quarter of 1997. In addition an affiliate of the General Partner provided certain administrative services in the amounts of $800 and $1,550 in the three and six month periods ended June 30, 1997, respectively. Such reimbursements have been approved by the Audit Committee of the Board of Directors of the General Partner.

D.  As of June 30, 1997, High Coast Limited Partnership,  an  affiliate of Carl
C.  Icahn,  the  Chairman  of American Property Investors, Inc.  ("API")   owns
1,920,945 Preferred Units and 13,895,712 Depositary Units.

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

3. COMMITMENTS AND CONTINGENCIES
   -----------------------------

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

Lockheed has served a notice that it intends to exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. The Company understands that Lockheed may attempt to have allocated to the Company and to the Company's ground-lessor (which may claim a right of indemnity against the Company) approximately 9% and 17%, respectively, of the total remediation costs. The Company believes that it has no liability for any of such costs and in any proceeding in which such liability is asserted against it, the Company intends to vigorously contest such liability. In the event any of such liability is allocated to the Company, it will seek indemnification from Lockheed in accordance with its lease. In April 1995, Lockheed began ground water remediation at the leasehold property.

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

At June 30, 1997, the carrying value of these four properties is approximately $7,121,000. One of the properties is encumbered by a nonrecourse mortgage payable of approximately $955,000.

C. On September 18, 1995, Caldor Corp., a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of pre-petition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At June 30, 1997, the property has a carrying value of approximately $1,908,000 and is unencumbered by any mortgage.

D. On September 24, 1996, Best Products, a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $508,000. The tenant is current in its obligations under the lease. The tenant has exercised its right to reject the lease, effective April 30, 1997, which has been approved by the Bankruptcy Court. At June 30, 1997, the property has a carrying value of approximately $3,358,000 and is unencumbered by any mortgage.

E. The current owners of a Long Beach, California property formerly owned by the Company have commenced an action against the Company, former owners and

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

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

In February 1997, the Company sold its entire interest in RJR for net proceeds of approximately $111,784,000 realizing a gain of approximately $29,188,000 in the six months ended June 30, 1997. The Company's pro rata share of third party expenses relating to such RJR investment was approximately $2,154,000 which was approved by the Audit Committee and paid in the six months ended June 30, 1997.

5. MORTGAGES AND NOTES RECEIVABLE
   ------------------------------

In June, 1997 the Company invested approximately $42.8 million to purchase approximately $55 million face value of 14 1/4% First Mortgage Notes, due May 15, 2002, issued by the Stratosphere Corporation ("Stratosphere"), which has approximately $203 million of such notes outstanding. An affiliate of the General Partner owns approximately $45.5 million face value of the Stratosphere First Mortgage Notes.

Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

Stratosphere and its wholly owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. Stratosphere and its subsidiary are acting as debtors in possession on behalf of their respective bankrupt estates and are authorized as such to operate their business subject to bankruptcy court supervision. Stratosphere did not make the required November 15, 1996 interest payment due on the First Mortgage Notes and does not intend to accrue any interest on this debt subsequent to the bankruptcy filing until a plan of reorganization is confirmed by the bankruptcy court.

An affiliate of the General Partner and the Company together submitted a proposal for the restructuring of Stratosphere, which if accepted and pursued would involve additional investments in Stratosphere by the Company and such affiliate of the General Partner. Under the proposal, each holder of the Stratosphere First Mortgage Notes (the "Original Notes") will have the right to participate in a rights offering by Stratosphere to purchase units consisting of new mortgage notes and common stock of Stratosphere. The aggregate amount sought to be raised in the proposed offering is $200 million. The Company and the affiliate have proposed to purchase their pro rata portion of the Stratosphere units and any units not otherwise purchased by other note holders in the offering. The proceeds of the offering would be used, among other things, to pay certain claims of Stratosphere's creditors upon consummation of a plan of reorganization. Holders of the Original Notes would be entitled to receive their pro rata portion of $100 million of offering proceeds in satisfaction of their claims. The proposal also contemplates that, if the

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

proposal were accepted, but the offering never consummated (except for the failure of the Company and the affiliate to perform their obligations), the Company and the affiliate would be entitled to receive a $2 million termination fee. The Company understands that the Stratosphere Board of Directors is in favor of the proposal for the reorganization of Stratosphere. There can be no assurance, however, that the terms of the proposal will be accepted. Also, the Company understands that Stratosphere has been experiencing negative cash flow, and there can be no assurance that any plan of reorganization of Stratosphere out of bankruptcy will prove to be successful.

It is presently anticipated that if such transaction is pursued and consummated that the Company and the affiliate of the General Partner would enter into a joint venture regarding such Stratosphere investment, with such venture to be managed by such affiliate of the General Partner on terms fair and reasonable to the Company and the Company's investment to be structured under applicable regulatory requirements.

6. INVESTMENT IN LIMITED PARTNERSHIP UNITS
   ---------------------------------------

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

    As of June 30, 1997, Beattie has purchased approximately 118,859 Balcor Units of which approximately 84,900 Balcor Units represent the Company's pro rata share. A total of approximately $1,092,000 has been invested by the Company net of approximately $8,908,000 of return of capital distributions received to date which includes approximately $7,006,000 received during the six months ended June 30, 1997. Approximately $197,000 and $545,000 of income distributions were received and recorded as "Dividend income" in the three and six months ended June 30, 1997 respectively. Subsequent to June 30, 1997, the Company received approximately $1,857,000 representing the second quarter of 1997 distribution on the Balcor units.

B. On July 17, 1996, the Company's subsidiary, American Real Estate Holdings Limited Partnership ("AREH") and an affiliate of the General Partner, Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH's total interests are 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for up to 46% of the outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and the affiliated general partner have a total interest in Raleigh of 33 1/3%. As of June 30, 1997, Boreas has invested approximately $18,358,000 in Raleigh, which represents approximately 36,000 of the outstanding units. The Company received approximately $1,333,000 of income distribution, representing Arvida's 1996 cash flow distribution, which was recorded as "Dividend income" in the six months ended June 30, 1997.

The Company has consolidated Boreas in the accompanying financial statements and approximately $5,500,000 representing Bayswater's minority interest has been included in "Accounts payable, accrued expenses, and other liabilities."

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

C. The company is also currently involved in four other tender offers for limited partnership units. As of June 30, 1997, the Company has invested
(i)approximately $2,987,000 in seven Dean Witter Realty Limited Partnerships, net of approximately $1,392,000 of return of capital distributions received in the six months ended June 30, 1997; in addition, approximately $115,000 and $206,000 of income distributions have been received in the three and six months then ended, (ii) approximately $1,285,000 in nine First Capital Limited Partnerships net of approximately $84,000 of return of captial distributions; in addition, $29,000 of income distributions have been received in the three and six months ended June 30, 1997, (iii) approximately $4,938,000 in six Krupp Limited Partnerships net of $22,000 of return of capital distributions; in addition, approximately $54,000 of income distributions have been received in the three and six months ended June 30, 1997 and (iv) $886,000 in seven Paine Webber Limited Partnerships. Subsequent to June 30, 1997, the Company paid approximately $451,000 in tender costs in connection with the Krupp tenders.

Investment in these limited partnership units are accounted for under the cost method with income distributions reflected in earnings and return of capital distributions as a reduction of investment.

7. PROPERTY HELD FOR SALE
   ----------------------

At June 30, 1997, the Company owned ten properties that were being actively marketed for sale. At June 30, 1997, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate net realizable value of the properties is estimated to be approximately $4,604,000.

8. SIGNIFICANT PROPERTY TRANSACTIONS
   ---------------------------------

A. On January 7, 1997, the Company sold three properties tenanted by Federal Realty Investment Trust ("FRIT") for a total selling price of approximately $9,363,000. Two first mortgages with principal balances outstanding of approximately $878,000 were repaid at closing. In addition, closing costs of approximately $90,000 were incurred. As a result, the Company recognized a gain of approximately $1,500,000 in the six months ended June 30, 1997.

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

B. On January 16, 1997 the Company sold the Travelodge hotel it had been operating since January 18, 1996 when the former tenant, Forte Hotels, Inc. entered into a Lease Termination and Mutual Release Agreement. The selling price was approximately $2,140,000, net of closing costs. A gain of approximately $1,380,000 was recorded in the six months ended June 30, 1997.

C. In April 1997, the Company sold the Holiday Inn hotel located in Phoenix, Arizona. The selling price was approximately $15,525,000, net of approximately $250,000 of closing costs. A gain of approximately $7,863,000 was recognized in the three and six months ended June 30, 1997.

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

D. On June 30, 1997, the Company acquired two adjacent medical office buildings located in Nashville, Tennessee, both of which are net leased to Baptist Hospitals, Inc. ("Baptist"). The total purchase price was approximately $34,616,000 which included the assumption of existing mortgages on each building totalling approximately $31,666,000.

The lease term, which commenced June 28, 1996, is for 22.5 years with seven 10-year renewal periods at approximately $3,032,000 per annum paid semi-annually. The mortgages bear interest at the rate of 7.84% per annum, self-liquidate December 31, 2018, and have total debt service of approximately $3,070,000 payable semi-annually. Rental payments are made monthly to a designated trustee who in turn remits the debt service. Interest is earned on the rent account. As a result, a positive cash flow of approximately $4,000 is earned on these properties.

9. DISTRIBUTIONS PAYABLE
   ---------------------

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P. In the six months ended June 30, 1997, approximately $994,000 of distributions due to non-consents were paid to certain states pursuant to local escheatment laws.

10.  PREFERRED UNITS
     ---------------

Pursuant to the terms of the Preferred Units, on February 28, 1997, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 1997 to holders of record as of March 14, 1997. A total of 103,721 additional Preferred Units were issued. As of June 30, 1997, 2,178,143 Preferred Units are issued and outstanding.

11. EARNINGS PER SHARE
    ------------------

Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. For the three and six month periods ended June 30, 1997 and 1996, the dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units.

12. NEWLY ISSUED ACCOUNTING STANDARDS
    ---------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the currently required presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Pro forma EPS computed under SFAS 128 would have

       AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

been as follows:

   Net earnings per limited partnership unit (Notes 11 and 12):

                                   Three Months          Six Months
                                   Ended 6/30/97         Ended 6/30/97
                                   -------------         -------------
     Basic:
      Before extraordinary item    $        .61          $       2.16
      Extraordinary item                   (.01)                 (.01)
                                   ------------          ------------
        Net earnings               $        .60          $       2.15
                                   ============          ============

     Diluted:
      Before extraordinary item    $        .57          $       2.01
      Extraordinary item                   (.01)                 (.01)
                                   ------------          ------------
        Net earnings               $        .56          $       2.00
                                   ============          ============

13.  SUBSEQUENT EVENTS
     -----------------

A. On July 18, 1997 the Company announced the filing of a Registration Statement with the Securities and Exchange Commission ("SEC") regarding a proposed rights offering (the "1997 Offering") to holders of its Depositary Units. The aggregate amount sought to be raised in the 1997 Offering is approximately $270 million, which is expected to be used primarily for additional investment opportunities. The 1997 Offering was declared effective by the SEC on August 7, 1997 and the Company announced that the record date for the 1997 Offering is August 8, 1997. Record date holders will be issued one transferrable right for each five Depositary Units held.

Each right (the "Primary Subscription Right") will entitle the holder thereof to acquire from the Company four Depositary Units and one 5% cumulative pay-in-kind redeemable Preferred Unit. Exercising rights holders will be entitled to exercise an over-subscription privilege for all or any portion of the Depositary Units and Preferred Units not purchased through the exercise of Primary Subscription Rights. The Depositary Units and the Preferred Units purchased through the exercise of Primary Subscription Rights must be purchased as a unit consisting of four Depositary Units and one Preferred Unit and may not be subscribed for separately.

B. The Company has executed a binding contract to purchase a retail property located in Schaumburg, Illinois. The purchase price is $9,250,000 which will be paid all in cash. The Company has paid a $500,000 non-refundable deposit subject to delivery of a completed, approximately 100,000 square foot, building to be tenanted by Bed Bath & Beyond, Inc., and Golfsmith International, Inc. The anticipated closing date is September 25, 1997.

Bed Bath & Beyond's lease is for an initial term of fifteen years starting at $560,000 per year for their 70,000 square foot store with four five year renewal options at increased rentals. Golfsmith International's lease is for an initial term of fifteen years starting at $375,000 per year with three five year renewal options at increased rentals.

C. On August 11, 1997, a wholly-owned subsidiary of the Company executed a Purchase and Sale Agreement in the amount of $10,750,000, without contingencies, to acquire five notes and mortgages whose aggregate face amount is approximately $14,340,000, excluding accrued and unpaid interest and penalties owed by the borrower and estimated to total approximately an additional $8,200,000. The closing is expected to occur on or about August 18, 1997. The Company has made a non-refundable deposit of $1,500,000. The notes are secured by certain real property belonging to the borrower, New Seabury Company Limited Partnership. The loans are currently non-performing and the debtor has filed a Chapter 11 petition for relief in the United States Bankruptcy Court, district of Massachusetts. The properties are part of a master planned community situated in the town of Mashpee located on Cape Cod in Massachusetts.

D. The Company is negotiating with a lender to obtain a loan commitment for a mortgage loan with a principal amount expected to be between $45-50 million, which will be secured by a mortgage on a three building office/retail/conference center complex net leased by the Company to Portland General Electric Corporation ("PGE") in Portland, Oregon. The complex contains approximately 800,000 square feet on approximately 2.7 acres. The commitment, if signed, will be subject to approval by the lender's investment committee, due diligence review and other closing conditions. The loan would replace an existing mortgage loan on the complex with an outstanding principal balance of approximately $24,340,000, bearing interest at 8.5% and maturing in 2002.

The interest rate will be set based on a formula, but it is expected that the interest rate will be approximately 7.70%. It is anticipated that the entire net annual rent payable by PGE of approximately $5,137,000 will be applied by the Company toward the debt service on the loan. The refinancing would have a maturity date of September, 2008, at which time a remaining principal payment of approximately $20 million would be due from the Company. There can be no assurance that such refinancing will be consummated.

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Forward-looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Readers should consider that such statements speak only as to the date hereof.


GENERAL
-------

The Company believes that it will benefit from diversification of its portfolio. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. From time to time the Company has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to the Company. In this regard, an offer was made by the Company acting through its Audit Committee to purchase a land development company owned by Icahn for approximately $48.5 million, which offer was not accepted. While the audit committee may consider having the Company make a higher offer for the land development company and may consider making such offer in Units of the Company (the number of Units would be conditioned upon the audit committee's obtaining a fairness opinion), there can be no assurances thereof or whether the trans-action would be pursued. Additionally, in selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, the Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

By the end of the year 2000, net leases representing approximately 23% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 41% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

An amendment to the Partnership Agreement (the "Amendment") became effective in August, 1996 which permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in the real estate market. The Company made an investment in accordance with the Amendment in the common stock of RJR Nabisco and recognized a gain of approximately $29 million on the sale of this investment. In addition, the Company has invested approximately $42.8 million in Stratosphere. (See Note 5)

Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of the Company. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that the Company will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as the Company acquires more operating properties, its exposure to environmental clean-up costs may increase. The Company completed Phase I Environmental Site Assessments of certain of its properties by third-party consultants. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------
Gross revenues decreased by approximately $1,453,000, or 8.6%, during the three months ended June 30, 1997 as compared to the same period in 1996. This decrease reflects approximate decreases of $1,424,000, or 61.2%, in hotel operating income, 1,072,000, or 21.0%, in rental income, and $551,000, or 8.4.%, in financing lease income, partially offset by approximate increases of $959,000, or 34.5%, in other interest income, $393,000 in dividend income and $242,000 in other income. The decrease in hotel operating revenues was primarily due to the sale of the Phoenix Holiday Inn in April 1997. The decrease in rental income is primarily due to property sales. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. The increase in other interest income is primarily due to
an increase in short-term investments.   The increase in dividend income is due
to the Company's investment in limited partnership units.

Expenses decreased by approximately $2,425,000, or 26.0%, during the three months ended June 30, 1997 compared to the same period in 1996. This decrease reflects decreases of approximately $1,189,000, or 28.8%, in interest expense,

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

$958,000, or  50.4%,  in  hotel  operating  expenses,  $236,000,  or  21.8%, in property expenses, $23,000, or 1.6%, in depreciation and amortization and $19,000, or 2.5%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties.

Earnings before property and securities transactions and extraordinary item increased during the three months ended June 30, 1997 by approximately $972,000 as compared to the same period in 1996, primarily due to increased other interest income, dividend income and other income and decreased interest expense, partially offset by decreased rental income, financing lease income and net hotel operating income.

Gain on property transactions increased by approximately $2,513,000 during the three months ended June 30, 1997 as compared to the same period in 1996, due to differences in the size and number of transactions.

During the three months ended June 30, 1997, the Company recorded a provision for loss on real estate of approximately $362,000 as compared to approximately $175,000 in the same period of 1996.

During the three months ended June 30, 1997 a loss from early extinguishment of debt of approximately $251,000 was recorded as compared to approximately $522,000 in the same period of 1996.

Net  earnings  for  the  three  months  ended  June   30,   1997  increased  by
approximately $3,530,000 as compared to the three months ended June 30, 1996 for the reasons previously stated.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------
Gross revenues decreased by approximately $4,746,000, or 12.6%, during the six months ended June 30, 1997 as compared to the same period in 1996. This decrease reflects approximate decreases of $2,460,000 in other income, $1,867,000, or 18.5%, in rental income,$1,371,000, or 10.2%, in financing lease income, and $1,500,000, or 26.9%, in hotel operating income partially offset by approximate increases of $1,757,000 in dividend income and $695,000, or 12.9%, in other interest income. The decrease in other income is primarily due to the Travelodge lease termination in 1996. The decrease in rental income is primarily due to property sales. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. The decrease in hotel operating income is primarily attributable to the sale of the Phoenix Holiday Inn in April 1997. The increase in dividend income is due to the Company's investment in limited partnership units. The increase in other interest income is primarily due to an increase in short-term investments. The hotel revenues for the six months ended June 30, 1997 are disproportionately higher than those expected for subsequent quarters of 1997 due to the sale of the Phoenix hotel mentioned previously.

Expenses decreased by approximately $3,374,000, or 17.8%, during the six months ended June 30, 1997 compared to the same period in 1996. This decrease reflects decreases of approximately $2,352,000, or 27.3%, in interest expense, $808,000, or 20.7%, in hotel operating expenses, and $245,000, or 11.6%, in property expenses partially offset by increases of approximately $22,000, or
1.5%, in general and administrative expenses and $9,000, or .3%, in depreciation and amortization. The decrease in interest expense is primarily

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties.

Earnings before property and securities transactions and extraordinary item decreased during the six months ended June 30, 1997 by approximately $1,371,000 as compared to the same period in 1996, primarily due to decreased other income, rental income, financing lease income and net hotel operating income partially offset by dividend income and decreased interest expense due to repayments of maturing debt obligations.

Gain on property transactions increased by approximately $5,417,000 during the six months ended June 30, 1997 as compared to the same period in 1996, due to differences in the size and number of transactions.

During the six months ended June 30, 1997, the Company recorded a provision for loss on real estate of approximately $362,000 as compared to $175,000 in the comparable period of 1996.

During the six months ended June 30, 1997, the Company recorded a gain on the sale of marketable securities of approximately $29,188,000 relating to its RJR stock. There was no such transaction in 1996.

During the six months ended June 30, 1997, the Company recorded a loss on early extinguishment of debt of approximately $251,000 as compared to approximately $522,000 in the same period of 1996.

Net earnings for the six months ended June 30, 1997 increased by approximately $33,317,000 as compared to the six months ended June 30, 1996 for the reasons previously stated, including the non-recurring sale of the RJR stock. Due to the sale of the Phoenix hotel property previously mentioned results of hotel operations for the six months ended June 30, 1997 are expected to be significantly higher than subsequent quarters of 1997.

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

Generally, the cash needs of the Company for day-to-day operations have been satisfied from cash flow generated from current operations. In recent years, the Company has applied a significant portion of its operating cash flow to the repayment of maturing debt obligations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes and non-recurring other income) plus principal payments received on financing leases as well as principal receipts on certain mortgages receivable reduced by periodic principal payments on mortgage debt.

The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 41% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1997, seven leases covering seven properties and representing approximately $812,000 in annual rentals are scheduled to expire. Five of these leases originally representing approximately $453,000 in annual rental income have been or will be re-let or renewed for approximately $448,000 in annual rentals. Such renewals are generally for a term of five years. One property, with an approximate annual rental income of $151,000, is being marketed for sale or lease. The status of one lease, with approximate annual

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

rental income of $208,000, is uncertain at this time.

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

During the six months ended June 30, 1997, the Company generated approximately $19.4 million in cash flow from day-to-day operations.

Capital expenditures for real estate, were approximately $974,000 during the six months ended June 30, 1997.

In 1998, the Company has the final $11.3 million principal payment due on its Senior Unsecured Debt and approximately $3.5 million and $5.4 million of maturing balloon mortgages due in 1998 and 1999, respectively. During the six months ended June 30, 1997, approximately $16.3 million of maturing debt obligations, including an $11.3 million payment on the Senior Unsecured Debt were repaid out of the Company's cash flow. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the six months ended June 30, 1997, net cash flow after payment of maturing debt obligations, capital expenditures, and creation of cash reserves of approximately $2 million was approximately break even. The Company's operating cash reserves are approximately $27 million at June 30, 1997 (which does not include the cash from capital transactions that has increased primarily due to the sale of the RJR common stock which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters.

As of June 30, 1997, the Company has $11,307,775 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, the Company is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. As of June 30, 1997, the Company was in compliance with the terms of the Note Agreements.

Sales proceeds from the sale or disposal of portfolio properties totaled approximately $23.8 million in the six months ended June 30, 1997. The Company intends to use property sales, financing and refinancing proceeds for new investments. The Amendment permits the Company to invest a portion of its funds in securities of issuers that are not primarily engaged in real estate. In 1996 the Company invested approximately $83 million in the common stock of RJR. In February 1997, the Company sold its entire interest in RJR for net proceeds of approximately $112 million and realized a gain of approximately $29 million. Recently, the Company invested approximately $42.8 million to purchase certain mortgage notes issued by Stratosphere Corporation ("Stratosphere") having a face value of $55 million. In addition, an affiliate

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

of the General Partner currently owns approximately $45.5 million face value of such Stratosphere mortgage notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel in Las Vegas, Nevada and has filed a voluntary proceeding for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Such affiliate of the General Partner and the Company together submitted a proposal for the restructuring of Stratosphere which, if accepted and pursued will involve additional investments in Stratosphere by the Company and such affiliate of the General Partner. It is presently anticipated that if such transaction is pursued and consummated that the Company and the affiliate of the General Partner would enter into a joint venture regarding such Stratosphere investment, with such venture to be managed by such affiliate of the General Partner on terms fair and reasonable to the Company and the Company's investment to be structured under applicable regulatory requirements. In addition, the Company is investigating possible tender offers for real estate operating companies which, together with the possible additional investment in Stratosphere, could involve investments of over $200 million by the Company in the foreseeable future. The Company understands that the Stratosphere Board of Directors is in favor of the proposal for the reorganization of Stratosphere. However, no assurances can be made that such transactions will be pursued or that such investments will be made. Also, the Company understands that Stratosphere has been experiencing negative cash flow, and there can be no assurance that any plan of reorganization of Stratosphere out of bankruptcy will prove to be successful. See Note 5 above. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development as well as experienced personnel. This may enhance its ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities.

The Company believes that the strengthening of the real estate market and the stock market over recent years has permitted the Company and others to sell properties at increasingly favorable prices. However, the Company believes that the markets may be due for a downward correction which could result in purchasing opportunities from sellers who may seek to liquidate assets when their expected returns decrease; also, the trading prices of securities issued by such companies could decline, providing additional investment opportunities. In the real estate markets, which historically have been cyclical, this may be especially true due to the unprecedented high volume of securities issued by real estate operating companies. This may present opportunities for companies with strong cash positions to acquire large portfolios of assets at possible discounts to their implicit values and for the acquisition or recapitalization of operating companies, including those with significant real estate assets.

Pursuant to the 1997 Offering, the Company is seeking to raise approximately $270 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio. Additionally, the Company may determine to reduce debt of certain properties where the interest rate is considered to be in excess of current market rates. The closing under the 1997 Offering is expected to occur in September, 1997. See Note 13 above.

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997

                          PART II.  Other information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(A) Financial Data Schedule is attached hereto as Exhibit EX-27

        EXHIBIT INDEX

        EXHIBIT     DESCRIPTION
        -------     -----------
        EX-27       Financial Data Schedule

(B) (1) Form 8-K was filed on July 18, 1997 regarding the Company's filing of a registration statement on Form S-3 ("Registration Statement") with the Securities and Exchange Commission regarding a proposed rights offering (the "1997 Offering) by the Registrant to holders of its depositary units.
    (2) A Form 8-K was filed on July 24, 1997 regarding announcing the record date for the proposed 1997 Offering.
    (3) A Form 8-K was filed on August 7, 1997 announcing that the Securities and Exchange Commission declared effective the Registration Statement relating to the 1997 Offering.

        AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - JUNE 30, 1997




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

Date:   August 13, 1997