Form 10-Q
period 1997-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1997-11-14
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


(MARK ONE)


     (X)  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          SEPTEMBER 30, 1997

                                OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X <checked-box>                   No_____

      AMERICAN REAL ESTATE PARTNERS, L.P.- FORM 10-Q - SEPTEMBER 30, 1997


                               INDEX


PART I.  FINANCIAL INFORMATION
                                                         PAGE NO.
Consolidated Balance Sheets - September 30, 1997
and December 31, 1996                                         1-2

     Consolidated Statements of Earnings -
     Three Months Ended September 30, 1997 and 1996             3

     Consolidated Statements of Earnings -
     Nine Months Ended September 30, 1997 and 1996              4

     Consolidated Statement of Changes In
     Partners' Equity
     Nine Months Ended September 30, 1997                       5

     Consolidated Statements of Cash Flows -
     Nine Months Ended September 30, 1997, and 1996           6-7

     Notes to Consolidated Financial Statements                 8

     Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations                                                14

PART II.  OTHER INFORMATION                                    20

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997


                   PART I. FINANCIAL INFORMATION

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.



                            CONSOLIDATED BALANCE SHEETS

                                    September 30,   December 31,
                                        1997             1996
                                    -------------   ------------
                                     (unaudited)

ASSETS

Real estate leased to others:
 Accounted for under the financing
   method                            $ 273,219,968   $ 253,781,903
 Accounted for under the operating
   method, net of accumulated
   depreciation                        107,798,912     103,402,315
Cash and cash equivalents              473,237,696     105,543,329
Marketable securities                        -         106,172,301
Mortgages and notes receivable          69,632,819      15,225,405
Investments in limited partnerships     23,666,737      29,947,816
Receivables and other assets             7,571,408       8,604,646
Hotel operating properties,
 net of accumulated depreciation         4,881,011      12,955,389
Property held for sale                   4,213,916       3,698,112
Debt placement costs,
 net of accumulated amortization           845,538       1,299,053
Construction in progress                 1,076,475         679,400
                                     -------------     -----------

 Total                               $ 966,144,480   $ 641,309,669
                                     =============   =============

                                                   Continued.....


AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997


              CONSOLIDATED BALANCE SHEETS - Continued

                                   September 30,     December 31,
                                       1997             1996
                                   -------------     ------------
                                    (unaudited)
LIABILITIES

Mortgages payable                  $ 141,304,831   $ 115,911,504
Senior indebtedness                   11,307,775      22,615,552
Accounts payable, accrued
 expenses and other liabilities        8,700,398      12,248,555
Deferred income                        2,792,692       3,460,042
Distributions payable                    458,426       1,514,605
                                     -----------     -----------

 Total liabilities                   164,564,122     155,750,258
                                     -----------     -----------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
 Preferred units, $10 liquidation
   preference, 5% cumulative pay-
   in-kind redeemable; 9,400,000
   authorized; 7,311,054 and 2,074,422
   issued and outstanding as of
   Sept.30, 1997 and Dec. 31, 1996    74,938,304      21,522,128

 Depositary units; 47,850,000
   authorized; 47,235,484 and
   26,703,840 outstanding as of      721,651,906     465,335,952
    September 30, 1997 and
      Dec. 31, 1996

General partner                       16,174,013       9,885,196

Treasury units at cost:
 1,037,200 depositary units          (11,183,865)    (11,183,865)
                                     -----------     -----------

 Total partners' equity              801,580,358     485,559,411
                                     -----------     -----------

   Total                           $ 966,144,480   $ 641,309,669
                                   =============   =============


            See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (UNAUDITED)

                            THREE MONTHS ENDED SEPTEMBER 30, 1997
                            -------------------------------------
                                       1997             1996
Revenues:
 Interest income:
    Financing leases               $ 6,603,622      $6,338,764
    Other                            2,797,036       2,425,029
 Rental income                       4,246,748       5,147,205
 Hotel operating income              1,024,206       1,948,435
 Other income                          139,148          63,218
 Dividend income                     1,243,598         837,125
                                    ----------      ----------
                                    16,054,358      16,759,776
                                    ----------      ----------
Expenses:
 Interest expense                    3,286,936       3,711,259
 Depreciation and amortization       1,483,418       1,579,815
 General and administrative
    expenses                           744,432         735,403
 Property expenses                     706,865       1,144,833
 Hotel operating expenses              939,102       1,747,977
                                    ----------       ---------
                                     7,160,753       8,919,287
                                    ----------       ---------
Earnings before property and
 securities transactions             8,893,605       7,840,489
Provision for loss on real estate    (342,771)         -
Gain on sales and disposition
 of real estate                      2,363,953      13,595,117
                                     ---------      ----------

NET EARNINGS                      $ 10,914,787    $ 21,435,606
                                  ============    ============
Net earnings attributable to:
 Limited partners                 $ 10,697,583    $ 21,009,037
 General partner                       217,204         426,569
                                  ------------    ------------
                                  $ 10,914,787    $ 21,435,606
                                  ============    ============
Net earnings per limited
 partnership unit
 (Notes 12 and 13)                $        .37    $        .75
                                  =============   ============

Weighted average limited partnership
 units and equivalent partnership
 units outstanding                  29,207,825      28,047,843
                                  ============    ============


See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997

<CATPION>

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------
                                       1997              1996
                                       ----              ----
Revenues:
 Interest income:
    Financing leases                $18,694,007       $19,800,003
    Other                             8,888,461         7,821,544
 Rental income                       12,487,766        15,254,809
 Hotel operating income               5,105,900         7,530,351
 Dividend income                      3,001,125           837,125
 Other income                           698,825         3,083,378
                                    -----------       -----------
                                     48,876,084        54,327,210
                                    -----------       -----------
Expenses:
 Interest expense                     9,541,388        12,317,424
 Depreciation and amortization        4,392,619         4,480,373
 General and administrative
    expenses                          2,216,035         2,185,245
 Property expenses                    2,570,829         3,253,572
 Hotel operating expenses             4,036,485         5,653,590
                                    -----------       -----------

                                     22,757,356        27,890,204
                                    -----------       -----------
Earnings before property
 and securities
 transactions and extraordinary
 item                                26,118,728        26,437,006
Provision for loss on real estate      (704,782)         (175,000)
Gain on sales and disposition
 of real estate                      13,287,489        19,101,460
Gain on sale of marketable
 securities                          29,188,087             -
                                    -----------       -----------
Earnings before extraordinary
 item                                67,889,522        45,363,466
Loss from early extinguishment
 of debt                               (250,925)         (521,512)
                                    -----------       -----------

NET EARNINGS$                        67,638,597       $44,841,954
                                    ===========       ===========
Net earnings attributable to:
 Limited partners                   $66,292,589       $43,949,599
 General partner                      1,346,008           892,355
                                    -----------       -----------

                                    $67,638,597       $44,841,954
                                    ===========       ===========
Net earnings per limited
 partnership unit (Notes 12 and 13):
 Before extraordinary item          $       .36       $      1.59
 Extraordinary item                        (.01)             (.02)
                                    -----------       -----------
 Net Earnings                       $      2.35       $      1.57
                                    ===========       ===========
Weighted average limited partnership
 units and equivalent partnership
 units outstanding                   28,217,414        27,999,553
                                    ===========       ===========

               See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997






              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)





                             LIMITED PARTNERS' EQUITY

                 General                                         Total
                 Partners               Depositary             Preferred         Held in    Partners'
                 EQUITY                    UNITS                 UNITS          TREASURY     EQUITY
Balance
Dec. 31, 1996   $9,885,196           $  46,535,952          $21,522,128     $(11,183,865)   $485,559,411

Net earnings     1,346,008              66,292,589               -               -            67,638,597

Rights               -                 215,582,262           51,329,110          -           266,911,372
Offering

Expenses of

Rights
Offering            (7,960)               (392,040)              -               -              (400,000)

Sale of
Marketable
Securities
avaiilable for
sale              (458,613)            (23,079,791)              -               -           (23,548,404)

Capital
Contribution     5,419,382                  -                    -               -             5,419,382

Pay-in kind
Contribution        -                   (2,087,066)           2,087,066          -                  -
               -------------          -------------         ----------      -------------  --------------

Balance        $16,174,013            $721,651,906          $74,938,304     $(11,183,865)   $801,580,358
Sept. 30, 1997 =============          ============          ===========     =============  ==============



                        See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          1997            1996
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $ 67,638,597     $ 44,841,954
  Adjustments to reconcile earnings to net
   cash provided by operating activities:
     Depreciation and amortization                       4,392,619        4,480,373
       Amortization of deferred income                     (15,733)         (19,663)
       Gain on sales and disposition of real estate    (13,287,489)     (19,101,460)
       Gain on sale of marketable securities           (29,188,087)            -
       Provision for loss on real estate                   704,782          175,000
       Changes in:
        Decrease in deferred income                         (2,730)          (2,730)
        Decrease (increase) in receivables
          and other assets                               1,431,081       (1,013,683)
        (Decrease) increase in accounts
        payable and accrued expenses                    (3,648,950)       4,927,638
                                                        ----------       ----------
          Net cash provided by operating
          activities                                    28,024,090       34,287,429
                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in mortgages and notes
   receivable                                          (56,083,168)        (524,461)
   Property acquisitions                               (43,833,758)        (102,947)
   Purchase of marketable securities                          -         (46,949,450)
   Net proceeds from the sale and disposition
     of real estate                                     28,138,127       31,490,530
   Principal payments received on leases
       accounted for under the financing method          5,689,759        5,465,975
   Construction in progress                               (397,075)      (4,964,344)
   Principal receipts on mortgages receivable              239,139          244,343
   Capitalized expenditures for real estate             (1,377,664)      (2,557,532)
   Investment in limited partnerships                    6,281,079      (26,000,000)
   Net proceeds from the sale of marketable
   securities                                          111,783,849             -
                                                        ----------       ----------
          Net cash provided by (used in)
            investing activities                        50,440,288      (43,897,886)
                                                        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Partners' equity:
     Proceeds of the Rights Offering                   272,330,754
     Expenses of the Rights Offerings                     (267,283)         (15,842)
     Distributions to partners                          (1,056,179)        (140,679)
   Debt:
     Increase (decrease) in mortgages
     payable                                            40,349,732         (313,156)
     Periodic principal payments                        (5,751,552)      (6,309,309)
     Balloon payments                                   (5,024,995)      (1,859,486)
     Increase in construction loan payable                    -           3,857,248
     Debt placement costs                                  (42,711)         (60,363)
     Senior debt principal payment                     (11,307,777)     (11,307,777)

          Net cash provided by (used in)
          financing activities                         289,229,989      (16,149,364)
                                                        ----------       ----------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                           367,694,367      (25,759,821)

CASH AND CASH EQUIVALENTS, beginning of
period                                                 105,543,329      166,261,635
                                                        ----------       ----------

CASH AND CASH EQUIVALENTS, end of period              $473,237,696     $140,501,814
                                                      ============     ============
Continued................

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                            1997          1996
SUPPLEMENTAL INFORMATION:
 Cash payments for interest              $9,903,217     $ 8,752,401
                                         ==========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Property acquired in satisfaction of
 mortgages:
   Addition to property accounted for
   under the operating method           $        -          $36,271
   Decrease in mortgages receivable              -          (96,938)
   Decrease in deferred income          $        -          $60,667
                                        ------------     ----------
                                        $        -          $     -
                                         ==========     ===========

 Reclassification of real estate:
   To property held for sale            $ 2,495,744      $1,431,741
   From construction in progress                 -       (9,848,929)
   To operating lease                     4,000,824       9,848,929
   From operating lease                  (2,495,744)     (1,431,741)
   From financing lease                  (4,000,824)           -
                                        $        -      $      -
                                        ------------    -----------
                                        ============    ===========


             See notes to consolidated financial statements



AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.  GENERAL


The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1996.


The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


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

b. The Company and certain affiliates of its General Partner entered into an agreement with the third-party landlord of its leased executive office space. In accordance with the agreement, the Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three and nine months ended September 30, 1997, the affiliates paid the Company approximately $15,000 and $45,000 respectively for rent of the sublet space. Such payments have been approved by the Audit Committee of the Board of Directors of the General Partner.

c. The Company was reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services on a part-time basis in the amounts of approximately $15,000 and $30,000 in the three and nine months ended September 30, 1997, respectively. In addition an affiliate of the General Partner provided certain administrative services in the amounts of $800 and $2,350 in the three and nine month periods ended September 30, 1997, respectively. Such reimbursements have been approved by the Audit Committee of the Board of Directors of the General Partner.


d. As of November 3, 1997, High Coast Limited Partnership, an affiliate of Carl
C. Icahn, the Chairman of the Board of the General Partner owns 6,325,778 Preferred Units and 31,515,044 Depositary Units (see Note 10).


3. COMMITMENTS AND CONTINGENCIES


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

Lockheed entered into a contract to purchase the property from the Company for $9,400,000. The contract is contingent upon Lockheed obtaining approval from the City of Palo Alto to erect an additional 85,000 square foot building. Concurrent with executing the contract, Lockheed agreed to discontinue without prejudice the arbitration against the Company. At closing, Lockheed is required to execute an environmental indemnity and release agreement in favor of the Company. There can be no assurances however that this transaction will be consummated.

b. On June 23, 1995, Bradlees Stores, Inc., a tenant leasing four properties owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rentals for these four properties is approximately $1,320,000. The tenant is current in its obligations under the leases. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court. There are existing assignors who are still obligated  to  fulfill  all  of  the  terms  and  conditions of the leases.  At
September 30, 1997, the carrying value of these four properties is approximately $7,050,000. One of the properties is encumbered by a nonrecourse mortgage payable of approximately $919,000.


c. On September 18, 1995, Caldor Corp., a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of pre-petition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At September 30, 1997, the property has a carrying value of approximately $1,891,000 and is unencumbered by any mortgage.

d. On September 24, 1996, Best Products, a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The tenant has exercised its right to reject the lease, effective April 30, 1997, which has been approved by the Bankruptcy Court. The annual rental for this property was approximately $508,000. At September 30, 1997, the property has a carrying value of approximately $3,301,000 and is unencumbered by any mortgage.

e. The current owners of a Long Beach, California property formerly owned by the Company have commenced an action against the Company, former owners and tenants of the property seeking indemnification for the costs of remediating an environmental condition alleged to have been caused by the dry cleaner at this shopping center. The Company is presently engaged in discussions to settle this matter which will involve the Company making a $10,000 contribution toward an aggregate settlement.

f. The Company has executed a mortgage loan commitment for a mortgage loan in the principal amount of $46.3 million, which will be secured by a mortgage on a three building office/retail/conference center complex net leased by the Company to a subsidiary of Portland General Electric Corporation ("PGE") in Portland, Oregon. The complex contains approximately 800,000 square feet on approximately 2.7 acres. The funding of the loan is subject to the lender's due diligence review and other closing conditions. The loan would replace an existing mortgage loan on the complex with an outstanding principal balance of approximately $24.2 million, bearing interest at 8.5% and maturing in 2002.


The interest rate has been set at 7.51%. It is anticipated that the entire net annual rent payable by PGE of approximately $5,137,000 will be applied by the Company toward the debt service on the loan. The refinancing would have a maturity date of September, 2008, at which time a remaining principal payment of approximately $20 million would be due from the Company. The Company presently anticipates closing on this loan in the fourth quarter of 1997, however, there can be no assurance that such refinancing will be consummated.


4. MARKETABLE SECURITIES


In 1996, the Company purchased 3,121,700 shares of RJR Nabisco Holdings Corp. ("RJR") common stock at a cost of approximately $82,596,000. Carl C. Icahn, the Chairman of the Board of the General Partner, owned (through affiliates) an additional 16,808,100 shares of RJR.


In February 1997, the Company sold its entire interest in RJR for net proceeds of approximately $111,784,000 realizing a gain of approximately $29,188,000 in the nine months ended September 30, 1997. The Company's pro rata share of third  party  expenses  relating  to  such  RJR  investment  was  approximately
$2,154,000 which was approved by the Audit Committee and paid in the nine months ended September 30, 1997.


5. MORTGAGES AND NOTES RECEIVABLE


a. In June, 1997 the Company invested approximately $42.8 million to purchase approximately $55 million face value of 14 1/4% First Mortgage Notes, due May 15, 2002, issued by the Stratosphere Corporation ("Stratosphere"), which has approximately $203 million of such notes outstanding. An affiliate of the General Partner owns approximately $46.6 million face value of the Stratosphere First Mortgage Notes.

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


An affiliate of the General Partner and the Company together submitted a proposal for the restructuring of Stratosphere, which if accepted and pursued would involve additional investments in Stratosphere by the Company and such affiliate of the General Partner. Under the proposal, each holder of the Stratosphere First Mortgage Notes (the "Original Notes") will have the right to participate in a rights offering by Stratosphere to purchase units consisting of new mortgage notes and common stock of Stratosphere. The aggregate amount sought to be raised in the proposed offering is $200 million. The Company and the affiliate have proposed to purchase their pro rata portion of the Stratosphere units and any units not otherwise purchased by other note holders in the offering. The proceeds of the offering would be used, among other things, to pay certain claims of Stratosphere's creditors upon consummation of a plan of reorganization. Holders of the Original Notes would be entitled to receive their pro rata portion of $100 million of offering proceeds in satisfaction of their claims. The proposal also contemplates that, if the proposal were accepted, but the offering never consummated (except for the failure of the Company and the affiliate to perform their obligations), the Company and the affiliate would be entitled to receive a $2 million termination fee. The Company understands that the Stratosphere Board of Directors is in favor of the proposal for the reorganization of Stratosphere. There can be no assurance, however, that the terms of the proposal will be accepted. Also, the Company understands that Stratosphere has been experiencing negative cash flow, and there can be no assurance that any plan of reorganization of Stratosphere out of bankruptcy will prove to be successful.

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


b. On August 18, 1997, a wholly-owned subsidiary of the Company acquired five notes and mortgages for approximately $10,745,000 with an aggregate face amount of approximately $14,340,000, excluding accrued and unpaid interest and penalties owed by the borrower and estimated to total approximately an additional $8,200,000. The notes are secured by certain real property belonging to the borrower, New Seabury Company Limited Partnership ("New Seabury"). The loans are currently non-performing and the debtor has filed a Chapter 11 petition for relief in the United States Bankruptcy Court, District of Massachusetts. The properties are part of a master planned community situated in the town of Mashpee located on Cape Cod in Massachusetts. Subsequent to the closing, the Company received approximately $300,000 in cash flow from property operations from a portion of the underlying collateral which has been applied to the Company's investment.

On September 26, 1997, a wholly-owned subsidiary of the Company acquired four additional notes and mortgages for a purchase price of approximately $5,000,000 with an outstanding principal balance of approximately $8,320,000, excluding accrued and unpaid interest and penalties owed by the borrower and estimated to total approximately an additional $3,000,000 to $4,000,000. The notes are secured by certain real property belonging to the borrower, New Seabury. The loans also are currently non-performing and subject to the debtor's Chapter 11 proceeding. The properties are part of a master planned community situated in the Town of Mashpee located in Cape Cod in Massachusetts.

6. INVESTMENT IN LIMITED PARTNERSHIP UNITS

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

As of September 30, 1997, Beattie has purchased approximately 118,859 Balcor Units of which approximately 84,900 Balcor Units represent the Company's pro rata share. The Company has received return of capital distributions of approximately $855,000 in excess of its original investment of $9,834,000. Such excess return of capital distributions have been recognized in "Dividend income" in the three and nine months ended September 30, 1997. In addition, approximately $77,000 and $622,000 of income distributions were received and recorded as "Dividend income" in the three and nine months ended September 30, 1997 respectively. Subsequent to September 30, 1997, the Company received approximately $1,231,000 representing the third quarter of 1997 distribution on the Balcor units which will be recognized as "Dividend income" in the fourth quarter of 1997.

b. On July 17, 1996, the Company's subsidiary, American Real Estate Holdings Limited Partnership ("AREH") and an affiliate of the General Partner, Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH's total interests are 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making tender offers for outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and the affiliated general partner have a total interest in Raleigh of 33 1/3%. As of September 30, 1997, Boreas has invested approximately $13,729,000 in Raleigh, which represents approximately 36,000 of the outstanding units, net of a return of capital distribution of approximately $4,633,000. Boreas received approximately $1,333,000 of income distribution, representing Arvida's 1996 cash flow distribution, which was recorded as "Dividend income" in the nine months ended September 30, 1997.

The Company has consolidated Boreas in the accompanying financial statements and approximately $4,148,000 representing Bayswater's minority interest has been included in "Accounts payable, accrued expenses, and other liabilities."

c. The  Company  has  participated  in  four  other  tender  offers for limited
partnership  units.   As  of  September  30, 1997,  the  Company  has  invested
approximately $9,938,000 in these partnerships.

Investment in these limited partnership units are accounted for under the cost method with income distributions reflected in earnings and return of capital distributions as a reduction of investment.

7. PROPERTY HELD FOR SALE

At September 30, 1997, the Company owned eight properties that were being actively marketed for sale. At September 30, 1997, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate net realizable value of the properties is estimated to be approximately $4,214,000.

8. SIGNIFICANT PROPERTY TRANSACTIONS

a. On January 7, 1997, the Company sold three properties tenanted by Federal Realty Investment Trust ("FRIT" ) for a total selling price of approximately
$9,363,000.   Two   first  mortgages  with  principal  balances  outstanding of approximately $878,000 were repaid at closing.  In addition,  closing  costs of
approximately $90,000 were incurred.   As  a  result,  the  Company  recognized
a gain of  approximately $1,500,000 in the nine months ended September 30, 1997.

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

b. On January 16, 1997 the Company sold the Travelodge hotel it had been operating since January 18, 1996 when the former tenant, Forte Hotels, Inc. entered into a Lease Termination and Mutual Release Agreement. The selling price was approximately $2,140,000, net of closing costs. A gain of approximately $1,380,000 was recorded in the nine months ended September 30, 1997.

c. In April 1997, the Company sold the Holiday Inn hotel located in Phoenix, Arizona. The selling price was approximately $15,525,000, net of approximately $250,000 of closing costs. A gain of approximately $7,863,000 was recognized in the nine months ended September 30, 1997.

d. On June 30, 1997, the Company acquired two adjacent medical office buildings located in Nashville, Tennessee, both of which are net leased to Baptist Hospitals, Inc. ("Baptist"). The total purchase price was approximately $34,616,000 which included the assumption of existing mortgages on each building totalling approximately $31,666,000.

The lease term, which commenced June 28, 1996, is for 22.5 years with seven 10-year renewal periods at approximately $3,032,000 per annum paid semi-annually. The mortgages bear interest at the rate of 7.84% per annum, self-liquidate December 31, 2018, and have total debt service of approximately $3,070,000 payable semi- annually. Rental payments are made monthly to a designated trustee who in turn remits the debt service. Interest is earned on the rent account. As a result, a positive cash flow of approximately $4,000 is earned on these properties.

e. On September 26, 1997 the Company purchased a retail property located in Schaumburg, Illinois. The purchase price was approximately $9,138,000 which was paid all in cash. The completed building, which is approximately 100,000 square feet, is to be tenanted by Bed Bath & Beyond, Inc., and Golfsmith International, Inc.

Bed Bath & Beyond's lease is for an initial term of fifteen years starting at $565,896 per year for their approximately 71,000 square foot store with four five year renewal options at increased rentals. Golfsmith International's lease is for an initial term of fifteen years starting at $375,450 per year with three five year renewal options at increased rentals. The rent commencement date for both tenants is anticipated to occur in the fourth quarter of 1997.

9. DISTRIBUTIONS PAYABLE

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P. In the nine months ended September 30, 1997, approximately $1,021,000 of distributions due to non-consents were paid to certain states pursuant to local escheatment laws.

10.   RIGHTS OFFERING

a. In September 1997 the Company completed its Rights Offering (the "1997 Offering") to holders of its Depositary Units. The aggregate amount raised in the 1997 Offering was approximately $267 million, which is expected to be used primarily for additional investment opportunities.

Record date holders were issued one transferrable right for each five Depositary Units held. Each right (the "Primary Subscription Right") entitled the holder thereof to acquire during the subscription period, at a subscription price of $52 four Depositary Units and one 5% cumulative pay-in-kind redeemable Preferred Unit representing a limited partner interest. The subscription period commenced August 13, 1997 and expired at the close of business on September 11, 1997.

5,132,911 Rights were issued in the Rights Offering of which 3,307,512 were exercised. 798,832 Depositary Units and 199,708 Preferred Units were subscribed for through the exercise of the Over-Subscription Privilege by Rights Holders other than High Coast Limited Partnership ("High Coast"), a Delaware limited partnership.

High Coast, an affiliate of Mr. Carl C. Icahn, the Company's Chairman, acted as the guarantor for the offering. Pursuant to its subscription guaranty, High Coast agreed to subscribe for and purchase all of the Depositary Units and Preferred Units not otherwise purchased by Rights Holders. As a result, the offering was fully subscribed. Pursuant to its subscription guaranty, High Coast over-subscribed for a total of 6,502,764 Depositary Units and 1,625,691 Preferred Units.

In addition, in accordance with the terms of the Company's and its subsidiary's partnership agreements, API was required to contribute $5,419,382 in order to maintain its aggregate 1.99% general partnership interest.

On September 25, 1997 the Company received $266,911,372, the gross proceeds of the Rights Offering, from its subscription agent and $5,419,382 from API. Expenses incurred in connection with the 1997 Offering were approximately $400,000. The Company issued an additional 5,132,911 Preferred Units and 20,531,644 Depositary Units. The Preferred and Depositary Units trade on the New York Stock Exchange under the symbols "ACP PR" and "ACP", respectively.

As of November 3, 1997, High Coast owns 6,325,778 Preferred Units and 31,515,044 Depositary Units.

11.   PREFERRED UNITS

Pursuant to the terms of the Preferred Units, on February 28, 1997, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 1997 to holders of record as of March 14, 1997. A total of 103,721 additional Preferred Units were issued. As of September 30, 1997, 7,311,054 Preferred Units are issued and outstanding (see
Note 10).

12.   EARNINGS PER SHARE

Net earnings per limited partnership unit and equivalent partnership units are computed using the weighted average number of units and equivalent units outstanding during the period. For the three and nine month periods ended September 30, 1997 and 1996, the dilutive effect of preferred units and the pro rata quarterly portion of the annual pay-in-kind distribution to preferred unitholders have been included in the earnings per share calculation, as calculated under the effective yield method, as equivalent depositary units.

13.   NEWLY ISSUED ACCOUNTING STANDARDS

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997
   Net earnings per limited partnership unit (Notes 12 and 13):


                                                   Three Months                   Nine Months
                                                   Ended 9/30/97                  Ended 9/30/97

  Basic:
      Before extraordinary item                     $  .35                         $ 2.50
      Extraordinary item                               -                             (.01)
        Net earnings                                $  .35                         $ 2.49
     Diluted:
      Before extraordinary item                     $  .35                         $ 2.36
      Extraordinary item                                 -                           (.01)
      Net earnings                                  $  .35                         $ 2.35


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

GENERAL

The Company believes that it will benefit from diversification of its portfolio. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. From time to time the Company has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to the Company. In this regard, an offer was made by the Company acting through its Audit Committee to purchase a land development company owned by Icahn for approximately $48.5 million, which offer was not accepted. While the Audit Committee may consider having the Company make a higher offer for the land development company and may consider making such offer in Units of the Company (the number of Units would be conditioned upon the Audit Committee's obtaining a fairness opinion), there can be no assurances thereof or whether the transaction will be pursued. Additionally, in selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, the Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.


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

By the end of the year 2000, net leases representing approximately 20% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 37% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net- leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

An amendment to the Partnership Agreement (the " Amendment" ) became effective in August, 1996 which permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in the real estate market. The Company made an investment in accordance with the Amendment in the common stock of RJR Nabisco and recognized a gain of approximately $29 million on the sale of this investment. In addition, the Company has invested approximately $42.8 million in Stratosphere. (See Note 5).

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

The Company has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. If such tenants do not arrange for further investigations, or remediations, if required, the Company may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company has conducted Phase I Environmental Site Assessments for approximately 75 more net leased properties during 1997. None of these studies has indicated any significant likelihood of environmental contamination although there can be no assurances thereof. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as the Company may deem necessary and appropriate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Gross revenues decreased by approximately $705,000, or 4.2%, during the three months ended September 30, 1997 as compared to the same period in 1996. This decrease reflects approximate decreases of $924,000, or 47.4%, in hotel operating income and $900,000, or 17.5%, in rental income, partially offset by approximate increases of $406,000 in dividend income, $372,000, or 15.3%, in other interest income, $265,000 , or 4.2.%, in financing lease income, and $76,000 in other income. The decrease in hotel operating revenues was primarily due to the sale of the Phoenix Holiday Inn in April 1997. The decrease in rental income is primarily due to property sales. The increase in dividend income is due to the Company's investment in limited partnership units. The increase in other interest income is primarily due to an increase in short-term investments. The increase in financing lease income is primarily attributable to the acquisition of two properties in Nashville, Tennessee in June 1997 partially offset by normal lease amortization and property sales.

Expenses decreased by approximately $1,758,000, or 19.7%, during the three months ended September 30, 1997 compared to the same period in 1996. This decrease reflects decreases of approximately $809,000, or 46.3%, in hotel operating expenses, $438,000, or 38.3%, in property expenses, $424,000, or 11.4%, in interest expense, $96,000, or 6.1%, in depreciation and amortization partially offset by $9,000, or 1.2%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties.

Earnings before property and securities transactions increased during the three months ended September 30, 1997 by approximately $1,053,000 as compared to the same period in 1996, primarily due to increased other interest income, dividend income and financing lease income and decreased interest expense and property expenses, partially offset by decreased rental income and net hotel operating income.

Gain on property transactions decreased by approximately $11,231,000 during the three months ended September 30, 1997 as compared to the same period in 1996, due to differences in the size and number of transactions.

During the three months ended September 30, 1997, the Company recorded a provision for loss on real estate of approximately $343,000. No such provision was recorded in the same period of 1996.

Net earnings for the three months ended September 30, 1997 decreased by approximately $10,521,000 as compared to the three months ended September 30, 1996 for the reasons previously stated.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Gross revenues decreased by approximately $5,451,000, or 10.0%, during the nine months ended September 30, 1997 as compared to the same period in 1996. This decrease reflects approximate decreases of $2,767,000, or 18.1%, in rental income, $2,424,000, or 32.2%, in hotel operating income, $2,385,000 in other income, $1,106,000, or 5.6%, in financing lease income partially offset by approximate increases of $2,164,000 in dividend income and $1,067,000, or 13.6%, in other interest income. The decrease in rental income is primarily due to property sales. The decrease in hotel operating income is primarily attributable to the sale of the Phoenix Holiday Inn in April 1997. The decrease in other income is primarily due to the Travelodge lease termination in 1996. The decrease in financing lease income is primarily attributable to normal lease amortization and property sales. The increase in dividend income is due to the Company's investment in limited partnership units. The increase in other interest income is primarily due to an increase in short-term investments. The hotel revenues for the nine months ended September 30, 1997 are disproportionately higher than those expected for the remainder of 1997 due to the sale of the Phoenix hotel mentioned previously.

Expenses decreased by approximately $5,133,000, or 18.4%, during the nine months ended September 30, 1997 compared to the same period in 1996. This decrease reflects decreases of approximately $2,776,000, or 22.5%, in interest expense, $1,617,000, or 28.6%, in hotel operating expenses, $683,000, or 21.0%, in property expenses and $88,000, or 2.0%, in depreciation and amortization partially offset by an increase of approximately $31,000, or 1.4%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties.

Earnings before property and securities transactions and extraordinary item decreased during the nine months ended September 30, 1997 by approximately $318,000 as compared to the same period in 1996, primarily due to decreased rental income, other income, financing lease income and net hotel operating income partially offset by increased dividend income and other interest income and decreased interest expense due to repayments of maturing debt obligations.

Gain on property transactions decreased by approximately $5,814,000 during the nine months ended September 30, 1997 as compared to the same period in 1996, due to differences in the size and number of transactions.

During the nine months ended September 30, 1997, the Company recorded a provision for loss on real estate of approximately $705,000 as compared to $175,000 in the comparable period of 1996.

During the nine months ended September 30, 1997, the Company recorded a gain on the sale of marketable securities of approximately $29,188,000 relating to its RJR stock. There was no such transaction in 1996.

During the nine months ended September 30, 1997, the Company recorded a loss on
early  extinguishment  of  debt  of  approximately   $251,000  as  compared  to
approximately $522,000 in the same period of 1996.

Net earnings for the nine months ended September 30, 1997 increased by approximately $22,797,000 as compared to the nine months ended September 30, 1996 for the reasons previously stated, including the non-recurring sale of the RJR stock. Due to the sale of the Phoenix hotel property previously mentioned results of hotel operations for the nine months ended September 30, 1997 are expected to be disproportionately higher than those expected for the full year of 1997.

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

The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 37% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1997, seven leases covering seven properties and representing approximately $812,000 in annual rentals are scheduled to expire. Six of these leases originally representing approximately $661,000 in annual rental income have been renewed for approximately $676,000 in annual rentals. Such renewals are generally for a term of five years. One property, with an approximate annual rental income of $151,000, is being marketed for sale or lease.

The Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 1997. In making its announcement, the Company noted it plans to continue to apply available operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies including environmental matters and scheduled lease xpirations.

During the nine months ended September 30, 1997, the Company generated approximately $29.3 million in cash flow from day-to-day operations.

Capital expenditures for real estate were approximately $1,378,000 during the nine months ended September 30, 1997.

In 1998, the Company has the final $11.3 million principal payment due on its Senior Unsecured Debt and approximately $3.5 million and $5.4 million of maturing balloon mortgages due in 1998 and 1999, respectively. During the nine months ended September 30, 1997, approximately $16.3 million of maturing debt obligations, including an $11.3 million payment on the Senior Unsecured Debt were repaid out of the Company's cash flow. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the nine months ended September 30, 1997, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $11.6 million which was added to the Company's operating cash reserves. The Company's operating cash reserves are approximately $36 million at September 30, 1997 (which does not include the cash from capital transactions that has increased primarily due to the sale of the RJR common stock which is being retained for investment or the cash from the 1997 Offering which was recently completed), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters.

As of September 30, 1997, the Company has $11,307,775 of Senior Unsecured Debt outstanding. Pursuant to the Note Agreements, the Company is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. As of September 30, 1997, the Company was in compliance with the terms of the Note Agreements.

Sales proceeds from the sale or disposal of portfolio properties totaled approximately $28.0 million in the nine months ended September 30, 1997. The Company intends to use property sales, financing and refinancing proceeds for new investments. The Amendment permits the Company to invest a portion of its funds in securities of issuers that are not primarily engaged in real estate. In 1996 the Company invested approximately $83 million in the common stock of RJR. In February 1997, the Company sold its entire interest in RJR for net proceeds of approximately $112 million and realized a gain of approximately $29 million. Recently, the Company invested approximately $42.8 million to purchase certain mortgage notes issued by Stratosphere Corporation ("Stratosphere") having a face value of $55 million. In addition, an affiliate of the General Partner currently owns approximately $46.6 million face value of such Stratosphere mortgage notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel in Las Vegas, Nevada and has filed a voluntary proceeding for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Such affiliate of the General Partner and the Company together submitted a proposal for the restructuring of Stratosphere which, if accepted and pursued will involve additional investments in Stratosphere by the Company and such affiliate of the General Partner. It is presently anticipated that if such transaction is pursued and consummated that the Company and the affiliate of the General Partner would enter into a joint venture regarding such Stratosphere investment, with such venture to be managed by such affiliate of the General Partner on terms fair and reasonable to the Company and the Company's investment to be structured under applicable regulatory requirements. In addition, the Company invested approximately $15 million to purchase defaulted mortgage notes secured by real estate and is investigating possible tender offers for real estate operating companies which, together with the possible additional investment in Stratosphere, could involve investments of over $200 million by the Company in the foreseeable future. The Company understands that the Stratosphere Board of Directors is in favor of the proposal for the reorganization of Stratosphere. However, no assurances can be made that such transactions will be pursued or that such investments will be made. Also, the Company understands that Stratosphere has been experiencing negative cash flow, and there can be no assurance that any plan of reorganization of Stratosphere out of bankruptcy will prove to be successful. See Note 5.

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

Pursuant to the 1997 Offering, which closed in September 1997, the Company raised approximately $267 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio. Additionally, the Company may determine to reduce debt of certain properties where the interest rate is considered to be in excess of current market rates. See Note 10.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997


                          PART II.  Other information


ITEM 1. LEGAL PROCEEDINGS

AMANDA & KIMBERLY KAHN v.  CARL  C. ICAHN, ET AL.,  C.A. No.  15916 (Del. Ch.):
Plaintiffs, two limited partners in the Company, brought a derivative action against the Company, the General Partner, its directors and one of its officers, alleging breach of fiduciary duty by the defendants in connection with, INTER ALIA the Company's investments in Arvida and Stratosphere. Plaintiffs claim that defendant Icahn improperly diverted opportunities to participate in these investments from the Company to himself. Plaintiffs seek damages arising from these alleged breaches of fiduciary duty, attorneys fees and other relief. Management believes plaintiffs claims are without merit and are vigorously defending against them.

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPTEMBER 30, 1997




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


Date: November 13, 1997