Form 10-K405
period 1997-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1998-03-31
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                          Commission File Number 1-9516

                       AMERICAN REAL ESTATE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               13-3398766
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

100 South Bedford Road, Mt. Kisco, New York                       10549
(Address of principal executive offices)                        (Zip Code)

                                 (914) 242-7700
                 (AREP's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of Depositary Units on March 2, 1998, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $162,433,343.

Based upon the closing price of Preferred Units on February 27, 1998, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $7,635,889.

Number of Depositary Units outstanding as of March 2, 1998: 46,198,284. Number of Preferred Units outstanding as of March 2, 1998: 7,311,054.

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

         AREP's general partner is American Property Investors, Inc. (the "General Partner"), a Delaware corporation which is wholly owned by Carl C. Icahn ("Icahn"). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the "Subsidiary" or "AREH"), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires.

         As described below, AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. On August 16, 1996, an amendment (the "Amendment") to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") became effective which permits AREP to make non-real estate related investments. As described below, the Amendment permits AREP to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets.


General Description of Business

         AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. Such acquisitions may be accomplished by purchasing assets outright or by acquiring securities of entities which hold significant real estate related assets. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Most of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants. As of March 2, 1998, AREP owned 205 separate real estate assets primarily consisting of fee and leasehold interests in 35 states.

         For each of the years ended December 31, 1997, 1996 and 1995, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1997, 1996 and 1995, Portland General Electric Company ("PGEC") occupied a property (the "PGEC Property") which represented more than 10% of AREP's total real estate assets. See Item 2 - "Properties."

         AREP's primary investment strategy in recent periods has been to seek to acquire undervalued assets including residential development projects, land parcels for future residential and commercial development, commercial properties, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts, debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements.

         In addition to holding real property, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of assets under development, as well as experienced personnel. AREP may originate or purchase mortgage loans including non-performing mortgage loans. AREP will normally acquire non-performing mortgage loans with a view to acquiring title to or control over the underlying properties. AREP also may retain purchase money mortgages in connection with its sale of portfolio properties, with such terms as the General Partner deems appropriate at the time of sale. Certain of AREP's investments may be owned by special purpose subsidiaries formed by AREP or by joint ventures (including joint ventures with affiliates of the General Partner).

         In August 1996, AREP amended the Partnership Agreement to permit non-real estate investments which, while AREP continues to seek undervalued investment opportunities in the real estate market, will permit it to take advantage of investment opportunities it believes exist outside of the real estate market in order to seek to maximize Unitholder value and further diversify its assets. Investments in non-real estate assets will consist of equity and debt securities of domestic and foreign issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate, and may include, for example, lower rated securities which may provide the potential for higher yields and therefore may entail higher risk. AREP will conduct these activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940 (the "1940 Act"). Generally, this means that no more than 40% of AREP's total assets will be invested in securities. In addition, AREP will structure its investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly-traded partnership rules of the Internal Revenue Code.

         All decisions with respect to the improvement, expansion, acquisition, disposition, development, management, financing or refinancing of properties or other investments are at the sole discretion of the General Partner.

1997 Rights Offering

         On September 25, 1997, AREP completed a rights offering (the "1997 Offering"), pursuant to which it raised approximately $267 million, net of related expenses. In addition, in connection therewith the General Partner contributed $5,419,382 in accordance with the terms of the Partnership Agreement. Pursuant to the terms of the 1997 Offering, holders of depositary units representing limited partner interests (the "Depositary Units") on the record date received one transferable subscription right (each a "Right") for each five Depositary Units held. Each Right was exercisable at a subscription price of $52 for a combination of securities consisting of four Depositary Units and one 5% cumulative pay-in-kind redeemable preferred unit representing a limited partner interest (the "Preferred Units"). High Coast Limited Partnership, a Delaware limited partnership which is controlled by Icahn, acted as guarantor of the offering ("High Coast"). Initially, High Coast acquired 11,116,568 Depositary Units and 2,779,142 Preferred Units as a result of exercising Rights received based upon its ownership of Depositary Units. In addition, High Coast exercised an over-subscription privilege and pursuant to the foregoing and its subscription guaranty it acquired a total of 6,502,764 additional Depositary Units and 1,625,691 additional Preferred Units; as a result, the 1997 Offering was fully subscribed.

         The 1997 Offering enabled AREP to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversify its portfolio of assets. Additionally, AREP may determine to reduce the debt of certain properties where the interest rate is considered to be in excess of current market rates.

         As described below, the types of investments AREP will pursue include residential/commercial development, debt or equity securities of companies which may be undergoing restructuring and subperforming assets that may require active asset management and significant capital expenditures. These investments may not be readily financeable and may not generate immediate positive cash flow for AREP. As such, they require AREP to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow AREP the financial strength to develop or reposition these assets.


         The Amendment

         On August 16, 1996, the Amendment became effective which permits AREP to make non-real estate related investments. Pursuant to the Amendment, AREP, while continuing to pursue suitable investments in the real estate markets as described, may invest a portion of its funds in securities of issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate. Such investments may include equity and debt securities of domestic and foreign issuers. The investment objective of AREP with respect to such investments will be to purchase undervalued securities, so as to maximize total return consisting of current income and/or capital appreciation. Undervalued securities are those which AREP believes may have greater inherent value than indicated by their then current trading price and/or may lend themselves to "activist" shareholder involvement. The equity securities in which AREP may invest may include common stocks, preferred stocks and securities convertible into common stocks, as well as warrants to purchase such securities. The debt securities in which AREP may invest may include bonds, debentures, notes, mortgage-related securities and municipal obligations. Certain of such securities may include lower rated securities which may provide the potential for higher yields and therefore may entail higher risk. AREP will conduct its investment activities in such a manner so as not to be deemed an investment company under the 1940 Act. While the General Partner believes that investments pursuant to the Amendment may result in increased Unitholder value and further diversification of the Partnership's assets, there can be no assurances thereof and there are significant risks which may also attend the Amendment. See Item 1 - "Investment Opportunities and Strategies - Non-Real Estate Related Investments" below and Note 1 to the Financial Statements contained herein for more information relating to the Amendment.


Investment Opportunities and Strategies

         AREP believes that it will benefit from diversification of its portfolio of assets. By the end of the year 2000, net leases representing approximately 18% of AREP's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 32% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single corporate tenants, it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the future.


         Real Estate Investments

         As mentioned above, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, management believes that there are still opportunities available to acquire investments that are undervalued. This may include commercial properties, residential and commercial development projects, land parcels for future residential and commercial development, non-performing loans and the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by REITS, and debt or equity securities of companies which may be undergoing restructuring and subperforming properties that may require active asset management and significant capital improvements. Management believes that, in the current market, investments requiring some degree of active management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. In order to further these investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of assets under development, as well as experienced personnel. This may enhance AREP's ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities. Such acquisitions may include those from affiliates of the General Partner, provided the terms thereof are fair and reasonable and are approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"). In this regard, in 1997, an offer was made by AREP acting through its Audit Committee to purchase a land development company owned by Icahn for approximately $48.5 million, which offer was not accepted. While the Audit Committee may consider having AREP make a higher offer for the land development company and may consider making such offer in Units of AREP (the number of Units could be conditioned upon the Audit Committee's obtaining a fairness opinion), there can be no assurances thereof or whether the transaction will be pursued.

         Other real estate investment opportunities AREP may pursue include entering into joint venture arrangements or providing financing to developers for the purpose of developing single-family homes, luxury garden apartments or commercial properties. The loans may provide for a contractual rate of interest to be paid as well as providing for a participation in the profits of the development and/or an equity participation. Additionally, AREP will seek to acquire underperforming properties through outright purchase or the purchase of the debt or securities of such entities. For example, AREP may elect to establish an ownership position by first acquiring debt secured by targeted assets and then negotiate for the ownership or effective control of some or all of the underlying equity in such assets. AREP may also seek to establish a favorable economic and negotiating position through the acquisition of other rights or interests that provide it with leverage in negotiating the acquisition of targeted assets. AREP will also seek to acquire assets that are not in financial distress but due to the particular circumstances of their ownership, use or location, present substantial opportunities for development or long-term growth. AREP may also consider acquiring additional net-leased properties at appropriate yields or to effectuate tax-free exchanges.

         As mentioned, AREP has invested and expects to invest in undeveloped land and development properties. In particular, AREP expects to continue to pursue this year the development of two residential sites it owns in Armonk, New York and East Hampton, New York. The Armonk site is comprised of approximately 43 residential building lots, and the East Hampton site is comprised of approximately 16 residential building lots. Undeveloped land and development properties involve more risk than properties on which development has been completed. Undeveloped land and development properties do not generate any operating revenue, while costs are incurred to develop the properties. In addition, undeveloped land and development properties incur expenditures prior to completion, including property taxes and development costs. Also, construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond the control of AREP could occur. AREP will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets. Accordingly, the greater the length of time it takes to develop or dispose of these properties, or such parcels, the greater will be the costs incurred by AREP without the benefit of income from these properties, which may adversely affect the ability of AREP to successfully develop such properties. Furthermore, the ultimate disposition price of these properties may be less than the costs incurred by AREP with respect thereto.

         AREP may continue to purchase real estate limited partnership interests by pursuing negotiated agreements or commencing tender offers. The illiquidity of many of these securities and their "informal" trading market enable entities such as AREP to purchase these interests at what may be significant discounts to the value of their underlying real estate in many instances. It should also be noted, however, that such illiquidity may adversely affect AREP's ability to profit from these investments in the near term, although AREP believes that such investments provide opportunities for long term appreciation.

         Further, as reported generally, recent global economic and monetary conditions, especially in Asia, may create opportunities for value-added investors in those markets. AREP has begun to consider additional opportunities in foreign markets, but there can be no assurance that any such transactions will be pursued or consummated. It should be noted that such investments may be subject to additional considerations relating to foreign political and regulatory risks, as well as currency and exchange risks, which may affect the liquidity and value of any such investments in the near term, although AREP believes that such investments provide opportunities for long term appreciation.

         As discussed below, AREP recently made a $42.8 million investment in First Mortgage Notes issued by Stratosphere Corporation ("Stratosphere"), which owns the Stratosphere Tower, Casino & Hotel. In addition to the Stratosphere transaction, AREP may consider additional investment opportunities in the gaming industry. See Item 1 - Recent Acquisitions - Investment in Mortgages and Notes Receivable for a further discussion on Stratosphere, as well as a discussion on AREP's recent investments in the Sands Hotel and Casino and the Claridge Hotel and Casino. It should be noted that investments in the gaming industry involve significant risks, including those relating to competitive pressures and political and regulatory considerations. In recent years, there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns. As new openings and expansion projects have been completed, supply has grown more quickly than demand in some areas, and competition has increased. Likewise, an increase in supply often leads to increases in complimentary and promotional expenses in the industry. While the increase in supply and competition may provide additional investment opportunities for investors such as AREP, such investments may require additional capital expenditures and restructurings (such as in the case of Stratosphere) and there can be no assurance that such investments will not be adversely affected by such pressures or prove to be successful. Furthermore, federal, state and local jurisdictions from time to time consider legislation regarding the gaming industry which could adversely impact gaming operations. AREP believes, however, that investments in the gaming industry provide AREP with opportunities for long term appreciation.

         While AREP believes opportunities in real estate acquisitions continue to remain available, such acquisition opportunities for value-added investors are becoming more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for AREP. As such, they require AREP to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow AREP the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, AREP intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.


         Non-Real Estate Related Investments

         In selecting future investments, AREP may, while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate markets, invest a portion of its funds available for investment in securities of issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate. Such investments may include equity and debt securities of domestic and foreign issuers. The investment objective of AREP with respect to such investments will be to purchase undervalued securities, so as to maximize total returns consisting of current income and/or capital appreciation. Undervalued securities are those which AREP believes may have greater inherent value than indicated by their then current trading price and/or may lend themselves to "activist" shareholder involvement. These securities may be undervalued due to market inefficiencies, may relate to opportunities wherein economic or market trends have not been identified and reflected in market value, or may include those in complex or not readily followed securities. Less favorable financial reports, lowered credit ratings, revised industry forecasts or sudden legal complications may result in market inefficiencies and undervalued situations. As is the case with real estate related investments, with regard to non-real estate related investments, AREP may determine to establish an ownership position through the purchase of debt or equity securities of such entities and then negotiate for the ownership or effective control of some or all of the underlying equity in such assets.

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

         Foreign Markets. Foreign securities and other markets generally are not as developed or efficient as those in the United States. Securities of some foreign issuers are less liquid and more volatile than securities of comparable U.S. issuers. Similarly, volume and liquidity in most foreign securities markets are less than in the United States and, at times, volatility of price can be greater than in the United States. Since foreign securities often are purchased with and payable in currencies of foreign countries, the value of these assets measured in U.S. dollars may be affected favorably or unfavorably by changes in currency rates and exchange control regulations.

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

         Natural Resources Investments. AREP may consider investments in oil and gas and other mineral or natural resource businesses. Income and gains derived from the exploration, development, mining, production, processing, refining, transportation or marketing of oil, gas, minerals or other natural resources is qualifying income for purposes of maintaining AREP's tax classification as a partnership. Accordingly, investments in these lines of business may be done by AREP on a tax efficient basis. Management notes that an investment in any of these lines of businesses will be subject to the inherent investment risks of that business. AREP may determine to conduct any such business through a subsidiary limited liability company or limited partnership to limit the exposure of its other investments. At present, there can be no assurance that any such transactions will be pursued or consummated, or the type of such transaction.


Partnership Distributions

         On March 26, 1998, AREP announced that no distributions on its Depositary Units are expected to be made in 1998. No distributions were made in 1997, 1996 or 1995. In making its announcement, AREP noted that it intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies facing AREP, including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 18% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, 32% of such rentals will be due for renewal. In making its decision, AREP also considered the number of properties that are leased to retail tenants (approximately 29% of AREP's net annual rentals from its portfolio) some of which are experiencing cash flow difficulties and restructurings. Further, AREP noted that the types of investments AREP is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition those assets. See Item 5 - "Market for AREP's Common Equity and Related Security Holder Matters - Distributions" and Item 7

- "Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources and Liquidity."

         On March 31, 1997, AREP distributed to holders of record of its Preferred Units as of March 14, 1997 approximately 103,721 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 27, 1998, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 1998 to holders of record as of March 13, 1998.


Recent Acquisitions

         Investment in Mortgages and Notes Receivable

         In June, 1997 AREP invested approximately $42.8 million to purchase approximately $55 million face value of 14 1/4% First Mortgage Notes, due May 15, 2002, issued by the Stratosphere, which has approximately $203 million of such notes outstanding. An affiliate of the General Partner owns approximately $46.6 million face value of the Stratosphere First Mortgage Notes.

         Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

         Stratosphere and its wholly owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions on January 27, 1997, for Chapter 11 reorganization pursuant to the United States Bankruptcy Code (the "Bankruptcy Code"). Stratosphere and its subsidiary are acting as debtors in possession on behalf of their respective bankrupt estates and are authorized as such to operate their business subject to bankruptcy court supervision.

         Stratosphere recently filed a Second Amended Plan of Reorganization which, as proposed, would provide holders of the First Mortgage Notes with 100% of the equity in the reorganized entity. If such plan is approved by the Bankruptcy Court, it would provide AREP and an affiliate of the General Partner with a controlling interest in such reorganized entity.

         If such transaction were consummated AREP and the affiliate of the General Partner would enter into a joint venture regarding such Stratosphere investment, with such venture to be managed by such affiliate of the General Partner on terms fair and reasonable to AREP; AREP's investment will be structured to comply with applicable regulatory requirements. Furthermore, AREP understands that Stratosphere may seek approximately $100 million for expansion of its hotel facility, a portion of which may be provided by AREP and the affiliate of the General Partner.

         AREP, the General Partner and the directors and officers of the General Partner are currently in the process of pursuing gaming applications to obtain licenses from the Nevada Gaming Authority. AREP understands that the application process may take a number of months. AREP has no reason to believe it will not obtain its necessary license; however, AREP understands that the licensing applications of the affiliate of the General Partner may be reviewed by the authorities earlier than its application. In an effort to facilitate the consummation of the Stratosphere reorganization process if approved by the court in advance of the obtaining of such license by AREP, AREP may transfer its interests in Stratosphere to an affiliate of the General Partner at a price equal to AREP's cost for such Stratosphere First Mortgage Notes. Such transfer will be made to accommodate such reorganization process only if the affiliate of the General Partner receives its license but AREP does not receive its license, by the time of Stratosphere's reorganization as described. However, in such event, the affiliate of the General Partner would be obligated to sell back to AREP, and AREP would be obligated to repurchase, such interests (or their equivalent) in Stratosphere at the same price (together with a commercially reasonable interest factor) when the appropriate licenses are obtained for AREP. AREP believes that there should be no problem for AREP to obtain its license, and thereupon such Stratosphere interests (if so transferred to the affiliate of the General Partner) would be transferred back to AREP; however, in order to secure AREP, if such Stratosphere interests are not so transferred back to AREP then any net gains (less such interest) from the subsequent sale by the affiliate of the General Partner of such Stratosphere interests previously held by AREP will be paid to AREP. Presently, AREP understands that the Stratosphere First Mortgage Notes are trading at less than AREP's cost for such notes, and at December 31, 1997, AREP recorded a $9,790,000 provision for loss on its investment in Stratosphere (See Note 8).

         Furthermore, in January, 1998, AREP acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $17.5 million of First Mortgage Notes issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $14.3 million. Notes in the amount of $185 million were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

         Greate Bay owns and operates the Sands, a destination resort complex, containing a 76,000 foot casino and 532 hotel rooms and other amenities. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

         In January, 1998, AREP also acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. Notes in the amount of $85 million were issued, which bear interest at 11.75% payable annually and are due February 1, 2002.

         The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex, containing a 59,000 foot casino on three levels and 502 hotel rooms and other attractions.

         See Item 1 - "Investment Opportunities and Strategies - Real Estate Investments", above, for a discussion of certain considerations relating to the gaming industry.


         Investment in Real Estate Assets

         On August 18, 1997, a wholly-owned subsidiary of AREP acquired five notes and mortgages for approximately $10,745,000 with an aggregate face amount of approximately $14,340,000, excluding accrued and unpaid interest and penalties owed by the borrower that are estimated to total approximately an additional $8,200,000. The notes are secured by certain real property belonging to the borrower, New Seabury Company Limited Partnership ("New Seabury"). The loans are currently non-performing and the debtor has filed a Chapter 11 petition for relief in the United States Bankruptcy Court, District of Massachusetts. The properties are part of a master planned community situated in the town of Mashpee located on Cape Cod in Massachusetts. AREP is attempting to foreclose on the underlying collateral pertaining to all of the above mentioned notes.

         On September 26, 1997, a wholly-owned subsidiary of AREP acquired four additional notes and mortgages for a purchase price of approximately $5,000,000 with an outstanding principal balance of approximately $8,320,000, excluding accrued and unpaid interest and penalties owed by the borrower that are estimated to total approximately an additional $3,000,000 to $4,000,000. The notes are secured by certain real property belonging to the borrower, New Seabury. The loans also are currently non-performing and subject to the debtor's Chapter 11 proceeding. The properties are part of a master planned community situated in the Town of Mashpee located in Cape Cod in Massachusetts.

         On June 30, 1997, AREP acquired two adjacent medical office buildings located in Nashville, Tennessee, both of which are net leased to Baptist Hospitals, Inc. ("Baptist"). The total purchase price was approximately $34,616,000 which included the assumption of existing mortgages on each building totalling approximately $31,666,000. The lease term, which commenced June 28, 1996, is for 22.5 years with seven 10-year renewal periods at approximately $3,032,000 per annum paid semi-annually. The mortgages bear interest at the rate of 7.84% per annum, self-liquidate on December 31, 2018, and have total debt service of approximately $3,070,000 payable semi-annually.

         On September 26, 1997 AREP purchased a retail property located in Schaumburg, Illinois. The purchase price was approximately $9,138,000 which was paid all in cash. The completed building, which is approximately 100,000 square feet, is to be tenanted by Bed Bath & Beyond, Inc., and Golfsmith International, Inc. Bed Bath & Beyond's lease is for an initial term of fifteen years starting at $565,896 per year for their approximately 71,000 square foot store with four five-year renewal options at increased rentals. Golfsmith International's lease is for an initial term of fifteen years starting at $375,450 per year with three five-year renewal options at increased rentals. The rent commencement date for both tenants occurred in the fourth quarter of 1997. A mortgage loan commitment has been entered into to provide funding of approximately $7,150,000 for this property.

         In December, 1997, AREP purchased two multi-tenant industrial buildings located in Hebron, Kentucky for approximately $19 million. Net rental income for such properties is estimated to be approximately $1.75 million per annum. AREP has entered into a commitment to obtain a mortgage of approximately $12.6 million with interest at 7.21% per annum payable on a 30 year basis due in 124 months.

         AREP also entered into a contract to purchase for approximately $21 million a third single tenant building in the Hebron complex subject to certain contingencies including substantial completion by October, 1998. A mortgage loan commitment has been executed to provide funding of $19.4 million in connection with this acquisition.


         Investment in Real Estate Limited Partnership Units

         In June 1996, AREP entered into an agreement with non-affiliated third parties and became a member of a limited liability company, Beattie Place LLC ("Beattie"). The purpose of Beattie is to acquire, hold, and ultimately dispose of limited partnership units in ten Balcor Limited Partnerships (the "Balcor Units") in connection with previously commenced tender offers. These Balcor limited partnerships own and operate commercial and multi-family real estate properties nationwide. AREP agreed to purchase a non-voting membership interest in Beattie of approximately 71.5%. As of December 31, 1997, Beattie purchased approximately 119,000 Balcor Units of which approximately 85,000 Balcor Units represent AREP's pro rata share. A total of approximately $9,834,000 was invested by AREP in this venture. AREP received return of capital distributions of approximately $2,476,000 in excess of its original investment.

         On July 17, 1996, AREP and Bayswater Realty and Capital Corp. ("Bayswater"), an affiliate of Icahn, became partners of Boreas Partners, L.P. ("Boreas"), a Delaware limited partnership. AREP's total partnership interests in Boreas is 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for outstanding limited partnership and assignee interests of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and an affiliated general partner have a total interest in Raleigh of 33 1/3%. A total of approximately $13,729,000 invested by AREP in these ventures representing approximately 35,000 Arvida units, net of a return of capital distribution of approximately $4,629,000. See
Note 7 to the Financial Statements contained herein.

         As of December 31, 1997, AREP had participated in four other tender offers for limited partnership units. AREP has invested approximately $9,192,000 in these partnerships.

         In February 1998, AREH formed Olympia Investors, L.P. ("Olympia"), a Delaware limited partnership, the general partner of which is Olympia-GP, Inc., a Delaware corporation also formed in February 1998 and wholly-owned by AREH, and the sole limited partner of which is AREH. On March 12, 1998, Olympia commenced tender offers for units of limited partnership interest ("IR Units") of the following limited partnerships (the "IR Partnerships"), representing approximately 40% of each of the IR Partnerships: (i) Integrated Resources High Equity Partners - Series 85; (ii) High Equity Partners L.P. - Series 86; and
(iii) High Equity Partners L.P. - Series 88. The offers aggregate approximately $52.6 million. The offers are scheduled to expire at 12:00 midnight, New
York City time, on April 8, 1998, unless extended. There can be no assurance that such offers for the IR Units will be successful.

         In connection with the making of the Offers, AREH and Olympia entered into an agreement dated March 6, 1998 (the "Agreement") with Presidio Capital Corp. ("Presidio"), a corporation organized in the British Virgin Islands which directly or indirectly controls the general partners of each of the IR Partnerships. Under the Agreement, among other things, Presidio has a call option to purchase 50% of the IR Units acquired by Olympia pursuant to the offers at a price per IR Unit equal to the lesser of the price paid by Olympia or 85% of net asset value (except the limitation of the call price to 85% of net asset value will not apply if Olympia raises its price above that amount in to meet or top competing third party bids), plus 50% of Olympia's costs associated with the offers. In addition, the Agreement contains buy/sell provisions pursuant to which either party can initiate buy/sell procedures by notifying the other of a specified price per IR Unit (not to exceed then current net asset value) and the other terms and conditions on which the non-initiating party would then be required to elect either to buy certain IR Units from the initiating party or to sell certain IR Units to the initiating party.

Investment in RJR

         In 1996, AREP purchased 3,121,700 shares of RJR Nabisco Holdings Corp. ("RJR"), representing approximately 1.1% of the total outstanding RJR common shares, at a total cost of approximately $83,000,000, and at an average cost per share of $26.46 per share. Icahn owned (through affiliates) an additional 16,808,100 shares of RJR. In February 1997, AREP sold its entire interest in RJR for net proceeds of approximately $112,000,000 realizing a gain of approximately $29,000,000. See Note 6 to the Financial Statements contained herein. AREP's pro rata share of third party expenses relating to such RJR investment was approximately $2,154,000 which was approved by the Audit Committee and paid in 1997.

Financing Activities

         During 1997, AREP had approximately $6,854,000 in maturing balloon mortgages due, all of which was repaid. Approximately $3,500,000 of additional balloon payments are due during 1998. During the period 1998 through 1999 approximately $9,000,000 in balloon mortgages will come due. AREP will seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may repay them from cash flow and reserves created from time to time, thereby reducing cash flow otherwise available for other uses.

         AREP also has maturing debt requirements under its two unsecured note agreements (the "Note Agreements") that it entered into in May 1988. Under the Note Agreements, AREP is required to make semi-annual interest payments and annual principal payments. In May 1994, AREP repaid $10,000,000, and in 1995 through 1997, repaid $11,308,000 each year in respect of the outstanding principal balance under the Note Agreements. A final principal payment of approximately $11,308,000 is due under such agreements in May, 1998. See Note 11 to the Financial Statements contained herein. See Item 2 - "Properties."

         AREP is continuing to seek opportunities to refinance upon favorable terms and sell certain of its properties to generate proceeds for future investments. Management continues to seek to improve the long-term value of AREP's portfolio by, among other means, using its available cash and reinvesting capital transaction proceeds to maximize capital appreciation and diversification of the portfolio.

Leasing Activities

         In 1997, seven leases covering seven properties and representing approximately $812,000 in annual rentals expired. Six of these leases, originally representing approximately $661,000 in annual rental income, were re-let or renewed for approximately $676,000 in annual rentals. Such renewals are generally for a term of five years. One property, with an approximate annual rental income of $151,000 is currently being marketed for sale or lease.

         In 1998, 25 leases covering 25 properties and representing approximately $2,123,000 in annual rentals are scheduled to expire. Eleven of these leases, originally representing approximately $403,000 in annual rental income have been or will be re-let or renewed for approximately $414,000 in annual rentals. Such renewals are generally for a term of five years. Six properties with an approximate annual rental income of $947,000 will be marketed for sale or lease when the current lease term expires. Four properties with annual rental income of $210,000 will be purchased by their tenants pursuant to the exercise of purchase options. The status of four leases, with approximate annual rental income of $563,000 is uncertain at this time.

         By the end of the year 2000, net leases representing approximately 18% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 32% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase the property. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. In addition, net leases representing approximately 29% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, many of which are currently experiencing cash flow difficulties and a number of which are in bankruptcy. As a result, operating expenses may be incurred with respect to the properties underlying any such leases rejected in bankruptcy and those expenses, coupled with the effects of the downturn in the retail markets, could have an adverse impact on AREP's net cash flow.


Bankruptcies and Defaults

         AREP is aware that 14 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects - at least in the near term - to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 14 present and former tenants involved in bankruptcy proceedings or reorganization, ten have rejected their leases, affecting 29 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow

(including both the decrease in revenues from lost rents, as well as increased operating expenses).

         On June 23, 1995, Bradlees, a tenant leasing four properties owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rentals for these four properties is approximately $1,320,000. The tenant is current in its obligations under the leases. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases, which will require an order of the Bankruptcy Court. There are existing assignors who are still obligated to fulfill all of the terms and conditions of the leases. At December 31, 1997, the carrying value of these four properties was approximately $6,978,000. One of the properties is encumbered by a nonrecourse mortgage payable of approximately $870,000.

         On September 18, 1995, Caldor Corp., a tenant leasing a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of pre-petition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At December 31, 1997, the property was vacant and had a carrying value of approximately $1,874,000 and is unencumbered by any mortgage.

         On September 24, 1996 Best Products, a tenant leasing a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rental for this property was approximately $508,000. The tenant has exercised its right to reject the lease, effective April 30, 1997, which has been approved by the Bankruptcy Court. At December 31, 1997, the property was vacant and had a carrying value of approximately $3,300,000 and is unencumbered by any mortgage.

         For a description of certain other tenant and mortgagor bankruptcies affecting AREP, please refer to Notes 9 and 15 to the Financial Statements contained herein. The General Partner monitors all tenant bankruptcies and defaults and may, when it deems it necessary or appropriate, establish additional reserves for such contingencies.


Environmental Matters

         Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property invested in by AREP, AREP could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. AREP will generally require that properties in which AREP invests have been subject to a Phase I environmental site assessment, which involves record review, visual site assessment and personnel interviews, but does not involve invasive procedures such as air and soil sampling or groundwater analysis. There can be no assurance, however, that these evaluations will reveal all potential liabilities or that future property uses or conditions or changes in applicable environmental laws and regulations or activities at nearby properties will not result in the creation of environmental liabilities with respect to a property.

         Additionally, pursuant to the Resource Conservation and Recovery Act 42 U.S.C. section 9601, et seq. and the regulations promulgated thereunder ("RCRA") certain owners, operators and other parties in control of a property that has a non-exempt underground storage tank ("UST") are required to remove, replace, retrofit or take such tanks out of service by December 22, 1998. Many of AREP's tenants have UST's that may be covered by this requirement. AREP is in the process of finalizing a notification protocol to address this situation. AREP believes that under the terms of its net leases with its tenants, the cost of, and obligation to comply with, this RCRA requirement generally would be the responsibility of its tenant. At this time, AREP cannot ascertain whether or not any of its tenants will refuse to assume and implement this obligation. Furthermore, with respect to vacated properties and prior lease terminations, there cannot be any assurance that AREP would not be deemed responsible for this RCRA requirement. There also can be no assurance that a tenant will bear the costs of, or undertake compliance with, this RCRA requirement.

         Most of AREP's properties continue to be net-leased to single corporate tenants, and AREP believes these tenants would be responsible for any environmental conditions existing on the properties they lease. Normally, therefore, such conditions should not have a material adverse effect on the financial statements or competitive position of AREP. Many of the properties acquired by AREP in connection with the Exchange Offer were not subjected to any type of environmental site assessment at the time of the acquisition. Consequently, AREP undertook to have Phase I Environmental Site Assessments initiated at certain properties (approximately 160) in its portfolio. In addition, AREP conducted approximately 50 more Phase I Environmental Site Assessments during 1997 on some of the properties in its portfolio which had not yet been assessed. AREP believes that under the terms of its net leases with its tenants, the costs of any environmental problems that may be discovered on these properties generally would be the responsibility of such tenants. However, while most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP would not be deemed to be a responsible party or that the tenant could bear the costs of remediation.

         The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. AREP has notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. It is possible that, in some instances, the tenant will either refuse to take appropriate action, or fail to respond at all, in which case AREP may be required to act. Therefore, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million. However, as no Phase II Environmental Site

Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation. Phase I Environmental Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate.

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

         Except for certain properties operated by AREP, the General Partner believes that the existing net leases require the tenants of many of AREP's properties to comply with the ADA. If a tenant does not comply with the ADA or rejects its lease in bankruptcy without complying with the ADA, AREP may ultimately have to bear the expense of complying with the ADA.

         As AREP acquires more operating properties, it may be required to make expenditures to bring such properties into compliance with the ADA and other applicable laws.


Employees

         Eighteen people, including three who are officers of the General Partner, presently perform services for AREP on a full-time basis. These people perform administrative services for AREP, including accounting, legal, financial, investor services, secretarial, real estate management and other services. Management believes it currently has sufficient staffing to operate effectively the day-to-day business of AREP.


Competition

         Competition in leasing and selling remains strong. As previously discussed, many of AREP's tenants have rights to renew at prior rental rates. AREP's experience is that tenants will renew below market leases and permit leases that are less marketable or at above market rents to expire, making it difficult for AREP to re-let or sell on favorable terms properties vacated by tenants. The real estate market continues to be weak in certain areas of the country, particularly in the retail category. The downturn in the retail markets and ongoing corporate consolidations have contributed to increasing vacancy rates and oversupply for retail tenants. AREP believes it is one of the largest real estate entities of its kind and that it will continue to compete effectively with other similar real estate companies, although there are real estate entities with greater financial resources than AREP.

         Competition for investments of the type AREP intends to pursue has been increasing in recent years, including that from a number of investment funds and REITS that have raised additional capital for such investments, resulting in, among other things, higher prices for such investments. Such investments have become more competitive to source and the increased competition may have an adverse impact on the spreads and AREP's ability to find quality assets at appropriate yields. While AREP believes its capital base may enable it to gain a competitive advantage over certain other purchasers of real estate by allowing it to respond quickly and make all cash transactions without financing contingencies where appropriate, there can be no assurance that this will be the case.


Item 2.  Properties.

         As of March 2, 1998, AREP owned 205 separate real estate assets (primarily consisting of fee and leasehold interests and, to a limited extent, interests in real estate mortgages) in 35 states. These properties are generally net-leased to single corporate tenants. Approximately 90% of AREP's properties are currently net-leased, 3% are operating properties, 2% are in the process of being developed and 5% are vacant and being marketed for sale. See Note 10 to the Financial Statements contained herein for information on mortgages payable.

         The following table summarizes the type, number per type and average net effective rent per square foot of AREP's properties:

                           Number                   Average Net Effective
Type of Property        of Properties                Rent Per Square Foot
---------------         -------------               ---------------------
Retail                       95                             $4.46(1)
Industrial                   21                             $2.25(1)

                              Number                   Average Net Effective
Type of Property           of Properties                Rent Per Square Foot
---------------            -------------               ---------------------
Office                             30                             $7.55(1)
Supermarkets                       20                             $3.36(1)
Banks                               8                             $5.20(1)
Other:
  Properties That
    Collateralize Purchase
    Money Mortgages                 9                             N/A
  Land                             15                             N/A
  Truck Terminals                   4                             $3.72(1)
  Hotels                            2                             N/A
  Apartment Complexes               1                             N/A

-----------------

(1)  Based on net-lease rentals.

         The following table summarizes the number of AREP's properties in each region specified below:

         Location                          Number
        of Property                     of Properties
        -----------                     -------------
   United States:
     Southeast                                92
     Northeast                                42
     South Central                             9
     Southwest                                15
     North Central                            41
     Northwest                                 6

         From January 1, 1997 through March 2, 1998, AREP sold or otherwise disposed of 25 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $47,000,000 in cash, net of closing costs and amounts utilized to satisfy mortgage indebtedness which encumbered such properties. As of December 31, 1997, AREP owned seven properties that were being actively marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $4,164,000.

         On January 7, 1997 AREP sold three properties tenanted by Federal Realty Investment Trust ("FRIT") for a total selling price of approximately $9,363,000. Two first mortgages with principal balances outstanding of approximately $878,000 were repaid at closing. In addition, closing costs of approximately $40,000 were incurred. As a result, AREP recognized a gain of approximately $1,778,000 in 1997. In addition, on January 7, 1997, FRIT made a loan to AREP in the approximate amount of $8,759,000 secured by a fourth property tenanted by FRIT located in Broomal, Pennsylvania. Concurrently with this loan, AREP granted and FRIT exercised an option to purchase the Broomal property with a closing to occur on or about June 30, 1998. The purchase price is the unpaid balance of the mortgage loan of approximately $8,500,000 at the closing date. The nonrecourse mortgage loan bears interest at the rate of 8% per annum and requires monthly debt service payments of approximately $72,000.

         On January 16, 1997, AREP sold the Travelodge Hotel it had been operating since January 18, 1996 when the former tenant, Forte Hotels, Inc. entered into a Lease Termination and Mutual Release Agreement. The selling price was approximately $2,165,000 net of closing costs. A gain of $1,403,000 was recorded in 1997.

         In April 1997, AREP sold the hotel property located in Phoenix, Arizona. The selling price was approximately $15,525,000 net of approximately $250,000 of closing costs. A gain of approximately $7,863,000 was recognized in 1997. See Item 1 -- "Investment in Real Estate Assets."

         On December 12, 1997, AREP sold the property tenanted by Hancock Bank located in Baton Rouge, Louisiana. The selling price was $5,075,000 and closing costs of approximately $84,000 were incurred. As a result, AREP recognized a gain of approximately $1,345,000.

         For each of the years ended December 31, 1997, 1996 and 1995, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1997, 1996 and 1995, PGEC occupied a property, which represented more than 10% of AREP's total real estate assets. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity, whose shares are traded on the NYSE.

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

         On December 5, 1997 AREP executed a mortgage loan with Principal Mutual Life Insurance Company in the original principal amount of approximately $46.3 million, secured by, among other things, a first deed of trust, security agreement and assignment of rents on the PGEC Property. The loan replaced the existing mortgage loan on the complex with an outstanding principal balance of approximately $24.2 million, bearing interest at 8.5% and maturing in 2002.

         The interest rate is fixed at 7.51%. The entire net annual rent payable by PGEC of approximately $5,137,000 is required to be applied toward the debt service on the loan. The refinancing has a maturity date of September 10, 2008, at which time a remaining principal payment of approximately $20 million will be due from AREP.


Item 3.  Legal Proceedings.

Unitholder Litigation

         Two limited partners in AREP brought a derivative action against AREP, the General Partner, its directors and one of its officers, alleging breach of fiduciary duties by the defendants in connection with, inter alia, AREP's investments in Arvida and Stratosphere, Amanda & Kimberly Kahn v. Carl C. Icahn, et al., C.A. No. 15916 (Del. Ch.). Plaintiffs claim that defendant Icahn improperly diverted opportunities to participate in these investments from AREP to himself. Plaintiffs seek damages arising from these alleged breaches of fiduciary duty, attorneys fees and other relief. Management believes plaintiffs claims are without merit and are vigorously defending against them.

         In August 1994, three class action complaints against AREP were filed with the Delaware Court of Chancery, New Castle County, in connection with the 1995 Offering, Allan Haymes, I.R.A. v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl C. Icahn and Steven Yavers v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl
C. Icahn and Wilbert Schoomer v. American Real Estate Partners, L.P., American Property Investors, Inc. and Carl C. Icahn (the "Complaints"). The Complaints were consolidated. The Complaints claimed defendants breached fiduciary and common law duties owed to plaintiffs and plaintiffs' class by self dealing and failing to disclose all relevant facts regarding the 1995 Offering, and sought declaratory and injunctive relief declaring the action was properly maintainable as a class action, declaring the defendants breached their fiduciary and other duties, enjoining the 1995 Offering, ordering defendants to account for all damages suffered by the class for alleged acts and transactions and awarding further relief as the court deemed appropriate. On April 7, 1995, defendants moved to dismiss the consolidated complaint as moot. On July 28, 1995, the parties submitted a stipulation of dismissal agreeing to dismiss the action as moot. The plaintiffs reserved their right to make application to the Court for fees and expenses. On August 3, 1995, the Court signed an order dismissing the plaintiffs' claims with prejudice as moot. The Court retained jurisdiction with respect to any application filed by the plaintiffs for fees and expenses.

         In January 1997, the plaintiffs by their attorneys submitted an application for an award of attorneys' fees and reimbursement of expenses in the aggregate of $500,000. AREP opposed this application and on December 3, 1997, the Court awarded plaintiffs an award of attorneys fees and expenses in the amount of $158,566. AREP paid the award in January, 1998.

Environmental Litigation

         Lockheed, a tenant of a formerly-held leasehold property in Palo Alto, California, has entered into a consent decree with the California Department of Toxic Substances ("CDTS") to undertake certain environmental remediation at this property. Lockheed has estimated that the environmental remediation costs may be up to approximately $14,000,000. In a non-binding determination by CDTS, Lockheed was found responsible for approximately 75% of such costs and the balance was allocated to other parties. AREP was allocated no responsibility for any such costs.

         Lockheed previously served a notice that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. In this notice of arbitration, Lockheed stated that it would attempt to have allocated to AREP and to AREP's ground-lessor (which may have sought to claim a right of indemnity against AREP) approximately 9% and 17%, respectively, of the total remediation costs. In April 1995 Lockheed began ground water remediation at the leasehold property.

         On February 19, 1998, the property was conveyed by AREP to Lockheed for a purchase price of $9,400,000. In connection with the sale, Lockheed executed a release and indemnity in favor of AREP and a stipulation dismissing the environmental arbitration, as against AREP. Leland Stanford Junior University (the fee owner/ground lessor) also executed a release in favor of AREP.

         On December 11, 1995, Panos Sklavenitis commenced an action against the Subsidiary and others related to a shopping center that he purchased from a successor-in-interest to AREP. The action was brought in the United States District Court for the Central District of California, for reimbursement of the cost of remediating certain environmental contamination that appears to have been caused by a dry cleaner that was a tenant at the property; the amount of damages sought have not yet been quantified. Mr. Sklavenitis is suing the parties who are in the chain of ownership, as well as the dry cleaner and its predecessor. AREP is presently engaged in discussions to settle this matter and has made an offer of $10,000 toward an aggregate settlement, although there can be no assurances that such offer will be accepted.


Bankruptcies

         AREP is aware that 14 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Of AREP's 14 present and former tenants involved in bankruptcy proceedings or reorganization, nine have rejected their leases, affecting 29 properties, all of which have been vacated by such tenants. See also Notes 9 and 15 to the Financial Statements contained herein and "Business - Bankruptcies and Defaults" which describe various tenant and mortgagor bankruptcies for which AREP has filed claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Unitholders during 1997.

                                     PART II

Item 5.  Market for AREP's Common Equity and Related Security Holder Matters.

Market Information

         AREP's Depositary Units are traded on the NYSE under the symbol "ACP." Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 1996 through December 31, 1997 is as follows:

Quarter Ended:            High           Low
-------------             ----           ---
March 31, 1996          $ 9.375       $ 8.625
June 30, 1996             9.125         8.875
September 30, 1996        9.125         8.625
December 31, 1996         9.25          8.875

March 31, 1997           11.75          9.125
June 30, 1997            14.25          9.875
September 30, 1997       13.625        10.625
December 31, 1997        11.375         9.4375

         On March 2, 1998, the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $11.0625.

         As of March 2, 1998, there were approximately 15,000 record holders of the Depositary Units.

         Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.


Distributions

         On March 26, 1998, the Board of Directors of the General Partner announced that no distributions are expected to be made in 1998. In making its announcement, AREP noted it plans to continue to apply available Partnership operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 18% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, 32% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 29% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

AREP further stated that it continues to believe that excess cash should be used to enhance long-term Unitholder value through investment in assets and companies with assets undervalued by the market. AREP believes that, in addition to acquiring development properties, non-performing mortgage obligations and securities of companies which may be undergoing restructuring or with real estate assets requiring significant capital investments, it should diversify its portfolio and seek to make acquisitions of land development companies and other real estate operating companies which may have significant assets under development and may enhance its ability to develop and manage these properties. These types of investments may involve debt restructuring, capital improvements and active asset management, and by their nature may not be readily financeable and may not generate immediate positive cash flow. As such, they require AREP to maintain a strong capital base both to react quickly to these market opportunities as well as to allow AREP to rework the assets to enhance their turnaround performance. See Item 7 - "Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources and Liquidity."

         As of March 2, 1998, there were 46,198,284 Depositary Units and 7,311,054 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the NYSE under the symbol "ACP PR." The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at a rate of 5% of the liquidation preference thereof, payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, AREP, with the approval of the Audit Committee, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in Item 10 - "Directors and Executive Officers of AREP," below.

         On March 31, 1997, AREP distributed to holders of record of its Preferred Units as of March 14, 1997, approximately 103,721 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 27, 1998, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 1998 to holders of record as of March 13, 1998.

         Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.

Repurchase of Depositary Units

         AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. As of March 2, 1998, AREP had purchased 1,037,200 Depositary Units at an aggregate cost of approximately $11,184,000. Management has not been acquiring Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units.


Item 6.  Selected Financial Data.


                                                                (Dollars in Thousands Except Per Unit Amounts)
                                                                           Year Ended December 31,
                                                           -------------------------------------------------------
                                                1997*         1996*         1995*          1994*          1993*
                                             -----------   ----------    -----------    -----------    -----------
Total revenues                               $    70,918   $   71,774    $    69,920    $    61,551    $    60,157
                                             ===========   ==========    ===========    ===========    ===========
Earnings before property
  and securities transactions                $    41,020   $   34,240    $    30,833    $    19,577    $    18,379

Gain on sales and
  disposition of real estate                      16,051       24,517          5,091          4,174          4,760

Gain on sales of marketable
  equity securities                               29,188           --             --             --             --

Provision for loss on mortgages
  receivable                                      (9,790)          --             --             --             --

Provision for loss on real
  estate                                          (1,085)        (935)          (768)          (582)          (462)
                                             -----------   ----------    -----------    -----------    -----------

Net earnings                                 $    75,384   $   57,822    $    35,156    $    23,169    $    22,677
                                             ===========   ==========    ===========    ===========    ===========
Net earnings per limited
  partnership unit:

  Basic:

    Earnings before property and
      Securities transactions                $      1.19   $     1.27    $      1.30    $      1.39    $      1.30

    Net gain from property and
      Securities transactions                       1.08          .90            .19            .25            .30
                                             -----------   ----------    -----------    -----------    -----------

  Net earnings                               $      2.27   $     2.17    $      1.49    $      1.64    $      1.60
                                             ===========   ==========    ===========    ===========    ===========

Weighted average limited
  partnership units outstanding               31,179,246   25,666,640     22,703,180     13,812,800     13,812,800
                                             ===========   ==========    ===========    ===========    ===========

  Diluted:

    Earnings before property and
      securities transactions                $      1.16   $     1.20    $      1.17    $      1.39    $      1.30

    Net gain from property and
      securities transactions                        .97          .82            .16            .25            .30
                                             -----------   ----------    -----------    -----------    -----------
  Net earnings                               $      2.13   $     2.02    $      1.33    $      1.64    $      1.60
                                             ===========   ==========    ===========    ===========    ===========

Weighted average limited partnership
  units and equivalent partnership
  units outstanding                           34,655,395   28,020,392     27,538,840     13,812,800     13,812,800
                                             ===========   ==========    ===========    ===========    ===========
Distributions to partners                    $        --  $        --    $        --    $        --    $     7,078

At year end:

Real estate leased to others                 $   387,252  $   357,184    $   412,075    $   437,699    $   444,409

Hotel operating properties                   $     5,002  $    12,955    $    13,362    $    13,654    $    14,070

Investment in treasury bills                 $   372,165  $        --    $        --    $        --    $        --

Mortgages and note receivable                $    59,970  $    15,226    $    15,056    $     8,301    $    20,065

  Total assets                           $991,230     $641,310     $620,880    $492,868      $502,981

  Senior indebtedness                    $ 11,308     $ 22,616     $ 33,923    $ 45,231      $ 55,231

  Mortgages payable                      $156,433     $115,911     $163,968    $174,096      $195,274

  Partners' equity                       $809,325     $485,559     $404,189    $259,237      $236,068


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

General

         AREP believes that it will benefit from diversification of its portfolio of assets. To further its investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. From time to time AREP has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to AREP. In this regard, in 1997 an offer was made by AREP acting through its Audit Committee to purchase a land development company owned by Icahn for approximately $48.5 million, which offer was not accepted. While the Audit Committee may consider having AREP make a higher offer for the land development company and may consider making such offer in Units of AREP (the number of Units would be conditioned upon the Audit Committee's obtaining a fairness opinion), there can be no assurances thereof or whether the transaction will be pursued. Additionally, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, AREP believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and debt or equity securities of companies which may be undergoing restructuring, and sub-performing properties that may require active asset management and significant capital improvements. AREP notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for AREP. As such, they require AREP to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow AREP the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, AREP intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

         By the end of the year 2000, net leases representing approximately 18% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 32% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it is expected that it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow in the future from such properties.

         The Amendment became effective in August, 1996 and permits AREP to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate market. AREP made an investment in accordance with the Amendment in the common stock of RJR and recognized a gain of approximately $29 million on the sale of this investment. In addition, AREP has invested approximately $42.8 million in Stratosphere. (See Note and see Item 1 - "Investment Opportunities and Strategies - Non-Real Estate
Related Investments").

         AREP raised funds through the 1997 Offering to increase its assets available for investment, take advantage of assets investment opportunities, further diversify its portfolio of assets and mitigate against the impact of potential lease expirations. The 1997 Offering was successfully completed in September 1997 and net proceeds of approximately $267 million were raised for investment purposes.

         Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of AREP. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms.

While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as AREP acquires more operating properties, its exposure to environmental clean-up costs may increase. AREP completed Phase I Environmental Site Assessments of certain of its properties by third-party consultants. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed. AREP has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. If such tenants do not arrange for further investigations, or remediations, if required, AREP may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, AREP has conducted Phase I Environmental Site Assessments for approximately 50 more net leased properties during 1997. None of these studies has indicated any significant likelihood of environmental contamination from tenant operation although there can be no assurances thereof. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate. AREP is in the process of finalizing a protocol for notifying tenants of RCRA's December 22, 1998 requirements for UST's. If any tenants required to comply with RCRA fail to do so, AREP may determine to undertake same at its own cost. AREP may also, at its own cost, have to cause compliance with this RCRA requirement in connection with vacated properties, bankrupt tenants, as well as non-net leased properties and new acquisitions.

         AREP is considering the potential impact of the year 2000 in the processing of date- sensitive information by AREP's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of AREP's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on AREP's financial position, results of operations or cash flows in future periods. However, if AREP, its tenants or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, AREP anticipates devoting the necessary resources to resolve all significant year 2000 issues in a timely manner.

Results of Operations

         Calendar Year 1997 Compared to Calendar Year 1996

         Gross revenues decreased by approximately $856,000, or 1.2%, during the calendar year 1997 as compared to the same period in 1996. This decrease reflects approximate decreases of $3,945,000, or 39.3%, in hotel operating income, $3,382,000, or 16.9%, in rental income, $2,698,000 in other income and $927,000, or 3.6%, in interest income on financing leases partially offset by approximate increases of $6,860,000, or 69.5%, in interest income on treasury bills and other investments and $3,236,000 in dividend income. The decrease in hotel operating income is primarily attributable to the sale of the Phoenix Holiday Inn in April 1997. The decrease in rental income is primarily due to property sales. The decrease in other income is primarily due to the Travelodge lease termination in 1996. The decrease in interest income on financing leases is primarily attributable to normal lease amortization and property sales. The increase in interest income on treasury bills and other investments is primarily due to an increase in short-term investments as a result of the 1997 Offering. The increase in dividend income is due to AREP's investment in limited partnership units.

         Expenses decreased by approximately $7,636,000, or 20.3%, during the calendar year 1997 compared to the same period in 1996. This decrease reflects decreases of approximately $3,654,000, or 21.7%, in interest expense, $2,709,000, or 35.4%, in hotel operating expenses, $954,000, or 21.6%, in property expenses and $568,000, or 10.0%, in depreciation and amortization partially offset by an increase of approximately $249,000, or 8.5%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The decrease in hotel operating expenses is primarily attributable to the sale of the Phoenix Holiday Inn in April 1997.

         Earnings before property and securities transactions increased during the calendar year 1997 by approximately $6,780,000 compared to the same period in 1996, primarily due to increased interest income on treasury bills and other investments and dividend income and decreased property expenses and interest expense due to repayments of maturing debt obligations partially offset by decreased rental income, other income, net hotel operating income and interest income on financing leases.

         Gain on property transactions decreased by approximately $8,466,000 during the calendar year 1997 as compared to the same period in 1996, due to differences in the size and number of transactions.

         During the calendar year 1997, AREP recorded a provision for loss on real estate of approximately $1,085,000 as compared to $935,000 in the comparable period of 1996.

         During the calendar year 1997, AREP recorded a provision for loss on mortgages receivable of $9,790,000 in connection with its investment in Stratosphere. There was no such provision in 1996.

         During the calendar year 1997, AREP recorded a non-recurring gain on the sale of marketable securities of approximately $29,188,000 relating to its RJR stock. There was no such transaction in 1996.

         Net earnings for the calendar year 1997 increased by approximately $17,562,000 as compared to net earnings for calendar year 1996 primarily due to the non-recurring gain on the sale of the RJR stock and increased earnings before property and securities transactions, partially offset by the provision for loss on mortgages receivable and decreased gain on sales of real estate.

         Diluted earnings before property and securities transactions per weighted average limited partnership unit outstanding were $1.16 in 1997 compared to $1.20 in 1996, and diluted net gain from property and securities transactions was $.97 in 1997 compared to $.82 in 1996. Diluted net earnings per weighted average limited partnership unit outstanding totaled $2.13 in 1997 compared to $2.02 in 1996.

         Calendar Year 1996 Compared to Calendar Year 1995

         Gross revenues increased by approximately $1,853,000, or 2.7%, during the calendar year 1996 as compared to the same period in 1995. This increase reflects approximate increases of $2,641,000 in dividend income, $1,713,000, or 21.0%, in interest income on treasury bills and other investments, $357,000, or 1.8%, in rental income, $312,000 in other income, and $209,000, or 2.1%, in hotel operating income partially offset by a decrease of approximately $3,379,000, or 11.5%, in interest income on financing leases. The increase in dividend income is primarily due to AREP's investment in RJR common stock. The increase in interest income on treasury bills and other investments is primarily due to increased interest income earned on the 1995 Offering and sales proceeds and the investment in the Facility Agreement. The increase in rental income is primarily due to the joint ventures' properties which are now operating. The hotel operating revenues were generated by two hotels operated by AREP through a third party management company since August 7, 1992. The decrease in interest income on financing leases is primarily attributable to normal lease amortization and property sales.

         Expenses decreased by approximately $1,554,000, or 4.0%, during the calendar year 1996 compared to the same period in 1995. This decrease reflects decreases of approximately $2,771,000, or 14.1%, in interest expense and $42,000, or .5%, in hotel operating expenses, partially offset by increases of approximately $584,000, or 15.2%, in property expenses, $342,000, or 6.4%, in depreciation and amortization, and $333,000, or 12.8%, in general and administrative expenses. The decrease in interest expense is primarily attributable to normal loan amortization and reductions due to repayments of maturing balloon debt obligations, including the Senior Unsecured Debt, as well as the sale of encumbered properties. The hotel expenses were generated from the hotels mentioned previously.

         Earnings before property transactions increased during the calendar year 1996 by approximately $3,407,000 as compared to the same period in 1995, primarily due to increased dividend and interest income, decreased interest expense, partially offset by a decrease in financing lease income.

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

         Diluted earnings before property and securities transactions per weighted average limited partnership unit outstanding were $1.20 in 1996 compared to $1.17 in 1995, and diluted net gain from property and securities transactions was $.82 in 1996 compared to $.16 in 1995. Diluted net earnings per weighted average limited partnership unit outstanding totalled $2.02 in 1996 compared to $1.33 in 1995.

Capital Resources and Liquidity

         Generally, the cash needs of AREP for day-to-day operations have been satisfied from cash flow generated from current operations. In recent years, AREP has applied a significant portion of its cash flow to the repayment of maturing debt obligations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes and non-recurring other income) plus principal payments received on financing leases as well as principal receipts on certain mortgages receivable reduced by periodic principal payments on mortgage debt.

         AREP may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 32% of AREP's net annual rentals will be due for renewal by the end of the year 2002. In 1997, seven leases covering seven properties and representing approximately $812,000 in annual rentals expired. Six of these leases originally representing approximately $661,000 in annual rental income have been or will be re-let or renewed for approximately $676,000 in annual rentals. Such renewals are generally for a term of five years. One property, with an approximate annual rental income of $151,000, is currently being marketed for sale or lease.

         In 1998, 25 leases covering 25 properties and representing approximately $2,123,000 in annual rentals are scheduled to expire. Eleven of these leases originally representing approximately $403,000 in annual rental income have been or will be re-let or renewed for approximately $414,000 in annual rentals. Such renewals are generally for a term of five years. Six properties, with an approximate annual rental income of $947,000, will be marketed for sale or lease when the current lease term expires. Four properties with annual rental income of $210,000 will be purchased by their tenants pursuant to the exercise of purchase options. The status of four leases, with approximate annual rental income of $563,000, is uncertain at this time.

         In 1997 AREP sold 22 properties representing approximately $2,596,000 of net operating cash flow for net proceeds of approximately $37.6 million which are being retained for reinvestment.

         On March 26, 1998, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 1998. In making its announcement, AREP noted it plans to continue to apply available operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies including environmental matters and scheduled lease expirations. As previously reported, by the end of the year 2000, net leases representing approximately 18% of AREP's net annual rentals will be due for renewal, and by the end of the year 2002, 32% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 29% of AREP's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. Further, AREP noted that the types of investments AREP is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition those assets.

         During the year ended December 31, 1997, AREP generated approximately $38.7 million in cash flow from day-to-day operations which excludes approximately $3.9 million in interest earned on the 1997 Offering proceeds which will be retained for future acquisitions. During 1996, AREP generated approximately $31.9 million in such cash flow from day-to-day operations which excluded approximately $4 million in interest earned on the proceeds from 1995 Rights Offering.

         Capital expenditures for real estate, excluding new acquisitions, were approximately $1,836,000 during 1997. During 1996, such expenditures totalled approximately $3,900,000.

         Pursuant to the Note Agreements, AREP is required to make semi-annual interest payments and annual principal payments. The interest rate charged on the Senior Unsecured Debt is 9.6% per annum. As of December 31, 1997, AREP was in compliance with the terms of the Note Agreements. AREP has the final $11.3 million principal payment due on its Senior Unsecured Debt in May 1998 and approximately $3.5 million and $5.4 million of maturing balloon mortgages due in 1998 and 1999, respectively. During the year ended December 31, 1997, approximately $18.2 million of maturing debt obligations, including an $11.3 million payment on the Senior Unsecured Debt were repaid out of AREP's cash flow. During the year ended December 31, 1996, $26.5 million of maturing debt obligations were repaid out of AREP's cash flow which included a $11.3 million payment on the Senior Unsecured Debt. AREP may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

         During 1997, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $18.7 million which was added to AREP's operating cash reserves. During 1996, net cash flow after payment of maturing debt obligation and capital expenditures was approximately $1.5 million which was added to AREP's operating cash reserves. AREP's operating cash reserves are approximately $43.2 million at December 31, 1997 (which does not include the cash from capital transactions that has increased primarily due to the sale of the RJR common stock which is being retained for investment or the cash from the 1997 Offering which was recently completed), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing AREP. AREP from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters.

         Sales proceeds from the sale or disposal of portfolio properties totalled approximately $37.6 million in 1997. During 1996, sales proceeds totalled approximately $40.7 million. During 1997, AREP received approximately $21 million of net proceeds from the refinancing of the PGEC facility in Portland, Oregon. AREP intends to use asset sales, financing and refinancing proceeds for new investments.

         In 1996 AREP invested approximately $83 million in the common stock of RJR. In February 1997, AREP sold its entire interest in RJR for net proceeds of approximately $112 million and realized a non-recurring gain of approximately $29 million. In addition to the non-recurring RJR gain, AREP has realized substantial gains on sales of real estate which may be non-recurring. There can be no assurance that AREP will be able to realize gains such as those from any of its investment activities. Recently, AREP invested approximately $42.8 million to purchase certain mortgage notes issued by Stratosphere having a face value of $55 million. In addition, an affiliate of the General Partner currently owns approximately $46.6 million face value of such Stratosphere mortgage notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel in Las Vegas, Nevada and has filed a voluntary proceeding for reorganization pursuant to Chapter 11 of the Bankruptcy Code. Stratosphere filed a Second Amended Plan of Reorganization which, as proposed, would provide holders of the First Mortgage Notes with 100% of the equity in the reorganized entity. It is presently anticipated that if such transaction is consummated that AREP and the affiliate of the General Partner would enter into a joint venture regarding such Stratosphere investment, with such venture to be managed by such affiliate of the General Partner on terms fair and reasonable to AREP and AREP's investment to be structured under applicable regulatory requirements. Furthermore, AREP understands that Stratosphere may seek approximately $100 million for expansion of its hotel facility, a portion of which may be provided by AREP and the affiliate of the General Partner. See
Item 1 - "Recent Acquisitions - Investment in Mortgages and Notes Receivable." Furthermore, AREP recently invested approximately $14.3 million for interests in the Sands and approximately $14.1 million for interests in the Claridge Hotel. In addition, AREP invested approximately $15 million to purchase defaulted mortgage notes secured by real estate in Cape Cod, Massachusetts and is investigating possible tender offers for real estate operating companies and real estate limited partnership units However, no assurances can be made that such transactions will be pursued or that such investments will be made or prove to be profitable. Also, AREP understands that Stratosphere has been experiencing negative cash flow, and there can be no assurance that any plan of reorganization of Stratosphere out of bankruptcy will prove to be successful. Furthermore, at December 31, 1997, AREP recorded a $9,790,000 provision for loss in its Stratosphere investment. See Note 8. Also, see Item 1 - "Investment Opportunities and Strategies - Real Estate Investments," for a discussion of certain considerations relating to the gaming industry.

         To further its investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development as well as experienced personnel. This may enhance its ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities.

         Pursuant to the 1997 Offering, which closed in September 1997, AREP raised approximately $267 million (in addition to approximately $5.4 million received from the General Partner) to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio. Additionally, AREP may determine to reduce debt of certain properties where the interest rate is considered to be in excess of current market rates. See Note .

         AREP's cash and cash equivalents and investment in treasury bills increased by approximately $396 million during 1997, primarily due to $267 million (in addition to approximately $5.4 million received from the General Partner) from the 1997 Offering, approximately $112 million from the sale of RJR stock, approximately $60 million from sales and refinancings and approximately $18.7 million of net cash flow from operations, partially offset by $70 million in acquisitions. The funds on hand reserves, are being retained for investment and AREP's operating cash reserves.

Item 8. Financial Statements


                          INDEPENDENT AUDITORS' REPORT


The Partners
American Real Estate Partners, L.P:


We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the 1997 financial statement schedule as listed in the Index at Item 14 (a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP



New York, New York
March 20, 1998

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 and 1996 (in $000's)

ASSETS                                             1997        1996
--------                                        --------    --------
REAL ESTATE LEASED TO OTHERS:
    Accounted for under the financing
       method (Notes 2, 4 and 9)                $265,657    $253,782
    Accounted for under the operating
       method, net of accumulated
       depreciation (Notes 2, 5 and 9)           121,595     103,402

INVESTMENT IN TREASURY BILLS                     372,165        --

CASH AND CASH EQUIVALENTS (Note 2)               129,147     105,543

MORTGAGES AND NOTE
    RECEIVABLE (Notes 8 and 17)                   59,970      15,226

INVESTMENT IN LIMITED PARTNERSHIPS (Note 7)       22,970      29,948

HOTEL OPERATING PROPERTIES, net of
    accumulated depreciation (Notes 5 and 9)       5,002      12,955

RECEIVABLES AND OTHER ASSETS (Note 17)             7,838       8,605

PROPERTY HELD FOR SALE (Notes 2, 9 and 16)         4,164       3,698

DEBT PLACEMENT COSTS - Net of
    accumulated amortization (Note 2)              1,473       1,299

CONSTRUCTION-IN-PROGRESS (Note 9)                  1,249         680

MARKETABLE EQUITY SECURITIES (Note 6)               --       106,172
                                                --------    --------

                TOTAL                           $991,230    $641,310
                                                ========    ========



                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 and 1996 (in $000's) (Continued)

                                                                                  1997          1996
                                                                               ---------     ---------
LIABILITIES AND PARTNERS' EQUITY

MORTGAGES PAYABLE (Notes 4, 5, 10 and 17)                                      $ 156,433     $ 115,911

SENIOR INDEBTEDNESS (Notes 11 and 17)                                             11,308        22,616

ACCOUNTS PAYABLE, ACCRUED EXPENSES
    AND OTHER LIABILITIES (Notes 7, 9 and 17)                                     10,929        12,249

DEFERRED INCOME (Note 8)                                                           2,792         3,460

DISTRIBUTIONS PAYABLE (Notes 3 and 18)                                               443         1,515
                                                                               ---------     ---------

                                                                                 181,905       155,751
                                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES
    (Notes 3 and 15)


LIMITED PARTNERS:
    Preferred units, $10 liquidation preference, 5% cumulative pay-in-kind redeemable; 9,400,000 authorized; 7,311,054 and 2,074,422 issued and
       outstanding as of December 31, 1997 and 1996                               75,852        21,522

    Depositary units; 47,850,000 authorized; 47,235,484
       and 26,703,840 outstanding as of
       December 31, 1997 and 1996                                                728,329       465,336

GENERAL PARTNER                                                                   16,328         9,885

TREASURY UNITS AT COST:
    1,037,200 depositary units                                                   (11,184)      (11,184)
                                                                               ---------     ---------

PARTNERS' EQUITY (Notes 2, 3 and 12)                                             809,325       485,559
                                                                               ---------     ---------

                TOTAL                                                          $ 991,230     $ 641,310
                                                                               =========     =========


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (in $000's, except per unit amounts)

REVENUES:                                             1997         1996        1995
                                                    --------     --------     -------
    Interest income on financing
       leases                                       $ 25,146     $ 26,073     $ 29,452
    Interest income on treasury bills
       and other investments                          16,726        9,866        8,153
    Rental income                                     16,617       19,999       19,642
    Hotel operating income (Note 9)                    6,098       10,043        9,834
    Dividend income (Notes 6 and 7)                    5,877        2,641         --
    Other income (Notes 8 and 9)                         454        3,152       2,839
                                                    --------     --------     -------

                                                      70,918       71,774      69,920
                                                    --------     --------     -------

EXPENSES:
    Interest expense                                  13,189       16,843       19,614
    Depreciation and amortization                      5,112        5,680        5,338
    General and administrative expenses (Note 3)       3,188        2,939        2,605
    Property expenses                                  3,457        4,411        3,827
    Hotel operating expenses (Note 9)                  4,952        7,661        7,703
                                                    --------     --------     --------

                                                      29,898       37,534      39,087
                                                    --------     --------     -------

EARNINGS BEFORE PROPERTY AND
    SECURITIES TRANSACTIONS                           41,020       34,240       30,833

PROVISION FOR LOSS ON MORTGAGES
    RECEIVABLE (Note 8)                               (9,790)        --           --

PROVISION FOR LOSS ON
    REAL ESTATE (Notes 9 and 16)                      (1,085)        (935)        (768)

GAIN ON SALE OF MARKETABLE EQUITY
    SECURITIES (Note 6)                               29,188         --           --

GAIN ON SALES AND
    DISPOSITION OF REAL ESTATE (Note 9)               16,051       24,517        5,091
                                                    --------     --------     --------

NET EARNINGS                                        $ 75,384     $ 57,822     $ 35,156
                                                    ========     ========     ========

NET EARNINGS ATTRIBUTABLE TO
    (Note 3):
    Limited partners                                $ 73,884     $ 56,671     $ 34,456

    General partner                                    1,500        1,151          700
                                                    --------     --------     --------

                                                    $ 75,384     $ 57,822     $ 35,156
                                                    ========     ========     ========

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   1997                 1996                 1995
                                                   ----                 ----                 ----
NET EARNINGS PER LIMITED
    PARTNERSHIP UNIT (Note 2):
    Basic earnings                            $   2.27                $  2.17              $ 1.49
                                                 =====                  =====                ====

WEIGHTED AVERAGE LIMITED
    PARTNERSHIP UNITS OUTSTANDING               31,179,246        25,666,640             22,703,180
                                                ==========        ==========             ==========

    Diluted earnings                          $   2.13                $  2.02              $ 1.33
                                                 =====                  =====                ====

WEIGHTED AVERAGE LIMITED
    PARTNERSHIP UNITS AND EQUIVALENT
    PARTNERSHIP UNITS OUTSTANDING               34,655,395        28,020,392             27,538,840
                                                ==========        ==========             ==========

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (in $000's)




                                                         Limited Partners' Equity
                                             General     -----------------------     Held in Treasury       Total
                                            Partner's    Depository    Preferred    ------------------    Partners'
                                             Equity        Units         Units      Amount       Units     Equity
                                             ------        -----         -----      ------       -----     ------
BALANCE, DECEMBER 31, 1994                  $  5,381     $ 265,040     $  --        $(11,184)    1,037    $ 259,237

    Net earnings                                 700        34,456        --            --        --         35,156

    Rights offering (Note 12)                   --          88,904      19,756          --        --        108,660

    Expenses of Rights offering
       (Note 12)                                 (21)       (1,049)       --            --        --         (1,070)

    Capital contribution (Note 12)             2,206          --          --            --        --          2,206

    Pay-in-kind distribution (Note 12)          --            (741)        741          --        --           --
                                            --------     ---------     -------      --------     -----    ---------

BALANCE, DECEMBER 31, 1995                     8,266       386,610      20,497       (11,184)    1,037      404,189

Net earnings                                   1,151        56,671        --            --        --         57,822

Unrealized gains on securities
    available for sale (Note 6)                  468        23,080        --            --        --         23,548

Pay-in-kind distribution (Note 12)              --          (1,025)      1,025          --        --           --
                                            --------     ---------     -------      --------     -----    ---------

BALANCE, DECEMBER 31, 1996                     9,885       465,336      21,522       (11,184)    1,037      485,559

    Net earnings                               1,500        73,884        --            --        --         75,384

    Rights offering (Note 12)                   --         215,582      51,329          --        --        266,911

    Expenses of Rights offering
       (Note 12)                                  (8)         (392)       --            --        --           (400)

    Capital contribution (Note 12)             5,419          --          --            --        --          5,419

    Sale of marketable equity securities
       available for sale (Note 6)              (468)      (23,080)       --            --        --        (23,548)

    Pay-in-kind distribution (Note 12)          --          (3,001)      3,001          --        --           --
                                            --------     ---------     -------      --------     -----    ---------

BALANCE, DECEMBER 31, 1997                  $ 16,328     $ 728,329     $75,852      $(11,184)    1,037    $ 809,325
                                            ========     =========     =======      ========     =====    =========


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (in 000's)

                                                                             1997          1996        1995
                                                                          ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                           $ 75,384      $ 57,822     $  35,156
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                       5,112         5,680         5,338
          Amortization of deferred income                                       (26)          (26)          (26)
          Gain on sale of marketable equity securities                      (29,188)         --            --
          Gain on sales and disposition of real estate                      (16,051)      (24,517)       (5,091)
          Provision for loss on mortgages receivable                          9,790          --            --
          Provision for loss on real estate                                   1,085           935           768
          Changes in:
              (Decrease) increase in accounts payable and
                  accrued expenses                                           (1,277)        6,449          (783)
              Decrease in deferred income                                        (4)           (4)           (4)
              Decrease (increase) in receivables and other assets             1,188        (2,357)           72
                                                                          ---------     ---------     ---------
                  Net cash provided by operating activities                  46,013        43,982        35,430
                                                                          ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in mortgages and note receivable                               (56,345)         (570)       (7,396)
    Net proceeds from the sales and disposition of real estate               37,643        40,673        21,304
    Principal payments received on leases
       accounted for under the financing method                               7,683         7,314         7,205
    Construction in progress                                                   (570)       (5,264)      (14,081)
    Principal receipts on mortgages receivable                                  332           330           301
    Property acquisitions                                                   (63,064)         (103)       (3,280)
    Capitalized expenditures for real estate                                 (1,836)       (3,855)       (2,068)
    Investment in treasury bills                                           (372,165)         --            --
    Disposition (acquisition) of marketable securities                      111,784       (82,596)         --
    Decrease (increase) in investment in limited partnership interests        6,977       (29,948)         --
                                                                          ---------     ---------     ---------
                  Net cash (used in) provided by investing activities      (329,561)      (74,019)        1,985
                                                                          ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partners' equity:
       Proceeds from rights offering                                        272,331          --         110,866
       Expenses of the rights offering                                         (267)          (21)         (468)
       Distribution to partners                                              (1,071)         (156)         (105)
    Debt:
       Increase (decrease) in mortgages payable                              62,623          (593)       18,631
       Periodic principal payments                                           (7,578)       (8,091)       (8,959)
       Balloon payments                                                      (6,854)      (14,598)       (3,632)
       Senior debt principal payment                                        (11,308)      (11,308)      (11,308)
       Increase in construction loan payable                                   --           4,033         5,440
       Debt placement costs                                                    (724)           52          (234)
                                                                          ---------     ---------     ---------
                  Net cash provided by (used in) financing activities       307,152       (30,682)      110,231
                                                                          ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                              23,604       (60,719)      147,646
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                105,543       166,262        18,616
                                                                          ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 129,147     $ 105,543     $ 166,262
                                                                          =========     =========     =========


                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (in 000's)

                                                                       1997         1996         1995
                                                                     --------     --------     --------
SUPPLEMENTAL INFORMATION:
    Cash payments for interest                                       $ 12,377     $ 16,510     $ 19,904
                                                                     ========     ========     ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Property acquired in satisfaction of mortgages:
       Additions to property accounted for under the
          operating method                                           $  6,646     $     36     $    256
       Decrease in mortgages receivable                                (9,109)         (97)        (365)
       Increase to property held for sale                                 300         --           --
       Decrease in deferred income                                      2,163           61          109
                                                                     --------     --------     --------

                                                                     $    --      $   --       $   --
                                                                     ========     ========     ========

    Reclassification of real estate to operating lease               $  4,001     $ 10,207     $ 15,140

    Reclassification of real estate from operating lease               (2,497)      (2,437)      (1,105)

    Reclassification of real estate from financing lease               (4,001)        (235)        (669)

    Reclassification of real estate from construction in progress        --        (10,207)     (15,140)

    Reclassification of real estate to property held for sale           2,497        2,672        1,774
                                                                     --------     --------     --------

                                                                     $    --      $   --       $   --
                                                                     ========     ========     ========


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 and
1995


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

       Registration Costs, Expenses of the Exchange and Rights Offering Expenses
       - Registration costs of the Predecessor Partnerships were charged against partners' equity upon the closing of the public offerings in accordance with prevalent industry practice. Expenses of the Exchange were charged against partners' equity upon consummation of the Exchange. Rights Offering Expenses were charged against partners' equity upon consummation of the Right's Offerings.

       Net Earnings Per Limited Partnership Unit - In February 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS 128")". SFAS 128 became effective for financial statements for both interim and annual periods ending after December 15, 1997. It also required all prior period earnings per share data presented to be restated. Under SFAS 128, basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

       The resulting net earnings available for limited partners is divided by the weighted average number of shares of limited partnership units outstanding. Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred units are considered to be unit equivalents. The weighted average number of depositary units outstanding for basic earnings per share purposes for years ended December 31, 1997, 1996 and 1995 were 31,179,246, 25,666,640, and 22,703,180, respectively. The weighted average number of depositary units and equivalent units assumed outstanding for diluted earnings per share purposes for the years ended December 31, 1997 and 1996 were 34,655,395 and 28,020,392, respectively.
       The weighted average number of depositary units and equivalent units outstanding and subscribed for assumed outstanding for the year ended December 31, 1995 was 27,538,840. The number of limited partner units used in the calculation of diluted income per limited partner unit increased by 3,476,149, 2,353,752, and 4,835,660 limited partner units for the years ended December 31, 1997, 1996 and 1995, respectively to reflect the effects of the conversion of preferred units. The diluted earnings per share calculation for the year ended December 31, 1995 assumes the Depositary and Preferred Units subscribed for in the Rights Offering were outstanding at the beginning of the year. Also, with respect to the year ended December 31, 1995 calculation, net income has been increased by approximately $2,100,000 in accordance with the modified treasury stock method.

       For the years ended December 31, 1997, 1996 and 1995, basic and diluted earnings per weighted average limited partnership unit outstanding are detailed as follows:

                                                   1997     1996    1995
                                                   ----     ----    ----
       Basic:
         Earnings before property
            and securities transactions......     $1.19    $1.27   $1.30
         Net gain from property
            and securities transactions......      1.08      .90     .19
                                                  -----    -----   -----
         Net earnings........................     $2.27    $2.17   $1.49
                                                  =====    =====   =====

       Diluted:
         Earnings before property
            and securities transactions......     $1.16    $1.20   $1.17
         Net gain from property
            and securities transactions......       .97      .82     .16
                                                  -----    -----   -----
         Net earnings........................     $2.13    $2.02   $1.33
                                                  =====    =====   =====

       There were no distributions in 1997, 1996 or 1995.

       Cash and Cash Equivalents - The Company considers short-term investments, which are highly liquid with original maturities of three months or less from date of purchase, to be cash equivalents.

       Included in cash and cash equivalents at December 31, 1997 and 1996 are investments in government backed securities of approximately $127,805,000 and $102,270,000, respectively.

       Marketable Equity Securities - Investments in equity securities classified as available for sale, for accounting purposes, are required to be carried at fair value on the Balance Sheet of the Company. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners' Equity.

       Investment in Limited Partnership Units - Investment in Limited Partnership Units are accounted for under the cost method with income distributions reflected in earnings and return of capital distributions as a reduction of investment.

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

       For each of the years ended December 31, 1997, 1996 and 1995 no individual or series of real estate assets leased to the same lessee accounted for more than 10% of the gross revenues of the Company. At December 31, 1997 and 1996, Portland General Electric Company occupied a property, consisting of corporate offices, which represented more than 10% of the Company's total real estate assets.

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

       Debt Placement Costs - Debt placement costs are amortized over the term of the respective indebtedness.

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

       Reclassifications - Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

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

       Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of - The Company has adopted Statement of Financial Accounting Standards 121, which was issued in March 1995 , and requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity and long-lived assets and certain identifiable intangibles to be disposed of, be reviewed for impairment whenever events changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

              Reinvestment incentive fees were only payable on an annual basis if the sum of (x), the sales price of all Predecessor Partnerships' properties (net of associated debt which encumbered such properties at the consummation of the Exchange) sold through the end of such year, and (y), the appraised value of all Predecessor Partnerships' properties which have been financed or refinanced (and not subsequently sold), net of the amount of any refinanced debt, through the end of such year determined at the time of such financings or refinancings, exceeded the aggregate values assigned to such Predecessor Partnerships' properties for purposes of the Exchange. If the subordination provisions were not satisfied in any year, payment of reinvestment incentive fees for such year were deferred. At the end of each year, a new determination was made with respect to subordination requirements (reflecting all sales, financings and refinancings from the consummation of the Exchange through the end of such year) in order to ascertain whether reinvestment incentive fees for that year and for any prior year, which had been deferred, may be paid.

              From the commencement of the Exchange through June 30, 1997 the Company (i) sold or disposed of an aggregate of 159 properties of the Predecessor Partnerships for an aggregate of approximately $99,268,000, net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnership properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $37,672,000 for a sum total of approximately $136,940,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $145,663,000. Eighteen properties have been acquired since the commencement of the exchange, including two properties acquired in June 1997 (see Note
              9), for aggregate purchase prices of approximately $61,000,000. Reinvestment incentive fees of approximately $480,000 have previously been paid to the General Partner. Since the subordination requirements were not met as of June 30, 1997, the termination date of the right to receive such fee, no reinvestment incentive fee was due or payable to the General Partner for the two properties acquired in 1997.

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

       c. The Company was reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services on a part-time basis in the amounts of approximately $34,000, $50,000 and $86,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Such reimbursements were approved by the Audit Committee of the Board of Directors of the General Partner.

        d. In addition, in 1997 the Company entered into a license agreement for a portion of office space from an affiliate of the General Partner. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, the Company has the non-exclusive use of 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,068 per month, together with 16.79% of certain "additional rent". In 1997, the Company paid an affiliate of the General Partner $68,747 of rent in connection with this licensing agreement. In connection with the build-out of the space, the Company reimbursed such affiliate $486,989, representing the Company's allocable share of such costs net of a pro rata share of the sub-lessor's allowance for such build-out. The terms of such sublease were reviewed and approved by the Audit Committee.


4.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

       Real estate leased to others accounted for under the financing method is summarized as follows (in $000's):

                                                            December 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
                   Minimum lease payments receivable    $342,131    $321,414
                   Unguaranteed residual value           150,912     143,916
                                                        --------    --------
                                                         493,043     465,330

                   Less unearned income                  227,386     211,548
                                                        --------    --------

                                                        $265,657    $253,782
                                                        ========    ========


       The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 1997 in ($000's):

                        Year ending
                        December 31,            Amount
                        ------------            ------
                           1998               $ 33,645
                           1999                 32,814
                           2000                 31,452
                           2001                 27,719
                           2002                 24,329
                           Thereafter          192,172
                                              --------
                                              $342,131
                                              ========

         At December 31, 1997, approximately $192,446,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

5.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

       Real estate leased to others accounted for under the operating method is summarized as follows (in $000's):

                                                        December 31,
                                                    --------------------
                                                        1997        1996
                                                    --------    --------
                   Land                             $ 48,293    $ 50,261
                   Commercial building               113,471      93,642
                                                    --------    --------
                                                     161,764     143,903
                   Less accumulated depreciation      40,169      40,501
                                                    --------    --------
                                                    $121,595    $103,402
                                                    ========    ========

       As of December 31, 1997 and 1996, accumulated depreciation on the hotel operating properties (not included above) amounted to approximately $2,200,000 and $3,254,000, respectively (See Note 9).

       The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 1997 (in $000's):

                        Year ending
                        December 31,                           Amount
                        ------------                        ------------
                           1998                             $     10,015
                           1999                                    8,632
                           2000                                    7,031
                           2001                                    5,737
                           2002                                    4,768
                           Thereafter                             18,232
                                                                --------
                                                            $     54,415

       At December 31, 1997, approximately $43,873,000 of real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.


6.     MARKETABLE EQUITY SECURITIES

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

       Unrealized holding gains of approximately $23,548,000 were recorded as a separate component of Partners' Equity at December 31, 1996.

       In February 1997, the Company sold its entire interest in RJR for net proceeds of approximately $111,784,000 realizing a gain of approximately $29,188,000. The Company's pro rata share of third party expenses relating to such RJR investment was approximately $2,154,000 which was paid in the year ended December 31, 1997 and approved by the Audit Committee.


7.     INVESTMENT IN LIMITED PARTNERSHIP UNITS

       a. In June 1996, the Company entered into an agreement with non-affiliated third parties and became a member of a limited liability company, Beattie Place LLC ("Beattie"). The purpose of Beattie is to acquire, hold, and ultimately dispose of limited partnership units in ten Balcor Limited Partnerships (the "Balcor Units") in connection with previously commenced tender offers. These Balcor limited partnerships own and operate commercial and multi-family real estate properties nationwide. The Company agreed to purchase a non-voting membership interest in Beattie of approximately 71.5%. Beattie purchased approximately 119,000 Balcor Units of which approximately 85,000 Balcor Units represent the Company's pro rata share. As of December 31, 1997, the Company has received return of capital distributions of approximately $2,476,000 in excess of its original investment of $9,834,000. Such excess return of capital distributions have been recognized in "Dividend income" in the year ended December 31, 1997. Approximately $622,000 and $360,000 of income distributions were received and recorded in "Dividend income" for the years ended December 31, 1997 and 1996, respectively.

       b. In July 1996, the Company's subsidiary, American Real Estate Holdings Limited Partnership ("AREH") and an affiliate of the General Partner, Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH and Bayswater have a 69.999% and 30% limited and general partner interest, respectively, and a wholly owned subsidiary of AREH has a .001% interest as a general partner of Boreas. AREH's total interests are 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for up to 46% of the outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and an affiliated general partner have a total interest in Raleigh of 33 1/3%. In 1996, Boreas made capital contributions of approximately $17,650,000 to Raleigh representing, as of December 31, 1996, approximately 27,000 of the outstanding Units. In February 1997, Raleigh returned approximately $3,625,000, together with interest earned thereon of approximately $29,000, of excess capital contribution. In April 1997, an additional contribution of approximately $4,333,000 was made representing 8,000 additional units. As of December 31, 1997, Boreas has invested approximately $13,729,000 in Raleigh, net of return of capital distributions of approximately $4,629,000. Boreas received approximately $1,333,000 of income distribution, representing Arvida's 1996 cash flow distribution, which was recorded as "Dividend income" in the year ended December 31, 1997.

       The Company has consolidated Boreas in the accompanying financial statements and $4,149,000 representing Baywater's minority interest has been included in "Accounts payable, accrued expenses, and other liabilities."

       c. As of December 31, 1997, the Company has participated in four other tender offers for limited partnership units. The Company has invested approximately $9,192,000 in these partnerships.

8.     MORTGAGES AND NOTE RECEIVABLE
       (in $000's)

                                                                                                       Balance at
                                                                   Balance          Monthly           December 31,
Collateralized by Property           Interest         Maturity        at             Payment       ------------------
Tenanted by or Debtor                  Rate             Date       Maturity          Amount        1997          1996
---------------------                  ----             ----       --------          ------        ----          ----
Hardee's Food Systems, Inc.    (i)     9.00% (a)     11/05          $     -             1 (a)      $   117    $    154

Bank of Virginia               (i)     9.00  (b)      1/06               848            1 (b)          359         354

Best Products Co., Inc.        (i)     9.00  (c)      9/01                -             - (c)          173         197

Data 100 Corp.                 (i)     9.00          12/10                -   (d)      10               -          915
                                      11.6087        12/19                -   (d)       -                -         537

Easco Corp.                    (i)     8.875          2/98 (e)         3,587           27 (e)        3,481       3,493

Winchester Partnership         (i)     9.00          11/01                -            34            1,336       1,610

Queens Moat Houses,
   P.L. C. (Note receivable)   (f)    Variable       12/00             9,839  (f)       - (f)        5,600       7,966

Stratosphere Corp.                    14.25           5/02                -   (g)       - (g)       33,021          -

New Seabury Company, LP                 -              -                  -   (h)       - (h)       15,883          -
                                                                                                   -------    --------
                                                                                                   $59,970    $ 15,226
                                                                                                   =======    ========

       (a) 5.75% is paid currently and 3.25% is deferred. The principal and deferred interest is payable in monthly installments from March 1999 until November 2005.

       (b)    4.5% is paid currently and 4.5% is deferred until maturity.

       (c) Payments are $46,931 through November 1, 1996 and $54,276 through September 1, 2001.

       (d) In August 1997, the outstanding principal balance of the notes was paid off and a gain of approximately $950,000 was realized in the year ended December 31, 1997.

       (e) As of January 31, 1997, the purchase money mortgage was amended. The maturity date was extended to February 1998; however, an additional extension is in the process of negotiation under similar terms.

       (f) On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. Interest accrued from July 1, 1995 to June 30, 1996, in the approximate amount of $622,000, has been capitalized into the note receivable in accordance with the terms of the Facility Agreement. Subsequent to June 30, 1996 interest periods and payments can vary from one month to two, three or six months at the discretion of the borrower. There are scheduled payments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold. During the years ended December 31, 1997 and 1996, these repayments totalled approximately $2,165,000 and $419,000, respectively.

              The discount at acquisition date is being amortized over the term of the Facility Agreement. For the years ended December 31, 1997 and 1996, approximately $1,015,000 and $619,000 of discount was amortized including $626,000 and $122,000 as a result of repayments, respectively. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet date. Foreign exchange losses of approximately $979,000 and $253,000 and gains of approximately $158,000 have been recognized and are included in "Other Income" for the years ended December 31, 1997, 1996 and 1995, respectively.

       (g) In June, 1997 the Company invested approximately $42.8 million to purchase approximately $55 million face value of 14 1/4% First Mortgage Notes, due May 15, 2002, issued by the Stratosphere Corporation ("Stratosphere"), which has approximately $203 million of such notes outstanding. An affiliate of the General Partner owns approximately $46.6 million face value of the Stratosphere First Mortgage Notes.

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

              Stratosphere recently filed a Second Amended Plan of Reorganization which, as proposed, would provide holders of the First Mortgage Notes with 100% of the equity in the reorganized entity. If such plan is approved by the Bankruptcy Court, it would provide the Company and an affiliate of the General Partner with a controlling interest in such reorganized entity.

              It is presently anticipated that if such transaction is pursued and consummated that the Company and the affiliate of the General Partner would enter into a joint venture regarding such Stratosphere investment, with such venture to be managed by such affiliate of the General Partner on terms fair and reasonable to the Company and the Company's investment to be structured under applicable regulatory requirements. Furthermore, the Company understands that Stratosphere may seek approximately $100 million for expansion of its hotel facility, a portion of which may be provided by the Company and the affiliate of the General Partner.

              The Company, the General Partner, and the directors and officers of the General Partner are currently in the process of pursuing gaming applications to obtain licenses from the Nevada Gaming Authority.

              The Company understands that the application process may take a number of months. The Company has no reason to believe it will not obtain its necessary license; however, the Company understands that the licensing application of the affiliate of the General Partner may be reviewed by the authorities earlier than its application. In an effort to facilitate the consummation of the Stratosphere reorganization process if approved by the court in advance of the obtaining of such license by the Company, the Company may transfer its interests in Stratosphere to an affiliate of the General Partner at a price equal to the Company's cost for such Stratosphere First Mortgage Notes. Such transfer will be made to accommodate such reorganization process only if the affiliate of the General Partner receives its license but the Company does not receive its license by the time of Stratosphere's reorganization as described. However, in such event, the affiliate of the General Partner would be obligated to sell back to the Company, and the Company would be obligated to repurchase such interests (or their equivalent) in Stratosphere at the same price (together with a commercially reasonable interest factor) when the appropriate licenses are obtained for the Company. The Company believes there should be no problem for the Company to obtain its license, and thereupon such Stratosphere interests would be transferred back to the Company; however, in order to secure the Company, if such Stratosphere interests are not transferred back to the Company then any net gains (less such interest) from the subsequent sale by the affiliate of the General Partner of such Stratosphere interests previously held by the Company will be paid to the Company. Presently, the Company understands that the Stratosphere First Mortgage Notes are trading at less than the Company's cost for such notes.

              Based on current hotel and casino operations' management believes the fair value of this investment to be $33,021,000. As a result, the Company has recorded as provision for loss on mortgages receivable of $9,790,000 in the year ended December 31, 1997.

       (h) On August 18, 1997, a wholly-owned subsidiary of the Company acquired five notes and mortgages for approximately $10,745,000 with an aggregate face amount of approximately $14,340,000, excluding accrued and unpaid interest and penalties owed by the borrower and estimated to total approximately an additional $8,200,000. The notes are secured by certain real property belonging to the borrower, New Seabury Company Limited Partnership ("New Seabury"). The loans are currently non-performing and the debtor has filed a Chapter 11 petition for relief in the United States Bankruptcy Court, District of Massachusetts. The properties are part of a master planned community situated in the town of Mashpee located on Cape Cod in Massachusetts. Subsequent to the closing, the Company received approximately $115,000 in cash flow from property operations from a portion of the underlying collateral which has been applied to the Company's investment.

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

              The Company is attempting to foreclose on the underlying collateral pertaining to all of the above mentioned notes.

       (i) The Company has generally not recognized any profit in connection with the property sales in which the above purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received since profit recognition was not allowed under generally accepted accounting principles at the time of sale.

9.     SIGNIFICANT PROPERTY TRANSACTIONS

       Information on significant property transactions during the three-year period ended December 31, 1997 is as follows:

       a. On July 14, 1992, Integra, a Hotel and Restaurant Company ("Integra"), which leased two hotel properties located in Miami, Florida and Phoenix, Arizona filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant's petition, previously filed with the Bankruptcy Court, to reject the aforementioned leases, was approved on August 7, 1992, and the Company assumed operation of the properties on that date.

              At December 31, 1997, the property located in Miami Florida has a carrying value of approximately $5,004,000 and is unencumbered by any mortgages. This property is subject to a ground lease. Based on current conditions, management believes the carrying value of the Miami property is reasonably stated.

              In April 1997, the Company sold the hotel property located in Phoenix, Arizona. The selling price was $15,750,000 and a gain of approximately $7,863,000 was recognized in the year ended December 31, 1997. This property was encumbered by a nonrecourse mortgage with a principal balance outstanding of approximately $3,211,000 which was repaid at closing. A prepayment penalty of approximately $250,000 was also incurred.

              The Company entered into a management agreement for the operation of the hotels with a national management organization. Since August 7, 1992, the hotels have been classified as Hotel Operating Properties and their revenues and expenses separately disclosed in the Consolidated Statements of Earnings. Net hotel operations (hotel operating revenues less hotel operating expenses) totalled approximately $1,110,000, $2,382,000 and $2,131,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Hotel operating expenses include all expenses except for approximately $527,000, $933,000 and $822,000 of depreciation and $83,000,
              $335,000 and $339,000 of interest expense for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings.

       b. On July 31, 1992, Chipwich, Inc. ("Chipwich"), parent of Peltz Food Corporation, a tenant in a property owned by the Company filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Chipwich then filed a motion for rejection of the lease and, pursuant to an order of the Bankruptcy Court, the lease was rejected on September 29, 1992. There was a guarantor of the lease and the Company settled its claim against the guarantor.

              In 1995, the guarantor paid the Company $2,200,000 in full satisfaction of its leasehold obligation which, net of related costs, resulted in approximately $2,034,000 of "Other income" in the year ended December 31, 1995. The Company reclassified this property to "Property held for sale" and reduced its carrying value to net realizable value by recording a provision for loss on real estate of $250,000 and $611,552 in the years ended December 31, 1996 and 1995, respectively. In October 1997, the Company sold this property and recognized a gain of approximately $94,000.

       c. On June 17, 1993, the Company purchased two non-performing mortgage loans for a combined price of $13,000,000. Each loan was collateralized by a residential apartment complex located in Lexington, Kentucky. The face value of the non-performing loans was approximately $21,188,000.

              The first non-performing loan, purchased for $6,990,000, was collateralized by a 396 unit multi-family complex. The Company foreclosed on this property ("Stoney Falls"), and received the deed on October 11, 1993.

              The second non-performing loan, purchased for $6,010,000, was collateralized by a 232 unit apartment complex. The Company foreclosed on this property ("Stoney Brooke") and received the deed on February 11, 1994. Subsequent to the acquisition, the Company received distributions from the seller of the note and began to receive cash flow from the property pertaining to the period prior to formal foreclosure, net of expenditures incurred by the Company, which were applied as a reduction to the initial cost of the loan. This cash flow, net of expenditures incurred by the Company, totalled approximately $735,000.

              On September 17, 1996, the Company sold the two apartment complexes for $20,325,000. First mortgages with principal balances outstanding of approximately $9,800,000 were repaid at closing. As a result, the Company recognized a gain on the sale of these properties of approximately $6,723,000 in the year ended December 31, 1996.

       d. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. The Alabama joint venture has been consolidated in the accompanying financial statements. The North Carolina joint venture sold its property in December 1996.

                    1. The first joint venture, formed as an Alabama Limited
              Liability Company, developed a 240 unit multi-family project situated on approximately twenty acres, currently owned by the joint venture, located in Hoover, Alabama, a suburb of Birmingham. The Company, which owns a 70% majority interest in the joint venture, contributed $1,750,000 in June 1994 and the co-venturer contributed $250,000. As of December 31, 1997 and 1996 approximately $81,000 and $135,000, respectively, representing the minority interest of the co-venturer has been included in "Accounts payable, accrued expenses, and other liabilities" in the accompanying financial statements. Distributions, which totaled $107,000 and $75,000 in 1997 and 1996, respectively, are made in proportion to ownership interests. The co-venturer was credited with $500,000 of additional capital in lieu of receiving a general contractor's fee. Permanent financing was obtained by the joint venture in the amount of $8,860,000 of which $360,000 is guaranteed by the co-venturer and personally by its principals. The complex was completed in September 1995, and all rental units were available for occupancy. The development totalled approximately $10,889,000, including the acquisition of land valued at approximately $1,138,000. An affiliate of the Company's co-venturer is managing the property.

              For the years ended December 31, 1997, 1996 and 1995, net rental operations resulted in losses of approximately $14,000, $219,000 and $301,000, including approximately $472,000, $502,000 and $289,000 of depreciation and amortization, before consideration of the co-venturer's minority interest in such losses of approximately $4,000, $66,000 and $90,000, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings.

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

       e. On February 1, 1995, the Penske Corp. exercised its purchase option on three properties leased from the Company (two in New Jersey and one in New York). The selling price was approximately $4,535,000 and a gain of approximately $1,003,000 was recognized in the year ended December 31, 1996. Each property was encumbered by first and second mortgages which totalled approximately $1,152,000 and which were paid from the sales proceeds.

       f. On March 24, 1995, the Company sold the property tenanted by Pace Membership Warehouse, Inc. in Taylor, Michigan. The selling price was $9,300,000 and a gain of approximately $3,307,000 was recognized in the year ended December 31, 1995. The property was encumbered by a nonrecourse mortgage payable of approximately $4,346,000 which the purchaser assumed.

       g. On May 18, 1995, the Company purchased approximately 248 acres of partially improved land located in Armonk, New York. The purchase price was approximately $3,044,000. The Company intends to construct approximately 45 to 50 single-family detached luxury homes subject to subdivision and other required approvals. No material development costs have yet been incurred.

              A reinvestment incentive fee of approximately $15,000 was paid to the Company's general partner in 1996 (See Note 3).

       h. On June 28, 1995, General Signal Technology Corporation, a tenant of a property located in Andover, Massachusetts exercised its rights under the lease to purchase the property. The selling price was approximately $19,808,000 and a loss of approximately $125,000 was recognized in the year ended December 31, 1995. The property was encumbered by two nonrecourse mortgages payable which totalled approximately $10,670,000 and were paid from the sales proceeds.

       i. On January 11, 1996, Forte Hotels, Inc. ("Forte") a/k/a Travelodge, a tenant in a property owned by the Company entered into a Lease Termination and Mutual Release Agreement ("Agreement") which required Forte to pay the Company $2,800,000.

              As a result of the above settlement the Company recognized "Other income" of approximately $2,700,000, net of related costs, in the year ended December 31, 1996. In January 1997, the Company sold this property for approximately $2,165,000, net of closing costs. A gain of approximately $1,403,000 was recorded in the year ended December 31, 1997.

       j. On May 10, 1996, the Company sold a property in Miami, Florida that was tenanted by the Cordis Corporation. The Company permitted an early exercise by the tenant of its purchase option as the Company believed the option price to be above the market price. The selling price for the property was $24,310,000. First and second mortgages with principal balances outstanding of approximately $14,416,000 were repaid at closing. In addition, closing costs of approximately $228,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $4,659,000.

              In connection with the early extinguishment of the outstanding mortgage balances, the Company paid approximately $522,000 in prepayment penalties which were included in interest expense.

       k. On July 24, 1996, the Company entered into a gross lease with AT&T Corp. for its Atlanta office building formerly leased to Days Inn of America, Inc. The initial term of the lease is for five years at $1,478,923 per annum plus operating expense escalations with two five-year renewal periods. The renewal rent is the initial term rent plus 50% of the increase in the Consumer Price Index. Tenant improvements, allowances and commissions incurred in connection with this lease were approximately $2,500,000. The lease commenced on November 25, 1996.

       l. On July 29, 1996, the Company sold a property in Woodbury, NY that was tenanted by Pioneer Standard Electronics, Inc. The selling price was $2,000,000 and the Company recognized a gain of approximately $1,040,000 in the year ended December 31, 1996.

       m. On August 15, 1996, the Company sold a property in Philadelphia, Pennsylvania that was tenanted by A&P and Ginos. The selling price for the property was $3,500,000. A first mortgage with a principal balance outstanding of approximately $301,000 was repaid at closing. In addition, closing costs of approximately $194,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $2,198,000.

       n. On September 30, 1996, the Company sold a property in Southfield, Michigan that was tenanted by the Penske Corporation. The selling price for the property was $4,700,000 and the Company recognized a gain on the sale of this property of approximately $3,253,000.

       o. On January 7, 1997, the Company sold three properties tenanted by Federal Realty Investment Trust ("FRIT") for a total selling price of approximately $9,363,000. Two first mortgages with principal balances outstanding of approximately $878,000 were repaid at closing. In addition, closing costs of approximately $40,000 were incurred. As a result, the Company recognized a gain of approximately $1,778,000.

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

       p. On June 30, 1997, the Company acquired two adjacent medical office buildings located in Nashville, Tennessee, both of which are net leased to Baptist Hospitals, Inc. ("Baptist"). The total purchase price was approximately $34,616,000 which included the assumption of existing mortgages on each building totaling approximately $31,666,000.

              The lease term, which commenced June 28, 1996, is for 22.5 years with seven 10-year renewal periods at approximately $3,032,000 per annum paid semi-annually. The mortgages bear interest at the rate of 7.84% per annum, self liquidate December 31, 2018, and have total debt service of approximately $3,070,000 payable semi-annually. Cash flow from these properties is approximately break-even.

       q. On September 26, 1997 the Company purchased a retail property located in Schaumburg, Illinois for approximately $9,138,000 cash. The completed building, which is approximately 100,000 square feet, is tenanted by Bed Bath & Beyond, Inc., and Golfsmith International, Inc.

              Bed Bath & Beyond's lease is for an initial term of fifteen years starting at $565,896 per year for their approximately 71,000 square foot store with four five year renewal options at increased rentals. Golfsmith International's lease is for an initial term of fifteen years starting at $375,450 per year with three five year renewal options at increased rentals. The rent commencement date for both tenants occurred in November 1997.

              A mortgage loan commitment has been entered into to provide funding of approximately $7,150,000 for this property.

       r. On December 12, 1997, the Company sold the property tenanted by Hancock Bank located in Baton Rouge, Louisiana. The selling price was $5,075,000. As a result, the Company recognized a gain of approximately $1,345,000.

       s. In December 1997, the Company purchased for approximately $19 million, two multi-tenant industrial buildings, located in Hebron, Kentucky. Net rental income is approximately $1.75 million per annum. The Company entered into a commitment to obtain a mortgage of approximately $12.6 million with interest at 7.21% per annum payable on a 30 year basis due in 124 months.

              The Company also entered into a contract to purchase for approximately $21 million a third single tenant building in the Hebron complex subject to certain contingencies including substantial completion by October 1998. A mortgage loan commitment has been executed to provide funding of approximately $19.4 million in connection with this acquisition.

10.    MORTGAGES PAYABLE

       At December 31, 1997, mortgages payable, all of which are nonrecourse to the Company, are summarized as follows (in $000's):

                                                                                             Balance at
                                                               Annual Principal              December 31,
       Number of          Range of            Range of                and            ----------------------------
       Mortgages       Interest Rates        Maturities        Interest Payment           1997           1996
       ---------       --------------        ----------        ----------------           ----           ----
         14         7.080%  -  8.790%    6/30/99  - 12/31/18      $   13,064         $   104,737     $    57,952
         32         9.000   - 10.750     4/30/98  - 12/13/13           8,547              51,132          55,073
          2        11.500   - 12.000    10/31/05  - 12/31/05              84                 564           2,886
                                                                     -------           ---------       ---------
                                                                  $   21,695         $   156,433     $   115,911
                                                                     =======             =======       =========

       The following is a summary of the anticipated future principal payments of the mortgages:

               Year ending
               December 31,                               Amount
               ------------                             ----------
                  1998                                  $ 20,233
                  1999                                    14,102
                  2000                                    19,907
                  2001                                     8,314
                  2002                                     6,664
               2003 - 2007                                33,513
               2008 - 2012                                37,679
               2013 - 2017                                11,753
               2018                                        4,268
                                                        --------
                                                        $156,433
                                                        ========

       In December 1997, the Company executed a new mortgage loan and obtained funding in the principal amount of $46.3 million, which is secured by a mortgage on a three building office/retail/conference center complex net leased by the Company to a subsidiary of Portland General Electric Corporation ("PGE") in Portland, Oregon, The complex contains approximately 800,000 square feet on approximately 2.7 acres. The loan replaces an existing mortgage loan on the complex with an outstanding principal balance of approximately $24.2 million, bearing interest at 8.5% and maturing in 2002.

       The interest rate on the new mortgage loan is 7.51%. The entire net annual rent payable by PGE of approximately $5,137,000 will be applied by the Company towards the debt service on the loan. The new loan has a maturity date of September, 2008, at which time the remaining principal payment of approximately $20 million will be due from the Company. Debt placement costs of approximately $574,000 were incurred.


11.    SENIOR INDEBTEDNESS

       On May 27, 1988, the Company closed a $50,000,000, 10-year senior unsecured debt financing. The notes bear interest at 9.6%, payable semiannually, 2% of which was deferred and added to the principal at the Company's option during the first five years. In May 1995, 1996 and 1997, the Company repaid approximately $11,308,000 each year of the outstanding principal balance of the notes. The Company is required to make its final principal repayment of approximately $11,308,000 on the final payment date of May 27, 1998.

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


12.    RIGHTS OFFERINGS

       a. A registration statement relating to the 1995 Rights Offering (the "1995 Offering") was filed with the Securities and Exchange Commission and declared effective February 23, 1995.

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

              The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a "Payment Date"). On any Payment Date commencing with the Payment Date on March 31, 2000, the Company with the approval of the Audit Committee of the Board of Directors of the General Partner may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. The first Payment Date was April 1, 1996 on which 98,782 additional Preferred Units were issued. On March 31, 1997, the distribution of 103,721 additional Preferred Units were issued to holders of record as of March 14, 1997.

              1,975,640 Rights were issued in the 1995 Offering of which 418,307 were exercised. 190,554 Depositary Units and 31,759 Preferred Units were subscribed for through the exercise of the Over-Subscription Privilege by Rights Holders other than High Coast Limited Partnership ("High Coast"), a Delaware limited partnership.

              High Coast acted as guarantor for the 1995 Offering and is an affiliate of Carl C. Icahn, ("Icahn"), the Chairman of American Property Investors, Inc., ("API"), the general partner of the Company. API is also the general partner of the guarantor and the two limited partners are affiliates of and are controlled by Icahn. Pursuant to its subscription guaranty, High Coast oversubscribed for a total of 9,343,998 Depositary Units and 1,557,333 Preferred Units. As a result, the 1995 Offering was fully subscribed. The proceeds received by the Company, after deduction of expenses of approximately $1.1 million incurred by the Company in connection with the 1995 Offering, were approximately $107.6 million.

              In addition, in accordance with the terms of the Company's and its subsidiary's partnership agreements, API was required to contribute approximately $2.2 million in order to maintain its aggregate 1.99% general partnership interest.

              On April 12, 1995, the Company received approximately $108.7 million, the gross proceeds of the 1995 Offering, from its subscription agent and approximately $2.2 million from API. The Company issued 1,975,640 Preferred Units and an additional 11,853,840 Depositary Units. Trading in the Preferred Units commenced March 31, 1995 on the New York Stock Exchange ("NYSE") under the symbol "ACP PR". The Depositary Units trade on the NYSE under the symbol "ACP".

        b. In September 1997, the Company completed its 1997 Rights Offering (the "1997 Offering") to holders of its Depositary Units. The aggregate amount raised in the 1997 Offering was approximately $267 million, which is expected to be used primarily for additional investment opportunities.


              Record date holders were issued one transferable right for each five Depositary Units held. Each right (the "Primary Subscription Right") entitled the holder thereof to acquire during the subscription period, at a subscription price of $52, four Depositary Units and one 5% cumulative pay-in-kind redeemable Preferred Unit representing a limited partner interest. The subscription period commenced August 13, 1997 and expired at the close of business on September 11, 1997.

              5,132,911 Rights were issued in the 1997 Offering of which 3,307,512 were exercised. 798,832 Depositary Units and 199,708 Preferred Units were subscribed for through the exercise of the Over-Subscription Privilege by Rights Holders other than High Coast.

              High Coast acted as the guarantor for the offering. Pursuant to its subscription guaranty, High Coast agreed to subscribe for and purchase all of the Depositary Units and Preferred Units not otherwise purchased by Rights Holders. As a result, the offering was fully subscribed. Pursuant to its subscription guaranty, High Coast over-subscribed for a total of 6,502,764 Depositary Units and 1,625,691 Preferred Units.

              In addition, in accordance with the terms of the Company's and its subsidiary's partnership agreements, API was required to contribute approximately $5.4 million in order to maintain its aggregate 1.99% general partnership interest.

              On September 25, 1997 the Company received approximately $267 million, the gross proceeds of the 1997 Offering, from its subscription agent and approximately $5.4 million from API. Expenses incurred in connection with the 1997 Offering were approximately $400,000. The Company issued an additional 5,132,911 Preferred Units and 20,531,644 Depositary Units. The Preferred and Depositary Units trade on the New York Stock Exchange under the symbols "ACP PR" and "ACP", respectively.

              As of December 31, 1997, High Coast owns 6,325,778 Preferred Units and 31,515,044 Depositary Units.

13. RECONCILIATION OF NET EARNINGS PER FINANCIAL STATEMENTS TO TAX REPORTING (in $000's)

                                                      1997         1996         1995
                                                  --------     --------     --------
     Net earnings per financial statements        $ 75,384     $ 57,822     $ 35,156

     Minimum lease payments received,
         net of income earned on leases
         accounted for under the financing
         method                                      7,683        7,314        7,205

     Gain on real estate transactions for tax
         purposes (lesser than)/greater than
         that for financial statement purposes      (5,594)       8,867        9,739

     Provision for loss for financial
         statement purposes                         10,875          935          769

     Difference attributed to joint
         ventures and minority interest                (46)        (143)         (86)

     Difference between expense accruals,
         net of income accruals, at
         beginning of year and end of year          (2,094)         807         (994)

     Depreciation and amortization for
         tax purposes in excess of that for
         financial statement purposes due
         to leases accounted for under the
         financing method                           (4,464)      (5,215)      (7,071)

     Other                                             (26)         (26)         (26)
                                                  --------     --------     --------

     Taxable income                               $ 81,718     $ 70,361     $ 44,692
                                                  ========     ========     ========

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)
       (IN $ THOUSANDS, EXCEPT PER UNIT DATA)

                                                                Three Months Ended
                                                   -----------------------------------------------
                                                          March 31,                June 30,
                                                         ----------                --------
                                                    1997         1996          1997         1996
                                                   -------    -----------    --------     --------
     Revenues                                      $17,299    $    20,592    $ 15,523     $ 16,976
                                                   =======    ===========    ========     ========

     Earnings before property and securities
        transactions                               $ 8,605    $    10,949    $  8,369     $  7,126
     Gains on property transactions                  2,957             52       7,967        5,454
     Gain (loss) on sale of marketable
        equity securities                           29,227           --           (39)        --
     Provision for loss on real estate                --             --          (362)        (175)
                                                   -------    -----------    --------     --------

     Net earnings                                  $40,789    $    11,001    $ 15,935     $ 12,405
                                                   =======    ===========    ========     ========

     Net earnings per limited partnership unit:
        Basic earnings                             $  1.55    $       .41    $    .61     $    .46
                                                   =======    ===========    ========     ========

        Diluted earnings                           $  1.43    $       .39    $    .57     $    .43
                                                   =======    ===========    ========     ========

                                                                Three Months Ended
                                                   --------------------------------------------
                                                        September 30,           December 31,
                                                        -------------           ------------
                                                      1997        1996        1997         1996
                                                      ----        ----        ----         ----
     Revenues                                      $ 16,054     $16,760    $ 22,042     $ 17,446
                                                   ========     =======    ========     ========

     Earnings before property and securities
        transactions                               $  8,894     $ 7,841    $ 15,152     $  8,325
     Gains on property transactions                   2,364      13,595       2,764        5,415
     Gain (loss) on sale of marketable equity
        securities                                     --          --          --           --
     Provision for loss on mortgages receivable        --          --        (9,790)        --
     Provision for loss on real estate                 (343)       --          (380)        (760)
                                                   --------     -------    --------     --------

     Net earnings                                  $ 10,915     $21,436    $  7,746     $ 12,980
                                                   ========     =======    ========     ========

     Net earnings per limited partnership unit:
        Basic earnings                             $    .36     $   .81    $    .14     $    .49
                                                   ========     =======    ========     ========

        Diluted earnings                           $    .36     $   .75    $    .14     $    .45
                                                   ========     =======    ========     ========


       Net earnings per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

15.    COMMITMENTS AND CONTINGENCIES

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

              Lockheed previously served a notice that it may exercise its statutory right to have its liability reassessed in a binding arbitration proceeding. In this notice, Lockheed stated that it would attempt to have allocated to the Company and to the Company's ground-lessor (which may have sought to claim a right of indemnity against the Company) approximately 9% and 17%, respectively, of the total remediation costs.

              On February 19, 1998, the property was conveyed by the Company to Lockheed for a purchase price of $9,400,000. A gain of approximately $4 million will be recorded in the first quarter of 1998. In connection with the sale, Lockheed executed a release and indemnity in favor of the Company and a stipulation dismissing the environmental arbitration, as against the Company. Leland Stanford Junior University (the fee owner/ground lessor) also executed a release in favor of the Company.

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

              At December 31, 1997, the carrying value of these four properties is approximately $6,978,000. One of the properties is encumbered by a nonrecourse mortgage payable of approximately $870,000.

       c. On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of prepetition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court. At December 31, 1997, the property has a carrying value of approximately $1,874,000 and is unencumbered by any mortgage.

       d. On September 24, 1996, Best Products, a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provision of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property was approximately $508,000. The tenant has exercised its right to reject the lease, effective April 30, 1997, which has been approved by the Bankruptcy Court. At December 31, 1997, the property was vacant and has a carrying value of approximately $3,300,000 and is unencumbered by any mortgage.

16.    PROPERTY HELD FOR SALE

       At December 31, 1997, the Company owned seven properties that were being actively marketed for sale. The aggregate value of the properties is estimated to be approximately $4,164, 000 after incurring a provision for loss on real estate in the amount of $240,000 in the year ended December 31, 1997. At December 31, 1996, the aggregate value of twelve properties was estimated to be approximately $3,698,000 after incurring a provision for loss on real estate in the amount of $275,000 in 1996.


17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash and Cash Equivalents, Investment in Treasury Bills, Accounts Receivable, Mortgages Payable and Accounts Payable, Accrued Expenses and Other Liabilities

       The carrying amount of cash and cash equivalents, investment in treasury bills, accounts receivable, mortgages payable and accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value.

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

       The approximate estimated fair values of the mortgages receivable held as of December 31, 1997 are summarized as follows (in 000's):

                                                                           At December 31, 1997
                                                                ---------------------------------------
       Collateralized by                                              Net                 Estimated
       Property Tenanted by or debtor                             Investment              Fair Value
       ------------------------------                             ----------            -------------
       Hardee's Food Systems, Inc.                              $        15             $           187
       Bank of Virginia                                                 359                         474
       Best Products Co., Inc.                                          173                         169
       Easco Corp.                                                      916                       3,450
       Winchester Partnership                                         1,336                       1,336
       Stratosphere Corp.                                            33,021                      33,021
       New Seabury Company, L.P.                                     15,883                      17,240

                                                                           At December 31, 1996
                                                               ---------------------------------------
       Collateralized by                                              Net                    Estimated
       Property Tenanted by or debtor                             Investment                Fair Value
       ------------------------------                          --------------               ----------
       Hardee's Food Systems, Inc.                             $         51                 $     177
       Bank of Virginia                                                 353                       445
       Best Products Co., Inc.                                          197                       198
       Data 100 Corp.                                                   788                     1,065
       Easco Corp.                                                      928                     3,450
       Winchester Partnership                                         1,609                     1,593

       The net investment at December 31, 1997 and 1996 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

       Marketable Equity Securities

       Marketable equity securities vailable for sale are carried at fair market value.

       Senior Indebtedness

       The approximate fair value and carrying value of the Company's senior indebtedness at December 31, 1997 and 1996 is $11,756,000 and $11,308,000, $22,756,000 and $22,616,000, respectively. The estimated fair value is based on the amount of future cash flows associated with the instrument discounted using the rate at which the Company believes it could currently replace the senior indebtedness.

       Limitations

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


18.    DISTRIBUTIONS PAYABLE

       Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interest in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P. In the year ended December 31, 1997, approximately $1,020,000 of distributions due to non-consents were paid to certain states pursuant to local escheatment laws.


19.    SUBSEQUENT EVENTS

       a. Pursuant to the terms of the Preferred Units, on February 27, 1998, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable March 31, 1998 to holders of record as of March 13, 1998.

       b. On January 21 and 28, 1998, the Company acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $17.5 million of First Mortgage Notes issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $14.3 million. Notes in the amount of $185 million were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

           Greate Bay owns and operates the Sands, a destination resort complex, containing a 76,000 foot casino and 532 hotel rooms and other amenities. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

       c. In January, 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. Notes in the amount of $85 million were issued, which bear interest at 11.75% payable annually and are due February 1, 2002.

           The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex, containing a 59,000 foot casino on three levels and 502 hotel rooms and other attractions

       d. In March 1998, the Company executed a contract, with contingencies for the sale of the property tenanted by AT&T Corp. The sales price is $8,600,000.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

Item 10.          Directors and Executive Officers of AREP.

         The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

         Name               Age                   Office
         ----               ---                   ------
Carl C. Icahn                62         Chairman of the Board

Alfred D. Kingsley           55          Director

William A. Leidesdorf        52          Director

Jack G. Wasserman            61          Director

John P. Saldarelli           56          Vice President, Secretary and
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




                                      III-1

          Alfred D. Kingsley has served as Director of the General Partner since November 15, 1990. He was also Vice Chairman of the Board of Directors of TWA from February 1, 1989 to January 8, 1993 and a Member of the Office of the Chairman from November 8, 1988 to January 8, 1993. Mr. Kingsley was a Director of TWA from September 27, 1985 to January 8, 1993. He also was a Director and Executive Officer and Director of Research at Icahn & Co., Inc. and related entities from 1968 until December 1994. He also has been Vice Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. Mr. Kingsley has also been a Senior Managing Director of Greenway Partners, L.P. since May 1993, which invests in publicly traded securities. Since September 30, 1997, Mr. Kingsley has served as Chairman of the Board of Outboard Marine Corporation, a privately held company engaging in the manufacturing of outboard motors and boats.

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



                                      III-2

Partner, would be liable, jointly and severally, for approximately $1.2 billion. On January 8, 1993, TWA, the Pension Benefit Guaranty Corporation, Mr. Icahn and the members of the controlled group, among others, settled all claims and potential claims which they had against each other.

         Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Directors who are not employed by AREP or certain affiliates, receive fees of $3,000 for attendance at each quarterly meeting of the Board of Directors. Mr. Kingsley, Mr. Leidesdorf and Mr. Wasserman each received $9,000 for attendance at such meetings in 1997. In addition, directors who are not employed by AREP or certain affiliates may receive additional fees for special meetings of or services rendered on behalf of the Audit Committee. Mr. Kingsley, Mr. Leidesdorf and Mr. Wasserman each received $35,000 for participation in such special meetings on behalf of the Audit Committee in 1997.

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




                                      III-3

Filing of Reports

         To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 1996.


Item 11.          Executive Compensation.(1)

         The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 1997, 1996 and 1995.(2)

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation
-------------------------------------------------------------------
         (a)                                    (b)       (c)
Name and Principal Position                    Year     Salary ($)
----------------------------                   ----     ----------
John P. Saldarelli(3)                          1997      136,000
Vice President, Secretary and Treasurer        1996      132,300
                                               1995      126,000

--------
(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

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


Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management.

         As of March 2, 1998, High Coast, which is controlled by Icahn, owned 31,515,044 Depositary Units, or approximately 68.2% of the outstanding Depositary Units and 6,325,778 Preferred Units or approximately 86.5% of the outstanding Preferred Units.

         The affirmative vote of Unitholders holding more than 75% of the total number of all Units then outstanding, including Depositary Units held by the General Partner and its affiliates, is required to remove the General Partner. Thus, since Icahn, through High Coast, holds approximately 68.2% of the Depositary Units outstanding, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including High Coast, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, as High Coast holds in excess of 50% of the Depositary Units outstanding, Icahn, through High Coast, will have effective control over such approval rights.

         As of February 4, 1998, to the best knowledge of AREP, Schneider Capital Management Corporation, a Pennsylvania corporation, which filed a
Schedule 13-G on February 4, 1998, owned 3,614,974 Depositary Units, or approximately 7.825% of the outstanding Depositary Units.




                                      III-5

         The following table provides information, as of March 2, 1998, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.

                           Beneficial                      Beneficial
Name of                   Ownership of      Percent       Ownership of        Percent
Beneficial Owner        Depositary Units   of Class      Preferred Units     of Class
----------------        ----------------   --------      ---------------     --------
Carl C. Icahn(1)           31,515,044         68.2%          6,325,778          86.5%

All directors and
executive officers         31,515,044         68.2%          6,325,778          86.5%
as a group (6 persons)

---------------
(1) Carl C. Icahn, through High Coast, is the beneficial owner of the 31,515,044 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 39,971 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary, but inclusive of the Depositary Units High Coast acquired through the 1997 Offering. Furthermore, pursuant to a registration rights agreement entered into by High Coast in connection with the 1997 Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by High Coast.


Item 13.          Certain Relationships and Related Transactions.

Related Transactions with the General Partner and its Affiliates

         Icahn, in his capacity as majority Unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other Unitholders. In addition, Icahn has confirmed to AREP that neither he nor any of his affiliates will receive any fees from AREP in consideration for services rendered in connection with non-real estate related investments by AREP such as advice to purchase RJR shares which generated $29 million of profits for AREP in 1997. AREP may determine to make investments in which Icahn or his affiliates have independent investments in such assets; in addition, AREP may enter into other transactions with the General Partner and its affiliates, including, without limitation, buying and selling assets from or to the General Partner or its affiliates and participating in joint venture investments in assets with the General Partner or its affiliates, whether real estate or non-real estate related, provided the terms of all such transactions are fair and reasonable to AREP. Furthermore, it should be noted that the Partnership Agreement provides that the General Partner and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with the business of AREP. Icahn and his affiliates currently invest in and perform



                                      III-6
investment management services with respect to assets that may be similar to those AREP may invest in and intend to continue to do so; pursuant to the Partnership Agreement, however, AREP shall not have any right to participate therein or receive or share in any income or profits derived therefrom. See Item
1. "Business - Investment in RJR" and "Investment in Limited Partnership Units."

         For the years ended December 31, 1997 and 1996, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 1997 and 1996 the General Partner was allocated approximately $1,500,000 and approximately $1,151,000, respectively, of the income of AREP as a result of its 1.99% general partner interest in AREP.

         On March 31, 1997, Icahn received 91,473 Preferred Units as part of AREP's scheduled annual preferred unit distribution and is expected to receive an additional 316,289 Preferred Units in March 1998 as part of such scheduled annual preferred unit distribution.

         In May 1995, AREP and an affiliate of the General Partner ("Affiliate") entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for AREP and the Affiliate to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, AREP entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. AREP has sublet to certain affiliates of the General Partner 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. Affiliates of the General Partner reimbursed AREP for approximately $62,000 in rent paid by AREP on its behalf during 1997 in connection with the new lease. The prior lease, which was terminated, provided for approximately 6,900 square feet at an annual rental of $155,000 to AREP. In addition, AREP and the Affiliate received a lease termination fee of $350,000 allocated $175,000 to AREP and $175,000 to the Affiliate. Such allocations and the terms of the sublease were reviewed and approved by the Audit Committee. In addition, in 1997 AREP entered into a license agreement for a portion of office space from an affiliate of the General Partner. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, AREP has the non-exclusive use of approximately 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,067.78 per month, together with 16.79% of certain "additional rent". In 1997, AREP paid an affiliate of the General Partner $68,747 of rent in connection with this licensing agreement. In connection with the build-out of the space, AREP reimbursed such affiliate $486,989, representing AREP's allocable share of such costs net of a pro rata share of the sub-lessor's allowance for such build-out. The terms of such sublease were reviewed and approved by the Audit Committee. For a discussion of the offer made by AREP to an affiliate of the General Partner for the purchase of a land development company, see Item 7 -"Management's Discussion and Analysis of the Financial Condition and Results of Operations."





                                      III-7

Property Management and Other Related Transactions

         The General Partner and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by AREP. As development and other new properties are acquired, developed, constructed, operated, leased and financed, the General Partner or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to AREP in accordance with the Partnership Agreement and customary to the industry. It is not possible to state precisely what role, if any, the General Partner or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions the General Partner or its affiliates might be paid in connection with the investment of the 1997 Offering proceeds since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. However, Unitholders may expect that, subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to AREP, the fees charged by the General Partner and its affiliates for the services described below generally will be within the ranges set forth below:

         - Property Management and Asset Management Services. To the extent that AREP acquires any properties requiring active management (e.g., operating properties that are not net- leased) or asset management services, including on site services, it may enter into management or other arrangements with the General Partner or its affiliates. Generally, it is contemplated that under property management arrangements, the entity managing the property would receive a property management fee (generally 3% to 6% of gross rentals for direct management, depending upon the location) and under asset management arrangements, the entity managing the asset would receive an asset management fee (generally .5% to 1% of the appraised value of the asset for asset management services, depending upon the location) in payment for its services and reimbursement for costs incurred.

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



                                      III-8

         - Development and Construction Services. The General Partner or its affiliates may also receive fees for development services, generally 1% to 4% of development costs, and general contracting services or construction management services, generally 4% to 6% of construction costs.

         AREP has commenced discussions with Bayswater Realty & Capital Corp., an affiliate of the General Partner, to perform development, construction management, marketing and sales services with respect to two residential development sites located in Armonk, New York and East Hampton, New York respectively. The Armonk site is comprised of approximately 43 residential building lots, and the East Hampton site is comprised of 16 residential building lots. It is presently anticipated that Bayswater would be reimbursed a pro rata portion of the salaries, benefits and related expenses for the personnel performing such services, plus all reasonable and customary out of pocket expenses incurred in connection with performing such services. Such reimbursements will be subject to review and approval by the Audit Committee.

         In addition, through July 1, 1997, subject to the limitations described below, the General Partner was entitled to receive a specified reinvestment incentive fee (a "Reinvestment Incentive Fee") for performing acquisition services equal to a percentage of the purchase price (whether paid in cash, Depositary Units, other securities and/or with mortgage financing) of properties (other than Predecessor Properties) acquired from July 1, 1987 through July 1, 1997. This percentage was 1% for the first five years and 1/2% for the second five years. Although a Reinvestment Incentive Fee accrued each time a property was acquired, Reinvestment Incentive Fees were only payable on an annual basis, within 45 days after the end of each calendar year, if the following subordination provisions were satisfied. Reinvestment Incentive Fees accrued in any year were only payable if the sum of (x) the sales price of all Predecessor Properties (net of associated debt which encumbered these Properties at the consummation of the Exchange) sold through the end of that year and (y) the appraised value of all Predecessor Properties which have been financed or refinanced (and not subsequently sold), net of the amount of any refinanced debt through the end of that year determined at the time of such financings or refinancings, exceeds the aggregate values assigned to those Predecessor Properties for purposes of the Exchange. If the subordination provisions were not satisfied in any year, payment of Reinvestment Incentive Fees for that year were deferred. Through December 31, 1997, an aggregate of (i) 159 Predecessor Properties were sold or disposed of for an aggregate amount of approximately $99,268,000 net of associated indebtedness which encumbered these Properties at the consummation of the Exchange, and (ii) 25 Predecessor Properties were refinanced at an aggregate appraised value, net of the amount of the refinanced debt, of approximately $37,672,000 for a sum total of approximately $136,940,000. Aggregate appraised values attributable to these Predecessor Properties for purposes of the Exchange were approximately $145,663,000. Two properties were acquired in June 1997. Since the subordination requirements were not met as of June 30, 1997, the termination date of the right to receive such fee, no reinvestment incentive fee is due or payable to the General Partner for such properties.




                                      III-9

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

         In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefor. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee. In 1997 such amounts were approximately $34,000, which reimbursement was approved by the Audit Committee. In addition, an affiliate of the General Partner provided certain administrative services to AREP in the amount of approximately $3,000 in 1997.

         The Audit Committee meets on an annual basis, or more often if necessary, to review any conflicts of interest which may arise, including the payment by AREP of any fees to the General Partner or any of its affiliates. The General Partner and its affiliates may not receive duplicative fees.





                                     III-10

                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.

(a)(1)            Financial Statements:

         The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                                   Page
                                                                  Number
                                                                  ------
Independent Auditors' Report                                       II-12

Consolidated Balance Sheets -                                      II-13-14
December 31, 1997 and 1996

Consolidated Statements of Earnings -                              II-15-16
Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Partners' Equity -           II-17
Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows -                            II-18-19
Years ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                         II-20-45

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

         10.14 Subscription Guaranty Agreement between AREP and the Guarantor (filed as Exhibit 4.10 to Amendment No. 1 to AREP's Registration Statment on Form S-3 (Registration No. 333-31561) and incorporated herein by reference).

         10.15 Registration Rights Agreement between AREP and the Guarantor (filed as Exhibit 4.11 to Amendment No. 1 to AREP's Registration Statment on Form S-3 (Registration No. 333-31561) and incorporated herein by reference).

         10.16 Subscription Agent filed as Exhibit 99.1 to AREP's Registration Statment on Form S-3 (Registration
                       No. 333-31561) and incorporated herein by reference.

         16 Letter dated September 27, 1991 of Deloitte & Touche regarding change in accountants (filed as Exhibit No. A to AREP's Current Report on Form 8-K dated October 3, 1991 and incorporated herein by reference).

         22 List of Subsidiaries (filed as Exhibit No. 22 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).


(b)      Reports on Form 8-K:

         (1) A Form 8-K was filed on July 18, 1997 regarding the Company's filing of a registration statement on Form S-3 ("Registration Statement") with the Securities and Exchange Commission regarding a proposed rights offering (the "1997 Offering") by the Registrant to holders of its depositary units.

         (2) A Form 8-K was filed on July 24, 1997 regarding announcing the record date for the proposed 1997 Offering.

         (3) A Form 8-K was filed on August 7, 1997 announcing that the Securities and Exchange Commission declared effective the Registration Statement relating to the 1997 Offering.

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership

                                                                    Schedule III
                                                                          PAGE 1


                      REAL ESTATE OWNED AND REVENUES EARNED

   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:

                                                                                               Operating Method
                                                                                    ----------------------------------------
                                                                                                                     Amount
                                                                                                                     Carried
                                                         No. of       Amount of     Initial Cost      Cost of       at close
                                               State   Locations   Encumberances    to Company    Improvements     of period
                                               -----   ---------   -------------    ----------    ------------     ---------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
  Acme Markets, Inc. and FPBT of Penn.           PA        1                        $2,004,393                    $2,004,393
  Alabama Power Company                          AL        5         $4,292,790
  Amer Stores and The Fidelity Bank              PA        1
  Amer Stores, Grace, & Shottenstein Stores      NJ        1                         2,043,567                     2,043,567
  American Recreation Group, Inc.                NC        1                           642,771       (342,771)       300,000
  Amterre Ltd. Partnership                       NJ        1
  Amterre Ltd. Partnership                       PA        2
  Amterre Ltd. Partnership                       PA        1          8,581,485
  Best Products Co., Inc.                        VA        1                         3,358,053        (54,500)     3,303,553
  Caldor, Inc.                                   MA        1
  Chesebrough-Pond's Inc.                        CN        1                         1,549,805                     1,549,805
  Chomerics, Inc.                                MA        1
  Collins Foods International, Inc.              OR        3                           169,048                       169,048
  Collins Foods International, Inc.              CA        1                            87,810                        87,810
  David Miller of California                     CA        1                         1,036,681                     1,036,681
  Dillon Companies, Inc.                         MO        1                           546,681                       546,681
  Dillon Companies, Inc.                         LA        6                         1,555,112                     1,555,112
  Druid Point Bldg.                              GA        1                         6,139,692        114,890      6,254,582
  Duke Power Co.                                 NC        1          2,903,279
  European American Bank and Trust Co.           NY        1                         1,355,210                     1,355,210
  Farwell Bldg.                                  MN        1            939,773      5,073,279                     5,073,279
  Federated Department Stores, Inc.              CA        1                           363,342                       363,342
  First National Supermarkets, Inc.              CT        1         13,933,727
  First Union National Bank                      NC        1
  Fisher Scientific Company                      IL        1                           597,806                       597,806
  Foodarama Supermarkets, Inc.                   PA        1
  Forte Hotels International, Inc.               NJ        1            216,914
  Forte Hotels International, Inc.               TX        1
  Fox Grocery Company                            WV        1          1,193,998
  Gino's, Inc.                                   MO        1             13,662        209,213                       209,213
  Gino's, Inc.                                   CA        1             15,711        225,100                       225,100
  Gino's, Inc.                                   OH        1             14,627        201,938                       201,938
  Gino's, Inc.                                   IL        1             16,986        235,972                       235,972
  Gino's, Inc.                                   NJ        1
  Golf Road                                      IL        1                         9,292,656                     9,292,656


   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:

                                                      Operating Method                  Financing Method
                                               -------------------------------    -----------------------------
                                                                    Rent due                      Minimum lease
                                                                  and accrued                     payments due
                                                                  or received                     and accrued
                                                Reserve for      in advance at        Net            at end
                                               Depreciation      end of period    Investment       of period
                                               ------------      -------------    ----------       ---------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
  Acme Markets, Inc. and FPBT of Penn.          $1,389,613         ($13,407)
  Alabama Power Company                                                           $7,517,553        ($92,771)
  Amer Stores and The Fidelity Bank                                                  633,667         (11,083)
  Amer Stores, Grace, & Shottenstein Stores      1,525,255          (10,228)
  American Recreation Group, Inc.
  Amterre Ltd. Partnership
  Amterre Ltd. Partnership
  Amterre Ltd. Partnership                                                         5,958,448         (72,990)
  Best Products Co., Inc.
  Caldor, Inc.                                                                     1,873,574
  Chesebrough-Pond's Inc.                        1,110,025          (11,770)
  Chomerics, Inc.                                                                  6,202,655
  Collins Foods International, Inc.                                                   81,764
  Collins Foods International, Inc.                                                   46,444
  David Miller of California                       494,648
  Dillon Companies, Inc.                           310,198           (3,272)
  Dillon Companies, Inc.                           854,145          (34,946)
  Druid Point Bldg.                                883,216
  Duke Power Co.                                                                   4,716,271
  European American Bank and Trust Co.           1,284,888
  Farwell Bldg.                                  1,088,188
  Federated Department Stores, Inc.                                                  208,036
  First National Supermarkets, Inc.                                               23,685,974        (221,459)
  First Union National Bank                                                          577,217
  Fisher Scientific Company                        143,004
  Foodarama Supermarkets, Inc.
  Forte Hotels International, Inc.                                                 6,412,979         (59,447)
  Forte Hotels International, Inc.
  Fox Grocery Company                                                              3,258,447
  Gino's, Inc.                                                                       165,655
  Gino's, Inc.                                                                       151,721
  Gino's, Inc.                                                                       135,210
  Gino's, Inc.                                                                       137,724
  Gino's, Inc.
  Golf Road                                         55,756




   Part 2 - Revenues earned for the Year ended December 31, 1997

                                                                Expended
                                                Total         for interest,
                                               revenue           taxes,        Net income
                                             applicable       repairs and      applicable
                                              to period         expenses       to period
                                              ---------         --------       ---------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
  Acme Markets, Inc. and FPBT of Penn.        $245,888          $46,729         $199,159
  Alabama Power Company                        797,599          417,135          380,464
  Amer Stores and The Fidelity Bank             81,172                0           81,172
  Amer Stores, Grace, & Shottenstein Stores    157,735          130,451           27,284
  American Recreation Group, Inc.               48,164           10,100           38,064
  Amterre Ltd. Partnership                           0              208             (208)
  Amterre Ltd. Partnership                           0           11,357          (11,357)
  Amterre Ltd. Partnership                     597,424          814,130         (216,706)
  Best Products Co., Inc.                      109,134          327,333         (218,199)
  Caldor, Inc.                                 167,527            1,612          165,915
  Chesebrough-Pond's Inc.                      141,236           19,580          121,656
  Chomerics, Inc.                              792,465                0          792,465
  Collins Foods International, Inc.             35,411           21,234           14,177
  Collins Foods International, Inc.             11,455           31,123          (19,668)
  David Miller of California                    63,482           20,750           42,732
  Dillon Companies, Inc.                        65,268           13,688           51,580
  Dillon Companies, Inc.                       183,340           12,184          171,156
  Druid Point Bldg.                          1,351,918        1,242,925          108,993
  Duke Power Co.                               482,477          296,475          186,002
  European American Bank and Trust Co.         175,000           13,384          161,616
  Farwell Bldg.                                957,184          554,753          402,431
  Federated Department Stores, Inc.             63,418                0           63,418
  First National Supermarkets, Inc.          2,194,767        1,355,148          839,619
  First Union National Bank                     53,820                0           53,820
  Fisher Scientific Company                    176,583           22,426          154,157
  Foodarama Supermarkets, Inc.                  81,014           13,040           67,974
  Forte Hotels International, Inc.             585,869           56,984          528,885
  Forte Hotels International, Inc.             (11,423)           2,403          (13,826)
  Fox Grocery Company                          290,442          114,824          175,618
  Gino's, Inc.                                  33,514            3,762           29,752
  Gino's, Inc.                                  42,735            8,081           34,654
  Gino's, Inc.                                  39,120            3,529           35,591
  Gino's, Inc.                                  45,689            4,353           41,336
  Gino's, Inc.                                  33,010           (1,081)          34,091
  Golf Road                                    108,494          135,636          (27,142)

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership

                                                                    Schedule III
                                                                          PAGE 2


                      REAL ESTATE OWNED AND REVENUES EARNED

   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:


                                                                                               Operating Method
                                                                                    -----------------------------------------
                                                                                                                     Amount
                                                                                                                     Carried
                                                         No. of       Amount of     Initial Cost      Cost of       at close
                                               State   Locations   Encumberances    to Company    Improvements     of period
                                               -----   ---------   -------------    ----------    ------------     ---------
  Grand Union Co.                                NJ        1                             430,664                       430,664
  Grand Union Co.                                MD        1                             372,383                       372,383
  Grand Union Co.                                NY        3                           1,110,120      (19,100)       1,091,020
  Grand Union Co.                                NY        1
  Grand Union Co.                                VA        1                             266,468                       266,468
  Grand Union Co.                                NY        1            4,473,221
  Gunite                                         IN        1              148,230      1,134,565                     1,134,565
  G.D. Searle & Co.                              MD        1                             299,229                       299,229
  G.D. Searle & Co.                              MN        1                             261,918                       261,918
  G.D. Searle & Co.                              AL        1                                   0                             0
  G.D. Searle & Co.                              IL        1                             256,295                       256,295
  G.D. Searle & Co.                              FL        1                                   0                             0
  G.D. Searle & Co.                              MN        1                             339,358                       339,358
  G.D. Searle & Co.                              IL        1                             323,559                       323,559
  G.D. Searle & Co.                              TN        1                             214,421                       214,421
  G.D. Searle & Co.                              TN        1                                   0                             0
  G.D. Searle & Co.                              MD        1                             325,891                       325,891
  Hancock                                        LA        1
  Haverty Furniture Companies, Inc.              GA        1              245,234
  Haverty Furniture Companies, Inc.              FL        1              185,175
  Haverty Furniture Companies, Inc.              VA        1              232,724
  Holiday Inn                                    AZ        1
  Integra A Hotel and Restaurant Co.             AL        2                             245,625                       245,625
  Integra A Hotel and Restaurant Co.             IL        1                             198,392                       198,392
  Integra A Hotel and Restaurant Co.             IN        1                             231,513                       231,513
  Integra A Hotel and Restaurant Co.             OH        1
  Integra A Hotel and Restaurant Co.             MO        1                             224,837                       224,837
  Integra A Hotel and Restaurant Co.             TX        1                             228,793                       228,793
  Integra A Hotel and Restaurant Co.             MI        1                             234,464                       234,464
  Intermountain Color                            KY        1               11,180        559,644                       559,644
  J.C. Penney Company, Inc.                      MA        1                           2,484,262                     2,484,262
  Kelley Springfield Tire Company                TN        1                             120,946                       120,946
  K-Mart Corporation                             LA        1
  K-Mart Corporation                             WI        1
  K-Mart Corporation                             FL        1
  K-Mart Corporation                             MN        1              530,000
  K-Mart Corporation                             FL        1                           2,760,118                     2,760,118


   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:

                                                     Operating Method                   Financing Method
                                               --------------------------------   -----------------------------
                                                                    Rent due                      Minimum lease
                                                                  and accrued                     payments due
                                                                  or received                     and accrued
                                                Reserve for      in advance at        Net            at end
                                               Depreciation      end of period    Investment       of period
                                               ------------      -------------    ----------       ---------
  Grand Union Co.                                                                   427,410
  Grand Union Co.                                 249,742
  Grand Union Co.                                                                 1,101,687
  Grand Union Co.
  Grand Union Co.                                 178,999
  Grand Union Co.                                                                 7,310,207
  Gunite                                        1,065,034          (17,340)
  G.D. Searle & Co.                               145,833           (2,383)
  G.D. Searle & Co.                               174,337           (2,551)
  G.D. Searle & Co.                                     0
  G.D. Searle & Co.                               161,229           (3,835)
  G.D. Searle & Co.                                     0
  G.D. Searle & Co.                               147,266           (1,847)
  G.D. Searle & Co.                               223,483           (2,360)
  G.D. Searle & Co.                               145,172            1,562
  G.D. Searle & Co.                                     0
  G.D. Searle & Co.                               146,800           (2,250)
  Hancock                                                          (28,024)
  Haverty Furniture Companies, Inc.                                                 616,002
  Haverty Furniture Companies, Inc.                                                 466,667         (749)
  Haverty Furniture Companies, Inc.                                                 594,370
  Holiday Inn
  Integra A Hotel and Restaurant Co.                                              1,397,060
  Integra A Hotel and Restaurant Co.                                                461,675          859
  Integra A Hotel and Restaurant Co.                                                604,563
  Integra A Hotel and Restaurant Co.                                                620,765
  Integra A Hotel and Restaurant Co.                                                469,913
  Integra A Hotel and Restaurant Co.                                                576,867
  Integra A Hotel and Restaurant Co.                                                577,240
  Intermountain Color                             434,676
  J.C. Penney Company, Inc.                     1,588,326          (41,707)
  Kelley Springfield Tire Company                  75,200
  K-Mart Corporation                                                              1,684,293
  K-Mart Corporation                                                              1,919,517
  K-Mart Corporation                                                              2,224,386
  K-Mart Corporation                                                              1,780,445
  K-Mart Corporation                            1,688,401


         Part 2 - Revenues earned for the Year ended December 31, 1997

                                                                 Expended
                                            Total              for interest,
                                           revenue                 taxes,          Net income
                                         applicable            repairs and         applicable
                                          to period              expenses          to period
                                        ------------             --------          ---------

  Grand Union Co.                           85,502                 1,900              83,602
  Grand Union Co.                           33,750                19,576              14,174
  Grand Union Co.                          220,389                 6,234             214,155
  Grand Union Co.                            7,083               128,895            (121,812)
  Grand Union Co.                           24,150                 3,579              20,571
  Grand Union Co.                          676,977               460,329             216,648
  Gunite                                   208,080                33,042             175,038
  G.D. Searle & Co.                         27,000                 5,372              21,628
  G.D. Searle & Co.                         22,162                 3,519              18,643
  G.D. Searle & Co.                              0                 1,263              (1,263)
  G.D. Searle & Co.                         23,013                 5,990              17,023
  G.D. Searle & Co.                              0                  (645)                645
  G.D. Searle & Co.                         30,614                 5,551              25,063
  G.D. Searle & Co.                         28,319                 4,656              23,663
  G.D. Searle & Co.                         18,740                     0              18,740
  G.D. Searle & Co.                              0                 5,193              (5,193)
  G.D. Searle & Co.                         28,598                 5,365              23,233
  Hancock                                  450,785               152,045             298,740
  Haverty Furniture Companies, Inc.         55,885                25,361              30,524
  Haverty Furniture Companies, Inc.         42,337                19,150              23,187
  Haverty Furniture Companies, Inc.         54,193                24,410              29,783
  Holiday Inn                            2,138,010             1,699,352             438,658
  Integra A Hotel and Restaurant Co.       239,858                 4,600             235,258
  Integra A Hotel and Restaurant Co.       103,757                 2,470             101,287
  Integra A Hotel and Restaurant Co.       121,983                 2,300             119,683
  Integra A Hotel and Restaurant Co.        89,986                 2,330              87,656
  Integra A Hotel and Restaurant Co.       108,409                 2,330             106,079
  Integra A Hotel and Restaurant Co.       139,420                 2,360             137,060
  Integra A Hotel and Restaurant Co.       138,537                 2,300             136,237
  Intermountain Color                       81,330                29,063              52,267
  J.C. Penney Company, Inc.                250,244                79,496             170,748
  Kelley Springfield Tire Company           11,449                 8,155               3,294
  K-Mart Corporation                       141,806                   516             141,290
  K-Mart Corporation                       173,164                     0             173,164
  K-Mart Corporation                       213,781                     0             213,781
  K-Mart Corporation                       146,038                46,819              99,219
  K-Mart Corporation                       236,480               278,694             (42,214)

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership

                                                                    Schedule III
                                                                          PAGE 3


                      REAL ESTATE OWNED AND REVENUES EARNED

   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:

                                                                                                   Operating Method
                                                                                    ----------------------------------------
                                                                                                                     Amount
                                                                                                                     Carried
                                                         No. of       Amount of     Initial Cost      Cost of       at close
                                               State   Locations   Encumberances    to Company    Improvements     of period
                                               -----   ---------   -------------    ----------    ------------     ---------
  K-Mart Corporation                             IA        1
  K-Mart Corporation                             FL        2                         2,636,000                     2,636,000
  K-Mart Corporation                             IL        1            263,859
  Kobacker Stores, Inc.                          MI        4                           215,148                       215,148
  Kobacker Stores, Inc.                          KY        1             66,777         88,364                        88,364
  Kobacker Stores, Inc.                          OH        5             65,759        354,030                       354,030
  Kraft, Inc.                                    NC        1
  Landmark Bancshares Corporation                MO        1
  Levitz Furniture Corporation                   NY        1                           988,463                       988,463
  Lockheed Corporation                           CA        1                         2,449,469                     2,449,469
  Louisiana Power and Light Company              LA        8          3,464,338
  Louisiana Power and Light Company              LA        7          2,075,693      3,491,431                     3,491,431
  Macke Co.                                      VA        1
  Marsh Supermarkets, Inc.                       IN        1                         5,001,933                     5,001,933
  Montgomery Ward, Inc.                          PA        1                         3,289,166                     3,289,166
  Montgomery Ward, Inc.                          NJ        1
  Morrison, Inc.                                 AL        1                           324,288                       324,288
  Morrison, Inc.                                 GA        1                           347,404                       347,404
  Morrison, Inc.                                 FL        1                           375,392                       375,392
  Morrison, Inc.                                 VA        2                           363,059                       363,059
  M.C.O. Properties                              CO        1
  North Carolina National Bank                   SC        6                         2,938,008                     2,938,008
  Occidental Petroleum Corp.                     CA        1          1,857,296
  Ohio Power Co. Inc.                            OH        1
  Old National Bank of Washington                WA        1                         4,190,632                     4,190,632
  Park West                                      KY        1                        19,020,000                    19,020,000
  Penske Corp.                                   OH        1            108,036
  Pneumo Corp.                                   OH        1            878,314
  Portland General Electric Company              OR        1         46,177,752
  Rouse Company                                  MD        1          3,320,839
  Safeway Stores, Inc.                           LA        1                         1,782,885                     1,782,885
  Sams                                           MI        1          5,543,256      8,844,225                     8,844,225
  Smith's Management Corp.                       NV        1            371,047
  Southland Corporation                          FL        5                         1,162,971                     1,162,971
  Staples                                        NY        1                         2,455,975      1,607          2,457,582
  Stop 'N Shop Co., Inc.                         NY        1                         5,013,507                     5,013,507
  Stop 'N Shop Co., Inc.                         VA        1            869,612

   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:

                                                      Operating Method                    Financing Method
                                              ---------------------------------   --------------------------------
                                                                    Rent due                      Minimum lease
                                                                  and accrued                     payments due
                                                                  or received                     and accrued
                                                Reserve for      in advance at        Net            at end
                                               Depreciation      end of period    Investment       of period
                                               ------------      -------------    ----------       ---------
  K-Mart Corporation                                                               1,367,760
  K-Mart Corporation                            1,765,878                          1,831,105
  K-Mart Corporation                                                                 977,099
  Kobacker Stores, Inc.                                               (416)          423,743          (1,133)
  Kobacker Stores, Inc.                                                              100,094
  Kobacker Stores, Inc.                                                              613,834
  Kraft, Inc.
  Landmark Bancshares Corporation                                                  4,586,844
  Levitz Furniture Corporation                                     (13,017)        2,149,353         (27,661)
  Lockheed Corporation                                             (52,793)        4,143,163        (107,624)
  Louisiana Power and Light Company                                               12,443,623
  Louisiana Power and Light Company                                                4,321,049
  Macke Co.                                                         15,484
  Marsh Supermarkets, Inc.                      2,133,683
  Montgomery Ward, Inc.                         2,120,374
  Montgomery Ward, Inc.                                                            1,570,578          (4,105)
  Morrison, Inc.                                                                     720,862
  Morrison, Inc.                                                                     690,199
  Morrison, Inc.                                                                     728,153
  Morrison, Inc.                                                                   1,785,553
  M.C.O. Properties
  North Carolina National Bank                  1,008,024           (3,926)
  Occidental Petroleum Corp.
  Ohio Power Co. Inc.                                                              3,962,361         (38,220)
  Old National Bank of Washington               2,816,843
  Park West
  Penske Corp.                                                                       573,940
  Pneumo Corp.                                                                     2,272,594
  Portland General Electric Company                                               52,081,512
  Rouse Company                                                                    6,362,762
  Safeway Stores, Inc.                          1,061,233           (7,096)
  Sams                                          1,371,772          (90,412)
  Smith's Management Corp.                                                           838,205
  Southland Corporation                           657,550
  Staples                                          37,661
  Stop 'N Shop Co., Inc.                        3,589,887
  Stop 'N Shop Co., Inc.                                                           2,815,364         (30,930)





         Part 2 - Revenues earned for the Year ended December 31, 1997

                                                                   Expended
                                                  Total          for interest,
                                                 revenue            taxes,        Net income
                                               applicable        repairs and      applicable
                                                to period          expenses       to period
                                                ---------          --------       ---------
  K-Mart Corporation                              128,806                0           128,806
  K-Mart Corporation                              413,734           36,563           377,171
  K-Mart Corporation                               78,194           24,912            53,282
  Kobacker Stores, Inc.                            62,971            7,805            55,166
  Kobacker Stores, Inc.                            19,192           10,975             8,217
  Kobacker Stores, Inc.                            92,644           18,822            73,822
  Kraft, Inc.                                      50,414          (39,646)           90,060
  Landmark Bancshares Corporation                 644,743              466           644,277
  Levitz Furniture Corporation                    354,406              563           353,843
  Lockheed Corporation                            847,243                0           847,243
  Louisiana Power and Light Company             1,567,252          372,734         1,194,518
  Louisiana Power and Light Company             1,007,611          225,702           781,909
  Macke Co.                                        74,516            6,739            67,777
  Marsh Supermarkets, Inc.                        506,300          231,479           274,821
  Montgomery Ward, Inc.                           314,280           61,698           252,582
  Montgomery Ward, Inc.                           147,710               54           147,656
  Morrison, Inc.                                  134,559            2,300           132,259
  Morrison, Inc.                                  134,750                0           134,750
  Morrison, Inc.                                  142,096            2,300           139,796
  Morrison, Inc.                                  276,296            4,943           271,353
  M.C.O. Properties                                12,974           33,144           (20,170)
  North Carolina National Bank                    224,823           51,285           173,538
  Occidental Petroleum Corp.                            0          253,333          (253,333)
  Ohio Power Co. Inc.                             370,060                0           370,060
  Old National Bank of Washington                 677,222          496,555           180,667
  Park West                                             0              187              (187)
  Penske Corp.                                     84,821           12,474            72,347
  Pneumo Corp.                                    223,429           93,346           130,083
  Portland General Electric Company             4,497,800        2,268,352         2,229,448
  Rouse Company                                   563,969          347,415           216,554
  Safeway Stores, Inc.                             85,150           13,751            71,399
  Sams                                          1,127,521          712,492           415,029
  Smith's Management Corp.                         75,545           37,115            38,430
  Southland Corporation                           127,573           15,424           112,149
  Staples                                         277,966           94,494           183,472
  Stop 'N Shop Co., Inc.                          454,145           71,754           382,391
  Stop 'N Shop Co., Inc.                          254,630           85,787           168,843

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership

                                                                    Schedule III
                                                                          PAGE 4


                      REAL ESTATE OWNED AND REVENUES EARNED

   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:




                                                                                                Operating Method
                                                                                    ----------------------------------------
                                                                                                                     Amount
                                                                                                                     Carried
                                                         No. of       Amount of     Initial Cost      Cost of       at close
                                               State   Locations   Encumberances    to Company    Improvements     of period
                                               -----   ---------   -------------    ----------    ------------     ---------
  Super Foods Services, Inc.                     MI        1         6,635,566
  SuperValu Stores, Inc.                         MN        1                         1,370,965                     1,370,965
  SuperValu Stores, Inc.                         OH        1                         3,000,671                     3,000,671
  SuperValu Stores, Inc.                         GA        1                         2,344,836                     2,344,836
  SuperValu Stores, Inc.                         IN        1                         2,267,573                     2,267,573
  Telecom Properties, Inc.                       OK        1            44,630
  Telecom Properties, Inc.                       KY        1           115,678         281,253                       281,253
  The A&P Company                                MI        1
  The TJX Companies, Inc.                        IL        1
  Toys "R" Us, Inc.                              MA        1
  Toys "R" Us, Inc.                              IL        1
  Toys "R" Us, Inc.                              NY        1
  Toys "R" Us, Inc.                              TX        1           856,725         501,836                       501,836
  Toys "R" Us, Inc.                              MI        1
  Toys "R" Us, Inc.                              TX        1
  Trafalgar Industries, Inc.                     NY        1
  USA Petroleum Corporation                      SC        2                           163,161                       163,161
  USA Petroleum Corporation                      OH        1                            78,443                        78,443
  USA Petroleum Corporation                      GA        2                           138,062                       138,062
  Waban                                          NY        1         3,608,807       8,378,095                     8,378,095
  Watkins                                        MO        1                           965,741                       965,741
  Webcraft Technologies                          MD        1           487,877         780,774                       780,774
  Wetterau, Inc.                                 PA        1
  Wetterau, Inc.                                 NJ        2
  Wickes Companies, Inc.                         CA        2         1,507,459       2,447,297                     2,447,297

RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
  Crown Cliffs                                   AL        1         8,504,936      10,944,883      120,992       11,065,875  (2)


Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:

                                                       Operating Method                Financing Method
                                                -------------------------------   -----------------------------
                                                                    Rent due                      Minimum lease
                                                                  and accrued                     payments due
                                                                  or received                     and accrued
                                                Reserve for      in advance at        Net            at end
                                               Depreciation      end of period    Investment       of period
                                               ------------      -------------    ----------       ---------
  Super Foods Services, Inc.                                                       10,213,426
  SuperValu Stores, Inc.                          211,948
  SuperValu Stores, Inc.                          474,489
  SuperValu Stores, Inc.                          367,453
  SuperValu Stores, Inc.                          354,965
  Telecom Properties, Inc.                                                            115,990
  Telecom Properties, Inc.                                                            101,212
  The A&P Company                                                                   1,678,976
  The TJX Companies, Inc.                                                           2,661,258       (54,094)
  Toys "R" Us, Inc.
  Toys "R" Us, Inc.
  Toys "R" Us, Inc.
  Toys "R" Us, Inc.                                                                 1,107,437
  Toys "R" Us, Inc.
  Toys "R" Us, Inc.
  Trafalgar Industries, Inc.
  USA Petroleum Corporation                                                           167,972
  USA Petroleum Corporation                                                            88,832
  USA Petroleum Corporation                                                           146,749
  Waban                                           500,930
  Watkins                                          81,047           (9,650)
  Webcraft Technologies                           117,371
  Wetterau, Inc.                                                                      823,756
  Wetterau, Inc.                                                                    1,780,342
  Wickes Companies, Inc.                        1,250,994          (18,970)

RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
  Crown Cliffs                                  1,173,049


Part 2 - Revenues earned for the Year ended December 31, 1997


                                                             Expended
                                           Total           for interest,
                                          revenue              taxes,       Net income
                                        applicable         repairs and      applicable
                                         to period           expenses       to period
                                         ---------           --------       ---------
  Super Foods Services, Inc.              1,087,412          578,888         508,524
  SuperValu Stores, Inc.                    114,885           26,679          88,206
  SuperValu Stores, Inc.                    319,834           58,394         261,440
  SuperValu Stores, Inc.                    224,215           45,631         178,584
  SuperValu Stores, Inc.                    193,024           44,128         148,896
  Telecom Properties, Inc.                   10,965            4,663           6,302
  Telecom Properties, Inc.                   37,044           12,120          24,924
  The A&P Company                           176,747                0         176,747
  The TJX Companies, Inc.                   238,968            3,701         235,267
  Toys "R" Us, Inc.                          82,445           55,006          27,439
  Toys "R" Us, Inc.                         101,865           71,337          30,528
  Toys "R" Us, Inc.                         104,136           80,361          23,775
  Toys "R" Us, Inc.                         108,188           78,725          29,463
  Toys "R" Us, Inc.                          77,087           56,207          20,880
  Toys "R" Us, Inc.                         142,913           64,402          78,511
  Trafalgar Industries, Inc.                      0           31,226         (31,226)
  USA Petroleum Corporation                  39,312            1,035          38,277
  USA Petroleum Corporation                  18,900                0          18,900
  USA Petroleum Corporation                  33,264                0          33,264
  Waban                                     659,262          421,042         238,220
  Watkins                                   114,800           26,234          88,566
  Webcraft Technologies                     171,353           80,549          90,804
  Wetterau, Inc.                             88,039           12,352          75,687
  Wetterau, Inc.                            187,312            2,254         185,058
  Wickes Companies, Inc.                    588,030          281,054         306,976

RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
  Crown Cliffs                            1,741,608        1,760,276         (18,668)

                                      IV-8

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership

                                                                    Schedule III
                                                                          PAGE 5


                      REAL ESTATE OWNED AND REVENUES EARNED

   PART 1 - REAL ESTATE OWNED AT DECEMBER 31, 1997 - ACCOUNTED FOR UNDER THE:

                                                                                                Operating Method
                                                                                    ----------------------------------------
                                                                                                                     Amount
                                                                                                                     Carried
                                                         No. of       Amount of     Initial Cost      Cost of       at close
                                               State   Locations   Encumberances    to Company    Improvements     of period
                                               -----   ---------   -------------    ----------    ------------     ---------
COMMERCIAL PROPERTY - LAND
--------------------------
  Easco Corp.                                    NC        1                          157,560                       157,560
  Foodarama supermarkets, Inc.                   NY        1                          140,619                       140,619
  Foodarama supermarkets, Inc.                   PA        1                          112,554                       112,554
  Gino's, Inc.                                   MD        1                           86,027                        86,027
  Gino's, Inc.                                   PA        1                           36,271                        36,271
  Gino's, Inc.                                   MI        1                           71,160                        71,160
  Gino's, Inc.                                   MA        2                          102,048                       102,048
  Gino's, Inc.                                   NJ        1                           61,050                        61,050
  J.C. Penney Company, Inc.                      NY        1                           51,009                        51,009
  Levitz Furniture Corporation                   CA        2                        1,134,836                     1,134,836
  Levitz Furniture Corporation                   KS        1                          460,490                       460,490





COMMERCIAL PROPERTY - BUILDING
------------------------------
  Bank South                                     GA        1
  Harwood Square                                 IL        1                        6,803,769                     6,803,769
  Holiday Inn                                    FL        1                        6,846,683       357,299       7,203,982
  Lockheed Corporation                           CA        1
  Safeway Stores, Inc.                           CA        1                          558,652                       558,652
  Toys "R" Us, Inc.                              RI        1
  United Life & Accident Ins. Co.                NH        1
  Wickes Companies, Inc.                         PA        1
  Weigh-Tronix, Inc.                             CA        1
  Baptist Hospital 1                             TN        1         23,089,860
  Baptist Hospital 2                             TN        1          8,569,902


   PART 1 - REAL ESTATE OWNED AT DECEMBER 31, 1997 - ACCOUNTED FOR UNDER THE:


                                                       Operating Method                Financing Method
                                               -------------------------------   ------------------------------
                                                                    Rent due                      Minimum lease
                                                                  and accrued                     payments due
                                                                  or received                     and accrued
                                                Reserve for      in advance at        Net            at end
                                               Depreciation      end of period    Investment       of period
                                               ------------      -------------    ----------      -------------
COMMERCIAL PROPERTY - LAND
--------------------------
  Easco Corp.                                                      (26,750)
  Foodarama supermarkets, Inc.
  Foodarama supermarkets, Inc.
  Gino's, Inc.
  Gino's, Inc.
  Gino's, Inc.
  Gino's, Inc.
  Gino's, Inc.
  J.C. Penney Company, Inc.
  Levitz Furniture Corporation                                     (17,443)
  Levitz Furniture Corporation





COMMERCIAL PROPERTY - BUILDING
------------------------------
  Bank South                                                                       3,755,472
  Harwood Square                                2,997,054
  Holiday Inn                                   2,200,324
  Lockheed Corporation                                                             5,293,023
  Safeway Stores, Inc.                            513,925
  Toys "R" Us, Inc.                                                                1,027,896
  United Life & Accident Ins. Co.                                                  4,396,908          (43,667)
  Wickes Companies, Inc.                                                           3,240,160          (46,366)
  Weigh-Tronix, Inc.                                                               2,501,135
  Baptist Hospital 1                                                              25,234,428        1,105,517
  Baptist Hospital 2                                                               9,365,708          410,318


         PART 2 - REVENUES EARNED FOR THE YEAR ENDED DECEMBER 31, 1997


                                                        Expended
                                           Total       for interest,
                                          revenue         taxes,        Net income
                                        applicable     repairs and      applicable
                                         to period       expenses       to period
                                         ---------       --------       ---------
COMMERCIAL PROPERTY - LAND
--------------------------
  Easco Corp.                               12,400           710           11,690
  Foodarama supermarkets, Inc.              14,000         1,786           12,214
  Foodarama supermarkets, Inc.              12,000             0           12,000
  Gino's, Inc.                               7,143             0            7,143
  Gino's, Inc.                               7,143             0            7,143
  Gino's, Inc.                               7,143           480            6,663
  Gino's, Inc.                              14,286             0           14,286
  Gino's, Inc.                               7,143             0            7,143
  J.C. Penney Company, Inc.                  5,500             0            5,500
  Levitz Furniture Corporation              99,302         7,095           92,207
  Levitz Furniture Corporation              47,009             0           47,009





COMMERCIAL PROPERTY - BUILDING
------------------------------
  Bank South                               382,109       220,716          161,393
  Harwood Square                           737,149       271,064          466,085
  Holiday Inn                            3,959,694     4,145,683         (185,989)
  Lockheed Corporation                     676,617         4,653          671,964
  Safeway Stores, Inc.                      26,900        20,691            6,209
  Toys "R" Us, Inc.                         98,014             0           98,014
  United Life & Accident Ins. Co.          372,115             0          372,115
  Wickes Companies, Inc.                   457,648             0          457,648
  Weigh-Tronix, Inc.                       259,859             0          259,859
  Baptist Hospital 1                       994,844       905,141           89,703
  Baptist Hospital 2                       369,279       335,940           33,339

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership

                                                                   Schedule III
                                                                         PAGE 6


                      REAL ESTATE OWNED AND REVENUES EARNED


   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:

                                                                                                Operating Method
                                                                                    ----------------------------------------
                                                                                                                     Amount
                                                                                                                     Carried
                                                         No. of       Amount of     Initial Cost      Cost of       at close
                                               State   Locations   Encumberances    to Company    Improvements     of period
                                               -----   ---------   -------------    ----------    ------------     ---------
DEVELOPMENT PROPERTY
------------------------------
  Dellwood                                       NY        1                           3,120,317                    3,120,317
  Grassy Hollow                                  NY        1                             601,135                      601,135
  East Syracuse                                  NY        1                             138,108                      138,108


                                                                    ---------------------------------------------------------
                                                                    $156,432,734    $168,789,822    $178,417     $168,968,239(1)
                                                                    =========================================================


   Part 1 - Real estate owned at December 31, 1997 - Accounted for under the:


                                                       Operating Method                  Financing Method
                                               -------------------------------    -----------------------------
                                                                    Rent due                      Minimum lease
                                                                  and accrued                     payments due
                                                                  or received                     and accrued
                                                Reserve for      in advance at        Net            at end
                                               Depreciation      end of period    Investment       of period
                                               ------------      -------------    ----------       ---------
DEVELOPMENT PROPERTY
------------------------------
  Dellwood
  Grassy Hollow
  East Syracuse


                                                --------------------------------------------------------------
                                                $42,369,888(1)     ($399,347)     $265,656,836      $704,395
                                                ==============================================================


         Part 2 - Revenues earned for the Year ended December 31, 1997


                                                              Expended
                                              Total         for interest,
                                             revenue            taxes,        Net income
                                           applicable       repairs and      applicable
                                            to period         expenses       to period
                                            ---------         --------       ---------
DEVELOPMENT PROPERTY
------------------------------
  Dellwood                                            0               0                 0
  Grassy Hollow                                       0               0                 0
  East Syracuse                                       0               0                 0

                                           ----------------------------------------------
                                            $47,857,010     $24,041,366       $23,815,644
                                           ==============================================


(1)Amount shown includes hotel operating properties.

(2)The Company owns a 70% interest in the joint venture which owns this property.

                                                                    Schedule III
                                                                          Page 7


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1997


1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1997                                  $ 160,112,640
       Additions during period                                       28,946,473
       Write downs                                                     (704,782)
       Reclassifications during period from financing leases          4,000,824
       Reclassifications during period to assets held for sale       (3,763,071)
       Disposals during period                                      (19,623,845)
                                                                  -------------

       Balance - December 31, 1997                                $ 168,968,239
                                                                   =============


 b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1997                                  $ 43,754,936
       Depreciation during period                                    3,849,795
       Disposals during period                                      (3,752,894)
       Reclassifications during period to assets held for sale      (1,481,949)
                                                                  ------------

       Balance - December 31, 1997                                $ 42,369,888
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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1997                               $  253,781,903
       Additions during period                                     34,750,966
       Write downs                                                   (380,000)
       Reclassifications during period                             (4,000,824)
       Disposals during period                                    (10,812,126)
       Amortization of unearned income                             25,146,392
       Minimum lease rentals received                             (32,829,475)
                                                               --------------

       Balance - December 31, 1997                             $  265,656,836
                                                               ==============


3. The aggregate cost of real estate owned for Federal income tax purposes is $361,474,634.

                                                                     (Continued)

                                                                    Schedule III
                                                                          Page 8


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1997

4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

       Net income applicable to financing and operating leases            $    23,815,644
       Add interest income - other and dividend income                         23,060,868
                                                                          ---------------

                                                                               46,876,512
                                                                          ---------------

       Deduct expenses not allocated:

       General and administrative expenses                                      3,187,794
       Nonmortgage interest expense                                             1,525,796
       Other                                                                    1,143,306
                                                                          ---------------

                                                                                5,856,896
                                                                          ---------------

       Earnings before gain on property and securities transactions            41,019,616
       Provision for loss on mortgages receivable                              (9,790,000)
       Provision for loss on property                                          (1,084,782)
       Gain on sales of real estate                                            16,051,491
       Gain on sale of marketable equity securities                            29,188,087
                                                                          ---------------
       Net earnings                                                       $    75,384,412
                                                                          ===============


                                                                     (Continued)

                                                                    Schedule III
                                                                          Page 9

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1996

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1996                                              $   193,311,259
       Additions during period                                                     11,991,211
       Write downs                                                                   (660,000)
       Reclassifications during period from financing leases                          233,879
       Reclassifications during period to assets held for sale                     (6,110,905)
       Disposals during period                                                    (38,652,804)
                                                                              ---------------

       Balance - December 31, 1996                                            $   160,112,640
                                                                              ===============


b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1996                                               $  49,406,334
       Depreciation during period                                                  4,895,252
       Disposals during period                                                    (6,530,965)
       Reclassifications during period to assets held for sale                    (4,015,685)
                                                                               -------------

       Balance - December 31, 1996                                             $  43,754,936
                                                                               =============


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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1996                     $  281,532,52
       Other                                                  (988)
       Reclassifications during period                    (233,879)
       Disposals during period                         (20,201,810)
       Amortization of unearned income                  26,073,205
       Minimum lease rentals received                  (33,387,154)
                                                     -------------

       Balance - December 31, 1996                   $ 253,781,903
                                                     =============


3. The aggregate cost of real estate owned for Federal income tax purposes is $340,405,247.

                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 10


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1996

4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

     Net income applicable to financing and operating leases    $ 27,911,271
     Add interest income - other and dividend income              12,949,679
                                                                ------------

                                                                  40,860,950
                                                                ------------

     Deduct expenses not allocated:

     General and administrative expenses                           2,938,684
     Nonmortgage interest expense                                  2,604,345
     Other                                                         1,077,736
                                                                ------------
                                                                   6,620,765
                                                                ------------
     Earnings before gain on property transactions                34,240,185
     Provision for loss on property                                 (935,000)
     Gain on sales of real estate                                 24,516,867
                                                                 -----------

     Net earnings                                               $ 57,822,052
                                                                ============


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 11


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1995

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

     Balance - January 1, 1995                                   $ 185,327,608
     Additions during period                                        22,019,288
     Write downs                                                      (768,701)
     Reclassifications during period to assets held for sale        (3,227,355)
     Disposals during period                                       (10,039,581)
                                                                 -------------

     Balance - December 31, 1995                                 $ 193,311,259
                                                                 =============


b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

     Balance - January 1, 1995                                    $ 48,234,722
     Depreciation during period                                      4,731,153
     Disposals during period                                        (2,106,287)
     Reclassifications during period to property held for sale      (1,453,254)
                                                                  ------------

     Balance - December 31, 1995                                  $ 49,406,334
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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

     Balance - January 1, 1995                      $ 314,260,786
     Reclassifications during period                   (1,280,739)
     Disposals during period                          (24,242,668)
     Amortization of unearned income                   29,452,066
     Minimum lease rentals received                   (36,656,916)
                                                    -------------

     Balance - December 31, 1995                    $ 281,532,529
                                                    =============


3. The aggregate cost of real estate owned for Federal income tax purposes is $376,471,538.

                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 12


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1995


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

     Net income applicable to financing and operating leases    $ 29,312,510
     Add interest income - other                                   8,398,380
                                                                ------------

                                                                  37,710,890
                                                                ------------

     Deduct expenses not allocated:

     General and administrative expenses                           2,605,331
     Nonmortgage interest expense                                  3,696,889
     Other                                                           575,794
                                                                ------------

                                                                   6,878,014
                                                                ------------

     Earnings before gain on property transactions                30,832,876

     Provision for loss on property                                 (768,701)

     Gain on sales of real estate                                  5,091,445
                                                                ------------

     Net earnings                                               $ 35,155,620
                                                                ============


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 13


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE
FINANCING METHOD) DECEMBER 31, 1997

                                                               Net
          State                                             Investment
          -----                                           ------------
         Alabama                                          $  9,635,475
         California                                         12,344,143
         Connecticut                                        23,685,974
         Florida                                             5,250,311
         Georgia                                             5,208,422
         Illinois                                            4,241,657
         Indiana                                               604,563
         Iowa                                                1,367,760
         Kentucky                                              201,306
         Louisiana                                          18,448,966
         Maryland                                            6,362,762
         Massachusetts                                       8,076,230
         Michigan                                           12,892,840
         Minnesota                                           1,780,445
         Missouri                                            5,216,755
         Nevada                                                838,750
         New Hampshire                                       4,396,908
         New Jersey                                         10,191,310
         New York                                           10,561,246
         North Carolina                                      5,293,488
         Ohio                                                8,268,594
         Oklahoma                                              115,990
         Oregon                                             52,163,782
         Pennsylvania                                       10,656,031
         Rhode Island                                        1,027,896
         South Carolina                                        167,972
         Tennessee                                          34,599,708
         Texas                                               1,684,305
         Virginia                                            5,195,283
         West Virginia                                       3,258,447
         Wisconsin                                           1,919,517
                                                          ------------

                                                          $265,656,836
                                                          ============


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 14


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1997

                                               Amount at which
                                                 Carried at          Reserve for
      State                                     Close of Year       Depreciation
      -----                                     -------------       ------------
      Alabama                                 $ 11,635,789          $ 1,173,049
      California                                 8,303,187            2,259,567
      Connecticut                                1,549,805            1,110,025
      Florida                                   14,138,464            6,312,153
      Georgia                                    9,084,883            1,250,669
      Illinois                                  17,708,445            3,580,526
      Indiana                                    8,635,584            3,553,683
      Kansas                                       460,490                 --
      Kentucky                                  19,949,261              434,676
      Louisiana                                  6,829,427            1,915,376
      Maryland                                   1,864,304              659,746
      Massachusetts                              2,586,310            1,588,326
      Michigan                                   9,364,998            1,371,772
      Minnesota                                  7,045,520            1,621,739
      Missouri                                   1,946,471              391,245
      New Jersey                                 2,535,281            1,525,255
      New York                                  23,335,066            5,413,367
      North Carolina                               457,560                 --
      Ohio                                       3,635,082              474,489
      Oregon                                       169,048                 --
      Pennsylvania                               5,442,384            3,509,988
      South Carolina                             3,101,170            1,008,024
      Tennessee                                    335,367              220,371
      Texas                                        730,630                 --
      Virginia                                   3,933,081              178,999
      Washington                                 4,190,632            2,816,843
                                              ------------          -----------

                                              $168,968,239          $42,369,888
                                              ============          ===========



                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 15


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD) DECEMBER 31, 1996

                                                               Net
      State                                                Investment
      -----                                                ----------
      Alabama                                             $ 10,064,256
      California                                            13,300,742
      Connecticut                                           24,148,717
      Florida                                                5,492,092
      Georgia                                                5,491,906
      Illinois                                               5,391,892
      Indiana                                                  641,103
      Iowa                                                   1,406,004
      Kentucky                                                 210,480
      Louisiana                                             19,222,737
      Maryland                                               6,546,154
      Massachusetts                                          9,089,554
      Michigan                                              14,240,540
      Minnesota                                              1,826,407
      Missouri                                               5,367,699
      Nevada                                                   861,937
      New Hampshire                                          4,548,793
      New Jersey                                            14,030,998
      New York                                              12,059,006
      North Carolina                                         6,331,611
      Ohio                                                   8,635,226
      Oklahoma                                                 121,075
      Oregon                                                52,830,039
      Pennsylvania                                          13,140,285
      Rhode Island                                           1,055,043
      South Carolina                                           288,980
      Texas                                                  3,237,774
      Virginia                                               8,835,855
      West Virginia                                          3,395,645
      Wisconsin                                              1,969,353
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


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 16


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1996

                                   Amount at which
                                     Carried at               Reserve for
      State                         Close of Year             Depreciation
      -----                         -------------             ------------
      Alabama                      $ 11,514,796               $   734,307
      Arizona                         9,364,129                 1,582,362
      California                     10,867,240                 2,579,786
      Connecticut                     1,549,805                 1,090,444
      Florida                        13,781,164                 5,698,752
      Georgia                         8,969,994                   983,665
      Illinois                        8,931,657                 3,295,252
      Indiana                         8,635,584                 3,263,763
      Kansas                            460,490                      --
      Kentucky                          929,261                   413,759
      Louisiana                      11,313,683                 2,620,111
      Maryland                        1,864,304                   612,717
      Massachusetts                   2,916,915                 1,508,830
      Michigan                        9,364,998                 1,210,388
      Minnesota                       7,045,520                 1,335,146
      Missouri                        1,946,471                   357,347
      New Jersey                      4,437,341                 1,507,397
      New York                       23,833,344                 5,185,550
      North Carolina                  1,591,685                 1,072,369
      Ohio                            3,635,082                   416,095
      Oregon                            218,713                      --
      Pennsylvania                    7,400,025                 4,258,004
      South Carolina                  3,101,170                   957,698
      Tennessee                         335,367                   214,904
      Texas                             730,630                      --
      Virginia                        1,182,640                   532,630
      Washington                      4,190,632                 2,323,660
                                   ------------               -----------

                                   $160,112,640               $43,754,936
                                   ============               ===========


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 17


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD) DECEMBER 31, 1995

                                                                Net
      State                                                 Investment
      -----                                                 ----------
      Alabama                                              $ 10,442,132
      California                                             14,214,432
      Connecticut                                            24,571,019
      Florida                                                25,524,549
      Georgia                                                 5,659,651
      Illinois                                                5,582,313
      Indiana                                                   660,868
      Iowa                                                    1,440,868
      Kentucky                                                  218,831
      Louisiana                                              19,908,683
      Maryland                                                6,714,267
      Massachusetts                                           9,324,902
      Michigan                                               14,507,001
      Minnesota                                               1,868,777
      Missouri                                                5,496,349
      Nevada                                                    883,647
      New Hampshire                                           4,688,575
      New Jersey                                             14,444,858
      New York                                               13,044,999
      North Carolina                                          6,705,397
      Ohio                                                    8,925,929
      Oklahoma                                                  125,713
      Oregon                                                 53,486,728
      Pennsylvania                                           13,639,937
      Rhode Island                                            1,079,730
      South Carolina                                            308,267
      Texas                                                   3,320,904
      Virginia                                                9,206,882
      West Virginia                                           3,521,376
      Wisconsin                                               2,014,945
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


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 18


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1995

                                   Amount at which
                                     Carried at                Reserve for
      State                         Close of Year             Depreciation
      -----                         -------------             ------------
      Alabama                      $ 11,459,096               $   265,568
      Arizona                         9,028,875                 1,141,233
      California                     13,574,684                 3,861,125
      Connecticut                     1,549,805                 1,070,864
      Florida                        13,772,389                 5,122,422
      Georgia                         7,750,258                   797,977
      Illinois                        8,850,494                 3,065,734
      Indiana                         8,635,584                 2,954,479
      Kansas                            460,490                      --
      Kentucky                       14,851,240                 1,052,938
      Louisiana                      11,313,683                 2,479,819
      Maryland                        1,864,304                   565,688
      Massachusetts                   2,916,915                 1,429,333
      Michigan                       12,649,448                 2,865,957
      Minnesota                       8,023,299                 1,722,126
      Missouri                        1,946,471                   323,448
      New Jersey                      4,437,341                 1,489,539
      New York                       23,410,097                 4,944,535
      North Carolina                  8,580,112                 1,120,666
      Ohio                            3,635,082                   357,702
      Oregon                            298,451                      --
      Pennsylvania                   10,386,463                 6,045,388
      South Carolina                  3,101,170                   907,373
      Tennessee                         335,367                   205,951
      Texas                           4,302,872                 2,810,501
      Virginia                        1,986,638                   975,491
      Washington                      4,190,631                 1,830,477
                                   ------------               -----------

                                   $193,311,259               $49,406,334
                                   ============               ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.


                                       AMERICAN REAL ESTATE PARTNERS, L.P.

                                       By:   AMERICAN PROPERTY INVESTORS, INC.
                                             General Partner

                                       By:   /s/ Carl C. Icahn
                                             -------------------------
                                             Carl C. Icahn
                                             Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AREP and in the capacities and on the dates indicated.

         Signature           Title                                Date
         ---------           -----                                ----
/s/Carl C. Icahn           Chairman of the Board                March 30, 1998
-----------------------
   Carl C. Icahn             (Principal Executive
                             Officer)

/s/Alfred D. Kingsley      Director                             March 30, 1998
------------------------
Alfred D. Kingsley

/s/William A. Leidesdorf   Director                             March 30, 1998
------------------------
   William A. Leidesdorf

/s/Jack G. Wasserman       Director                             March 30, 1998
------------------------
   Jack G. Wasserman

/s/John P. Saldarelli      Treasurer                            March 30, 1998
------------------------
   John P. Saldarelli        (Principal Financial
                             Officer and Principal
                             Accounting Officer)