Form 10-Q
period 1998-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1998-05-15
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


(MARK ONE)
----------


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended             MARCH 31, 1998
                                           --------------

                                OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

                Commission file number    1-9516


                AMERICAN REAL ESTATE PARTNERS, L.P.
                -----------------------------------
      (Exact name of registrant as specified in its charter)


     DELAWARE                                 13-3398766
----------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)         No.)


100 SOUTH BEDFORD ROAD, MT. KISCO, NY          10549
-------------------------------------          ------
(Address of principal executive offices)       (Zip Code)


(Registrant's telephone number,
 including area code)                          (914) 242-7700
                                               --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been  subject  to  such  filing requirements
for the past 90 days.                                Yes   X     No_____
                                                         ------

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


                               INDEX


PART I.  FINANCIAL INFORMATION
                                                        PAGE NO.
     Consolidated Balance Sheets -
     March 31, 1998 and December 31, 1997 ....................1-2

     Consolidated Statements of Earnings -
     Three Months Ended March 31, 1998 and 1997.................3

     Consolidated Statement of Changes In
     Partners' Equity - Three Months
     Ended March 31, 1998 ......................................4

     Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1998 and 1997...............5-6

     Notes to Consolidated Financial Statements.................7

     Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations................................................13

PART II.  OTHER INFORMATION....................................18

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998

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


                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------

                               (IN $000'S)
                               -----------


                                          March 31              December 31,
                                            1998                   1997
                                          ---------             ------------
                                         (unaudited)


ASSETS

Real estate leased to others:
  Accounted for under the financing
    method                                $ 258,366              $ 265,657
  Accounted for under the operating
    method, net of accumulated
    depreciation                            119,922                121,595
Investment in treasury bills                386,884                372,165
Cash and cash equivalents                   124,503                129,147
Mortgages and notes receivable               88,302                 59,970
Investments in limited partnerships          20,295                 22,970
Receivables and other assets                  7,043                  7,838
Hotel operating properties,
    net of accumulated depreciation           4,952                  5,002
Property held for sale                        4,453                  4,164
Debt placement costs,
    net of accumulated amortization           1,525                  1,473
Construction in progress                      1,440                  1,249
                                          ---------                -------
    Total                               $ 1,017,685              $ 991,230
                                          =========                =======

                                                                            Continued.....

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998



                            CONSOLIDATED BALANCE SHEETS
                            ---------------------------

                                    (IN $000'S)
                                    -----------


                                          March 31              December 31,
                                            1998                   1997
                                          ---------             ------------
                                         (unaudited)


LIABILITIES

Mortgages payable                         $  165,888             $  156,433
Senior indebtedness                           11,308                 11,308
Accounts payable, accrued
  expenses and other liabilities               9,939                 10,929
Deferred income                                2,791                  2,792
Distributions payable                            434                    443
                                           ---------             ----------

     Total liabilities                       190,360                181,905
                                           ---------             ----------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
  Preferred units, $10 liquidation
    preference, 5% cumulative pay-
    in-kind redeemable; 9,400,000
    authorized; 7,676,607 and 7,311,054
    issued and outstanding as of
    March 31, 1998 and Dec. 31, 1997           76,766                75,852

   Depositary units; 47,850,000
     authorized; 47,235,484
     outstanding                              745,057               728,329

General partner                                16,686                16,328

Treasury units at cost:
  1,037,200 depositary units                  (11,184)              (11,184)
                                           ----------              --------
     Total partners' equity                   827,325               809,325

       Total                              $ 1,017,685             $ 991,230
                                          ===========             =========

                                 See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998

                        CONSOLIDATED STATEMENTS OF EARNINGS
                        -----------------------------------
                                      (UNAUDITED)
                                       ---------
                          (IN $000'S EXCEPT PER UNIT DATA)
                          ---------------------------------

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                      1998                    1997
                                                      ----                    ----

Revenues:
  Interest income on
    financing leases                              $   6,263               $   6,096
  Interest income on treasury
    bills and other investments                       6,456                   2,354
  Rental income                                       4,776                   4,221
  Hotel operating income                              1,242                   3,179
  Dividend income                                     2,521                   1,364
  Other income                                           98                      85
                                                   --------                --------
                                                     21,356                  17,299
                                                   --------                --------

Expenses:
  Interest expense                                    3,335                   3,317
  Depreciation and amortization                       1,322                   1,485
  General and administrative
    expenses                                            889                     718
  Property expenses                                     916                   1,018
  Hotel operating expenses                              992                   2,156
                                                   --------                --------
                                                      7,454                   8,694
                                                   ========                ========
Earnings before property and securities
  transactions                                       13,902                   8,605
Provision for loss on real estate                      (452)                    -
Gain on sale of marketable equity securities          -                      29,227
Gain on sales and disposition
  of real estate                                      4,550                   2,957
                                                    -------                --------
NET EARNINGS                                      $  18,000               $  40,789
                                                   ========                ========
Net earnings attributable to:
  Limited partners                                $  17,642               $  39,977
  General partner                                       358                     812
                                                   --------                --------
                                                  $  18,000               $  40,789
                                                   ========                ========
Net earnings per limited
  partnership unit:

  Basic earnings                                  $     .36               $    1.55
                                                   ========                ========
Weighted average limited partnership
  units outstanding                              46,198,284              25,666,640
                                                 ==========              ==========
  Diluted earnings                               $      .33              $     1.43

  Weighted average limited partnership
  units and equivalent partnership units
  outstanding                                    53,319,088              27,884,557
                                                 ==========              ==========

                   See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                 -----------------------------------------------------
                            Three Months Ended March 31, 1998
                                       (unaudited)
                                       (IN $000'S)


                                           LIMITED PARTNERS' EQUITY
                                           ------------------------
                             General                                                 Total
                             Partners      Depositary     Preferred       Held in     Partners
                  Depositary  Preferred      Held in Partners'
                             EQUITY          UNITS          UNITS        TREASURY     EQUITY
                             ------          -----          -----        --------     --------

Balance
Dec. 31, 1997               $  16,328      $ 728,329      $ 75,852       $ (11,184)   $ 809,325

Net earnings                      358         17,642                                     18,000
Pay-in-kind
distribution                     -              (914)          914             -           -
                             --------       --------       -------        --------     --------

Balance
March 31, 1998              $  16,686      $ 745,057      $ 76,766       $ (11,184)   $ 827,325
                             ========       ========       =======        ========     ========


                             See notes to consolidated financial statements


AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                    (IN $000'S)

                                                      THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                                 1998              1997
                                                                 ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                              $  18,000          $ 40,789
  Adjustments to reconcile earnings to net
    cash provided by operating activities:
      Depreciation and amortization                             1,322             1,485
      Amortization of deferred income                              (1)               (7)
      Gain on sales and disposition of real estate             (4,550)           (2,956)
      Gain on sale of marketable equity securities               -              (29,227)
      Provision for loss on real estate                           452              -
      Changes in:
        Decrease in deferred income                                (1)               (1)
        Decrease (increase) in receivables
          and other assets                                        637              (574)
        Decrease in accounts payable and
          accrued expenses                                     (1,035)           (2,558)
                                                             --------          --------
        Net cash provided by operating activities              14,824             6,951
                                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in mortgages and notes receivable       (28,576)            1,962
  Net proceeds from the sale and disposition
    of real estate                                             10,035            10,886
  Principal payments received on leases
    accounted for under the financing method                    1,962             1,845
  Construction in progress                                       (191)              (76)
  Principal receipts on mortgages receivable                      246                87
  Capitalized expenditures for real estate                       (142)             (874)
  Investment in treasury bills                                (14,719)
  Decrease in investment in limited partnerships                2,676              5,571
  Property acquisitions                                           (83)
  Disposition of marketable equity securities                    -               111,823
                                                             --------          ---------
        Net cash (used in) provided by
          investing activities                                (28,792)           131,224
                                                             --------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
    Distributions to partners                                      (8)              (965)
  Debt:
    Increase in mortgages payable                              11,818              8,712
    Periodic principal payments                                (2,363)            (1,841)
    Balloon payments                                             -                (3,025)
    Debt placement costs                                         (123)               (36)

                                                             --------           --------
        Net cash provided by financing
          activities                                            9,324              2,845
                                                             --------           --------
NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                                   (4,644)           141,020

CASH AND CASH EQUIVALENTS, beginning of period                129,147            105,543
                                                             --------           --------
CASH AND CASH EQUIVALENTS, end of period                    $ 124,503          $ 246,563
                                                             ========           ========

                                                                                          Continued.....


AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
                                     (UNAUDITED)
                                     (IN $000'S)


                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                     1998           1997
                                                     ----           ----


SUPPLEMENTAL INFORMATION:
  Cash payments for interest                   $  4,528            $  3,153
                                                =======             =======

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

Reclassification of real estate:
  To property held for sale                   $     971           $     356
  From operating lease                             (971)               (356)
                                              $    -              $    -
                                               ========            ========

               See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.   GENERAL
     -------

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
     -----------------------------------------------------------

A. The Company entered into a license agreement with an affiliate of the general partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent.
Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner ("The Audit Committee"). For the three months ended March 31, 1998, the Company paid rent of $51,676 in accordance with the agreement.

B. The Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three months ended March 31, 1998, the affiliates paid the Company approximately $15,000 for rent of the sublet space. Such payments have been approved by the Audit Committee.

C. An affiliate of the General Partner provided certain administrative services in the amount of $800 for the three months ended March 31, 1998. Such reimbursements have been approved by the Audit Committee.

D.   As  of  May 1, 1998, High Coast Limited Partnership, an affiliate of Carl
C. Icahn, the  Chairman  of   the Board of the General Partner, owns 6,642,065
Preferred Units and 31,515,044 Depositary Units.

3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

A. On June 23, 1995, Bradlees Stores, Inc., a tenant leasing four properties owned by the Company, filed a voluntary petition for reorganization pursuant

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rentals for these four properties is approximately $1,320,000. The tenant is current in its obligations under the leases. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court. There are existing assignors who are still obligated to fulfill all of the terms and conditions of the leases. At March 31, 1998, the carrying value of these four properties is approximately $6,903,000. One of the properties is encumbered by a nonrecourse mortgage payable of approximately $845,000.

B. On September 18, 1995, Caldor Corp., a tenant leasing a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of pre-petition rent. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At March 31, 1998, the property has a carrying value of approximately $1,855,000 and is unencumbered by any mortgage.

C. In March 1998, the Company executed a contract, with contingencies, to sell its Atlanta, GA office building for $8.6 million.

4.   MORTGAGES AND NOTES RECEIVABLE
     ------------------------------

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

Stratosphere and its wholly owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. Stratosphere filed a Second Amended Plan of Reorganization which, as proposed, would provide holders of the First Mortgage Notes with 100% of the equity in the reorganized entity. If such plan is approved by the Bankruptcy Court, it would provide the Company and the affiliate of the General Partner with a controlling interest in such reorganized entity.

The Company, the General Partner, and the directors and officers of the General Partner are currently in the process of pursuing gaming applications to obtain licenses from the Nevada Gaming Authority. The Company understands that the application process may take a number of months. The Company has no

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


reason to believe it will not obtain its necessary license; however, the Company understands that the licensing application of the affiliate of the General Partner may be reviewed by the authorities earlier than its application. In an effort to facilitate the consummation of the Stratosphere reorganization process if approved by the court in advance of the obtaining of such license by the Company, the Company may transfer its interests in Stratosphere to an affiliate of the General Partner at a price equal to the Company's cost for such Stratosphere First Mortgage Notes. However, in such event, the affiliate of the General Partner would be obligated to sell back to the Company and the Company would be obligated to repurchase such interest in Stratosphere at the same prices, (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company. The Company believes that there should be no problem for it to obtain the appropriate license.

B. In January 1998, the Company acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $17.5 million of First Mortgage Notes issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and
Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $14.3 million. $185 million of such notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

Greate Bay owns   and  operates  the  Sands,  a  destination  resort  complex, containing a 76,000 square foot casino and 532 hotel rooms and other amenities. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long-term debt.

C. In January, 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. $85 million of such notes were issued, which bear interest at 11.75% payable annually and are due February 1, 2002.

The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex, containing a 59,000 square foot casino on three levels and 502 hotel rooms and other attractions.

5.   INVESTMENT IN LIMITED PARTNERSHIP UNITS
     ---------------------------------------

A. On July 17, 1996, the Company's subsidiary, American Real Estate Holdings Limited Partnership ("AREH") and an affiliate of the General Partner,
Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH's total

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


interests are 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making tender offers for outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and the affiliated general partner have a total interest in Raleigh of 33 1/3%. As of March 31, 1998, Boreas has invested approximately $13,729,000 in Raleigh, which represents approximately 35,000 Arvida units. In April 1998, Boreas and the affiliated general partner made an offer to purchase, for approximately $27,000,000, the partnership interests of the unaffiliated Raleigh Partners, which offer has been accepted and is expected to close in May 1998.

The Company has consolidated Boreas in the accompanying financial statements and approximately $4,149,000 representing Bayswater's minority interest has been included in "Accounts payable, accrued expenses, and other liabilities."

Investments in limited partnerships are accounted for under the cost method with income distributions reflected in earnings and return of capital distributions as a reduction of investment.

B. On March 12, 1998 the Company, through its affiliate Olympia Investors, L.P. ("Olympia"), initiated tender offers to purchase up to 160,000 units of limited partnership interest in Integrated Resources High Equity Partners Series 85 ("HEP 85") at a purchase price of $95 per unit, up to 235,000 units of High Equity Partners L.P. - Series 86 ("HEP 86") at a purchase price of $85 per unit and up to 148,000 units of High Equity Partners L.P. - Series 88 ("HEP 88") at a purchase price of $117 per unit (subsequently increased to $125.50 per unit). The offers, currently scheduled to expire May 18, 1998, constitute approximately 40% of the outstanding units of each partnership.

As of May 4, 1998, 24,815 units of HEP 85, 22,587 units of HEP 86 and 10,499 units of HEP 88 had been tendered, totaling approximately $5.6 million in value.

Concurrently with the tender offer the Company entered into an agreement with an affiliate of the general partner of HEP 85, HEP 86 and HEP 88 which gave them a purchase option for 50% of the tendered units at Olympia's tender price plus expenses.

6.   PROPERTY HELD FOR SALE
     ----------------------

At March 31, 1998, the Company owned ten properties that were being actively marketed for sale. At March 31, 1998, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of these properties at March 31, 1998, after incurring a provision for loss on real estate in the amount of $452,000, is estimated to be approximately $4,453,000.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


7.   SIGNIFICANT PROPERTY TRANSACTIONS
     ---------------------------------

On  February  19,  1998,  the Company sold a property located  in  Palo  Alto,
California to its tenant, Lockheed Missile and Space Company, Inc. for a selling price of approximately $9,400,000. As a result, the Company recognized a gain of approximately $4,130,000 in the three months ended March 31, 1998.

8.   MORTGAGES PAYABLE
     -----------------

On March 31, 1998, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $12.4 million, which is secured by a mortgage on two multi-tenant industrial buildings located in Hebron, Kentucky. The loan bears interest at 7.21% per annum and matures July 15, 2008, at which time the remaining principal balance of approximately $10.8 million will be due. Annual debt service is approximately $1,027,000.

9.   DISTRIBUTIONS PAYABLE
     ---------------------

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

10.  PREFERRED UNITS
     ---------------

Pursuant to the terms of the Preferred Units, on February 27, 1998, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 1998 to holders of record as of March 13, 1998. A total of 365,553 additional Preferred Units were issued. As of March 31, 1998, 7,676,607 Preferred Units are issued and outstanding.

11.  EARNINGS PER SHARE
     ------------------

For the three months ended March 31, 1998 and 1997, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


                                  Three Months        Three Months
                                  ENDED 3/31/98       ENDED 3/31/97
                                  -------------       -------------

Basic:
  Earnings before property
    and securities transactions      $   .28             $   .32
     Net gain from property and
     securities transactions             .08                1.23
                                      ------              ------
     Net earnings                    $   .36             $  1.55
                                      ======              ======

Diluted:
  Earnings before property and
    securities transactions          $   .26             $   .30
  Net gain from property and
    securities transactions              .07                1.13
                                      ------              ------

  Net earnings                       $   .33             $  1.43
                                      ======              ======


12.  COMPREHENSIVE INCOME
     --------------------

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows (in thousands):

                                                    1998       1997
                                                    ----       ----
                                                    (IN THOUSANDS)

Net income                                          $ 18,000   $ 40,789
Realized gains previously reported
  in partners' equity                                   -      $(23,548)
                                                     -------    -------

    Comprehensive income                            $ 18,000   $ 17,241
                                                     =======    =======

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998




     Unrealized gains net                           $   -       $    -
     Less: reclassification for gains
       included in net income                           -          23,548
                                                     -------     --------
  Net unrealized gains on securities                $   -       $ (23,548)
                                                     =======     ========


13. In June, 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements for SFAS No. 131 are effective for financial statements for periods ending after December 15, 1997 but need not be applied to interim financial statements in the initial year of its application. The Company is currently evaluating the impact of SFAS No. 131 on the financial statements.

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


GENERAL
-------

The Company believes that it will benefit from diversification of its portfolio of assets. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies  and  other  real  estate  operating  companies  which  may  have  a significant inventory of quality assets under development, as well as experienced personnel. From time to time the Company has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to the Company. Additionally, in selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, the Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

By the end of the year 2000, net leases representing approximately 18% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 34% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

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

In September 1997, the Company completed its Rights Offering (the "1997 Offering") to holders of its Depositary Units to increase its assets available for investment, take advantage of investment opportunities, further diversify its portfolio of assets and mitigate against the impact of potential lease expirations. Net proceeds of approximately $267 million were raised for investment purposes.

Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of the Company. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that the Company will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as the Company acquires more operating properties, its exposure to environmental clean-up costs may increase. The Company completed Phase I Environmental Site Assessments on most of its properties by third-party consultants. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed.

The Company has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. If such tenants do not arrange for further investigations, or remediations, if required, the Company may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company is in the process of notifying tenants of RCRA'S December 22, 1998 requirements for UST'S. The Company may, at its own cost, have to cause compliance with this RCRA requirement in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as the Company may deem necessary and appropriate.

RESULTS OF OPERATIONS
---------------------

THREE  MONTHS  ENDED  MARCH  31, 1998 COMPARED TO THREE MONTHS
ENDED MARCH 31, 1997
--------------------------------------------------------------

Gross revenues increased by approximately $4,057,000, or 23.5%, during the three months ended March 31, 1998 as compared to the same period in 1997. This increase reflects approximate increases of $4,102,000 in interest income on treasury bills and other investments, $1,157,000 in dividend income, $555,000 in rental income, $167,000 in financing lease income, and $13,000 in other income partially offset by an approximate decrease of $1,937,000 in hotel operating income. The increase in interest income on treasury bills and other investments is primarily due to an increase in short-term investments as a result of the 1997 Offering. The increase in dividend income is attributable to the Company's investment in limited partnership units. The increase in rental income is primarily due to property acquisitions. The decrease in hotel operating income is primarily attributable to the sale of the Phoenix Holiday Inn in April, 1997.

Expenses decreased by approximately $1,240,000, or 14.3%, during the three months ended March 31, 1998 compared to the same period in 1997. This decrease reflects decreases of approximately $1,164,000 in hotel operating expenses, $163,000 in depreciation and amortization expenses and $102,000 in

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


property expenses partially offset by increases of approximately $171,000 in general and administrative expenses and $18,000 in interest expense. The decrease in hotel operating expenses is primarily attributable to the sale of the Phoenix Holiday Inn in April 1997.

Earnings before property and securities transactions increased during the three months ended March 31, 1998 by approximately $5,297,000 as compared to the same period in 1997, primarily due to increased interest income on treasury bills and other investments and increased dividend income partially offset by decreased net income from hotel operations.

Gain on property transactions increased by approximately $1,593,000 during the three months ended March 31, 1998 as compared to the same period in 1997, due to differences in the size and number of transactions.

During the three months ended March 31, 1998, the Company recorded a provision
for  loss  on  real  estate  of approximately $452,000.   There  was  no  such
provision recorded in 1997.

During the three months ended March 31, 1997, the Company recorded a gain on the sale of marketable equity securities of approximately $29,227,000 relating to its RJR stock. There was no such transaction in 1998.

Net earnings for the three months ended March 31, 1998 decreased by approximately $22,789,000 as compared to the three months ended March 31, 1997 primarily due to the non-recurring gain on the sale of the RJR stock in 1997 partially offset by increased earnings before property and securities transactions and increased gain on sales of real estate.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.26 in the three months ended March 31, 1998 compared to $.30 in the comparable period of 1997, and net gain from property and securities transactions was $.07 in the three months ended March 31, 1998 compared to $1.13 in the comparable period of 1997. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.33 in the three months ended March 31, 1998 compared to $1.43 in the comparable period of 1997.

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 34% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1998, 25 leases covering 25 properties and representing approximately $2,123,000 in annual rentals are scheduled to expire. Twelve of these leases originally representing approximately $475,000 in annual rental income have been or will be re-let or renewed for approximately $486,000 in annual rentals. Such renewals are generally for a term of five years. Six properties, with an approximate annual rental income of $947,000, will be marketed for sale or lease when the current lease term expires. Three properties with annual rental income of $138,000 will be purchased by their tenants pursuant to the exercise of purchase options. The status of four leases, with approximate annual rental income of $563,000, is uncertain at this time.

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

During the three months ended March 31, 1998, the Company generated approximately $10.9 million in cash flow from day-to-day operations which excludes approximately $3.3 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $142,000 during the three months ended March 31, 1998.

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

During the three months ended March 31, 1998, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $10.8 million which was added to the Company's operating cash reserves. The Company's operating cash reserves are approximately $54 million at March 31, 1998 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to provide for scheduled lease expirations and other contingencies including environmental matters.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998


Sales proceeds from the sale or disposal of portfolio properties totaled approximately $10 million in the three months ended March 31, 1998. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

The Amendment permits  the  Company  to  invest  a  portion  of  its  funds in securities of issuers that are not primarily engaged in real estate. Recently, the Company invested approximately $42.8 million to purchase certain mortgage notes issued by Stratosphere Corporation ("Stratosphere") having a face value of $55 million. In addition, an affiliate of the General Partner currently owns approximately $46.6 million face value of such Stratosphere mortgage notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel in Las Vegas, Nevada and has filed a voluntary proceeding for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Stratosphere filed a Second Amended Plan of Reorganization which, as proposed, would provide holders of the First Mortgage Notes with 100% of the equity in the reorganized entity. It is presently anticipated that if such transaction is consummated that the Company and the affiliate of the General Partner would enter into a joint venture regarding such Stratosphere investment, with such venture to be managed by such affiliate of the General partner on terms fair and reasonable to the Company. Furthermore, the Company understands that Stratosphere may seek approximately $100 million for expansion of its hotel facility, a portion of which may be provided by the Company and the affiliate of the General Partner. Furthermore, the Company recently invested approximately $14.3 million for interests in the Sands and approximately $14.1 million for interests in the Claridge Hotel. In addition, the Company invested approximately $15 million to purchase defaulted mortgage notes secured by real estate in Cape Cod, Massachusetts and is investigating possible tender offers for real estate operating companies and real estate limited partnership units.

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998

(A)  Financial Data Schedule is attached hereto as Exhibit EX-27


     EXHIBIT INDEX

     EXHIBIT                      DESCRIPTION

     EX-27                        Financial Data Schedule

(B) (1) Form 8-K was filed on March 27, 1998 announcing the 1997 fourth quarter and full year financial results and that no distributions are expected to be made during 1998.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 1998




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


                                 AMERICAN REAL ESTATE PARTNERS, L.P.
                                 By: American Property Investors, Inc.
                                     General Partner


                                 /S/ JOHN P. SALDARELLI
                                 --------------------------------------
                                 John P. Saldarelli
                                 Treasurer
                                 (Principal Financial Officer
                                  and Principal Accounting Officer)


Date:  May 13, 1998