Form 10-Q
period 1998-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1998-08-14
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-Q


(MARK ONE)
----------


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended          JUNE 30, 1998
                                        -------------
                                OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

               Commission file number   1-9516


                AMERICAN REAL ESTATE PARTNERS, L.P.
                -----------------------------------
      (Exact name of registrant as specified in its charter)


     DELAWARE                                 13-3398766
-------------------------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation or organization)     No.)


100 SOUTH BEDFORD ROAD, MT. KISCO, NY        10549
-------------------------------------        -----
(Address of principal executive offices)     (Zip Code)


(Registrant's telephone number,
 including area code)                        (914) 242-7700
                                             --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes    X       No_____
                                                        -------

                                                                 10Q6-98.WPD

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

                               INDEX
                               ------


PART I.  FINANCIAL INFORMATION
                                                        PAGE NO.
     Consolidated Balance Sheets -
     June 30, 1998 and December 31, 1997 ...................1 - 2

     Consolidated Statements of Earnings -
     Three Months Ended June 30, 1998 and 1997..................3

     Consolidated Statements of Earnings
     Six Months Ended June 30, 1998 and 1997 . . . . . . . . . .4

     Consolidated Statement of Changes In
     Partners' Equity -  Six Months
     Ended June 30, 1998 .......................................5

     Consolidated Statements of Cash Flows -
     Six Months Ended June 30, 1998 and 1997..................6-7

     Notes to Consolidated Financial Statements.................8

     Management's Discussion and Analysis
     of Financial Condition and Results of
     Operations................................................14

PART II.  OTHER INFORMATION....................................21

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998

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

                                                 June 30,       December 31,
                                                   1998             1997
                                                ---------       ------------
                                               (unaudited)

ASSETS

Real estate leased to others:
 Accounted for under the financing
   method                                       $  256,040      $ 265,657
 Accounted for under the operating
   method, net of accumulated
   depreciation                                    112,210        121,595
Investment in treasury bills                       423,012        372,165
Cash and cash equivalents                           98,299        129,147
Mortgages and notes receivable                      88,605         59,970
Investments in limited partnerships                 43,985         22,970
Receivables and other assets                         7,654          7,838
Hotel operating properties,
 net of accumulated depreciation                     5,079          5,002
Property held for sale                               3,749          4,164
Debt placement costs,
 net of accumulated amortization                     1,940          1,473
Construction in progress                             1,551          1,249
                                                ----------      ---------
 Total                                          $1,042,124      $ 991,230
                                                 =========        =======
                                                                 Continued.....

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998

             ---------------------------
                           (IN $000'S)
                            ---------

                                                  June 30,      December 31,
                                                    1998           1997
                                                -----------     ------------
                                                 (unaudited)

LIABILITIES

Mortgages payable                               $  170,328      $ 156,433
Notes payable                                       15,235          -
Senior indebtedness                                  -             11,308
Accounts payable, accrued
 expenses and other liabilities                      9,620         10,929
Deferred income                                      2,790          2,792
Distributions payable                                  349            443
                                                ----------       ---------

 Total liabilities                                 198,322        181,905


Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
 Preferred units, $10 liquidation
   preference, 5% cumulative pay-
   in-kind redeemable; 9,400,000
   authorized; 7,676,607 and 7,311,054
   issued and outstanding as of
   June 30, 1998 and Dec. 31, 1997                  77,725         75,852

 Depositary units; 47,850,000
   authorized; 47,235,484
   outstanding                                     760,247        728,329

General partner                                     17,014         16,328

Treasury units at cost:
 1,037,200 depositary units                        (11,184)       (11,184)
                                                 ---------      ---------
   Total partners' equity                          843,802        809,325
                                                 ---------      ---------
    Total                                      $ 1,042,124      $ 991,230
                                                 =========        =======

          See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998

                CONSOLIDATED STATEMENTS OF EARNINGS
                -----------------------------------
                            (UNAUDITED)
                             ---------
                    (IN $000'S EXCEPT PER UNIT AMOUNTS)

                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                1998                   1997
                                                ----                   ----
Revenues:
 Interest income on
   financing leases                            $    6,148         $    5,994
 Interest income on treasury bills
   and other investments                            7,920              3,738
 Rental income                                      4,238              4,021
 Hotel operating income                               928                903
 Dividend income                                    1,804                393
 Other income                                         281                474
                                                ---------          ---------
                                                   21,319             15,523
                                                ---------          ---------
Expenses:
 Interest expense                                   3,848              3,188
 Depreciation and amortization                      1,086              1,424
 General and administrative
   expenses                                           762                754
 Property expenses                                    649                847
 Hotel operating expenses                             874                941
                                                ---------           --------
                                                    7,219              7,154
Earnings before property and securities
 transactions                                      14,100              8,369
Provision for loss on real estate                    (150)              (362)
Gain on sales and disposition
 of real estate                                     2,527              7,967
Loss on sale of marketable equity securities         -                   (39)
--------------------------------------------    ---------           --------
NET EARNINGS                                   $   16,477          $  15,935
                                                =========           ========
Net earnings attributable to:
 Limited partners                              $   16,149             15,618
 General partner                                      328                317
                                                ---------           --------
                                               $   16,477          $  15,935
                                                =========           ========
Net earnings per limited
 partnership unit (Note 1):
 Basic earnings                                $      .33          $     .61
                                                =========           ========
Weighted average limited partnership
 units outstanding                             46,198,284         25,666,640
                                               ==========         ==========
 Diluted earnings                              $      .30         $      .57
                                                =========          =========
Weighted average limited partnership
 units and equivalent partnership
 units outstanding                             53,862,527         27,584,902
                                               ==========         ==========

          See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998


                      CONSOLIDATED STATEMENTS OF EARNINGS
                      ===================================
                                  (UNAUDITED)
                                   ---------
                      (IN $000'S EXCEPT PER UNIT AMOUNTS)


                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                      1998                1997
                                                      ----                ----

Revenues:
 Interest income on
   financing leases                                   $ 12,411         $ 12,090
 Interest income on treasury bills
   and other investments                                14,376            6,091
 Rental income                                           9,014            8,241
 Hotel operating income                                  2,170            4,082
 Dividend income                                         4,325            1,758
 Other income                                              379              560
                                                       -------          -------
                                                        42,675           32,822
                                                       -------          -------
Expenses:
 Interest expense                                        7,184            6,506
 Depreciation and amortization                           2,408            2,909
 General and administrative
   expenses                                              1,650            1,472
 Property expenses                                       1,565            1,864
 Hotel operating expenses                                1,866            3,097
                                                       -------          -------
                                                        14,673           15,848
                                                       -------          -------

Earnings before property and securities
 transactions                                           28,002           16,974
Provision for loss on real estate                         (602)            (362)
Gain on sales and disposition
 of real estate                                          7,077           10,924
Gain on sale of marketable equity securities               -             29,188
--------------------------------------------           -------          -------
NET EARNINGS                                          $ 34,477         $ 56,724
                                                       =======          =======
Net earnings attributable to:
 Limited partners                                     $ 33,791         $ 55,595
 General partner                                           686            1,129
                                                       -------          -------
                                                      $ 34,477         $ 56,724
                                                       =======          =======
Net earnings per limited
 partnership unit (Note 11):
 Basic earnings                                       $    .69        $    2.15
                                                       =======         ========
Weighted average limited partnership
 units outstanding                                  46,198,284       25,666,640
                                                    ==========       ==========
 Diluted earnings                                     $    .63        $    2.00
                                                       =======         ========
Weighted average limited partnership
 units and equivalent partnership
 units outstanding                                  53,590,808       27,734,730
                                                    ==========       ==========


                           See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998


            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
            -----------------------------------------------------
                       Six Months Ended June 30, 1998
                                (unaudited)
                                (IN $000'S )





                               LIMITED PARTNERS' EQUITY
                    General    ------------------------                         Total
                    Partners   Depositary      Preferred      Held in           Partners'
                    EQUITY       UNITS           UNITS        TREASURY          EQUITY
                    ------      ------          ------        ---------         ---------
Balance
Dec. 31, 1997      $ 16,328    $ 728,329       $ 75,852       $ (11,184)        $ 809,325
Net earnings            686       33,791           --              --             34,477

Pay-in kind
distribution          -           (1,873)         1,873            -                 -

                    -------     --------        -------        --------          --------
Balance
June 30, 1998      $ 17,014    $ 760,247       $  7,725       $ (11,184)        $ 843,802
                    =======     ========        =======        ========

              See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------
                                (UNAUDITED)
                                (IN $000'S)

                                                         SIX MONTHS ENDED JUNE 30,

                                                          1998               1997
                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                       $ 34,477             $ 56,724
   Adjustments to reconcile earnings to net
     cash provided by operating activities:
      Depreciation and amortization                      2,408                2,909
      Amortization of deferred income                     -                     (13)
      Gain on sales and disposition of real estate      (7,077)             (10,923)
      Gain on sale of marketable equity securities        -                 (29,188)
      Provision for loss on real estate                    602                  362
      Changes in:
       Decrease in deferred income                          (2)                  (2)
       (Increase) decrease in receivables
        and other assets                                (1,868)               2,661
       Decrease in accounts payable and
         accrued expenses                               (1,294)              (2,311)
                                                       -------               ------
         Net cash provided by operating activities      27,246               20,219
                                                       -------               ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in mortgages and notes receivable          (28,960)             (40,553)
   Net proceeds from the sale and disposition
    of real estate                                      22,164               23,760
   Principal payments received on leases
    accounted for under the financing method             3,938                3,702
   Construction in progress                               (302)                (225)
   Principal receipts on mortgages receivable              324                  174
   Capitalized expenditures for real estate               (458)                (974)
   Investment in treasury bills                        (50,847)                  -
   Increase in investment in limited partnerships      (21,015)                 (15)
   Property acquisitions                                   (57)             (34,628)
   Disposition of marketable equity securities             -                111,784
                                                        ------             --------
        Net cash (used in) provided by
          investing activities                         (75,213)              63,025
                                                       -------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Partners' equity:
    Distributions to partners                              (94)              (1,012)
   Debt:
    Increase in mortgages payable                       19,750               40,378
    Increase in notes payable                           15,235                 -
    Periodic principal payments                         (4,486)              (3,691)
    Balloon payments                                    (1,369)              (5,025)
    Debt placement costs                                  (609)                 (41)
    Senior debt principal payment                      (11,308)             (11,308)
                                                       -------             --------
        Net cash provided by financing
         activities                                     17,119               19,301
                                                       -------             ---------
NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                           (30,848)             102,545

CASH AND CASH EQUIVALENTS, beginning of period         129,147              105,543
                                                       -------             --------
CASH AND CASH EQUIVALENTS, end of period              $ 98,299            $ 208,088
                                                       =======             ========

Continued................

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                                 (UNAUDITED)
                                 (IN $000'S)



                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                        1998               1997
                                                        ----               ----
SUPPLEMENTAL INFORMATION:
 Cash payments for interest                            $  6,127        $  6,882

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Reclassification of real estate:
  To property held for sale                            $    971        $  2,496
  From operating lease                                     (971)         (2,496)
  To operating lease                                                      3,358
  From financing lease                                                   (3,358)
                                                       $     -         $   -
                                                        =======         =======
              See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (UNAUDITED)

1. GENERAL
   -------

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
   -----------------------------------------------------------

a. The Company entered into a license agreement with an affiliate of the general partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent.
Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner ("The Audit Committee"). For the three and six months ended June 30, 1998, the Company paid rent of $52,591 and $104,267, respectively, in accordance with the agreement.

b. The Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three and six months ended June 30, 1998, the affiliates paid the Company approximately $15,000 and $30,000, respectively for rent of the sublet space. Such payments have been approved by the Audit Committee.

c. As of  July  31, 1998, High Coast Limited Partnership, an affiliate of Carl
C. Icahn, the Chairman  of   the  Board of the General Partner, owns 6,642,065
Preferred Units and 31,515,044 Depositary Units.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 1998

3. COMMITMENTS AND CONTINGENCIES
   -----------------------------
On June 24, 1998, the Grand Union Company ("Grand Union"), a tenant leasing five properties owned by the Company, filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The Company was informed on August 6, 1998 that the U.S. Bankruptcy Court approved Grand Union's reorganization plan and that it anticipates it will emerge from Chapter 11 protection on or near August 17, 1998. These five properties' annual rentals total approximately $1,294,000. The tenant is current in its obligations under the leases. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases which will require an order of the Bankruptcy Court.
At June 30, 1998, the carrying value of these five properties is approximately $10,183,000. One of these properties is encumbered by a nonrecourse mortgage payable of approximately $4,417,000.

4. MORTGAGES AND NOTES RECEIVABLE
   ------------------------------

a. In June, 1997 the Company invested approximately $42.8 million to purchase approximately $55 million face value of 14 1/4% First Mortgage Notes
("Notes"),   due  May  15,  2002,  issued  by  the  Stratosphere   Corporation
("Stratosphere"), which has approximately $203 million of such notes outstanding. In July 1998, the Company invested approximately $2.7 million to purchase approximately $5.4 million face value of additional Notes. An affiliate of the General Partner owns approximately $51.1 million face value of the Stratosphere First Mortgage Notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

Stratosphere and its wholly owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. Stratosphere filed a Second Amended Plan of Reorganization which provides for the holders of the First Mortgage Notes to receive 100% of the equity in the reorganized entity and therefore provide the Company and its affiliate with a controlling interest. Such plan was approved by the Bankruptcy Court on June 6, 1998 but will not become effective until certain governmental approvals have been obtained including, among other things, gaming licenses from the Nevada Gaming Authority.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

The Company, the General Partner, and the directors and officers of the General Partner are currently in the process of pursuing gaming applications to obtain licenses from the Nevada Gaming Authority. The Company understands that the application process may take a number of months. The Company has no reason to believe it will not obtain its necessary license; however, the Company understands that the licensing application of the affiliate of the
General Partner may be reviewed by the authorities earlier than its application. In an effort to facilitate the consummation of the Stratosphere reorganization process if approved by the court in advance of the obtaining of such license by the Company, the Company may transfer its interests in Stratosphere to an affiliate of the General Partner at a price equal to the Company's cost for such Stratosphere First Mortgage Notes. However, in such event, the affiliate of the General Partner would be obligated to sell back to the Company and the Company would be obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company. The Company believes that there should be no problem for it to obtain the appropriate licenses.

b. In 1997, the Company acquired notes and mortgages for approximately $15 million secured by certain real property belonging to the borrower, New Seabury Company Limited Partnership. The loans are currently non-performing and the debtor has filed a Chapter 11 petition in the United States Bankruptcy Court, District of Massachusetts. The properties are part of a master planned community and golf resort complex on 2,000 acres in the town of Mashpee on Cape Cod in Massachusetts.

In June, 1998 a Chapter 11 plan of reorganization (the "Plan") proposed by the Company was approved by the Bankruptcy Court. The Plan provides for the Company to acquire substantially all of the debtors assets including two golf courses, other recreational facilities, a villa rental program, condominium and time share units and land for future development. The Company will pay mortgage debt of approximately $8.5 million, make payments to creditors of approximately $3 million and escrow $5 million in connection with disputed claims.

c. In January 1998, the Company acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $17.5 million of First Mortgage Notes ("Notes") issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $14.3 million. $185 million of such notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

Greate Bay owns and operates the Sands, a destination resort complex, containing a 76,000 square foot casino and 532 hotel rooms and other amenities. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt. In August 1998, the Company invested $425,000 to purchase $500,000 face value of additional Notes.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

d. In January, 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. $85 million of such notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. In August 1998, the Company received the semi-annual interest payment.

The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex, containing a 59,000 square foot casino on three levels and 502 hotel rooms and other attractions.

5. INVESTMENT IN LIMITED PARTNERSHIP UNITS
   ---------------------------------------
a. On July 17, 1996, the Company's subsidiary, American Real Estate Holdings Limited Partnership ("AREH") and an affiliate of the General Partner, Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH's total interests are 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making tender offers for outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and the affiliated general partner had a total interest in Raleigh of 33 1/3%.

On May 15, 1998 Raleigh redeemed the 66 2/3% partnership interests of the unaffiliated third parties for approximately $27,703,000. The redemption was funded by Raleigh utilizing approximately $253,000 of its cash on hand and incurring the following debt obligations: (i) $10,000,000 loan from Ing (U.S.) Capital Corp. ("Ing"), bearing interest at prime plus 1 1/2% ("Base Rate"), with a maturity date of May 14, 1999, and collateralized by the assets of Raleigh; (ii) $5,235,263 subordinated loan from Vegas Financial Corp., an affiliate of Carl C. Icahn, bearing interest at the Base Rate plus 1% and payable semi-annually, with a maturity date of November 15, 2000 and (iii) $12,215,614 subordinated loan from the Company under the same terms and conditions as (ii) above.

As of June 30, 1998, Boreas and Raleigh have been consolidated in the company's financial statements. As a result, the Company's investment in approximately 106,000 Arvida units is approximately $41.2 million. In addition, notes payable of approximately $15.2 million have been recorded and approximately $4,149,000 representing Bayswater's minority interest has been included in "Accounts payable, accrued expenses, and other liabilities."

Investments in limited partnerships are accounted for under the cost method with income distributions reflected in earnings and return of capital distributions as a reduction of investment.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

b. On March 12, 1998 the Company, through its affiliate Olympia Investors, L.P. ("Olympia"), initiated tender offers to purchase up to 160,000 units of limited partnership interest in Integrated Resources High Equity Partners Series 85 ("HEP 85") at a purchase price of $95 per unit, up to 235,000 units of High Equity Partners L.P. - Series 86 ("HEP 86") at a purchase price of $85 per unit and up to 148,000 units of High Equity Partners L.P. - Series 88 ("HEP 88") at a purchase price of $117 per unit (subsequently increased to $125.50 per unit). The offers expired on July 24, 1998.
As of July 24, 1998, approximately 32,078 units of HEP 85, 33,710 units of HEP 86 and 15,826 units of HEP 88 had been properly tendered and not withdrawn, totaling approximately $7.9 million in value.

Concurrently with the tender offer the Company entered into an agreement with an affiliate of the general partner of HEP 85, HEP 86 and HEP 88 which gave them a purchase option for 50% of the tendered units at Olympia's tender price plus expenses.

6. PROPERTY HELD FOR SALE
   ----------------------

At June 30, 1998, the Company owned seven properties that were being actively marketed for sale. At June 30, 1998, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of these properties at June 30, 1998, after incurring a provision for loss on real estate in the amount of $602,000, is estimated to be approximately $3,749,000.

7. SIGNIFICANT PROPERTY TRANSACTIONS
   ---------------------------------

a. On February 19, 1998, the Company sold a property located in Palo Alto, California to its tenant, Lockheed Missile and Space Company, Inc. for a selling price of approximately $9,400,000. As a result, the Company recognized a gain of approximately $4,130,000 in the six months ended June 30, 1998.

b. On May 21, 1998, the Company sold a property located in Atlanta, Georgia and tenanted by AT & T Corp. for a selling price of $8,600,000. As a result, the Company recognized a gain of approximately $1,266,000 in the three and six months ended June 30, 1998.

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

9. DISTRIBUTIONS PAYABLE
   ---------------------

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

10. PREFERRED UNITS
    ---------------

Pursuant to the terms of the Preferred Units, on February 27, 1998, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 1998 to holders of record as of March 13, 1998. A total of 365,553 additional Preferred Units were issued. As of June 30, 1998, 7,676,607 Preferred Units are issued and outstanding.

11. EARNINGS PER SHARE
For the three and six months ended June 30, 1998 and 1997, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:


                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                    ------------------          ----------------
                                   6/30/98     6/30/97         6/30/98    6/30/97
                                   -------     -------         -------    -------
Basic:
 Earnings before property
   and securities transactions      $ .28       $ .32           $ .55     $  .64
 Net gain from property and
   securities transactions            .05         .29           $ .14     $ 1.51
   Net earnings                     $ .33       $ .61           $ .69     $ 2.15
Diluted:
 Earnings before property and
   securities transactions          $ .26       $ .30           $ .51     $  .60
 Net gain from property and
   securities transactions            .04         .27             .12       1.40
   Net earnings                     $ .30       $ .57           $ .63     $ 2.00


AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

12.  COMPREHENSIVE INCOME
     --------------------

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended June 30, 1998 and 1997 is the same as presented in the financial statements.
Comprehensive income for the six months ended June 30, 1998 and 1997 is as follows
(in thousands):


                                                   1998         1997
                                                   -----        ----
Net income                                      $ 33,742      $ 56,724
Realized gains previously reported
 in partner's equity                               -           (23,548)
                                                 -------       -------
   Comprehensive income                         $ 33,742      $ 33,176
                                                 =======       =======


13. NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements for SFAS No. 131 are effective for financial statements for periods ending after December 15, 1997 but need not be applied to interim financial statements in the initial year of its application. The Company is currently evaluating the new disclosure requirement of SFAS No. 131 on the financial statements.

14. SUBSEQUENT EVENT
    ----------------

In accordance with a previously executed option agreement, the Company sold a property located in Broomal, Pennsylvania to its tenant Federal Realty Investment Trust. The consideration received by the Company was a satisfaction of mortgage payable in the amount of approximately $8,500,000. A gain of approximately $2.5 million will be recorded in the third quarter of 1998.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                              AND RESULTS OF OPERATIONS
                              -------------------------

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

By the end of the year 2000, net leases representing approximately 17% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 30% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

An amendment to the Partnership Agreement (the "Amendment" ) became effective in August, 1996 which permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in the real estate market.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997
-----------------------------------------------------------------------------

Gross revenues increased by approximately $5,796,000, or 37.3%, during the three months ended June 30, 1998 as compared to the same period in 1997. This increase reflects approximate increases of $4,182,000 in interest income on treasury bills and other investments, $1,411,000 in dividend income, $217,000 in rental income, $154,000 in financing lease income, and $25,000 in hotel operating income partially offset by an approximate decrease of $193,000 in other income. The increase in interest income on treasury bills and other investments is primarily due to an increase in short-term investments as a result of the 1997 Offering. The increase in dividend income is attributable to the Company's investment in limited partnership units. The increase in rental income is primarily due to property acquisitions.

Expenses increased by approximately $65,000, or .9%, during the three months ended June 30, 1998 compared to the same period in 1997. This increase reflects increases of approximately $660,000 in interest expense and $8,000 in general and administrative expenses partially offset by decreases of approximately $338,000 in depreciation and amortization expenses, $198,000 in property expenses and $67,000 in hotel operating expenses. The increase in interest expense is primarily attributable to financings related to recent property acquisitions.

Earnings before property and securities transactions increased during the three months ended June 30, 1998 by approximately $5,731,000 as compared to the same period in 1997, primarily due to increased interest income on treasury bills and other investments and increased dividend income.

Gain on property transactions decreased by approximately $5,440,000 during the three months ended June 30, 1998 as compared to the same period in 1997, due to differences in the size and number of transactions.

During the three months ended June 30, 1998, the Company recorded a provision for loss on real estate of approximately $150,000 as compared to approximately $362,000 in the same period in 1997.

During the three months ended June 30, 1997, the Company recorded a loss on the sale of marketable equity securities of approximately $39,000 relating to an adjustment to the gain on its RJR stock. There was no such transaction in 1998.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

Net  earnings  for  the  three  months  ended  June  30,  1998   increased  by
approximately $542,000 as compared to the three months ended June 30, 1997 primarily due to increased earnings before property and securities transactions partially offset by decreased gain on property transactions.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.26 in the three months ended June 30, 1998 compared to $.30 in the comparable period of 1997, and net gain from property and securities transactions was $.04 in the three months ended June 30, 1998 compared to $.27 in the comparable period of 1997. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.30 in the three months ended June 30, 1998 compared to $.57 in the comparable period of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------
Gross revenues increased by approximately $9,853,000, or 30.0%, during the six months ended June 30, 1998 as compared to the same period in 1997. This increase reflects approximate increases of $8,285,000 in interest income on treasury bills and other investments, $2,567,000 in dividend income, $773,000 in rental income and $321,000 in financing lease income, partially offset by approximate decreases of $1,912,000 in hotel operating income and $181,000 in other income. The increase in interest income on treasury bills and other investments is primarily due to an increase in short-term investments as a result of the 1997 Offering. The increase in dividend income is attributable to the Company's investment in limited partnership units. The increase in rental income is primarily due to property acquisitions. The decrease in hotel operating income is primarily attributable to the sale of the Phoenix Holiday Inn in April, 1997.

Expenses decreased by approximately $1,175,000, or 7.4%, during the six months ended June 30, 1998 compared to the same period in 1997. This decrease reflects decreases of approximately $1,231,000 in hotel operating expenses, $501,000 in depreciation and amortization expenses and $299,000 in property expenses partially offset by increases of approximately $678,000 in interest expense and $178,000 in general and administrative expenses. The decrease in hotel operating expenses is primarily attributable to the sale of the Phoenix Holiday Inn in April 1997. The increase in interest expense is primarily attributable to financings related to recent property acquisitions.

Earnings before property and securities transactions increased during the six months ended June 30, 1998 by approximately $11,028,000 as compared to the same period in 1997, primarily due to increased interest income on treasury bills and other investments and increased dividend income.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

Gain on property transactions decreased by approximately $3,847,000 during the six months ended June 30, 1998 as compared to the same period in 1997, due to differences in the size and number of transactions.

During the six months ended June 30, 1998, the Company recorded a provision for loss on real estate of approximately $602,000 as compared to approximately $362,000 during the same period in 1997.

During the six months ended June 30, 1997, the Company recorded a gain on the sale of marketable equity securities of approximately $29,188,000 relating to its RJR stock. There was no such transaction in 1998.

Net earnings for the six months ended June 30, 1998 decreased by approximately $22,247,000 as compared to the six months ended June 30, 1997 primarily due to the non-recurring gain on the sale of the RJR stock in 1997 and decreased gain on sales of real estate partially offset by increased earnings before property and securities transactions.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.51 in the six months ended June 30, 1998 compared to $.60 in the comparable period of 1997, and net gain from property and securities transactions was $.12 in the six months ended June 30, 1998 compared to $1.40 in the comparable period of 1997. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.63 in the six months ended June 30, 1998 compared to $2.00 in the comparable period of 1997.

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

The Company may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 30% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1998, 25 leases covering 25 properties and representing approximately $2,123,000 in annual rentals are scheduled to expire. Fourteen of these leases originally representing approximately $543,000 in annual rental income have been or will be re-let or renewed for approximately $565,000 in annual rentals. Such renewals are generally for a term of five years. Six properties, with an approximate annual rental income of $747,000, will be marketed for sale or lease when the current lease term expires. Three properties with annual rental income of $138,000 were purchased by their tenants pursuant to the exercise of purchase options. The status of one lease, with approximate annual rental income of $18,000, is uncertain at this time. One property with an annual rental income of $677,000 was sold.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

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

During the six months ended June 30, 1998, the Company generated approximately $20.5 million in cash flow from day-to-day operations which excludes approximately $6.6 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $458,000 during the six months ended June 30, 1998.

In 1998, the Company had the final $11.3 million principal payment due on its Senior Unsecured Debt and has approximately $4.9 million and $5.4 million of maturing balloon mortgages due in 1998 and 1999, respectively. During the six months ended June 30, 1998, approximately $12.7 million of maturing debt obligations, including the final $11.3 million payment on the Senior Unsecured Debt were repaid out of the Company's cash flow. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the six months ended June 30, 1998, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $7.4 million which was added to the Company's operating cash reserves. The Company's operating cash reserves are approximately $50 million at June 30, 1998 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to provide for scheduled lease expirations and other contingencies including environmental matters.

Sales proceeds from the sale or disposal of portfolio properties totaled approximately $22.2 million in the six months ended June 30, 1998. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

The  Amendment  permits  the  Company  to  invest  a  portion of its funds  in securities of issuers that are not primarily engaged in real estate. Recently, the Company invested approximately $45.5 million to purchase certain mortgage notes issued by Stratosphere Corporation ("Stratosphere") having a face value of $60.4 million. In addition, an affiliate of the General Partner currently owns approximately $51.1 million face value of such Stratosphere mortgage notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel in Las Vegas, Nevada and has filed a voluntary proceeding for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. Stratosphere filed a Second Amended Plan of Reorganization which provides holders of the First Mortgage Notes with 100% of the equity in the reorganized entity. It is presently anticipated that if such transaction is consummated that the Company and the affiliate of the General Partner would enter into a joint venture regarding such Stratosphere investment, with such venture to be managed by such affiliate of the General partner on terms fair and reasonable to the Company. Furthermore, the Company understands that Stratosphere may seek approximately $100 million for expansion of its hotel facility, a portion of which may be provided by the Company and the affiliate of the General Partner. Furthermore, the Company recently invested approximately $14.3 million for interests in the Sands and approximately $14.1 million for interests in the Claridge Hotel. In addition, the Company invested approximately $15 million to purchase defaulted mortgage notes secured by real estate in Cape Cod, Massachusetts and is investigating possible tender offers for real estate operating companies and real estate limited partnership units.

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998


PART II.  Other information
--------



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

(a) Financial Data Schedule is attached hereto as Exhibit EX-27

   EXHIBIT INDEX

   EXHIBIT     DESCRIPTION
   -------     -----------
   EX-27       Financial Data Schedule

(b) None

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 1998

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

Date: August 13, 1998