Form 10-Q
period 1998-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1998-11-13
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              September 30, 1998
                                            ------------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

                          Commission file number 1-9516


                       American Real Estate Partners, L.P.
             (Exact name of registrant as specified in its charter)


         Delaware                             13-3398766
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)          No.)


100 South Bedford Road, Mt. Kisco, NY          10549
(Address of principal executive offices)    (Zip Code)

(Registrant's telephone number,
 including area code)                         (914) 242-7700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                Yes   X    N
                                                             -----    -----

        American Real Estate Partners, L.P.-Form 10-Q-September 30, 1998


                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                        Page No.
         Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997 ........................1 - 2

         Consolidated Statements of Earnings -
         Three Months Ended September 30, 1998 and 1997...................3

         Consolidated Statements of Earnings
         Nine Months Ended September 30, 1998 and 1997....................4

         Consolidated Statement of Changes In
         Partners' Equity -         Nine Months
         Ended September 30, 1998 ........................................5

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1998 and 1997....................6-7

         Notes to Consolidated Financial Statements.......................8

         Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations.......................................................14

PART II.  OTHER INFORMATION...............................................21

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

                          PART I. FINANCIAL INFORMATION

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                                   (In $000's)

                                                          September 30,                   December 31,
                                                               1998                          1997
                                                        --------------------             -------------
                                                           (unaudited)
ASSETS

Real estate leased to others:
   Accounted for under the financing
      method                                                $      248,298                  $ 265,657
   Accounted for under the operating
     method, net of accumulated
     depreciation                                                  141,289                    121,595
Investment in treasury bills                                       422,600                    372,165
Mortgages and notes receivable                                      87,444                     59,970
Cash and cash equivalents                                           66,844                    129,147
Investment in limited partnerships                                  51,234                     22,970
Hotel and resort operating properties,
   net of accumulated depreciation                                  33,031                      5,002
Receivables and other assets                                        21,182                      7,838
Marketable equity securities                                         8,818                      -
Property held for sale                                               4,049                      4,164
Debt placement costs,
   net of accumulated amortization                                   1,634                      1,473
Construction in progress                                             1,700                      1,249
                                                               -----------                  ---------

   Total                                                       $ 1,088,123                  $ 991,230
                                                                 =========                    =======

Continued.....

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998



                                     CONSOLIDATED BALANCE SHEETS - Continued
                                                   (In $000's)

                                                      September 30,                  December 31,
                                                          1998                          1997
                                                   ------------------               -------------
                                                      (unaudited)

LIABILITIES

Mortgages payable                                  $       187,514                 $      156,433
Notes payable                                               15,319                           -
Senior indebtedness                                           -                            11,308
Accounts payable, accrued
   expenses and other liabilities                           19,968                         10,929
Deferred income                                              2,790                          2,792
Distributions payable                                          349                            443
                                                          ---------                      ---------

   Total liabilities                                       225,940                        181,905
                                                          --------                       --------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
     preference, 5% cumulative pay-
     in-kind redeemable; 9,400,000
     authorized; 7,676,607 and 7,311,054
     issued and outstanding as of
     Sept.30, 1998 and Dec. 31, 1997                        78,685                         75,852

   Depositary units; 47,850,000
     authorized; 47,235,484
     outstanding                                           777,302                        728,329

General partner                                             17,380                         16,328

Treasury units at cost:
   1,037,200 depositary units                              (11,184)                       (11,184)
                                                        ----------                       --------

     Total partners' equity                                862,183                        809,325
                                                        ----------                       --------

       Total                                       $     1,088,123                $       991,230
                                                         =========                       ========

       See notes to consolidated financial statements


American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998


                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                       (In $000's except per unit amounts)

                                                                   Three Months Ended September 30,
                                                                 ------------------------------------
                                                                 1998                            1997
                                                                 ----                            ----

Revenues:
   Interest income on
     financing leases                                    $          5,959                  $          6,604
   Interest income on treasury bills
     and other investments                                          7,580                             2,797
   Rental income                                                    4,671                             4,247
   Hotel and resort operating income                                3,901                             1,024
   Dividend income                                                  4,649                             1,243
   Other income                                                       284                               139
                                                             ------------                      ------------
                                                                   27,044                            16,054
                                                             ------------                      ------------
Expenses:
   Interest expense                                                 4,040                             3,287
   Depreciation and amortization                                    1,042                             1,483
   General and administrative
     expenses                                                         663                               744
   Property expenses                                                  486                               707
   Hotel and resort operating expenses                              2.562                               939
                                                           --------------                     -------------
                                                                    8,793                             7,160
                                                           --------------                     -------------
Earnings before property and securities
   transactions                                                    18,251                             8,894
Provision for loss on real estate                                   -                                  (343)
Gain on sales and disposition
   of real estate                                                   2,683                             2,364
                                                           --------------                    --------------

NET EARNINGS                                             $         20,934                  $         10,915
                                                           ==============                    ==============

Net earnings attributable to:
   Limited partners                                      $         20,517                  $         10,698
   General partner                                                    417                               217
                                                           --------------                   ---------------
                                                         $         20,934                  $         10,915
                                                          ===============                     =============
Net earnings per limited
   partnership unit (Note 13)

   Basic earnings                                        $            .42                  $            .36
                                                          ===============                   ===============

Weighted average limited partnership
   units outstanding                                           46,198,284                        27,005,660
                                                              ===========                       ===========

   Diluted earnings                                      $            .38                  $            .36
                                                          ===============                   ===============

Weighted average limited partnership
   units and equivalent partnership
   units outstanding                                           54,472,284                        29,221,336
                                                              ===========                       ===========


                   See notes to consolidated financial statements


American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                       (In $000's except per unit amounts)

                                                              Nine Months Ended September 30,
                                                           --------------------------------------------
                                                               1998                               1997
                                                               ----                              -----
Revenues:
   Interest income on
     financing leases                                $         18,370                    $        18,694
   Interest income on treasury bills
     and other investments                                     21,956                              8,888
   Rental income                                               13,685                             12,488
   Hotel and resort operating income                            6,071                              5,106
   Dividend income                                              8,974                              3,001
   Other income                                                   662                                699
                                                        -------------                     --------------
                                                               69,718                             48,876
                                                          -----------                       ------------
Expenses:
   Interest expense                                            11,224                              9,792
   Depreciation and amortization                                3,449                              4,393
   General and administrative
     expenses                                                   2,313                              2,216
   Property expenses                                            2,051                              2,571
   Hotel and resort operating expenses                          4,428                              4,036
                                                         -------------                   ---------------
                                                               23,465                             23,008
                                                         ------------                    ---------------
Earnings before property and securities
   transactions                                                46,253                             25,868
Provision for loss on real estate                                (602)                              (705)
Gain on sales and disposition
   of real estate                                               9,760                             13,287
Gain on sale of marketable securities                           -                                 29,188
                                                     -----------------                   ---------------

NET EARNINGS                                         $         55,411                    $        67,638
                                                        =============                      =============

Net earnings attributable to:
   Limited partners                                  $         54,308                    $        66,293
   General partner                                              1,103                              1,346
                                                     ----------------                       ------------
                                                     $         55,411                    $        67,638
                                                        =============                       ============
Net earnings per limited partnership unit (Note 13):

   Basic earnings                                    $           1.11                    $          2.48
                                                      ===============                     ==============

Weighted average limited
   partnership units outstanding                           46,198,284                         26,117,885
                                                           ==========                         ==========

   Diluted earnings                                  $           1.01                    $          2.35
                                                      ===============                     ==============

Weighted average limited partnership
   units and equivalent partnership
   units outstanding                                       53,918,593                         28,230,265
                                                     ================                    ===============

                 See notes to consolidated financial statements


American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998



                                       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                                Nine Months Ended September 30, 1998
                                                            (unaudited)
                                                            (In $000's )




                                    General         Limited Partners'      Equity                            Total
                                    Partner's         Depositary          Preferred          Held in        Partners'
                                    Equity               Units              Units           Treasury        Equity
                                    ---------         ------------        ----------        ---------       ----------
Balance
Dec. 31, 1997                    $    16,328       $     728,329        $     75,852      $    (11,184)      $  809,325

Net earnings                           1,103              54,308               -                 -               55,411

Unrealized losses on
   securities available
   for sale                              (51)             (2,502)              -                 -               (2,553)

Pay-in-kind
distribution                           -                  (2,833)              2,833             -                  -
                                  ------------        ----------          ----------        ------------        --------

Balance
Sept.30, 1998                    $    17,380       $     777,302        $     78,685      $    (11,184)      $  862,183
                                      ======             =======            ========           =========        =======



                 See notes to consolidated financial statements




                                        5

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)

                                                                               Nine Months Ended September 30,
                                                                            ----------------------------------
                                                                                 1998                      1997
                                                                                 ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                   $           55,411             $      67,639
      Adjustments to reconcile earnings to net
        cash provided by operating activities:
          Depreciation and amortization                                           3,449                     4,393
          Amortization of deferred income                                            (1)                      (16)
          Gain on sales and disposition of real estate                           (9,760)                  (13,288)
          Gain on sale of marketable securities                                   -                       (29,188)
          Provision for loss on real estate                                         602                       705
          Changes in:
            Decrease in deferred income                                              (3)                       (3)
            (Increase) decrease in receivables
               and other assets                                                 (15,461)                    1,431
            Increase (decrease) in accounts payable and
               accrued expenses                                                   8,941                    (3,649)
                                                                        ---------------            ---------------

               Net cash provided by operating activities                         43,178                    28,024
                                                                         --------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in mortgages and notes receivable                                (46,290)                  (56,083)
      Property acquisitions                                                     (42,289)                  (43,834)
      Purchase of marketable equity securities                                   (8,818)                   -
      Net proceeds from the sale and disposition
        of real estate                                                           22,146                    28,138
      Principal payments received on leases
        accounted for under the financing method                                  5,884                     5,690
      Construction in progress                                                     (451)                     (397)
      Principal receipts on mortgages receivable                                    391                       239
      Capitalized expenditures for real estate                                     (495)                   (1,378)
      Investment in treasury bills                                              (50,435)                   -
      Investment in limited partnerships                                        (28,263)                    6,281
      Net proceeds from the sale of marketable securities                          -                      111,784
                                                                          ---------------           -------------

               Net cash (used in) provided by
                 investing activities                                          (148,620)                   50,440
                                                                           -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Partners' equity:
        Proceeds of the Rights Offering                                          -                        272,331
        Expenses of the Rights Offerings                                         -                           (267)
        Distributions to partners                                                   (94)                   (1,056)
      Debt:
        Increase (decrease) in mortgages payable                                 47,682                    40,350
        Periodic principal payments                                              (6,731)                   (5,752)
        Balloon payments                                                         (1,369)                   (5,025)
        Increase in notes payable                                                15,319                      -
        Debt placement costs                                                       (360)                      (43)
        Senior debt principal payment                                           (11,308)                  (11,308)
                                                                           -------------            -------------

               Net cash provided by financing
                activities                                                       43,139                   289,230
                                                                           ------------             -------------

NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                                                    (62,303)                  367,694

CASH AND CASH EQUIVALENTS, beginning of period                                  129,147                   105,544
                                                                           ------------              ------------
CASH AND CASH EQUIVALENTS, end of period                             $           66,844          $        473,238
                                                                          =============              ============

 Continued................




                                        6

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                        1998                     1997
                                                                        ----                     ----

SUPPLEMENTAL INFORMATION:
 Cash payments for interest                                       $       11,346           $         9,903
                                                                   =============            ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Reclassification of real estate:
    To property held for sale                                     $        1,271           $         2,496
    From mortgages and notes receivable                                  (15,872)
    To operating lease                                                    15,872                     4,001
    From operating lease                                                  (1,271)                   (2,496)
    From financing lease                                                    -                       (4,001)
                                                                    ------------             --------------
                                                                  $        -               $          -
                                                                   =============             ==============


                            See notes to consolidated financial statements


American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    General

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Conflicts of Interest and Transactions with Related Parties

a. The Company entered into a license agreement with an affiliate of the general partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner ("The Audit Committee"). For the three and nine months ended September 30, 1998, the Company paid rent of approximately $59,000 and $163,000 respectively, in accordance with the agreement.

b. The Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three and nine months ended September 30, 1998, the affiliates paid the Company approximately $15,000 and $45,000, respectively for rent of the sublet space. Such payments have been approved by the Audit Committee.

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

c. As of November 3, 1998, High Coast Limited Partnership,  an affiliate of Carl
C. Icahn, the Chairman of the Board of the General Partner, owns 6,642,065 Preferred Units and 31,515,044 Depositary Units.

3.   Commitments and Contingencies

On June 24, 1998, the Grand Union Company ("Grand Union"), a tenant leasing five properties owned by the Company, filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The Company was informed on August 5, 1998 that the U.S. Bankruptcy Court approved Grand Union's reorganization plan. Grand Union emerged from Chapter 11 protection on or about August 17, 1998 and affirmed all of the leases. These five properties' annual rentals total approximately $1,294,000. The tenant is current in its obligations under the leases.

At  September  30,  1998,  the  carrying  value  of  these  five  properties  is
approximately   $10,128,000.   One  of  these  properties  is  encumbered  by  a
nonrecourse mortgage payable of approximately $4,378,000.

4.   Hotel and Resort Properties

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

In 1997, the Company acquired mortgages for approximately $16 million secured by certain real property in Cape Cod, Massachusetts. The properties are part of a master planned community and golf resort known as New Seabury. The debtor filed a Chapter 11 petition in the United States Bankruptcy Court, District of Massachusetts.

In June 1998, a Chapter 11 plan of reorganization proposed by the Company was approved by the Bankruptcy Court. In late July 1998, the Company acquired substantially all of the debtor's assets including two golf courses, other recreational facilities, a villa rental program, condominium and time share units and land for future development. The Company assumed mortgage debt of approximately $8.5 million (subsequently repaid) and made other payments to creditors  of  approximately  $3.5  million.  Total costs of  approximately  $28
million  have  been   classified  as  "Hotel  and  resort   properties"  on  the
Consolidated Balance Sheet. Resort operations for the period August 1 to September 30, 1998 have been included in the "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Resort operations are highly seasonal in nature with peak activity occurring from June to September.

5.   Mortgages and Notes Receivable

a. In June, 1997 the Company invested approximately $42.8 million to purchase approximately $55 million face value of 14 1/4% First Mortgage Notes ("Notes"), due May 15, 2002, issued by the

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

Stratosphere Corporation ("Stratosphere"), which had approximately $203 million of such notes outstanding. In July and September 1998, the Company invested approximately $17.9 million to purchase approximately $43.5 million face value of additional Notes. An affiliate of the General Partner owned approximately $83.3 million face value of the Stratosphere First Mortgage Notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

Stratosphere and its wholly owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. Stratosphere filed a Second Amended Plan of Reorganization which provided for the holders of the First Mortgage Notes to receive 100% of the equity in the reorganized entity and therefore provided the Company and its affiliate with a controlling interest. Such plan was approved by the Bankruptcy Court on June 6, 1998 but was not effective until certain governmental approvals were obtained including, among other things, gaming licenses from the Nevada Gaming Authority.

The Company, the General Partner, and the directors and officers of the General Partner are currently in the process of pursuing gaming applications to obtain licenses from the Nevada Gaming Authority. The Company understands that the application process may take a number of months. The Company has no reason to believe that it will not obtain its necessary license; however, the licensing application

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

of the affiliate of the General Partner was reviewed by the authorities earlier than the Company's application. In an effort to facilitate the consummation of the Stratosphere reorganization process, the Company entered into an agreement to transfer its interests (the "Transfer Agreement") in Stratosphere to an affiliate of the General Partner at a price equal to the Company's cost for such Stratosphere First Mortgage Notes. However, the affiliate of the General Partner would be obligated to sell back to the Company and the Company would be obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company.

In October 1998, the affiliate of the General Partner obtained its licenses and in accordance with the Transfer Agreement the Company received approximately $60.7 million for its Stratosphere interests. Stratosphere's Second Amended Plan of Reorganization became effective on October 14, 1998.

 b. In January 1998, the Company acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $17.5 million of First Mortgage Notes ("Notes") issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $14.3 million. In August 1998, the Company invested $425,000 to purchase $500,000 face value of additional Notes. In October 1998, the Company invested $422,500 to purchase $650,000 face value of additional notes. An

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

affiliate of the General Partner also has an investment in Notes of GB Property. $185 million of such Notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

Greate Bay owns and operates the Sands, a destination resort complex, containing a 76,000 square foot casino and 532 hotel rooms and other amenities. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

c. In January, 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. $85 million of such notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. In August 1998, the Company received the semi-annual interest payment. An affiliate of the General Partner also has an investment in such Notes of the Claridge Corporation.

The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex, containing a 59,000 square foot casino on three levels and 502 hotel rooms and other attractions.

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

d. The Company has classified the Claridge Corporation and GB Property Notes as available for sale for accounting purposes. These investments are carried at fair market value on the Balance Sheet. At September 30, 1998 unrealized holding losses of $2.5 million are reflected in Partners Equity.

6.   Marketable Equity Securities
In September 1998, the Company purchased 350,000 shares of RJR Nabisco Holdings Corp (RJR) for approximately $8,818,000.

In October 1998, the Company purchased 2,321,700 additional shares of RJR for approximately $59.3 million. An affiliate of the general partner also holds shares of RJR.

7.   Investment in Limited Partnership Units

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

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

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

As of September 30, 1998, Boreas and Raleigh have been consolidated in the company's financial statements. As a result, the Company's investment in approximately 106,000 Arvida units is approximately $41.2 million. In addition, notes payable of approximately $15.2 million have been recorded and approximately $4,149,000 representing Bayswater's minority interest has been included in "Accounts payable, accrued expenses, and other liabilities."
Included in the Consolidated Statements of Earnings for the three and nine months ended September 30, 1998 is approximately $128,000 and $594,000 of "Interest expense", respectively. (See Note 16).

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

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

On September 17, 1998, the Company paid approximately $7.5 million to the tender agent for 30,864 units of HEP 85; 32,160 units of HEP 86; and 14,695 units of HEP 88.

Concurrently with the tender offer the Company entered into an agreement with an affiliate of the general partner of HEP 85, HEP 86 and HEP 88 which gave them a purchase option for 50% of the tendered units at Olympia's tender price plus expenses. On October 20, 1998, the Company received notice from the affiliate of the general partner of HEP 85, HEP 86, and HEP 88 that it would exercise their 50% purchase option pertaining to all of the tendered units.

8.   Property Held For Sale

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

At September 30, 1998, the Company owned eight properties that were being actively marketed for sale. At September 30, 1998, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of these properties at September 30, 1998, after incurring a provision for loss on real estate in the amount of $602,000, is estimated to be approximately $4,049,000.

9.   Significant Property Transactions

a. On February 19, 1998, the Company sold a property located in Palo Alto, California to its tenant, Lockheed Missile and Space Company, Inc. for a selling price of approximately $9,400,000. As a result, the Company recognized a gain of approximately $4,130,000 in the nine months ended September 30, 1998.

b. On May 21, 1998, the Company sold a property located in Atlanta, Georgia tenanted by AT & T Corp. for a selling price of $8,600,000. As a result, the Company recognized a gain of approximately $1,266,000 in the nine months ended September 30, 1998.

c. In accordance with a previously executed option agreement, the Company sold a
property  located  in  Broomal,   Pennsylvania  to  its  tenant  Federal  Realty
Investment Trust. The consideration received by the

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

Company was a satisfaction of mortgage payable in the amount of approximately $8,500,000. A gain of approximately $2.6 million was recorded in the three and nine months ended September 30, 1998.

d. On August 5, 1998, the Company purchased an industrial building located in Hebron, Kentucky. The property is net leased to United Parcel Service ("UPS"). The purchase price was $21,080,000 which included the simultaneous funding of a mortgage in the amount of $19,480,000.

The lease term, which commenced on June 1, 1998, is for an initial term of ten years at $1,861,240 per year for the first five years and $2,138,304 per year in years six to ten. There are three five year renewal periods at increased rentals. See note 10b for details on the mortgage.

e. In August 1998, the Company purchased a manufacturing facility located in Germantown, Wisconsin. The property is net leased to Stone Container
Corporation. The purchase price was $9,025,000 cash. The lease term, which commenced May 1, 1998, is for eleven years at approximately $807,150 per year increasing 2% annually. There is one five year renewal period at approximately $1,013,429 per year increasing 3% annually.

10.    Mortgages Payable

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

a. On March 31, 1998, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $12.4 million, which is secured by a mortgage on two multi-tenant industrial buildings located in Hebron, Kentucky. The loan bears interest at 7.21% per annum and matures July 15, 2008, at which time the remaining principal balance of approximately $10.8 million will be due. Annual debt service is approximately $1,027,000.

b. On August 5, 1998, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $19.5 million, which is secured by a mortgage on one industrial building tenanted by United Parcel Service, located in Hebron, Kentucky. The loan bears interest at 7.08% per annum and matures July 15, 2008, at which time the remaining principal balance of approximately $15.4 million will be due. Annual debt service is approximately $1,664,000.

11.    Distributions Payable

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non- consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor
Partnerships for limited partnership units of American Real Estate Partners, L.P.

12.    Preferred Units

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

Pursuant to the terms of the Preferred Units, on February 27, 1998, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 1998 to holders of record as of March 13, 1998. A total of 365,553 additional Preferred Units were issued. As of September 30, 1998, 7,676,607 Preferred Units are issued and outstanding.

13.    Earnings Per Share

For the three and nine months ended September 30, 1998 and 1997, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                               Three Months Ended                            Nine Months Ended
                                           9/30/98               9/30/97                  9/30/98           9/30/97
Basic:
   Earnings before property
     and securities transactions            $   .37              $     .29                $   .92          $    .91
   Net gain from property and
     securities transactions                    .05                    .07                    .19              1.57
                                              -----                  -----                  -----          --------
     Net earnings                           $   .42              $     .36                $  1.11          $   2.48
                                              ======                 -----                 ======           -------




American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

Diluted:
   Earnings before property and
     securities transactions                $   .33  $   .29       $   .84          $    .90
   Net gain from property and
     securities transactions                    .05      .07           .17              1.45
                                              -----   ------         -----              ----
     Net earnings                           $   .38  $   .36       $  1.01          $   2.35
                                              =====   ======         =====           =======

14.  Comprehensive Income

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998.
SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.  The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended September 30, 1998 and 1997 is as follows (in thousands):

                                                                        1998                1997
                                                                        ----                ----

         Net income                                                  $    20,934       $     10,915
         Unrealized losses on securities
            available for sale                                            (2,553)              -
                                                                        ---------          --------
         Comprehensive income                                        $    18,381       $     10,915
                                                                      ==========        ===========

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

Comprehensive income for the nine months ended September 30, 1998 and 1997 is as follows (in thousands):

                                                                     1998              1997
                                                                     ----              ----
Net income                                                     $     55,411         $    67,638
Unrealized losses on securities
   available for sale                                                (2,553)            -
Realized gains previously reported
   in partner's equity                                                -                 (23,548)
                                                               --------------       -----------
     Comprehensive income                                      $     52,858          $   44,090
                                                                ===========          ==========

15.    New Accounting Pronouncements

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The requirements for SFAS No. 131 are effective for financial statements for periods ending after December 15, 1997 but need not be applied to interim financial statements in the initial year of its application. The Company is currently evaluating the new disclosure requirement of SFAS No. 131.

16.      Subsequent Event

a. In October 1998 the Company purchased approximately $25.3 million of Senior Debt of Philip Services Corp. for approximately $14.7 million. Philip Services Corp. is a Canadian based company in the waste recovery business and its common shares are listed on the New York Stock Exchange.

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

b. In October 1998, the Company repurchased 100,000 of its Depositary Units for $737,500. The Company was previously authorized to purchase up to 1,250,000 Depositary Units. As of October 1998, the Company has purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000.

c. In November, 1998, Raleigh Capital Associates L.P. ("Raleigh"), which is 70% owned by the Company, entered into a Buy/Sell Agreement (the "Buy/Sell Agreement") with St. Joe Company ("St.Joe") and Arvida/JMB Managers, Inc. ("JMB Managers") regarding Arvida/JMB Partners L.P. ("Arvida") (See Note 7). The Buy/ Sell Agreement is subject to the satisfaction of certain conditions. In connection with the Buy/Sell Agreement, St. Joe and JMB Managers delivered a notice to Raleigh in which St. Joe offered to acquire all the limited partnership interests in Arvida owned by Raleigh (approximately 106,000 units).

Raleigh has twenty business days to determine whether it will sell to St. Joe or purchase the general partnership interests in Arvida owned by JMB Managers. If Raleigh elects to purchase the general partnership interests, it will also make a tender offer to acquire all the remaining limited partnership interests in Arvida (approximately 297,000 units).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67.

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

General

The Company believes that it will benefit from diversification of its portfolio of assets. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. From time to time the Company has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to the Company. Additionally, in selecting future real estate investments, the Company intends to focus on

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

assets  that it  believes  are  undervalued  in the real  estate  market,  which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, the Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio. Furthermore, it should be noted that recent financial market conditions have resulted in reductions in available credit on satisfactory terms to finance real estate related investments.

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

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

By the end of the year 2000, net leases representing approximately 15% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2002, net leases representing approximately 28% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

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

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

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

The Company has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. If such tenants do not arrange for further investigations, or remediations, if required, the Company may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company has notified all tenants of the Resource Conservation and Recovery Act's ("RCRA") December 22, 1998 requirements for regulated Underground Storage Tanks. The Company may, at its own cost, have to cause compliance with this RCRA requirement in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I
Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as the Company may deem necessary and appropriate.

The  Company  is  considering  the  potential  impact  of  the year 2000 in the
processing  of   date-sensitive  information   by  the   Company's computerized
information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on current information, costs of addressing potential problems are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its tenants or vendors are unable to resolve such processing issues
in a timely manner, it  could result in a  material   financial  risk.
Accordingly, the  Company   will  devote  the necessary resources to resolve
all significant  year 2000  issues in  a timely manner.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997 Gross revenues increased by $10,990,000, or 68.5%, during the three months ended September 30, 1998 as compared to the same period in 1997. This increase reflects increases of $4,783,000 in interest income on treasury bills and other investments, $3,406,000 in dividend income, $2,877,000 in hotel and resort operating income, $424,000 in rental income and $145,000 in other income, partially offset by a decrease of $645,000 in financing lease income. The increase in interest income on treasury bills and other investments is primarily due to an increase in short-term investments as a result of the 1997 Offering. The increase in dividend income is attributable to the Company's investment in limited partnership units. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which began operations August 1, 1998. The increase in rental income is primarily due to property acquisitions.

Expenses increased by $1,633,000, or 22.8%, during the three months ended September 30, 1998 compared to the same period in 1997. This increase reflects increases of $1,623,000 in hotel and

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

resort operating expenses and $753,000 in interest expense partially offset by decreases of $441,000 in depreciation and amortization, $221,000 in property expenses and $81,000 in general and administrative expenses. The increase in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury as mentioned above. The increase in interest expense is primarily attributable to financings related to recent property acquisitions.

Earnings before property and securities transactions increased during the three months ended September 30, 1998 by $9,357,000 as compared to the same period in 1997, primarily due to increased interest income on treasury bills and other investments, increased dividend income and increased net hotel and resort operations.

Gain on property transactions increased by $319,000 during the three months ended September 30, 1998 as compared to the same period in 1997, due to differences in the size and number of transactions.

During the three months ended September 30, 1998, the Company did not record a provision for loss on real estate as compared to $343,000 in the same period in 1997.

Net earnings for the three months ended September 30, 1998 increased by $10,019,000 as compared to the three months ended September 30, 1997 primarily due to increased earnings before property and securities transactions as mentioned above.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.33 in the three months ended September 30, 1998 compared to $.29 in

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

the comparable period of 1997, and net gain from property and securities transactions was $.05 in the three months ended September 30, 1998 compared to $.07 in the comparable period of 1997. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.38 in the three months ended September 30, 1998 compared to $.36 in the comparable period of 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997 Gross revenues increased by $20,842,000, or 42,6%, during the nine months ended September 30, 1998 as compared to the same period in 1997. This increase reflects increases of $13,068,000 in interest income on treasury bills and other investments, $5,973,000 in dividend income, $1,197,000 in rental income and $965,000 in hotel and resort operating income partially offset by decreases of $324,000 in financing lease income, and $37,000 in other income. The increase in interest income on treasury bills and other investments is primarily due to an increase in short-term investments as a result of the 1997 Offering. The increase in dividend income is attributable to the Company's investment in limited partnership units. The increase in rental income is primarily due to property acquisitions. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which began operations on August 1, 1998 partially offset by the decrease in revenues due to the sale of the Phoenix Holiday Inn in April, 1997. Expenses increased by $457,000, or 2.0%, during the nine months ended September 30, 1998 compared to the same period in 1997. This increase reflects increases of $1,432,000 in interest expense, $392,000 in hotel and resort operating expenses and $97,000 in general and administrative expenses partially offset by decreases of $944,000 in depreciation and amortization and $520,000 in property expenses. The increase in interest expense is primarily attributable to financings related to recent property acquisitions. The increase in hotel operating expenses is primarily attributable to the

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

acquisition of New Seabury partially offset by a decrease in expenses due to the sale of the Phoenix Holiday Inn in April 1997.

Earnings before property and securities transactions increased during the nine months ended September 30, 1998 by $20,385,000 as compared to the same period in 1997, primarily due to increased interest income on treasury bills and other investments, increased dividend income and increased net hotel and resort operations.

Gain on property transactions decreased by $3,527,000 during the nine months ended September 30, 1998 as compared to the same period in 1997, due to differences in the size and number of transactions.

During the nine months ended September 30, 1998, the Company recorded a provision for loss on real estate of $602,000 as compared to $705,000 during the same period in 1997.

During the nine months ended September 30, 1997, the Company recorded a gain on the sale of marketable equity securities of $29,188,000 relating to its RJR stock. There was no such transaction in 1998.

Net earnings for the nine months ended September 30, 1998 decreased by $12,227,000 as compared to the nine months ended September 30, 1997 primarily due to the non-recurring gain on the sale of the RJR stock in 1997 and decreased gain on sales of real estate partially offset by increased earnings before property and securities transactions as mentioned above.

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.84 in the nine months ended September 30, 1998 compared to $.90 in the comparable period of 1997, and net gain from property and securities transactions was $.17 in the nine months ended September 30, 1998 compared to $1.45 in the comparable period of 1997. Diluted net earnings per weighted average limited partnership unit outstanding totalled $1.01 in the nine months ended September 30, 1998 compared to $2.35 in the comparable period of 1997.

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

The Company believes it may not be able to re-let certain of its properties at current rentals. As previously discussed, net leases representing approximately 28% of the Company's net annual rentals will be due for renewal by the end of the year 2002. In 1998, 25 leases covering 25 properties and representing approximately $2,123,000 in annual rentals are scheduled to expire. Fourteen of these leases originally representing approximately $543,000 in annual rental income have been or will be re-let or renewed for approximately $565,000 in annual rentals. Such renewals are generally for a term of five years. Seven properties, with an approximate annual rental income of $765,000, will be marketed for sale or

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

lease when the current lease term expires. Three properties with annual rental income of $138,000 were purchased by their tenants pursuant to the exercise of purchase options. One property with an annual rental income of $677,000 was sold.

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

During the nine months ended September 30, 1998, the Company generated approximately $35.9 million in cash flow from day-to-day operations which excludes approximately $9.1 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $495,000 during the nine months ended September 30, 1998.

In 1998, the Company had the final $11.3 million principal payment due on its Senior Unsecured Debt and has approximately $4.9 million and $5.4 million of maturing balloon mortgages due in 1998 and 1999, respectively. During the nine months ended September 30, 1998, approximately $12.7 million of maturing debt obligations, including the final $11.3 million payment on the Senior Unsecured Debt were repaid out of the Company's cash flow. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the nine months ended September 30, 1998, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $22.7 million which was added to the Company's operating cash reserves. The Company's operating cash reserves are approximately $65.7 million at September 30, 1998 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to provide for scheduled lease expirations and other contingencies including environmental matters.

Sales proceeds from the sale or disposal of portfolio properties totaled approximately $22.2 million in the nine months ended September 30, 1998. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

The Amendment permits the Company to invest a portion of its funds in securities of issuers that are not primarily engaged in real estate. Recently, the Company obtained an investment in Stratosphere. In addition, an affiliate of the General Partner acquired an investment in Stratosphere (see Note 5). The Company

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

understands   that  Stratosphere   may   seek   approximately   $100  million
for expansion of its hotel facility, a substantial portion of which may be provided by the Company and the affiliate of the General Partner. In order to facilitate the Stratosphere reorganization, the Company received $60.7 million for its interest. The Company expects that it will obtain the appropriate licenses and repurchase such Stratosphere interest upon such approval.

The Company also recently invested approximately $68.1 million in the common stock of RJR Nabisco Holdings Corp., $15.1 million for interests in the Sands, $14.1 million for interests in the Claridge Hotel and $14.7 million in the debt of Philip Services Corp. and is investigating possible tender offers for real estate operating companies and real estate limited partnership units.

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

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998

Part II.  Other information

Item 6. Exhibits and Reports on Form 8-K

(a)  Financial Data Schedule is attached hereto as Exhibit EX-27

     EXHIBIT INDEX

     Exhibit               Description
     EX-27                 Financial Data Schedule

(b) None

American Real Estate Partners, L.P.-Form 10-Q - September 30, 1998







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