Form 10-K405
period 1998-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1999-03-31
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to______________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
       Title of each class                           on which registered
       -------------------                           -------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of Depositary Units on March 5, 1999, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $69,130,022.

Based upon the closing price of Preferred Units on March 3, 1999, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $7,888,368.

Number of Depositary Units outstanding as of March 5, 1999: 46,098,284. Number of Preferred Units outstanding as of March 3, 1999: 7,676,607.

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

         AREP's general partner is American Property Investors, Inc. (the "General Partner"), a Delaware corporation which is wholly owned by Carl C. Icahn ("Icahn"). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the "Subsidiary" or "AREH"), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires. As of March 5, 1999, affiliates of Icahn owned 38,083,209 units representing limited partner interests (the "Depositary Units"), representing approximately 82.6% of the outstanding Depositary Units, and 6,642,067 5% cumulative pay in kind redeemable preferred units representing limited partner interests (the "Preferred Units"), representing approximately 86.5% of the outstanding Preferred Units. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

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


General Description of Business

         AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. Such acquisitions may be accomplished by purchasing assets outright or by acquiring securities of entities which hold significant real estate related assets. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Most of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants. As of March 5, 1999, AREP owned 192 separate real estate assets primarily consisting of fee and leasehold interests in 32 states.

         For each of the years ended December 31, 1998, 1997 and 1996, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1998, 1997 and 1996, Portland General Electric Company ("PGEC") occupied a property (the "PGEC Property") which represented more than 10% of AREP's total real estate assets. See Item 2 -- "Properties."

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

         In addition to holding real property, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of assets under development, as well as experienced personnel. AREP may originate or purchase mortgage loans including non-performing mortgage loans. AREP will often acquire non-performing mortgage loans with a view to acquiring title to or control over the underlying properties. AREP also may retain purchase money mortgages in connection with its sale of portfolio properties, with such terms as the General Partner deems appropriate at the time of sale. Certain of AREP's investments may be owned by special purpose subsidiaries formed by AREP or by joint ventures (including joint ventures with affiliates of the General Partner).

         In August 1996, AREP amended the Partnership Agreement to permit non-real estate investments which, while AREP continues to seek undervalued investment opportunities in the real estate market, will permit it to take advantage of investment opportunities it believes exist outside of the real estate market in order to seek to maximize Unitholder value and further diversify its assets. Investments in non-real estate assets will consist of equity and debt securities of domestic and foreign issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate, and may include, for example, lower rated securities which may provide the potential for higher yields and therefore may entail higher risk. AREP will conduct these activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940 (the "1940 Act"). Generally, this means that no more than 40% of AREP's total assets will be invested in securities. In addition, AREP will structure its investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly-traded partnership rules of the Internal Revenue Code. As of March 5, 1999, AREP had invested approximately
$175 million to purchase 6,448,200 common shares of RJR Nabisco Holdings Corp. which represents over 10% of AREP's total assets.

         All decisions with respect to the improvement, expansion, acquisition, disposition, development, management, financing or refinancing of properties or other investments are at the sole discretion of the General Partner.


Investment Opportunities and Strategies

         AREP believes that it will benefit from diversification of its portfolio of assets. By the end of the year 2002, net leases representing approximately 27% of AREP's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 37% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single corporate tenants, it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the future.

         Real Estate Investments

         As mentioned above, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, management believes that there are still opportunities available to acquire investments that are undervalued. This may include commercial properties, residential and commercial development projects, land parcels for future residential and commercial development, non-performing loans and the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by REITS, and debt or equity securities of companies which may be undergoing restructuring and subperforming properties that may require active asset management and significant capital improvements. Management believes that, in the current market, investments requiring some degree of active management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. In order to further these investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of assets under development, as well as experienced personnel. This may enhance AREP's ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities. Such acquisitions may include those from affiliates of the General Partner, provided the terms thereof are fair and reasonable and are approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"). In this regard, in 1997, an offer was made by AREP acting through its Audit Committee to purchase Bayswater Realty and Capital Corp. ("Bayswater"), a land development company owned by Icahn, which offer was not accepted. While the Audit Committee is considering whether AREP should make another offer for Bayswater and may consider making such offer in Units of AREP (the number of Units could be conditioned upon the Audit Committee's obtaining a fairness opinion), there can be no assurances thereof or whether the transaction will be pursued. AREP has engaged Bayswater to perform certain development, construction management, marketing and sales services with respect to the residential sites being developed by AREP as described below. See Item 13.--"Certain Relationships and Related Transactions--Property Management and Other Related Transactions."

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

         AREP has invested and expects to invest in undeveloped land and development properties. In particular, AREP expects to continue to pursue this year the development of two residential sites it owns in Armonk, New York and East Hampton, New York. The Armonk site is comprised of approximately 43 residential building lots, and the East Hampton site subdivision has been approved for 16 residential building lots. Also, in 1998, AREP acquired residential development land in connection with the acquisition of the New Seabury Resort in Cape Cod, Massachusetts. Undeveloped land and development properties involve more risk than properties on which development has been completed. Undeveloped land and development properties do not generate any operating revenue, while costs are incurred to develop the properties. In addition, undeveloped land and development properties incur expenditures prior to completion, including property taxes and development costs. Also, construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond the control of AREP could occur. AREP will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets. Accordingly, the greater the length of time it takes to develop or dispose of these properties, or such parcels, the greater will be the costs incurred by AREP without the benefit of income from these properties, which may adversely affect the ability of AREP to successfully develop such properties. Furthermore, the ultimate disposition price of these properties may be less than the costs incurred by AREP with respect thereto.

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

         In addition, AREP has made investments in the gaming industry and will consider additional investment opportunities in the gaming industry. See Item 1
- Recent Acquisitions - Investment in Mortgages and Notes Receivable for a further discussion on the Stratosphere Tower, Casino and Hotel transaction, as well as a discussion on AREP's investments in the Sands Hotel and Casino and the Claridge Hotel and Casino. As described herein, AREP, the General Partner, and the directors and officrs of the General Partner are currently in the process of pursuing gaming applications to obtain licenses from the Nevada Gaming Authority. It should be noted that investments in the gaming industry involve significant risks, including those relating to competitive pressures and political and regulatory considerations. In recent years, there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns. As new openings and expansion projects have been completed, supply has grown more quickly than demand in some areas, and competition has increased. Likewise, an increase in supply often leads to increases in complimentary and promotional expenses in the industry. AREP believes that these market conditions will lead some gaming properties to become available for restructuring or purchase and will create potential investments for opportunistic buyers such as AREP, and AREP intends to pursue such additional investments in the gaming industry, including the possible acquisition of additional interests in the Stratosphere Tower, Casino and Hotel from affiliates of the General Partner. Any such aquisition by AREP of additional interests in Stratosphere may be made in exchange for Units in AREP, provided the terms thereof are fair and reasonable to AREP. While the increase in supply and competition may provide additional investment opportunities for investors such as AREP, such investments may require additional capital expenditures and restructurings (such as in the case of Stratosphere) and there can be no assurance that such investments will not be adversely affected by such pressures or prove to be successful. Furthermore, federal, state and local jurisdictions from time to time consider legislation regarding the gaming industry which could adversely impact gaming operations. AREP believes, however, that investments in the gaming industry provide AREP with opportunities for long term appreciation.

         While AREP believes opportunities in real estate related acquisitions continue to remain available, such acquisition opportunities for value-added investors are competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for AREP. As such, they require AREP to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow AREP the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, AREP intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

Partnership Distributions

         On March 29, 1999, AREP announced that no distributions on its Depositary Units are expected to be made in 1999. No distributions were made in 1998, 1997 or 1996. In making its announcement, AREP noted that it intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies facing AREP, including environmental matters and scheduled lease expirations. By the end of the year 2002, net leases representing approximately 27% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, 37% of such rentals will be due for renewal. In making its decision, AREP also considered the number of properties that are leased to retail tenants (approximately 34% of AREP's net annual rentals from its portfolio) some of which are experiencing cash flow difficulties and restructurings. Further, AREP noted that the types of investments AREP is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition those assets. AREP believes that it should continue to gold and invest, rather than distribute, cash. See Item 5 -- "Market for AREP's Common Equity and Related Security Holder Matters - Distributions" and Item 7 -- "Management's

Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity."

         On March 31, 1998, AREP distributed to holders of record of its Preferred Units as of March 13, 1998 approximately 365,553 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 23, 1999, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 1999 to holders of record as of March 15, 1999.


Recent Acquisitions

         Investment in Mortgages and Notes Receivable

         In June, 1997 AREP invested approximately $42.8 million to purchase approximately $55 million face value of 14 -1/4% First Mortgage Notes ("Notes"), due May 15, 2002, issued by Stratosphere Corporation ("Stratosphere"), which had approximately $203 million of such notes outstanding. In July and September 1998, AREP invested approximately $17.9 million to purchase approximately $43.5 million face value of additional Notes. An affiliate of Icahn owned approximately $83.3 million face value of the Notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

         Stratosphere and its wholly owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code (the "Bankruptcy Code"). Stratosphere filed a Second Amended Plan of Reorganization which provided for the holders of the First Mortgage Notes to receive 100% of the equity in the reorganized entity and therefore provided the Company and the General Partner's affiliate with a controlling interest. Such plan was approved by the Bankruptcy Court on June 6, 1998 but was not effective until certain governmental approvals were obtained including, among other things, certain licenses from the Nevada Gaming Authority.

         AREP, the General Partner, and the directors and officers of the General Partner are currently in the process of pursuing gaming applications to obtain licenses from the Nevada Gaming Authority. AREP understands that the application process may take a number of months. AREP has no reason to believe that it will not obtain its necessary license; however, the licensing application of the affiliate of Icahn was reviewed and approved by the authorities earlier than AREP's application. In an effort to facilitate the consummation of the Stratosphere reorganization process, AREP entered into an agreement (the "Transfer/Repurchase Agreement") to transfer its interests in Stratosphere to an affiliate of Icahn at a price equal to AREP's cost for such Notes. However, the affiliate of Icahn is obligated to sell back to AREP and AREP is obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by AREP.

         In October 1998, the affiliate of the General Partner obtained its license and in accordance with the Transfer/Repurchase Agreement AREP received approximately $60.7 million for its Stratosphere interests. Stratosphere's Second Amended Plan of Reorganization became effective on October 14, 1998. In addition to Icahn becoming Chairman of the Board of Stratosphere, AREP received the right to appoint two members to Stratosphere's board. As mentioned above, AREP is continuing the process of obtaining licensing which will permit it to repurchase its interest in Stratosphere along with its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or been obtained in connection with such Stratosphere equity interests while held by the affiliate of Icahn under the Transfer/Repurchase Agreement.

         As described above in "Real Estate Investments", AREP may consider additional investments in the gaming industry, as it believes additional opportunities may become available due to market conditions and other factors. Upon approval of certain licenses by the Nevada Gaming Authority, AREP will reacquire its interest in Stratosphere under the Transfer/Repurchase Agreement and may consider the possibility of acquiring the interest in Stratosphere held by the affiliate of the General Partner. Any such acquisition by AREP of the General Partner's affiliate's interest in Stratosphere may be made in exchange for Units in AREP and will be subject to review and approval by the Audit Committee.

         At December 31, 1998 AREP continues to reflect in its financial statements, its equity interest in Stratosphere and the liability to repurchase its interest. See Note 7 to the Financial Statements contained herein.

         During 1998, AREP acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $18.7 million of First Mortgage Notes issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $15.1 million. An affiliate of the General Partner also has an investment in notes of GB Property. $185 million of such notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

         Greate Bay owns and operates the Sands, a destination resort complex, containing a 76,000 square foot casino and 532 hotel rooms and other amenities. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

         In January, 1998, AREP acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. $85 million of such notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. In August 1998 and March 1999, AREP received semi-annual interest payments. An affiliate of the General Partner also has an investment in such notes of the Claridge Corporation.

         The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex, containing a 59,000 square foot casino on three levels and 502 hotel rooms and other attractions.

         AREP has classified the Claridge Corporation and GB Property Notes as available for sale for accounting purposes. These investments are carried at fair market value on the Consolidated Balance Sheet. At December 31, 1998 unrealized holding losses of approximately $6.8 million are reflected in Partners Equity.

         See Item 1 - "Investment Opportunities and Strategies -- Real Estate Investments," above, for a discussion of certain considerations relating to the gaming industry.

         In 1998, AREP purchased approximately $78.2 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. ("Philips") for approximately $35.2 million. In addition, an affiliate of Icahn purchased approximately $80 million of senior debt of Philips and also owns common shares of Philips. Philips is a Canadian-based company in the waste recovery business and its common shares are listed on the New York Stock Exchange. In 1999, AREP purchased an additional $10.2 million of Philips debt for approximately $4.4 million.


         Investment in Real Estate Assets

         AREP acquired mortgages for approximately $16 million secured by certain real property in Cape Cod, Massachusetts. The properties are part of a master planned community and golf resort known as New Seabury. The debtor had filed a Chapter 11 petition in the United States Bankruptcy Court, District of Massachusetts. In June 1998, a Chapter 11 plan of reorganization proposed by AREP was approved by the Bankruptcy Court. Under the plan, in late July 1998, AREP acquired substantially all of the debtor's assets including two golf courses, other recreational facilities, a villa rental program, condominium and time share units and land for future development. AREP assumed mortgage debt of approximately $8.5 million (subsequently repaid) and made other payments to creditors of approximately $3.5 million. Total costs of approximately $28 million are classified as approximately $8.9 million in "Development Properties", $17.4 million in"Hotel and resort properties" and $1.7 million in "other assets" on the Consolidated Balance Sheet.

         On August 5, 1998, AREP purchased an industrial building located in Hebron, Kentucky. The property is net leased to United Parcel Service ("UPS"). The purchase price was $21,080,000 which included the simultaneous funding of a mortgage in the amount of $19,480,000. The lease term, which commenced on June 1, 1998, is for an initial term of ten years at $1,861,240 per year for the first five years and $2,138,304 per year in years six to ten. There are three five year renewal periods for increased rentals.

         In August 1998, AREP purchased a manufacturing facility located in Germantown, Wisconsin. The property is net leased to Stone Container Corporation. The purchase price was $9,025,000 cash. The lease term, which commenced May 1, 1998, is for eleven years at approximately $807,150 per year increasing 2% annually. There is one five year renewal period at approximately $1,013,429 per year increasing 3% annually.


         Investment in Real Estate Limited Partnership Units

         On July 17, 1996, AREP and Bayswater Realty and Capital Corp. ("Bayswater"), an affiliate of Icahn, became partners of Boreas Partners, L.P. ("Boreas"), a Delaware limited partnership. AREP's total partnership interests in Boreas was 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for outstanding limited partnership and assignee interests of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Approximately 106,000 units in Arvida were acquired by Raleigh. Boreas and an affiliated general partner acquired 100% of the interests in Raleigh during 1998 Thereafter, on November 6, 1998, Raleigh entered into a Buy/Sell Agreement (the "Buy/Sell Agreement") with St. Joe Company ("St. Joe") and Arvida/JMB Managers, Inc. ("JMB Managers") regarding Arvida. In connection with the Buy/Sell Agreement, St. Joe and JMB Managers acquired all the limited partnership interests in Arvida owned by Raleigh and AREP received approximately $33 million of proceeds before payment of related indebtedness. AREP recorded a gain of approximately $4.4 million on the disposition of Arvida units.

         In 1998, AREH formed Olympia Investors, L.P. ("Olympia"), a Delaware limited partnership. In March 1998, Olympia initiated tender offers to purchase units of limited partnership interest in Integrated Resources High Equity Partners - Series 85 ("HEP 85"), in High Equity Partners L.P. - Series 86 ("HEP 86") and in High Equity Partners L.P. - Series 88 ("HEP 88"). In September 1998, AREP paid approximately $7.5 million to the tender agent for 30,842 units of HEP 85; 32,104 units of HEP 86; and 14,687 units of HEP 88.

         Concurrently with the tender offer AREP entered into an agreement with an affiliate of the general partner of HEP 85, HEP 86 and HEP 88 which gave them a purchase option for 50% of the tendered units at Olympia's tender price plus expenses. AREP subsequently received approximately $4 million for half of the tendered units.

         Through December 31, 1998, AREP participated in five other tender offers for limited partnership units.


Investment in RJR

         In 1996, AREP purchased 3,121,700 shares of RJR Nabisco Holdings Corp. ("RJR"), representing approximately 1.1% of the total outstanding RJR common shares, at a total cost of approximately $83 million and at an average cost per share of $26.46 per share. Icahn owned (through affiliates) an additional 16,808,100 shares of RJR. In February 1997, AREP sold its entire interest in RJR for net proceeds of approximately $112 million realizing a gain of approximately $29 million. During 1998 and the first quarter of 1999, AREP purchased 6,448,200 shares of RJR representing approximately 2% of the total outstanding RJR common shares, for approximately $175 million. As of January 22, 1999, affiliates of Icahn owned 18,551,800 shares of RJR representing approximately 5.7% of the total outstanding RJR common shares. The investment in RJR is reflected on the balance sheet as "Marketable Equity Securities," classified as available for sale, which is carried at fair market value at December 31, 1998. Unrealized holding gain of approximately $16 million is reflected in "Partners Equity."


Financing Activities

         In May 1998, AREP made its final payment of approximately $11,308,000 under its unsecured note agreements with The Prudential Insurance Company of America. During 1998, AREP also had approximately $3,500,000 in additional maturing balloon mortgages due, all of which was repaid. Approximately $8,700,000 of additional balloon payments are due during 1999 and 2000. AREP may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them and may repay them from cash flow and reserves created from time to time, thereby reducing cash flow otherwise available for other uses.

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

Leasing Activities

         In 1998, 25 leases covering 25 properties and representing approximately $2,123,000 in annual rentals expired. Fifteen of these leases, originally representing approximately $595,000 in annual rental income were re-let or renewed for approximately $617,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with an approximate annual rental income of $690,000 are currently being marketed for sale or lease. Three properties with annual rental income of $138,000 were purchased by their tenants pursuant to the exercise of purchase options. Two properties with approximate annual rental income of $700,000 were sold.

         In 1999, 23 leases covering 23 properties and representing approximately $1,775,000 in annual rentals are scheduled to expire. Five of these leases, originally representing approximately $735,000 in annual rental income, have been or will be re-let or renewed for approximately $740,000 in annual rentals. Such renewals are generally for a term of five years. Nine properties, with an approximate annual rental income of $375,000 will be marketed for sale or lease when the current lease term expires. Four properties with approximate annual rentals of $251,000 will be purchased by tenants pursuant to lease options. The status of five leases with approximate annual rental income of $414,000 is uncertain at this time.

         By the end of the year 2002, net leases representing approximately 27% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 37% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase the property. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. In addition, net leases representing approximately 34% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, many of which are currently experiencing cash flow difficulties and a number of which are in bankruptcy. As a result, operating expenses may be incurred with respect to the properties underlying any such leases rejected in bankruptcy and those expenses, coupled with the effects of a downturn in the retail markets, could have an adverse impact on AREP's net cash flow.

Bankruptcies and Defaults

         AREP is aware that 14 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects, at least in the near term, to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 14 present and former tenants involved in bankruptcy proceedings or reorganization, ten have rejected their leases, affecting 29 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses).

         On June 24, 1998, the Grand Union Company ("Grand Union"), a tenant leasing five properties owned by AREP filed a prepackaged voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. Grand Union emerged from Chapter 11 protection on or about August 17, 1998 and affirmed all of the leases. These five properties' annual rentals total approximately $1,294,000.

         In June 1995, Bradlees, a tenant leasing four properties owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rentals for these four properties is approximately $1,320,000. The tenant is current in its obligations under the leases. The tenant emerged from bankruptcy in February, 1999 and affirmed three of the leases and assigned the fourth. At December 31, 1998, the carrying value of these four properties was approximately $6,677,000. One of the properties is encumbered by a nonrecourse mortgage payable of approximately $727,000.

         On September 18, 1995, Caldor Corp. ("Caldor"), a tenant leasing a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease. In January, 1999, Caldor announced it would liquidate its holdings and close its stores. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease which will require an order of the Bankruptcy Court. At December 31, 1998, the property has a carrying value of approximately $1,798,000 and is unencumbered by any mortgage.

         On September 24, 1996 Best Products, a tenant leasing a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rental for this property was approximately $508,000. The tenant has exercised its right to reject the lease, effective April 30, 1997, which has been approved by the Bankruptcy Court. At

December 31, 1998, the property was vacant and had a carrying value of approximately $3,304,000 and is unencumbered by any mortgage.

         For a description of certain other tenant and mortgagor bankruptcies affecting AREP, please refer to Notes 10 and 19 to the Financial Statements contained herein. The General Partner monitors all tenant bankruptcies and defaults and may, when it deems it necessary or appropriate, establish additional reserves for such contingencies.


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

         Additionally, pursuant to the Resource Conservation and Recovery Act 42 U.S.C. Sections 9601, et seq. and the regulations promulgated thereunder ("RCRA") certain owners, operators and other parties in control of a property that has a non-exempt underground storage tank ("UST") were required to remove, replace, retrofit or take such tanks out of service by December 22, 1998. AREP notified its tenants of the RCRA requirements. AREP believes that under the terms of its net leases with its tenants, the cost of, and obligation to comply with, this RCRA requirement generally would be the responsibility of its tenant. Furthermore, with respect to vacated properties and prior lease terminations, there cannot be any assurance that AREP would not be deemed responsible for this RCRA requirement. However, there also can be no assurance that a tenant will bear the costs of, or undertake compliance with, this RCRA requirement.

         Most of AREP's properties continue to be net-leased to single corporate tenants, and AREP believes these tenants would be responsible for any environmental conditions existing on the properties they lease. Normally, therefore, such conditions should not have a material adverse effect on the financial statements or competitive position of AREP. Many of the properties acquired by AREP in connection with the Exchange Offer were not subjected to any type of environmental site assessment at the time of the acquisition. Consequently, AREP undertook to have Phase I Environmental Site Assessments completed on most of its properties. AREP believes that under the terms of its net leases with its tenants, the costs of any environmental problems would be the responsibility of such tenants. However, while most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP would not be deemed to be a responsible party or that the tenant could bear the costs of remediation.

         The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. AREP has notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. It is possible that, in some instances, the tenant will either refuse to take appropriate action, or fail to respond at all, in which case AREP may be required to act. Therefore, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million. However, as no Phase II Environmental Site Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately sixty-five updates are expected to be completed in 1999 with another forty-five scheduled for the year 2000.

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

Competition

         Competition in leasing and selling remains strong. As previously discussed, many of AREP's tenants have rights to renew at prior rental rates. AREP's experience is that tenants will renew below market leases and permit leases that are less marketable or at above market rents to expire, making it difficult for AREP to re-let or sell on favorable terms properties vacated by tenants. The real estate market continues to be weak in certain areas of the country, particularly in the retail category. The impact on the retail markets and ongoing corporate consolidations have contributed to increasing vacancy rates and oversupply for retail tenants. AREP believes it is one of the largest real estate entities of its kind and that it will continue to compete effectively with other similar real estate companies, although there are real estate entities with greater financial resources than AREP.

         Competition for investments of the type AREP intends to pursue has been increasing in recent years, including that from a number of investment funds and REITS that have raised additional capital for such investments, resulting in, among other things, higher prices for such investments. Such investments have become competitive to source and the increased competition may have an adverse impact on the spreads and AREP's ability to find quality assets at appropriate yields. While AREP believes its capital base may enable it to gain a competitive advantage over certain other purchasers of real estate by allowing it to respond quickly and make all cash transactions without financing contingencies where appropriate, there can be no assurance that this will be the case.


Item 2.           Properties.

         As of March 5, 1999, AREP owned 192 separate real estate assets (primarily consisting of fee and leasehold interests and, to a limited extent, interests in real estate mortgages) in 32 states. These properties are generally net-leased to single corporate tenants. Approximately 90% of AREP's properties are currently net-leased, 4% are operating properties, 2% are in the process of being developed and 4% are vacant and being marketed for sale or lease. See Note 11 to the Financial Statements contained herein for information on mortgages payable.

         The following table summarizes the type, number per type and average net effective rent per square foot of AREP's properties:

                                                         Number                Average Net Effective
Type of Property                                      of Properties             Rent Per Square Foot
----------------                                      -------------             --------------------
   Retail                                                   87                        $4.86(1)
   Industrial                                               21                        $2.33(1)
   Office                                                   29                        $6.69(1)
   Supermarkets                                             19                        $3.36(1)
   Banks                                                     6                        $4.10(1)
   Other:
     Properties That
       Collateralize Purchase
       Money Mortgages                                       9                          N/A
     Land                                                   13                          N/A
     Truck Terminals                                         4                        $3.63(1)
     Hotels                                                  3                          N/A
     Apartment Complexes                                     1                          N/A


(1)  Based on net-lease rentals.

         The following table summarizes the number of AREP's properties in each region specified below:

     Location                            Number
    of Property                       of Properties
    -----------                       -------------
United States:
   Southeast                               86
   Northeast                               42
   South Central                            9
   Southwest                               12
   North Central                           39
   Northwest                                4

         From January 1, 1998 through March 5, 1999, AREP sold or otherwise disposed of 17 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $25,300,000 in cash, net of closing costs and amounts utilized to satisfy mortgage indebtedness which encumbered such properties. As of December 31, 1998, AREP owned seven properties that were being actively marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $3,893,000.

         On February 19, 1998, AREP sold a property located in Palo Alto, California to its tenant, Lockheed Missile and Space Company, Inc. for a selling price of approximately $9,400,000. As a result, AREP recognized a gain of approximately $4,130,000 in the year ended December 31, 1998.

         On May 21, 1998, AREP sold a property located in Atlanta, Georgia tenanted by AT&T Corp. for a selling price of $8,600,000. As a result, AREP recognized a gain of approximately $1,260,000 in the year ended December 31, 1998.

         In accordance with a previously executed option agreement, AREP sold a property located in Broomal, Pennsylvania to its tenant Federal Realty Investment Trust. The consideration received by AREP was a satisfaction of mortgage payable in the amount of approximately $8,500,000. A gain of approximately $2.6 million was recorded in the year ended December 31, 1998.

         For each of the years ended December 31, 1998, 1997 and 1996, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1998, 1997 and 1996, PGEC occupied a property, which represented more than 10% of AREP's total real estate assets. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity, whose shares are traded on the NYSE.

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


Item 3.           Legal Proceedings.

Unitholder Litigation

         On November 18, 1998, Ruth Ellen Miller filed a Class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kingsley, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC) (the "Complaint"). The Complaint purports to state claims on behalf of a putative class of all holders of Depositary Units sounding in breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, injunction and breach of the Partnership Agreement. As of March 5, 1999, the complaint has not yet been served on any of the defendants.

         Plaintiff alleges that all defendants, in breach of their fiduciary duties to AREP, have caused AREP to engage in self-dealing or self-interested transactions which inure to the benefit of defendants. Plaintiff's claims are alleged to arise out of two transactions: the February 1995 Rights Offering effectuated pursuant to a purportedly false and misleading prospectus; and Icahn's alleged use of his voting control to change the business purpose of AREP by amending the Partnership Agreement to permit AREP to make "non-real estate related investments," including investments in entities owned or controlled by Icahn.

         The Complaint seeks to have Ms. Miller appointed as class representative and that the putative class be certified. The Complaint also seeks an unspecified amount in damages and injunctive relief: (i) dissolving the Partnership; (ii) enjoining API from continuing to act as general partner of the Partnership; (iii) enjoining the Partnership from engaging in any transaction in which Icahn has either a direct or indirect interest, absent an affirmative vote of a majority of the outstanding Depositary Units held by the putative class; and (iv) ordering API to exercise its fiduciary obligations. Further, the plaintiff seeks to enjoin AREP from engaging in any transactions in which Icahn has either a direct or indirect interest absent an affirmative vote by a majority of the outstanding Depositary Units held by the class, as well as damages resulting from the alleged breach of the partnership agreement for an unquantified amount. The Complaint also seeks costs and attorneys' fees. Management believes plaintiff's claims are without merit and intends to vigorously defend against them.

         On or about September 9, 1997, two limited partners in AREP brought a derivative action against AREP, the General Partner, its directors and one of its officers, alleging breach of fiduciary duties by the defendants in connection with, inter alia, AREP's investments in Arvida and Stratosphere, Amanda & Kimberly Kahn v. Carl C. Icahn, et al., C.A. No. 15916 (Del. Ch.). Plaintiffs claimed that defendant Icahn improperly diverted opportunities to participate in these investments from AREP to himself. Plaintiffs sought damages arising from these alleged breaches of fiduciary duty, attorneys fees and other relief. On November 12, 1998, the Court of Chancery of the State of Delaware granted the defendants' motion to dismiss all of plaintiffs' claims against the defendants. Plaintiffs served a notice of appeal upon defendants on December 11, 1998. On March 11, 1999, AREP received a copy of plaintiffs' opening brief and on March 24, 1999 all of the defendants filed a Motion to Affirm in the Delaware Supreme Court. AREP believes that the plaintiffs' appeal has no merit and it intends to vigorously oppose this appeal.


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

         No matters were submitted to a vote of Unitholders during 1998.

                                     PART II


Item 5.           Market for AREP's Common Equity and Related Security Holder
                  Matters.

Market Information

         AREP's Depositary Units are traded on the NYSE under the symbol "ACP." Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 1997 through December 31, 1998 is as follows:

Quarter Ended:                                    High                 Low
-------------                                     ----                 ---
March 31, 1997                                     11.75               9.125
June 30, 1997                                      14.25               9.875
September 30, 1997                                 13.625             10.625
December 31, 1997                                  11.375              9.4375

March 31, 1998                                    $11.50              $9.8125
June 30, 1998                                      10.75               9.75
September 30, 1998                                 10.25               8.0625
December 31, 1998                                  10.50               7.125


         On March 5, 1999, the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $8.625.

         As of March 5, 1999, there were approximately 7,000 record holders of the Depositary Units. As of March 2, 1998, there were approximately 9,000 record holders. See Item 12. "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the 1998 Tender Offer made by affiliates of Icahn. Since a number of Unitholders participated in the 1998 Tender Offer and affiliates of Icahn now hold approximately 82.6% of the Depositary Units outstanding, there can be no assurance that there will not be a reduction in the liquidity and volume of activity in the trading market for the Depositary Units.

         Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.


Distributions

         On March 29, 1999, the Board of Directors of the General Partner announced that no distributions are expected to be made in 1999. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available Partnership operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. By the end of the year 2002, net leases representing approximately 27% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, 37% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 34% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. AREP further stated that it continues to believe that excess cash should be used to enhance long-term Unitholder value through the improvement of its existing assets, the support of AREP's debt and property obligations, and selected investment in assets and companies with assets undervalued by the market as appropriate opportunities arise. AREP believes that, in addition to acquiring development properties, non-performing mortgage obligations and securities of companies which may be undergoing restructuring or with real estate assets requiring significant capital investments, it should diversify its portfolio and seek to make acquisitions of land development companies and other real estate operating companies which may have significant assets under development and may enhance its ability to develop and manage these properties. These types of investments may involve debt restructuring, capital improvements and active asset management, and by their nature may not be readily financeable and may not generate immediate positive cash flow. As such, they require AREP to maintain a strong capital base both to react quickly to these market opportunities as well as to allow AREP to rework the assets to enhance their turnaround performance. See Item 7 -- "Management's Discussion and Analysis of the Financial Condition and Results of Operations - Capital Resources and Liquidity."

         As of March 1, 1999, there were 46,098,284 Depositary Units and 7,676,607 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the NYSE under the symbol "ACP PR." The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at a rate of 5% of the liquidation preference thereof, payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, AREP, with the approval of the Audit Committee, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in Item 10 -- "Directors and Executive Officers of AREP," below.

         On March 31, 1998, AREP distributed to holders of record of its Preferred Units as of March 13, 1998, approximately 365,553 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 23, 1999, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 1999 to holders of record as of March 15, 1999.

         Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.


Repurchase of Depositary Units

         AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. In October 1998, AREP repurchased 100,000 Depositary Units for $737,500. As of March 5, 1999, AREP had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000. Management recently has not been acquiring Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units.

Item 6.           Selected Financial Data.


                                                             (Dollars in Thousands Except Per Unit Amounts)
                                                                         Year Ended December 31,

                                             1998          1997*            1996*           1995*            1994*
                                             ----          -----            -----           -----            -----
Total revenues                          $     93,306    $     70,918    $     71,774    $     69,920    $     61,551
                                        ============    ============    ============    ============    ============
Earnings before property
  and securities transactions           $     58,371    $     41,020    $     34,240    $     30,833    $     19,577
Gain on sales and
  disposition of real estate                   9,065          16,051          24,517           5,091           4,174
Gain on sale of limited
  partnership interests                        4,382
Gain on sales of marketable
  equity securities                               --          29,188              --              --              --
Provision for loss on mortgages
  receivable                                      --          (9,790)             --              --              --
Provision for loss on real
  estate                                      (1,180)         (1,085)           (935)           (768)           (582)
                                        ------------    ------------    ------------    ------------    ------------
Net earnings                            $     70,638    $     75,384    $     57,822    $     35,156    $     23,169
                                        ============    ============    ============    ============    ============
Net earnings per limited
  partnership unit:
    Basic:
      Earnings before property and
        securities transactions         $       1.16    $       1.19    $       1.27    $       1.30    $       1.39
      Net gain from property and
        securities transactions                  .26            1.08             .90             .19             .25
                                        ------------    ------------    ------------    ------------    ------------
    Net earnings                        $       1.42    $       2.27    $       2.17    $       1.49    $       1.64
                                        ============    ============    ============    ============    ============
Weighted average limited partnership
  units outstanding                       46,173,284      31,179,246      25,666,640      22,703,180      13,812,800
                                        ============    ============    ============    ============    ============
    Diluted:
      Earnings before property and
        securities transactions         $       1.06    $       1.16    $       1.20    $       1.17    $       1.39
      Net gain from property and
        securities transactions                  .22             .97             .82             .16             .25
                                        ------------    ------------    ------------    ------------    ------------
    Net earnings                        $       1.28    $       2.13    $       2.02    $       1.33    $       1.64
                                        ============    ============    ============    ============    ============
Weighted average limited partnership
  units and equivalent partnership
  units outstanding                       54,215,339      34,655,395      28,020,392      27,538,840      13,812,800
                                        ============    ============    ============    ============    ============
Distributions to partners               $         --    $         --    $         --    $         --    $         --
At year end:
Real estate leased to others            $    381,554    $    383,392    $    357,184    $    412,075    $    437,699
Hotel and resort operating properties   $     22,037    $      5,002    $     12,955    $     13,362    $     13,654

Investment in treasury bills            $    363,884    $    372,165    $         --    $         --    $         --
Marketable equity securities            $    190,775    $         --    $    106,172    $         --    $         --
Mortgages and notes receivable          $     67,613    $     59,970    $     15,226    $     15,056    $      8,301
Development properties                  $     12,830    $      3,860    $         --    $         --    $         --
Total assets                            $  1,135,915    $    991,230    $    641,310    $    620,880    $    492,868
Senior indebtedness                     $         --    $     11,308    $     22,616    $     33,923    $     45,231
Mortgages payable                       $    173,559    $    156,433    $    115,911    $    163,968    $    174,096
Partners' equity                        $    888,499    $    809,325    $    485,559    $    404,189    $    259,237

*    To the extent financial information
     pertaining to AREP is reflected, such
     information is consolidated for AREP
     and its Subsidiary.


Item 7.           Management's Discussion and Analysis of the
                  Financial Condition and Results of Operations.

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67.

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

General

         AREP believes that it will benefit from diversification of its portfolio of assets. To further its investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. From time to time AREP has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to AREP. Additionally, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, AREP believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. AREP notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for AREP. As such, they require AREP to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow AREP the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, AREP intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio. Furthermore, it should be noted that recent financial market conditions have resulted in reductions in available credit on satisfactory terms to finance real estate related investments.

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

         By the end of the year 2002, net leases representing approximately 27% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 37% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow in the future from such properties.

         The Amendment, which became effective in August, 1996, permits AREP to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate market.

         AREP raised funds through a rights offering in September 1997 (the "1997 Offering") to increase its assets available for investment, take advantage of investment opportunities, further diversify its portfolio of assets and mitigate against the impact of potential lease expirations. The 1997 Offering was successfully completed in September 1997 and net proceeds of approximately $267 million were raised for investment purposes.

         Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of AREP. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as AREP acquires more operating properties, its exposure to environmental clean-up costs may increase. AREP completed Phase I Environmental Site Assessments on most of its properties by third-party consultants. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed.

         AREP has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. If such tenants do not arrange for further investigations, or remediations, if required, AREP may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, AREP notified all tenants of the Resource Conservation and Recovery Act's ("RCRA") December 22, 1998 requirements for regulated underground storage tanks. AREP may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately sixty-five updates are expected to be completed in 1999 with another forty-five scheduled for the year 2000.

         AREP is investigating the potential impact of the year 2000 in the processing of date-sensitive information by AREP's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of AREP's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. AREP believes it has identified and is addressing the year 2000 operating issues under its control and based on current information, costs of addressing and solving potential problems have not been and are not expected to be or have a material adverse impact on AREP's financial position, results of operations or cash flows in future periods. It should be noted that substantially most of AREP's real estate assets have been net leased to single corporate tenants who, with certain exceptions, are required to pay all expenses and building maintenacne related to the leased property, including any property related expenses from year 2000 problems. However, the likelihood and effects of year 2000 failures on tenants, infrastructure systems and suppliers and vendors of AREP cannot be estimated. Failures of third parties such as banks and significant tenants to comply with year 2000 problems could have an adverse impact on AREP's business including the inability to receive or process payments from tenants for signifiacnt periods of time. If AREP, its tenants or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, AREP will devote the necessary resources to resolve all significant year 2000 issues in a timely manner, but believes that these issues will not be material to AREP's business aside from a catostrophic third-party failure that would affect most businesses.


Results of Operations

         Calendar Year 1998 Compared to Calendar Year 1997

         Gross revenues increased by $22,388,000, or 31.6%, during the calendar year 1998 as compared to the same period in 1997. This increase reflects increases of $11,487,000 in interest income on treasury bills and other investments, $5,804,000 in dividend income, $2,660,000 in hotel and resort operating income, $1,729,000 in rental income and $1,567,000 in other income partially offset by a decrease of $859,000 in financing lease income. The increase in interest income on treasury bills and other investments is primarily due to an increase in short-term investments as a result of the 1997 Rights Offering. The increase in dividend income is attributable to AREP's investment in limited partnership units and RJR common stock. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which began operations on August 1, 1998 partially offset by the decrease in revenues due to the sale of the Phoenix Holiday Inn in April, 1997.

         Expenses increased by $5,037,000, or 16.8%, during the calendar year 1998 compared to the same period in 1997. This increase reflects increases of $2,721,000 in interest expense, $2,693,000 in hotel and resort operating expenses, and $620,000 in general and administrative expenses partially offset by decreases of $808,000 in property expenses and $189,000 in depreciation and amortization. The increase in interest expense is primarily attributable to financings related to recent property acquisitions. The increases in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury resport partially offset by a decrease in expenses due to the sale of the Phoenix Holiday Inn in April 1997.

         Earnings before property and securities transactions increased during the calendar year 1998 by $17,351,000 as compared to the same period in 1997, primarily due to increased interest income on treasury bills and other investments and increased dividend income.

         Gain on property transactions decreased by $6,986,000 during the calendar year 1998 as compared to the same period in 1997, due to differences in the size and number of transactions.

         In 1998, AREP recorded a gain sale of limited partnership interests of $4,382,000. There was no such transaction in 1997.

         During the calendar year 1998, AREP recorded a provision for loss on real estate of $1,180,000 as compared to $1,085,000 during the same period in 1997.

         During the calendar year 1997, AREP recorded a gain on the sale of marketable equity securities of $29,188,000 relating to its RJR stock. There was no such transaction in 1998.

         During the calendar year 1997, AREP recorded a provision for loss on mortgages and note receivable of $9,790,000. No such provision was recorded in 1997.

         Net earnings for the calendar year 1998 decreased by $4,746,000 as compared to the same period in 1997 primarily due to the non-recurring gain on the sale of the RJR stock in 1997 partially offset by increased earnings before property and securities transactions as mentioned above and the provision for loss on mortgages and note receivable recorded in 1997.

         Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $1.06 in the calendar year 1998 compared to $1.16 in the comparable period of 1997, and net gain from property and securities transactions was $.22 in the calendar year 1998 compared to $.97 in the comparable period of 1997. Diluted net earnings per weighted average limited partnership unit outstanding totaled $1.28 in the calendar year 1998 compared to $2.13 in the comparable period of 1997.

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

         During the calendar year 1997, AREP recorded a non-recurring gain on the sale of marketable equity securities of approximately $29,188,000 relating to its RJR stock. There was no such transaction in 1996.

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

         In 1998, 25 leases covering 25 properties and representing approximately $2,123,000 in annual rentals expired. Fifteen of these leases originally representing approximately $595,000 in annual rental income were re-let or renewed for approximately $617,000 in annual rentals. Such renewals are generally for a term of five years. Five properties, with an approximate annual rental income of $690,000, are currently being marketed for sale or lease. Three properties with annual rental income of $138,000 were purchased by their tenants pursuant to the exercise of purchase options. Two properties with an annual rental income of $700,000 were sold.

         In 1998 AREP sold 15 properties representing approximately $2,013,000 of net operating cash flow for net proceeds of approximately $23 million which are being retained for reinvestment.

         On March 29, 1999, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 1999. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies including environmental matters and scheduled lease expirations. By the end of the year 2002, net leases representing approximately 27% of AREP's net annual rentals will be due for renewal, and by the end of the year 2004, 37% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 34% of AREP's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. Further, AREP noted that the types of investments AREP is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition those assets.

         During the year ended December 31, 1998, AREP generated approximately $47 million in cash flow from day-to-day operations which excludes approximately $10.9 million in interest earned on the 1997 Offering proceeds which will be retained for future acquisitions. During 1997, AREP generated approximately $38.7 million in such cash flow from day-to-day operations which excluded approximately $3.9 million in interest earned on the proceeds from 1997 Rights Offering.

         Capital expenditures for real estate, excluding new acquisitions, were approximately $505,000 during 1998. During 1997, such expenditures totaled approximately $1,836,000.

         During the year ended December 31, 1998, approximately $16.2 million of maturing debt obligations, including the final $11.3 payment of the Senior Unsecured Debt were repaid out of AREP's cash flow. During the year ended December 31, 1997, approximately $18.2 million of maturing debt obligations, including an $11.3 million payment on the Senior Unsecured Debt were repaid out of AREP's cash flow.

         During 1998, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $30 million which was added to AREP's operating cash reserves. During 1997, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $18.7 million which was added to AREP's operating cash reserves. AREP's operating cash reserves are approximately $73.3 million at December 31, 1998 (which does not include the cash from capital transactions which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing AREP. AREP from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters.

         Sales proceeds from the sale or disposal of portfolio properties totaled approximately $23 million in 1998. During 1997, such sales proceeds totaled approximately $37.6 million. AREP received approximately $19.5 million and $21 million of net proceeds from refinancings in 1998 and 1997 respectively. AREP intends to use asset sales, financing and refinancing proceeds for new investments.

         As described herein, AREP's investment in Stratosphere was transferred to an affiliate of Icahn in order to facilitate Stratosphere's reorganization. Pursuant to the Transfer/Repurchase Agreement, AREP received $60.7 million for its interest from an affiliate of Icahn. AREP expects that it will obtain the appropriate licenses and repurchase such Stratosphere interest upon such approval, together with its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or been obtained in connection with such Stratosphere interests while held by the affiliate of Icahn under the Transfer/Repurchase Agreement. Also, AREP understands that Stratosphere may seek approximately $80 million for expansion of its hotel and casino facility, a substantial portion of which may be provided by AREP.

         AREP also recently invested approximately $175 million in the common stock of RJR, and $39.6 million in the debt of Philips and is investigating possible tender offers for real estate operatingcompanies and real estate limited partnership units. See Notes 6 and 9. Also, see Item 1 - "Investment Opportunities and Strategies -- Real Estate Investments," for a discussion of certain considerations relating to the gaming industry.

         To further its investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies, including those from affiliates of the General Partner, which may have a significant inventory of quality assets under development as well as experienced personnel. This may enhance its ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities.

         Pursuant to the 1997 Offering, which closed in September 1997, AREP raised approximately $267 million (in addition to approximately $5.4 million received from the General Partner) to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio. Additionally, AREP may determine to reduce debt of certain properties where the interest rate is considered to be in excess of current market rates. See Note 13.

         AREP's cash and cash equivalents and investment in treasury bills decreased by approximately $121 million during 1998, primarily due to the purchase of RJR stock ($174.7 million), Sands and Claridge Notes ($29.2 million) and Philips debt ($35.2 million) which was partially offset by the proceeds from Icahn's purchase from AREP of its interest in Stratosphere ($60.7 million) pursuant to the Transfer/Repurchase Agreement, net proceeds from property sales ($23 million) and approximately $30 million of net cash flow from operations and other miscellaneous item ($4.4 million). AREP is obligated to repurchase its interest in Stratosphere when the appropriate gaming licenses have been obtained.

Quantitative and Qualitative Disclosure About Market Risks

         The United States Securities and Exchange Commission requires that registrants include information about primary market risk exposures relating to financial instruments. Through its operating and investment activities, AREP is exposed to market, credit and related risks, including those described elsewhere herein. As AREP may invest in debt or equity securities of companies undergoing restructuring or undervalued by the market, these securities are subject to inherent risks due to price fluctuations, and risks relating to the issuer and its industry, and the market for these securities may be less liquid and more volatile than that of higher rated or more widely followed securities.

         Other related risks include liquidity risks, which arise in the course of AREP's general funding activities and the management of its balance sheet. This includes both risks relating to the raising of funding with appropriate maturity and interest rate characteristics and the risk of being unable to liquidate an asset in a timely manner at an acceptable price. Real estate investments by their nature are often difficult or time-consuming to liquidate. Also, buyers of minority interests may be difficult to secure, while tranfers of large block positions may be subject to legal, contractual or market restrictions. Other operating risks for AREP include lease terminations, whether scheduled terminations or due to tenant defaults or bankruptcies, development risks, and environmental and capital expenditure matters, as described elsewhere herein.

         Whenever practical, AREP employs internal strategies to mitigate exposure to these and other risks. AREP's management, on a case by case basis with respect to new investments, performs internal analyses of risk identification, assessment and control. AREP reviews credit exposures, and seeks to mitigate counterparty credit exposure through various techniques, including obtaining and maintaining collateral, and assessing the creditworthiness of counterparties and issuers. Where appropriate, an analysis is made of political, economic and financial conditions, including those of foreign countries. Operating risk is managed through the use of experienced personnel. AREP seeks to achieve adequate returns commensurate with the risk it assumes. AREP utilizes qualitative and well as quantitative information in managing risk.

         AREP's market risk exposure with respect to its investments in marketable securities such as the RJR stock may be material. The market risk exposure in respect of the RJR stock at December 31, 1998 relates primarily to price risk. For purposes of Securities and Exchange Commission risk disclosure requirements, AREP considered the following sensitivity analysis which expresses a potential loss in future fair value of these market risk sensitive instruments resulting from the following hypothetical change in relevant market price. As of December 31, 1998 a 10% reduction in price of the RJR stock would have decreased any possible related net unrealized gain by approximately $19 million. It should be noted that while the above analysis may be a useful benchmark, it should not be viewed as a forecast.

         AREP's investment in RJR stock accounted for approximately 17% of its assets at December 31, 1998 and was acquired at an average purchase price per share of $27.19. A material reduction in the price of the RJR stock could have a material impact on AREP's capital position. As with other companies engaged in the tobacco business, RJR is subject to risk and continuing litigation relating to tobacco and related liabilities. While AREP has analyzed these risks and considered market information regarding RJR, there can be no assurance that there will not be a significant fluctuation in the market value of its investment in RJR.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

         Response to this item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 8. Financial Statements


                          INDEPENDENT AUDITORS' REPORT


The Partners
American Real Estate Partners, L.P.:


We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in partners' equity and other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the 1998 financial statement schedule as listed in the Index at Item 14 (a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP



March 23, 1999
New York, New York

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 and 1997 (in $000's)
--------------------------------------------------------------------------------

ASSETS                                                                  1998        1997
------                                                                  ----        ----
REAL ESTATE LEASED TO OTHERS:
    Accounted for under the financing method (Notes 2, 4 and 10)    $  245,920    $265,657
    Accounted for under the operating method, net of accumulated
       depreciation (Notes 2, 5 and 10)                                135,634     117,735

INVESTMENT IN TREASURY BILLS                                           363,884     372,165

MARKETABLE EQUITY SECURITIES (Notes 2 and 6)                           190,775          --

MORTGAGES AND NOTES RECEIVABLE (Notes 7, 9 and 21):
    Held for investment                                                 45,173      59,970
    Available for sale                                                  22,440          --

EQUITY INTEREST IN STRATOSPHERE CORPORATION (Notes 7 and 21)            48,969          --

HOTEL AND RESORT OPERATING PROPERTIES,
    Net of accumulated depreciation (Notes 5, 9 and 10)                 22,037       5,002

CASH AND CASH EQUIVALENTS (Note 2)                                      16,462     129,147

DEVELOPMENT PROPERTIES                                                  12,830       3,860

INVESTMENT IN LIMITED PARTNERSHIPS (Notes 2 and 8)                       5,569      22,970

RECEIVABLES AND OTHER ASSETS (Note 21)                                  18,994       7,838

PROPERTY HELD FOR SALE (Notes 2, 10 and 20)                              3,893       4,164

DEBT PLACEMENT COSTS - Net of
    accumulated amortization (Note 2)                                    1,544       1,473

CONSTRUCTION-IN-PROGRESS                                                 1,791       1,249
                                                                    ----------    --------

                TOTAL                                               $1,135,915    $991,230
                                                                    ==========    ========

                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 and 1997(in $000's) (Continued)
--------------------------------------------------------------------------------

                                                           1998           1997
                                                           ----           ----
LIABILITIES AND PARTNERS' EQUITY
MORTGAGES PAYABLE (Notes 4, 5, 11 and 21)              $   173,559     $ 156,433

DUE TO AFFILIATE (Notes 7 and 21)                           60,750            --

SENIOR INDEBTEDNESS (Notes 12 and 21)                           --        11,308

ACCOUNTS PAYABLE, ACCRUED EXPENSES
    AND OTHER LIABILITIES (Note 21)                         10,004        10,929

DEFERRED INCOME (Note 9)                                     2,788         2,792

DISTRIBUTIONS PAYABLE (Note 22)                                315           443
                                                       -----------     ---------

                                                           247,416       181,905
                                                       -----------     ---------
COMMITMENTS AND CONTINGENCIES
    (Notes 3 and 19)


LIMITED PARTNERS:
    Preferred units, $10 liquidation preference,
    5% cumulative pay-in-kind redeemable; 9,400,000
    authorized; 7,676,607 and 7,311,054 issued and
    outstanding as of December 31, 1998 and 1997            79,645        75,852

    Depositary units; 47,850,000 authorized;
       47,235,484 outstanding                              802,856       728,329

GENERAL PARTNER                                             17,919        16,328

TREASURY UNITS AT COST:
    1,137,200 and 1,037,200 depositary units
    at December 31, 1998 and 1997                          (11,921)      (11,184)
                                                       -----------     ---------

PARTNERS' EQUITY (Notes 2, 3, 13 and 23)                   888,499       809,325
                                                       -----------     ---------

                TOTAL                                  $ 1,135,915     $ 991,230
                                                       ===========     =========


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (in $000's, except per unit amounts)
--------------------------------------------------------------------------------

                                                            1998         1997         1996
                                                          --------     --------     --------
REVENUES:
    Interest income on financing
       leases                                             $ 24,287     $ 25,146     $ 26,073
    Interest income on treasury bills
       and other investments                                28,213       16,726        9,866
    Rental income                                           18,346       16,617       19,999
    Hotel and resort operating income (Notes 9 and 10)       8,758        6,098       10,043
    Dividend income (Notes 6 and 8)                         11,681        5,877        2,641
    Other income (Notes 7, 9 and 10)                         2,021          454        3,152
                                                          --------     --------     --------

                                                            93,306       70,918       71,774
                                                          --------     --------     --------
EXPENSES:
    Interest expense (Notes 11 and 12)                      15,910       13,189       16,843
    Depreciation and amortization                            4,923        5,112        5,680
    General and administrative expenses (Note 3)             3,808        3,188        2,939
    Property expenses                                        2,649        3,457        4,411
    Hotel and resort operating expenses
       (Notes 9 and 10)                                      7,645        4,952        7,661
                                                          --------     --------     --------

                                                            34,935       29,898       37,534
                                                          --------     --------     --------
EARNINGS BEFORE PROPERTY AND
    SECURITIES TRANSACTIONS                                 58,371       41,020       34,240

PROVISION FOR LOSS ON MORTGAGES
    RECEIVABLE (Note 7)                                         --       (9,790)          --

PROVISION FOR LOSS ON
    REAL ESTATE (Notes 10 and 20)                           (1,180)      (1,085)        (935)

GAIN ON SALE OF MARKETABLE EQUITY
    SECURITIES (Note 6)                                         --       29,188           --

GAIN ON SALES AND
    DISPOSITION OF REAL ESTATE (Note 10)                     9,065       16,051       24,517

GAIN ON SALE OF LIMITED
    PARTNERSHIP INTERESTS (Note 8)                           4,382           --           --
                                                          --------     --------     --------

NET EARNINGS                                              $ 70,638     $ 75,384     $ 57,822
                                                          ========     ========     ========

NET EARNINGS ATTRIBUTABLE TO
    (Note 3):
       Limited partners                                   $ 69,232     $ 73,884     $ 56,671

       General partner                                       1,406        1,500        1,151
                                                          --------     --------     --------

                                                          $ 70,638     $ 75,384     $ 57,822
                                                          ========     ========     ========

                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                           1998          1997            1996
                                        ----------    ----------    --------------
NET EARNINGS PER LIMITED
    PARTNERSHIP UNIT (Note 2):
       Basic earnings                   $     1.42    $     2.27    $         2.17
                                        ==========    ==========    ==============

WEIGHTED AVERAGE LIMITED
    PARTNERSHIP UNITS OUTSTANDING       46,173,284    31,179,246        25,666,640
                                        ==========    ==========    ==============

    Diluted earnings                    $     1.28    $     2.13    $         2.02
                                        ==========    ==========    ==============

WEIGHTED AVERAGE LIMITED
    PARTNERSHIP UNITS AND EQUIVALENT
    PARTNERSHIP UNITS OUTSTANDING       54,215,339    34,655,395        28,020,392
                                        ==========    ==========    ==============

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND OTHER COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (in $000's)
--------------------------------------------------------------------------------

                                                        Limited Partners' Equity
                                             General    ------------------------   Held in Treasury        Total
                                            Partner's    Depository   Preferred   -------------------    Partners'
                                             Equity        Units        Units      Amounts      Units      Equity
                                            ---------   -----------   ---------   ---------    -------   ----------
BALANCE, DECEMBER 31, 1995                  $  8,266     $ 386,610     $20,497    $(11,184)     1,037    $ 404,189

Comprehensive income:
    Net earnings                               1,151        56,671          --          --         --       57,822

    Unrealized gains on securities
       available for sale (Note 6)               468        23,080          --          --         --       23,548
                                            --------     ---------     -------    --------     ------    ---------
Comprehensive income                           1,619        79,751          --          --         --       81,370

Pay-in-kind distribution (Note 13)                --        (1,025)      1,025          --         --           --
                                            --------     ---------     -------    --------     ------    ---------

BALANCE, DECEMBER 31, 1996                     9,885       465,336      21,522     (11,184)     1,037      485,559

Comprehensive income:
    Net earnings                               1,500        73,884          --          --         --       75,384

    Sale of marketable equity securities
       available for sale (Note 6)              (468)      (23,080)         --          --         --      (23,548)
                                            --------     ---------     -------    --------     ------    ---------

Comprehensive income                           1,032        50,804          --          --         --       51,836

Rights offering (Note 13)                         --       215,582      51,329          --         --      266,911

Expenses of Rights offering
    (Note 13)                                     (8)         (392)         --          --         --         (400)

Capital contribution (Note 13)                 5,419            --          --          --         --        5,419

Pay-in-kind distribution (Note 13)                --        (3,001)      3,001          --         --           --
                                            --------     ---------     -------    --------     ------    ---------

BALANCE, DECEMBER 31, 1997                    16,328       728,329      75,852     (11,184)     1,037      809,325

Comprehensive income:
    Net earnings                               1,406        69,232          --          --         --       70,638

    Net unrealized gains on
       securities available for sale
       (Notes 6 and 9)                           185         9,088          --          --         --        9,273
                                            --------     ---------     -------    --------     ------    ---------
Comprehensive income                           1,591        78,320          --          --         --       79,911

Repurchase of
   Depositary units (Note 23)                     --            --          --        (737)       100         (737)

Pay-in-kind distribution (Note 13)                --        (3,793)      3,793          --         --           --
                                            --------     ---------     -------    --------     ------    ---------


BALANCE, DECEMBER 31, 1998                  $ 17,919     $ 802,856     $79,645    $(11,921)     1,137    $ 888,499
                                            ========     =========     =======    ========     ======    =========

Accumulated other comprehensive income at December 31, 1998, 1997 and 1996 was $9,273, $0 and $23,548, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (in $000's)
--------------------------------------------------------------------------------

                                                                         1998          1997          1996
                                                                      ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                      $  70,638     $  75,384     $  57,822
    Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                   4,923         5,112         5,680
          Amortization of deferred income                                    --           (26)          (26)
          Gain on sale of marketable equity securities                       --       (29,188)           --
          Gain on sales and disposition of real estate                   (9,065)      (16,051)      (24,517)
          Gain on sale of limited partnership interests                  (4,382)           --            --
          Provision for loss on mortgages receivable                         --         9,790            --
          Provision for loss on real estate                               1,180         1,085           935
          Changes in:
              (Decrease) increase in accounts payable,
                 accrued expenses and other liabilities                  (1,040)       (1,277)        6,449
              Decrease in deferred income                                    (4)           (4)           (4)
              (Increase) decrease in receivables and other assets       (11,239)        1,188        (2,357)
                                                                      ---------     ---------     ---------
              Net cash provided by operating activities                  51,011        46,013        43,982
                                                                      ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in mortgages and notes receivable                          (63,809)      (56,345)         (570)
    Net proceeds from the sales and disposition of real estate           23,004        37,643        40,673
    Principal payments received on leases
       accounted for under the financing method                           7,887         7,683         7,314
    Construction in progress                                               (542)         (570)       (5,264)
    Principal receipts on mortgages receivable                              478           332           330
    Property acquisitions                                               (41,451)      (63,064)         (103)
    Capitalized expenditures for real estate                               (505)       (1,836)       (3,855)
    Decrease (increase) in investment in treasury bills                   8,281      (372,165)           --
    (Acquisition) disposition of marketable securities                 (174,717)      111,784       (82,596)
    Equity interest in Stratosphere Corporation                         (17,939)           --            --
    Due to affiliate                                                     60,750            --            --
    Net disposition (acquisition) of limited partnership interests       21,784         6,977       (29,948)
                                                                      ---------     ---------     ---------
              Net cash used in investing activities                    (176,779)     (329,561)      (74,019)
                                                                      ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Partners' equity:
       Repurchase of Depositary Units                                      (737)           --            --
       Proceeds from rights offering                                         --       272,331            --
       Expenses of the rights offering                                       --          (267)          (21)
       Distribution to partners                                            (129)       (1,071)         (156)
    Debt:
       Increase (decrease) in mortgages payable                          39,230        62,623          (593)
       Periodic principal payments                                       (8,710)       (7,578)       (8,091)
       Balloon payments                                                  (4,892)       (6,854)      (14,598)
       Senior debt principal payment                                    (11,308)      (11,308)      (11,308)
       Increase in construction loan payable                                 --            --         4,033
       Debt placement costs                                                (371)         (724)           52
                                                                      ---------     ---------     ---------
              Net cash provided by (used in) financing activities        13,083       307,152       (30,682)
                                                                      ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                        (112,685)       23,604       (60,719)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            129,147       105,543       166,262
                                                                      ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  16,462     $ 129,147     $ 105,543
                                                                      =========     =========     =========

                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (in $000's)
--------------------------------------------------------------------------------

                                                                        1998          1997          1996
                                                                     ---------     ---------     ---------
SUPPLEMENTAL INFORMATION:
    Cash payments for interest                                       $  14,822     $  12,377       $16,510
                                                                     =========     =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
       Property acquired in satisfaction of mortgages:
          Additions to property accounted for under the
              operating method                                       $      --     $      --     $      36
          Decrease in mortgages receivable                                  --            --           (97)
          Increase to property held for sale                                --            --            --
          Decrease in deferred income                                       --            --            61
                                                                     ---------     ---------     ---------

                                                                     $      --     $      --     $      --
                                                                     =========     =========     =========

    Reclassification of real estate to operating lease               $      --     $   4,001     $  10,207
    Reclassification of real estate from operating lease                (5,140)       (2,497)       (2,437)
    Reclassification to development properties                           3,860            --            --
    Reclassification of real estate from financing lease                    --        (4,001)         (235)
    Reclassification from mortgages and notes receivable               (15,810)           --            --
    Reclassification to hotel and resort operating properties           15,810            --            --
    Reclassification of real estate from construction in progress           --            --       (10,207)
    Reclassification of real estate to property held for sale            1,280         2,497         2,672
                                                                     ---------     ---------     ---------

                                                                     $      --     $      --     $      --
                                                                     =========     =========     =========

    Net unrealized gains on securities available for sale            $   9,273     $      --     $  23,548
                                                                     =========     =========     =========

    Sale of marketable equity securities available for sale          $      --     $ (23,548)    $      --
                                                                     =========     =========     =========

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

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

       An amendment (the "Amendment") to the Company's Partnership Agreement became effective on August 16, 1996, which permits the Company to make non-real estate investments. The Amendment permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets. Under the Amendment, investments may include equity and debt securities of domestic and foreign issuers. The proportion of the Company's assets invested in any one type of security or any single issuer will not be limited. The investment objective of the Company with respect to such investments will be to purchase undervalued securities so as to maximize total returns consisting of current income and/or capital appreciation.

       The Company will conduct its activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940. Generally, this means that no more than 40% of the Company's total assets will be invested in securities. In addition, the Company will structure its investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly-traded partnership rules of the Internal Revenue Code.

2.     SIGNIFICANT ACCOUNTING POLICIES

       Financial Statements and Principles of Consolidation - The consolidated financial statements are prepared on the accrual basis of accounting and include only those assets, liabilities and results of operations, which relate to the Company and the Subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

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

       Net Earnings Per Limited Partnership Unit - In February 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share ("SFAS 128")". SFAS 128 became effective for financial statements for both interim and annual periods ending after December 15, 1997. It also required prior period earnings per share data presented to be restated. Under SFAS 128, basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

       The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding. Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted, average number of units and equivalent units outstanding. The Preferred units are considered to be unit equivalents. The weighted average number of depositary units outstanding for basic earnings per share purposes for years ended December 31, 1998, 1997 and 1996 were 46,173,284, 31,179,246 and 25,666,640, respectively. The weighted average number of depositary units and equivalent units assumed outstanding for diluted earnings per share purposes for the years ended December 31, 1998, 1997 and 1996 were 54,215,339, 34,655,395 and 28,020,392, respectively. The number of limited partner units used in the calculation of diluted income per limited partner unit increased by 8,042,055, 3,476,149 and 2,353,752, limited partner units for the years ended December 31, 1998, 1997 and 1996, respectively to reflect the effects of the conversion of preferred units.

       For the years ended December 31, 1998, 1997 and 1996, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                        1998        1997        1996
                                      --------    --------    --------
Basic:
    Earnings before property
       and securities transactions    $   1.16    $   1.19    $   1.27
    Net gain from property and
       securities transactions             .26        1.08         .90
                                      --------    --------    --------

    Net earnings                      $   1.42    $   2.27    $   2.17
                                      ========    ========    ========

Diluted:
    Earnings before property
       and securities transactions    $   1.06    $   1.16    $   1.20
    Net gain from property and
       securities transactions             .22         .97         .82
                                      --------    --------    --------

    Net earnings                      $   1.28    $   2.13    $   2.02
                                      ========    ========    ========

       There were no distributions in 1998, 1997 or 1996.

       Cash and Cash Equivalents - The Company considers short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. Included in cash and cash equivalents at December 31, 1998, 1997 and 1996 are investments in government backed securities of approximately $13,212,000, $127,805,000 and $102,270,000, respectively.

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

       Leases - The Company leases to others substantially all its real property under long-term net leases and accounts for these leases in accordance with the provisions of Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," as amended. This Statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or an operating lease.

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

       For each of the years ended December 31, 1998, 1997 and 1996 no individual or series of real estate assets leased to the same lessee accounted for more than 10% of the gross revenues of the Company. At December 31, 1998, 1997 and 1996, Portland General Electric Company occupied a property, consisting of corporate offices, which represented more than 10% of the Company's total real estate assets.

       Depreciation - Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 5 to 45 years. When properties are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the property account and the accumulated depreciation account, and any gain or loss on such sale or disposal is generally credited or charged to income.

       Debt Placement Costs - Debt placement costs are amortized over the term of the respective indebtedness.

       Use of Estimates - Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       Assets Held for Sale - Assets held for sale are carried at the lower of cost or net realizable value.

       Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform to the 1998 presentation.

       Accounting by Creditors for Impairment of a Loan - The Company follows SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosures. In accordance with these standards, if it is probable that based upon current information a creditor will be unable to collect all amounts due according to the contractual terms of a loan agreement, the asset is considered "impaired". Reserves are established against impaired loans in amounts equal to the difference between the recorded investment in the asset and either the present value of the cash flows expected to be received, or the fair value of the underlying collateral if foreclosure is deemed probable or if the loan is considered collateral dependent.

       Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of - The Company follows Statement of Financial Accounting Standards 121, which requires that long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used by an entity and long-lived assets and certain identifiable intangibles to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

       a. The General Partner and its affiliates may realize substantial fees, commissions and other income from transactions involving the purchase, operation, management, financing and sale of the Partnership's properties, subject to certain limitations relating to properties acquired from the Predecessor Partnerships in the Exchange. Some of such amounts may be paid regardless of the overall profitability of the Partnership and whether any distributions have been made to Unitholders. As new properties are acquired, developed, constructed, operated, leased, financed and sold, the General Partner or its affiliates may perform acquisition functions, development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and other services and be entitled to fees and reimbursement of expenses relating thereto, including property management fees, real estate brokerage and leasing commissions, fees for financing either provided or arranged by the General Partner and its affiliates, development fees, general contracting fees and construction management fees. The terms of any transactions between the Company and the General Partner or its affiliates must be fair and reasonable to the Company and customary to the industry.

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

              From the commencement of the Exchange through June 30, 1997 the Company (i) sold or disposed of an aggregate of 159 properties of the Predecessor Partnerships for an aggregate of approximately $99,268,000, net of associated indebtedness which encumbered such properties at the consummation of the Exchange and (ii) refinanced 25 Predecessor Partnership properties with an aggregate appraised value, net of the amount of the refinanced debt, of approximately $37,672,000 for a sum total of approximately $136,940,000. Aggregate appraised values attributable to such properties for purposes of the Exchange were approximately $145,663,000. Eighteen properties have been acquired since the commencement of the exchange, including two properties acquired in June 1997 (see Note 10), for aggregate purchase prices of approximately $61,000,000. Reinvestment incentive fees of approximately $480,000 have previously been paid to the General Partner. Since the subordination requirements were not met as of June 30, 1997, the termination date of the right to receive such fee, no reinvestment incentive fee was due or payable to the General Partner for the two properties acquired in 1997.

       b. The Company has a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000.

       c. The Company was reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services on a part-time basis in the amounts of approximately $34,000 and $50,000 and for the years ended December 31, 1997 and 1996, respectively. Such reimbursements were approved by the Audit Committee of the Board of Directors of the General Partner. There were no such reimbursements in 1998.

       d. In addition, in 1997 the Company entered a license agreement for a portion of office space from an affiliate. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, the Company has the non-exclusive use of 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,068 per month, together with 16.79% of certain "additional rent". In 1998 and 1997, the Company paid such affiliate approximately $216,000 and $69,000 of rent, respectively, in connection with this licensing agreement. In connection with the build-out of the space, the Company reimbursed such affiliate $486,989 in 1997, representing the Company's allocable share of such costs net of a pro rata share of the sub-lessor's allowance for such build-out. The terms of such sublease were reviewed and approved by the Audit Committee.

4.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

       Real estate leased to others accounted for under the financing method is summarized as follows (in $000's):

                                         December 31,
                                     --------------------
                                       1998        1997
                                     --------    --------
Minimum lease payments receivable    $301,988    $342,131
Unguaranteed residual value           142,919     150,912
                                     --------    --------
                                      444,907     493,043

Less unearned income                  198,987     227,386
                                     --------    --------

                                     $245,920    $265,657
                                     ========    ========

       The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 1998 in ($000's):

                        Year ending
                        December 31,                   Amount
                        ------------                   ------
                           1999                      $  30,825
                           2000                         29,463
                           2001                         25,743
                           2002                         23,831
                           2003                         22,262
                           Thereafter                  169,864
                                                     ---------
                                                     $ 301,988
                                                     =========

         At December 31, 1998, approximately $172,281,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

5.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

       Real estate leased to others accounted for under the operating method is summarized as follows (in $000's):

                                     December 31,
                                 --------------------
                                   1998        1997
                                 --------    --------
Land                             $ 46,822    $ 44,433
Commercial buildings              127,262     113,471
                                 --------    --------
                                  174,084     157,904
Less accumulated depreciation      38,450      40,169
                                 --------    --------
                                 $135,634    $117,735
                                 ========    ========

       As of December 31, 1998, and 1997, accumulated depreciation on the hotel and resort operating properties (not included above) amounted to approximately $2,993,000 and $2,200,000, respectively (See Notes 9 and
       10).

       The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 1998 (in $000's):

                        Year ending
                        December 31,                   Amount
                        ------------                   ------
                           1999                      $ 11,949
                           2000                        10,716
                           2001                         9,443
                           2002                         8,527
                           2003                         7,341
                           Thereafter                  27,340
                                                     --------
                                                     $ 75,316
                                                     ========

       At December 31, 1998, approximately $82,837,000 of real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.


6.     MARKETABLE EQUITY SECURITIES

       a. In 1996, the Company purchased 3,121,700 shares of RJR Nabisco Holdings Corp. ("RJR") common stock at a cost of approximately $82,596,000 at an average cost per share of $26.46.

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

       b. In 1998, the Company purchased 6,426,100 shares of RJR Nabisco Holdings Corp. ("RJR") common stock at a cost of approximately $174,717,000, at an average cost per share of $27.19. As of December 31, 1998 the Company owns 6,426,100 shares of RJR, representing approximately 2.0% of the total outstanding RJR common shares. On December 31, 1998, the closing price of RJR common shares on the New York Stock Exchange was $29.69 representing a market value of approximately $190,775,000 and approximately 16.8% of the Company's total assets. Carl C. Icahn, the Chairman of the Board of the General Partner, owned (through affiliates) an additional 11,617,200 shares of RJR, as of December 31, 1998, representing approximately 3.6% of the total outstanding RJR common shares.

              The Company recorded "Dividend income" of approximately $2,219,000 for the year ended December 31, 1998 on the 6,426,100 shares of RJR purchased in 1998.

              Unrealized holding gains of approximately $16,058,000 were recorded as a separate component of Partners' Equity at December 31, 1998.

              Subsequent to December 31, 1998, the Company purchased 22,100 additional shares for approximately $611,000. As of March 18, 1999, Carl C. Icahn has purchased additional shares representing approximately 2.3% of the total outstanding RJR common shares.

7.     EQUITY INTEREST IN STRATOSPHERE CORPORATION

       In June, 1997 the Company invested approximately $42.8 million to purchase approximately $55 million face value of 14 1/4% First Mortgage Notes, due May 15, 2002, issued by the Stratosphere Corporation ("Stratosphere"), which had approximately $203 million of such notes outstanding. In July and September 1998, the Company invested approximately $17.9 million to purchase approximately $43.5 million face value of additional notes. An affiliate of the General Partner owned approximately $83.3 million face value of the Stratosphere First Mortgage Notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

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

       The Company, the General Partner, and the directors and officers of the General Partner are currently in the process of pursuing gaming applications to obtain licenses from the Nevada Gaming Authority. The Company understands that the application process may take a number of months. The Company has no reason to believe it will not obtain its necessary license; however, the licensing application of the affiliate of the General Partner was reviewed by the authorities earlier than the Company's application. In an effort to facilitate the consummation of the Stratosphere reorganization process, the Company entered into an agreement to transfer its interest (the "Transfer Agreement") in Stratosphere to an affiliate of the General Partner at a price equal to the Company's cost for such Stratosphere First Mortgage Notes. However, the affiliate of the General Partner would be obligated to sell back to the Company and the Company would be obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company. The Company believes there should be no problem for the Company to obtain its license, and thereupon such Stratosphere interests would be transferred back to the Company; however, in order to secure the Company, if such Stratosphere interests are not transferred back to the Company then any net gains (less such interest) from the subsequent sale by the affiliate of the General Partner of such Stratosphere interests previously held by the Company will be paid to the Company.

       In October 1998, the affiliate of the General Partner obtained its licenses and in accordance with the Transfer Agreement the Company received approximately $60.7 million for its Stratosphere interests. Stratosphere's Second Amended Plan of Reorganization became effective on October 14, 1998.

       Based on current hotel and casino operations' management believed the fair value of this investment to be $33,021,000 at December 31, 1997. As a result, the Company recorded a provision for loss on mortgages receivable of $9,790,000 in the year ended December 31, 1997.

       At December 31, 1998 the Company has an equity interest of approximately $48,969,000 and a corresponding liability of approximately $60,750,000 to reflect the Company's obligation to repurchase the Stratosphere First Mortgage Notes it previously held. A loss of approximately $89,000 offset by approximately $79,000 of accretion is included in "other income" in the year ended December 31, 1998.

       Condensed financial information for this investment at December 31, 1998 is shown below (in $000's).

                                                                       AREP's
                                                          Total        Share
                                                        ---------     --------
                          Current assets                $  26,179     $ 12,706
                          Noncurrent assets               129,367       62,790
                          Current liabilities              28,557       13,860
                          Noncurrent liabilities               95           46
                          Net equity                      126,894       61,590

                          Revenues                      $  30,586     $ 14,845
                          Costs and other deductions       30,770       14,934
                          Net loss                           (184)         (89)

       The difference between the Company's carrying value and its share of Stratosphere's net equity at date of reorganization is being accreted over a 40 year period.

8.     INVESTMENT IN LIMITED PARTNERSHIP UNITS

       a. In June 1996, the Company entered into an agreement with non-affiliated third parties and became a member of a limited liability company, Beattie Place LLC ("Beattie"). The purpose of Beattie is to acquire, hold, and ultimately dispose of limited partnership units in ten Balcor Limited Partnerships (the "Balcor Units") in connection with previously commenced tender offers. These Balcor limited partnerships own and operate commercial and multi-family real estate properties nationwide. The Company agreed to purchase a non-voting membership interest in Beattie of approximately 71.5%. Beattie purchased approximately 119,000 Balcor Units of which approximately 85,000 Balcor Units represent the Company's pro rata share. As of December 31, 1998, the Company has received distributions of approximately $2,906,000 in excess of its original investment of $9,834,000. Such distributions of approximately $430,000 and $2,476,000 have been recognized in "Dividend income" in the years ended December 31, 1998 and 1997, respectively. In addition, approximately $622,000 and $360,000 of income distributions were received and recorded in "Dividend income" for the years ended December 31, 1997 and 1996, respectively.

       b. In July 1996, the Company's subsidiary, American Real Estate Holdings Limited Partnership ("AREH") and an affiliate of the General Partner, Bayswater Realty and Capital Corp. ("Bayswater") became partners of Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. AREH and Bayswater have a 69.999% and 30% limited and general partner interest, respectively, and a wholly owned subsidiary of AREH has a .001% interest as a general partner of Boreas. AREH's total interests are 70%. Boreas together with unaffiliated third parties entered into an agreement and became limited partners of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of making a tender offer for up to 46% of the outstanding limited partnership and assignee interests ("Units") of Arvida/JMB Partners, L.P. ("Arvida") a real estate partnership. Boreas and an affiliated general partner had a total interest in Raleigh of 33 1/3%. In 1996, Boreas made capital contributions of approximately $17,650,000 to Raleigh representing, as of December 31, 1996, approximately 27,000 of the outstanding Units. In February 1997, Raleigh returned approximately $3,625,000, together with interest earned thereon of approximately $29,000, of excess capital contribution. In April 1997, an additional contribution of approximately $4,333,000 was made representing 8,000 additional units.

              Boreas received approximately $5,550,000 and $1,333,000 of income distributions, representing Arvida's cash flow distributions, which were recorded as "Dividend income" in the years ended December 31, 1998 and 1997, respectively.

              On May 15, 1998 Raleigh redeemed the 66 2/3% partnership interests of the unaffiliated third parties for approximately $27,703,000. The redemption was funded by Raleigh utilizing approximately $253,000 of its cash on hand and incurring the following debt obligations: (i) $10,000,000 loan from Ing (U.S.) Capital Corp. ("Ing"), bearing interest at prime plus 1 -1/2% ("Base Rate"), with a maturity date of May 14, 1999, and collateralized by the assets of Raleigh; (ii) $5,235,263 subordinated loan from Vegas Financial Corp., an affiliate of Carl C. Icahn, bearing interest at the Base Rate plus 1% and payable semi-annually, with a maturity date of November 15, 2000 and (iii) $12,215,614 subordinated loan from the Company under the same terms and conditions as (ii) above.

              On December 23, 1998, Raleigh sold all of its limited partnership interest in Arvida for approximately $47,697,000. All of the above outstanding loans were paid off along with accrued interest to the date of sale. The Company received approximately $14,004,000 of net sale proceeds. A gain of approximately $4,382,000 was recorded by the Company on the disposition of the units including distributions received in excess of the Company's investment.

              As of December 31, 1998, Boreas and Raleigh have been consolidated in the Company's financial statements. Included in the Consolidated Statements of Earnings for the year ended December 31, 1998 is approximately $416,000 of "Interest expense".

c. On March 12, 1998 the Company, through its affiliate Olympia Investors, L.P. ("Olympia"), initiated tender offers to purchase up to 160,000 units of limited partnership interest in Integrated Resources High Equity Partners Series 85 ("HEP 85") at a purchase price of $95 per unit, up to 235,000 units of High Equity Partners L.P. - Series 86 ("HEP 86") at a purchase price of $85 per unit and up to 148,000 units of High Equity Partners L.P. - Series 88 ("HEP 88") at a purchase price of $117 per unit (subsequently increased to $125.50 per unit). The offers expired on July 24, 1998.

              On September 17, 1998, the Company paid approximately $7.5 million to the tender agent for 30,842 units of HEP 85; 32,104 units of HEP 86; and 14,687 units of HEP 88. In January 1999, the Company paid an additional $108,240 for 290 units of HEP 85; 646 units of HEP 86; and 268 units of HEP 88.

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

              In December 1998 and January 1999, the Company received approximately $4,018,000 and $58,000, respectively, in payment of a total of 15,566 units of HEP 85; 16,375 units of HEP 86; and 7,478 units of HEP 88.

              As of December 31, 1998, the Company's investment in HEP 85, 86 and 88 limited partnership units totalled approximately $4,079,000.

       d. As of December 31, 1998, the Company has participated in four other tender offers for limited partnership units. The Company has invested approximately $1,490,000 in these partnerships as of December 31, 1998.

9.     MORTGAGES AND NOTES RECEIVABLE
       (in $000's)

                                                                Balance         Monthly             Balance at
Collateralized by Property           Interest      Maturity        at           Payment             December 31,
Tenanted by or Debtor                  Rate          Date       Maturity         Amount           1998       1997
---------------------                  ----          ----       --------         ------           ----       ----
Held for investment:

Hardee's Food Systems, Inc.    (l)     9.00% (a)     11/05      $   --                1  (a)    $   117    $    117

Bank of Virginia               (l)     9.00  (b)      1/06         848                1  (b)        365         359

Best Products Co., Inc.        (l)     9.00  (c)      9/01          --               --  (c)         --         173

Data 100 Corp.                 (l)     9.00          12/10          --   (d)         10              --          --
                                    11.6087          12/19          --   (d)         --              --          --

Easco Corp.                    (l)    8.875           2/98 (e)   3,587               27  (e)      3,468       3,481

Winchester Partnership         (l)     9.00          11/01          --               34           1,039       1,336

Queens Moat Houses,
   P.L. C. (Note receivable)   (f) Variable          12/00       9,839   (f)         --  (f)      4,944       5,600

Stratosphere Corp.             (g)    14.25           5/02          --   (g)         --  (g)         --      33,021

New Seabury Company, LP        (h)       --             --          --   (h)         --  (h)         --      15,883


Philip Services Corp.          (k) Variable           8/02                           --          35,240          --
                                                                                                -------    --------
                                                                                                 45,173      59,970
                                                                                                -------    --------
Available for sale:

Sands Hotel and Casino         (i)   10.875           1/04          --   (i)         --  (i)     11,190          --

Claridge Hotel and Casino
   Corp.                       (j)    11.75           2/02          --   (j)         --  (j)     11,250          --
                                                                                                -------    --------
                                                                                                 22,440          --
                                                                                                -------    --------
                                                                                                $67,613    $ 59,970
                                                                                                =======    ========

(a) 5.75% is paid currently and 3.25% is deferred. The principal and deferred interest is payable in monthly installments from March 1999 until November 2005.

(b)      4.5% is paid currently and 4.5% is deferred until maturity.

(c)      Payments are $54,276 through September 1, 2001.

(d) In August 1997, the outstanding principal balance of the notes was paid off and a gain of approximately $950,000 was realized in the year ended December 31, 1997.

(e) As of January 31, 1999, the purchase money mortgage was amended. The maturity date was extended to February 2000 under similar terms.

(f) On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. Interest accrued from July 1, 1995 to June 30, 1996, in the approximate amount of $622,000, has been capitalized into the note receivable in accordance with the terms of the Facility Agreement. Subsequent to June 30, 1996 interest periods and payments can vary from one month to two, three or six months at the discretion of the borrower. There are scheduled payments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold. During the years ended December 31, 1998, 1997 and 1996, these repayments totalled approximately $1,443,000, $2,165,000 and $419,000, respectively.

         The discount at acquisition date is being amortized over the term of the Facility Agreement. For the years ended December 31, 1998, 1997 and 1996, approximately $691,000, $1,015,000 and $619,000 of discount was amortized including $371,000, $626,000 and $122,000 as a result of repayments, respectively. In accordance with accounting policy, foreign exchange gains and losses will be recorded each quarter based on the prevailing exchange rates at each balance sheet date. A foreign exchange gain of approximately $50,000 was recognized and included in "Other income" in the year ended December 31, 1998 and foreign exchange losses of approximately $979,000 and $253,000 have been recognized and are included in "Other income" for the years ended December 31, 1997 and 1996, respectively.

(g)      See Note 7

(h) On August 18, 1997, a wholly-owned subsidiary of the Company acquired five notes and mortgages for approximately $10,745,000 with an aggregate face amount of approximately $14,340,000, excluding accrued and unpaid interest and penalties owed by the borrower and estimated to total approximately an additional $8,200,000. The notes were secured by certain real property belonging to the borrower, New Seabury Company Limited Partnership ("New Seabury"). The loans were non-performing and the debtor had filed a Chapter 11 petition for relief in the United States Bankruptcy Court, District of Massachusetts. The properties are part of a master planned community situated in the town of Mashpee located on Cape Cod in Massachusetts. Subsequent to the closing, the Company received approximately $115,000 in cash flow from property operations from a portion of the underlying collateral which was applied to the Company's investment.

         On September 26, 1997, a wholly-owned subsidiary of the Company acquired four additional notes and mortgages for a purchase price of approximately $5,000,000 with an outstanding principal balance of approximately $8,320,000, excluding accrued and unpaid interest and penalties owed by the borrower and estimated to total approximately an additional $3,000,000 to $4,000,000. The notes were secured by certain real property belonging to the borrower, New Seabury. The loans also were non-performing and subject to the debtor's Chapter 11 proceeding. The properties are part of a master planned community situated in the Town of Mashpee located in Cape Cod in Massachusetts.

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

         Total costs of approximately $28 million have been classified as follows: approximately $17.4 million as "Hotel and resort properties", $8.9 million as "Development property" and $1.7 million as "Other assets" on the Consolidated Balance Sheet. Resort operations for the period August 1 to December 31, 1998 have been included in the "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating income" less "hotel and resort operating expenses") totalled approximately $841,000 for the year ended December 31, 1998. Hotel and resort operating expenses include all expenses except for approximately $216,000 of depreciation and amortization and $273,000 of interest expense for the year ended December 31, 1998. These amounts are included in their respective captions in the Consolidated Statements of Earnings. In addition, approximately $35,000 of interest income was recorded in the year ended December 31, 1998.

         Resort operations are highly seasonal in nature with peak activity occurring from June to September.

(i) In 1998, the Company acquired an interest in the Sands Hotel and Casino (the "Sands) located in Atlantic City, New Jersey by purchasing the principal amount of approximately $18.7 million of First Mortgage Notes ("Notes") issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $15.1 million. An affiliate of the General Partner also has an investment in Notes of GB Property. $185 million of such Notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

         Greate Bay owns and operates the Sands, a destination resort complex, containing a 76,000 square foot casino and 532 hotel rooms and other amenities. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

         The Company has classified the GB Property Notes as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At December 31, 1998 unrealized holding losses of $3,935,000 are reflected in Partners' Equity.

(j) In January 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. $85 million of such notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. In August 1998, the Company received the semi-annual interest payment. The February 1, 1999 payment was postponed until March 2, 1999 when it was paid.

         The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex, containing a 59,000 square foot casino on three levels and 502 hotel rooms and other attractions.

         The Company has classified the Claridge Corporation Note as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At December 31, 1998 unrealized holding losses of $2,850,000 are reflected in Partners' Equity.

(k) In 1998, the Company purchased approximately $78.2 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. ("Philips") for approximately $35.2 million. In addition, an affiliate of Icahn purchased $35.7 million of senior debt of Philips and also owns common shares of Philips. Philips is a Canadian-based company in the waste recovery business and its shares are listed on the New York Stock Exchange.

                  In 1999, the Company purchased an additional $10.2 million of Philips debt for approximately $4.4 million.

         (l) The Company has generally not recognized any profit in connection with the property sales in which the above purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received since profit recognition was not allowed under generally accepted accounting principles at the time of sale.


10.      SIGNIFICANT PROPERTY TRANSACTIONS

         Information on significant property transactions during the three-year period ended December 31, 1998 is as follows:

         a. On July 14, 1992, Integra, a Hotel and Restaurant Company, which leased two hotel properties located in Miami, Florida and Phoenix, Arizona filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant's petition, previously filed with the Bankruptcy Court, to reject the aforementioned leases, was approved on August 7, 1992, and the Company assumed operation of the properties on that date.

                  At December 31, 1998, the property located in Miami Florida has a carrying value of approximately $4,842,000 and is unencumbered by any mortgages. This property is subject to a ground lease.

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

                  The Company entered into a management agreement for the operation of the hotels with a national management organization. Since August 7, 1992, the hotels have been included in Hotel and Resort Operating Properties and their revenues and expenses separately disclosed in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating revenues" less "hotel and resort operating expenses") totalled approximately $271,000, $1,110,000 and $2,382,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Hotel and resort operating expenses include all expenses except for approximately $577,000, $527,000 and $933,000 of depreciation for the years ended December 31, 1998, 1997 and 1996, respectively, and $0, $83,000 and $335,000 of interest expense for the years ended December 31, 1998, 1997, and 1996, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings.

         b. On June 17, 1993, the Company purchased two non-performing mortgage loans for a combined price of $13,000,000. Each loan was collateralized by a residential apartment complex located in Lexington, Kentucky. The face value of the non-performing loans was approximately $21,188,000. The Company foreclosed on the above loans in October, 1993 and February 1994.

                  On September 17, 1996, the Company sold the two apartment complexes for $20,325,000. First mortgages with principal balances outstanding of approximately $9,800,000 were repaid at closing. As a result, the Company recognized a gain on the sale of these properties of approximately $6,723,000 in the year ended December 31, 1996.

         c. The Company entered into two joint ventures in June 1994 with unaffiliated co-venturers for the purpose of developing luxury garden apartment complexes. The Alabama joint venture has been consolidated in the accompanying financial statements. The North Carolina joint venture sold its property in December 1996 at a gain of approximately $4.9 million.

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

         e. On January 11, 1996, Forte Hotels, Inc. ("Forte") a/k/a Travelodge, a tenant in a property owned by the Company entered into a Lease Termination and Mutual Release Agreement ("Agreement") which required Forte to pay the Company $2,800,000.

                  As a result of the above settlement the Company recognized "Other income" of approximately $2,700,000, net of related costs, in the year ended December 31, 1996. In January 1997, the Company sold this property for approximately $2,165,000, net of closing costs. A gain of approximately $1,403,000 was recorded in the year ended December 31, 1997.

         f. On May 10, 1996, the Company sold a property in Miami, Florida that was tenanted by the Cordis Corporation. The Company permitted an early exercise by the tenant of its purchase option as the Company believed the option price to be above the market price. The selling price for the property was $24,310,000. First and second mortgages with principal balances outstanding of approximately $14,416,000 were repaid at closing. In addition, closing costs of approximately $228,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $4,659,000.

                  In connection with the early extinguishment of the outstanding mortgage balances, the Company paid approximately $522,000 in prepayment penalties which were included in interest expense in the 1996 consolidated statement of operations.

         g. On July 24, 1996, the Company entered into a gross lease with AT&T Corp. for its Atlanta office building formerly leased to Days Inn of America, Inc. The initial term of the lease was for five years at $1,478,923 per annum plus operating expense escalations with two five-year renewal periods. The renewal rent was the initial term rent plus 50% of the increase in the Consumer Price Index. Tenant improvements, allowances and commissions incurred in connection with this lease were approximately $2,500,000. The lease commenced on November 25, 1996.

                  On May 21, 1998, the Company sold this property for a selling price of $8,600,000. As a result, the Company recognized a gain of approximately $1,260,000 in the year ended December 31, 1998.

         h. On July 29, 1996, the Company sold a property in Woodbury, NY that was tenanted by Pioneer Standard Electronics, Inc. The selling price was $2,000,000 and the Company recognized a gain of approximately $1,040,000 in the year ended December 31, 1996.

         i. On August 15, 1996, the Company sold a property in Philadelphia, Pennsylvania that was tenanted by A&P and Ginos. The selling price for the property was $3,500,000. A first mortgage with a principal balance outstanding of approximately $301,000 was repaid at closing. In addition, closing costs of approximately $194,000 were incurred. As a result, the Company recognized a gain on the sale of this property of approximately $2,198,000.

         j. On September 30, 1996, the Company sold a property in Southfield, Michigan that was tenanted by the Penske Corporation. The selling price for the property was $4,700,000 and the Company recognized a gain on the sale of this property of approximately $3,253,000.

         k. On January 7, 1997, the Company sold three properties tenanted by Federal Realty Investment Trust ("FRIT") for a total selling price of approximately $9,363,000. Two first mortgages with principal balances outstanding of approximately $878,000 were repaid at closing. In addition, closing costs of approximately $40,000 were incurred. As a result, the Company recognized a gain of approximately $1,778,000.

                  In addition, on January 7, 1997, FRIT made a loan to the Company in the approximate amount of $8,759,000 secured by a fourth property tenanted by FRIT located in Broomal, PA. Concurrently with this loan, the Company granted and FRIT exercised an option to purchase the Broomal property with a closing to occur on or about June 30, 1998. The purchase price was the unpaid balance of the mortgage loan of approximately $8,500,000 at the closing date. The nonrecourse mortgage loan had an interest rate of 8% per annum and required monthly debt service payments of approximately $72,000. This property was sold in July 1998 and a gain of approximately $2.7 million was recorded in the year ended December 31, 1998.

         l. On June 30, 1997, the Company acquired two adjacent medical office buildings located in Nashville, Tennessee, both of which are net leased to Baptist Hospitals, Inc. ("Baptist"). The total purchase price was approximately $34,616,000, which included the assumption of existing mortgages on each building totaling approximately $31,666,000.

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

         m. On September 26, 1997 the Company purchased a retail property located in Schaumburg, Illinois for approximately $9,138,000 cash. The completed building, which is approximately 100,000 square feet, is tenanted by Bed Bath & Beyond, Inc., and Golfsmith International, Inc.

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

                  In April 1998, the Company executed a new mortgage loan and obtained funding in the principal amount of $7,150,000. The loan bears interest of 7.25% per annum and matures May 10, 2008, at which time the remaining principal balance of approximately $6,183,000 will be due. Annual debt service is approximately $585,000.

         n. On December 12, 1997, the Company sold the property tenanted by Hancock Bank located in Baton Rouge, Louisiana. The selling price was $5,075,000. As a result, the Company recognized a gain of approximately $1,345,000.

         o. In December 1997, the Company purchased for approximately $19 million, two multi-tenant industrial buildings, located in Hebron, Kentucky. Net rental income is approximately $1.75 million per annum. The Company obtained a mortgage of approximately $12.4 million in 1998. See Note 11b.

         p. On February 19, 1998, the Company sold a property located in Palo Alto, California to its tenant, Lockheed Missile and Space Company, Inc. for a selling price of approximately $9,400,000. As a result, the Company recognized a gain of approximately $4,130,000 in the year ended December 31, 1998.

         q. On August 5, 1998, the Company purchased an industrial building located in Hebron, Kentucky. The property is net leased to United Parcel Service ("UPS"). The purchase price was $21,080,000 which included the simultaneous funding of a mortgage for $19,480,000. See Note 11c for details on the mortgage.

                  The lease term, which commenced on June 1, 1998, is for an initial term of ten years at $1,861,240 per year for the first five years and $2,138,304 per year in years six to ten. There are three five year renewal periods at increased rentals.

         r. In August 1998, the Company purchased a manufacturing facility located in Germantown, Wisconsin. The property is net leased to Stone Container Corporation. The purchase price was $9,025,000 cash. The lease term, which commenced May 1, 1998, is for eleven years at approximately $807,150 per year increasing 2% annually. There is one five year renewal period at approximately $1,013,429 per year increasing 3% annually.

11.      MORTGAGES PAYABLE

         At December 31, 1998, mortgages payable, all of which are nonrecourse to the Company, are summarized as follows (in $000's):

                                                           Annual                  Balance at
                                                          Principal                December 31
                Range of             Range of                and             ---------------------
             Interest Rates         Maturities         Interest Payment         1998       1997
            ----------------    -------------------    ----------------      ---------   ---------
             7.080% -  8.790%   06/30/99 - 04/30/28        $ 15,839          $ 135,131   $ 104,737
             9.000  - 10.750    11/01/99   12/13/13           6,704             38,428      51,132
            11.500  - 12.000       --         --               --                 --           564
                                                           --------          ---------   ---------
                                                           $ 22,543          $ 173,559   $ 156,433
                                                           ========          =========   =========

       The following is a summary of the anticipated future principal payments of the mortgages:

                 Year ending
                 December 31,                   Amount
                ------------                  ---------
                     1999                     $  14,413
                     2000                        20,234
                     2001                         8,670
                     2002                         7,057
                     2003                         7,344
                 2004 - 2008                     71,757
                 2009 - 2013                     16,172
                 2014 - 2018                     17,051
                 2019 - 2023                      6,172
                 2024 - 2028                      4,689
                                              ---------
                                              $ 173,559
                                              =========

         a. In December 1997, the Company executed a new mortgage loan and obtained funding in the principal amount of $46.3 million, which is secured by a mortgage on a three building office/retail/conference center complex net leased by the Company to a subsidiary of Portland General Electric Corporation ("PGE") in Portland, Oregon, the complex contains approximately 800,000 square feet on approximately 2.7 acres. The loan replaces an existing mortgage loan on the complex with an outstanding principal balance of approximately $24.2 million, bearing interest at 8.5% and maturing in 2002.

                  The interest rate on the new mortgage loan is 7.51%. The entire net annual rent payable by PGE of approximately $5,137,000 will be applied by the Company towards the debt service on the loan. The new loan has a maturity date of September 2008, at which time the remaining principal payment of approximately $20 million will be due from the Company. Debt placement costs of approximately $808,000 were incurred.

         b. On March 31, 1998, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $12.4 million, which is secured by a mortgage on two multi-tenant industrial buildings located in Hebron, Kentucky acquired in December of 1997. The loan bears interest at 7.21% per annum and matures July 15, 2008, at which time the remaining principal balance of approximately $10.8 million will be due. Annual debt service is approximately $1,027,000.

         c. On August 5, 1998, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $19.5 million, which is secured by a mortgage on one industrial building tenanted by United Parcel Service, located in Hebron, Kentucky. The loan bears interest at 7.08% per annum and matures July 15, 2008, at which time the remaining principal balance of approximately $15.4 million will be due. Annual debt service is approximately $1,664,000.


12.      SENIOR INDEBTEDNESS

         On May 27, 1988, the Company closed a $50,000,000, 10-year senior unsecured debt financing. The notes had an interest rate of 9.6%, payable semiannually, 2% of which was deferred and added to the principal at the Company's option during the first five years. In May 1996 and 1997, the Company repaid approximately $11,308,000 each year of the outstanding principal balance of the notes. The Company made its final principal repayment of approximately $11,308,000 on the final payment date of May 27, 1998.


13.      RIGHTS OFFERINGS

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

         On March 31, 1998, the Company distributed 365,553 units to holders of record as of March 13, 1998. As of December 31, 1998, 7,676,607 Preferred Units are issued and outstanding.

         As of December 31, 1998, High Coast owns 6,642,065 Preferred Units and 31,515,044 Depositary Units.

14.      TENDER OFFER

         On November 20, 1998, affiliates of Icahn made an offer to purchase up to 10,000,000 of the outstanding Depository Units at a purchase price of $10.50 per Depositary Unit, net to the seller in cash, without interest (the "1998 Tender Offer"). As a result, Leyton LLC, an affiliate of Icahn, purchased 6,568,165 Depository Units.

         As of December 31, 1998, Icahn affiliates own 38,083,209 Depository Units.


15. RECONCILIATION OF NET EARNINGS PER FINANCIAL STATEMENTS TO TAX REPORTING (in $000's)


                                                  1998            1997            1996
                                                --------        --------        --------
Net earnings per financial statements           $ 70,638        $ 75,384        $ 57,822

Minimum lease payments received,
    net of income earned on leases
    accounted for under the financing
    method                                         7,887           7,683           7,314

Gain on real estate transactions and sale
    of limited partnership interests for
    tax purposes (lesser than)/greater than
    that for financial statement purposes         (3,527)         (5,594)          8,867

Provision for loss for financial
    statement purposes                             1,180          10,875             935

Difference attributed to joint
    ventures and minority interest                  (209)            (46)           (143)

Difference between expense accruals,
    net of income accruals, at
    beginning of year and end of year             (4,872)         (2,094)            807

Depreciation and amortization for
    tax purposes in excess of that for
    financial statement purposes due
    to leases accounted for under the
    financing method                              (4,852)         (4,464)         (5,215)

Other                                                (26)            (26)            (26)
                                                --------        --------        --------
Taxable income                                  $ 66,219        $ 81,718        $ 70,361
                                                ========        ========        ========

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)
       (IN $ THOUSANDS, EXCEPT PER UNIT DATA)

                                                                   Three Months Ended
                                                 -------------------------------------------------------
                                                         March 31,                      June 30,
                                                 ------------------------       ------------------------
                                                   1998            1997           1998            1997
                                                 --------        --------       --------        --------
Revenues                                         $ 21,356        $ 17,299       $ 21,319        $ 15,523
                                                 ========        ========       ========        ========

Earnings before property and securities
   transactions                                  $ 13,902        $  8,605       $ 14,100        $  8,369
Gains on property transactions                      4,550           2,957          2,527           7,967
Gain (loss) on sale of marketable
   equity securities                                 --            29,227           --               (39)
Provision for loss on real estate                    (452)           --             (150)           (362)
                                                 --------        --------       --------        --------

Net earnings                                     $ 18,000        $ 40,789       $ 16,477        $ 15,935
                                                 ========        ========       ========        ========

Net earnings per limited partnership unit:
   Basic earnings                                $    .36        $   1.55       $    .33        $    .61
                                                 ========        ========       ========        ========
   Diluted earnings                              $    .33        $   1.43       $    .30        $    .57
                                                 ========        ========       ========        ========



                                                                      Three Months Ended
                                                    -------------------------------------------------------
                                                         September 30,                   December 31,
                                                      1998           1997            1998            1997
                                                    --------       --------        --------        --------
Revenues                                            $ 27,044       $ 16,054        $ 23,587        $ 22,042
                                                    ========       ========        ========        ========
Earnings before property and securities
   transactions                                     $ 18,251       $  8,894        $ 12,118        $ 15,152

Gain (loss) on property transactions                   2,683          2,364            (695)          2,764

Gain on sale of limited partnership interests           --             --             4,382            --
Provision for loss on mortgages receivable              --             --              --            (9,790)
Provision for loss on real estate                       --             (343)           (578)           (380)
                                                    --------       --------        --------        --------

Net earnings                                        $ 20,934       $ 10,915        $ 15,227        $  7,746
                                                    ========       ========        ========        ========

Net earnings per limited partnership unit:
Basic earnings                                      $    .42       $    .36        $    .30        $    .14
                                                    ========       ========        ========        ========

Diluted earnings                                    $    .38       $    .36        $    .27        $    .14
                                                    ========       ========        ========        ========

         Net earnings per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

17.      COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

         Comprehensive income for the years ended December 31, 1998 and 1997 is as follows (in $ thousands):

                                                               1998           1997            1996
                                                             --------       --------        --------
Net Income                                                    $70,638       $ 75,384         $57,822
Net unrealized gains on securities available for sale           9,273           --            23,548
Realized gains previously reported in partner's equity           --          (23,548)           --
                                                             --------       --------        --------

                                                              $79,911       $ 51,836         $81,370
                                                             ========       ========        ========


18.      SEGMENTED REPORTING

         The Company is engaged in four operating segments consisting of the ownership and operation of (i) rental real estate (ii) hotel and resort operating properties (iii) property development, and (iv) investment in securities including investment in other limited partnerships and marketable equity securities. The Company's reportable segments offer different services and require different operating strategies and management expertise.

         Non-segment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. Non-segment assets to reconcile to total assets includes investment in treasury bills, cash and cash equivalents, investment in Stratosphere Corporation for 1998, receivables and other assets, and debt placement costs.

         The accounting policies of the segments are the same as those described in Note 2.

         The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations is not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

         The revenues, net earnings, and assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the year ended and as of December 31, 1998, 1997 and 1996 (in $000's).

Revenues:                                   1998             1997             1996
                                          -------          -------          -------
Rental real estate                        $42,633          $41,763          $46,072
Hotel & resort operating properties         8,758            6,098           10,043
Other investments                          14,714            7,405            4,462
                                          -------          -------          -------

             Sub-total                     66,105           55,266           60,577

Reconciling items                          27,201(1)        15,652(1)        11,197
                                          -------          -------          -------

             Total revenues               $93,306          $70,918          $71,774
                                          =======          =======          =======

       (1) Primarily interest income on T-bills and other short-term investments and other income.

Net earnings:                                         1998            1997            1996
                                                    --------        --------        --------
Segment earnings:
Rental real estate                                  $ 39,984        $ 38,306        $ 41,661
Hotel and resort operating properties                  1,113           1,146           2,382
Other investments                                     14,714           7,405           4,462
                                                    --------        --------        --------

         Total segment earnings                       55,811          46,857          48,505

Interest income                                       25,180          15,198           8,045
Interest expense                                     (15,910)        (13,189)        (16,843)
Other income                                           2,021             454           3,152
General and administrative expenses                   (3,808)         (3,188)         (2,939)
Depreciation and amortization                         (4,923)         (5,112)         (5,680)
                                                    --------        --------        --------

         Earnings before property
             and securities transactions              58,371          41,020          34,240

Gain on sales and disposition of
     real estate                                       9,065          16,051          24,517
Gain on sale of limited partnership interests          4,382            --              --
Provision for loss on real estate                     (1,180)         (1,085)           (935)
Provision for loss on mortgages receivable              --            (9,790)           --
Gain on sale of marketable equity securities            --            29,188            --
General partner's share                               (1,406)         (1,500)         (1,151)
                                                    --------        --------        --------

Net earnings-limited partner unitholders            $ 69,232        $ 73,884        $ 56,671
                                                    ========        ========        ========

Assets:                                              1998             1997             1996
                                                  ----------       ----------       ----------
Rental real estate                                $  381,554       $  383,392       $  353,324
Development properties                                12,830            3,860            3,860
Hotel and resort operating properties                 22,037            5,002           12,955
Other investments                                    263,957           82,940          151,346
                                                  ----------       ----------       ----------
                                                     680,378          475,194          521,485

Reconciling items                                    455,537          516,036          119,825
                                                  ----------       ----------       ----------

         Total                                    $1,135,915       $  991,230       $  641,310
                                                  ==========       ==========       ==========

Real estate investment capital expenditures:

Acquisitions:
Rental real estate                                $   30,218       $   63,064       $      103
Development properties                                 8,970             --               --
Hotel and resort operating properties                 17,444             --               --
                                                  ----------       ----------       ----------

                                                  $   56,632       $   63,064       $      103
                                                  ==========       ==========       ==========

Developments:
Rental real estate                                $      112       $    1,480       $    6,996
Development properties                                   542              568            1,597
Hotel and resort operating properties                    384              357              526
                                                  ----------       ----------       ----------

                                                  $    1,038       $    2,405       $    9,119
                                                  ==========       ==========       ==========


19.      COMMITMENTS AND CONTINGENCIES

         a. On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of prepetition rent. In January 1999, Caldor announced it would liquidate its holding and close its stores. The tenant has not yet determined whether it will exercise its right to reject or affirm the leases, which will require an order of the Bankruptcy Court. At December 31, 1998, the property has a carrying value of approximately $1,798,000 and is unencumbered by any mortgage.

         b. On November 18, 1998, Ruth Ellen Miller filed a Class Action Complaint bearing the caption Ruth Ellen, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kinglsey, Mark
                  H. Rachesky, William A. Leidesdorf, Jack G.

                  Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC) (the "Complaint"). The Complaint purports to state claims on behalf of a putative class of all holders of Depositary Units sounding in breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, injunction and breach of the Partnership Agreement. As of March 23, 1999, the complaint has not yet been served on any of the defendants.

                  Plaintiff alleges that all defendants, in breach of their fiduciary duties to the Company, have caused the Company to engage in self-dealing or self-interested transactions which inure to the benefit of defendants. Plaintiff's claims are alleged to arise out of two transactions: the February 1995 Rights Offering effectuated pursuant to a purportedly false and misleading prospectus; and Icahn's alleged use of his voting control to change the business purpose of the Company by amending the Partnership Agreement to permit the Company to make "non-real estate related investment," including investments in entities owned or controlled by Icahn.

                  The Complaint seeks to have Ms. Miller appointed as class representative and that the putative class be certified. The Complaint also seeks an unspecified amount in damages and injunctive relief: (i) dissolving the Partnership; (ii) enjoining API from continuing to act as general partner of the Partnership; (iii) enjoining the Partnership from engaging in any transaction in which Icahn has either a direct or indirect interest, absent an affirmative vote of a majority of the outstanding Depositary Units held by the putative class; and
                  (iv) ordering API to exercise its fiduciary obligations. Further, the plaintiff seeks to enjoin the Company from engaging in any transactions in which Icahn has either a direct or indirect interest absent an affirmative vote by a majority of the outstanding Depositary Units held by the class, as well as damages resulting from the alleged breach of the partnership agreement for an unquantified amount. The Complaint also seeks costs and attorneys' fees. Management believes plaintiff's claims are without merit and intends to vigorously defend against them.

                  On or about September 9, 1997, two limited partners in the Company brought a derivative action against the Company, the General Partner, its directors and one of its officers, alleging breach of fiduciary duties by the defendants in connection with, inter alia, the Company's investments in Arvida and Stratosphere, Amanda & Kimberly Kahn v. Carl C. Icahn, et al., C.A. No. 15916 (Del. Ch.). Plaintiff's claimed that defendant Icahn improperly diverted opportunities to participate in these investments from the Company to himself. Plaintiffs sought damages arising from these alleged breaches of fiduciary duty, attorney's fees and other relief. On November 12, 1998, the Court of Chancery of the State of Delaware granted the defendants' motion to dismiss all of plaintiffs' claims against the defendants. Plaintiffs served a notice of appeal upon defendants on December 11, 1998. On March 11, 1999, the Company received a copy of plaintiffs' opening brief. The Company believes that the plaintiffs' appeal has no merit and it intends to vigorously oppose this appeal.

20.      PROPERTY HELD FOR SALE

         At December 31, 1998, the Company owned seven properties that were being actively marketed for sale. The aggregate value of the properties is estimated to be approximately $3,893,000 after incurring a provision for loss on real estate in the amount of $657,000 in the year ended December 31, 1998.

         At December 31, 1997, the Company owned seven properties that were being actively marketed for sale. The aggregate value of the properties was estimated to be approximately $4,164, 000 after incurring a provision for loss on real estate in the amount of $240,000 in the year ended December 31, 1997. At December 31, 1996, the aggregate value of twelve properties was estimated to be approximately $3,698,000 after incurring a provision for loss on real estate in the amount of $275,000 in 1996.


21.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and Cash Equivalents, Investment in Treasury Bills, Receivables, Mortgages Payable and Accounts Payable, Accrued Expenses and Other Liabilities

         The carrying amount of cash and cash equivalents, investment in treasury bills, receivables, mortgages payable and accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value.

         Mortgages and Notes Receivable

         The fair values of the mortgages and notes receivable past due, in process of foreclosure, or for which foreclosure proceedings are pending, are based on the discounted cash flows of the underlying lease except for the Sands Hotel and Casino notes which are valued at quoted market prices. The fair values of the mortgages and notes receivable satisfied after year end are based on the amount of the net proceeds received.

         The fair values of the mortgages and notes receivable which are current are based on the discounted cash flows of their respective payment streams except for the Claridge Corporation notes which are valued at quoted market prices.

       The approximate estimated fair values of the mortgages receivable held as of December 31, 1998 are summarized as follows (in 000's):

                                    At December 31, 1998
                                 -------------------------
Collateralized by                   Net         Estimated
Property Tenanted by or debtor   Investment     Fair Value
------------------------------   ----------     ----------
Hardee's Food Systems, Inc.       $    15       $   197
Bank of Virginia                      366           505
Easco Corp.                           903         3,450
Winchester Partnership              1,039         1,049
Philip Services Corp.              35,240        35,240
Sands Hotel and Casino             11,190        11,190
Claridge Hotel and Casino Corp.    11,250        11,250

                                   At December 31, 1997
                                 -------------------------
Collateralized by                   Net         Estimated
Property Tenanted by or debtor   Investment     Fair Value
------------------------------   ----------     ----------
Hardee's Food Systems, Inc.       $    15       $   187
Bank of Virginia                      359           474
Best Products Co., Inc.               173           169
Easco Corp.                           916         3,450
Winchester Partnership              1,336         1,336
Stratosphere Corporation           33,021        33,021
New Seabury Company, L.P.          15,883        17,240

The net investment at December 31, 1998 and 1997 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

Marketable Equity Securities
----------------------------
Marketable equity securities available for sale are carried at fair market value.

Equity Interest in Stratosphere Corporation
-------------------------------------------
The equity interest in Stratosphere Corporation whose fair value and carrying value at December 31, 1998 is $48,969,000 is valued using the equity method.

         Senior Indebtedness

         The approximate fair value and carrying value of the Company's senior indebtedness at December 31, 1997 was $11,756,000 and $11,308,000,
         respectively. The estimated fair value was based on the amount of future cash flows associated with the instrument discounted using the rate at which the Company believed it could replace the senior indebtedness.

         Limitations

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


22.      DISTRIBUTIONS PAYABLE

         Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interest in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P. In the year ended December 31, 1997, approximately $1,020,000 of distributions due to non-consents was paid to certain states pursuant to local escheatment laws.


23.      REPURCHASE OF DEPOSITARY UNITS

         In October 1998, the Company repurchased 100,000 Depositary Units at a cost of $737,500. The Company had previously been authorized to repurchase up to 1,250,000 Depositary Units. As of December 31, 1998, the Company had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000.


24.      SUBSEQUENT EVENTS

         Pursuant to the terms of the Preferred Units, on February 23, 1999, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable March 31, 1999 to holders of record as of March 15, 1999.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10.          Directors and Executive Officers of AREP.

         The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

Name                                             Age                             Office
----                                             ---                             ------
Carl C. Icahn                                     63                             Chairman of the Board

William A. Leidesdorf                             53                             Director

Jack G. Wasserman                                 62                             Director

John P. Saldarelli                                57                             Vice President, Secretary and
                                                                                 Treasurer

         Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He is also President and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a Delaware corporation ("SHC") and Chairman of the Board and a Director of various of SHC's subsidiaries, including ACF Industries, Inc., a New Jersey corporation ("ACF"). SHC is primarily engaged in the business of holding, either directly or through subsidiaries, a majority of the common stock of ACF and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. In 1979, Mr. Icahn acquired control and presently serves as Chairman of the Board of Directors of Bayswater Realty & Capital Corp., which is a real estate investment and development company. ACF, Icahn & Co., Inc. and Bayswater Realty & Capital Corp. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. Mr. Icahn was Chief Executive Officer and Member of the Office of the Chairman of Trans World Airlines, Inc. ("TWA") from November 8, 1988 to January 8, 1993; Chairman of the Board of Directors of TWA from January 3, 1986 to January 8, 1993 and Director of TWA from September 27, 1985 to January 8, 1993. Mr. Icahn also serves as a director of Cadus Pharmaceutical Corporation, a public biotechnology company. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations which invest in publicly traded securities. In October 1998, Mr. Icahn was appointed Chairman of the Board of Stratosphere.

         William A. Leidesdorf has served as Director of the General Partner since March 26, 1991. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance National Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. From January 1, 1994 through April 1995, Mr. Leidesdorf was Managing Director of RFG Financial, Inc., a commercial mortgage company. From September 30, 1991 to December 31, 1993, Mr. Leidesdorf was Senior Vice President of Palmieri Asset Management Group. From May 1, 1990 to September 30, 1991, Mr. Leidesdorf was Senior Vice President of Lowe Associates, Inc., a real estate development company, where he was involved in the acquisition of real estate and the asset management workout and disposition of business areas. He also acted as the Northeast Regional Director for Lowe Associates, Inc. From June 1985 to January 30, 1990, Mr. Leidesdorf was Senior Vice President and stockholder of Eastdil Realty, Inc., a real estate company, where he was involved in the asset management workout, disposition of business and financing areas. During the interim period from January 30, 1990 through May 1, 1990, Mr. Leidesdorf was an independent contractor for Eastdil Realty, Inc. on real estate matters.


                                     III-1

         Jack G. Wasserman has served as a Director of the General Partner since December 3, 1993. Mr. Wasserman is an attorney and a member of the New York State Bar and has been with the New York based law firm of Wasserman, Schneider & Babb since 1966, where he is currently a senior partner. Mr. Wasserman also serves as a director of Cadus Pharmaceutical Corporation, a public biotechnology company. In addition, in 1998 Mr. Wasserman was appointed to the Board of Directors of National Energy Group, Inc., an independent energy company primarily engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas.

         John P. Saldarelli has served as Vice President, Secretary and Treasurer of the General Partner since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993 and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993, both of which are deemed to be directly or indirectly owned and, controlled by Carl C. Icahn. In Octobr 1998, Mr. Saldarelli was appointed to the Board of Directors of Stratosphere.

         William Leidesdorf and Jack G. Wasserman are on the Audit Committee of the Board of Directors of the General Partner.

         Alfred D. Kingsley resigned from the Board of Directors on February 18, 1999 effective immediately.

         Mr. Icahn served on the Board of Directors of TWA. On January 31, 1992, TWA filed a petition for bankruptcy in the U.S. Bankruptcy Court in Delaware, seeking reorganization under Chapter 11 of the Bankruptcy Code. In connection therewith, the Pension Benefit Guaranty Corporation asserted that there existed in the TWA defined benefit plans an underfunding deficiency, and that if the Plans were terminated, TWA and all members of the controlled group of which TWA was a member, including the General Partner, would be liable, jointly and severally, for approximately $1.2 billion. On January 8, 1993, TWA, the Pension Benefit Guaranty Corporation, Mr. Icahn and the members of the controlled group, among others, settled all claims and potential claims which they had against each other. See Item 12. "Security Ownership of Certain Beneficial Owners and Management."

         Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Directors who are not employed by AREP or certain affiliates, receive fees of $3,000 for attendance at each meeting of the Board of Directors. Mr. Kingsley, Mr. Leidesdorf and Mr. Wasserman each received $15,000 for attendance at such meetings in 1998. In addition, directors who are not employed by AREP or certain affiliates may receive additional fees for special meetings of or services rendered on behalf of the Audit Committee.

         Each of the executive officers of the General Partner performs services for other affiliates of the General Partner.

         There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

         If distributions (which are payable in kind) are not made to the holders of Preferred Units on any two Payment Dates (which need not be consecutive), the holders of more than 50% of all outstanding Preferred Units, including the General Partner and its affiliates, voting as a class, will be entitled to appoint two nominees for the Board of Directors of the General Partner. Holders of Preferred Units owning at least 10% of all outstanding Preferred Units, including the General Partner and its affiliates to the extent that they are holders of Preferred Units, may call a meeting of the holders of Preferred Units to elect such nominees. Once elected, the nominees will be appointed to the Board of Directors of the General Partner by Icahn. As directors, the nominees will, in addition to their other duties as directors, be specifically charged with reviewing all future distributions to the holders of the Preferred Units. Such additional directors shall serve until the full distributions accumulated on all outstanding Preferred Units have been declared and paid or set apart for payment. If and when all accumulated distributions on the Preferred Units have been declared and paid or set aside for payment in full, the holders of Preferred Units shall be divested of the special voting rights provided by the failure to pay such distributions,


                                     III-2
subject to revesting in the event of each and every subsequent default. Upon termination of such special voting rights attributable to all holders of Preferred Units with respect to payment of distributions, the term of office of each director nominated by the holders of Preferred Units (the "Preferred Unit Directors") pursuant to such special voting rights shall terminate and the number of directors constituting the entire Board of Directors shall be reduced by the number of Preferred Unit Directors. The holders of the Preferred Units have no other rights to participate in the management of AREP and are not entitled to vote on any matters submitted to a vote of the holders of Depositary Units.


Filing of Reports

         To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 1998.


Item 11.          Executive Compensation.(1)

         The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 1998, 1997 and 1996.(2)

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

         (a)                                                           (b)                           (c)
Name and Principal Position                                           Year                       Salary ($)
---------------------------                                           ----                       ----------
John P. Saldarelli(3)                                                 1998                          148,000
Vice President, Secretary and Treasurer                               1997                          136,000
                                                                      1996                          132,300

         In February 1993, AREP adopted a 401K plan pursuant to which AREP will make a matching contribution to an employee's individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.


Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management.

         On November 20, 1998, affiliates of Icahn (the "Purchaser") made an offer to purchase up to 10,000,000 of the outstanding Depositary Units at a purchase price of $10.50 per Depositary Unit, net to

--------------------
(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

(2) Carl C. Icahn, the Chief Executive Officer, received no compensation as such for the periods indicated. In addition, other than John P. Saldarelli, no other executive officer received compensation in excess of $100,000 from AREP for the applicable period.

(3) On March 18, 1991, Mr. Saldarelli was elected Vice President, Secretary and Treasurer of the General Partner. Mr. Saldarelli devotes substantially all of his time to the performance of services for AREP and the General Partner. The other executive officer and directors of the General Partner devote only a portion of their time to performance of services for AREP.

                                     III-3
the seller in cash, without interest (the "1998 Tender Offer"). As of March 1, 1999, affiliates of Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 38,083,209 Depositary Units, or approximately 82.6% of the outstanding Depositary Units, and 6,642,067 Preferred Units, or approximately 86.5% of the outstanding Preferred Units.

         The affirmative vote of Unitholders holding more than 75% of the total number of all Depositary Units then outstanding, including Depositary Units held by the General Partner and its affiliates, is required to remove the General Partner. Thus, since Icahn, through affiliates, holds approximately 82.6% of the Depositary Units outstanding, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including affiliates of Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, as affiliates of Icahn hold in excess of 50% of the Depositary Units outstanding, Icahn, through affiliates, will have effective control over such approval rights.

         The following table provides information, as of March 5, 1999, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.

                                         Beneficial                           Beneficial
Name of                                 Ownership of         Percent         Ownership of         Percent
Beneficial Owner                      Depositary Units      of Class       Preferred Units       of Class
----------------                      ----------------      --------       ---------------       --------
Carl C. Icahn(1)                         38,083,209             82.6%         6,642,067              86.5%
All directors and
executive officers
as a group (4 persons)                   38,083,209             82.6%         6,642,067              86.5%

         As described above, affiliates of Icahn hold 82.6% of the Depositary Units and 86.5% of the outstanding Preferred Units. Entities directly or indirectly owned by Icahn that are members of a controlled group for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and
Section 414 of the Internal Revenue Code of 1986, as amended (the "Code"), which in general terms includes entities in which there is at least 80% common ownership, may have joint and several responsibility for various benefits-related liabilities arising under ERISA and the Code. As a


--------------------
(1) Carl C. Icahn, through affiliates, is the beneficial owner of the 38,083,209 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 28,642 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary, but inclusive of the Depositary Units affiliates of Icahn acquired through the 1997 Offering and the 1998 Tender Offer. Furthermore, pursuant to a registration rights agreement entered into by affiliates of Icahn in connection with the 1997 Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by affiliates of Icahn.

                                     III-4
result of the more than 80% ownership interest in AREP of Icahn and his affiliates, AREP will be deemed to be included in the same controlled group that includes ACF and Pichin Corp. ("Pichin"), an affiliate of ACF (the "Controlled Group").

         ERISA and the Code require, among other things, that a contributing sponsor of a defined benefit pension plan make certain minimum funding contributions to fund the benefits that participants accrue under the pension plan and make the sponsor liable for any unfunded benefit liabilities that may exist at termination. As a member of the Controlled Group, AREP would be jointly and severally liable with the other members of the Controlled Group for such potential pension plan minimum funding and termination liabilities. In addition, upon the failure to make minimum funding contributions in excess of $1 million when due or pay termination liabilities after demand by the Pension Benefit Guaranty Corporation (the "PBGC"), liens in favor of the relevant pension plans or the PBGC, respectively, would attach to the assets of all members of the sponsor's controlled group.

         ACF and other members of the Controlled Group sponsor several pension plans (the "ACF Pension Plans") which (not including the "TWA Plans," as defined below) are underfunded in the aggregate by approximately $26 million on an ongoing actuarial basis and by approximately $91 million on a termination basis, in each case as most recently determined by the plans' actuaries. The liability upon plan termination could be more or less than this amount depending on future changes in promised benefits, investment returns, the assumptions used to calculate the liability and the outcome of any litigation relating to the amount of liability. As a member of the Controlled Group, AREP is jointly and severally liable for any failure of ACF or any other member of the Controlled Group to make minimum funding contributions or pay termination liabilities with respect to the ACF Pension Plans.

         Pursuant to a settlement entered into in 1993 by the PBGC and TWA (the "Settlement"), among others, in connection with the Chapter 11 bankruptcy case of TWA, as amended and revised to date, Pichin became the sponsor directly liable for minimum funding obligations of the pension plans for TWA employees (the "TWA Plans"), which TWA Plans had theretofore been frozen. As a member of the Controlled Group (which includes Pichin), AREP would be jointly and severally liable, together with all the other entities in the Controlled Group, for minimum funding obligations applicable with respect to the TWA Plans. However, under the Settlement, Pichin has the right to terminate the minimum funding obligations with respect to the TWA Plans by causing a termination of those plans. In the event of a termination of the TWA Plans, termination payments are limited under the Settlement to $30 million per year for eight years and the PBGC's recourse for those termination payments is limited to collateral pledged to secure those payments. Control over making minimum funding payments and the decision whether to seek termination of the TWA Plans is ultimately in the control of Icahn.

         The current underfunded status of the ACF Pension Plans and the TWA Plans requires ACF and Pichin to notify the PBGC of certain corporate transactions that are deemed to be "reportable events" under ERISA. Such reportable events include, among other things, any transaction which would result in a Controlled Group member's leaving the Controlled Group, and certain extraordinary dividends and stock redemptions. Thus, any transaction in which AREP would cease to be a member of the Controlled Group and certain extraordinary distributions and redemptions with respect to the Units would be among those that would have to be reported to the PBGC.

         Starfire Holding Corporation, a Delaware corporation ("Starfire"), which is directly 100% owned by Icahn, has undertaken to indemnify AREP from losses resulting from any imposition of termination or minimum funding liabilities on AREP or its assets. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on AREP, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million.


                                     III-5

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

         For the years ended December 31, 1998 and 1997, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 1997 and 1998 the General Partner was allocated approximately $1,500,000 and approximately $1,406,000, respectively, of the income of AREP as a result of its 1.99% general partner interest in AREP.

         On March 31, 1998, Icahn received 316,289 Preferred Units as part of AREP's scheduled annual preferred unit distribution and is expected to receive an additional 332,000 Preferred Units in March 1999 as part of such scheduled annual preferred unit distribution.

         In May 1995, AREP and an affiliate of the General Partner ("Affiliate") entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for AREP and the Affiliate to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, AREP entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. AREP has sublet to certain affiliates of the General Partner 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. Affiliates of the General Partner reimbursed AREP for approximately $62,000 in rent paid by AREP on its behalf during 1998 in connection with the new lease. The prior lease, which was terminated, provided for approximately 6,900 square feet at an annual rental of $155,000 to AREP. In addition, AREP and the Affiliate received a lease termination fee of $350,000 allocated $175,000 to AREP and $175,000 to the Affiliate. Such allocations and the terms of the sublease were reviewed and approved by the Audit Committee. In addition, in 1997 AREP entered into a license agreement for a portion of office space from an affiliate of the General Partner. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, AREP has the non-exclusive use of approximately 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,067.78 per month, together with 16.79% of certain "additional rent". In 1998, AREP paid an affiliate of the General Partner $216,000 of rent in connection with this licensing agreement. In connection with the build-out of the space, AREP reimbursed such affiliate $486,989, representing AREP's allocable share of such costs


                                     III-6
net of a pro rata share of the sub-lessor's allowance for such build-out. The terms of such sublease were reviewed and approved by the Audit Committee.

         See Item 12. "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the 1998 Tender Offer made by affiliates of Icahn and the Icahn Controlled Group pension liability considerations.


Property Management and Other Related Transactions

         The General Partner and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by AREP. As development and other new properties are acquired, developed, constructed, operated, leased and financed, the General Partner or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to AREP in accordance with the Partnership Agreement and customary to the industry. It is not possible to state precisely what role, if any, the General Partner or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions the General Partner or its affiliates might be paid in connection therewith since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. However, Unitholders may expect that, subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to AREP, the fees charged by the General Partner and its affiliates for the services described below generally will be within the ranges set forth below:

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


                                     III-7

         AREP has engaged Bayswater Realty & Capital Corp., an affiliate of the General Partner, to perform development, construction management, marketing and sales services with respect to three residential development sites located in New Seabury, Massachusetts, Armonk, New York and East Hampton, New York respectively. It is presently anticipated that Bayswater would be reimbursed a pro rata portion of the salaries, benefits and related expenses for the personnel performing such services, plus all reasonable and customary out of pocket expenses incurred in connection with performing such services. Such reimbursements will be subject to review and approval by the Audit Committee. As Bayswater's services continue or expand, AREP may enter into additional agreements with and pay fees to Bayswater upon the terms generally described above, provided such agreements and fees are fair and reasonable to AREP and approved by the Audit Committee. In the first quarter of 1999, AREP reimbursed Bayswater approximately $98,500 for such services rendered and expenses in connection therewith.

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

         In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefor. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee. In 1998 there were no such amounts. In addition, an affiliate of the General Partner provided certain administrative services to AREP in the amount of approximately $3,500 in 1998.

         The Audit Committee meets on an annual basis, or more often if necessary, to review any conflicts of interest which may arise, including the payment by AREP of any fees to the General Partner or any of its affiliates. The General Partner and its affiliates may not receive duplicative fees.



                                     III-8

                                     PART IV


Item 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.

(a)(1)            Financial Statements:

         The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                                                           Page
                                                                                          Number
                                                                                          ------
Independent Auditors' Report                                                              II-12

Consolidated Balance Sheets -                                                             II-13-14
December 31, 1998 and 1997

Consolidated Statements of Earnings -                                                     II-15-16
Years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Partners' Equity -                                  II-17
and Other Comprehensive Income Years ended
December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows -                                                   II-18-19
Years ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                                                II-20-56

(a)(2)            Financial Statement Schedules:

Schedule III -    Real Estate Owned and Revenues                                          IV-5-17
Earned (by tenant or guarantor,
                  as applicable)

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

         10.14 Subscription Guaranty Agreement between AREP and the Guarantor (filed as Exhibit 4.10 to Amendment No. 1 to AREP's Registration Statement on Form S-3 (Registration No. 333-31561) and incorporated herein by reference).

         10.15 Registration Rights Agreement between AREP and the Guarantor (filed as Exhibit 4.11 to Amendment No. 1 to AREP's Registration Statement on Form S-3 (Registration No. 333-31561) and incorporated herein by reference).

         10.16 Subscription Agent Agreement filed as Exhibit 99.1 to AREP's Registration Statement on Form S-3 (Registration No. 333-31561) and incorporated herein by reference).

         16 Letter dated September 27, 1991 of Deloitte & Touche regarding change in accountants (filed as Exhibit No. A to AREP's Current Report on Form 8-K dated October 3, 1991 and incorporated herein by reference).

         22 List of Subsidiaries (filed as Exhibit No. 22 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

(b)      Reports on Form 8-K:

         (1) A Form 8-K was filed on March 31, 1998 regarding a March 26, 1998 announcement of 1997 fourth quarter and full year financial results and that no distributions were expected during 1998.

         (2) A Form 8-K was filed on November 23, 1998 regarding the announcement of a tender offer for its Depositary Units made by affiliates of Icahn.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                                     AMERICAN REAL ESTATE PARTNERS, L.P.

                                    By:     AMERICAN PROPERTY INVESTORS, INC.
                                            General Partner
                                    By:     /s/ Carl C. Icahn
                                            ---------------------
                                            Carl C. Icahn
                                            Chairman of the Board

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

Signature                                               Title                                   Date
---------                                               -----                                   ----
/s/Carl C. Icahn                                   Chairman of the Board                        March 31, 1999
--------------------------                         (Principal Executive
   Carl C. Icahn                                   Officer)


/s/William A. Leidesdorf                           Director                                     March 31, 1999
--------------------------
   William A. Leidesdorf

/s/Jack G. Wasserman                               Director                                     March 31, 1999
--------------------------
   Jack G. Wasserman

/s/John P. Saldarelli                              Treasurer                                    March 31, 1999
------------------------                           (Principal Financial
   John P. Saldarelli                              Officer and Principal
                                                   Accounting Officer

                       AMERICAN REAL ESTATE PARTNERS, LP
                            a limited partnership                 Schedule III
                                                                     Page 1

                                                                           REAL ESTATE OWNED AND REVENUES EARNED

                                                      Part 1 - Real estate owned at December 31, 1998 - Accounted for under the:

                                                                                     Operating Method

                                                                                                         Amount
                                                                                                         Carried
                                             No. of           Amount of    Initial Cost     Cost of      at close     Reserve for
                                         State Locations    Encumberances  to Company     Improvements  of period    Depreciation
                                         ---------------    -------------  ----------     ------------  ---------    ------------
COMMERCIAL PROPERTY LAND AND BUILDING
  Acme Markets, Inc. and FPBT of Penn.     PA      1                        $2,004,393                  $2,004,393      $1,427,071
  Alabama Power Company                    AL      5          $3,867,849
  Amer Stores and The Fidelity Bank        PA      1
  Amer Stores, Grace, & Shottenstein
    Stores                                 NJ      1                         2,043,567                   2,043,567       1,543,113
  American Recreation Group, Inc.          NC      1
  Amterre Ltd. Partnership                 PA      1
  Best Products Co., Inc.                  VA      1                         3,303,553                   3,303,553
  Caldor, Inc.                             MA      1
  Chesebrough-Pond's Inc.                  CN      1                         1,549,805                   1,549,805       1,129,605
  Chomerics, Inc.                          MA      1
  Collins Foods International, Inc.        OR      3                           169,048                     169,048
  Collins Foods International, Inc.        CA      1                            87,810                      87,810
  David Miller of California               CA      1
  Dillon Companies, Inc.                   MO      1                           546,681                     546,681         322,954
  Dillon Companies, Inc.                   LA      6                         1,555,112                   1,555,112         866,200
  Druid Point Bldg.                        GA      1
  Duke Power Co.                           NC      1           2,578,397
  European American Bank and Trust Co.     NY      1                         1,355,210                   1,355,210       1,284,888
  Farwell Bldg.                            MN      1             697,341     5,073,279                   5,073,279       1,339,032
  Federated Department Stores, Inc.        CA      1
  First National Supermarkets, Inc.        CT      1          13,271,593
  First Union National Bank                NC      1
  Fisher Scientific Company                IL      1                           597,806                     597,806         165,290
  Forte Hotels International, Inc.         NJ      1
  Forte Hotels International, Inc.         TX      1
  Fox Grocery Company                      WV      1           1,031,000
  Gino's, Inc.                             MO      1                           209,213                     209,213
  Gino's, Inc.                             CA      1                           225,100                     225,100
  Gino's, Inc.                             OH      1                           201,938                     201,938
  Gino's, Inc.                             IL      1                           235,972                     235,972
  Gino's, Inc.                             NJ      1
  Golf Road                                IL      1           7,104,423     9,292,656    (14,492)       9,278,164         278,780
  Grand Union Co.                          NJ      1                           430,664                     430,664
  Grand Union Co.                          MD      1                           372,383                     372,383         254,735
  Grand Union Co.                          NY      3                         1,091,020     (7,000)       1,084,020
  Grand Union Co.                          NY      1


                                                                            REAL ESTATE OWNED AND REVENUES EARNED


                                                      Part 1 - Real estate owned at              Part 2 - Revenues earned for the
                                                      December 31, 1998 - Accounted              Year ended December 31, 1998
                                                             for under the:

                                        Operating Method     Financing Method

                                           Rent due                   Minimum lease                       Expended
                                          and accrued                  payments due      Total          for interest,
                                          or received                   and accrued     revenue            taxes,       Net income
                                          in advance at     Net          at end       applicable        repairs and     applicable
                                          and of period  Investment     of period      to period          expenses      to period
                                          -------------  ----------     ---------      ---------          --------      ---------
COMMERCIAL PROPERTY LAND AND BUILDING
  Acme Markets, Inc. and FPBT of Penn.    ($20,491)                                    $245,888            $39,333       $206,555
  Alabama Power Company                                 $7,170,726                      766,425            390,867        375,558
  Amer Stores and The Fidelity Bank                        565,753      ($6,208)         74,711                  0         74,711
  Amer Stores, Grace, & Shottenstein
   Stores                                  (10,228)                                     142,735             92,063         50,672
  American Recreation Group, Inc.                                                       350,700 (3)         45,304        305,396
  Amterre Ltd. Partnership                                                              288,480            284,990          3,490
  Best Products Co., Inc.                                                             1,358,287 (3)        477,265        881,022
  Caldor, Inc.                                           1,797,980                      172,506               (674)       173,180
  Chesebrough-Pond's Inc.                  (11,770)                                     141,236             19,580        121,656
  Chomerics, Inc.                                        5,980,904       (1,843)        766,423                  0        766,423
  Collins Foods International, Inc.         (2,707)         81,764                       32,489              7,057         25,432
  Collins Foods International, Inc.                         46,444                       17,646             (3,502)        21,148
  David Miller of California                                                             63,482             58,250          5,232
  Dillon Companies, Inc.                    (2,804)                                      53,966             15,034         38,932
  Dillon Companies, Inc.                   (19,668)                                     186,542             10,902        175,640
  Druid Point Bldg.                                                                     515,700            490,278         25,422
  Duke Power Co.                                         4,370,712                      451,619            266,166        185,453
  European American Bank and Trust Co                                                   175,000                  0        175,000
  Farwell Bldg.                                                                         985,249            452,821        532,428
  Federated Department Stores, Inc.                                                      18,689              2,312         16,377
  First National Supermarkets, Inc.                     23,178,919     (221,459)      2,150,454          1,295,366        855,088
  First Union National Bank                                536,071                       50,291                  0         50,291
  Fisher Scientific Company                                                             163,000             25,264        137,736
  Forte Hotels International, Inc.                       6,273,466      (59,447)        573,855             10,737        563,118
  Forte Hotels International, Inc.                                                            0              6,000         (6,000)
  Fox Grocery Company                                    3,108,735                      281,568            100,845        180,723
  Gino's, Inc.                                             143,567                       31,885                279         31,606
  Gino's, Inc.                                             136,700                       41,186             10,424         30,762
  Gino's, Inc.                                             122,260                       37,739                298         37,441
  Gino's, Inc.                                             127,073                       44,246                672         43,574
  Gino's, Inc.                                                                                0                 98            (98)
  Golf Road                                                                             800,220            570,894        229,326
  Grand Union Co.                                          400,088                       83,078                  0         83,078
  Grand Union Co.                                                                        33,750             55,229        (21,479)
  Grand Union Co.                                        1,031,255                      214,140                 76        214,064
  Grand Union Co.                                                                        85,142             21,785         63,357

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership                Schedule III
                                                                      Page 2

                                                                         REAL ESTATE OWNED AND REVENUES EARNED


                                                 Part 1 - Real estate owned at December 31, 1998 - Accounted for under the:

                                                                   Operating Method



                                                                                                         Amount
                                                                                                         Carried
                                             No. of           Amount of    Initial Cost     Cost of      at close     Reserve for
                                         State  Locations   Encumberances  to Company     Improvements  of period    Depreciation
                                         -----  ---------   -------------  ----------     ------------  ---------    ------------
  Grand Union Co.                          VA      1                          266,468                     266,468      182,578
  Grand Union Co.                          NY      1           4,357,591
  Gunite                                   IN      1              98,618    1,134,565                   1,134,565    1,065,034
  G.D. Searle & Co.                        MD      1                          299,229                     299,229      151,206
  G.D. Searle & Co.                        MN      1
  G.D. Searle & Co.                        AL      1                                0                           0            0
  G.D. Searle & Co.                        IL      1                          256,295                     256,295      167,219
  G.D. Searle & Co.                        MN      1                          339,358                     339,358      152,816
  G.D. Searle & Co.                        IL      1                          323,559                     323,559      227,999
  G.D. Searle & Co.                        TN      1                          214,421                     214,421      150,365
  G.D. Searle & Co.                        TN      1                                0                           0            0
  G.D. Searle & Co.                        MD      1                          325,891                     325,891      152,165
  Haverty Furniture Companies, Inc.        GA      1
  Haverty Furniture Companies, Inc.        FL      1
  Haverty Furniture Companies, Inc.        VA      1
  Holiday Inn                              AZ      1
  Integra A Hotel and Restaurant Co.       AL      2                          245,625                     245,625
  Integra A Hotel and Restaurant Co.       IL      1                          198,392                     198,392
  Integra A Hotel and Restaurant Co.       IN      1                          231,513                     231,513
  Integra A Hotel and Restaurant Co.       OH      1
  Integra A Hotel and Restaurant Co.       MO      1                          224,837                     224,837
  Integra A Hotel and Restaurant Co.       TX      1                          228,793                     228,793
  Integra A Hotel and Restaurant Co.       MI      1                          234,464                     234,464
  Intermountain Color                      KY      1                          559,644                     559,644      455,593
  J.C. Penney Company, Inc.                MA      1                        2,484,262                   2,484,262    1,667,822
  Kelley Springfield Tire Company          TN      1                          120,946                     120,946       75,200
  K-Mart Corporation                       LA      1
  K-Mart Corporation                       WI      1
  K-Mart Corporation                       FL      1
  K-Mart Corporation                       MN      1             480,000
  K-Mart Corporation                       FL      1                        2,760,118                   2,760,118    1,721,199
  K-Mart Corporation                       IA      1
  K-Mart Corporation                       FL      1                        2,636,000                   2,636,000    1,802,441
  K-Mart Corporation                       IL      1             221,616
  Kobacker Stores, Inc.                    MI      3                          163,687                     163,687
  Kobacker Stores, Inc.                    KY      1                           88,364                      88,364
  Kobacker Stores, Inc.                    OH      5                          354,030                     354,030
  Kraft, Inc.                              NC      1


                                                      Part 1 - Real estate owned at              Part 2 - Revenues earned for the
                                                      December 31, 1998 - Accounted              Year ended December 31, 1998
                                                             for under the:

                                        Operating Method     Financing Method

                                           Rent due                    Minimum lease                    Expended
                                          and accrued                  payments due      Total        for interest,
                                          or received                   and accrued     revenue           taxes,       Net income
                                          in advance at      Net          at end      applicable      repairs and      applicable
                                          and of period   Investment     of period     to period        expenses        to period
                                          -------------   ----------     ---------     ---------        --------        ---------
  Grand Union Co.                                                                        24,150           3,579           20,571
  Grand Union Co.                                         7,066,958                     655,951         458,981          196,970
  Gunite                                    (19,422)                                    228,500          12,373          216,127
  G.D. Searle & Co.                                                                      27,000           5,372           21,628
  G.D. Searle & Co.                                                                       9,235           3,638            5,597
  G.D. Searle & Co.                                                                           0           5,047           (5,047)
  G.D. Searle & Co.                          (1,918)                                     23,013          13,190            9,823
  G.D. Searle & Co.                                                                      30,614           5,551           25,063
  G.D. Searle & Co.                                                                      35,397           6,795           28,602
  G.D. Searle & Co.                                                                      18,740               0           18,740
  G.D. Searle & Co.                                                                           0           7,472           (7,472)
  G.D. Searle & Co.                                                                      28,598           5,365           23,233
  Haverty Furniture Companies, Inc.                         569,072                      51,975           6,494           45,481
  Haverty Furniture Companies, Inc.                         431,114         (983)        39,375          11,800           27,575
  Haverty Furniture Companies, Inc.                         548,863                      50,390          11,256           39,134
  Holiday Inn                                                                                 0          (1,949)           1,949
  Integra A Hotel and Restaurant Co.                      1,294,285                     229,320           1,850          227,470
  Integra A Hotel and Restaurant Co.                        407,298                      98,632             925           97,707
  Integra A Hotel and Restaurant Co.                        558,438                     117,946             925          117,021
  Integra A Hotel and Restaurant Co.                        553,590                      81,721             925           80,796
  Integra A Hotel and Restaurant Co.                        415,355                     103,448             925          102,523
  Integra A Hotel and Restaurant Co.                        519,979                     133,483             925          132,558
  Integra A Hotel and Restaurant Co.                        530,837                     134,073             925          133,148
  Intermountain Color                                                                    83,971          32,295           51,676
  J.C. Penney Company, Inc.                 (41,707)                                    250,244          80,071          170,173
  Kelley Springfield Tire Company                                                        11,449               0           11,449
  K-Mart Corporation                                      1,639,289                     138,196           2,300          135,896
  K-Mart Corporation                                      1,865,041                     168,524           2,300          166,224
  K-Mart Corporation                                      2,117,236                     204,209           2,300          201,909
  K-Mart Corporation                                      1,730,587      (16,000)       142,142          25,194          116,948
  K-Mart Corporation                        135,000                                     140,414         186,730          (46,316)
  K-Mart Corporation                                      1,325,808                     125,099           2,300          122,799
  K-Mart Corporation                                      1,743,794                     406,510          41,162          365,348
  K-Mart Corporation                                        937,314                      75,184          23,659           51,525
  Kobacker Stores, Inc.                                     309,215                      60,430           3,700           56,730
  Kobacker Stores, Inc.                                      96,326                      18,843           4,192           14,651
  Kobacker Stores, Inc.                                     589,121                      90,401           7,305           83,096
  Kraft, Inc.                                                                                 0          46,728          (46,728)

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership                Schedule III
                                                                       Page 3

                      REAL ESTATE OWNED AND REVENUES EARNED

                                                    Part 1 - Real estate owned at December 31, 1998 - Accounted for under the:
                                                                                        Operating Method


                                                                                                         Amount
                                                                                                         Carried
                                           No.    of          Amount of    Initial Cost    Cost of      at close     Reserve for
                                         State Locations    Encumberances   to Company   Improvements  of period    Depreciation
                                         ---------------    -------------   ----------   ------------  ---------    ------------
  Landmark Bancshares Corporation          MO      1
  Levitz Furniture Corporation             NY      1                           988,463                    988,463
  Lockheed Corporation                     CA      1                         2,449,469                  2,449,469
  Louisiana Power and Light Company        LA      8          2,378,572
  Louisiana Power and Light Company        LA      7          1,422,886      3,491,431                  3,491,431
  Marsh Supermarkets, Inc.                 IN      1                         5,001,933                  5,001,933    2,365,163
  Montgomery Ward, Inc.                    PA      1                         3,289,166                  3,289,166    2,170,123
  Montgomery Ward, Inc.                    NJ      1
  Morrison, Inc.                           AL      1                           324,288                    324,288
  Morrison, Inc.                           GA      1                           347,404                    347,404
  Morrison, Inc.                           FL      1                           375,392                    375,392
  Morrison, Inc.                           VA      2                           363,059                    363,059
  North Carolina National Bank             SC      2                         1,450,047                  1,450,047      522,346
  Occidental Petroleum Corp.               CA      1          1,727,522
  Ohio Power Co. Inc.                      OH      1
  Old National Bank of Washington          WA      1
  Park West                                KY      1         12,498,202     19,020,000      79,418     19,099,418      464,583
  Park West UPS                            KY      1           19359869     21,106,313                 21,106,313      185,675
  Penske Corp.                             OH      1              7,195
  Pneumo Corp.                             OH      1            708,484
  Portland General Electric Company        OR      1         44,484,262
  Rouse Company                            MD      1          2,919,305
  Safeway Stores, Inc.                     LA      1                         1,782,885                  1,782,885    1,074,469
  Sams                                     MI      1          5,464,813      8,844,225                  8,844,225    1,533,157
  Smith's Management Corp.                 NV      1            338,472
  Southland Corporation                    FL      5                         1,162,971                  1,162,971      672,935
  Staples                                  NY      1                         2,457,582      26,570      2,484,152       75,368
  Stone Container                          WI      1                         9,028,034                  9,028,034       88,649
  Stop 'N Shop Co., Inc.                   NY      1                         5,013,507                  5,013,507    3,657,364
  Stop 'N Shop Co., Inc.                   VA      1            713,202
  Super Foods Services, Inc.               MI      1          6,325,398
  SuperValu Stores, Inc.                   MN      1                         1,370,965                  1,370,965      238,627
  SuperValu Stores, Inc.                   OH      1                         3,000,671                  3,000,671      532,883
  SuperValu Stores, Inc.                   GA      1                         2,344,836                  2,344,836      413,084
  SuperValu Stores, Inc.                   IN      1                         2,267,573                  2,267,573      399,093
  Telecom Properties, Inc.                 OK      1
  Telecom Properties, Inc.                 KY      1                           281,253                    281,253
  The A&P Company                          MI      1


                                                      Part 1 - Real estate owned at              Part 2 - Revenues earned for the
                                                      December 31, 1998 - Accounted                 Year ended December 31, 1998
                                                            for under the:

                                       Operating Method    Financing Method

                                         Rent due                   Minimum lease                       Expended
                                        and accrued                  payments due      Total         for interest,
                                        or received                   and accrued     revenue           taxes,          Net income
                                       in advance at      Net          at end      applicable         repairs and      applicable
                                       and of period   Investment     of period     to period           expenses        to period
                                       -------------   ----------     ---------     ---------           --------        ---------
  Landmark Bancshares Corporation                       4,481,277                      631,058            2,300           628,758
  Levitz Furniture Corporation           (13,017)       2,003,204       (27,661)       341,983               34           341,949
  Lockheed Corporation                   (52,793)       4,012,497      (107,624)       831,834            2,552           829,282
  Louisiana Power and Light Company                    11,505,823                    1,501,578          280,557         1,221,021
  Louisiana Power and Light Company                     4,060,947                      977,761          170,560           807,201
  Marsh Supermarkets, Inc.                                                             563,504          231,479           332,025
  Montgomery Ward, Inc.                                                                314,280           49,750           264,530
  Montgomery Ward, Inc.                                 1,513,413        (4,105)       182,711            2,300           180,411
  Morrison, Inc.                                          684,449                      130,267              925           129,342
  Morrison, Inc.                                          654,004                      130,484              925           129,559
  Morrison, Inc.                                          692,411                      137,883              925           136,958
  Morrison, Inc.                                        1,712,949                      267,701              925           266,776
  North Carolina National Bank                                                         148,249 (3)       59,140            89,109
  Occidental Petroleum Corp.                                                                 0          242,459          (242,459)
  Ohio Power Co. Inc.                                   3,865,306                      361,580                0           361,580
  Old National Bank of Washington                                                      225,741          177,005            48,736
  Park West                                                                          1,801,210        1,190,865           610,345
  Park West UPS                                                                       755,506          806,308           (50,802)
  Penske Corp.                                            543,865                       74,924            5,491            69,433
  Pneumo Corp.                                          2,149,779                      212,259           75,306           136,953
  Portland General Electric Company                    51,384,934                    4,440,732        3,303,302         1,137,430
  Rouse Company                                         6,162,704                      547,302          311,162           236,140
  Safeway Stores, Inc.                                                                  85,150           15,514            69,636
  Sams                                   (90,412)                                    1,086,487          177,483           909,004
  Smith's Management Corp.                                812,265                       73,337           35,897            37,440
  Southland Corporation                                                                127,573           15,457           112,116
  Staples                                                                              280,245          346,344           (66,099)
  Stone Container                        (67,263)                                      299,427           97,103           202,324
  Stop 'N Shop Co., Inc.                                                               454,145           82,474           371,671
  Stop 'N Shop Co., Inc.                                2,688,102                      243,897           71,918           171,979
  Super Foods Services, Inc.                           10,019,445                    1,067,870          554,407           513,463
  SuperValu Stores, Inc.                                                               114,885           26,679            88,206
  SuperValu Stores, Inc.                                                               319,834           58,394           261,440
  SuperValu Stores, Inc.                                                               224,215           45,631           178,584
  SuperValu Stores, Inc.                                                               194,954           44,128           150,826
  Telecom Properties, Inc.                                110,415                       10,475              363            10,112
  Telecom Properties, Inc.                                 94,908                       36,496              940            35,556
  The A&P Company                                       1,619,959                      170,983            2,300           168,683

                        AMERICAN REAL ESTATE PARTNERS, LP
                             a limited partnership               Schedule III
                                                                     Page 4

                                                            REAL ESTATE OWNED AND REVENUES EARNED


                                                  Part 1 - Real estate owned at December 31, 1998 - Accounted for under the:

                                                                                     Operating Method


                                                                                                         Amount
                                                                                                         Carried
                                             No. of           Amount of    Initial Cost     Cost of      at close     Reserve for
                                         State  Locations   Encumberances  to Company     Improvements  of period    Depreciation
                                         -----  ---------   -------------  ----------     ------------  ---------    ------------
  The TJX Companies, Inc.                  IL      1
  Toys "R" Us, Inc.                        TX      1           814,219        501,836                     501,836
  USA Petroleum Corporation                SC      2                          163,161                     163,161
  USA Petroleum Corporation                OH      1                           78,443                      78,443
  USA Petroleum Corporation                GA      2                          138,062                     138,062
  Waban                                    NY      1                        8,378,095                   8,378,095         610,224
  Watkins                                  MO      1                          965,741                     965,741         102,190
  Webcraft Technologies                    MD      1           426,766        780,774                     780,774         148,670
  Wetterau, Inc.                           PA      1
  Wetterau, Inc.                           NJ      2
  Wickes Companies, Inc.                   CA      2           923,463      2,447,297                   2,447,297       1,293,630

RESIDENTIAL PROPERTY LAND AND BUILDING
  Crown Cliffs                             AL      1         8,277,128     11,065,875      13,884      11,079,759 (2)   1,590,656

COMMERCIAL PROPERTY - LAND
  Easco Corp.                              NC      1                          157,560                     157,560
  Foodarama supermarkets, Inc.             NY      1                          140,619                     140,619
  Foodarama supermarkets, Inc.             PA      1                          112,554                     112,554
  Gino's, Inc.                             MD      1
  Gino's, Inc.                             PA      1                           36,271                      36,271
  Gino's, Inc.                             MI      1
  Gino's, Inc.                             MA      2                          102,048                     102,048
  Gino's, Inc.                             NJ      1                           61,050                      61,050
  J.C. Penney Company, Inc.                NY      1                           51,009                      51,009
  Levitz Furniture Corporation             CA      2                        1,134,836                   1,134,836
  Levitz Furniture Corporation             KS      1                          460,490                     460,490

COMMERCIAL PROPERTY - BUILDING
  Bank South                               GA      1
  Harwood Square                           IL      1                        6,803,769      50,883       6,854,652       3,193,782
  Lockheed Corporation                     CA      1


                                                      Part 1 - Real estate owned at              Part 2 - Revenues earned for the
                                                      December 31, 1998 - Accounted                 Year ended December 31, 1998
                                                            for under the:

                                        Operating Method     Financing Method

                                           Rent due                   Minimum lease                    Expended
                                          and accrued                  payments due      Total        for interest,
                                          or received                   and accrued     revenue          taxes,        Net income
                                          in advance at      Net          at end      applicable       repairs and     applicable
                                          and of period   Investment     of period     to period        expenses        to period
                                          -------------   ----------     ---------     ---------        --------        ---------
  The TJX Companies, Inc.                                  2,561,944      (50,276)       235,248            2,300       232,948
  Toys "R" Us, Inc.                                        1,083,015                     140,905           61,487        79,418
  USA Petroleum Corporation                                   54,090                      37,441                0        37,441
  USA Petroleum Corporation                                   77,831                      18,900                0        18,900
  USA Petroleum Corporation                                   65,387                      31,676                0        31,676
  Waban                                                                                  694,388          650,031        44,357
  Watkins                                   (9,650)                                      115,800           28,516        87,284
  Webcraft Technologies                                                                  171,353           75,032        96,321
  Wetterau, Inc.                                             763,833         (910)        82,828                0        82,828
  Wetterau, Inc.                                           1,656,414                     175,352            3,831       171,521
  Wickes Companies, Inc.                     3,676                                       588,030          277,156       310,874

RESIDENTIAL PROPERTY LAND AND BUILDING
  Crown Cliffs                                                                         1,733,748        1,768,225       (34,477)

COMMERCIAL PROPERTY - LAND
  Easco Corp.                               20,833                                        12,400              358        12,042
  Foodarama supermarkets, Inc.                                                            14,000                0        14,000
  Foodarama supermarkets, Inc.                                                            12,000                0        12,000
  Gino's, Inc.                                                                             3,571                0         3,571
  Gino's, Inc.                                                                             7,138                0         7,138
  Gino's, Inc.                                                                             6,398            4,271         2,127
  Gino's, Inc.                                                                            14,286                0        14,286
  Gino's, Inc.                                                                             7,143                0         7,143
  J.C. Penney Company, Inc.                                                                5,500            2,300         3,200
  Levitz Furniture Corporation                (332)                                      132,861           (2,475)      135,336
  Levitz Furniture Corporation                                                            47,009            9,743        37,266

COMMERCIAL PROPERTY - BUILDING
  Bank South                                               3,635,209                     371,201           44,595       326,606
  Harwood Square                                                                         805,599          228,766       576,833
  Lockheed Corporation                                                                   112,918                0       112,918

                        AMERICAN REAL ESTATE PARTNERS, LP
                             a limited partnership               Schedule III
                                                                    Page 5

                                                                    REAL ESTATE OWNED AND REVENUES EARNED


                                                   Part 1 - Real estate owned at December 31, 1998 - Accounted for under the:

                                                                                       Operating Method


                                                                                                          Amount
                                                                                                         Carried
                                           No.     of        Amount of    Initial Cost    Cost of        at close      Reserve for
                                         State  Locations  Encumbrances   to Company    Improvements    of period     Depreciation
                                         -----  ---------  -------------  ----------    ------------    ---------     ------------
   Safeway Stores, Inc.                    CA       1                        558,652                      558,652         534,615
   Toys "R" Us, Inc.                       RI       1
   United Life & Accident Ins. Co.         NH       1
   Wickes Companies, Inc.                  PA       1
   Weigh-Tronix, Inc.                      CA       1
   Baptist Hospital 1                      TN       1       22,653,010
   Baptist Hospital 2                      TN       1        8,407,763


HOTEL AND RESORT OPERATING  PROPERTIES
   Holiday Inn                             FL       1                      7,203,982       383,627      7,587,609       2,777,420
   New Seabury                             MA       1                     17,443,596                   17,443,596         215,898


DEVELOPMENT PROPERTIES
   Dellwood                                NY       1                      3,120,317                    3,120,317
   Grassy Hollow                           NY       1                        601,135                      601,135
   East Syracuse                           NY       1                        138,108                      138,108
   New Seabury                             MA       1                      8,970,039                    8,970,039
                                                          -------------------------------------------------------------------------
                                                          $173,558,959  $211,412,457      $532,890   $211,945,347(1) $41,443,909(1)
                                                          =========================================================================


                                                      Part 1 - Real estate owned at              Part 2 - Revenues earned for the
                                                      December 31, 1998 - Accounted                 Year ended December 31, 1998
                                                            for under the:

                                        Operating Method     Financing Method

                                             Rent due                   Minimum lease                    Expended
                                          and accrued                  payments due      Total        for interest,
                                          or received                   and accrued     revenue          taxes,        Net income
                                          in advance at      Net          at end      applicable       repairs and     applicable
                                          and of period   Investment     of period     to period        expenses        to period
                                          -------------   ----------     ---------     ---------        --------        ---------
   Safeway Stores, Inc.                                                                   26,900           22,969         3,931
   Toys "R" Us, Inc.                                         998,046                      95,310            2,300        93,010
   United Life & Accident Ins. Co.                         4,231,871      (43,667)       358,963            2,300       356,663
   Wickes Companies, Inc.                                  3,129,711      (46,366)       445,945              459       445,486
   Weigh-Tronix, Inc.                                      2,261,569                     297,265 (3)       11,121       286,144
   Baptist Hospital 1                                     25,027,701      921,265      1,976,181        1,788,771       187,410
   Baptist Hospital 2                                      9,278,541      341,931        733,468          663,910        69,558


HOTEL AND RESORT OPERATING  PROPERTIES
   Holiday Inn                                                                         4,222,839 (4)    4,454,239      (231,400)
   New Seabury                                                                         4,631,633        4,279,323       352,310


DEVELOPMENT PROPERTIES
   Dellwood                                                                                    0                0             0
   Grassy Hollow                                                                               0                0             0
   East Syracuse                                                                               0                0             0
   New Seabury                                                                                 0                0             0
                                         --------------------------------------------------------------------------------------
                                         ($204,673)    $245,919,755     $676,647     $53,170,221      $28,637,443   $24,532,778
                                         ======================================================================================


(1)  Amount shown includes hotel operating properties.

(2) The Company owns a 70% interest in the joint venture which owns this property.

(3)  Amount shown includes other income which totaled $1,682,787.

(4)  Amount shown includes other income which totaled $96,532.

                                                                    Schedule III
                                                                          Page 6


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1998


1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1998                                                              $ 168,968,239
       Additions during period                                                                   57,080,872
       Write downs                                                                                 (271,000)
       Reclassifications during period to assets held for sale                                   (1,280,333)
       Disposals during period                                                                  (12,552,431)
                                                                                              -------------

       Balance - December 31, 1998                                                            $ 211,945,347
                                                                                              =============

b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1998                                                              $  42,369,888
       Depreciation during period                                                                 4,246,969
       Disposals during period                                                                   (4,807,794)
       Reclassifications during period to property held for sale                                   (365,154)
                                                                                              -------------

       Balance - December 31, 1998                                                            $  41,443,909
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


2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1998                                                             $ 265,656,836
       Additions during period                                                                      28,455
       Disposals during period                                                                 (11,355,448)
       Amortization of unearned income                                                          24,287,140
       Minimum lease rentals received                                                          (32,174,228)
       Write downs                                                                                (523,000)
                                                                                             -------------

       Balance - December 31, 1998                                                           $ 245,919,755
                                                                                             =============

3. The aggregate cost of real estate owned for Federal income tax purposes is $362,116,104.


                                                                     (Continued)

                                                                    Schedule III
                                                                          Page 7


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1998


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

Net income applicable to financing and operating leases            $ 24,532,778
Add: Interest income on treasury bills and other investments         28,213,058
     Dividend and unallocated other income                           11,922,713
                                                                   ------------

                                                                     64,668,549
                                                                   ------------
Deduct expenses not allocated:

General and administrative expenses                                   3,808,227
Nonmortgage interest expense                                          2,105,671
Other                                                                   383,901
                                                                   ------------

                                                                      6,297,799
                                                                   ------------
Earnings before gain on property and securities transactions         58,370,750

Provision for loss on real estate                                    (1,180,000)
Gain on sale of limited partnership interests                         4,382,048
Gain on sale of real estate                                           9,065,423
                                                                   ------------

Net earnings                                                       $ 70,638,221
                                                                   ============


                                                                     (Continued)

                                                                    Schedule III
                                                                          Page 8


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1997


1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

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
                                                                ============

         Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated life of the particular property or property components, which range from 5 to 45 years.

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

Balance - January 1, 1997                                      $ 253,781,903
Additions during period                                           34,750,966
Write downs                                                         (380,000
Reclassifications during period                                   (4,000,824)
Disposals during period                                          (10,812,126)
Amortization of unearned income                                   25,146,392
Minimum lease rentals received                                   (32,829,475)
                                                               -------------

Balance - December 31, 1997                                    $ 265,656,836
                                                               =============

3. The aggregate cost of real estate owned for Federal income tax poses is $361,474,634.



                                                                     (Continued)

                                                                    Schedule III
                                                                          Page 9

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1997


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:


Net income applicable to financing and operating leases            $ 23,815,644
Add: Interest income on Treasury bills and other investments         16,726,520
     Dividend and unallocated other income                            6,334,348
                                                                   ------------

                                                                     46,876,512
                                                                   ------------
Deduct expenses not allocated:

General and administrative expenses                                   3,187,794
Nonmortgage interest expense                                          1,525,796
Other                                                                 1,143,306
                                                                   ------------

                                                                      5,856,896
                                                                   ------------
Earnings before gain on property and securities transactions         41,019,616

Provision for loss on mortgages receivable                           (9,790,000)
Provision for loss on real estate                                    (1,084,782)
Gain on sales of real estate                                         16,051,491
Gain on sale of marketable equity securities                         29,188,087
                                                                   ------------

Net earnings                                                       $ 75,384,412
                                                                   ============


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 10


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1996


1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

Balance - January 1, 1996                                     $ 193,311,259
Additions during period                                          11,991,211
Write downs                                                        (660,000)
Reclassifications during period from financing leases               233,879
Reclassifications during period to assets held for sale          (6,110,905)
Disposals during period                                         (38,652,804)
                                                              -------------

Balance - December 31, 1996                                   $ 160,112,640
                                                              =============

b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

Balance - January 1, 1996                                      $ 49,406,334
Depreciation during period                                        4,895,252
Disposals during period                                          (6,530,965)
Reclassifications during period to assets held for sale          (4,015,685)
                                                               ------------

Balance - December 31, 1996                                    $ 43,754,936
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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

Balance - January 1, 1996                                     $ 281,532,529
Other                                                                  (988)
Reclassifications during period                                    (233,879)
Disposals during period                                         (20,201,810)
Amortization of unearned income                                  26,073,205
Minimum lease rentals received                                  (33,387,154)
                                                              -------------

Balance - December 31, 1996                                   $ 253,781,903
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


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 11


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1996


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

Net income applicable to financing and operating leases            $ 27,911,271
Add: Interest income on treasury bills and other investments          9,866,131
     Dividend and unallocated other income                            3,083,548
                                                                   ------------

                                                                     40,860,950
                                                                   ------------
Deduct expenses not allocated:

General and administrative expenses                                   2,938,684
Nonmortgage interest expense                                          2,604,345
Other                                                                 1,077,736
                                                                   ------------

                                                                      6,620,765
                                                                   ------------
Earnings before gain on property and securities transactions         34,240,185

Provision for loss on real estate                                      (935,000)
Gain on sales of real estate                                         24,516,867
                                                                   ------------

Net earnings                                                       $ 57,822,052
                                                                   ============


                                                                     (Continued)

                                                                    Schedule III
                                                                         Page 12


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD) DECEMBER 31, 1998

                                                     Net
   State                                          Investment
--------------                                   ------------
Alabama                                          $  9,149,460
California                                          6,457,209
Connecticut                                        23,178,919
Florida                                             4,984,556
Georgia                                             4,985,671
Illinois                                            4,033,629
Indiana                                               558,438
Iowa                                                1,325,808
Kentucky                                              191,235
Louisiana                                          17,206,059
Maryland                                            6,162,704
Massachusetts                                       7,778,884
Michigan                                           12,479,456
Minnesota                                           1,730,587
Missouri                                            5,040,199
Nevada                                                812,264
New Hampshire                                       4,231,871
New Jersey                                          9,843,381
New York                                           10,101,418
North Carolina                                      4,906,783
Ohio                                                7,839,752
Oklahoma                                              110,415
Oregon                                             51,466,698
Pennsylvania                                        4,459,297
Rhode Island                                          998,046
South Carolina                                         54,090
Tennessee                                          34,306,242
Texas                                               1,602,994
Virginia                                            4,949,914
West Virginia                                       3,108,735
Wisconsin                                           1,865,041
                                                 ------------
                                                 $245,919,755
                                                 ============

                                                                    Schedule III
                                                                         Page 13


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1998


                                  Amount at which
                                    Carried at                Reserve for
                                   Close of Year              Depreciation
                                  ---------------             ------------
Alabama                            $ 11,649,673               $ 1,590,656
California                            6,903,164                 1,828,245
Connecticut                           1,549,805                 1,129,605
Florida                              14,522,091                 6,973,995
Georgia                               2,830,301                   413,084
Illinois                             17,744,837                 4,033,068
Indiana                               8,635,584                 3,829,290
Kansas                                  460,490                      --
Kentucky                             41,134,991                 1,105,851
Louisiana                             6,829,427                 1,940,670
Maryland                              1,778,277                   706,775
Massachusetts                        28,999,945                 1,883,720
Michigan                              9,242,377                 1,533,157
Minnesota                             6,783,602                 1,730,476
Missouri                              1,946,471                   425,144
New Jersey                            2,535,281                 1,543,113
New York                             23,354,636                 5,627,845
North Carolina                          157,560                      --
Ohio                                  3,635,082                   532,883
Oregon                                  169,048                      --
Pennsylvania                          5,442,384                 3,597,195
South Carolina                        1,613,209                   522,346
Tennessee                               335,367                   225,564
Texas                                   730,630                      --
Virginia                              3,933,081                   182,578
Wisconsin                             9,028,034                    88,649
                                   ------------              ------------
                                   $211,945,347               $41,443,909
                                   ============              ============