Form 10-Q
period 1999-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 1999-05-14
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended              March 31, 1999
                                            --------------

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
(State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)              Identification No.)



100 South Bedford Road, Mt. Kisco, NY                10549
(Address of principal executive offices)           (Zip Code)


(Registrant's telephone number,
 including area code)                                         (914) 242-7700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

          American Real Estate Partners, L.P.-Form 10-Q-March 31, 1999






                                                                 INDEX

PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements                                                                      Page No.

         Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998 ................................................................1 - 2

         Consolidated Statements of Earnings -
         Three Months Ended March 31, 1999 and 1998...............................................................3

         Consolidated Statement of Changes In
         Partners' Equity and Other Comprehensive Income
         Three Months Ended March 31, 1999........................................................................4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1999 and 1998.............................................................5-6

         Notes to Consolidated Financial Statements...............................................................7

         Item 2.  Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations............................................................................14

         Item 3.  Quantitative and Qualitative Disclosure About
                           Market Risks..........................................................................22

PART II.  OTHER INFORMATION......................................................................................22


         American Real Estate Partners, L.P.-Form 10-Q - March 31, 1999


                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                                   (In $000's)

                                                            March 31,                       December 31,
                                                               1999                             1998
                                                        --------------------             -----------------
                                                            (unaudited)
ASSETS

Real estate leased to others:
   Accounted for under the financing
      method                                                     $ 242,523                  $ 245,920
   Accounted for under the operating
     method, net of accumulated
     depreciation                                                  134,593                    135,634
Investment in treasury bills                                       372,960                    363,884
Marketable equity securities                                       161,205                    190,775
Mortgages and notes receivable:
   Held for investment                                              49,106                     45,173
   Available for sale                                               20,790                     22,440
Cash and cash equivalents                                           23,521                     16,462
Equity interest in Stratosphere Corporation                         50,068                     48,969
Development properties                                              13,019                     12,830
Investment in limited partnerships                                   5,525                      5,569
Hotel and resort operating properties,
   net of accumulated depreciation                                  21,233                     22,037
Receivables and other assets                                        15,484                     18,994
Property held for sale                                               3,806                      3,893
Debt placement costs,
   net of accumulated amortization                                   1,473                      1,544
Construction in progress                                             1,982                      1,791
                                                               -----------                  ---------

   Total                                                       $ 1,117,288                $ 1,135,915
                                                                 =========                  =========
                   Continued.....




                                                     CONSOLIDATED BALANCE SHEETS - Continued
                                                                       (In $000's)

                                                       March 31,                    December 31,
                                                            1999                          1998
                                                     ------------------             -----------------
                                                     (unaudited)

LIABILITIES

Mortgages payable                                  $      171,156                    $   173,559
Due to affiliate                                           61,379                         60,750
Accounts payable, accrued
   expenses and other liabilities                          10,174                         10,004
Deferred income                                             2,786                          2,788
Distributions payable                                         315                            315
                                                        ---------                      ----------

   Total liabilities                                      245,810                        247,416
                                                        ---------                      ----------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
     preference, 5% cumulative pay-
     in-kind redeemable; 9,400,000
     authorized; 8,060,437 and 7,676,607
     issued and outstanding as of
     March 31, 1999 and Dec. 31, 1998                      80,605                         79,645

   Depositary units; 47,850,000
     authorized; 47,235,484
     outstanding                                          785,214                        802,856

General partner                                            17,580                         17,919

Treasury units at cost:
   1,137,200 depositary units                             (11,921)                       (11,921)
                                                        ----------                       --------

     Total partners' equity                               871,478                        888,499
                                                        ----------                       --------

       Total                                        $   1,117,288                   $  1,135,915
                                                        ==========                      =========

See notes to consolidated financial statements




                                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (unaudited)
                                                   (In $000's Except Per Unit Data)

                                                                      Three Months Ended March 31,
                                                                1999                                  1998
                                                                ----                                  ----
Revenues:
   Interest income on
     financing leases                                     $     5,793                          $      6,263
   Interest income on treasury
       bills and other investments                              5,008                                 6,456
   Rental income                                                4,994                                 4,776
   Hotel and resort operating income                            2,466                                 1,242
   Dividend income                                              3,851                                 2,521
   Other income                                                     -                                    98
                                                           -----------                          -----------

                                                               22,112                                21,356
                                                           -----------                          -----------
Expenses:
   Interest expense                                             5,009                                 3,335
   Depreciation and amortization                                1,480                                 1,322
   General and administrative
     expenses                                                     953                                   889
   Property expenses                                              728                                   916
   Hotel and resort operating expenses                          2,715                                   992
                                                            ----------                         ------------
                                                               10,885                                 7,454
Earnings before property transactions
   and equity interest in affiliate                            11,227                                13,902
Provision for loss on real estate                                (227)                                 (452)
Gain on sales and disposition
   of real estate                                               2,703                                 4,550
Equity in earnings of
   Stratosphere Corporation                                     1,107                                   -
                                                            ----------                         -------------

NET EARNINGS                                              $    14,810                          $     18,000
                                                            ==========                         =============
Net earnings attributable to:
   Limited partners                                       $    14,516                          $     17,642

   General partner                                                294                                   358
                                                           -----------                           -----------
                                                          $    14,810                          $     18,000
                                                          ============                           ===========
Net earnings per limited partnership unit:
   Basic earnings $                                       $       .29                          $        .36
                                                          ============                         =============

Weighted average limited partnership
   units outstanding                                       46,098,284                            46,198,284
                                                          ============                         =============

   Diluted earnings                                       $       .26                          $        .33
                                                          =============                        =============

   Weighted average limited partnership
   units and equivalent partnership units
   outstanding                                             54,886,567                            53,319,088
                                                          =============                        =============

See notes to consolidated financial statements

                                             3




                                         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                                    AND OTHER COMPREHENSIVE INCOME
                                                   Three Months Ended March 31, 1999
                                                              (unaudited)
                                                             (In $000's )




                                    General             Limited Partners' Equity                             Total
                                    Partner's         Depositary          Preferred          Held in        Partners'
                                     Equity             Units               Units            Treasury       Equity

Balance
Dec. 31, 1998                       $ 17,919         $   802,856        $    79,645     $    (11,921)    $   888,499

Comprehensive income:
   Net earnings                          294              14,516               -               -              14,810

   Unrealized losses on
     securities available
     for sale                           (633)            (31,198)              -               -             (31,831)
                                   ----------           ---------        -----------     ------------      ---------
Comprehensive loss                      (339)            (16,682)              -               -             (17,021)

Pay-in-kind
distribution                           -                    (960)               960            -               -
                                  -----------           ---------        -----------     ------------      ---------

Balance
March 31, 1999                      $ 17,580          $  785,214        $    80,605     $    (11,921)   $    871,478
                                    ========            ========         ===========     ============    ===========


Accumulated other comprehensive loss at March 31, 1999 was $22,558.

See notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)

                                                                            Three Months Ended March 31,
                                                                                1999                 1998
                                                                                ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                     $      14,810             $  18,000
      Adjustments  to  reconcile  earnings  to net cash
      provided  by  operating activities:
          Depreciation and amortization                                        1,480                 1,322
          Amortization of deferred income                                         (1)                   (1)
          Gain on sales and disposition of real estate                        (2,703)               (4,550)
          Equity in earnings of Stratosphere Corporation                      (1,107)                   -
Provision for loss on real estate                                                227                   452
    Changes in:
            Decrease in deferred income                                           (1)                   (1)
            Decrease in receivables
               and other assets                                                1,295                   637
            Increase (decrease) in accounts payable,
            accrued expenses and other liabilities                             1,399                (1,035)
                                                                           ---------              ---------

               Net cash provided by operating activities                      15,399                14,824
                                                                           ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in mortgages and notes receivable                              (4,011)              (28,576)
      Net proceeds from the sale and disposition
        of real estate                                                         4,993                10,035
      Principal payments received on leases
     accounted for under the financing method                                  1,977                 1,962
      Construction in progress                                                  (191)                 (191)
      Principal receipts on mortgages receivable                                  82                   246
      Capitalized expenditures for real estate                                  (616)                 (142)
      Investment in treasury bills                                            (9,076)              (14,719)
      Acquisitions of marketable equity securites                               (611)                  -
      Decrease in investment in limited partnerships                              43                 2,676
      Decrease in property held for sale                                          87                   -
      Increase in due to affiliate                                             1,386                   -
      Property acquisitions                                                    -                       (83)
                                                                          ----------            ------------

               Net cash used in investing activities                          (5,937)              (28,792)
                                                                          ----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Partners' equity:
        Distributions to partners                                              -                        (8)
      Debt:
        (Decrease) increase in mortgages payable                                (87)                11,818
        Periodic principal payments                                          (2,316)                (2,363)
        Debt placement costs                                                   -                      (123)
                                                                          ------------           -----------

               Net cash (used in) provided by financing
                activities                                                   (2,403)                 9,324
                                                                          ------------           -----------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                                                  7,059                 (4,644)

CASH AND CASH EQUIVALENTS, beginning of period                               16,462                129,147
                                                                          ------------           -----------

CASH AND CASH EQUIVALENTS, end of period                             $       23,521          $     124,503
                                                                          ============           ===========
Continued................

                                                  5


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)


                                                                        Three Months Ended March 31,
                                                                        1999                     1998
                                                                        ----                     ----

SUPPLEMENTAL INFORMATION:
 Cash payments for interest                                          $  4,593                $  4,528
                                                                   ==============          =============

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:
Reclassifications:

    To property held for sale                                        $   -                   $    971
    From operating lease                                                 -                       (971)
    From receivables and other assets                                  (2,169)                   -
    To hotel and resort operating properties                              180                    -
    To due to affiliate                                                 3,221                    -
    From accounts payable, accrued expenses
      and other liabilities                                            (1,232)                   -
    From hotel and resort operating property                             (763)                   -
    To development property                                               763                    -
                                                                   -----------             -------------

                                                                  $      -                   $   -
                                                                 =============             =============




See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  General


The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Conflicts of Interest and Transactions with Related Parties

a. The Company entered into a license agreement with an affiliate of the general partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner ("The Audit Committee"). For the three months ended March 31, 1999, the Company paid rent of approximately $52,000 in accordance with the agreement.

b. The Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three months ended March 31, 1999, the affiliates paid the Company approximately $15,000 for rent of the sublet space. Such payments have been approved by the Audit Committee.

c. As of March 31, 1999, affiliates of Carl C. Icahn, the Chairman of the Board of the General Partner, own 6,974,167 Preferred Units and
38,083,209 Depositary Units.

d. In the three months ended March 31, 1999, the Company reimbursed Baywater Realty & Capital Corp., an affiliate of the General Partner, approximately $98,500 for development and construction management services and related expenses.

3. Commitments and Contingencies

On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. The tenant is current in its obligations under the lease with the exception of approximately $12,000 of prepetition rent. In January 1999, Caldor announced it would liquidate its holdings and close its stores. The tenant has not yet determined whether it will exercise its right to reject or affirm the lease, which will require an order of the Bankruptcy Court. At March 31, 1999, the property has a carrying value of approximately $1,777,000 and is unencumbered by any mortgage.

4. Hotel and Resort Operating Properties

Since August of 1992, the Company has operated a Holiday Inn located in Miami, Florida, subject to a ground lease. In April 1999, the Company acquired the underlying land for approximately $1.9 million.

On August 1, 1998, the Company acquired the New Seabury resort located in Cape Cod, Massachusetts.

Hotel and resort operations for the three months ended March 31, 1999 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating income" less "hotel and resort operating expenses") resulted in a loss of approximately $249,000 for the three months ended March 31, 1999. Hotel and resort operating expenses include all expenses except for approximately $333,000 of depreciation and amortization for the three months ended March 31, 1999.

Hotel and resort operations are highly seasonal in nature and are not necessarily indicative of subsequent quarterly results.

5. Mortgages and Notes Receivable

a. In 1998, the Company acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $18.7 million of First Mortgage Notes ("Notes") issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $15.1 million. An affiliate of the General Partner also has an investment in Notes of GB Property. $185 million of such Notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

Greate Bay owns and operates the Sands, a destination resort complex located in Atlantic City, New Jersey. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

The Company has classified the GB Property Notes as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At March 31, 1999 unrealized holding losses of $3,935,000 have been recorded in Partners' Equity. At March 31, 1999 the carryin value was $11,190,000.

b. In 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. $85 million of such notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. In March 1999, the Company received the previously postponed semi-annual interest payment due February 1, 1999.

The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex located in Atlantic City, New Jersey.

The Company has classified the Claridge Corporation Notes as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At March 31, 1999 unrealized holding losses of $4,500,000 have been recorded in Partners' Equity. At March 31, 1999, the carrying value was $9,600,000.

c. In 1998, the Company purchased approximately $76.1 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. (collectively, "Philips") for approximately $35.2 million. In 1999, the Company purchased an additional $9.4 million of Philips debt for approximately $4.4 million. In addition, an affiliate of Icahn purchased approximately $200 million of senior debt of Philips and also owns common shares of Philips. Philips is a Canadian-based company in the waste recovery business.

The Company has classified the Philips debt as held for investment. At March 31, 1999, the carrying value totalled approximately $39,608,000.

6. Equity Interest in Stratosphere Corporation

The Stratosphere Corporation ("Stratosphere") owns and operates the Stratosphere Tower Casino & Hotel, a destination resort complex located in Las Vegas, Nevada.

In October 1998, an affiliate of the General Partner obtained its licenses from the Nevada Gaming Authority and in accordance with a prior agreement paid the Company approximately $60.7 million for its Stratosphere interest. However, the affiliate of the General Partner is obligated to sell back to the Company and the Company is obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor) when the appropriate licenses are obtained by the Company.

For accounting purposes the Company reflects its interest in Stratosphere under the equity method and has recorded its corresponding liability to repurchase from the affiliate of the General Partner when the appropriate licenses are obtained by the Company.

The difference between the Company's carrying value and its share of Stratosphere's net equity at date of reorganization is being accreted over a 40 year period. For the three months ended March 31, 1999, approximately $79,000 of accretion and $1,028,000 of income has been included in "Equity in earnings of Stratosphere Corporation."

At March 31, 1999, the Company has an equity interest of approximately $50,068,000 and a corresponding liability of approximately $61,379,000 to reflect the Company's obligation to repurchase its Stratosphere interest. This liability includes approximately $1,386,000 of interest expense due to the affiliate for the three months ended March 31, 1999.

Condensed financial information for this investment at March 31, 1999 is shown below (in $000's).

                                                                   Total                AREP's Share

                   Current assets                              $   29,459               $   14,298
                   Noncurrent assets                              127,225                   61,749
                   Current liabilities                             27,627                   13,409
                   Noncurrent liabilities                              43                       21
                   Net equity                                     129,014                   62,618
                   Revenues                                    $   33,915               $   16,461
                   Costs and other deductions                      31,796                   15,433
                   Net income                                       2,119                    1,028

7. Marketable Equity Securities

At March 31, 1999, the Company held 6,448,200 common shares of RJR Nabisco Holdings Corp. ("RJR") purchased for approximately $175.3 million.

The Company has classified RJR as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet with unrealized holding gains and losses reflected in Partners' Equity. Unrealized holding gains and losses are not included in the Consolidated Statement of Earnings. At March 31, 1999, unrealized holding losses of $14,123,000 have been recorded in Partners' Equity. These unrealized holding losses are the difference between the $25.00 closing price of the RJR common shares at March 31, 1999 and the Company's average cost per share of $27.19. The closing price of the RJR common shares at May 12, 1999 was $28.75 which would result in current unrealized holding gains of approximately $10 million.

The Company recorded dividend income of approximately $3.3 million in the three months ended March 31, 1999.

The Company's investment represents approximately 2% of the total outstanding RJR common shares. In addition, Carl C. Icahn owns through affiliates approximately 19.3 million RJR common shares representing approximately 5.9% of the total outstanding RJR common shares.

8. Property Held For Sale

At March 31, 1999, the Company owned seven properties that were being actively marketed for sale. At March 31, 1999, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of these properties at March 31, 1999 is estimated to be approximately $3,806,000.

9. Significant Property Transactions

In February 1999, the Company sold two properties located in Augusta, GA and Richmond, VA, to its tenant, Haverty Furniture Companies, Inc., pursuant to its exercise of a purchase option, for a selling price of approximately $2,734,000. As a result, the Company recognized a gain of approximately $1,609,000 in the three months ended March 31, 1999.

10.     Distributions Payable

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor
Partnerships for limited partnership units of American Real Estate Partners, L.P.

11.     Preferred Units

Pursuant to the terms of the Preferred Units, on February 23, 1999, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 1999 to holders of record as of March 15, 1999. A total of 383,830 additional Preferred Units were issued. As of March 31, 1999, 8,060,437 Preferred Units are issued and outstanding.

12.     Earnings Per Share

For the three months ended March 31, 1999 and 1998, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                                     Three Months Ended
                                             3/31/99                    3/31/98
Basic:
 Earnings before property transactions
    and equity interest in affiliate         $  .22                     $  .28

Net gain from property transactions
    and equity in earnings of
    Stratosphere Corporation                    .07                        .08
                                               -----                    ------
Net earnings                                 $  .29                     $  .36
                                              ======                    ======
Diluted:
Earnings before property transactions
and  equity   interest  in affiliate         $  .20                     $  .26

Net gain from property transactions
    and equity in earnings
    of Stratosphere Corporation                 .06                        .07
                                              ------                    ------
    Net earnings                             $  .26                     $  .33
                                              ======                    ======

13.  Comprehensive Income

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows (in $000's):

                                                      1999              1998
                                                      ----              ----

        Net income                              $    14,810       $     18,000
        Unrealized losses on securities
           available for sale                       (31,831)              -
                                                  ----------       ------------
        Comprehensive (loss) income             $   (17,021)      $     18,000
                                                  ==========       =============
 14.  Segmented Reporting

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

Non-segment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. There have been no material changes in segment and non-segment assets since December 31, 1998.

The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations is not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

The revenues and net earnings for each of the reportable segments are summarized as follows for the three months ended March 31, 1999 and 1998 (in $000's).

                                               1999                  1998
                                               ----                  ----

Revenues:
Rental real estate                         $   10,787           $   11,039
Hotel & resort operating properties             2,466                1,242
Other investments                               4,537                2,777
                                             --------           ----------

            Sub-total                          17,790               15,058


Reconciling items                               4,322(1)             6,298(1)
                                            ---------           ----------

            Total revenues                 $   22,112           $   21,356
                                           ===========          ===========

(1) Primarily interest income on T-bills and other short-term investments and other income.



Net earnings:                                                       1999                      1998
                                                                    ----                      ----

Segment earnings:
    Rental real estate                                       $    10,059               $    10,123
    Hotel and resort operating properties                           (249)                      250
    Other investments                                              4,537                     2,777
                                                              ----------                 ---------

            Total segment earnings                                14,347                    13,150

Interest income                                                    4,322                     6,200
Interest expense                                                  (5,009)                   (3,335)
Other income                                                         -                          98
General and administrative expenses                                 (953)                     (889)

Depreciation and amortization                                     (1,480)                   (1,322)
                                                              ----------                ----------
    Earnings before property transactions
      and equity interest  in affiliate                           11,227                    13,902

Gain on property transactions
    and equity in earnings of
    Stratosphere Corporation                                       3,583                     4,098
General partner's share                                             (294)                     (358)
                                                             ------------               ----------

Net earnings-limited partner unitholders                     $    14,516               $    17,642
                                                              ==========                 =========

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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

By the end of the year 2002, net leases representing approximately 25.5% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 36.4% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

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

The Company has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. If such tenants do not arrange for further investigations, or remediations, if required, the Company may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company has notified all tenants of the Resource Conservation and Recovery Act's ("RCRA") December 22, 1998 requirements for regulated underground storage tanks. The Company may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as the Company may deem necessary and appropriate. The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately sixty-five updates are expected to be completed in 1999 with another forty-five scheduled for the year 2000.

The Company is investigating the potential impact of the year 2000 in the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company believes it has identified and is addressing the year 2000 operating issues under its control. Based on current information, costs of addressing and solving potential problems have not had and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. It should be noted that substantially most of the Company's real estate assets have been net leased to single corporate tenants who, with certain exceptions, are required to pay all expenses and building maintenance related to the leased property, including any property related expenses from year 2000 problems. However, the likelihood and effects of year 2000 failures on tenants, infrastructure systems and suppliers and vendors of the Company cannot be estimated. Failures of third parties such as banks and significant tenants to comply with year 2000 problems could have an adverse impact on the Company's business, including the inability to receive or process payments from tenants for significant periods of time. If the Company, its tenants or vendors are unable to resolve such processing issues in a timely manner, it could result in material financial risk. Accordingly, the Company will devote the necessary resources to resolve all significant year 2000 issues in a timely manner, but believes that these issues will not be material to the Company's business aside from a catastrophic third-party failure that would affect most businesses.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Gross revenues increased by $756,000, or 3.5%, during the three months ended March 31, 1999 as compared to the same period in 1998. This increase reflects increases of $1,330,000 in dividend income, $1,224,000 in hotel and resort operating income and $218,000 in rental income partially offset by decreases of $1,448,000 in interest income on treasury bills and other investments, $470,000 in financing lease income and $98,000 in other income. The increase in dividend income is primarily attributable to the Company's investment in RJR common stock. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which began operations August 1, 1998. The increase in rental income is primarily due to property acquisitions. The decrease in interest income on treasury bills and other investments is primarily due to a decrease in short-term investments.

Expenses increased by $3,431,000, or 46.0%, during the three months ended March 31, 1999 compared to the same period in 1998. This increase reflects increases of $1,723,000 in hotel and resort operating expenses, $1,674,000 in interest expense, $158,000 in depreciation and amortization and $64,000 in general and administrative expenses partially offset by a decrease of $188,000 in property expenses. The increase in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury as mentioned above. The increase in interest expense is primarily attributable to the interest expense due to an affiliate of the General Partner in connection with the Stratosphere repurchase obligation.

Earnings before property transactions and equity interest in affiliate decreased during the three months ended March 31, 1999 by $2,675,000 as compared to the same period in 1998, primarily due to decreased interest income on treasury bills and other investments and financing lease income, increased interest expense and decreased net hotel and resort operations partially offset by increased dividend income.

Gain on property transactions decreased by $1,847,000 during the three months ended March 31, 1999 as compared to the same period in 1998, due to differences in the size and number of transactions.

During the three months ended March 31, 1999, the Company recorded a provision for loss on real estate of $227,000 as compared to $452,000 in the same period in 1998.

In the three months ended March 31, 1999, the Company recorded $1,107,000 of income related to its equity in earnings of Stratosphere Corporation. There was no such income in 1998.

Net earnings for the three months ended March 31, 1999 decreased by $3,190,000 as compared to the three months ended March 31, 1998 primarily due to decreased earnings before property transactions and equity interest in affiliate as mentioned above.

Diluted earnings per weighted average limited partnership unit outstanding before property transactions and equity interest in affiliate were $.20 in the three months ended March 31, 1999 compared to $.26 in the comparable period of 1998, and net gain from property transactions and equity in earnings of affiliate was $.06 in the three months ended March 31, 1999 compared to $.07 in the comparable period of 1998. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.26 in the three months ended March 31, 1999 compared to $.33 in the comparable period of 1998.

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

In 1999,  23  leases  covering  23  properties  and  representing  approximately
$1,778,000 in annual rentals are scheduled to expire. Six of these leases originally representing approximately $858,000 in annual rental income have been or will be re-let or renewed for approximately $863,000 in annual rentals. Such renewals are generally for a term of five years. Ten properties, with an approximate annual rental income of $461,000, will be marketed for sale or lease when the current lease term expires. Four properties with annual rental income of $255,000 have been or will be purchased by their tenants pursuant to the exercise of purchase options. The status of three properties with an approximate annual rental income of $204,000 is uncertain at this time.

The Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 1999. The Company believes that it should continue to hold and invest rather than distribute cash. In making its announcement, the Company noted it plans to continue to apply available operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies including environmental matters and scheduled lease expirations.

During the three months ended March 31, 1999, the Company generated approximately $9.4 million in cash flow from day-to-day operations which excludes approximately $2.1 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $616,000 during the three months ended March 31, 1999.

In 1999, the Company has approximately $5.4 million of maturing debt obligations. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the three months ended March 31, 1999, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $8.8 million which was added to the Company's operating cash reserves. The Company's operating cash reserves are approximately $82.1 million at March 31, 1999 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to provide for scheduled lease expirations and other contingencies including environmental matters.

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $5.0 million in the three months ended March 31, 1999. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

The Company's investment in Stratosphere was transferred to an affiliate of Icahn in order to facilitate Stratosphere's reorganization. Pursuant to a prior agreement, the Company received $60.7 million for its interest from an affiliate of Icahn. The Company expects that it will obtain the appropriate licenses and repurchase such Stratosphere interest upon such approval, together with its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or been obtained in connection with such Stratosphere interests while held by the affiliate of Icahn. Also, the Company understands that Stratosphere may seek approximately $80 million for expansion of its hotel and casino facility, a substantial portion of which may be provided by the Company.

In 1999, the Company invested approximately $.6 million in the common stock of RJR Nabisco Holdings Corp., and $4.4 million in the debt of Philip Services Corp. and is investigating possible tender offers for real estate operating companies and real estate limited partnership units.

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

The United States Securities and Exchange Commission requires that registrants include information about primary market risk exposures relating to financial instruments. Through its operating and investment activities, the Company is exposed to market, credit and related risks, including those described elsewhere herein. As the Company may invest in debt or equity securities of companies undergoing restructuring or undervalued by the market, these securities are subject to inherent risks due to price fluctuations, and risks relating to the issuer and its industry, and the market for these securities may be less liquid and more volatile than that of higher rated or more widely followed securities.

Other related risks include liquidity risks, which arise in the course of the Company's general funding activities and the management of its balance sheet. This includes both risks relating to the raising of funding with appropriate maturity and interest rate characteristics and the risk of being unable to liquidate an asset in a timely manner at an acceptable price. Real estate investments by their nature are often difficult or time-consuming to liquidate. Also, buyers of minority interests may be difficult to secure, while transfers of large block positions may be subject to legal, contractual or market restrictions. Other operating risks for the Company include lease terminations, whether scheduled terminations or due to tenant defaults or bankruptcies, development risks, and environmental and capital expenditure matters, as described elsewhere herein.

Whenever practical, the Company employs internal strategies to mitigate exposure to these and other risks. The Company, on a case by case basis with respect to new investments, performs internal analyses of risk identification, assessment and control. The Company reviews credit exposures, and seeks to mitigate counterparty credit exposure through various techniques, including obtaining and maintaining collateral, and assessing the creditworthiness of counterparties and issuers. Where appropriate, an analysis is made of political, economic and financial conditions, including those of foreign countries. Operating risk is managed through the use of experienced personnel. The Company seeks to achieve adequate returns commensurate with the risk it assumes. The Company utilizes qualitative as well as quantitative information in managing risk.

The Company's market risk exposure with respect to its investments in marketable securities such as the RJR stock may be material. The market risk exposure with respect to the RJR stock at March 31, 1999 relates primarily to price risk. The Company has classified RJR as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet with unrealized holding gains and losses reflected in Partners' Equity. Unrealized holding gains and losses are not included in the Consolidated Statement of Earnings. At March 31, 1999, unrealized holding losses of $14,123,000 have been recorded in Partners' Equity. These unrealized holding losses are the difference between the $25.00 closing price of the RJR common shares at March 31, 1999 and the Company's average cost per share of $27.19. The closing price of the RJR common shares at May 12, 1999 was $28.75 which would result in current unrealized holding gains of approximately $10 million.

The Company's investment in RJR stock accounted for approximately 14% of its assets at March 31, 1999. A material reduction in the price of the RJR stock could have a material impact on the Company's capital position. As with other companies engaged in the tobacco business, RJR is subject to risk and continuing litigation relating to tobacco and related liabilities. While the Company has analyzed these risks and considered market information regarding RJR, there can be no assurance that there will not be a significant fluctuation in the market value of its investment in RJR.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Response to this item is included in Item 2. "Management Discussion and Analysis of Financial Condition and Results of Operations" above.

Part II.  Other information

Item 6. Exhibits and Reports on Form 8-K

(a) Financial Data Schedule is attached hereto as Exhibit EX-27

    EXHIBIT INDEX

          Exhibit               Description
          EX-27                 Financial Data Schedule

(b) (1) Form 8-K was filed on March 29, 1999 announcing the 1998 fourth quarter and full year financial results and that no distributions are expected to be made during 1999.

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

Date: May 14, 1999