Form 10-Q
period 1999-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1999-08-16
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   June 30, 1999

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

                          Commission file number 1-9516

                       American Real Estate Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             13-3398766
--------------------------------------------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

100 South Bedford Road, Mt. Kisco, NY                10549
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

(Registrant's telephone number,
 including area code)                              (914) 242-7700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

           American Real Estate Partners, L.P.-Form 10-Q-June 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                  Page No.

         Consolidated Balance Sheets -
         June 30, 1999 and December 31, 1998 .............................   1-2

         Consolidated Statements of Earnings -
         Three Months Ended June 30, 1999 and 1998 .......................    3

         Consolidated Statements of Earnings
         Six Months Ended June 30, 1999 and 1998 .........................    4

         Consolidated Statement of Changes In
         Partners' Equity and Other Comprehensive Income
         Six Months Ended June 30, 1999 ..................................    5

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1999 and 1998 .........................   6-7

         Notes to Consolidated Financial Statements ......................    8

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations .............................................   17

         Item 3.  Quantitative and Qualitative Disclosure About
                  Market Risks ...........................................   26

PART II.  OTHER INFORMATION ..............................................   26

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                                   (In $000's)

                                                      June 30,     December 31,
                                                        1999           1998
                                                    ----------     ----------
                                                     (unaudited)
ASSETS

Real estate leased to others:
   Accounted for under the financing
      method                                        $  239,952     $  245,920
   Accounted for under the operating
     method, net of accumulated
     depreciation                                      133,338        135,634
Investment in treasury bills                           417,727        363,884
Marketable equity securities                                --        190,775
Mortgages and notes receivable:
   Held for investment                                  43,125         45,173
   Available for sale                                   20,407         22,440
Cash and cash equivalents                              211,486         16,462
Equity interest in Stratosphere Corporation             50,208         48,969
Development properties                                  12,289         12,830
Investment in limited partnerships                       4,456          5,569
Hotel and resort operating properties,
   net of accumulated depreciation                      24,304         22,037
Receivables and other assets                            13,783         18,994
Property held for sale                                   4,221          3,893
Debt placement costs,
   net of accumulated amortization                       1,719          1,544
Construction in progress                                 2,290          1,791
                                                    ----------     ----------

   Total                                            $1,179,305     $1,135,915
                                                    ==========     ==========

      Continued..........

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

                                   (In $000's)

                                                      June 30,     December 31,
                                                        1999           1998
                                                    ----------     ----------
                                                     (unaudited)
LIABILITIES

Mortgages payable                                  $   175,325      $   173,559
Due to affiliate                                        62,779           60,750
Accounts payable, accrued
   expenses and other liabilities                       11,970           10,004
Deferred income                                          2,786            2,788
Distributions payable                                      315              315
                                                   -----------      -----------
   Total liabilities                                   253,175          247,416
                                                   -----------      -----------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
     preference, 5% cumulative pay-
     in-kind redeemable; 9,400,000
     authorized; 8,060,437 and 7,676,607
     issued and outstanding as of
     June 30, 1999 and Dec. 31, 1998                    81,612           79,645

   Depositary units; 47,850,000
     authorized; 47,235,484
     outstanding                                       839,241          802,856

General partner                                         18,698           17,919

Treasury units at cost:
   1,137,200 depositary units                          (11,921)         (11,921)
                                                   -----------      -----------
     Total partners' equity                            927,630          888,499
                                                   -----------      -----------
       Total                                       $ 1,180,805      $ 1,135,915
                                                   ===========      ===========

                 See notes to consolidated financial statements

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                       (In $000's except per unit amounts)

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                            1999           1998
                                                            ----           ----
Revenues:
   Interest income on financing leases                 $      5,713   $      6,148
   Interest income on treasury bills
     and other investments                                    4,800          7,920
   Rental income                                              5,010          4,238
   Hotel and resort operating income                          5,332            928
   Dividend income                                            3,576          1,804
   Other income                                                  --            281
                                                       ------------   ------------
                                                             24,431         21,319
                                                       ------------   ------------
Expenses:
   Interest expense                                           4,795          3,848
   Depreciation and amortization                              1,357          1,086
   General and administrative expenses                        1,162            762
   Property expenses                                            794            649
   Hotel and resort operating expenses                        3,599            874
                                                       ------------   ------------
                                                             11,707          7,219
                                                       ------------   ------------
Earnings before property and securities
   transactions and equity interest in affiliate             12,724         14,100
Provision for loss on real estate                                --           (150)
Gain on sales and disposition of real estate                    959          2,527
Gain on sale of marketable equity securities                 28,590
Equity in earnings of Stratosphere Corporation                  139             --
                                                       ------------   ------------

NET EARNINGS                                           $     42,412   $     16,477
                                                       ============   ============

Net earnings attributable to:
   Limited partners                                    $     41,568         16,149
   General partner                                              844            328
                                                       ------------   ------------
                                                       $     42,412   $     16,477
                                                       ============   ============
Net earnings per limited
   partnership unit (Note 11):
   Basic earnings                                      $        .88   $        .33
                                                       ============   ============

Weighted average limited partnership
   units outstanding                                     46,098,284     46,198,284
                                                       ============   ============

   Diluted earnings                                    $        .74   $        .30
                                                       ============   ============

Weighted average limited partnership
   units and equivalent partnership
   units outstanding                                     56,249,021     53,862,527
                                                       ============   ============

                 See notes to consolidated financial statements

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                       (In $000's except per unit amounts)

                                                     Six Months Ended June 30,
                                                   ----------------------------
                                                       1999            1998
                                                       ----            ----
Revenues:
   Interest income on
     financing leases                              $     11,506    $     12,411
   Interest income on treasury bills
     and other investments                                9,808          14,376
   Rental income                                         10,004           9,014
   Hotel and resort operating income                      7,798           2,170
   Dividend income                                        7,427           4,325
   Other income                                              --             379
                                                   ------------    ------------
                                                         46,543          42,675
                                                   ------------    ------------
Expenses:
   Interest expense                                       9,804           7,184
   Depreciation and amortization                          2,837           2,408
   General and administrative
     expenses                                             2,115           1,650
   Property expenses                                      1,522           1,565
   Hotel and resort operating expenses                    6,314           1,866
                                                   ------------    ------------

                                                         22,592          14,673
                                                   ------------    ------------
Earnings before property and securities
   transactions and equity interest in affiliate         23,951          28,002
Provision for loss on real estate                          (227)           (602)
Gain on sales and disposition
   of real estate                                         3,662           7,077
Gain on sale of marketable equity securities             28,590
Equity in earnings of Stratosphere Corp.                  1,246              --
                                                   ------------    ------------

NET EARNINGS                                       $     57,222    $     34,477
                                                   ============    ============

Net earnings attributable to:
   Limited partners                                $     56,083    $     33,791
   General partner                                        1,139             686
                                                   ------------    ------------
                                                   $     57,222    $     34,477
                                                   ============    ============
Net earnings per limited
   partnership unit (Note 11):
   Basic earnings                                  $       1.17    $        .69
                                                   ============    ============

Weighted average limited partnership
   units outstanding                                 46,098,284      46,198,284
                                                   ============    ============

   Diluted earnings                                $       1.01    $        .63
                                                   ============    ============

Weighted average limited partnership
   units and equivalent partnership
   units outstanding                                 55,567,794      53,590,808
                                                   ============    ============

                 See notes to consolidated financial statements

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                         Six Months Ended June 30, 1999
                                   (unaudited)
                                   (In $000's)

                                                       Limited Partners' Equity
                                      General         ---------------------------                        Total
                                      Partner's       Depositary       Preferred        Held in          Partners'
                                      Equity            Units            Units          Treasury         Equity
                                      ------            -----            -----          --------         ------
Balance
Dec. 31, 1998                        $  17,919        $ 802,856        $  79,645       $ (11,921)       $ 888,499

Comprehensive income:
   Net earnings                          1,139           56,083               --              --           57,222

Sale of marketable
   equity securities available
   for sale                               (320)         (15,738)              --              --          (16,058)

Unrealized losses on
securities available
   for sale                                (40)          (1,993)              --              --           (2,033)
                                     ---------        ---------        ---------       ---------        ---------
Comprehensive income                       779           38,352               --              --           39,131

Pay-in-kind
distribution                                --           (1,967)           1,967              --               --
                                     ---------        ---------        ---------       ---------        ---------

Balance
June 30, 1999                        $  18,698        $ 839,241        $  81,612       $ (11,921)       $ 927,630
                                     =========        =========        =========       =========        =========

Accumulated other comprehensive loss at June 30, 1999 was $8,818.

                 See notes to consolidated financial statements

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                     1999         1998
                                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                $  57,222    $  34,477
      Adjustments to reconcile earnings to net
        cash provided by operating activities:
          Depreciation and amortization                               2,837        2,408
          Gain on sales and disposition of real estate               (3,622)      (7,077)
          Gain on sale of marketable equity securities              (28,590)          --
          Equity in earnings of Stratosphere Corporation             (1,246)          --
          Provision for loss on real estate                             227          602
          Changes in:
            Decrease in deferred income                                  (2)          (2)
            Decrease (increase) in receivables
               and other assets                                       3,042       (1,868)
            Increase (decrease) in accounts payable,
               accrued expenses and other liabilities                 2,045       (1,294)
                                                                  ---------    ---------
               Net cash provided by operating activities             31,913       27,246
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease (increase) in mortgages and notes receivable           1,477      (28,960)
      Net proceeds from the sale and disposition
        of real estate                                                6,841       22,164
      Principal payments received on leases
        accounted for under the financing method                      3,976        3,938
      Construction in progress                                         (499)        (302)
      Principal receipts on mortgages receivable                        166          324
      Capitalized expenditures for real estate                       (1,733)        (458)
      Investment in treasury bills                                  (53,843)     (50,847)
      Decrease (increase) in investment in limited partnerships       1,113      (21,015)
      Disposition of marketable equity securities                   203,917           --
      Increase in due to affiliate                                    2,029           --
      Property acquisitions                                          (1,923)         (57)
                                                                  ---------    ---------
               Net cash provided by (used in) investing
                activities                                          161,521      (75,213)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Partners' equity:
        Distributions to partners                                        --          (94)
      Debt:
        Increase in mortgages payable                                 6,300       19,750
        Increase in notes payable                                        --       15,235
        Periodic principal payments                                  (4,535)      (4,486)
        Balloon payments                                                 --       (1,369)
        Debt placement costs                                           (175)        (609)
        Senior Debt principal payment                                    --      (11,308)
                                                                  ---------    ---------
               Net cash provided by financing activities              1,590       17,119
                                                                  ---------    ---------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                                        195,024      (30,848)

CASH AND CASH EQUIVALENTS, beginning of period                       16,462       29,147
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                          $ 211,486    $  98,299
                                                                  =========    =========

Continued................

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1999         1998
                                                         ----         ----
SUPPLEMENTAL INFORMATION:
 Cash payments for interest                            $ 9,828      $ 6,127
                                                       =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Reclassifications:
    To property held for sale                          $   352      $   971
    From financing lease                                  (136)          --
    From operating lease                                  (216)        (971)
    From receivables and other assets                   (2,169)          --
    To hotel and resort operating properties               180           --
    To due to affiliate                                  3,221           --
    From accounts payable, accrued expenses
      and other liabilities                             (1,232)          --
    From hotel and resort operating property              (763)          --
    To development property                                763           --
                                                       -------      -------

                                                       $    --      $    --
                                                       =======      =======

                 See notes to consolidated financial statements

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. General

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Conflicts of Interest and Transactions with Related Parties

a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner ("the Audit Committee"). For the three and six months ended June 30, 1999, the Company paid rent of approximately $52,000 and $104,000, respectively, in accordance with the agreement.

b. The Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three and six months ended June 30, 1999, the affiliates paid the Company approximately $15,000 and $30,000, respectively, for rent of the sublet space. Such payments have been approved by the Audit Committee.

c. As of June 30, 1999, affiliates of Carl C. Icahn, the Chairman of the Board of the General Partner, own 6,974,167 Preferred Units and 38,083,209 Depositary Units.

d. In the three and six months ended June 30, 1999, the Company reimbursed Bayswater Realty & Capital Corp., an affiliate of the General Partner, approximately $209,000 and $312,000 respectively, for development and construction management services and related expenses. Such reimbursements have been approved by the Audit Committee.

3. Commitments and Contingencies

On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

annual rental for this property is approximately $248,000. In January 1999, Caldor announced it would liquidate its holdings and close its stores. The tenant has exercised its right to reject the lease effective July 31, 1999. At June 30, 1999, the property has a carrying value of approximately $1,756,000 and is unencumbered by any mortgage.

4. Hotel and Resort Operating Properties

Since August 1992, the Company has operated a Holiday Inn located in Miami, Florida, subject to a ground lease. In April 1999, the Company acquired the underlying land for approximately $1.9 million.

On August 1, 1998, the Company acquired the New Seabury resort located in Cape Cod, Massachusetts.

Hotel and resort operations for the three and six months ended June 30, 1999 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating income" less " hotel and resort operating expenses") resulted in income of approximately $1,733,000 and $1,484,000 for the three and six months ended June 30, 1999, respectively. Hotel and resort operating expenses include all expenses except for approximately $333,000 and $666,000 of depreciation and amortization for the three and six months ended June 30, 1999, respectively.

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

Greate Bay owns and operates the Sands, a destination resort complex located in Atlantic City, New Jersey. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code to restructure Greate Bay's long term debt.

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

The Company has classified the GB Property Notes as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At June 30, 1999 unrealized holding losses of $2,443,000 have been recorded in Partners' Equity. At June 30, the carrying value was $12,682,000.

b. In 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. $85 million of such notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. In March 1999, the Company received the previously postponed semi-annual interest payment due February 1, 1999. In July 1999, the Claridge Corporation announced that it does not expect to pay the interest due August 1, 1999 and that it expects to file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code to facilitate a financial restructuring.

The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex located in Atlantic City, New Jersey.

The Company has classified the Claridge Corporation Notes as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At June 30, 1999 unrealized holding losses of $6,375,000 have been recorded in Partners' Equity. At June 30, 1999, the carrying value was $7,725,000.

c. In 1998, the Company purchased approximately $76.1 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. (collectively, "Philips") for approximately $35.2 million. In 1999, the Company purchased an additional $9.4 million of Philips debt for approximately $4.4 million. In addition, the Company received a repayment from asset sales of approximately $5.6 million.

In addition, an affiliate of Mr. Icahn purchased approximately $200 million of senior debt of Philips and also owns common shares of Philips. Philips, which is Canadian-based, is an integrated metals recovery and industrial services company. In June 1999, Philips filed a voluntary application to reorganize under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto, Canada and voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. Philips is operating as a debtor-in-possession and expects to complete the reorganization process by year end.

The Company has classified the Philips debt as held for investment. At June 30, 1999, the carrying value totalled approximately $34.1 million.

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

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

The difference between the Company's carrying value and its share of Stratosphere's net equity at date of reorganization is being accreted over a 40 year period. For the three and six months ended June 30, 1999, approximately $79,000 and $158,000 of accretion and $60,000 and $1,088,000 of income have been included in "Equity in earnings of Stratosphere Corporation", respectively.

At June 30, 1999, the Company has an equity interest of approximately $50,208,000 and a corresponding liability of approximately $62,779,000 to reflect the Company's obligation to repurchase its Stratosphere interest. This liability includes approximately $2,787,000 of interest expense due to the affiliate of the General Partner for the six months ended June 30, 1999.

Condensed financial information for this investment at June 30, 1999 and for the three and six months then ended is shown below (in $000's).

                                                  Total
                                                  -----
            Current assets                      $ 31,096
            Noncurrent assets                    127,560
            Current liabilities                   22,405
            Noncurrent liabilities                 7,116
            Net equity                           129,135
            The Company's share                   62,677

            Three months ended 6/30/99:
            Revenues                            $ 29,771
            Costs and other deductions            29,649
            Net income                               122
            The Company's share                       60

          American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

            Six months ended 6/30/99:
            Revenues                            $ 63,686
            Costs and other deductions            61,445
            Net income                             2,241
            The Company's share                    1,088

7. Marketable Equity Securities

The Company owned 6,448,200 common shares of RJR Nabisco Holdings Corp. ("RJR") purchased for approximately $175.3 million. On June 14, 1999, the Company sold its entire interest in RJR for net proceeds of approximately $203.9 million realizing a gain of approximately $28.6 million.

The Company had classified RJR as available for sale for accounting purposes. This investment was carried at fair market value on the Balance Sheet with unrealized holding gains and losses reflected in Partners' Equity. Unrealized holding gains and losses were not included in the Consolidated Statements of Earnings. Unrealized holding gains of $16,058,000 had previously been recorded in Partners' Equity.

The Company recorded dividend income of approximately $3.3 and $6.6 million in the three and six months ended June 30, 1999, respectively.

8. Property Held For Sale

At June 30, 1999, the Company owned eleven properties that were being actively marketed for sale. At June 30, 1999, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of these properties at June 30, 1999 is estimated to be approximately $4,221,000.

9. Significant Property Transactions

In February 1999, the Company sold two properties located in Augusta, GA and Richmond, VA, to its tenant, Haverty Furniture Companies, Inc., pursuant to its exercise of a purchase option, for a selling price of approximately $2,734,000. As a result, the Company recognized a gain of approximately $1,609,000 in the six months ended June 30, 1999.

10. Mortgages Payable

On June 30, 1999, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $6.3 million, which is secured by a mortgage on an industrial building tenanted by Stone Container Corporation, located in Germantown, Wisconsin. The loan bears interest at 7.25% per annum

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

and matures July 1, 2009, at which time the remaining principal balance of approximately $5 million will be due. Annual debt service is approximately $546,000.

11. Distributions Payable

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non-consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

12. Preferred Units

Pursuant to the terms of the Preferred Units, on February 23, 1999, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 1999 to holders of record as of March 15, 1999. A total of 383,830 additional Preferred Units were issued. As of June 30, 1999, 8,060,437 Preferred Units are issued and outstanding.

13. Earnings Per Share

For the three and six months ended June 30, 1999 and 1998, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                              Three Months Ended       Six Months Ended
                                              ------------------       ----------------
                                              6/30/99   6/30/98       6/30/99    6/30/98
                                              -------   -------       -------    -------
Basic:
 Earnings before property
    and securities transactions
    and equity interest in affiliate          $  .25      $  .28      $  .47      $  .55
 Net gain from property
    and securities transactions
    and equity in earnings of
    Stratosphere Corporation                     .63         .05         .70         .14
                                              ------      ------      ------      ------
Net earnings                                  $  .88      $  .33      $ 1.17      $  .69
                                              ======      ======      ======      ======
Diluted:
 Earnings before property and securities
    transactions and equity interest
    in affiliate                              $  .22      $  .26      $  .42      $  .51
 Net gain from property

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

    and securities transactions
    and equity in earnings
    of Stratosphere Corporation                  .52         .04         .59         .12
                                              ------      ------      ------      ------
    Net earnings                                .$74      $  .30      $ 1.01      $  .63
                                              ======      ======      ======      ======

14. Comprehensive Income

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended June 30, 1999 and 1998 is as follows (in $000's):

                                                     1999           1998
                                                   --------       --------

      Net income                                   $ 42,412       $ 16,477
      Realized gains previously
        reported in partner's equity                (16,058)            --
      Unrealized gains on securities
         available for sale                            (383)            --
                                                   --------       --------

      Comprehensive income                         $ 25,971       $ 16,477
                                                   ========       ========

      Comprehensive income for the six months ended June 30, 1999 and 1998 are as follows (in $000's):
                                                      1999          1998
                                                    --------      --------

      Net income                                    $ 57,222      $ 34,477
      Realized gains previously
        reported in partner's equity                 (16,058)           --
      Unrealized losses on securities
        available for sale                             2,033            --
                                                    --------      --------
      Comprehensive income                          $ 39,131      $ 34,477
                                                    ========      ========

15. Segment Reporting

The Company is engaged in four operating segments consisting of the ownership and operation of (i) rental real estate, (ii) hotel and resort operating properties, (iii) property development, and (iv) investment in securities including investment in other limited partnerships and marketable equity

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

securities. The Company's reportable segments offer different services and require different operating strategies and management expertise.

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

The revenues and net earnings for each of the reportable segments are summarized as follows for the three and six months ended June 30, 1999 and 1998 (in $000's).

                                                              Three Months Ended
                                                              ------------------
                                                           6/30/99         6/30/98
                                                           -------         -------
      Revenues:
          Rental real estate                               $ 10,723       $ 10,386
          Hotel & resort operating properties                 5,332            928
          Other investments                                   3,742          2,161
                                                           --------       --------

                  Sub-total                                  19,797         13,475

      Reconciling items                                       4,634(1)       7,844(1)
                                                           --------       --------

                  Total revenues                           $ 24,431       $ 21,319
                                                           ========       ========

(1) Primarily interest income on T-bills and other short-term investments and other income.

                                                              Three Months Ended
                                                              ------------------
      Net earnings:                                        6/30/99         6/30/98
                                                           -------         -------
      Segment earnings:
          Rental real estate                               $  9,929       $  9,737
          Hotel and resort operating properties               1,733             54
          Other investments                                   3,742          2,161
                                                           --------       --------

                   Total segment earnings                    15,404         11,952

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

      Interest income                                         4,634          7,563
      Interest expense                                       (4,795)        (3,848)
      Other income                                               --            281
      General and administrative expenses                    (1,162)          (762)
      Depreciation and amortization                          (1,357)        (1,086)
                                                           --------       --------
      Earnings before property and securities
          transactions and equity interest  in affiliate     12,724         14,100
      Gain on sale of marketable
          equity securities                                  28,590             --
      Gain on property transactions
          and equity in earnings of
          Stratosphere Corporation                            1,098          2,377
      General partner's share                                  (844)          (328)
                                                           --------       --------

      Net earnings-limited partner unitholders             $ 41,568       $ 16,149
                                                           ========       ========

                                                               Six Months Ended
                                                               ----------------
                                                           6/30/99         6/30/98
                                                           -------         -------
      Revenues:
      Rental real estate                                   $ 21,510       $ 21,425
      Hotel & resort operating properties                     7,798          2,170
      Other investments                                       8,279          4,938
                                                           --------       --------

                   Sub-total                                 37,587         28,533

      Reconciling items                                       8,956(1)      14,142(1)
                                                           --------       --------

                   Total revenues                          $ 46,543       $ 42,675
                                                           ========       ========

(1) Primarily interest income on T-bills and other short-term investments and other income.

                                                               Six Months Ended
                                                               ----------------
      Net earnings:                                        6/30/99         6/30/98
                                                           -------         -------
      Segment earnings:
          Rental real estate                               $ 19,988       $ 19,860
          Hotel and resort operating properties               1,484            304
          Other investments                                   8,279          4,938
                                                           --------       --------

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

              Total segment earnings                         29,751         25,102
      Interest income                                         8,956         13,763
      Interest expense                                       (9,804)        (7,184)
      Other income                                               --            379
      General and administrative expenses                    (2,115)        (1,650)
      Depreciation and amortization                          (2,837)        (2.408)
                                                           --------       --------
      Earnings before property and securities
            transactions and equity interest  in affiliate   23,951         28,002
      Gain on sale of marketable
            equity securities                                28,590             --
      Gain on property transactions
          and equity in earnings of
          Stratosphere Corporation                            4,681          6,475
      General partner's share                                (1,139)          (686)
                                                           --------       --------
      Net earnings-limited partner unitholders             $ 56,083       $ 33,791
                                                           ========       ========

16. Subsequent Events

a. On July 1, 1999, the Company sold a property located in Burbank, California to its tenant, Lockheed Missile and Space Company, Inc. for a selling price of approximately $9,800,000. A gain of approximately $3.4 million will be recorded in the third quarter of 1999.

b. In July 1999, the Company purchased an office and industrial facility located in Madison, Wisconsin. The property is net leased to Rayovac Corporation. The purchase price was $22,000,000 cash. The lease term, which commenced December 15, 1985 is for twenty-eight years with rent currently at approximately $1,641,000 per year until December 31, 1999 when a scheduled cumulative consumer price index ("CPI") rent adjustment will occur with the new rent anticipated to be approximately $2 million per year. There are several additional CPI adjustments over the initial term of the lease which are based on the increase in the CPI since base year 1987. There is one ten year renewal period with rent based on additional CPI adjustments.

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

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

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

General

The Company believes that it will benefit from the acquisition of assets undervalued in the market and diversification of its portfolio of assets. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. From time to time the Company has discussed and in the future may discuss and may make such acquisitions from Mr. Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to the Company. Additionally, in selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, the Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio. Furthermore, it should be noted that recent financial market conditions have resulted in reductions in available credit on satisfactory terms to finance real estate related investments.

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

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

By the end of the year 2002, net leases representing approximately 25.5% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 36.5% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

An amendment to the Partnership Agreement (the "Amendment" ) became effective in August, 1996 which permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in the real estate market. An example of these investments is the Company's recent investment in RJR referred to elsewhere herein. As with real estate related investments, among these types of investments that the Company will consider are opportunistic investments undervalued in the market, in companies that, for example, may be undergoing restructuring and may require significant capital expenditures.

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

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

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

The Company is investigating the potential impact of the year 2000 in the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company believes it has identified and is addressing the year 2000 operating issues under its control. Based on current information, costs of addressing and solving potential problems have not had and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. It should be noted that most of the Company's real estate assets have been net leased to single corporate tenants who, with certain exceptions, are required to pay all expenses and building maintenance related to the leased property, including any property related expenses from year 2000 problems. However, the likelihood and effects of year 2000 failures on tenants, infrastructure systems and suppliers and vendors of the Company cannot be estimated. Failures of third parties such as banks and significant tenants to comply with year 2000 problems could have an adverse impact on the Company's business, including the inability to receive or process payments from tenants for significant periods of time. If the Company, its tenants or vendors are unable to resolve such processing issues in a timely manner, it could result in material financial risk. Accordingly, the Company will devote the necessary resources to resolve all

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

significant year 2000 issues in a timely manner, but believes that these issues will not be material to the Company's business aside from a catastrophic third-party failure that would affect most businesses.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Gross revenues increased by $3,112,000, or 14.6%, during the three months ended June 30, 1999 as compared to the same period in 1998. This increase reflects increases of $4,404,000 in hotel and resort operating income, $1,772,000 in dividend income and $772,000 in rental income partially offset by decreases of $3,120,000 in interest income on treasury bills and other investments, $435,000 in financing lease income and $281,000 in other income. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which began operations August 1, 1998. The increase in dividend income is primarily attributable to the Company's investment in RJR common stock. The increase in rental income is primarily due to property acquisitions. The decrease in interest income on treasury bills and other investments is primarily due to a decrease in short-term investments.

Expenses increased by $4,488,000, or 62.2%, during the three months ended June 30, 1999 compared to the same period in 1998. This increase reflects increases of $2,725,000 in hotel and resort operating expenses, $947,000 in interest expense, $400,000 in general and administrative expenses, $271,000 in depreciation and amortization and $145,000 in property expenses. The increase in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury as mentioned above. The increase in interest expense is primarily attributable to the interest expense due to an affiliate of the General Partner in connection with the Stratosphere repurchase obligation.

Earnings before property and securities transactions and equity interest in affiliate decreased during the three months ended June 30, 1999 by $1,376,000 as compared to the same period in 1998, primarily due to decreased interest income on treasury bills and other investments and financing lease income and increased interest expense partially offset by increases in net hotel and resort operations and dividend income.

Gain on property transactions decreased by $1,568,000 during the three months ended June 30, 1999 as compared to the same period in 1998, due to differences in the size and number of transactions.

During the three months ended June 30, 1999, the Company did not record a provision for loss on real estate as compared to $150,000 in the same period in 1998.

In the three months ended June 30, 1999, the Company recorded $139,000 of income related to its equity in earnings of Stratosphere Corporation. There was no such income in 1998.

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

In the three months ended June 30, 1999, the Company recorded a non-recurring gain on sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 1998.

Net earnings for the three months ended June 30, 1999 increased by $25,935,000 as compared to the three months ended June 30, 1998 primarily due to the non-recurring gain on sale of the Company's RJR common stock partially offset by decreased earnings before property and securities transactions and equity interest in affiliate as mentioned above and decreased gain on property transactions.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions and equity interest in affiliate were $.22 in the three months ended June 30, 1999 compared to $.26 in the comparable period of 1998, and net gain from property and securities transactions and equity in earnings of affiliate was $.52 in the three months ended June 30, 1999 compared to $.04 in the comparable period of 1998. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.74 in the three months ended June 30, 1999 compared to $.30 in the comparable period of 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Gross revenues increased by $3,868,000, or 9.1%, during the six months ended June 30, 1999 as compared to the same period in 1998. This increase reflects increases of $5,628,000 in hotel and resort operating income, $3,102,000 in dividend income and $990,000 in rental income partially offset by decreases of $4,568,000 in interest income on treasury bills and other investments, $905,000 in financing lease income and $379,000 in other income. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which began operations August 1, 1998. The increase in dividend income is primarily attributable to the Company's investment in RJR common stock. The increase in rental income is primarily due to property acquisitions. The decrease in interest income on treasury bills and other investments is primarily due to a decrease in short-term investments.

Expenses increased by $7,919,000, or 54.0%, during the six months ended June 30, 1999 compared to the same period in 1998. This increase reflects increases of $4,448,000 in hotel and resort operating expenses, $2,620,000 in interest expense, $429,000 in depreciation and amortization and $465,000 in general and administrative expenses partially offset by a decrease of $43,000 in property expenses. The increase in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury as mentioned above. The increase in interest expense is primarily attributable to the interest expense due to an affiliate of the General Partner in connection with the Stratosphere repurchase obligation.

Earnings before property and securities transactions and equity interest in affiliate decreased during the six months ended June 30, 1999 by $4,051,000 as compared to the same period in 1998, primarily due to

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

decreased interest income on treasury bills and other investments and financing lease income and increased interest expense partially offset by increases in net hotel and resort operations and dividend income.

Gain on property transactions decreased by $3,415,000 during the six months ended June 30, 1999 as compared to the same period in 1998, due to differences in the size and number of transactions.

During the six months ended June 30, 1999, the Company recorded a provision for loss on real estate of $227,000 as compared to $602,000 in the same period in 1998.

In the six months ended June 30, 1999, the Company recorded $1,246,000 of income related to its equity in earnings of Stratosphere Corporation. There was no such income in 1998.

In the six months ended June 30, 1999, the Company recorded a non-recurring gain on sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 1998.

Net earnings for the six months ended June 30, 1999 increased by $22,745,000 as compared to the six months ended June 30, 1998 primarily due to the non-recurring gain on the sale of the Company's RJR common stock partially offset by decreased earnings before property and securities transactions and decreased gain on property transactions.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions and equity interest in affiliate were $.42 in the six months ended June 30, 1999 compared to $.51 in the comparable period of 1998, and net gain from property and securities transactions and equity in earnings of affiliate was $.59 in the six months ended June 30, 1999 compared to $.12 in the comparable period of 1998. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.1.01 in the six months ended June 30, 1999 compared to $.63 in the comparable period of 1998.

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

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

In 1999, 23 leases covering 23 properties and representing approximately $1,785,000 in annual rentals are scheduled to expire. Seven of these leases originally representing approximately $958,000 in annual rental income have been or will be re-let or renewed for approximately $963,000 in annual rentals. Such renewals are generally for a term of five years. Eleven properties, with an approximate annual rental income of $552,000, will be marketed for sale or lease when the current lease term expires. Four properties with annual rental income of $255,000 have been purchased by their tenants pursuant to the exercise of purchase options. The status of one property with an approximate annual rental income of $20,000 is uncertain at this time.

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

During the six months ended June 30, 1999, the Company generated approximately $20.8 million in cash flow from day-to-day operations which excludes approximately $4.1 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $1.7 million during the six months ended June 30, 1999.

In 1999, the Company has approximately $5.4 million of maturing debt obligations. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the six months ended June 30, 1999, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $19.1 million which was added to the Company's operating cash reserves. The Company's operating cash reserves are approximately $92.4 million at June 30, 1999 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to provide for scheduled lease expirations and other contingencies including environmental matters.

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $6.8 million in the six months ended June 30, 1999. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

In 1998 and 1999, the Company invested approximately $175.3 million in the common stock of RJR. In June 1999, the Company sold its entire RJR position for net proceeds of approximately $203.9 million realizing a non-recurring gain of approximately $28.6 million. There can be no assurance that the Company will be able to realize any such investment gains in the future.

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

The Company is investigating possible tender offers for real estate operating companies and real estate limited partnership units.

The Company's cash and cash equivalents and investment in treasury bills increased by approximately $248.9 million during the first six months of 1999, primarily due to the sale of RJR stock ($203.9 million), property sales ($6.8 million), net cash flow from operations ($19.1 million ), mortgage loan proceeds ($6.3 million), interest earned on the 1997 Rights Offering ($4.1 million) and other miscellaneous items ($8.7 million).

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

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

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

Whenever practical, the Company employs internal strategies to mitigate exposure to these and other risks. The Company, on a case by case basis with respect to new investments, performs internal analyses of risk identification, assessment and control. The Company reviews credit exposures, and seeks to mitigate counter party credit exposure through various techniques, including obtaining and maintaining collateral, and assessing the creditworthiness of counterparties and issuers. Where appropriate, an analysis is made of political, economic and financial conditions, including those of foreign countries. Operating risk is managed through the use of experienced personnel. The Company seeks to achieve adequate returns commensurate with the risk it assumes. The Company utilizes qualitative as well as quantitative information in managing risk.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Part II. Other information

Item 6. Exhibits and Reports on Form 8-K

(a)   Financial Data Schedule is attached hereto as Exhibit EX-27

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

EXHIBIT INDEX

     Exhibit               Description
     -------               -----------
     EX-27                 Financial Data Schedule

         American Real Estate Partners, L.P.-Form 10-Q - June 30, 1999

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

Date:   August 13, 1999