Form 10-Q/A
period 1999-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1999-08-31
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

(Mark One)
 --------

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                June 30, 1999
                                              -------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE  ACT OF 1934

For the  transition  period  from  __________________  to ____________

                          Commission file number 1-9516
                                                 ------

                       AMERICAN REAL ESTATE PARTNERS, L.P.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                              13-3398766
--------------------------------------------------------------------------------
              (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)               Identification No.)

           100 SOUTH BEDFORD ROAD, MT. KISCO, NY                10549
           -------------------------------------                -----
         (Address of principal executive offices)             (Zip Code)

              (Registrant's telephone number,               (914) 242-7700
                   including area code)                     --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         Yes  X  No
                                                                      ---    ---

         This Form 10-Q/A is being filed to correct a clerical error in the Company's Form 10-Q for the quarter ended June 30, 1999 as originally filed (the "Initial Form 10-Q"), as follows:

         In the Consolidated Statements of Cash Flows, appearing on page 6 of the Initial Form 10-Q, this Form 10-Q/A corrects the following clerical error:



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)

                                                                           SIX MONTHS ENDED JUNE 30, 1998
                                                                           ------------------------------
                                                                            AS
                                                                        ORIGINALLY                     AS
                                                                          FILED                     CORRECTED
                                                                        ----------                  ---------

CASH AND CASH EQUIVALENTS,                                                29,147                     129,147
   beginning of period

                                       1

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

                                   AMERICAN REAL ESTATE PARTNERS, L.P.
                                   By:  American Property Investors, Inc.
                                   General Partner

                                   /s/ John P. Saldarelli
                                   ----------------------------------------
                                   John P. Saldarelli
                                   Treasurer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)



Date:  August 30, 1999