Form 10-Q/A
period 1999-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1999-09-09
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                (Amendment No. 2)

(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended            June 30, 1999

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE  ACT OF 1934

For the  transition  period  from__________________  to____________

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

     In the Consolidated Balance Sheets, appearing on pages 1 and 2 of the Initial Form 10-Q, this Form 10-Q/A corrects the following clerical error:



                           CONSOLIDATED BALANCE SHEETS
                                   (In $000's)
                                                      June 30, 1999
                                                       (unaudited)
                                            ------------------------------------

                                                 AS
                                             ORIGINALLY                AS
LIABILITIES                                    FILED                CORRECTED
                                          -------------------  -----------------
Accounts payable, accrued
   expenses and other liabilities               11,970                10,470
                                          -------------------  -----------------
   Total liabilities                           253,175               251,675
                                          -------------------  -----------------


Total                                        1,180,805             1,179,305
                                          -------------------  -----------------
                                          -------------------  -----------------

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



Date:  September 9, 1999