Form 10-Q
period 1999-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 1999-11-15
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                      September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________

                          Commission file number 1-9516

                       American Real Estate Partners, L.P.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 13-3398766
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

100 South Bedford Road, Mt. Kisco, NY                  10549
-----------------------------------------        -------------------
(Address of principal executive offices)            (Zip Code)

(Registrant's telephone number,
 including area code)                             (914) 242-7700
                                                 -------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes |X| No|_|

        American Real Estate Partners, L.P.-Form 10-Q-September 30, 1999

                                      INDEX

PART  I. FINANCIAL INFORMATION

      Item 1. Financial Statements                                      Page No.

      Consolidated Balance Sheets -
      September 30, 1999 and December 31, 1998 ..............................1-2

      Consolidated Statements of Earnings -
      Three Months Ended September 30, 1999 and 1998...........................3

      Consolidated Statements of Earnings
      Nine Months Ended September 30, 1999 and 1998 ...........................4

      Consolidated Statement of Changes In
      Partners' Equity and Other Comprehensive Income
      Nine Months Ended September 30, 1999.....................................5

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1999 and 1998..........................6-7

      Notes to Consolidated Financial Statements...............................8

      Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations......................................................30

      Item 3. Quantitative and Qualitative Disclosure About
              Market Risks....................................................48

PART II.  OTHER INFORMATION...................................................48

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                                   (In $000's)

                                                 September 30,      December 31,
                                                     1999               1998
                                                 ------------       ------------
                                                 (unaudited)
ASSETS

Real estate leased to others:
   Accounted for under the financing
      method                                      $  230,577         $  245,920
   Accounted for under the operating
      method, net of accumulated
      depreciation                                   151,295            135,634
Investment in treasury bills                         452,195            363,884
Marketable equity securities                              --            190,775
Mortgages and notes receivable:
   Held for investment                                43,344             45,173
   Available for sale                                 31,252             22,440
Cash and cash equivalents                            188,952             16,462
Equity interest in Stratosphere Corporation           50,336             48,969
Development properties                                12,289             12,830
Investment in limited partnerships                     4,299              5,569
Hotel and resort operating properties,
   net of accumulated depreciation                    24,977             22,037
Receivables and other assets                          15,629             18,994
Property held for sale                                 5,089              3,893
Debt placement costs,
   net of accumulated amortization                     1,789              1,544
Construction in progress                               2,745              1,791
                                                  ----------         ----------

   Total                                          $1,214,768         $1,135,915
                                                  ==========         ==========

     Continued.....

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

                                   (In $000's)

                                                 September 30,      December 31,
                                                      1999              1998
                                                 -------------      ------------
                                                  (unaudited)
LIABILITIES

Mortgages payable                                   $188,911          $173,559
Due to affiliate                                      64,249            60,750
Accounts payable, accrued
   expenses and other liabilities                     10,384            10,004
Deferred income                                        2,785             2,788
Distributions payable                                    315               315
                                                    --------          --------

   Total liabilities                                 266,644           247,416
                                                    ========          ========

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
      preference, 5% cumulative pay-
      in-kind redeemable; 9,400,000
      authorized; 8,060,437 and 7,676,607
      issued and outstanding as of
      Sept.30, 1999 and Dec. 31, 1998                 82,620             79,645

   Depositary units; 47,850,000
      authorized; 47,235,484
      outstanding                                    858,319            802,856

General partner                                       19,106             17,919

Treasury units at cost:
   1,137,200 depositary units                        (11,921)           (11,921)
                                                 -----------       ------------

      Total partners' equity                         948,124            888,499
                                                 -----------       ------------

        Total                                    $ 1,214,768       $  1,135,915
                                                 ===========       ============

See notes to consolidated financial statements

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                       (In $000's except per unit amounts)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                        1999             1998
                                                     ----------      ----------
Revenues:
   Interest income on
      financing leases                                $    5,491      $    5,959
   Interest income on treasury bills
      and other investments                                7,746           7,580
   Rental income                                           5,391           4,671
   Hotel and resort operating income                       8,612           3,901
   Dividend income                                           344           4,649
   Other income                                              222             284
                                                      ----------      ----------
                                                          27,806          27,044
                                                      ----------      ----------
Expenses:
   Interest expense                                        4,813           4,040
   Depreciation and amortization                           1,204           1,042
   General and administrative
      expenses                                             1,044             663
   Property expenses                                         650             486
   Hotel and resort operating expenses                     5,437           2,562
                                                      ----------      ----------
                                                          13,148           8,793
                                                      ----------      ----------
Earnings before property and securities
   transactions and equity interest in affiliate          14,658          18,251
Provision for loss on real estate                         (1,137)             --
Gain on sales and disposition
   of real estate                                          5,286           2,683
Equity in earnings of Stratosphere Corporation               129              --
                                                      ----------      ----------

NET EARNINGS                                          $   18,936      $   20,934
                                                      ==========      ==========

Net earnings attributable to:
   Limited partners                                   $   18,559          20,517
   General partner                                           377             417
                                                      ----------      ----------
                                                         $18,936      $   20,934
                                                      ==========      ==========
Net earnings per limited
partnership unit (Note 11):
   Basic earnings                                     $      .38      $      .42
                                                      ==========      ==========

Weighted average limited partnership
   units outstanding                                  46,098,284      46,198,284
                                                      ==========      ==========

   Diluted earnings                                   $      .33      $      .38
                                                      ==========      ==========

Weighted average limited partnership
   units and equivalent partnership
   units outstanding                                  56,359,662      54,472,284
                                                      ==========      ==========

See notes to consolidated financial statements

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                       (In $000's except per unit amounts)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1999             1998
                                                     ----------      ----------
Revenues:
   Interest income on
      financing leases                               $   16,997      $   18,370
   Interest income on treasury bills
      and other investments                              17,554          21,956
   Rental income                                         15,395          13,685
   Hotel and resort operating income                     16,410           6,071
   Dividend income                                        7,771           8,974
   Other income                                             222             662
                                                     ----------      ----------
                                                         74,349          69,718
                                                     ----------      ----------
Expenses:
   Interest expense                                      14,617          11,224
   Depreciation and amortization                          4,041           3,449
   General and administrative
      expenses                                            3,159           2,313
   Property expenses                                      2,172           2,051
   Hotel and resort operating expenses                   11,751           4,428
                                                     ----------      ----------

                                                         35,740          23,465
                                                     ----------      ----------
Earnings before property and securities
   transactions and equity interest in affiliate         38,609          46,253
Provision for loss on real estate                        (1,364)           (602)
Gain on sales and disposition
   of real estate                                         8,948           9,760
Gain on sale of marketable equity securities             28,590              --
Equity in earnings of Stratosphere Corp.                  1,375              --
                                                     ----------      ----------

NET EARNINGS                                         $   76,158      $   55,411
                                                     ==========      ==========

Net earnings attributable to:
   Limited partners                                  $   74,642      $   54,308
   General partner                                        1,516           1,103
                                                     ----------      ----------
                                                     $   76,158      $   55,411
                                                     ==========      ==========
Net earnings per limited
   partnership unit (Note 11):
   Basic earnings                                    $     1.55      $     1.11
                                                     ==========      ==========

Weighted average limited partnership
   units outstanding                                 46,098,284      46,198,284
                                                     ==========      ==========

   Diluted earnings                                  $     1.34      $     1.01
                                                     ==========      ==========

Weighted average limited partnership
   units and equivalent partnership
   units outstanding                                 55,831,750      53,918,593
                                                     ==========      ==========

See notes to consolidated financial statements

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                      Nine Months Ended September 30, 1999
                                   (unaudited)
                                  (In $000's )

                                             Limited Partners' Equity
                                   General   ------------------------                Total
                                   Partner's  Depositary    Preferred    Held in     Partners'
                                   Equity       Units         Units     Treasury     Equity
                                 ---------    ---------    ---------   ---------    ---------
Balance
Dec. 31, 1998                    $  17,919    $ 802,856    $  79,645   $ (11,921)   $ 888,499

Comprehensive income:
   Net earnings                      1,516       74,642           --          --       76,158

Sale of marketable
   equity securities available
   for sale                           (320)     (15,738)          --          --      (16,058)

Unrealized losses on
securities available
   for sale                             (9)        (466)          --          --         (475)
                                 ---------    ---------    ---------   ---------    ---------
Comprehensive income                 1,187       58,438           --          --       59,625

Pay-in-kind
distribution                            --        (2,975)       2,975         --           --
                                 ---------    ---------    ---------   ---------    ---------

Balance
September 30, 1999               $  19,106    $ 858,319    $  82,620   $ (11,921)   $ 948,124
                                 =========    =========    =========   =========    =========

Accumulated other comprehensive loss at September 30, 1999 was $7,260.

See notes to consolidated financial statements.

American Real Estate Partners, L.P. Form-10-Q September 30, 1999

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)

                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                          1999        1998
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings                                                   $  76,158    $  55,411
       Adjustments to reconcile earnings to net
         cash provided by operating activities:
            Depreciation and amortization                                 4,041        3,449
            Gain on sales and disposition of real estate                 (8,948)      (9,760)
            Gain on sale of marketable equity securities                (28,590)          --
            Equity in earnings of Stratosphere Corporation               (1,375)          --
            Provision for loss on real estate                             1,364          602
            Changes in:
              Decrease in deferred income                                    (3)          (4)
              Decrease (increase) in receivables
                 and other assets                                         1,196      (15,461)
              Increase in accounts payable,
                             accrued expenses and other liabilities         320        8,941
                                                                      ---------    ---------

                 Net cash provided by operating activities               44,163       43,178
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase in mortgages and notes receivable                        (7,457)     (45,899)
       Net proceeds from the sale and disposition
         of real estate                                                  21,472       22,146
       Principal payments received on leases
         accounted for under the financing method                         5,958        5,884
       Construction in progress                                            (954)        (451)
       Capitalized expenditures for real estate                          (2,227)        (495)
       Investment in treasury bills                                     (88,311)     (50,435)
       Decrease (increase) in investment in limited partnerships          1,270      (28,263)
       Purchase of marketable equity securities                              --       (8,818)
       Disposition of marketable equity securities                      203,917           --
       Increase in due to affiliate                                       3,499           --
       Property acquisitions                                            (23,923)     (42,289)
                                                                      ---------    ---------

                 Net cash provided by (used in) investing
                  activities                                            113,244     (148,620)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Partners' equity:
         Distributions to partners                                           --           (94)
       Debt:
         Increase in mortgages payable                                   22,400        47,682
         Increase in notes payable                                           --        15,319
         Periodic principal payments                                     (7,048)      (6,731)
         Balloon payments                                                    --        (1,369)
         Debt placement costs                                              (269)        (360)
         Senior debt principal payment                                       --       (11,308)
                                                                      ---------    ---------

                 Net cash provided by financing activities               15,083       43,139
                                                                      ---------    ---------

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS                                            172,490      (62,303)

CASH AND CASH EQUIVALENTS, beginning of period                           16,462      129,147
                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                              $ 188,952    $  66,844
                                                                      =========    =========

  Continued................

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                   (In $000's)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1999              1998
                                                    --------          --------

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                        $ 15,263          $ 11,346
                                                    ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

  Reclassifications:
    To property held for sale                       $  1,333          $  1,271
    From financing lease                                (384)               --
    From mortgages and notes receivable                   --           (15,872)
    To operating lease                                    --            15,872
    From operating lease                                (949)           (1,271)
    From receivables and other assets                 (2,169)               --
    To hotel and resort operating properties             180                --
    To due to affiliate                                3,221                --
    From accounts payable, accrued expenses
       and other liabilities                          (1,232)               --
    From hotel and resort operating property            (763)               --
    To development property                              763                --
                                                    --------          --------

                                                    $     --            $   --
                                                    ========          ========

See notes to consolidated financial statements

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. General

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Conflicts of Interest and Transactions with Related Parties

a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"). For the three and nine months ended September 30, 1999, the Company paid rent of approximately $52,000 and $156,000, respectively, in accordance with the agreement.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

b. The Company entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. During the three and nine months ended September 30, 1999, the affiliates paid the Company approximately $15,000 and $45,000, respectively, for rent of the sublet space. Such payments have been approved by the Audit Committee.

c. As of November 4, 1999, affiliates of Carl C. Icahn ("Icahn"), the Chairman of the Board of the General Partner, own 6,974,167 Preferred Units and 38,962,136 Depositary Units.

d. In the three and nine months ended September 30, 1999, the Company reimbursed Bayswater Realty & Capital Corp., an affiliate of the General Partner, approximately $240,000 and $552,000 respectively, for development and construction management services and related expenses. Such reimbursements have been approved by the Audit Committee.

3. Commitments and Contingencies

On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

annual rental for this property is approximately $248,000. In January 1999, Caldor announced it would liquidate its holdings and close its stores. The tenant has exercised its right to reject the lease effective July 31, 1999. At September 30, 1999, the property has a carrying value of approximately $1,751,000 and is unencumbered by any mortgage.

4. Hotel and Resort Operating Properties

Since August 1992, the Company has operated a Holiday Inn located in Miami, Florida, subject to a ground lease. In April 1999, the Company acquired the underlying land for approximately $1.9 million.

On August 1, 1998, the Company acquired the New Seabury resort located in Cape Cod, Massachusetts.

Hotel and resort operations for the three and nine months ended September 30, 1999 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating income" less " hotel and resort operating expenses") resulted in income of approximately $3,175,000 and $4,659,000 for the three and nine months ended September 30, 1999, respectively. Hotel and resort operating expenses include all expenses except for approximately $333,000 and $999,000 of depreciation and amortization for the three and nine months ended September 30, 1999, respectively.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Hotel and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

5. Mortgages and Notes Receivable

a. In 1998, the Company acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $18.7 million of First Mortgage Notes ("Notes") issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $15.1 million. In the nine months ended September 30, 1999, the Company purchased additional Notes in the principal amount of $11.6 million with a purchase price of $9.3 million. Subsequent to September 30, 1999 the Company purchased additional Notes in the principal amount of $1,120,000 with a purchase price of $900,000. An affiliate of the General Partner also has an investment in Notes of GB Property. A total of $185 million of such Notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

Greate Bay owns and operates the Sands, a destination resort complex located in Atlantic City, New Jersey. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code to restructure Greate Bay's long term debt.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

The Company, the General Partner, and the directors and officers of the General Partner are in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. The Company understands that the application process may take a number of months. The Company has no reason to believe that it will not obtain its necessary license; however, the licensing application of the affiliate of the General Partner may be reviewed and approved by the authorities earlier than the Company's application. In an effort to facilitate the consummation of the Greate Bay reorganization process, the Company may enter into an agreement (the "Transfer/Repurchase Agreement") to transfer its interests in Greate Bay to an affiliate of the General Partner at a price equal to the Company's cost for such Notes. However, the affiliate of the General Partner would be obligated to sell back to the Company, and the Company would be obligated to repurchase such interest in Greate Bay at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company, as was done in the case of Stratosphere in Nevada. The Company would also acquire its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or been obtained in connection with such Greate Bay interests while held by the affiliate of the General Partner under the Transfer/Repurchase Agreement.

The Company has classified the GB Property Notes as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At September 30, 1999 unrealized holding

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

losses of $1,672,000 have been recorded in Partners' Equity. At September 30, 1999 the carrying value was $22,722,000.

b. In 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. In the nine months ended September 30, 1999, the Company purchased additional Notes in the principal amount of $30,000 with a purchase price of $17,000. Subsequent to September 30, 1999, the Company purchased additional Notes in the principal amount of $1,461,000 with a purchase price of $870,000. A total of $85 million of such notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. An affiliate of the General Partner also has an investment in the Notes of the Claridge Corporation. In March 1999, the Company received the previously postponed semi-annual interest payment due February 1, 1999. In August 1999, the Claridge Corporation announced that it would not pay the interest due August 1, 1999 and that it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code to facilitate a financial restructuring.

The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex located in Atlantic City, New Jersey.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

As mentioned above regarding the Company's interest in the Sands, the Company is pursuing gaming licenses in New Jersey. As in the case of the Sands, the Company and an affiliate of the General Partner may enter into a Transfer/Repurchase Agreement to facilitate the approval process with respect to the Claridge Hotel.

The Company has classified the Claridge Corporation Notes as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At September 30, 1999 unrealized holding losses of $5,588,000 have been recorded in Partners' Equity. At September 30, 1999, the carrying value was $8,530,000.

c. In 1998, the Company purchased approximately $76.1 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. (collectively, "Philips") for approximately $35.2 million. In 1999, the Company purchased an additional $9.4 million of Philips debt for approximately $4.4 million. In addition, the Company received a repayment from asset sales of approximately $5.6 million.

In addition, an affiliate of Mr. Icahn purchased approximately $200 million of senior debt of Philips and also owns common shares of Philips. Philips, which is Canadian-based, is an integrated metals recovery and industrial services company. In June 1999, Philips filed a voluntary application to reorganize under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto, Canada and voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. Philips is operating as a debtor-in-possession and expects to complete the reorganization process by year end. In

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

connection with the reorganization, the Company currently intends to act as a subparticipant and provide approximately $8.5 million of the $33.5 million debtor-in-possession financing obtained by Philips.

The Company has classified the Philips debt as held for investment. At September 30, 1999, the carrying value totalled approximately $34.1 million.

6. Equity Interest in Stratosphere Corporation

The Stratosphere Corporation ("Stratosphere") owns and operates the Stratosphere Tower Casino & Hotel, a destination resort complex located in Las Vegas, Nevada.

In October 1998, an affiliate of the General Partner obtained its licenses from the Nevada Gaming Authority and in accordance with a prior agreement paid the Company approximately $60.7 million for its Stratosphere interest. However, the affiliate of the General Partner was obligated to sell back to the Company and the Company was obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor) when the appropriate licenses were obtained by the Company.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

In October 1999 the Company obtained its Nevada Gaming Authority approvals and repurchased its Stratosphere interests for approximately $64.3 million representing the original purchase price plus accrued interest less a Stratosphere bankruptcy distribution.

For accounting purposes, the Company reflects its interest in Stratosphere under the equity method and has recorded its corresponding liability to repurchase from the affiliate of the General Partner in accordance with the Transfer/Repurchase Agreement.

The difference between the Company's carrying value and its share of Stratosphere's net equity at date of reorganization is being accreted over a 40 year period. For the three and nine months ended September 30, 1999, approximately $79,000 and $238,000 of accretion and $49,000 and $1,137,000 of income have been included in "Equity in earnings of Stratosphere Corporation", respectively.

At September 30, 1999, the Company has an equity interest of approximately $50,336,000 and a corresponding liability of approximately $64,249,000 to reflect the Company's obligation to repurchase its Stratosphere interest. Approximately $1,470,000 and $4,257,000 of interest expense due to the affiliate of the General Partner has been recorded in the three and nine months ended September 30, 1999.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Condensed financial information for this investment at September 30, 1999 and for the three and nine months then ended is shown below (in $000's).

                                                                          Total
                                                                        --------
Current assets                                                          $ 32,780
Noncurrent assets                                                        127,970
Current liabilities                                                       24,847
Noncurrent liabilities                                                     6,667
Net equity                                                               129,236
The Company's share                                                       62,726

Three months ended 9/30/99:

Revenues                                                                $ 30,712
Costs and other deductions                                                30,611
Net income                                                                   101
The Company's share                                                           49

Nine months ended 9/30/99:

Revenues                                                                $ 94,398
Costs and other deductions                                                92,056

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Net income                                                                 2,342
The Company's share                                                        1,137

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

The Company recorded dividend income of approximately $6.6 million in the nine months ended September 30, 1999.

8. Property Held For Sale

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

At September 30, 1999, the Company owned 14 properties that were being actively marketed for sale. At September 30, 1999, these properties have been stated at the lower of their carrying value or net realizable value. The aggregate value of these properties at September 30, 1999 is estimated to be approximately $5,089,000.

9. Significant Property Transactions

a. In February 1999, the Company sold two properties located in Augusta, GA and Richmond, VA, to its tenant, Haverty Furniture Companies, Inc., pursuant to its exercise of a purchase option, for a selling price of approximately $2,734,000. As a result, the Company recognized a gain of approximately $1.6 million in the nine months ended September 30, 1999.

b. In July 1999, the Company sold a property located in Burbank, California to its tenant, Lockheed Missile and Space Company, Inc., for a selling price of $9.8 million. A gain of approximately $3.4 million was recorded in the three and nine months ended September 30, 1999.

c. In July 1999, the Company purchased an office and industrial facility located in Madison, Wisconsin. The property is net leased to Rayovac Corporation. The purchase price was $22,000,000 (see Note 10b). The lease term, which commenced December 15, 1985, is for twenty-eight years with rent currently at

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

approximately $1,641,000 per year until December 31, 1999 when a scheduled cumulative consumer price index ("CPI") rent adjustment will occur with the new rent anticipated to be approximately $2 million per year. There are several additional CPI adjustments over the initial term of the lease which are based on the increase in the CPI since base year 1987. There is one ten year renewal period with rent based on additional CPI adjustments.

d. In September 1999, the Company sold a property located in Ocala, Florida, formerly tenanted by K-Mart, for a selling price of $3.2 million. As a result, the Company recognized a gain of approximately $1 million in the three and nine months ended September 30, 1999.

e. Entergy Louisiana, Inc., a tenant in fifteen properties owned by the Company, with leases expiring in the year 2000, has notified the Company that it will renew leases covering thirteen of the fifteen properties.

The thirteen properties which were leased for a total of approximately $2,400,000 per annum have been renewed for approximately $2,595,000 per annum. Leases covering two properties with annual rents of approximately $902,000 will not be renewed.

One of the properties not being renewed, with an annual rent of approximately $857,000, has an estimated fair market value of $3,500,000 and a carrying value of $4,547,000 resulting in the Company recording a

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

provision for loss on real estate in the amount of approximately $1,047,000 in the three and nine months ended September 30, 1999.

10. Mortgages Payable

a. On June 30, 1999, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $6.3 million, which is secured by a mortgage on an industrial building tenanted by Stone Container Corporation, located in Germantown, Wisconsin. The loan bears interest at 7.25% per annum and matures July 1, 2009, at which time the remaining principal balance of approximately $5 million will be due. Annual debt service is approximately $546,000.

b. On September 15, 1999, the Company executed a mortgage loan and obtained funding in the principal amount of $16.1 million, which is secured by a mortgage on an office and industrial facility tenanted by Rayovac Corporation, located in Madison, Wisconsin. The loan bears interest at 7.99% per annum and matures September 2014, at which time the remaining principal balance of approximately $6.3 million will be due. Annual debt service is approximately $1,416,000 through December 2003 and approximately $1,772,000 thereafter.

11. Distributions Payable

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Distributions payable represent amounts accrued and unpaid due to non-consenting investors ("Non- consents"). Non-consents are those investors who have not yet exchanged their limited partnership interests in the various Predecessor Partnerships for limited partnership units of American Real Estate Partners, L.P.

12. Preferred Units

Pursuant to the terms of the Preferred Units, on February 23, 1999, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 1999 to holders of record as of March 15, 1999. A total of 383,830 additional Preferred Units were issued. As of September 30, 1999, 8,060,437 Preferred Units are issued and outstanding.

13. Earnings Per Share

For the three and nine months ended September 30, 1999 and 1998, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

                                                    Three Months Ended    Nine Months Ended
                                                    ------------------   ------------------
                                                    9/30/99    9/30/98   9/30/99    9/30/98
                                                    -------    -------   -------    -------
Basic:
  Earnings before property
    and securities transactions
    and equity interest in affiliate                $    .29   $   .37   $    .76   $  .92
  Net gain from property
    and securities transactions
    and equity in earnings of
    Stratosphere Corporation                             .09       .05        .79      .19
                                                    --------   -------   --------   ------
Net earnings                                        $    .38   $   .42   $   1.55   $ 1.11
                                                    ========   =======   ========   ======
Diluted:
  Earnings before property and securities
    transactions and equity interest
    in affiliate                                    $    .26   $   .33   $    .68   $  .84
  Net gain from property
    and securities transactions
    and equity in earnings
    of Stratosphere Corporation                          .07       .05        .66      .17
                                                    --------   -------   --------   ------
    Net earnings                                    $    .33   $   .38   $   1.34   $.1.01
                                                    ========   =======   ========   ======

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

14. Comprehensive Income

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended September 30, 1999 and 1998 is as follows (in $000's):

                                                        1999              1998
                                                      --------         --------

Net income                                            $ 18,936         $ 20,934
Unrealized gains on securities
   available for sale                                    1,558           (2,553)
                                                      --------         --------

Comprehensive income                                  $ 20,494         $ 18,381
                                                      ========         ========

Comprehensive income for the nine months ended September 30, 1999 and 1998 are as follows

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

(in $000's):

                                                        1999             1998
                                                      --------         --------

Net income                                            $ 76,158         $ 55,411
Realized gains previously
   reported in partner's equity                        (16,058)              --
Unrealized losses on securities
   available for sale                                     (475)          (2,553)
                                                      --------         --------

Comprehensive income                                  $ 59,625         $ 52,858
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

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Non-segment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. There have been no material changes in segment and non-segment assets since December 31, 1998.

The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

The revenues and net earnings for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 1999 and 1998 (in $000's).

                                                            Three Months Ended
                                                            ------------------
                                                          9/30/99        9/30/98
                                                          -------        -------
Revenues:
Rental real estate                                        $10,882        $10,630
Hotel & resort operating properties                         8,612          3,901
Other investments                                             451          6,403
                                                          -------        -------

              Sub-total                                    19,945         20,934

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Reconciling items                                     7,861(1)          6,110(1)
                                                    -------           -------

              Total revenues                        $27,806           $27,044
                                                    =======           =======

(1) Primarily interest income on T-bills and other short-term investments and other income.

                                                           Three Months Ended
                                                           ------------------
Net earnings:                                            9/30/99       9/30/98
                                                        --------       --------

Segment earnings:
    Rental real estate                                  $ 10,232       $ 10,144
    Hotel and resort operating properties                  3,175          1,339
    Other investments                                        451          6,403
                                                        --------       --------

               Total segment earnings                     13,858         17,886

Interest income                                            7,639          5,826
Interest expense                                          (4,813)        (4,040)

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Other income                                                   222          284
General and administrative expenses                         (1,044)        (663)
Depreciation and amortization                               (1,204)      (1,042)
                                                          --------     --------
Earnings before property and securities
    transactions and equity interest  in affiliate          14,658       18,251
Gain on property transactions
    and equity in earnings of
    Stratosphere Corporation                                 4,278        2,683
General partner's share                                       (377)        (417)
                                                          --------     --------

Net earnings-limited partner unitholders                  $ 18,559     $ 20,517
                                                          ========     ========

                                                             Nine Months Ended
                                                             -----------------
                                                           9/30/99      9/30/98
                                                          --------     --------
Revenues:
Rental real estate                                         $32,392      $32,055
Hotel & resort operating properties                         16,410        6,071
Other investments                                            8,730       11,341
                                                          --------     --------

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

               Sub-total                             57,532            49,467

Reconciling items                                    16,817(1)         20,251(1)
                                                    -------           -------

               Total revenues                       $74,349           $69,718
                                                    =======           =======

(1) Primarily interest income on T-bills and other short-term investments and other income.

                                                           Nine Months Ended
                                                           -----------------
Net earnings:                                            9/30/99        9/30/98
                                                        --------       --------

Segment earnings:
    Rental real estate                                  $ 30,220       $ 30,004
    Hotel and resort operating properties                  4,659          1,643
    Other investments                                      8,730         11,341
                                                        --------       --------

         Total segment earnings                           43,609         42,988
Interest income                                           16,595         19,589
Interest expense                                         (14,617)       (11,224)

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Other income                                                    222         662
General and administrative expenses                          (3,159)     (2,313)
Depreciation and amortization                                (4,041)     (3,449)
                                                           --------    --------
Earnings before property and securities
       transactions and equity interest  in affiliate        38,609      46,253
Gain on sale of marketable
       equity securities                                     28,590          --
Gain on property transactions
    and equity in earnings of
    Stratosphere Corporation                                  8,959       9,158
General partner's share                                      (1,516)     (1,103)
                                                           --------    --------

Net earnings-limited partner unitholders                   $ 74,642    $ 54,308
                                                           ========    ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

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

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

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

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

expenses relating to the leased property and therefore the Company is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties.

By the end of the year 2002, net leases representing approximately 24.0% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 35.1% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

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

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

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

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

The Company has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed. If such tenants do not arrange for further investigations, or remediations, if required, the Company may determine to undertake the same at its own cost. If the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company has notified all tenants of the Resource Conservation and Recovery Act's ("RCRA") December 22, 1998 requirements for regulated underground storage tanks. The Company may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as the Company may deem necessary and appropriate. The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately forty updates are expected to be completed in 1999 with another fifty scheduled for the year 2000.

The Company is investigating the potential impact of the year 2000 in the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

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

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

significant year 2000 issues in a timely manner, but believes that these issues will not be material to the Company's business aside from a catastrophic third-party failure that would affect most businesses.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Gross revenues increased by $762,000, or 2.8%, during the three months ended September 30, 1999 as compared to the same period in 1998. This increase reflects increases of $4,711,000 in hotel and resort operating income, $720,000 in rental income and $166,000 in interest income on treasury bills and other investments partially offset by decreases of $4,305,000 in dividend income, $468,000 in financing lease income and $62,000 in other income. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which has been included in operations since August 1, 1998. The increase in rental income is primarily due to property acquisitions. The decrease in dividend income is primarily attributable to the 1998 disposition of one of the Company's limited partnership investments.

Expenses increased by $4,355,000, or 49.5%, during the three months ended September 30, 1999 compared to the same period in 1998. This increase reflects increases of $2,875,000 in hotel and resort operating expenses, $773,000 in interest expense, $381,000 in general and administrative expenses, $164,000 in property expenses and $162,000 in depreciation and amortization. The increase in hotel and

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

resort operating expenses is primarily attributable to the acquisition of New Seabury as mentioned above. The increase in interest expense is primarily attributable to the interest expense due to an affiliate of the General Partner in connection with the Stratosphere repurchase obligation.

Earnings before property and securities transactions and equity interest in affiliate decreased during the three months ended September 30, 1999 by $3,593,000 as compared to the same period in 1998, primarily due to decreased dividend income and increased interest expense partially offset by an increase in net hotel and resort operations.

Gain on property transactions increased by $2,603,000 during the three months ended September 30, 1999 as compared to the same period in 1998, due to differences in the size and number of transactions.

During the three months ended September 30, 1999, the Company recorded a provision for loss on real estate of $1,137,000. No such provision was recorded in the same period in 1998.

In the three months ended September 30, 1999, the Company recorded $129,000 of income related to its equity in earnings of Stratosphere Corporation. There was no such income in 1998.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

Net earnings for the three months ended September 30, 1999 decreased by $1,998,000 as compared to the three months ended September 30, 1998 primarily due to decreased earnings before property and securities transactions and equity interest in affiliate as mentioned above and increased provision for loss on real estate partially offset by increased gain on property transactions.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions and equity interest in affiliate were $.26 in the three months ended September 30, 1999 compared to $.33 in the comparable period of 1998, and net gain from property and securities transactions and equity in earnings of affiliate was $.07 in the three months ended September 30, 1999 compared to $.05 in the comparable period of 1998. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.33 in the three months ended September 30, 1999 compared to $.38 in the comparable period of 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Gross revenues increased by $4,631,000, or 6.6%, during the nine months ended September 30, 1999 as compared to the same period in 1998. This increase reflects increases of $10,339,000 in hotel and resort operating income, and $1,710,000 in rental income partially offset by decreases of $4,402,000 in interest income on treasury bills and other investments, $1,373,000 in financing lease income, $1,203,000 in dividend income and $440,000 in other income. The increase in hotel and resort operating income is

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

primarily attributable to the acquisition of New Seabury which has been included in operations since August 1, 1998. The increase in rental income is primarily due to property acquisitions. The decrease in interest income on treasury bills and other investments is primarily due to a decrease in short-term investments.

Expenses increased by $12,275,000, or 52.3%, during the nine months ended September 30, 1999 compared to the same period in 1998. This increase reflects increases of $7,323,000 in hotel and resort operating expenses, $3,394,000 in interest expense, $846,000 in general and administrative expenses $592,000 in depreciation and amortization and $121,000 in property expenses. The increase in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury as mentioned above. The increase in interest expense is primarily attributable to the interest expense due to an affiliate of the General Partner in connection with the Stratosphere repurchase obligation.

Earnings before property and securities transactions and equity interest in affiliate decreased during the nine months ended September 30, 1999 by $7,644,000 as compared to the same period in 1998, primarily due to decreased interest income on treasury bills and other investments, financing lease income and dividend income and increased interest expense partially offset by increases in net hotel and resort operations.

Gain on property transactions decreased by $812,000 during the nine months ended September 30, 1999, 1999 as compared to the same period in 1998, due to differences in the size and number of transactions.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

During the nine months ended September 30, 1999, the Company recorded a provision for loss on real estate of $1,364,000 as compared to $602,000 in the same period in 1998.

In the nine months ended September 30, 1999, the Company recorded $1,375,000 of income related to its equity in earnings of Stratosphere Corporation. There was no such income in 1998.

In the nine months ended September 30, 1999, the Company recorded a non-recurring gain on sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 1998.

Net earnings for the nine months ended September 30, 1999 increased by $20,747,000 as compared to the nine months ended September 30, 1998 primarily due to the non-recurring gain on the sale of the Company's RJR common stock partially offset by decreased earnings before property and securities transactions and equity interest in affiliate as mentioned above.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions and equity interest in affiliate were $.68 in the nine months ended September 30, 1999 compared to $.84 in the comparable period of 1998, and net gain from property and securities transactions and equity in earnings of affiliate was $.66 in the nine months ended September 30, 1999 compared to $.17

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

in the comparable period of 1998. Diluted net earnings per weighted average limited partnership unit outstanding totalled $1.34 in the nine months ended September 30, 1999 compared to $1.01 in the comparable period of 1998.

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

In 1999, 23 leases covering 23 properties and representing approximately $1,785,000 in annual rentals are scheduled to expire. Seven of these leases originally representing approximately $958,000 in annual rental income have been or will be re-let or renewed for approximately $963,000 in annual rentals. Such renewals are generally for a term of five years. Eleven properties, with an approximate annual rental income of $552,000, will be marketed for sale or lease when the current lease terms expire. Four properties with annual rental income of $255,000 have been purchased by their tenants pursuant to the exercise of purchase

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

options. One property with an approximate annual rental income of $20,000 is expected to be renewed at fair market value which is approximately $165,000.

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

During the nine months ended September 30, 1999, the Company generated approximately $34 million in cash flow from day-to-day operations which excludes approximately $6 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $2.2 million during the nine months ended September 30, 1999.

In 1999, the Company has approximately $5.4 million of maturing debt obligations. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them,

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the nine months ended September 30, 1999, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $31.8 million which was added to the Company's operating cash reserves. The Company's operating cash reserves are approximately $105.1 million at September 30, 1999 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to provide for scheduled lease expirations and other contingencies including environmental matters.

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $21.5 million in the nine months ended September 30, 1999. Financing net proceeds totalled approximately $22.2 million in the nine months ended September 30, 1999. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

In 1998 and 1999, the Company invested approximately $175.3 million in the common stock of RJR. In June 1999, the Company sold its entire RJR position for net proceeds of approximately $203.9 million realizing a non-recurring gain of approximately $28.6 million. There can be no assurance that the Company will be able to realize any such investment gains in the future.

In the nine months ended September 30, 1999, the Company purchased an office and industrial facility for approximately $22 million. In addition the Company purchased $11.6 million face amount of Sands Notes for approximately $9.3 million.

The Company, the General Partner and the officers and directors of the General Partner obtained their Nevada Gaming approvals and subsequently, in October 1999, the Company repurchased its Stratosphere interest for approximately $64.3 million. Also, the Company understands that Stratosphere may seek approximately $80 million for expansion of its hotel and casino facility, a substantial portion of which may be provided by the Company.

The Company is investigating possible tender offers for real estate operating companies and real estate limited partnership units. The Company may also consider indirect investments in real estate by making loans secured by the indirect ownership interests of certain real properties.

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

The Company's cash and cash equivalents and investment in treasury bills increased by approximately $260.8 million during the first nine months of 1999, primarily due to the sale of RJR stock ($203.9 million), net cash flow from operations ($31.8 million ), mortgage loan net proceeds ($22.2 million), property sales ($21.5 million), interest earned on the 1997 Rights Offering ($6 million) less property acquisitions ($23.9 million).

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

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

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

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

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

Part II. Other information

Item 6. Exhibits and Reports on Form 8-K

(a) Financial Data Schedule is attached hereto as Exhibit EX-27

  EXHIBIT INDEX

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

            Exhibit      Description
            -------      -----------

            EX-27        Financial Data Schedule

        American Real Estate Partners, L.P. Form-10-Q September 30, 1999

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

                                           American Real Estate Partners, L.P.
                                           By: American Property Investors, Inc.
                                           General Partner


                                           /s/ John P. Saldarelli
                                           ----------------------------
                                           John P. Saldarelli
                                           Treasurer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

Date:   November 12, 1999