Form 10-K405
period 1999-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2000-03-30
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    --------

                          Commission File Number 1-9516

                       AMERICAN REAL ESTATE PARTNERS, L.P.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3398766
            --------                                    ----------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

100 South Bedford Road, Mt. Kisco, New York               10549
-------------------------------------------            --------
(Address of principal executive offices)               (Zip Code)

                                 (914) 242-7700
                                 --------------
                 (AREP's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                            --------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of Depositary Units on March 6, 2000, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $51,829,494.

Based upon the closing price of Preferred Units on March 6, 2000, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $8,011,241.

Number of Depositary Units outstanding as of March 6, 2000:       46,098,284.
Number of Preferred Units outstanding as of March 6, 2000:        8,060,437.

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

       AREP's general partner is American Property Investors, Inc. (the "General Partner"), a Delaware corporation, which is wholly owned by Carl C. Icahn ("Icahn"). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the "Subsidiary" or "AREH"), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires. As of March 3, 2000, affiliates of Icahn owned 39,356,236 units representing limited partner interests (the "Depositary Units"), representing approximately 85.4% of the outstanding Depositary Units, and 6,974,167 5% cumulative pay in kind redeemable preferred units representing limited partner interests (the "Preferred Units"), representing approximately 86.5% of the outstanding Preferred Units. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

       As described below, AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. On August 16, 1996, an amendment (the "Amendment") to AREP's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") became effective which permits AREP to make non-real estate related investments. As described below, the Amendment permits AREP to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets.

General Description of Business

       AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. Such acquisitions may be accomplished by purchasing assets outright or by acquiring securities of entities which hold significant real estate related assets. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Most of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants. As of February 23, 2000, AREP owned 178 separate real estate assets primarily consisting of fee and leasehold interests in 32 states. For additional information, see Item 2 "Properties," as well as a description of the Bayswater transaction below.

       For each of the years ended December 31, 1999, 1998 and 1997, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1999, 1998 and 1997, Portland General Electric Company ("PGEC") occupied a property (the "PGEC Property") which represented more than 10% of AREP's total real estate assets. See Item 2 -- "Properties."

       AREP believes that it will benefit from diversification of its portfolio of assets. By the end of the year 2002, net leases representing approximately 22.6% of AREP's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 35.1% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single corporate tenants, it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the future.

       AREP's primary investment strategy in recent periods has been to seek to acquire undervalued assets including residential development projects, land parcels for future residential and commercial development, commercial properties, assets in the gaming industry, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts, debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements.

       In addition to holding real property, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of assets under development, as well as experienced personnel. As described below, during the first quarter of 2000, AREP acquired the assets of Bayswater Realty & Capital Corp. and all of the ownership interests of its affiliated entities (collectively, "Bayswater") from Icahn. Bayswater and its personnel have focused primarily on residential land development and the construction and sale of single-family homes. Through the acquisition of Bayswater, AREP acquired Bayswater's interests in ten residential subdivisions under development in New York and Florida.

      Furthermore, AREP may originate or purchase mortgage or mezzanine loans including non-performing loans. AREP will often acquire non-performing loans with a view to acquiring title to or control over the underlying properties. AREP also may retain purchase money mortgages in connection with its sale of portfolio properties, on such terms as the General Partner deems appropriate at the time of sale. Certain of AREP's investments may be owned by special purpose subsidiaries formed by AREP or by joint ventures (including joint ventures with affiliates of the General Partner).

       In August 1996, AREP amended the Partnership Agreement to permit non-real estate investments which, while AREP continues to seek undervalued investment opportunities in the real estate market, will permit it to take advantage of investment opportunities it believes exist outside of the real estate market in order to seek to maximize Unitholder value and further diversify its assets. Investments in non-real estate assets will consist of equity and debt securities of domestic and foreign issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate, and may include, for example, lower rated securities which may provide the potential for higher yields and therefore may entail higher risk. AREP will conduct these activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940 (the "1940 Act"). Generally, this means that no more than 40% of AREP's total assets will be invested in securities. In this regard, AREP invested approximately $175.3 million to purchase 6,448,200 common shares of RJR Nabisco Holdings Corp. ("RJR") which then represented over 10% of AREP's total assets. On June 14, 1999, AREP sold its entire interest in RJR for net proceeds of approximately $204 million realizing a gain of approximately $29 million. In addition, AREP will structure its investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly-traded partnership rules of the Internal Revenue Code.

       All decisions with respect to the improvement, expansion, acquisition, disposition, development, management, financing or refinancing of properties or other investments are at the sole discretion of the General Partner.

Partnership Distributions

       On March 30, 2000, AREP announced that no distributions on its Depositary Units are expected to be made in 2000. No distributions were made in 1999, 1998 or 1997. In making its announcement, AREP noted that it intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies facing AREP, including environmental matters and scheduled lease expirations. By the end of the year 2002, net leases representing approximately 22.6% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, 35.1% of such rentals will be due for renewal. In making its decision, AREP also considered the number of properties that are leased to retail tenants (approximately 25.4% of AREP's net annual rentals from its portfolio) some of which are experiencing cash flow difficulties and restructurings. Further, AREP noted that the types of investments AREP is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition those assets. AREP believes that it should continue to hold and invest, rather than distribute, cash. See Item 5 -- "Market for AREP's Common Equity and Related Security Holder Matters - Distributions" and Item 7 -- "Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity."

       On March 31, 1999, AREP distributed to holders of record of its Preferred Units as of March 15, 1999 approximately 383,830 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 23, 2000, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 2000 to holders of record as of March 15, 2000.

       The Preferred Units are subject to redemption at the option of AREP on any payment date commencing on March 31, 2000, and the Preferred Units must be redeemed by AREP on March 31, 2010. The redemption price is payable, at the option of AREP either in all cash or by the issuance of Depositary Units, in an amount equal to the liquidation preference of the Preferred Units plus any accrued but unpaid distributions thereon. AREP announced that it will not elect to redeem the Preferred Units on the payment date of March 31, 2000.

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

       During the first quarter of 2000, AREP acquired from Icahn the assets of Bayswater Realty & Capital Corp., a land development company, and all of the ownership interests of its affiliated entities (collectively, "Bayswater"). The purchase price for the acquisition of Bayswater was approximately $84.35 million. The terms of the transaction have been reviewed and approved by the Audit Committee, which was advised by CIBC World Markets Corp., PricewaterhouseCoopers and independent legal counsel. Bayswater is being operated as a subsidiary of AREP.

       Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family homes, multi-family homes and residential lots in subdivisions and in planned communities. Bayswater presently is developing ten residential subdivisions in New York and Florida. In New York, Bayswater owns four residential subdivisions under development with approximately 115 units remaining to be constructed and sold as of February 15, 2000. Also, Bayswater owns one subdivision in New York approved for fifty condominium units on which construction has not yet commenced. In addition, Bayswater owns three properties comprising land zoned for 522 residential condominium units in Naples, Florida. Bayswater has retained a local builder to provide management, sales and construction services for these three properties. Bayswater also owns a fourth property in Naples, Florida that has been conditionally approved for 103 lots that are subject to a purchase agreement with a local builder for the sale of such lots on a quarterly basis at a predetermined price upon completion of infrastructure improvements. Further, Bayswater owns a golf course community in San Antonio, Florida which includes a 27-hole golf course, approximately seven acres of commercially zoned land and land that is zoned for 1,047 residential lots. Such lots are subject to a similar purchase agreement with a local builder, who also has an interest in the golf course.

       In addition to the acquisition of Bayswater's residential subdivisions, AREP's management believes the transaction will enable AREP to better diversify its real estate portfolio with the assistance of Bayswater's development team. As part of the acquisition, AREP will hire approximately thirty individuals employed by Bayswater, including Albo J. Antenucci, Jr., who joined AREP as an Executive Vice President and Chief Operating Officer of the General Partner. In recent years, AREP has engaged Bayswater to perform development, construction management, marketing and sales services with respect to residential sites being developed by AREP as described below. See Item 13. -- "Certain Relationships and Related Transactions -- Property Management and Other Related Transactions."

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

       AREP has invested and expects to continue to invest in undeveloped land and development properties in addition to the Bayswater assets. In particular, AREP expects to continue to pursue this year the development of three residential sites it owns in New Seabury, Massachusetts and Armonk and East Hampton, New York. The Armonk site is in the process of being subdivided into approximately 36 residential building lots, and the East Hampton site subdivision has been approved for 16 residential building lots. The New Seabury site is comprised of two golf courses, other recreational facilities, a villa rental program, condominium and time share units and land for future residential development. Undeveloped land and development properties involve more risk than properties on which development has been completed. Undeveloped land and development properties do not generate any operating revenue, while costs are incurred to develop the properties. In addition, undeveloped land and development properties incur expenditures prior to completion, including property taxes and development costs. Also, construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond the control of AREP could occur. AREP will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets. Accordingly, the greater the length of time it takes to develop or dispose of these properties, or such parcels, the greater will be the costs incurred by AREP without the benefit of income from these properties, which may adversely affect the ability of AREP to successfully develop such properties. Furthermore, the ultimate disposition price of these properties may be less than the costs incurred by AREP with respect thereto.

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

       Further, as reported generally, global economic and monetary conditions, especially in Europe and Asia, may create opportunities for value-added investors in those markets. AREP has begun to consider additional opportunities in foreign markets, but there can be no assurance that any such transactions will be pursued or consummated. It should be noted that such investments may be subject to additional considerations relating to foreign political and regulatory risks, as well as currency and exchange risks, which may affect the liquidity and value of any such investments in the near term, although AREP believes that such investments provide opportunities for long term appreciation.

       In addition, AREP has made investments in the gaming industry and will consider additional investment opportunities in the gaming industry. See Item 1
- Recent Acquisitions - Investment in Mortgages and Notes Receivable for a further discussion on the Stratosphere Tower, Casino and Hotel transaction, as well as a discussion on AREP's investments in the Sands Hotel and Casino and the Claridge Hotel and Casino. As described herein, AREP, the General Partner, and the directors and officers of the General Partner recently obtained licenses from the Nevada Gaming Authority and are currently in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. It should be noted that investments in the gaming industry involve significant risks, including those relating to competitive pressures and political and regulatory considerations. In recent years, there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns. As new openings and expansion projects have been completed, supply has grown more quickly than demand in some areas, and competition has increased. Likewise, an increase in supply often leads to increases in complimentary and promotional expenses in the industry. AREP believes that these market conditions will lead some gaming properties to become available for restructuring or purchase and will create potential investments for opportunistic buyers such as AREP, and AREP intends to pursue such additional investments in the gaming industry. In this regard, AREP recently acquired approximately an additional 2% interest in the Stratosphere Tower, Casino and Hotel from affiliates of the General Partner for approximately $2 million (giving AREP an aggregate interest in Stratosphere of approximately 51%), and may consider the possible acquisition of additional interests in the Stratosphere Tower, Casino and Hotel from affiliates of the General Partner.
Any such acquisition by AREP of additional interests in Stratosphere may be made for cash or in exchange for Units in AREP, provided the terms thereof are fair and reasonable to AREP. While the increase in supply and competition may provide additional investment opportunities for investors such as AREP, such investments may require additional capital expenditures and restructurings and there can be no assurance that such investments will not be adversely affected by such pressures or prove to be successful. For example, AREP understands that Stratosphere may seek approximately $70 million for expansion of its hotel and casino facility, a substantial portion of which may be provided by AREP. Furthermore, federal, state and local jurisdictions from time to time consider legislation regarding the gaming industry which could adversely impact gaming operations. AREP believes, however, that investments in the gaming industry provide AREP with opportunities for long term appreciation.

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

     During 1998 and the first quarter of 1999, AREP purchased 6,448,200 shares of RJR Nabisco Holdings Corp. ("RJR") representing approximately 2% of the total outstanding RJR common shares, for approximately $175.3 million. On June 14, 1999, AREP sold its entire interest in RJR for net proceeds of approximately $203.9 million realizing a gain of approximately $28.6 million.

Recent Acquisitions

       Investment in Mortgages and Notes Receivable

       In 1997 and 1998, AREP invested approximately $60.7 million to purchase approximately $98.5 million face value of 14 1/4% First Mortgage Notes ("Notes"), due May 15, 2002, issued by Stratosphere Corporation ("Stratosphere"), which had approximately $203 million of such notes outstanding. An affiliate of Icahn owned approximately $83.3 million face value of the Notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

       Stratosphere and its wholly owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code (the "Bankruptcy Code"). Stratosphere filed a Second Amended Plan of Reorganization which provided for the holders of the First Mortgage Notes to receive 100% of the equity in the reorganized entity and therefore provided AREP and the General Partner's affiliate with a controlling interest. Such plan was approved by the Bankruptcy Court on June 6, 1998 but was not effective until certain governmental approvals were obtained including, among other things, certain licenses from the Nevada Gaming Authority.

       In October 1999, AREP, the General Partner and the directors and officers of the General Partner obtained licenses from the Nevada Gaming Authority. However, the licensing application of the affiliate of Icahn was reviewed and approved by the authorities in October 1998, one year earlier than the approval of AREP's application. In an effort to facilitate the consummation of the Stratosphere reorganization process, AREP entered into an agreement (the "Transfer/Repurchase Agreement") to transfer its interests in Stratosphere to an affiliate of Icahn at a price equal to AREP's cost for such Notes. Pursuant to the Transfer/Repurchase Agreement, the affiliate of Icahn was obligated to sell back to AREP and AREP was obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor), when the appropriate licenses were obtained by AREP.

       In October 1998, once the affiliate of the General Partner obtained its license and in accordance with the Transfer/Repurchase Agreement, AREP received approximately $60.7 million for its Stratosphere interest. Stratosphere's Second Amended Plan of Reorganization became effective on October 14, 1998. In October 1999, as AREP obtained a license from the Nevada Gaming Commission AREP repurchased its Stratosphere interest for approximately $64.3 million representing the original purchase price plus accrued interest less a Stratosphere bankruptcy distribution. Finally, pursuant to the Second Amended Plan of Reorganization, in addition to Icahn's becoming Chairman of the Board of Stratosphere, AREP appointed two members to Stratosphere's board. In March, 2000, AREP acquired approximately an additional 2% interest in Stratosphere from affiliates of Mr. Icahn for approximately $2 million, thereby providing AREP with an aggregate interest in Stratosphere of approximately 51%.

     As described above in "Real Estate Investments," AREP may consider additional investments in the gaming industry, as it believes additional opportunities may become available due to market conditions and other factors. For example, AREP may consider the possibility of acquiring the interest in Stratosphere held by the affiliate of the General Partner. Any such acquisition by AREP of the General Partner's affiliate's interest in Stratosphere may be made for cash or in exchange for Units in AREP and will be subject to review and approval by the Audit Committee.

       In 1998 and 1999, AREP acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $31.4 million of First Mortgage Notes issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such Notes was approximately $25.3 million. An affiliate of the General Partner also has an investment in Notes of GB Property. A total of $185 million of such Notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

       Greate Bay owns and operates the Sands, a destination resort complex located in Atlantic City, New Jersey. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code to restructure Greate Bay's long term debt. In January 2000, the affiliate of the General Partner proposed a reorganization plan for Greate Bay offering to invest an additional $60 million in Greate Bay in return for 50% of the equity in the reorganized entity. In addition, the current holders of approximately $185 million of the First Mortgage Notes would receive the remaining 50% of the equity in the reorganized entity along with $110 million in new First Mortgage Notes. However, there can be no assurance that this reorganization plan will be adopted.

       Furthermore, in 1998 and 1999, AREP acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $16.7 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex located in Atlantic City, New Jersey. The purchase price of such Notes was approximately $15.1 million. A total of $85 million of such Notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. An affiliate of the General Partner also has an investment in the Notes of the Claridge Corporation. In March 1999, AREP received the previously postponed semi-annual interest payment due February 1, 1999. In August 1999, the Claridge Corporation announced that it would not pay the interest due August 1, 1999 and that it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy code to facilitate a financial restructuring. In January 2000, the Claridge Hotel proposed a reorganization plan whereby the holders of $85 million of the First Mortgage Notes would be given 100% of the equity in the reorganized entity. Also, as currently proposed the plan provides for Icahn to obtain control of the reorganized entity. However, there can be no assurance that this reorganization plan will be adopted.

       AREP, the General Partner, and the directors and officers of the General Partner are in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. AREP understands that the application process may take a number of months. AREP has no reason to believe that it will not obtain its necessary license; however, the licensing application of the affiliate of the General Partner may be reviewed and approved by the authorities earlier than AREP's application. In an effort to facilitate the consummation of the reorganization process of Greate Bay and the Claridge Hotel, AREP entered into a separate agreement to transfer its interests in such entities to an affiliate of the General Partner at a price equal to AREP's cost for the applicable Notes. In March, 2000, AREP transferred such interests to an affiliate of the General Partner and received approximately $40.5 million therefor, however, the affiliate of the General Partner is obligated to sell back to AREP, and AREP is obligated to repurchase its interest in Greate Bay or the Claridge Hotel, as the case may be, at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by AREP, as was done in the case of Stratosphere in Nevada. AREP will also acquire its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or been obtained in connection with the Greate Bay and Claridge Hotel interests while held by the affiliate of the General Partner.

       At December 31, 1999, AREP has classified the Claridge Corporation and GB Property Notes as available for sale for accounting purposes. These investments are carried at fair market value on the Consolidated Balance Sheet. At December 31, 1999 unrealized holding losses of approximately $6.8 million are reflected in Partners Equity.

       See Item 1 - "Investment Opportunities and Strategies -- Real Estate Investments," above, for a discussion of certain considerations relating to the gaming industry.

       In 1998 and 1999, AREP purchased approximately $88.4 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. (collectively, "Philips") for approximately $39.6 million. In May 1999, AREP received approximately $5.6 million as a return of capital. In addition, an affiliate of Icahn purchased approximately $275 million of senior debt of Philips . Philips, which is Canadian-based, is an integrated metals recovery and industrial services company. In June 1999, Philips filed a voluntary application to reorganize under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto, Canada and voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. Philips is operating as a debtor-in-possession and expects to complete the reorganization shortly, subject to establishing its exit financing. The affiliate of Icahn and AREP may participate in the financing with AREP providing approximately $10 million of the $125 million financing.

       In July 1999, AREP purchased an office and industrial facility located in Madison, Wisconsin. The property is net leased to Rayovac Corporation. The purchase price was $22,000,000. The lease term, which commenced December 15, 1985, is for twenty-eight years with rent currently at approximately $2 million per year. The rent was increased from $1,641,000 per year as of December 31, 1999 in connection with a scheduled cumulative consumer price index ("CPI") rent adjustment. There are several additional CPI adjustments over the initial term of the lease which are based on the increase in the CPI since base year 1987. There is one ten year renewal period with rent based on additional CPI adjustments.

       In the first quarter of 2000, AREP entered into an agreement to purchase The Atrium Building, a five-story office building in Alexandria, Virginia, for a purchase price of $27.5 million. The building which recently completed a major restoration includes a two-level underground parking garage and has approximately 140,000 square feet of rentable space.

       As described above, during the first quarter of 2000, AREP acquired Bayswater and its ten residential subdivisions under development in New York and Florida.

Financing Activities

       On June 30, 1999, AREP executed a mortgage loan and obtained funding in the principal amount of approximately $6.3 million, which is secured by a mortgage on an industrial building tenanted by Stone Container Corporation, located in Germantown, Wisconsin. The loan bears interest at 7.25% per annum and matures July 1, 2009, at which time the remaining principal balance of approximately $5 million will be due. Annual debt service is approximately $546,000.

       On September 15, 1999, AREP executed a mortgage loan and obtained funding in the principal amount of $16.1 million, which is secured by a mortgage on an office and industrial facility tenanted by Rayovac Corporation, located in Madison, Wisconsin. The loan bears interest at 7.99% per annum and matures September 2014, at which time the remaining principal balance of approximately $6.3 million will be due. Annual debt service is approximately $1,416,000 through December 2003 and approximately $1,772,000 thereafter.

       During 1999, AREP had approximately $5,400,000 in an additional maturing balloon mortgage due, all of which was repaid. Approximately $3,300,000 and $1,770,000 of additional balloon payments are due during 2000 and 2001. AREP may seek to refinance a portion of these maturing mortgages or may repay them from cash flow and reserves created from time to time, thereby reducing cash flow otherwise available for other uses.

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

Leasing Activities

       In 1999, 23 leases covering 23 properties and representing approximately $1,785,000 in annual rentals expired. Seven of these leases originally representing approximately $958,000 in annual rental income were re-let or renewed for approximately $963,000 in annual rentals. Such renewals are generally for a term of five years. One property with an approximate annual rental income of $20,000 was renewed at fair market value which is approximately $175,000. Four properties with annual rental income of $255,000 have been purchased by their tenants pursuant to the exercise of purchase options. Eleven properties, with an approximate annual rental income of $552,000, are currently being marketed for sale or lease.

       In 2000, 39 leases covering 39 properties and representing approximately $5.7 million in annual rentals are scheduled to expire. 28 of these leases, originally representing approximately $3.7 million in annual rental income, have been or will be re-let or renewed for approximately $3.7 million in annual rentals. Such renewals are generally for a term of five years. Seven properties, with an approximate annual rental income of $1.8 million will be marketed for sale or lease when the current lease term expires. The status of four properties with approximate annual rentals of $200,000 is unknown at this time.

       Entergy Louisiana, Inc., a tenant in 15 of the 39 properties owned by AREP described above, with leases expiring in the year 2000, has notified AREP that it will renew leases covering thirteen of the fifteen properties. The thirteen properties which were leased for a total of approximately $2,400,000 per annum have been renewed for approximately $2,595,000 per annum. Leases covering two properties with annual rents aggregating approximately $902,000 will not be renewed. The properties not being renewed have an estimated fair market value of $3,000,000 and a carrying value of $4,548,000 resulting in AREP recording a provision for loss on real estate in the amount of approximately $1,548,000 in 1999.

       By the end of the year 2002, net leases representing approximately 22.6% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 35.1% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase the property. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. In addition, net leases representing approximately 25.4% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, many of which are currently experiencing cash flow difficulties and a number of which are in bankruptcy. As a result, operating expenses may be incurred with respect to the properties underlying any such leases rejected in bankruptcy and those expenses, coupled with the effects of a downturn in the retail markets, could have an adverse impact on AREP's net cash flow.

Bankruptcies and Defaults

       AREP is aware that 14 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects, at least in the near term, to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 14 present and former tenants involved in bankruptcy proceedings or reorganization, eleven have rejected their leases, affecting 30 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses).

       In June 1995, Bradlees, a tenant leasing four properties owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rentals for these four properties is approximately $1,435,000. The tenant is current in its obligations under the leases. The tenant emerged from bankruptcy in February, 1999 and affirmed three of the leases and assigned the fourth. At December 31, 1999, the carrying value of these four properties was approximately $6,358,000. One of the properties is encumbered by a nonrecourse mortgage payable of approximately $557,000.

       On September 18, 1995, Caldor Corp. ("Caldor"), a tenant leasing a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rental for this property was approximately $248,000. In January, 1999, Caldor announced it would liquidate its holdings and close its stores. The tenant has exercised its right to reject the lease effective July 31, 1999. At December 31, 1999, the property was vacant and has a carrying value of approximately $1,751,000 and is unencumbered by any mortgage.

       On September 24, 1996 Best Products, a tenant leasing a property owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rental for this property was approximately $508,000. The tenant has exercised its right to reject the lease, effective April 30, 1997, which has been approved by the Bankruptcy Court. At December 31, 1999, the property was vacant and has a carrying value of approximately $3,304,000 and is unencumbered by any mortgage.

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

       The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. AREP has notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to approximately $2-3 million. However, as no Phase II Environmental Site Investigations have been conducted by the consultant, there can be no accurate estimation of the need for or extent of any required remediation. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately fifty updates are expected to be completed in 2000 with another forty-three scheduled for the year 2001.

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

Employees

       Eighteen people, including three who are officers of the General Partner, presently perform services for AREP on a full-time basis. These people perform administrative services for AREP, including accounting, legal, financial, investor services and secretarial, as well as real estate development and management and other services. Management believes it currently has sufficient staffing to operate effectively the day-to-day business of AREP. As part of the acquisition of Bayswater discussed herein, AREP will hire approximately thirty individuals employed by Bayswater. Such individuals perform services for Bayswater relating to construction, sales and supervisory and administrative functions.

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

Item 2.       Properties.

       As of February 23, 2000, AREP owned 177 separate real estate assets (primarily consisting of fee and leasehold interests and, to a limited extent, interests in real estate mortgages) in 32 states. Many of these properties are net-leased to single corporate tenants or are residential properties under development. Approximately 87% of these properties are currently net-leased, 5% are operating properties, 1% are in the process of being developed and 7% are vacant and being marketed for sale or lease.

       The following table summarizes the type, number per type and average net effective rent per square foot of such properties:

                                              Number                           Average Net Effective
Type of Property                           of Properties                       Rent Per Square Foot
----------------                           -------------                       --------------------
   Retail                                         75                                 $4.59(1)
   Industrial                                     20                                 $2.10(1)
   Office                                         30                                 $6.71(1)
   Supermarkets                                   18                                 $3.45(1)
   Banks                                           6                                 $3.08(1)
   Other:
     Properties That
       Collateralize Purchase
       Money Mortgages                             9                                    N/A
     Land                                         11                                    N/A
     Truck Terminals                               4                                 $3.63(1)
     Hotels                                        3                                    N/A
     Apartment Complexes                           1                                    N/A

------
(1)  Based on net-lease rentals.

       The following table summarizes the number of such properties in each region specified below:

   Location                                              Number
  of Property                                         of Properties
  -----------                                         -------------
United States:
    Southeast                                              78
    Northeast                                              41
    South Central                                           9
    Southwest                                               7
    North Central                                          38
    Northwest                                               4

       For information regarding the Bayswater properties recently [acquired], see Item 1. "Business - Real Estate Investments."

       From January 1, 1999 through February 23, 2000, AREP sold or otherwise disposed of 17 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $28,000,000 in cash, net of closing costs and amounts utilized to satisfy mortgage indebtedness which encumbered such properties. In addition, AREP sold residential lots and condominiums for a total of $4,135,000 in cash, net of closing costs. Such residential lots and condominiums were included in development properties. As of December 31, 1999, AREP owned 12 properties that were being actively marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $6,740,000.

       In February 1999, AREP sold two properties located in Augusta, GA and Richmond, VA, to its tenant, Haverty Furniture Companies, Inc., pursuant to its exercise of a purchaser option, for a selling price of approximately $2,734,000. As a result, AREP recognized a gain of approximately $1.6 million in the year ended December 31, 1999.

       In July 1999, AREP sold a property located in Burbank, California to its tenant, Lockheed Missile and Space Company, Inc., for a selling price of $9.8 million. A gain of approximately $3.4 million was recorded in the year ended December 31, 1999.

       In September 1999, AREP sold a property located in Ocala, Florida, formerly tenanted by K-Mart, for a selling price of $3.2 million. As a result, AREP recognized a gain of approximately $1 million in the year ended December 31, 1999.

       In November 1999, AREP sold a property located in Santa Clara, California, tenanted by Wickes, for a selling price of $5.9 million. As a result, AREP recognized a gain of approximately $5.1 million in the year ended December 31, 1999.

       For each of the years ended December 31, 1999, 1998 and 1997, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 1999, 1998 and 1997, PGEC occupied a property, which represented more than 10% of AREP's total real estate assets. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity, whose shares are traded on the NYSE.

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

Item 3.       Legal Proceedings.

Unitholder Litigation

       On November 18, 1998, Ruth Ellen Miller filed a Class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kingsley, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC) (the "Complaint"). The Complaint purports to state claims on behalf of a putative class of all holders of Depositary Units sounding in breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, injunction and breach of the Partnership Agreement. As of March 23, 2000, the complaint has not yet been served on any of the defendants.

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

       On or about September 9, 1997, two limited partners in AREP brought a derivative action against AREP, the General Partner, its directors and one of its officers, alleging breach of fiduciary duties by the defendants in connection with, inter alia, AREP's investments in Arvida and Stratosphere, Amanda & Kimberly Kahn v. Carl C. Icahn, et al., C.A. No. 15916 (Del. Ch.). Plaintiffs claimed that defendant Icahn improperly diverted opportunities to participate in these investments from AREP to himself. Plaintiffs sought damages arising from these alleged breaches of fiduciary duty, attorneys' fees and other relief. On November 12, 1998, the Court of Chancery of the State of Delaware granted the defendants' motion to dismiss all of plaintiffs' claims against the defendants. Plaintiffs served a notice of appeal upon defendants on December 11, 1998. On March 11, 1999, AREP received a copy of plaintiffs' opening brief and on March 24, 1999 all of the defendants filed a Motion to Affirm in the Delaware Supreme Court. After oral arguments by both sides in December 1999, Justices Walsh, Harnett, and Berger of the Delaware Supreme Court on January 24, 2000 upheld the Chancery Court's finding and affirmed dismissal of the action.

Environmental Litigation

       On December 11, 1995, Panos Sklavenitis commenced an action against the Subsidiary and others related to a shopping center that he purchased from a successor-in-interest to AREP. The action was brought in the United States District Court for the Central District of California, for reimbursement of the cost of remediating certain environmental contamination that appears to have been caused by a dry cleaner that was a tenant at the property; the amount of damages sought have not yet been quantified. Mr. Sklavenitis was suing the parties who are in the chain of ownership, as well as the dry cleaner and its predecessor. In February, 2000, this litigation was settled. AREP paid $10,000 and was released from further liability.

Item 4.       Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of Unitholders during 1999.

                                     PART II

Item 5.       Market for AREP's Common Equity and Related Security Holder
              Matters.

Market Information

       AREP's Depositary Units are traded on the NYSE under the symbol "ACP." Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 1998 through December 31, 1999 is as follows:

Quarter Ended:                           High                    Low
-------------                            ----                    ---
March 31, 1998                        $  11.50                $ 9.8125
June 30, 1998                            10.75                    9.75
September 30, 1998                       10.25                  8.0625
December 31, 1998                        10.50                   7.125

March 31, 1999                        $  10.25                $ 8.0625
June 30, 1999                             8.50                   7.625
September 30, 1999                      8.6875                   7.875
December 31, 1999                       8.6875                   7.375

       On March 6, 2000, the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $7.6875.

       As of March 6, 2000, there were approximately 7,000 record holders of the Depositary Units.

       Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.

Distributions

       On March 30, 2000, the Board of Directors of the General Partner announced that no distributions are expected to be made in 2000. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available Partnership operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. By the end of the year 2002, net leases representing approximately 22.6% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, 35.1% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 25.4% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. AREP further stated that it continues to believe that excess cash should be used to enhance long-term Unitholder value through the improvement of its existing assets, the support of AREP's debt and property obligations, and selected investment in assets and companies with assets undervalued by the market as appropriate opportunities arise. AREP believes that, in addition to acquiring development properties, non-performing mortgage obligations and securities of companies which may be undergoing restructuring or with real estate assets requiring significant capital investments, it should diversify its portfolio and seek to make acquisitions of land development companies and other real estate operating companies which may have significant assets under development. These types of investments may involve debt restructuring, capital improvements and active asset management, and by their nature may not be readily financeable and may not generate immediate positive cash flow. As such, they require AREP to maintain a strong capital base both to react quickly to these market opportunities as well as to allow AREP to rework the assets to enhance their turnaround performance. See Item 7 -- "Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity."

       As of March 6, 2000, there were 46,098,284 Depositary Units and 8,060,437 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the NYSE under the symbol "ACP PR." The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at a rate of 5% of the liquidation preference thereof, payable annually on March 31 of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, AREP, with the approval of the Audit Committee, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in
Item 10 -- "Directors and Executive Officers of AREP," below.

       On March 31, 1999, AREP distributed to holders of record of its Preferred Units as of March 15, 1999, approximately 383,830 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 23, 2000, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 2000 to holders of record as of March 15, 2000. AREP announced that it will not elect to redeem the Preferred Units on the payment date of March 31, 2000

       Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.

Repurchase of Depositary Units

       AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. As of March 6, 2000, AREP had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000. Management recently has not been acquiring Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units.

Item 6.       Selected Financial Data.

                                                                            (Dollars in Thousands Except Per Unit Amounts)
                                                                                        Year Ended December 31,
                                                                  ----------------------------------------------------------------
                                                      1999*            1998*             1997*            1996*          1995*
                                                      -----            -----             -----            -----          -----
Total revenues                                    $     98,540    $        93,306    $      70,918    $     71,774    $     69,920
                                                  ============    ===============    =============    ============    ============
Earnings before property
  and securities transactions and
  equity interest in affiliate                    $     51,797    $        58,371    $      41,020    $     34,240    $     30,833
Gain on sales and
  disposition of real estate                            16,112              9,065           16,051          24,517           5,091
Gain on sale of limited partnership
  interests                                                 --              4,382               --              --              --
Gain on sale of marketable
  equity securities                                     28,590                 --           29,188              --              --
Provision for loss on mortgages
  receivable                                                --                 --          (9,790)              --              --
Provision for loss on real
  estate                                               (1,946)            (1,180)          (1,085)           (935)           (768)
Equity in earnings of Stratosphere
  Corporation                                            1,263                 --               --              --              --
                                                  ------------    ---------------    -------------    ------------    ------------
Net earnings                                      $     95,816    $        70,638    $      75,384    $     57,822    $     35,156
                                                  ============    ===============    =============    ============    ============
Net earnings per limited
  partnership unit:
    Basic:
      Earnings before property and
        securities transactions and equity
        interest in affiliate                     $       1.01    $          1.16    $        1.19    $       1.27    $       1.30
      Net gain from property and
        securities transactions and equity in
        earnings of affiliate                              .94                .26             1.08             .90             .19
                                                  ------------    ---------------    -------------    ------------    ------------
    Net earnings                                  $       1.95    $          1.42    $        2.27    $       2.17    $       1.49
                                                  ============    ===============    =============    ============    ============
Weighted average limited partnership
  units outstanding                                 46,098,284         46,173,284       31,179,246      25,666,640      22,703,180
                                                  ============    ===============    =============    ============    ============

    Diluted:
      Earnings before property and
        securities transactions and equity
      interest in affiliate                       $        .91    $          1.06    $        1.16    $       1.20    $       1.17
      Net gain from property and
        securities transactions and
        equity in earnings of affiliate                    .76                .22              .97             .82             .16
                                                  ------------    ---------------    -------------    ------------    ------------
    Net earnings                                  $       1.67    $          1.28    $        2.13    $       2.02    $       1.33
                                                  ============    ===============    =============    ============    ============

Weighted average limited partnership
  units and equivalent partnership
  units outstanding                                56,078,394     54,215,339     34,655,395       28,020,392     27,538,840
                                                 ============   ============    ===========     ============   ============
Distributions to partners                        $         --   $         --    $        --     $         --   $         --
At year end:

Real estate leased to others                     $    375,477   $    381,554    $   383,392     $    357,184   $    412,075
Hotel and resort operating properties            $     25,694   $     22,037    $     5,002     $     12,955   $     13,362
Investment in treasury bills                     $    468,529   $    363,884    $   372,165     $         --   $         --
Marketable equity securities                     $         --   $    190,775    $        --     $    106,172   $         --
Mortgages and notes receivable                   $     75,852   $     67,613    $    59,970     $     15,226   $     15,056
Equity interest in Stratosphere Corp.            $     50,224   $     48,969    $        --     $         --   $         --
Development properties                           $     11,942   $     12,830    $     3,860     $         --   $         --
Total assets                                     $  1,160,666   $  1,135,915    $   991,230     $    641,310   $    620,880
Senior indebtedness                              $         --   $         --    $    11,308     $     22,616   $     33,923
Mortgages payable                                $    179,387   $    173,559    $   156,433     $    115,911   $    163,968
Partners' equity                                 $    967,966   $    888,499    $   809,325     $    485,559   $    404,189

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

General

       AREP believes that it will benefit from diversification of its portfolio of assets. To further its investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. Additionally, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. From time to time AREP has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to AREP. Despite the substantial capital pursuing real estate opportunities, AREP believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming industry, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. AREP notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for AREP. As such, they require AREP to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow AREP the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, AREP intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

       By the end of the year 2002, net leases representing approximately 22.6% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 35.1% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow in the future from such properties.

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

       AREP has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, AREP notified all tenants of the Resource Conservation and Recovery Act's ("RCRA") December 22, 1998 requirements for regulated underground storage tanks. AREP may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately fifty updates are expected to be completed in 2000 with another forty-three scheduled for the year 2001.

       AREP continues to monitor any impact of the year 2000 in the processing of date-sensitive information by AREP's computerized information systems. Thus far, the advent of the year 2000 has not had a material adverse impact on AREP's financial position, results of operations or cash flows.

Results of Operations

       Calendar Year 1999 Compared to Calendar Year 1998

     Gross revenues increased by $5,234,000, or 5.6%, during the calendar year 1999 as compared to the same period in 1998. This increase reflects increases of $11,504,000 in hotel and resort operating income and $2,446,000 in rental income partially offset by decreases of $3,206,000 in interest income on treasury bills and other investments, $2,021,000 in other income, $1,923,000 in financing lease income and $1,566,000 in dividend income. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which has been included in operations since August 1, 1998. The increase in rental income is primarily due to property acquisitions. The decrease in interest income on treasury bills and other investments is primarily attributable to a decrease in short term investments during the course of the year. The decrease in other income is primarily due to a decrease in tenant bankruptcy claim distributions. The decrease in financing lease income is the result of property sales and normal financing lease amortization. The decrease in dividend income is primarily attributable to the 1998 disposition of one of AREP's limited partnership investments.

       Expenses increased by $11,808,000 or 33.8%, during the calendar year 1999 compared to the same period in 1998. This increase reflects increases of $8,163,000 in hotel and resort operating expenses, $2,393,000 in interest expense, $653,000 in depreciation and amortization, $325,000 in general and administrative expenses and $274,000 in property expenses. The increase in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury as mentioned above. The increase in interest expense is primarily attributable to the interest expense paid to an affiliate of the General Partner in connection with the Stratosphere repurchase obligation.

       Earnings before property and securities transactions and equity interest in affiliate decreased during the calendar year 1999 by $6,574,000 as compared to the same period in 1998 as mentioned above.

       Gain on property transactions increased by $7,047,000 during the calendar year 1999 as compared to the same period in 1998, due to differences in the size and number of transactions.

       During the calendar year 1998, AREP recorded a gain on sale of limited partnership units of $4,382,000. There was no such transaction in 1999.

       During the calendar year 1999, AREP recorded a provision for loss on real estate of $1,946,000 as compared to $1,180,000 in 1998.

       In the calendar year 1999, AREP recorded $1,263,000 of income related to its equity in earnings of Stratosphere Corporation. There was no such income in 1998.

       In the calendar year 1999, AREP recorded a non-recurring gain on the sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 1998.

       Net earnings for the calendar year 1999 increased by $25,178,000 as compared to the same period in 1998 primarily due to the non-recurring gain on the sale of AREP's RJR common stock.

       Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions and equity interest in affiliate were $.91 in the calendar year 1999 compared to $1.06 in the same period in 1998, and net gain from property and securities transactions and equity in earnings of affiliate was $.76 in the calendar year 1999 compared to $.22 in the same period in 1998. Diluted net earnings per weighted average limited partnership unit outstanding totalled $1.67 in the calendar year 1999 compared to $1.28 in the same period in 1998.

       Calendar Year 1998 Compared to Calendar Year 1997

       Gross revenues increased by $22,388,000, or 31.6%, during the calendar year 1998 as compared to the same period in 1997. This increase reflects increases of $11,487,000 in interest income on treasury bills and other investments, $5,804,000 in dividend income, $2,660,000 in hotel and resort operating income, $1,729,000 in rental income and $1,567,000 in other income partially offset by a decrease of $859,000 in financing lease income. The increase in interest income on treasury bills and other investments is primarily due to an increase in short-term investments as a result of the 1997 Rights Offering. The increase in dividend income is attributable to AREP's investment in limited partnership units and RJR common stock. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which began operations on August 1, 1998 partially offset by the decrease in revenues due to the sale of the Phoenix Holiday Inn in April 1997.

       Expenses increased by $5,037,000, or 16.8%, during the calendar year 1998 compared to the same period in 1997. This increase reflects increases of $2,721,000 in interest expense, $2,693,000 in hotel and resort operating expenses, and $620,000 in general and administrative expenses partially offset by decreases of $808,000 in property expenses and $189,000 in depreciation and amortization. The increase in interest expense is primarily attributable to financings related to recent acquisitions. The increases in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury resort partially offset by a decrease in expenses due to the sale of the Phoenix Holiday Inn in April 1997.

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

       In 1998, AREP recorded a gain on sale of limited partnership interests of $4,382,000. There was no such transaction in 1997.

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

       In 1999, 23 leases covering 23 properties and representing approximately $1,785,000 in annual rentals expired. Seven of these leases originally representing approximately $958,000 in annual rental income were re-let or renewed for approximately $963,000 in annual rentals. Such renewals are generally for a term of five years. One property with an approximate annual rental income of $20,000 was renewed at fair market value which is approximately $175,000. Four properties with annual rental income of $255,000 have been purchased by their tenants pursuant to the exercise of purchase options. Eleven properties, with an approximate annual rental income of $552,000, are currently being marketed for sale or lease.

       In 1999, AREP sold 15 properties representing approximately $2.3 million of net operating cash flow for net proceeds of approximately $25.8 million which are being retained for reinvestment.

     In 2000, 39 leases covering 39 properties and representing approximately $5.7 million in annual rentals are scheduled to expire. 28 of these leases, originally representing approximately $3.7 million in annual rental income, have been or will be re-let or renewed for approximately $3.7 million in annual rentals. Such renewals are generally for a term of five years. Seven properties, with an approximate annual rental income of $1.8 million will be marketed for sale or lease when the current lease term expires. The status of four properties with approximate annual rentals of $200,000 is unknown at this time.

     Entergy Louisiana Inc., a tenant in 15 of the 39 properties owned by AREP described above, with leases expiring in the year 2000, has notified AREP that it will renew leases covering thirteen of the fifteen properties. The thirteen properties which were leased for a total of approximately $2,400,000 per annum have been renewed for approximately $2,595,000 per annum. Leases covering two properties with annual rents aggregating approximately $902,000 will not be renewed. The properties not being renewed have an estimated fair market value of $3,150,000 and a carrying value of $4,780,000 resulting in AREP recording a provision for loss on real estate in the amount of approximately $1,630,000 in 1999.

       On March 30, 2000, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2000. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies including environmental matters and scheduled lease expirations. By the end of the year 2002, net leases representing approximately 22.6% of AREP's net annual rentals will be due for renewal, and by the end of the year 2004, 35.1% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 25.4% of AREP's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. Further, AREP noted that the types of investments AREP is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition those assets.

       During the year ended December 31, 1999, AREP generated approximately $44.8 million in cash flow from day-to-day operations which excludes approximately $7.9 million in interest earned on the 1997 Offering proceeds which will be retained for future acquisitions. During 1998, AREP generated approximately $47 million in such cash flow from day-to-day operations which excluded approximately $10.9 million in interest earned on the proceeds from 1997 Rights Offering.

       Capital expenditures for real estate were approximately $4,048,000 during 1999. During 1998, such expenditures totaled approximately $505,000.

       During the year ended December 31, 1999, approximately $5.4 million of maturing debt obligations were repaid out of AREP's cash flow. During the year ended December 31, 1998, approximately $16.2 million of maturing debt obligations, including the final $11.3 million payment under the unsecured note agreements with The Prudential Insurance Company of America, were repaid out of AREP's cash flow. Approximately $3,300,000 of additional balloon payments are due during 2000.

       During 1999, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $35.4 million which was added to AREP's operating cash reserves. During 1998, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $30 million which was added to AREP's operating cash reserves. AREP's operating cash reserves are approximately $108.7 million at December 31, 1999 (which does not include the cash from capital transactions or the 1997 Rights Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capitalized expenditures for real estate and certain contingencies facing AREP. AREP from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters.

       Sales proceeds from the sale or disposal of portfolio properties totaled approximately $29.7 million in 1999 which included $3.9 million from lot and condominium sales. During 1998, such sales proceeds totaled approximately $23 million. AREP received approximately $22.2 million and $19.5 million of net proceeds from refinancings in 1999 and 1998 respectively. AREP intends to use asset sales, financing and refinancing proceeds for new investments.

       In 1998 and 1999, AREP invested approximately $175.3 million in the common stock of RJR. In June 1999, AREP sold its entire RJR position for net proceeds of approximately $203.9 million realizing a non-recurring gain of approximately $28.6 million. There can be no assurance that AREP will be able to realize any such investment gains in the future.

       During the calendar year 1999, AREP purchased an office and industrial facility for approximately $22 million. In addition AREP purchased $12.8 million face amount of Sands Notes for approximately $10.2 million.

       AREP, the General Partner and the officers and directors of the General Partner obtained their Nevada Gaming approvals and subsequently, in October 1999, AREP repurchased its Stratosphere interest for approximately $64.3 million. In March, 2000, AREP acquired approximately an additional 2% interest in Stratosphere from affiliates of Mr. Icahn for approximately $2 million, thereby providing AREP with an aggregate interest in Stratosphere of approximately 51%. Also, AREP understands that Stratosphere may seek approximately $70 million for expansion of its hotel and casino facility, a substantial portion of which may be provided by AREP.

       AREP anticipates that golf and clubhouse improvements in connection with New Seabury will require the expenditure by AREP of an aggregate of approximately $10 million in years 2000 and 2001.

       AREP is investigating possible tender offers for real estate operating companies and real estate limited partnership units. AREP may also consider indirect investments in real estate by making loans secured by the indirect ownership interests of certain real properties.

       To further its investment objectives, AREP acquired the assets of Bayswater and all of the ownership interests of its affiliated entities for approximately $84.35 million and may consider the acquisition or seek effective control of other land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. This may enhance its ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities.


     Pursuant to the 1997 Rights Offering, which closed in September 1997, AREP raised approximately $267 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversify its portfolio. Additionally, AREP may determine to reduce debt of certain properties where the interest rate is considered to be in excess of current market rates. See Note 12 of Notes to the Consolidated Financial Statements.

       AREP's cash and cash equivalents and investment in treasury bills increased by approximately $205.9 million during the calendar year 1999, primarily due to the sale of RJR stock ($203.9 million), net cash flow from operations ($35.4 million), mortgage loan net proceeds ($22.2 million), property sales ($29.7 million), interest earned on the 1997 Rights Offering ($7.9 million) less repurchase of Stratosphere interest ($64.3 million) and property acquisitions ($24 million).

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

       Whenever practical, AREP employs internal strategies to mitigate exposure to these and other risks. AREP's management, on a case by case basis with respect to new investments, performs internal analyses of risk identification, assessment and control. AREP reviews credit exposures, and seeks to mitigate counterparty credit exposure through various techniques, including obtaining and maintaining collateral, and assessing the creditworthiness of counterparties and issuers. Where appropriate, an analysis is made of political, economic and financial conditions, including those of foreign countries. Operating risk is managed through the use of experienced personnel. AREP seeks to achieve adequate returns commensurate with the risk it assumes. AREP utilizes qualitative as well as quantitative information in managing risk.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

       Response to this item is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 8. Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Partners
American Real Estate Partners, L.P.:

We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the 1999 financial statement schedule as listed in the Index at Item 14 (a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

March 20, 2000
New York, New York

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 and 1998 (in $000's)
--------------------------------------------------------------------------------


ASSETS                                                                             1999                 1998
------                                                                       ---------------      ---------------
REAL ESTATE LEASED TO OTHERS:
     Accounted for under the financing method (Notes 2, 4 and 11)            $       223,391      $       245,920
     Accounted for under the operating method, net of accumulated
        depreciation (Notes 2, 5 and 11)                                             152,086              135,634

INVESTMENT IN TREASURY BILLS                                                         468,529              363,884

CASH AND CASH EQUIVALENTS (Note 2)                                                   117,744               16,462

MARKETABLE EQUITY SECURITIES (Notes 2, and 6)                                             --              190,775

MORTGAGES AND NOTES RECEIVABLE (Notes 9 and 22):
     Held for investment                                                              42,505               45,173
     Available for sale                                                               33,347               22,440

EQUITY INTEREST IN STRATOSPHERE CORPORATION
     (Notes 7 and 22)                                                                 50,224               48,969

HOTEL AND RESORT OPERATING PROPERTIES
     Net of accumulated depreciation (Notes 10 and 11)                                25,694               22,037

DEVELOPMENT PROPERTIES                                                                11,942               12,830

INVESTMENT IN LIMITED PARTNERSHIPS (Notes 2 and 8 )                                    4,440                5,569

RECEIVABLES AND OTHER ASSETS (Note 22)                                                19,107               18,994

PROPERTY HELD FOR SALE (Notes 2, 11 and 21)                                            6,740                3,893

CONSTRUCTION-IN-PROGRESS                                                               3,295                1,791

DEBT PLACEMENT COSTS - Net of accumulated amortization
     (Note 2)                                                                          1,622                1,544
                                                                             ---------------      ---------------

                        TOTAL                                                $     1,160,666      $     1,135,915
                                                                             ===============      ===============


                                     II-13                           (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998 (in $000's) (Continued)
--------------------------------------------------------------------------------


LIABILITIES AND PARTNERS' EQUITY                                                   1999                 1998
--------------------------------                                             ---------------      ---------------
MORTGAGES PAYABLE (Notes 4, 5, 12 and 22)                                    $       179,387      $       173,559

DUE TO AFFILIATE (Notes 7 and 22)                                                         --               60,750

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
     OTHER LIABILITIES (Note 22)                                                      10,211               10,004

DEFERRED INCOME (Note 9)                                                               2,785                2,788

DISTRIBUTIONS PAYABLE (Note 23)                                                          317                  315
                                                                             ---------------      ---------------

                                                                                     192,700              247,416
                                                                             ---------------      ---------------

COMMITMENTS AND CONTINGENCIES
     (Notes 3 and 20)

LIMITED PARTNERS:
     Preferred units, $10 liquidation preference,
        5% Cumulative pay-in-kind redeemable; 9,400,000 authorized;
        8,060,437 and 7,676,607 issued and outstanding as of
        December 31, 1999 and 1998                                                    83,627               79,645

     Depositary units;47,850,000 authorized;47,235,484 outstanding                   876,760              802,856

GENERAL PARTNER                                                                       19,500               17,919

TREASURY UNITS AT COST:
     1,137,200 depositary units                                                      (11,921)             (11,921)
                                                                             ---------------      ---------------

PARTNERS' EQUITY (Notes 2, 3, 14 and 24)                                             967,966              888,499
                                                                             ---------------      ---------------

                        TOTAL                                                $     1,160,666      $     1,135,915
                                                                             ===============      ===============


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (in $000's except per unit amounts)
--------------------------------------------------------------------------------


REVENUES:                                                  1999            1998              1997
                                                       -----------      -----------      -----------
     Interest income on financing leases               $    22,364      $    24,287      $    25,146
     Interest income on treasury bills and other
        investments                                         25,007           28,213           16,726
     Rental income                                          20,792           18,346           16,617
     Hotel and resort operating income (Note 10)            20,262            8,758            6,098
     Dividend income (Notes 6 and 8)                        10,115           11,681            5,877
     Other income (Note 7)                                      --            2,021              454
                                                       -----------      -----------      -----------

                                                            98,540           93,306           70,918
                                                       -----------      -----------      -----------

EXPENSES:
     Interest expense (Notes 7, 11 and 12)                  18,303           15,910           13,189
     Depreciation and amortization                           5,576            4,923            5,112
     General and administrative expenses (Note 3)            4,133            3,808            3,188
     Property expenses                                       2,923            2,649            3,457
     Hotel and resort operating expenses
        (Note 10)                                           15,808            7,645            4,952
                                                       -----------      -----------      -----------

                                                            46,743           34,935           29,898
                                                       -----------      -----------      -----------

EARNINGS BEFORE PROPERTY AND
     SECURITIES TRANSACTIONS AND
     EQUITY INTEREST IN AFFILIATE                           51,797           58,371           41,020

PROVISION FOR LOSS ON MORTGAGES
     RECEIVABLE (Note 7)                                        --               --           (9,790)

PROVISION FOR LOSS ON REAL ESTATE
     (Notes 11 and 21)                                      (1,946)          (1,180)          (1,085)

GAIN ON SALE OF MARKETABLE
     EQUITY SECURITIES (Note 6)                             28,590               --           29,188

GAIN ON SALES AND DISPOSITION OF
     REAL ESTATE (Notes 10 and 11)                          16,112            9,065           16,051

GAIN ON SALE OF LIMITED PARTNERSHIP
     INTERESTS (Note 8)                                         --            4,382               --

EQUITY IN EARNINGS OF STRATOSPHERE
     CORPORATION (Note 7)                                    1,263               --               --
                                                       -----------      -----------      -----------

NET EARNINGS                                           $    95,816      $    70,638      $    75,384
                                                       ===========      ===========      ===========


                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                           1999             1998             1997
                                                       -----------      -----------      -----------
NET EARNINGS ATTRIBUTABLE TO
     (Note 3):
        Limited partners                               $    93,909      $    69,232      $    73,884
        General partner                                      1,907            1,406            1,500
                                                       -----------      -----------      -----------

                                                       $    95,816      $    70,638      $    75,384
                                                       ===========      ===========      ===========

NET EARNINGS PER LIMITED
     PARTNERSHIP UNIT (Note 2):
        Basic earnings                                 $      1.95      $      1.42      $      2.17
                                                       ===========      ===========      ===========

WEIGHTED AVERAGE LIMITED
     PARTNERSHIP UNITS
     OUTSTANDING                                        46,098,284       46,173,284       31,179,246
                                                       ===========      ===========      ===========

     Diluted earnings                                  $      1.67      $      1.28      $      2.13
                                                       ===========      ===========      ===========

WEIGHTED AVERAGE LIMITED
     PARTNERSHIP UNITS AND
     EQUIVALENT PARTNERSHIP UNITS
     OUTSTANDING                                        56,078,394       54,215,339       34,655,395
                                                       ===========      ===========      ===========


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (in $000's)
--------------------------------------------------------------------------------

                                                        Limited Partners' Equity
                                            General     ------------------------       Held in Treasury          Total
                                           Partner's    Depositary    Preferred    ------------------------     Partners'
                                            Equity         Units        Units         Amounts       Units        Equity
                                           ---------   -----------    ----------   -----------    ---------    -----------
BALANCE, DECEMBER 31, 1996                 $   9,885   $   465,336    $   21,522   $   (11,184)       1,037    $   485,559

Comprehensive income:
     Net earnings                              1,500        73,884            --            --           --         75,384

     Sale of marketable equity
         securities available for
         sale (Note 6)                          (468)      (23,080)           --            --           --        (23,548)
                                           ---------   -----------    ----------   -----------    ---------    -----------

Comprehensive income                           1,032        50,804            --            --           --         51,836

Rights offering (Note 14)                         --       215,582        51,329            --           --        266,911

Expenses of rights offering
     (Note 14)                                    (8)         (392)           --            --           --           (400)

Capital contribution (Note 14)                 5,419            --            --            --           --          5,419

Pay-in-kind distribution (Note 14)                --        (3,001)        3,001            --           --             --
                                           ---------   -----------    ----------   -----------    ---------    -----------

BALANCE, DECEMBER 31, 1997                    16,328       728,329        75,852       (11,184)       1,037        809,325

Comprehensive income:
     Net earnings                              1,406        69,232            --            --           --         70,638

     Net unrealized gains on
         securities available for
         sale (Notes 6 and 9)                    185         9,088            --            --           --          9,273
                                           ---------   -----------    ----------   -----------    ---------    -----------

Comprehensive income                           1,591        78,320            --            --           --         79,911

Repurchase of Depositary
     units (Note 24)                              --            --            --          (737)         100           (737)

Pay-in-kind distribution (Note 14)                --        (3,793)        3,793            --           --             --
                                           ---------   -----------    ----------   -----------    ---------    -----------

BALANCE, DECEMBER 31, 1998                    17,919       802,856        79,645       (11,921)       1,137        888,499


                                                                     (Continued)
                                      II-17

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND
OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (in $000's)
--------------------------------------------------------------------------------


                                                        Limited Partners' Equity
                                            General     ------------------------       Held in Treasury          Total
                                           Partner's    Depositary    Preferred    ------------------------     Partners'
                                            Equity         Units        Units         Amounts       Units        Equity
                                           ---------   -----------    ----------   -----------    ---------    -----------
Comprehensive income:
     Net earnings                          $   1,907    $   93,909    $     --    $      --            --      $    95,816

     Sale of marketable equity
         securities available for sale          (320)      (15,738)           --            --           --        (16,058)

     Net unrealized losses on
         securities available for sale            (6)         (285)           --            --           --           (291)
                                           ---------   -----------    ----------   -----------    ---------    -----------

     Comprehensive income                      1,581        77,886            --            --           --         79,467

     Pay-in-kind distribution
         (Note 14)                                --        (3,982)        3,982            --           --             --
                                           ---------   -----------    ----------   -----------    ---------    -----------

BALANCE, DECEMBER 31, 1999                 $  19,500   $   876,760    $   83,627   $   (11,921)       1,137    $   967,966
                                           =========   ===========    ==========   ===========    =========    ===========


       Accumulated other comprehensive (loss) income at December 31, 1999, 1998 and 1997 was ($7,075), $9,273, and $0, respectively.

AMERICAN REAL ESTATE PARTNERS, L. P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (in $000's)
--------------------------------------------------------------------------------

                                                                                1999              1998              1997
                                                                           -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $      95,816     $      70,638     $      75,384
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
            Depreciation and amortization                                          5,576             4,923             5,112
            Amortization of deferred income                                           --                --               (26)
            Gain on sale of marketable equity securities                         (28,590)               --           (29,188)
            Gain on sales and disposition of real estate                         (16,112)           (9,065)          (16,051)
            Gain on sale of limited partnership interests                             --            (4,382)               --
            Provision for loss on mortgages receivable                                --                --             9,790
            Provision for loss on real estate                                      1,946             1,180             1,085
            Equity in earnings of Stratosphere Corporation                        (1,263)               --                --
            Changes in:
                Increase (decrease) in accounts payable,
                   accrued expenses and other liabilities                          1,585            (1,040)           (1,277)
                Decrease in deferred income                                           (4)               (4)               (4)
                (Increase) decrease in receivables and other assets               (3,151)          (11,239)            1,188
                                                                           -------------     -------------     -------------

                        Net cash provided by operating activities                 55,803            51,011            46,013
                                                                           -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in mortgages and notes receivable                                   (8,562)          (63,809)          (56,345)
     Net proceeds from the sales and disposition of real estate                   29,735            23,004            37,643
     Principal payments received on leases accounted for
        under the financing method                                                 7,938             7,887             7,683
     Construction in progress                                                     (1,504)             (542)             (570)
     Principal receipts on mortgages receivable                                      340               478               332
     Property acquisitions                                                       (23,954)          (41,451)          (63,064)
     Capitalized expenditures for real estate                                     (4,048)             (505)           (1,836)
     (Increase) decrease in investment in treasury bills                        (104,645)            8,281          (372,165)
     Disposition (acquisition) of marketable equity securities                   203,917          (174,717)          111,784
     Equity interest in Stratosphere Corporation                                      --           (17,939)               --
     Due to affiliate                                                            (60,750)           60,750                --
     Net disposition of limited partnership interests                              1,129            21,784             6,977
                                                                           -------------     -------------     -------------

                        Net cash provided by (used in) investing
                            activities                                            39,596          (176,779)         (329,561)
                                                                           -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Partners' equity:
        Repurchase of Depositary Units                                                --              (737)               --
        Proceeds from rights offering                                                 --                --           272,331
        Expenses of the rights offering                                               --                --              (267)
        Distribution to partners                                                     (10)             (129)           (1,071)
     Debt:
        Increase in mortgages payable                                             22,400            39,230            62,623
        Periodic principal payments                                               (9,208)           (8,710)           (7,578)
        Balloon payments                                                          (7,006)           (4,892)           (6,854)
        Senior debt principal payment                                                 --           (11,308)          (11,308)
        Debt placement costs                                                        (293)             (371)             (724)
                                                                           -------------     -------------     -------------

                        Net cash provided by financing activities                  5,883            13,083           307,152
                                                                           -------------     -------------     -------------


                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L. P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (in $000's)
--------------------------------------------------------------------------------

                                                                                1999              1998              1997
                                                                           -------------     -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                           $     101,282     $    (112,685)    $      23,604

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      16,462           129,147           105,543
                                                                           -------------     -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $     117,744     $      16,462     $     129,147
                                                                           =============     =============     =============

SUPPLEMENTAL INFORMATION:
     Cash payments for interest                                            $      18,361     $      14,822     $      12,377
                                                                           =============     =============     =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
Reclassification of real estate to operating lease                         $       2,461                --             4,001
Reclassification of real estate from operating lease                              (1,116)           (5,140)           (2,497)
Reclassification to development properties                                           763             3,860                --
Reclassification of real estate from development properties                         (138)               --                --
Reclassifications from Hotel and Resort operating properties                        (763)               --                --
Reclassification of real estate from financing lease                              (4,887)               --            (4,001)
Reclassification from mortgages and notes receivable                                  --           (15,810)               --
Reclassification to hotel and resort operating properties                            180            15,810                --
Reclassifications from receivables and other assets                               (2,169)               --                --
Reclassifaction to due to affiliate                                                3,221                --                --
Reclassifications from accounts payable, accrued expenses
     and other liabilities                                                        (1,232)               --                --
Reclassification of real estate to property held for sale                          3,879             1,280             2,497
Reclassification of real estate from construction-in-progress                       (199)               --                --
                                                                           -------------     -------------     -------------

                                                                           $          --     $          --     $          --
                                                                           =============     =============     =============

Net unrealized (losses) gains on securities available for sale             $        (291)    $       9,273     $          --
                                                                           =============     =============     =============

Sale of marketable equity securities available for sale                    $     (16,058)    $          --     $     (23,548)
                                                                           =============     =============     =============


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

1.     ORGANIZATION AND BASIS OF PRESENTATION

       On July 1, 1987, American Real Estate Holdings Limited Partnership (the "Subsidiary"), in connection with an exchange offer (the "Exchange"), entered into merger agreements with American Real Estate Partners, L.P. (the "Company") and each of thirteen separate limited partnerships (collectively, the "Predecessor Partnerships"), pursuant to which the Subsidiary acquired all the assets, subject to the liabilities (known and unknown) of the Predecessor Partnerships.

       By virtue of the Exchange, the Subsidiary owns the assets, subject to the liabilities, of the Predecessor Partnerships. The Company owns a 99% limited partner interest in the Subsidiary. The General Partner owns a 1% general partner interest in both the Subsidiary and the Company representing an aggregate 1.99% general partner interest in the Company and the Subsidiary.

       On September 13, 1990, in connection with their previously filed voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code, Integrated Resources, Inc. ("Integrated") entered into an agreement whereby it agreed to sell all of its stock in the General Partner to Meadowstar Holding Company, Inc. ("Meadowstar"). Neither the Company nor the General Partner was a party to such agreement. The sale of the stock of the General Partner to Meadowstar was approved by the Bankruptcy Court on October 22, 1990. On November 15, 1990, pursuant to the terms of the Acquisition Agreement, Meadowstar purchased all of the outstanding shares of Common Stock of the General Partner. In May 1993, Carl C. Icahn acquired all of Meadowstar's interest in the General Partner.

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

       The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding. Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted, average number of units and equivalent units outstanding. The Preferred units are considered to be unit equivalents. The weighted average number of depositary units outstanding for basic earnings per share purposes for years ended December 31, 1999, 1998 and 1997 were 46,098,284, 46,173,284 and 31,179,246, respectively. The weighted average number of depositary units and equivalent units assumed outstanding for diluted earnings per share purposes for the years ended December 31, 1999, 1998 and 1997 were 56,078,394, 54,215,339 and 34,655,395, respectively. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased by 9,980,110, 8,042,055 and 3,476,149, limited partnership units for the years ended December 31, 1999, 1998 and 1997, respectively to reflect the effects of the conversion of preferred units.

       For the years ended December 31, 1999, 1998 and 1997, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                                                       1999                  1998                 1997
                                                                   -------------         -------------        -------------
              Basic:
                   Earnings before property
                       and securities transactions
                       and equity interest in
                       affiliate                                   $        1.01         $        1.16        $        1.19
                   Net gain from property and
                       securities transactions and
                       equity in earnings of
                       Stratosphere Corporation                              .94                   .26                 1.08
                                                                   -------------         -------------        -------------

                   Net earnings                                    $        1.95         $        1.42        $        2.27
                                                                   =============         =============        =============

              Diluted:
                   Earnings before property
                       and securities transactions
                       and equity interest
                       in affiliate                                $         .91         $        1.06        $        1.16
                   Net gain from property and
                       securities transactions and
                       equity in earnings of
                       Stratosphere Corporation                              .76                   .22                  .97
                                                                   -------------         -------------        -------------

                   Net earnings                                    $        1.67         $        1.28        $        2.13
                                                                   =============         =============        =============


       There were no distributions in 1999, 1998 or 1997.

       Cash and Cash Equivalents - The Company considers short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. Included in cash and cash equivalents at December 31, 1999 and 1998 are investments in government backed securities of approximately $92,515,000 and $13,212,000, respectively.

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

       Properties - Properties, other than those accounted for under the financing method, are carried at cost less accumulated depreciation unless declines in the values of the properties are considered other than temporary, at which time the property is written down to net realizable value.

       For each of the years ended December 31, 1999, 1998 and 1997 no individual or series of real estate assets leased to the same lessee accounted for more than 10% of the gross revenues of the Company.

       At December 31, 1999, 1998 and 1997, Portland General Electric Company occupied a property, consisting of corporate offices, which represented more than 10% of the Company's total real estate assets.

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

       Reclassifications - Certain amounts in prior year financial statements have been reclassified to conform to the 1999 presentation.

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


       The Company follows Statement of Financial Standards No. 133 (SFAS 133), "Accounting For Derivative Instruments and Hedging Activities," which requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or Partners' equity (as a component of comprehensive income) depending on whether the derivative is being used to hedge changes in fair value or cash flow. SFAS 133 will be adopted by the Company effective January 1, 2001. It is anticipated that the adoption of SFAS 133 will not have a material effect on the Company's financial position or results of operations.

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

              Eighteen properties were acquired since the commencement of the exchange through June 1997 for aggregate purchase prices of approximately $61,000,000. Reinvestment incentive fees of approximately $480,000 have been paid to the General Partner.

       b. The Company has a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company has sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000.

       c. The Company was reimbursed by an affiliate of the General Partner for payroll and certain overhead expenses related to certain employees of the Company who provided services on a part-time basis in the amount of approximately $34,000 for the year ended December 31, 1997. There were no such reimbursements in 1999 and 1998. Such reimbursements were approved by the Audit Committee of the Board of Directors of the General Partner.

       d. In addition, in 1997 the Company entered into a license agreement for a portion of office space from an affiliate. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, the Company has the non-exclusive use of 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,068 per month, together with 16.79% of certain "additional rent". In 1999, 1998 and 1997, the Company paid such affiliate approximately $218,000, $216,000 and $69,000 of rent, respectively, in connection with this licensing agreement. In connection with the build-out of the space, the Company reimbursed such affiliate $486,989 in 1997, representing the Company's allocable share of such costs net of a pro rata share of the sub-lessor's allowance for such build-out. The terms of such sublease were reviewed and approved by the Audit Committee.


4.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

       Real estate leased to others accounted for under the financing method is summarized as follows (in $000's):

                                                                              December 31,
                                                                   -----------------------------------
                                                                       1999                  1998
                                                                   -------------         -------------
                 Minimum lease payments receivable                 $     262,648         $     301,988
                 Unguaranteed residual value                             130,601               142,919
                                                                   -------------         -------------
                                                                         393,249               444,907
                 Less unearned income                                    169,858               198,987
                                                                   -------------         -------------
                                                                   $     223,391         $     245,920
                                                                   =============         =============

       The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 1999 in ($000's):

                           Year ending
                           December 31,             Amount
                         ----------------         ----------
                            2000                  $   28,255
                            2001                      24,771
                            2002                      22,965
                            2003                      21,616
                            2004                      19,266
                            Thereafter               145,775
                                                  ----------
                                                  $  262,648
                                                  ==========

       At December 31, 1999, approximately $165,369,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

5.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

       Real estate leased to others accounted for under the operating method is summarized as follows (in $000's):

                                                                               December 31,
                                                                   -----------------------------------
                                                                       1999                  1998
                                                                   -------------         -------------
                            Land                                   $      47,453         $      46,822
                            Commercial buildings                         145,148               127,262
                                                                   -------------         -------------
                                                                         192,601               174,084
                            Less accumulated depreciation                 40,515                38,450
                                                                   -------------         -------------
                                                                   $     152,086         $     135,634
                                                                   =============         =============

       As of December 31, 1999 and 1998, accumulated depreciation on the hotel and resort operating properties (not included above) amounted to approximately $4,225,000 and $2,993,000, respectively (See Note 10).

       The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 1999 (in $000's):

                           Year ending
                           December 31,             Amount
                         ----------------         ----------
                           2000                   $   13,643
                           2001                       13,255
                           2002                       12,071
                           2003                       10,576
                           2004                       10,655
                           Thereafter                 56,259
                                                  ----------
                                                  $  116,459
                                                  ===========

       At December 31, 1999, approximately $105,311,000 of real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.

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

       b. In 1998 and 1999, the Company purchased 6,448,200 shares of RJR Nabisco Holdings Corp. ("RJR") common stock at a cost of approximately $175.3 million and at an average cost per share of $27.19. Carl C. Icahn, the Chairman of the Board of the General Partner, had owned (through affiliates) an additional 19,277,500 shares of RJR, as of June 14, 1999, representing approximately 5.9% of the total outstanding RJR common shares. On June 14, 1999, the Company sold its entire interest in RJR for net proceeds of approximately $203.9 million realizing a gain of approximately $28.6 million.

              The Company recorded "Dividend income" of approximately $6.6 million for the year ended December 31, 1999 from its holding of RJR Company Stock.

              Unrealized holding gains of approximately $16,058,000 had previously been recorded as a separate component of Partners' Equity at December 31, 1998.

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

       The Company, the General Partner, and the directors and officers of the General Partner pursued gaming applications to obtain licenses from the Nevada Gaming Authority. The Company understood that the application process could take a number of months. The Company had no reason to believe it would not obtain its necessary license; however, the licensing application of the affiliate of the General Partner was reviewed by the authorities earlier than the Company's application. In an effort to facilitate the consummation of the Stratosphere reorganization process, the Company entered into an agreement to transfer its interest (the "Transfer Agreement") in Stratosphere to an affiliate of the General Partner at a price equal to the Company's cost for such Stratosphere First Mortgage Notes. However, the affiliate of the General Partner would be obligated to sell back to the Company and the Company would be obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company.

       In October 1998, an affiliate of the General Partner obtained its licenses and in accordance with the Transfer Agreement the Company received approximately $60.7 million for its Stratosphere interests. Stratosphere's Second Amended Plan of Reorganization became effective on October 14, 1998.

       In October 1999, the Company obtained its Nevada Gaming Authority approvals and repurchased its Stratosphere interests for approximately $64.3 million representing the original purchase price plus accrued interest less a Stratosphere bankruptcy distribution.

       For accounting purposes, the Company reflects its interest in Stratosphere under the equity method and previously recorded its corresponding liability to repurchase from the affiliate of the General Partner in accordance with the Transfer/Repurchase Agreement.

       In the year ended December 31, 1997, the Company recorded a provision for loss on mortgages receivable of $9,790,000.

       At December 31, 1999 and 1998, the Company had an equity interest of approximately $50,224,000 and $48,969,000, respectively. At December 31, 1998, there was a corresponding liability of approximately $60,750,000 to reflect the Company's obligation to repurchase the Stratosphere First Mortgage Notes it previously held. In the years ended December 31, 1999 and 1998, approximately $4.3 million and $1.2 million, respectively, of "interest expense" due to the affiliate has been recorded.

       The difference between the Company's carrying value and its share of Stratosphere's net equity at date of reorganization is being accreted over a 40 year period. In the year ended December 31, 1999, $318,000 of accretion and $945,000 of income have been included in "Equity in earnings of Stratosphere Corporation". A loss of approximately $89,000 offset by approximately $79,000 of accretion is included in "Other income" in the year ended December 31, 1998.

       Condensed financial information for this investment at December 31, 1999 and 1998 is shown below (in $000's).




                                                                        1999                  1998
                                                                       Total                 Total
                                                                   -------------         -------------
                       Current assets                              $      30,783         $      26,179
                       Noncurrent assets                                 126,705               129,367
                       Current liabilities                                22,869                28,557
                       Noncurrent liabilities                              5,778                    95
                       Net equity                                        128,841               126,894
                       The Company's share                                62,534                61,590

                       Revenues                                    $     123,227         $      30,586
                       Costs and other deductions                        121,280                30,770
                       Net income (loss)                                   1,947                  (184)
                       The Company's share                                   945                   (89)


       On March 24, 2000, the Company purchased an additional 50,000 shares of the common stock of Stratosphere for approximately $2.0 million. With this acquisition, the Company now owns approximately 51% of the issued and outstanding shares of the common stock of Stratosphere.

8.     INVESTMENT IN LIMITED PARTNERSHIP UNITS

       a. In June 1996, the Company entered into an agreement with non-affiliated third parties and became a member of a limited liability company, Beattie Place LLC ("Beattie"). The purpose of Beattie was to acquire, hold, and ultimately dispose of limited partnership units in ten Balcor Limited Partnerships (the "Balcor Units") in connection with previously commenced tender offers. These Balcor limited partnerships owned and operated commercial and multi-family real estate properties nationwide. The Company agreed to purchase a non-voting membership interest in Beattie of approximately 71.5%. Beattie purchased approximately 119,000 Balcor Units of which approximately 85,000 Balcor Units represented the Company's pro rata share. As of December 31, 1999, the Company has received distributions of approximately $3,789,000 in excess of its original investment of $9,834,000. Such distributions of approximately $883,000, $430,000 and $2,476,000 have been recognized in "Dividend income" in the years ended December 31, 1999, 1998 and 1997, respectively. In addition, approximately $622,000 of income distributions were received and recorded in "Dividend income" in the year ended December 31, 1997. In January 2000, the Company received approximately $715,000 representing final distributions from the various Balcor Limited Partnerships which has been accrued and recognized in the year ended December 31, 1999.

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

              On May 15, 1998 Raleigh redeemed the 66 2/3% partnership interests of the unaffiliated third parties for approximately $27,703,000. The redemption was funded by Raleigh utilizing approximately $253,000 of its cash on hand and incurring the following debt obligations: (i) $10,000,000 loan from Ing (U.S.) Capital Corp. bearing interest at prime plus 1 1/2% ("Base Rate"), with a maturity date of May 14, 1999, and collateralized by the assets of Raleigh; (ii) $5,235,263 subordinated loan from Vegas Financial Corp., an affiliate of Carl C. Icahn bearing interest at the Base Rate plus 1% and payable semi-annually, with a maturity date of November 15, 2000 and (iii) $12,215,614 subordinated loan from the Company under the same terms and conditions as (ii) above.

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

              In 1999, Raleigh received approximately $166,000 representing final settlement on the sale of some previously disputed tendered units.

              As of December 31, 1999 and 1998, Boreas and Raleigh have been consolidated in the Company's financial statements. Included in the Consolidated Statements of Earnings for the year ended December 31, 1998 is approximately $416,000 of "Interest expense".

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

              As of December 31, 1999, the Company's investment in HEP 85, 86 and 88 limited partnership units totalled approximately $4,079,000.

       d. As of December 31, 1999, the Company has participated in four other tender offers for limited partnership units. The Company has invested approximately $361,000 in these partnerships as of December 31, 1999.

9.     MORTGAGES AND NOTES RECEIVABLE
       (in $000's)


                                                                                                              Balance at
Collateralized by                                                  Balance          Monthly                   December 31,
Property Tenanted                  Interest        Maturity           at            Payment          ----------------------------
By or Debtor                         Rate            Date          Maturity         Amount              1999              1998
--------------------------      --------------     ---------     ------------      ----------        ------------      ----------

Held for investment:

Hardee's Food
       Systems, Inc.   (h)          9.00 % (a)     11/05         $     --            1    (a)        $      119        $      117

Bank of Virginia       (h)          9.00   (b)     01/06              848            1    (b)               371               365

Easco Corp.            (h)         8.875           02/98 (d)        3,587           27    (c)             3,454             3,468

Winchester
       Partnership     (h)          9.00           11/01               --           34                      713             1,039

Queens Moat Houses,
       P.L.C. (Note
       receivable)     (d)      Variable           12/00            4,036 (d)       --    (d)             3,798             4,944

Philip Services Corp.  (g)      Variable           08/02                            --                   34,050            35,240
                                                                                                     ----------        ----------

                                                                                                     $   42,505        $   45,173
                                                                                                     ==========        ==========
Available for sale:

Sands Hotel and
       Casino          (e)        10.875           01/04               -- (e)       --    (e)        $   23,562        $   11,190

Claridge Hotel and
       Casino Corp.    (f)        11.750           02/02               -- (f)       --    (f)             9,785            11,250
                                                                                                     ----------        ----------

                                                                                                     $   33,347        $   22,440
                                                                                                     ==========        ==========

       (a) 5.75% is paid currently and 3.25% is deferred. The principal and deferred interest is payable in monthly installments from march 1999 until November 2005.

       (b)    4.5% is paid currently and 4.5% is deferred until maturity.

       (c) As of January 31, 1999, the purchase money mortgage was amended. The maturity date was extended to February 2000 under similar terms. Currently, the Company has initiated foreclosure action.

       (d) On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower is Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat is a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium. The Company purchased its participation portion from Lazard Freres & Co. LLC at 71.75% of the face amount of the Company's pro rata portion of the Facility Agreement's outstanding senior advances on the acquisition date. The Facility Agreement's advances are denominated in Pounds Sterling, Deutsche Marks, Dutch Guilders, Belgian Francs and French Francs. The discount at acquisition date, based on the then existing spot rate, was approximately $2.8 million. The Facility Agreement matures December 31, 2000 and bears interest at LIBOR (London Interbank Offered Rate) plus 1.75% per annum for the relevant currencies. Interest accrued from July 1, 1995 to June 30, 1996, in the approximate amount of $622,000, has been capitalized into the note receivable in accordance with the terms of the Facility Agreement. Subsequent to June 30, 1996 interest periods and payments can vary from one month to two, three or six months at the discretion of the borrower. There are scheduled payments of the advances over the term of the loan. In addition, repayments are required when certain underlying assets are sold. During the years ended December 31, 1999, 1998 and 1997, these repayments totalled approximately $1,177,000, $1,443,000 and $2,165,000, respectively.

       (e) In 1998, the Company acquired an interest in the Sands Hotel and Casino (the "Sands) located in Atlantic City, New Jersey by purchasing the principal amount of approximately $18.7 million of First Mortgage Notes ("Notes") issued by GB Property Funding Corp. ("GB Property"). GB

              Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $15.1 million. In 1999, the Company purchased additional Notes in the principal amount of $12.8 million with a purchase price of $10.2 million. An affiliate of the General Partner also has an investment in Notes of GB Property. A total of $185 million of such Notes were issued, which bear interest at 10.875% per annum and are due on January 15, 2004.

              Greate Bay owns and operates the Sands, a destination resort complex, containing a 76,000 square foot casino and 532 hotel rooms and other amenities. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

              The Company, the General Partner, and the directors and officers of the General Partner are in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. The Company understands that the application process may take a number of months. The Company has no reason to believe that it will not obtain its necessary license; however, the licensing application of the affiliate of the General partner may be reviewed and approved by the authorities earlier than the Company's application. In an effort to facilitate the consummation of the Greate Bay reorganization process, the Company has entered into an agreement (the "Transfer/Repurchase Agreement") to transfer its interest in Greate Bay to an affiliate of the General Partner at a price equal to the Company's cost for such Notes. However, the affiliate of the General Partner would be obligated to sell back to the Company, and the Company would be obligated to repurchase such interest in Greate Bay at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company, as was done in the case of Stratosphere in Nevada. The Company will also acquire its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or been obtained in connection with such Greate

              Bay interests while held by the affiliate of the General Partner under the Transfer/Repurchase Agreement.

              In March 2000, the Company transferred its interest in Greate Bay to an Icahn affiliate and received $25.3 million, the cost of the Company's Greate Bay investment.

              The Company has classified the GB Property Notes as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At December 31, 1999 unrealized holding losses of $1,732,000 are reflected in Partners' Equity.

       (f) In January 1998, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $15 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $14.1 million. In 1999, the Company purchased additional Notes in the principal amount of $1.7 million with a purchase price of $1.0 million. A total of $85 million of such notes were issued, which bear interest at 11.75% payable semi-annually and are due February 1, 2002. An affiliate of the General Partner also has an investment in the Notes of the Claridge Corporation. In August 1998, the Company received the semi-annual interest payment. The February 1, 1999 payment was postponed until March 2, 1999 when it was paid. In August 1999, the Claridge Corporation announced that it would not pay the interest due August 1, 1999 and that it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code to facilitate a financial restructuring.

              The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex, containing a 59,000 square foot casino on three levels and 502 hotel rooms and other attractions.

              As mentioned above regarding the Company's interest in the Sands, the Company is pursuing gaming licenses in New Jersey. As in the case of the Sands, the Company and an affiliate of the General Partner has entered into a Transfer/Repurchase Agreement to facilitate the approval process with respect to the Claridge Hotel.

              In March 2000, the Company transferred its interest in the Claridge Hotel to an Icahn affiliate and received $15.2 million, the cost of the Company's Claridge Hotel investment.

              The Company has classified the Claridge Corporation Note as available for sale for accounting purposes. This investment is carried at fair market value on the Balance Sheet. At December 31, 1999 unrealized holding losses of $5,343,000 are reflected in Partners' Equity.

       (g) In 1998, the Company purchased approximately $78.2 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. ("Philips") for approximately $35.2 million. In 1999, the Company purchased an additional $10.2 million of Philips debt for approximately $4.4 million. The Company also received a repayment from asset sales of approximately $5.6 million. In addition, an affiliate of Icahn purchased $200.0 million of senior debt of Philips. Philips is a Canadian-based company in the waste recovery business and its shares are listed on the New York Stock Exchange.

              In June 1999, Philips filed a voluntary application to reorganize under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto, Canada and voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. Philips is operating as a debtor-in-possession and expects to complete the reorganization process by mid-year 2000. In connection with the reorganization, the Company currently intends to act as a subparticipant and provide approximately $8.5 million of the $33.5 million debtor-in-possession financing obtained by Philips.

              The Company has classified the Philips debt as held for investment.

       (h) The Company has generally not recognized any profit in connection with the property sales in which the above purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received since profit recognition was not allowed under generally accepted accounting principles at the time of sale.

10.    HOTEL AND RESORT OPERATING PROPERTIES

       a. On August 18, 1997, a wholly-owned subsidiary of the Company acquired five notes and mortgages for approximately $10,745,000 with an aggregate face amount of approximately $14,340,000, excluding accrued and unpaid interest and penalties owed by the borrower and estimated to total approximately an additional $8,200,000. The notes were secured by certain real property belonging to the borrower, New Seabury Company Limited Partnership ("New Seabury"). The loans were non-performing and the debtor had filed a Chapter 11 petition for relief in the United States Bankruptcy Court, District of Massachusetts. The properties are part of a master planned community situated in the town of Mashpee located on Cape Cod in Massachusetts. Subsequent to the closing, the Company received approximately $115,000 in cash flow from property operations from a portion of the underlying collateral which was applied to the Company's investment.

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

              Total initial costs of approximately $28 million have been classified as follows: approximately $17.4 million as "Hotel and resort properties", $8.9 million as "Development property" and $1.7 million as "Other assets" on the Consolidated Balance Sheet. Resort operations for the period beginning August 1, 1998 have been included in the "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating income" less "hotel and resort operating expenses") resulted in income of approximately $3,654,000 and $841,000 for the years ended December 31, 1999 and 1998, respectively. Hotel and resort operating expenses include all expenses except for approximately $704,000 and $216,000 of depreciation and amortization and $0 and $273,000 of interest expense for the years ended December 31, 1999 and 1998, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings. In addition, approximately $97,000 and $35,000 of interest income was recorded in the years ended December 31, 1999 and 1998, respectively.

              During the year ended December 31, 1999, five condominiums and four undeveloped lots were sold resulting in a gain of approximately $1,971,000. This amount is included in the "Gain on sales and disposition of real estate."

              Resort operations are highly seasonal in nature with peak activity occurring from June to September.

       b. On July 14, 1992, Integra, a Hotel and Restaurant Company, which leased two hotel properties located in Miami, Florida and Phoenix, Arizona filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The tenant's petition, previously filed with the Bankruptcy Court, to reject the aforementioned leases, was approved on August 7, 1992, and the Company assumed operation of the properties on that date.

              At December 31, 1999, the property located in Miami Florida has a carrying value of approximately $6,213,000 and is unencumbered by any mortgages. This property was subject to a ground lease. In April 1999, the Company acquired the underlying land for approximately $1.9 million.

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

              The Company entered into a management agreement for the operation of the hotels with a national management organization. Since August 7, 1992, the hotels have been included in Hotel and Resort Operating Properties and their revenues and expenses separately disclosed in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating revenues" less "hotel and resort operating expenses") totaled approximately $800,000, $271,000 and $1,110,000 for the years ended December 31,
              1999, 1998 and 1997, respectively. Hotel and resort operating expenses include all expenses except for approximately $628,000,

               $577,000 and $527,000 of depreciation for the years ended
              December 31, 1999, 1998 and 1997, respectively, and $-0-, $-0- and $83,000 of interest expense for the years ended December 31, 1999, 1998, and 1997, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings.

11.    SIGNIFICANT PROPERTY TRANSACTIONS

       Information on significant property transactions during the three-year period ended December 31, 1999 is as follows:

       a. On May 18, 1995, the Company purchased approximately 248 acres of partially improved land located in Armonk, New York. The purchase price was approximately $3,044,000. The Company intends to construct approximately 45 to 50 single-family detached luxury homes subject to subdivision and other required approvals. No material development costs have yet been incurred.

       b. In January 1997, the Company sold a property tenanted by Forte Hotels, Inc. ("Forte") a/k/a Travelodge. The selling price was approximately $2,165,000, net of closing costs. A gain of approximately $1,403,000 was recorded in the year ended December 31, 1997.

       c. On January 7, 1997, the Company sold three properties tenanted by Federal Realty Investment Trust ("FRIT") for a total selling price of approximately $9,363,000. Two first mortgages with principal balances outstanding of approximately $878,000 were repaid at closing. In addition, closing costs of approximately $40,000 were incurred. As a result, the Company recognized a gain of approximately $1,778,000.

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

       e. On September 26, 1997, the Company purchased a retail property located in Schaumburg, Illinois for approximately $9,138,000 cash. The completed building, which is approximately 100,000 square feet, is tenanted by Bed Bath & Beyond, Inc., and Golfsmith International, Inc.

              Bed Bath & Beyond's lease is for an initial term of fifteen years starting at $565,896 per year for their approximately 71,000 square foot store with four five year renewal options at increased rentals. Golfsmith International's lease is for an initial term of fifteen years starting at $375,450 per year with three five year renewal options at increased rentals. The rent commencement date for both tenants occurred in November 1997. See Note 12c for mortgage details.

       f. On December 12, 1997, the Company sold the property tenanted by Hancock Bank located in Baton Rouge, Louisiana. The selling price was $5,075,000. As a result, the Company recognized a gain of approximately $1,345,000.

       g. In December 1997, the Company purchased for approximately $19 million, two multi-tenant industrial buildings, located in Hebron, Kentucky. Net rental income is approximately $1.75 million per annum. The Company obtained a mortgage of approximately $12.4 million in 1998. See Note 12b.

       h. On February 19, 1998, the Company sold a property located in Palo Alto, California to its tenant, Lockheed Missile and Space Company, Inc. for a selling price of approximately $9,400,000. As a result, the Company recognized a gain of approximately $4,130,000 in the year ended December 31, 1998.

       i. On May 21, 1998, the Company sold a property in Atlanta, Georgia that was tenanted by AT&T Corp. for a selling price of $8,600,000. As a result, the Company recognized a gain of approximately $1,260,000 in the year ended December 31, 1998.

       j. In August 1998, the Company purchased an industrial building located in Hebron, Kentucky. The property is net leased to United Parcel Service ("UPS"). The purchase price was $21,080,000 which included the simultaneous funding of a mortgage for $19,480,000. See Note 12d. for details on the mortgage.

              The lease term, which commenced on June 1, 1998, is for an initial term of ten years at $1,861,240 per year for the first five years and $2,138,304 per year in years six to ten. There are three five year renewal periods at increased rentals.

       k. In August 1998, the Company purchased a manufacturing facility located in Germantown, Wisconsin. The property is net leased to Stone Container Corporation. The purchase price was $9,025,000 cash. The lease term, which commenced May 1, 1998, is for eleven years at approximately $807,150 per year increasing 2% annually. There is one five year renewal period at approximately $1,013,429 per year increasing 3% annually. See note 12e. for mortgage details.

       l. In February 1999, the Company sold two properties located in Augusta, Georgia and Richmond, Virginia, to its tenant, Haverty Furniture Companies, Inc., pursuant to its exercise of a purchase option, for a selling price of approximately $2,734,000. As a result, the Company recognized a gain of approximately $1.6 million on the sale of this property in the year ended December 31, 1999.

       m. In July 1999, the Company sold a property located in Burbank, California to its tenant, Lockheed Missile and Space Company, Inc., for a selling price of $9.8 million. A gain of approximately $3.4 million was recorded in the year ended December 31, 1999.

       n. In July 1999, the Company purchased an office and industrial facility located in Madison, Wisconsin. The property is net leased to Rayovac Corporation. The purchase price was $22,000,000 (see
              Note 12f. for mortgage details). The lease term, which commenced December 15, 1985, is for twenty-eight years with rent currently at approximately $1,641,000 per year until December 31, 1999 when a scheduled cumulative consumer price index ("CPI") rent adjustment will occur with the new rent anticipated to be approximately $2 million per year. There are several additional CPI adjustments over the initial term of the lease which are based on the increase in the CPI since base year 1987. There is one ten year renewal period with rent based on additional CPI adjustments.

       o. In September 1999, the Company sold a property located in Ocala, Florida, formerly tenanted by K-Mart, for a selling price of $3.2 million. As a result, the Company recognized a gain of approximately $1 million in the year ended December 31, 1999.

       p. Entergy Louisiana, Inc., a tenant in fifteen properties owned by the Company, with leases expiring in the year 2000, has notified the Company that it will renew leases covering thirteen of the fifteen properties.

              The thirteen properties, which were leased for a total of approximately $2,400,000 per annum, have been renewed for approximately $2,595,000 per annum. Leases covering two properties with annual rents of approximately $902,000 will not be renewed.

              One of the properties not being renewed, with an annual rent of approximately $857,000, has an estimated fair market value of $3,000,000 and a carrying value of $4,548,000 resulting in the Company recording a provision for loss on real estate in the amount of approximately $1,548,000 in the year ended December 31, 1999.

       q. In November 1999, the Company sold a property located in Santa Clara, California, tenanted by Wickes, for a selling price of $5.9 million. As a result, the Company recognized a gain of approximately $5.1 million in the year ended December 31, 1999.

12.    MORTGAGES PAYABLE

       At December 31, 1999 mortgages payable, all of which are nonrecourse to the Company, are summarized as follows (in $000's):

                                                                         Annual
                                                                        Principal             Balance at
                                                                           and                December 31
                    Range of                     Range of               Interest              -----------
                 Interest Rates                 Maturities               Payment           1999          1998
            ------------------------    ---------------------------     ----------      ----------    ----------
               7.080%   -    8.790%     10/31/00     -  12/31/18        $   17,802      $  151,496    $  135,131
               9.000    -   10.750       9/30/00     -  12/31/13             5,965          27,891        38,428
                                                                        ----------      ----------    ----------

                                                                        $   23,767      $  179,387    $  173,559
                                                                        ==========      ==========    ==========

The following is a summary of the anticipated future principal payments of the mortgages:

                          Year ending
                         December 31,                 Amount
                     ----------------------       -------------
                     2000                         $      20,256
                     2001                                 8,691
                     2002                                 7,075
                     2003                                 7,359
                     2004                                 7,256
                     2005-2009                           94,490
                     2010-2014                           22,805
                     2015-2019                           11,455
                                                  -------------

                                                  $     179,387
                                                  =============

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

       c. In April 1998, the Company executed a new mortgage loan and obtained funding in the principal amount of $7,150,000 which is secured by a mortgage on one retail building located in Schaumburg, Illinois. The loan bears interest of 7.25% per annum and matures May 10, 2008, at which time the remaining principal balance of approximately $6,183,000 will be due. Annual debt service is approximately $585,000.

       d. On August 5, 1998, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $19.5 million, which is secured by a mortgage on one industrial building tenanted by United Parcel Service, located in Hebron, Kentucky. The loan bears interest at 7.08% per annum and matures July 15, 2008, at which time the remaining principal balance of approximately $15.4 million will be due. Annual debt service is approximately $1,664,000.

       e. On June 30, 1999, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $6.3 million, which is secured by a mortgage on an industrial building tenanted by Stone Container Corporation, located in Germantown, Wisconsin. The loan bears interest at 7.25% per annum and matures July 1, 2009, at which time the remaining principal balance of approximately $5 million will be due. Annual debt service is approximately $546,000.

       f. On September 15, 1999, the Company executed a mortgage loan and obtained funding in the principal amount of $16.1 million, which is secured by a mortgage on an office and industrial facility tenanted by Rayovac Corporation, located in Madison, Wisconsin. The loan bears interest at 7.99% per annum and matures September 2014, at which time the remaining principal balance of approximately $6.3 million will be due. Annual debt service is approximately $1,416,000 through December 2003 and approximately $1,772,000 thereafter.

13.    SENIOR INDEBTEDNESS

       On May 27, 1988, the Company closed a $50,000,000, 10-year senior unsecured debt financing. The notes had an interest rate of 9.6%, payable semiannually, 2% of which was deferred and added to the principal at the Company's option during the first five years. In May 1997, the Company repaid approximately $11,308,000 of the outstanding principal balance of the notes. The Company made its final principal repayment of approximately $11,308,000 on the final payment date of May 27, 1998.

14.    RIGHTS OFFERINGS

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

              On April 12, 1995, the Company received approximately $108.7 million, the gross proceeds of the 1995 Offering, from its subscription agent and a capital contribution of approximately $2.2 million from API. The Company issued 1,975,640 Preferred Units and an additional 11,853,840 Depositary Units. Trading in the Preferred Units commenced March 31, 1995 on the New York Stock Exchange ("NYSE") under the symbol "ACP PR". The Depositary Units trade on the NYSE under the symbol "ACP".

       b. In September 1997, the Company completed its 1997 Rights Offering (the "1997 Offering") to holders of its Depositary Units. The aggregate amount raised in the 1997 Offering was approximately $267 million, which is expected to be used primarily for additional investment opportunities.

              On September 25, 1997 the Company received approximately $267 million, the gross proceeds of the 1997 Offering, from its subscription agent and a capital contribution of approximately $5.4 million from API. Expenses incurred in connection with the 1997 Offering were approximately $400,000. The Company issued an additional 5,132,911 Preferred Units and 20,531,644 Depositary Units. The Preferred and Depositary Units trade on the New York Stock Exchange under the symbols "ACP PR" and "ACP", respectively.

              On March 31, 1998, the Company distributed 365,553 Preferred Units to holders of record as of March 13, 1998. On March 31, 1999, the Company distributed 383,830 Preferred Units to holders of record as of March 15, 1999. As of December 31, 1999 and 1998, 8,060,437
              and 7,676,607 Preferred Units, respectively, are issued and outstanding.

              As of December 31, 1999, High Coast owns 6,974,167 Preferred Units and 32,398,771 Depositary Units.

15.    TENDER OFFER

       On November 20, 1998, affiliates of Icahn made an offer to purchase up to 10,000,000 of the outstanding Depositary Units at a purchase price of $10.50 per Depositary Unit, net to the seller in cash, without interest (the "1998 Tender Offer"). As a result, Leyton LLC, an affiliate of Icahn, purchased 6,568,165 Depositary Units.

       As of December 31, 1999, Icahn affiliates own 38,966,936 Depositary
       Units.

16. RECONCILIATION OF NET EARNINGS PER FINANCIAL STATEMENTS TO TAX REPORTING (in $000's)


                                                                      1999                1998                1997
                                                                 ---------------     ---------------      --------------

         Net earnings per financial statements                   $       95,816      $      70,638        $      75,384

         Minimum lease payments received, net of
             income earned on leases accounted for
             under the financing method                                   7,938              7,887                7,683

         Gain on real estate transactions and sale of
             limited partnership interests for tax purposes
             (lesser than) greater than that for financial
             statement purposes                                         (11,859)            (3,527)              (5,594)

         Provision for loss for financial statement
             purposes                                                     1,946              1,180               10,875

         Difference attributed to joint ventures and
             minority interest                                             (107)              (209)                 (46)

         Equity in earnings of Stratosphere
             Corporation                                                 (1,263)                --                   --

         Difference between expense accruals, net of
             income accruals, at beginning of year and
             end of year                                                  3,006             (4,872)              (2,094)

         Depreciation and amortization for tax
             purposes in excess of that for financial
             statement purposes due to leases
             accounted for under the financing method                    (3,323)            (4,852)              (4,464)

         Other                                                               --                (26)                 (26)
                                                                 ---------------     ---------------      --------------

         Taxable income                                          $       92,154      $      66,219        $      81,718
                                                                 ===============     ===============      ==============

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)
       (IN $ THOUSANDS, EXCEPT PER UNIT DATA)

                                                                            Three Months Ended
                                                 -------------------------------------------------------------------------
                                                            March 31,                               June 30,
                                                 ---------------------------------      ----------------------------------
                                                     1999                1998                1999                1998
                                                 --------------      -------------      ---------------      -------------

         Revenues                                $  22,112           $   21,356         $    24,431          $    21,319
                                                 ==============      =============      ===============      =============

         Earnings before property and
             securities transactions and
             equity interest in affiliate        $  11,227           $   13,902         $    12,724          $    14,100
         Gains on property transactions              2,703                4,550                 959                2,527
         Gain on sale of marketable
             equity securities                          --                   --              28,590                   --
         Provision for loss on real estate            (227)                (452)                 --                 (150)
         Equity in earnings of
             Stratosphere Corporation                1,107                   --                 139                   --
                                                 --------------      -------------      ---------------      -------------

         Net earnings                            $  14,810           $   18,000         $    42,412          $    16,477
                                                 ==============      =============      ===============      =============

         Net earnings per limited
             partnership unit:
                Basic earnings                   $     .29           $      .36        $        .88          $       .33
                                                 ==============      =============      ===============      =============

                Diluted earnings                 $     .26           $      .33        $        .74          $       .30
                                                 ==============      =============      ===============      =============


                                                                            Three Months Ended
                                                 -------------------------------------------------------------------------
                                                          September 30,                           December 31,
                                                 ---------------------------------      ----------------------------------
                                                     1999                1998                1999                1998
                                                 --------------      -------------      ---------------      -------------

         Revenues                                $  27,806           $  27,044          $    24,191          $    23,587
                                                 ==============      =============      ===============      =============

         Earnings before property and
             securities transactions and
             equity interest in affiliate        $  14,658           $  18,251          $    13,188          $    12,118
         Gain (loss) on property
             transactions                            5,286               2,683                7,164                 (695)
         Gain on sale of limited
             partnership interests                      --                  --                   --                4,382
         Provision for loss on real estate          (1,137)                 --                 (582)                (578)
         Equity in earnings of
             Stratosphere Corporation                  129                  --                 (112)                  --
                                                 --------------      -------------      ---------------      -------------

         Net earnings                            $  18,936           $  20,934          $    19,658          $    15,227
                                                 ==============      =============      ===============      =============

         Net earnings per limited
             Partnership unit:
                Basic earnings                   $     .38           $     .42          $       .40          $       .30
                                                 ==============      =============      ===============      =============

                Diluted earnings                 $     .33           $     .38          $       .34          $       .27
                                                 ==============      =============      ===============      =============

       Net earnings per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

18.    COMPREHENSIVE INCOME

       The Company adopted SFAS No. 130 "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

       Comprehensive income for the years ended December 31, 1999, 1998 and 1997 is as follows ($ in thousands):

                                                                    1999                  1998                 1997
                                                                --------------       ---------------      ----------------

         Net income                                             $     95,816         $      70,638        $       75,384
         Net unrealized (loss) gain on securities
             available for sale                                         (291)                9,273                    --
         Realized gains previously reported in
             Partner's equity                                        (16,058)                   --               (23,548)
                                                                --------------       ---------------       ---------------

                                                                $     79,467         $      79,911         $      51,836
                                                                ==============       ===============       ===============



19.    SEGMENTED REPORTING

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

       Nonsegment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. Nonsegment assets to reconcile to total assets includes investment in treasury bills, cash and cash equivalents, investment in Stratosphere Corporation for 1999 and 1998, receivables and other assets, and debt placement costs.

       The accounting policies of the segments are the same as those described in Note 2.

       The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations is not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

       The revenues, net earnings, assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the years ended and as of December 31, 1999, 1998 and 1997 ($ in thousands):

                                                             1999                  1998                  1997
                                                        ---------------       ---------------       ---------------

        Revenues:
            Rental real estate                          $   43,156            $    42,633           $   41,763
            Hotel & resort operating properties             20,262                  8,758                6,098
            Other investments                               11,527                 14,714                7,405
                                                        ---------------       ---------------       ---------------
                          Subtotal                          74,945                 66,105               55,266

        Reconciling items                                   23,595      (1)        27,201     (1)       15,652      (1)
                                                        ---------------       ---------------       ---------------

                          Total revenues                $   98,540            $    93,306           $   70,918
                                                        ===============       ===============       ===============


       (1) Primarily interest income on T-bills and other short-term investments and other income.


                                                                       1999                   1998                   1997
                                                                  ----------------       ---------------        ---------------

        Net earnings:
        Segment earnings:
            Rental real estate                                    $    40,233            $    39,984            $     38,306
            Hotel and resort operating properties                       4,454                  1,113                   1,146
            Other investments                                          11,527                 14,714                   7,405
                                                                  ----------------       ---------------        ---------------
               Total segment earnings                                  56,214                 55,811                  46,857

        Interest income                                                23,595                 25,180                  15,198
        Interest expense                                              (18,303)               (15,910)                (13,189)
        Other income                                                       --                  2,021                     454
        General and administrative expenses                            (4,133)                (3,808)                 (3,188)
        Depreciation and amortization                                  (5,576)                (4,923)                 (5,112)
                                                                  ----------------       ---------------        ---------------
               Earnings before property
                  and securities transactions
                  and equity interest in affiliate                     51,797                 58,371                  41,020

        Gain on sales and disposition of real estate                   16,112                  9,065                  16,051
        Gain on sale of limited partnership
            Interests                                                      --                  4,382                      --
        Provision for loss on real estate                              (1,946)                (1,180)                 (1,085)
        Provision for loss on mortgages receivable                         --                     --                  (9,790)
        Gain on sale of marketable equity securities                   28,590                     --                  29,188
        Equity in earnings of Stratosphere Corporation                  1,263                     --                      --
        General partner's share                                        (1,907)                (1,406)                 (1,500)
                                                                  ----------------       ---------------        ---------------

        Net earnings-limited partners unitholders                 $    93,909            $    69,232            $     73,884
                                                                  ================       ===============        ===============

                                                                    1999                   1998                   1997
                                                               ----------------       ----------------       ----------------

        Assets:
            Rental real estate                                 $   375,477            $    381,554           $    383,392
            Development properties                                  11,942                  12,830                  3,860
            Hotel and resort operating properties                   25,694                  22,037                  5,002
            Other investments                                       80,275                 263,957                 82,940
                                                               ----------------       ----------------       ----------------
                                                                   493,388                 680,378                475,194

            Reconciling items                                      667,278                 455,537                516,036
                                                               ----------------       ----------------       ----------------

                          Total                                $ 1,160,666            $  1,135,915           $    991,230
                                                               ================       ================       ================

        Real estate investment capital expenditures:
        Acquisitions:
            Rental real estate                                 $    23,594            $     30,218           $     63,064
            Development properties                                      --                   8,970                     --
            Hotel and resort operating properties                       --                  17,444                     --
                                                               ----------------       ----------------       ----------------

                                                               $    23,594            $     56,632           $     63,064
                                                               ================       ================       ================

        Developments:
            Rental real estate                                 $       177            $        112           $      1,480
            Development properties                                   1,504                     542                    568
            Hotel and resort operating properties                    3,872                     384                    357
                                                               ----------------       ----------------       ----------------

                                                               $     5,553            $      1,038           $      2,405
                                                               ================       ================       ================



20.    COMMITMENTS AND CONTINGENCIES

       a. On September 18, 1995, Caldor Corp., a tenant in a property owned by the Company, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Federal Bankruptcy Code. The annual rental for this property is approximately $248,000. In January 1999, Caldor announced it would liquidate its holding and close its stores. The tenant has exercised its right to reject the lease effective July 31, 1999. At December 31, 1999, the property has a carrying value of approximately $1,751,000 and is unencumbered by any mortgage.

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

        c. On or about September 9, 1997, two limited partners in the Company brought a derivative action against the Company, the General Partner, its directors and one of its officers, alleging breach of fiduciary duties by the defendants in connection with, inter alia, the Company's investments in Arvida and Stratosphere, Amanda & Kimberly Kahn v. Carl C. Icahn, et al., C.A. No. 15916 (Del. Ch.). Plaintiffs claimed that defendant Icahn improperly diverted opportunities to participate in these investments from the Company to himself. Plaintiffs sought damages arising from these alleged breaches of fiduciary duty, attorney's fees and other relief. On November 12, 1998, the Court of Chancery of the State of Delaware granted the defendants' motion to dismiss all of plaintiffs' claims against the defendants. Plaintiffs served a notice of appeal upon defendants on December 11, 1998. On March 11, 1999, the Company received a copy of plaintiffs' opening brief and on March 24, 1999 all of the defendants filed a Motion to Affirm in the Delaware Supreme Court. After oral arguments by both sides in December 1999, Justices Walsh, Harnett, and Berger of the Delaware Supreme Court on January 24, 2000 upheld the Chancery Court's finding and affirmed dismissal of the action.

21.    PROPERTY HELD FOR SALE

       At December 31, 1999, the Company owned twelve properties that were being actively marketed for sale. The aggregate value of the properties is estimated to be approximately $6,740,000 after incurring a provision for loss on real estate in the amount of $90,000 in the year ended December 31, 1999.

       At December 31, 1998, the Company owned seven properties that were being actively marketed for sale. The aggregate value of the properties was estimated to be approximately $3,893,000 after incurring a provision for loss on real estate in the amount of $657,000 in the year ended December 31, 1998. At December 31, 1997, the aggregate value of seven properties was estimated to be approximately $4,164,000 after incurring a provision for loss on real estate in the amount of $240,000 in 1997.

22.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The fair values of the mortgages and notes receivable which are current are based on the discounted cash flows of their respective payment streams, except for the Claridge Corporation notes which are valued at quoted market prices.

The approximate estimated fair values of the mortgages receivable held as of December 31, 1999 are summarized as follows (in 000's):

                                                                          At December 31, 1999
                                                               -------------------------------------------
                     Collateralized by                                Net                   Estimated
                     Property Tenanted by or debtor                Investment              Fair Value
                     ------------------------------------      -------------------      ------------------

                     Hardee's Food Systems, Inc.               $           16                      215
                     Bank of Virginia                                     371                      540
                     Easco Corp.                                          890                    3,580
                     Winchester Partnership                               713                      706
                     Philip Services Corp.                             34,050                   34,050
                     Sands Hotel and Casino                            23,562                   23,562
                     Claridge Hotel and Casino
                         Corp.                                          9,768                    9,768

                                                                          At December 31, 1998
                                                               -------------------------------------------
                     Collateralized by                                Net                   Estimated
                     Property Tenanted by or debtor                Investment              Fair Value
                     ------------------------------------      -------------------      ------------------

                     Hardee's Food Systems, Inc.               $           15                      197
                     Bank of Virginia                                     366                      505
                     Easco Corp.                                          903                    3,450
                     Winchester Partnership                             1,039                    1,049
                     Philip Services Corp.                             35,240                   35,240
                     Sands Hotel and Casino                            11,190                   11,190
                     Claridge Hotel and Casino
                         Corp.                                         11,250                   11,250

       The net investment at December 31, 1999 and 1998 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

       Marketable Equity Securities

       Marketable equity securities available for sale are carried at fair market value.

       Equity Interest in Stratosphere Corporation

       The equity interest in Stratosphere Corporation whose fair value and carrying value at December 31, 1999 is $50,224,000 is valued using the equity method.

       Limitations

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

23.    DISTRIBUTIONS PAYABLE

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

24.    REPURCHASE OF DEPOSITARY UNITS

       In October 1998, the Company repurchased 100,000 Depositary Units at a cost of $737,500. The Company had previously been authorized to repurchase up to 1,250,000 Depositary Units. As of December 31, 1999, the Company had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000.

25.     SUBSEQUENT EVENTS

       a. Pursuant to the terms of the Preferred Units, on February 23, 2000, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable March 31, 2000 to holders of record as of March 15, 2000.

       b. In March 2000, the Company acquired from Icahn the assets of Bayswater Realty & Capital Corp., a land development company, and all of the ownership interests of its affiliated entities (collectively, "Bayswater"). The purchase price for the acquisition of Bayswater is approximately $84.35 million.

              Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family homes, multi-family homes and residential lots in subdivisions and in planned communities. Bayswater presently is developing ten residential subdivisions in New York and Florida.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NONE

                                    PART III

Item 10.          Directors and Executive Officers of AREP.

         The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

Name                                            Age                             Office
----                                            ---                             ------
Carl C. Icahn                                    64                             Chairman of the Board

William A. Leidesdorf                            54                             Director

Jack G. Wasserman                                63                             Director

Albo J. Antenucci, Jr.                           43                             Executive Vice President and Chief
                                                                                Operating Officer

Martin L. Hirsch                                 45                             Executive Vice President and
                                                                                Director of Acquisitions and
                                                                                Development

John P. Saldarelli                               58                             Vice President, Secretary and
                                                                                Treasurer

         Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He is also President and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a Delaware corporation ("SHC") and Chairman of the Board and a Director of various of SHC's subsidiaries, including ACF Industries, Inc., a New Jersey corporation ("ACF"). SHC is primarily engaged in the business of holding, either directly or through subsidiaries, a majority of the common stock of ACF and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. ACF and Icahn & Co., Inc. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. Mr. Icahn was Chief Executive Officer and Member of the Office of the Chairman of Trans World Airlines, Inc. ("TWA") from November 8, 1988 to January 8, 1993; Chairman of the Board of Directors of TWA from January 3, 1986 to January 8, 1993 and Director of TWA from September 27, 1985 to January 8, 1993. Mr. Icahn also serves as a director of Cadus Pharmaceutical Corporation, a public biotechnology company. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations that invest in publicly traded securities. In October 1998, Mr. Icahn was appointed Chairman of the Board of Stratosphere. In March, 2000, Mr. Icahn nominated eight people for the board of directors of Nabisco Group Holdings including himself. There can be no assurance that Mr. Icahn's slate of directors will be elected to the board of Nabisco Group Holdings.

         William A. Leidesdorf has served as Director of the General Partner since March 26, 1991. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance National Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. From January 1, 1994 through April 1995, Mr. Leidesdorf was Managing Director of RFG Financial, Inc., a commercial mortgage company. From September 30, 1991 to December 31, 1993, Mr. Leidesdorf was Senior Vice President of Palmieri Asset Management Group. From May 1, 1990 to September 30, 1991, Mr. Leidesdorf was Senior Vice President of Lowe Associates, Inc., a real estate development company, where he was involved in the acquisition of real estate and the asset management workout and disposition of business areas. He also acted as the Northeast Regional Director for Lowe Associates, Inc. From June 1985 to January 30, 1990, Mr. Leidesdorf was Senior Vice President and stockholder of Eastdil Realty, Inc., a real estate company, where he was involved in the asset management workout, disposition



                                     III-1
of business and financing areas. During the interim period from January 30, 1990 through May 1, 1990, Mr. Leidesdorf was an independent contractor for Eastdil Realty, Inc. on real estate matters.

         Jack G. Wasserman has served as a Director of the General Partner since December 3, 1993. Mr. Wasserman is an attorney and a member of the New York State Bar and has been with the New York based law firm of Wasserman, Schneider & Babb since 1966, where he is currently a senior partner. Mr. Wasserman also serves as a director of Cadus Pharmaceutical Corporation, a public biotechnology company. In addition, in 1998 Mr. Wasserman was appointed to the Board of Directors of National Energy Group, Inc., an independent public energy company primarily engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas. In addition, at the direction of the Nevada State Gaming Control Board, Mr. Wasserman sits as a member of the Compliance Committee of the Stratosphere Hotel and Casino, Inc. Mr. Wasserman is not a member of the Board of Directors of Stratosphere Hotel and Casino, Inc. In the fourth quarter of 1999, Mr. Wasserman acquired approximately 18.5 million common shares of Philip Services Corp. from an affiliate of Mr. Icahn for approximately $1.5 million consisting of cash and a non-recourse promissory note secured by the acquired shares, which shares, after the proposed reorganization of Philip Services Corp., would represent less than 0.5% of the outstanding common shares of the reorganized company. In March, 2000, Mr. Wasserman was nominated by Mr. Icahn as one of the eight directors proposed by Mr. Icahn for the board of Nabisco Group Holdings as described above. There can be no assurance that Mr. Icahn's slate of directors will be elected to the board of Nabisco Group Holdings.

         Albo J. Antenucci, Jr. has served as Executive Vice President of Bayswater Realty & Capital Corp. since January, 1996. Mr. Antenucci was also Vice President of Bayswater from June, 1989 until January, 1996. On March 23, 2000, Mr. Antenucci was elected to serve as Executive Vice President and Chief Operating Officer of the General Partner.

         Martin L. Hirsch has served as a Vice President of the General Partner since 1991, focusing on investment, management and disposition of real estate properties and other assets. From January, 1986 to January, 1991, Mr. Hirsch was a Vice President of Integrated Resources, Inc. where he was involved in the acquisition of commercial real estate properties and asset management. In 1985 and 1986, Mr. Hirsch was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. In 1998, Mr. Hirsch was appointed to the Board of Directors of National Energy Group, Inc., an independent public energy company primarily engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas. On March 23, 2000, Mr. Hirsch was elected to serve as Executive Vice President and Director of Acquisitions and Development of the General Partner


         John P. Saldarelli has served as Vice President, Secretary and Treasurer of the General Partner since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993 and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. In October 1998, Mr. Saldarelli was appointed to the Board of Directors of Stratosphere.

         William Leidesdorf and Jack G. Wasserman are on the Audit Committee of the Board of Directors of the General Partner. AREP believes that the Audit Committee members are "independent" as defined in the applicable listing standards of the New York Stock Exchange.

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

         Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Directors who are not employed by AREP or certain affiliates, receive fees of $3,000 for attendance at each meeting of the Board of Directors. Mr. Leidesdorf and Mr. Wasserman each received $15,000 for attendance at such meetings in 1999. In addition, directors who are not employed by AREP or certain affiliates may receive additional fees for special meetings of or services rendered on behalf of the Audit Committee. Mr. Leidesdorf and Mr. Wasserman each received $35,000 of such fees in 1999.

         Each of the executive officers of the General Partner performs services for other affiliates of the General Partner.

         There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

         If distributions (which are payable in kind) are not made to the holders of Preferred Units on any two Payment Dates (which need not be consecutive), the holders of more than 50% of all outstanding Preferred Units, including the General Partner and its affiliates, voting as a class, will be entitled to appoint two nominees for the Board of Directors of the General Partner. Holders of Preferred Units owning at least 10% of all outstanding Preferred Units, including the General Partner and its affiliates to the extent that they are holders of Preferred Units, may call a meeting of the holders of Preferred Units to elect such nominees. Once elected, the nominees will be appointed to the Board of Directors of the General Partner by Icahn. As directors, the nominees will, in addition to their other duties as directors, be




                                     III-2
specifically charged with reviewing all future distributions to the holders of the Preferred Units. Such additional directors shall serve until the full distributions accumulated on all outstanding Preferred Units have been declared and paid or set apart for payment. If and when all accumulated distributions on the Preferred Units have been declared and paid or set aside for payment in full, the holders of Preferred Units shall be divested of the special voting rights provided by the failure to pay such distributions, subject to revesting in the event of each and every subsequent default. Upon termination of such special voting rights attributable to all holders of Preferred Units with respect to payment of distributions, the term of office of each director nominated by the holders of Preferred Units (the "Preferred Unit Directors") pursuant to such special voting rights shall terminate and the number of directors constituting the entire Board of Directors shall be reduced by the number of Preferred Unit Directors. The holders of the Preferred Units have no other rights to participate in the management of AREP and are not entitled to vote on any matters submitted to a vote of the holders of Depositary Units.

Filing of Reports

         To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 1999.

Item 11.          Executive Compensation.(1)

         The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 1999, 1998 and 1997.(2)

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------

                                        Annual Compensation
-----------------------------------------------------------------------------------------------------------
         (a)                                                           (b)                           (c)

Name and Principal Position                                           Year                       Salary ($)
---------------------------                                           ----                       ----------
John P. Saldarelli(3)                                                 1999                         164,092
Vice President, Secretary and Treasurer                               1998                         148,000
                                                                      1997                         136,000

Martin L. Hirsch (3)                                                  1999                         237,692
Executive Vice President and                                          1998                         209,600
Director of Acquisitions and Development                              1997                         202,750

         In February 1993, AREP adopted a 401K plan pursuant to which AREP will make a matching contribution to an employee's individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.



--------------------------

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

(2) Carl C. Icahn, the Chief Executive Officer, received no compensation as such for the periods indicated. In addition, other than Martin L. Hirsch and John P. Saldarelli, no other executive officer received compensation in excess of $100,000 from AREP for the applicable period.

(3) On March 18, 1991, Mr. Saldarelli was elected Vice President, Secretary and Treasurer of the General Partner. On March 23, 2000, Martin L. Hirsch was elected Executive Vice President and Director of Acquisitions and Development of the General Partner and Albo J. Antenucci, Jr. was elected Executive Vice President and Chief Operating Officer of the General Partner. Messrs. Saldarelli, Hirsch and Antenucci devote substantially all of their time to the performance of services for AREP and its investments and the General Partner. The other executive officers and directors of the General Partner devote only a portion of their time to performance of services for AREP.


                                     III-3

Item 12.          Security Ownership of Certain
                  Beneficial Owners and Management.

         As of March 3, 2000, affiliates of Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 39,356,236 Depositary Units, or approximately 85.4% of the outstanding Depositary Units, and 6,974,167 Preferred Units, or approximately 86.5% of the outstanding Preferred Units.

         The affirmative vote of Unitholders holding more than 75% of the total number of all Depositary Units then outstanding, including Depositary Units held by the General Partner and its affiliates, is required to remove the General Partner. Thus, since Icahn, through affiliates, holds approximately 85.4% of the Depositary Units outstanding, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including affiliates of Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, as affiliates of Icahn hold in excess of 50% of the Depositary Units outstanding, Icahn, through affiliates, will have effective control over such approval rights.

         The following table provides information, as of March 3, 2000, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.

                                        Beneficial                           Beneficial
Name of                                Ownership of         Percent         Ownership of         Percent
Beneficial Owner                     Depositary Units       of Class       Preferred Units       of Class
----------------                     ----------------       --------       ---------------       --------
Carl C. Icahn(1)                         39,356,236             85.4%         6,974,167              86.5%
All directors and
executive officers
as a group (4 persons)                   39,356,236             85.4%         6,974,167              86.5%

         As described above, affiliates of Icahn hold 85.4% of the Depositary Units and 86.5% of the outstanding Preferred Units. Entities directly or indirectly owned by Icahn that are members of a controlled group for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and
Section 414 of the Internal Revenue Code of 1986, as amended (the "Code"), which in


-----------------------------

(1) Carl C. Icahn, through affiliates, is the beneficial owner of the 39,356,236 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 28,642 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary. Furthermore, pursuant to a registration rights agreement entered into by affiliates of Icahn in connection with the 1997 Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by affiliates of Icahn.



                                     III-4
general terms includes entities in which there is at least 80% common ownership, may have joint and several responsibility for various benefits-related liabilities arising under ERISA and the Code. As a result of the more than 80% ownership interest in AREP of Icahn and his affiliates, AREP will be deemed to be included in the same controlled group that includes ACF and Pichin Corp. ("Pichin"), an affiliate of ACF (the "Controlled Group").

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




                                     III-5

Item 13.          Certain Relationships and Related Transactions.

Related Transactions with the General Partner and its Affiliates

         Icahn, in his capacity as majority Unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other Unitholders. In addition, Icahn has confirmed to AREP that neither he nor any of his affiliates will receive any fees from AREP in consideration for services rendered in connection with non-real estate related investments by AREP such as advice to purchase and sell RJR shares which generated approximately $29 million of profits for AREP in each of 1997 and 1999. AREP may determine to make investments in which Icahn or his affiliates have independent investments in such assets; in addition, AREP may enter into other transactions with the General Partner and its affiliates, including, without limitation, buying and selling assets from or to the General Partner or its affiliates and participating in joint venture investments in assets with the General Partner or its affiliates, whether real estate or non-real estate related, provided the terms of all such transactions are fair and reasonable to AREP. Furthermore, it should be noted that the Partnership Agreement provides that the General Partner and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with the business of AREP. Icahn and his affiliates currently invest in and perform investment management services with respect to assets that may be similar to those AREP may invest in and intend to continue to do so; pursuant to the Partnership Agreement, however, AREP shall not have any right to participate therein or receive or share in any income or profits derived therefrom. See Item 1. "Business -- Investment in RJR" and "Investment in Limited Partnership Units." In connection with the acquisition of Bayswater in March, 2000, however, subject to certain exceptions, Mr. Icahn agreed that for a period of one year he will not engage in the United States, directly or indirectly, in the business of constructing and selling single-family homes, multi-family homes and residential lots in subdivisions and in planned communities, except through AREP.

         For the years ended December 31, 1999 and 1998, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 1998 and 1999 the General Partner was allocated approximately $1,406,000 and approximately $1,907,000 respectively, of the net earnings of AREP as a result of its 1.99% general partner interest in AREP.

         On March 31, 1999, Icahn received 332,100 Preferred Units as part of AREP's scheduled annual preferred unit distribution and is expected to receive an additional 348,708 Preferred Units in March 2000 as part of such scheduled annual preferred unit distribution.

         In March 2000, AREP acquired from Icahn the assets of Bayswater
Realty & Capital Corp., a land development company, and all of the ownership interests of its affiliated entities (collectively, "Bayswater"). The purchase price for the acquisition of Bayswater was approximately $84.35 million. The terms of the transaction have been reviewed and approved by the Audit Committee, which was advised by CIBC World Markets Corp., PricewaterhouseCoopers LLP and independent legal counsel. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family homes, multi-family homes and residential lots in subdivisions and in planned communities. Bayswater presently has ten residential subdivisions under development in New York and Florida. See Item 1. "Business
-- Investment Opportunities and Strategies -- Real Estate Investments."


         In March, 2000, AREP acquired approximately an additional 2% interest in the Stratosphere Tower, Casino and Hotel from affiliates of Mr. Icahn for approximately $2 million, giving it an aggregate interest in Stratosphere of approximately 51%. The terms of the acquisition were reviewed and approved by the Audit Committee.

          Further in March, 2000, AREP transferred its interests in the Sands Hotel and Casino and the Claridge Hotel and Casino to an affiliate of the General Partner and received approximately $40.5 million therefor, however, as noted above, the transfer is subject to AREP's right and obligation to repurchase such interests in the event that it obtains the proper gaming license in New Jersey.

         In May 1995, AREP and an affiliate of the General Partner ("Affiliate") entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for AREP and the Affiliate to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, AREP entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. AREP has sublet to certain affiliates of the General Partner 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. Affiliates of the



                                     III-6

General Partner reimbursed AREP for approximately $62,000 in rent paid by AREP on its behalf during 1999 in connection with the new lease. The prior lease, which was terminated, provided for approximately 6,900 square feet at an annual rental of $155,000 to AREP. In addition, AREP and the Affiliate received a lease termination fee of $350,000 allocated $175,000 to AREP and $175,000 to the Affiliate. Such allocations and the terms of the sublease were reviewed and approved by the Audit Committee. As part of the Bayswater acquisition, the lease was assigned to AREP, and AREP will be responsible for all costs under the lease. In addition, in 1997 AREP entered into a license agreement for a portion of office space from an affiliate of the General Partner. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, AREP has the non-exclusive use of approximately 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,436.20 per month, together with 16.79% of certain "additional rent." In 1999, AREP paid an affiliate of the General Partner $218,032 of rent in connection with this licensing agreement. In connection with the build-out of the space, AREP reimbursed such affiliate $486,989, representing AREP's allocable share of such costs net of a pro rata share of the sub-lessor's allowance for such build-out. The terms of such sublease were reviewed and approved by the Audit Committee.

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




                                     III-7

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

         During 1999, and prior to the acquisition of Bayswater, AREP engaged Bayswater to perform development, construction management, marketing and sales services with respect to three residential development sites located in New Seabury, Massachusetts, Armonk, New York and East Hampton, New York respectively. Bayswater has been reimbursed a pro rata portion of the salaries, benefits and related expenses for the personnel performing such services, plus all reasonable and customary out of pocket expenses incurred in connection with performing such services. Such reimbursements have been subject to review and approval by the Audit Committee. During 1999, AREP reimbursed Bayswater approximately $877,000 for such services rendered and expenses in connection therewith.

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

         In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefor. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee. In 1999 there were no such amounts. Finally, an affiliate of the General Partner provided certain administrative services to AREP in the amount of approximately $4,000 in 1999.

         The Audit Committee meets on an annual basis, or more often if necessary, to review any conflicts of interest which may arise, including the payment by AREP of any fees to the General Partner or any of its affiliates. The General Partner and its affiliates may not receive duplicative fees.

         The functions of AREP's Audit Committee as set forth in the Partnership Agreement and its Charter include (i) the review of AREP's financial and accounting policies and procedures, (ii) the review of the results of audits of the books and records of AREP made by AREP's outside auditors, (iii) the review of allocations of overhead expenses in connection with the reimbursement of expenses to the General Partner and its affiliates, and (iv) the review and approval of related party transactions and conflicts of interest in accordance with the terms of the Partnership Agreement.

         The Audit Committee, comprised of Messrs. Leidesdorf and Wasserman, have confirmed that: (i) the Audit Committee reviewed and discussed AREP's 1999 audited financial statements with management, (ii) the Audit Committee has discussed with AREP's independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380),
(iii) the Audit Committee has received the written disclosures and the letter from the independent



                                     III-8
accountants required by Independence Standards Board Standard No. 1, and (iv) based on the review and discussions referred to in clauses (i), (ii) and (iii) above, the Audit Committee recommended to the Board of Directors that AREP's 1999 audited financial statements be included in this Annual Report on Form 10-K.



                                     III-9

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K.

(a)(1)            Financial Statements:

         The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                                 Page
                                                                 Number
                                                                 ------

Independent Auditors' Report                                      II-12

Consolidated Balance Sheets -                                     II-13-14
December 31, 1999 and 1998

Consolidated Statements of Earnings -                             II-15-16
Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Partners' Equity            II-17-18
and Comprehensive Income - Years ended
December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows -                           II-19-20
Years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                        II-21-70

(a)(2)            Financial Statement Schedules:
                  -----------------------------

Schedule III -    Real Estate Owned and Revenues                  IV-5-15
Earned (by tenant or guarantor,
                  as applicable)

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

(b)      Reports on Form 8-K:
         -------------------

         (1) A Form 8-K was filed on April 8, 1999 regarding a March 29, 1999 announcement of 1998 fourth quarter and full year financial results and that no distributions were expected during 1999.

         (2) A Form 8-K was filed on December 22, 1999 regarding the announcement of the acquisition from Icahn of Bayswater Realty &
         Capital Corp. and its affiliated entities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                AMERICAN REAL ESTATE PARTNERS, L.P.

                                By:   AMERICAN PROPERTY INVESTORS, INC.
                                      General Partner

                                By:   /s/ Carl C. Icahn
                                      ------------------------------------
                                               Carl C. Icahn
                                               Chairman of the Board

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

Signature                                               Title                                   Date
---------                                               -----                                   ----

/s/Carl C. Icahn                                   Chairman of the Board                        March 30, 2000
-----------------------                              (Principal Executive
   Carl C. Icahn                                     Officer)


/s/William A. Leidesdorf                           Director                                     March 30, 2000
--------------------------
   William A. Leidesdorf

/s/Jack G. Wasserman                               Director                                     March 30, 2000
----------------------
   Jack G. Wasserman

/s/John P. Saldarelli                              Treasurer                                    March 30, 2000
--------------------------                           (Principal Financial
   John P. Saldarelli                                Officer and Principal
                                                     Accounting Officer

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership                 Schedule III
                                                                    ------------

                                                                          Page 1


                      REAL ESTATE OWNED AND REVENUES EARNED
                      -------------------------------------

                                                                                              Part 1 - Real estate owned at
                                                                                       December 31, 1999 - Accounted for under the:
                                                                                     -----------------------------------------------
                                                                                                         Operating Method
                                                                                     -----------------------------------------------


                                                                                                                       Amount
                                                                                                                      Carried
                                                            No. of      Amount of     Initial Cost     Cost of        at close
                                                 State    Locations   Encumbrances    to Company   Improvements     of period
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Acme Markets, Inc. and FPBT of Penn.          PA          1                       $2,004,393                     $2,004,393
     Alabama Power Company                         AL          5        $3,401,890
     Amer Stores and The Fidelity Bank             PA          1
     Amer Stores, Grace, & Shottenstein Stores     NJ          1                        2,043,567                      2,043,567
     American Recreation Group, Inc.               NC          1                                0                              0
     Best Products Co., Inc.                       VA          1                        3,303,553                      3,303,553
     Caldor, Inc.                                  MA          1                                0                              0
     Chesebrough-Pond's Inc.                       CN          1                        1,549,805                      1,549,805
     Chomerics, Inc.                               MA          1
     Collins Foods International, Inc.             OR          3                          169,048                        169,048
     Collins Foods International, Inc.             CA          1                           87,810                         87,810
     David Miller of California                    CA          1
     Dillon Companies, Inc.                        MO          1                          546,681                        546,681
     Dillon Companies, Inc.                        LA          6                        1,553,812                      1,553,812
     Druid Point Bldg.                             GA          1
     Duke Power Co.                                NC          1         2,220,385
     East Syracuse                                 NY          1                          138,108        71,468          209,576
     European American Bank and Trust Co.          NY          1                        1,355,210                      1,355,210
     Farwell Bldg.                                 MN          1           433,154      5,081,105                      5,081,105
     Federated Department Stores, Inc.             CA          1
     First National Supermarkets, Inc.             CT          1        12,543,744
     First Union National Bank                     NC          1                                0                              0
     Fisher Scientific Company                     IL          1                          597,806                        597,806
     Forte Hotels International, Inc.              NJ          1
     Fox Grocery Company                           WV          1           852,712
     Gino's, Inc.                                  MO          1                                0                              0
     Gino's, Inc.                                  CA          1                                0                              0
     Gino's, Inc.                                  OH          1                          201,938                        201,938
     Gino's, Inc.                                  IL          1                                0                              0
     Golf Road                                     IL          1         7,031,805      9,278,164        10,099        9,288,263
     Grand Union Co.                               NJ          1                          430,664                        430,664
     Grand Union Co.                               MD          1                          372,383                        372,383
     Grand Union Co.                               NY          3                        1,084,020                      1,084,020
     Grand Union Co.                               NY          1                                0                              0
     Grand Union Co.                               VA          1                          266,468                        266,468
     Grand Union Co.                               NY          1         4,229,695
     Gunite                                        IN          1            44,217      1,134,565                      1,134,565
     G.D. Searle & Co.                             MD          1                                0                              0
     G.D. Searle & Co.                             MN          1
     G.D. Searle & Co.                             AL          1                                0                              0
     G.D. Searle & Co.                             IL          1                          256,295                        256,295
     G.D. Searle & Co.                             MN          1                          339,358                        339,358
     G.D. Searle & Co.                             IL          1                          323,559                        323,559
     G.D. Searle & Co.                             TN          1                                0                              0
     G.D. Searle & Co.                             MD          1                                0                              0
     Haverty Furniture Companies, Inc.             GA          1
     Haverty Furniture Companies, Inc.             FL          1
     Haverty Furniture Companies, Inc.             VA          1
     Integra A Hotel and Restaurant Co.            AL          2                          245,625                        245,625
     Integra A Hotel and Restaurant Co.            IL          1                          198,392                        198,392
     Integra A Hotel and Restaurant Co.            IN          1                          231,513                        231,513
     Integra A Hotel and Restaurant Co.            OH          1
     Integra A Hotel and Restaurant Co.            MO          1                          224,837                        224,837
     Integra A Hotel and Restaurant Co.            TX          1                          228,793                        228,793
     Integra A Hotel and Restaurant Co.            MI          1                          234,464                        234,464
     Intermountain Color                           KY          1                          559,644           800          560,444
     J.C. Penney Company, Inc.                     MA          1                        2,484,262                      2,484,262
     Kelley Springfield Tire Company               TN          1                          120,946                        120,946
     K-Mart Corporation                            LA          1
     K-Mart Corporation                            WI          1
     K-Mart Corporation                            FL          1
     K-Mart Corporation                            MN          1           430,000
     K-Mart Corporation                            FL          1                        2,743,109                      2,743,109
     K-Mart Corporation                            IA          1
     K-Mart Corporation                            FL          1                        2,636,000                      2,636,000
     K-Mart Corporation                            IL          1           175,525
     Kobacker Stores, Inc.                         MI          3                          163,687                        163,687




                                                 ---------------------------------------------------------------
                                                   Operating Method (con't)               Financing Method
                                                 --------------------------------    --------------------------

                                                                       Rent due                   Minimum lease
                                                                     and accrued                   payments due
                                                                     or received                   and accrued
                                                   Reserve for      in advance at       Net          at end
                                                  Depreciation      end of period    Investment     of period
----------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Acme Markets, Inc. and FPBT of Penn.           $1,464,530         ($21,292)
     Alabama Power Company                                                           $6,789,647
     Amer Stores and The Fidelity Bank                                                  505,766       $1,042
     Amer Stores, Grace, & Shottenstein Stores       1,560,971          (10,228)
     American Recreation Group, Inc.
     Best Products Co., Inc.
     Caldor, Inc.
     Chesebrough-Pond's Inc.                         1,149,185          (11,770)
     Chomerics, Inc.                                                                  5,729,645      (82,348)
     Collins Foods International, Inc.                                   (2,707)         81,764
     Collins Foods International, Inc.                                   (1,470)         46,444
     David Miller of California
     Dillon Companies, Inc.                            335,710          (19,630)
     Dillon Companies, Inc.                            878,258          (36,013)
     Druid Point Bldg.
     Duke Power Co.                                                                   3,991,270
     East Syracuse
     European American Bank and Trust Co.            1,284,888
     Farwell Bldg.                                   1,589,877
     Federated Department Stores, Inc.
     First National Supermarkets, Inc.                                               22,623,308     (221,459)
     First Union National Bank
     Fisher Scientific Company                         187,577
     Forte Hotels International, Inc.                                                 6,120,807      (59,447)
     Fox Grocery Company                                                              2,945,367
     Gino's, Inc.
     Gino's, Inc.
     Gino's, Inc.                                                                       112,075
     Gino's, Inc.
     Golf Road                                         501,814
     Grand Union Co.                                                                    370,106
     Grand Union Co.                                   259,728
     Grand Union Co.                                                                    953,967
     Grand Union Co.                                         0
     Grand Union Co.                                   186,157
     Grand Union Co.                                                                  6,800,694
     Gunite                                          1,065,034          (19,811)
     G.D. Searle & Co.                                       0
     G.D. Searle & Co.
     G.D. Searle & Co.                                       0
     G.D. Searle & Co.                                 173,209           (3,835)
     G.D. Searle & Co.                                 158,367           (2,551)
     G.D. Searle & Co.                                 232,516           (3,776)
     G.D. Searle & Co.                                                   (1,562)
     G.D. Searle & Co.                                       0
     Haverty Furniture Companies, Inc.
     Haverty Furniture Companies, Inc.                                                                (1,045)
     Haverty Furniture Companies, Inc.
     Integra A Hotel and Restaurant Co.                                  (4,334)      1,166,278      (24,510)
     Integra A Hotel and Restaurant Co.                                  (3,776)        341,025       (9,805)
     Integra A Hotel and Restaurant Co.                                  (3,857)        501,215      (10,579)
     Integra A Hotel and Restaurant Co.                                                 470,970      (12,989)
     Integra A Hotel and Restaurant Co.                                  (4,230)        348,901       (9,793)
     Integra A Hotel and Restaurant Co.                                  (4,404)        448,518      (12,156)
     Integra A Hotel and Restaurant Co.                                  (4,377)        471,990      (11,322)
     Intermountain Color                               476,541            7,225
     J.C. Penney Company, Inc.                       1,747,319          (41,707)
     Kelley Springfield Tire Company                    75,200
     K-Mart Corporation                                                               1,363,360
     K-Mart Corporation                                                               1,805,494
     K-Mart Corporation
     K-Mart Corporation                                                               1,676,503
     K-Mart Corporation                              1,753,997          135,000
     K-Mart Corporation                                                               1,279,790
     K-Mart Corporation                              1,839,003                        1,648,608
     K-Mart Corporation                                                                 894,272
     Kobacker Stores, Inc.                                                              289,403


                                                   Part 2 - Revenues earned for the
                                                     Year ended December 31, 1999
                                                 ---------------------------------------------



                                                                     Expended
                                                      Total        for interest,
                                                      revenue          taxes,       Net income
                                                    applicable       repairs and    applicable
                                                     to period        expenses       to period
--------------------------------------------------------------     ---------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Acme Markets, Inc. and FPBT of Penn.             $251,501         $37,458       $214,043
     Alabama Power Company                             732,173         340,037        392,136
     Amer Stores and The Fidelity Bank                  84,139             463         83,676
     Amer Stores, Grace, & Shottenstein Stores         252,291          84,166        168,125
     American Recreation Group, Inc.                         0          37,817        (37,817)
     Best Products Co., Inc.                                 0         172,863       (172,863)
     Caldor, Inc.                                       97,257         113,544        (16,287)
     Chesebrough-Pond's Inc.                           141,236          19,580        121,656
     Chomerics, Inc.                                   736,917               0        736,917
     Collins Foods International, Inc.                  32,489           8,987         23,502
     Collins Foods International, Inc.                  17,646           2,601         15,045
     David Miller of California                         10,580               0         10,580
     Dillon Companies, Inc.                             56,218          12,756         43,462
     Dillon Companies, Inc.                            196,148          12,333        183,815
     Druid Point Bldg.                                       0           1,373         (1,373)
     Duke Power Co.                                    417,735         232,767        184,968
     East Syracuse                                           0               0              0
     European American Bank and Trust Co.              175,000               0        175,000
     Farwell Bldg.                                   1,082,009         400,658        681,351
     Federated Department Stores, Inc.                       0             802           (802)
     First National Supermarkets, Inc.               2,101,898       1,229,651        872,247
     First Union National Bank                          46,430               0         46,430
     Fisher Scientific Company                         163,000          22,815        140,185
     Forte Hotels International, Inc.                  560,708              66        560,642
     Fox Grocery Company                               267,913          85,555        182,358
     Gino's, Inc.                                       20,261           7,728         12,533
     Gino's, Inc.                                       26,510          10,930         15,580
     Gino's, Inc.                                       41,556               0         41,556
     Gino's, Inc.                                       28,616          40,957        (12,341)
     Golf Road                                         947,108         923,635         23,473
     Grand Union Co.                                    80,418           3,556         76,862
     Grand Union Co.                                    33,750         115,923        (82,173)
     Grand Union Co.                                   207,283               0        207,283
     Grand Union Co.                                    86,700          52,023         34,677
     Grand Union Co.                                    24,150           3,579         20,571
     Grand Union Co.                                   632,935         435,797        197,138
     Gunite                                            233,070           7,584        225,486
     G.D. Searle & Co.                                  20,250           7,069         13,181
     G.D. Searle & Co.                                       0            (846)           846
     G.D. Searle & Co.                                       0           1,318         (1,318)
     G.D. Searle & Co.                                  23,013          12,154         10,859
     G.D. Searle & Co.                                  30,614           5,551         25,063
     G.D. Searle & Co.                                  45,310           4,516         40,794
     G.D. Searle & Co.                                  18,740           1,219         17,521
     G.D. Searle & Co.                                  26,215           5,177         21,038
     Haverty Furniture Companies, Inc.                   3,933              80          3,853
     Haverty Furniture Companies, Inc.                  12,419           1,314         11,105
     Haverty Furniture Companies, Inc.                   4,246               0          4,246
     Integra A Hotel and Restaurant Co.                215,714               0        215,714
     Integra A Hotel and Restaurant Co.                 92,091               0         92,091
     Integra A Hotel and Restaurant Co.                112,591               0        112,591
     Integra A Hotel and Restaurant Co.                 71,486               0         71,486
     Integra A Hotel and Restaurant Co.                 97,082               0         97,082
     Integra A Hotel and Restaurant Co.                125,574               0        125,574
     Integra A Hotel and Restaurant Co.                127,944               0        127,944
     Intermountain Color                                86,491          26,803         59,688
     J.C. Penney Company, Inc.                         250,244          88,582        161,662
     Kelley Springfield Tire Company                    11,449               0         11,449
     K-Mart Corporation                                134,271               0        134,271
     K-Mart Corporation                                163,453               0        163,453
     K-Mart Corporation                                146,314             616        145,698
     K-Mart Corporation                                137,916          38,569         99,347
     K-Mart Corporation                                227,378         182,013         45,365
     K-Mart Corporation                                121,032           3,154        117,878
     K-Mart Corporation                                398,634          36,567        362,067
     K-Mart Corporation                                 71,927          17,483         54,444
     Kobacker Stores, Inc.                              40,545               0         40,545

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership                 Schedule III
                                                                    ------------

                                                                          Page 2


                      REAL ESTATE OWNED AND REVENUES EARNED
                      -------------------------------------

                                                                                              Part 1 - Real estate owned at
                                                                                       December 31, 1999 - Accounted for under the:
                                                                                     -----------------------------------------------
                                                                                                         Operating Method
                                                                                     -----------------------------------------------


                                                                                                                       Amount
                                                                                                                      Carried
                                                            No. of      Amount of     Initial Cost     Cost of        at close
                                                 State    Locations   Encumbrances    to Company   Improvements     of period
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Kobacker Stores, Inc.                       KY            1                           88,364                       88,364
     Kobacker Stores, Inc.                       OH            4                          298,496                      298,496
     Kraft, Inc.                                 NC            1
     Landmark Bancshares Corporation             MO            1
     Levitz Furniture Corporation                NY            1                          988,463                      988,463
     Lockheed Corporation                        CA            1                                0                            0
     Louisiana Power and Light Company           LA            8         1,187,423
     Louisiana Power and Light Company           LA            7           710,329      3,491,431                    3,491,431
     Marsh Supermarkets, Inc.                    IN            1                        5,001,933                    5,001,933
     Montgomery Ward, Inc.                       PA            1                        3,289,166                    3,289,166
     Montgomery Ward, Inc.                       NJ            1
     Morrison, Inc.                              AL            1                          324,288                      324,288
     Morrison, Inc.                              GA            1                          347,404                      347,404
     Morrison, Inc.                              FL            1                          375,392                      375,392
     Morrison, Inc.                              VA            2                          363,059                      363,059
     North Carolina National Bank                SC            2                        1,450,047                    1,450,047
     Occidental Petroleum Corp.                  CA            1                                0                            0
     Ohio Power Co. Inc.                         OH            1
     Old National Bank of Washington             WA            1
     Park West                                   KY            1        12,367,714     19,099,418                   19,099,418
     Park West UPS                               KY            1        19,054,932     21,106,313         3,054     21,109,367
     Penske Corp.                                OH            1
     Pneumo Corp.                                OH            1           522,262
     Portland General Electric Company           OR            1        42,597,355
     Rayovac                                     WI            1        16,067,309     22,065,852                   22,065,852
     Rouse Company                               MD            1         2,477,921
     Safeway Stores, Inc.                        LA            1                        1,782,885                    1,782,885
     Sams                                        MI            1                        8,844,225                    8,844,225
     Smith's Management Corp.                    NV            1           302,665
     Southland Corporation                       FL            5                        1,162,971                    1,162,971
     Staples                                     NY            1                        2,484,152         2,592      2,486,744
     Stone Container                             WI            1         6,246,722      9,028,034                    9,028,574
     Stop 'N Shop Co., Inc.                      NY            1                        5,013,507                    5,013,507
     Stop 'N Shop Co., Inc.                      VA            1           542,121
     Super Foods Services, Inc.                  MI            1         5,988,650
     SuperValu Stores, Inc.                      MN            1                        1,370,965                    1,370,965
     SuperValu Stores, Inc.                      OH            1                        3,000,671                    3,000,671
     SuperValu Stores, Inc.                      GA            1                        2,344,836                    2,344,836
     SuperValu Stores, Inc.                      IN            1                        2,267,573                    2,267,573
     Telecom Properties, Inc.                    OK            1
     Telecom Properties, Inc.                    KY            1                          281,253                      281,253
     The A&P Company                             MI            1
     The TJX Companies, Inc.                     IL            1
     Toys "R" Us, Inc.                           TX            1           768,604        501,836                      501,836
     USA Petroleum Corporation                   SC            2                                0                            0
     USA Petroleum Corporation                   OH            1                                0                            0
     USA Petroleum Corporation                   GA            2                                0                            0
     Waban                                       NY            1                        8,378,095                    8,378,095
     Watkins                                     MO            1                          973,439                      973,439
     Webcraft Technologies                       MD            1           359,590        780,774                      780,774
     Wetterau, Inc.                              PA            1
     Wetterau, Inc.                              NJ            2
     Wickes Companies, Inc.                      CA            2           393,842        657,331                      657,331


RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Crown Cliffs                                AL            1         8,022,121     11,079,759       109,146     11,188,905(2)


COMMERCIAL PROPERTY - LAND
--------------------------
     Easco Corp.                                 NC            1                          157,560                      157,560
     Foodarama supermarkets, Inc.                NY            1                          140,619                      140,619
     Foodarama supermarkets, Inc.                PA            1                          112,554                      112,554
     Gino's, Inc.                                MD            1
     Gino's, Inc.                                PA            1                           36,271                       36,271
     Gino's, Inc.                                MI            1
     Gino's, Inc.                                MA            2                          102,048                      102,048




                                                --------------------------------------------------------------
                                                  Operating Method (con't)               Financing Method
                                                --------------------------------    --------------------------

                                                                      Rent due                   Minimum lease
                                                                    and accrued                   payments due
                                                                    or received                   and accrued
                                                  Reserve for      in advance at       Net          at end
                                                 Depreciation      end of period    Investment     of period
--------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Kobacker Stores, Inc.                                                              92,173
     Kobacker Stores, Inc.                                                             455,494
     Kraft, Inc.
     Landmark Bancshares Corporation                                                 4,359,986
     Levitz Furniture Corporation                                                    1,843,478
     Lockheed Corporation
     Louisiana Power and Light Company                                               9,234,759
     Louisiana Power and Light Company                                               3,767,124
     Marsh Supermarkets, Inc.                       2,571,642
     Montgomery Ward, Inc.                          2,219,873          (26,190)
     Montgomery Ward, Inc.                                                           1,451,099      (19,990)
     Morrison, Inc.                                                                    643,170
     Morrison, Inc.                                                                    612,971
     Morrison, Inc.                                                                    651,893
     Morrison, Inc.                                                                  1,630,595
     North Carolina National Bank                     547,184
     Occidental Petroleum Corp.                             0
     Ohio Power Co. Inc.                                                             3,758,958
     Old National Bank of Washington
     Park West                                        929,167
     Park West UPS                                    644,428
     Penske Corp.                                                                      524,956
     Pneumo Corp.                                                                    2,014,676
     Portland General Electric Company                                              50,626,196
     Rayovac                                          211,617
     Rouse Company                                                                   5,944,465      (62,280)
     Safeway Stores, Inc.                           1,086,998           (7,096)
     Sams                                           1,694,542
     Smith's Management Corp.                                                          783,910        8,273
     Southland Corporation                            688,320
     Staples                                          113,835
     Stone Container                                  328,346          (68,608)
     Stop 'N Shop Co., Inc.                         3,724,841
     Stop 'N Shop Co., Inc.                                                          2,549,122       41,240
     Super Foods Services, Inc.                                                      9,803,732
     SuperValu Stores, Inc.                           265,307
     SuperValu Stores, Inc.                           591,277
     SuperValu Stores, Inc.                           458,715
     SuperValu Stores, Inc.                           443,221
     Telecom Properties, Inc.                                                          104,304
     Telecom Properties, Inc.                                                           88,005
     The A&P Company                                                                 1,554,554
     The TJX Companies, Inc.                                                         2,453,734      (47,185)
     Toys "R" Us, Inc.                                                               1,056,405
     USA Petroleum Corporation
     USA Petroleum Corporation
     USA Petroleum Corporation
     Waban                                            719,518
     Watkins                                          123,332           (9,650)
     Webcraft Technologies                            179,969
     Wetterau, Inc.                                                                    697,871       (1,750)
     Wetterau, Inc.                                                                  1,519,248
     Wickes Companies, Inc.                           110,235            9,346


RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Crown Cliffs                                   1,995,358


COMMERCIAL PROPERTY - LAND
--------------------------
     Easco Corp.
     Foodarama supermarkets, Inc.
     Foodarama supermarkets, Inc.
     Gino's, Inc.
     Gino's, Inc.
     Gino's, Inc.
     Gino's, Inc.


                                                   Part 2 - Revenues earned for the
                                                     Year ended December 31, 1999
                                                ----------------------------------------------



                                                                     Expended
                                                      Total        for interest,
                                                      revenue          taxes,       Net income
                                                    applicable       repairs and    applicable
                                                     to period        expenses       to period
--------------------------------------------------------------     ---------------------------

     Kobacker Stores, Inc.                              18,458               0         18,458
     Kobacker Stores, Inc.                              71,226               0         71,226
     Kraft, Inc.                                             0         (15,233)        15,233
     Landmark Bancshares Corporation                   615,334               0        615,334
     Levitz Furniture Corporation                      328,405               0        328,405
     Lockheed Corporation                              489,713               0        489,713
     Louisiana Power and Light Company               1,427,312         181,108      1,246,204
     Louisiana Power and Light Company                 944,040         111,050        832,990
     Marsh Supermarkets, Inc.                          506,300         206,479        299,821
     Montgomery Ward, Inc.                             314,280          49,750        264,530
     Montgomery Ward, Inc.                             177,563               0        177,563
     Morrison, Inc.                                    125,402               0        125,402
     Morrison, Inc.                                    125,648               0        125,648
     Morrison, Inc.                                    133,107               0        133,107
     Morrison, Inc.                                    257,952               0        257,952
     North Carolina National Bank                      104,451          54,678         49,773
     Occidental Petroleum Corp.                              0         232,980       (232,980)
     Ohio Power Co. Inc.                               352,288               0        352,288
     Old National Bank of Washington                         0             614           (614)
     Park West                                       1,770,372       1,432,726        337,646
     Park West UPS                                   1,861,248       1,825,928         35,320
     Penske Corp.                                       86,091             156         85,935
     Pneumo Corp.                                      199,972          58,237        141,735
     Portland General Electric Company               4,395,955       3,338,437      1,057,518
     Rayovac                                           762,969         598,262        164,707
     Rouse Company                                     529,121         271,310        257,811
     Safeway Stores, Inc.                               85,150          12,529         72,621
     Sams                                            1,117,827         173,294        944,533
     Smith's Management Corp.                           56,235          30,339         25,896
     Southland Corporation                             127,573          15,585        111,988
     Staples                                           312,660         106,624        206,036
     Stone Container                                   817,912         476,923        340,989
     Stop 'N Shop Co., Inc.                            454,145          69,679        384,466
     Stop 'N Shop Co., Inc.                            232,176          48,001        184,175
     Super Foods Services, Inc.                      1,046,138         527,828        518,310
     SuperValu Stores, Inc.                            114,885          26,679         88,206
     SuperValu Stores, Inc.                            319,834          58,394        261,440
     SuperValu Stores, Inc.                            224,215          45,631        178,584
     SuperValu Stores, Inc.                            198,814          44,128        154,686
     Telecom Properties, Inc.                            9,938           2,100          7,838
     Telecom Properties, Inc.                           35,896           6,760         29,136
     The A&P Company                                   164,595           1,286        163,309
     The TJX Companies, Inc.                           221,352             791        220,561
     Toys "R" Us, Inc.                                 138,717          58,360         80,357
     USA Petroleum Corporation                          12,034               0         12,034
     USA Petroleum Corporation                           5,786               0          5,786
     USA Petroleum Corporation                          14,184           4,191          9,993
     Waban                                             717,079         554,386        162,693
     Watkins                                           115,800          24,889         90,911
     Webcraft Technologies                             171,353          69,157        102,196
     Wetterau, Inc.                                     76,789           8,880         67,909
     Wetterau, Inc.                                    162,114          19,850        142,264
     Wickes Companies, Inc.                            549,801         235,697        314,104


RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Crown Cliffs                                    1,850,194       1,850,374           (180)


COMMERCIAL PROPERTY - LAND
--------------------------
     Easco Corp.                                        12,400           9,615          2,785
     Foodarama supermarkets, Inc.                       14,000               0         14,000
     Foodarama supermarkets, Inc.                       12,000           3,746          8,254
     Gino's, Inc.                                            0          (4,450)         4,450
     Gino's, Inc.                                        8,571               0          8,571
     Gino's, Inc.                                            0           1,147         (1,147)
     Gino's, Inc.                                       17,143               0         17,143

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership                 Schedule III
                                                                    ------------

                                                                          Page 3


                      REAL ESTATE OWNED AND REVENUES EARNED
                      -------------------------------------

                                                                                              Part 1 - Real estate owned at
                                                                                       December 31, 1999 - Accounted for under the:
                                                                                     -----------------------------------------------
                                                                                                         Operating Method
                                                                                     -----------------------------------------------


                                                                                                                       Amount
                                                                                                                      Carried
                                                            No. of      Amount of     Initial Cost     Cost of        at close
                                                 State    Locations   Encumbrances    to Company   Improvements     of period
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Gino's, Inc.                                  NJ          1                           61,050                       61,050
     J.C. Penney Company, Inc.                     NY          1                           51,009                       51,009
     Levitz Furniture Corporation                  CA          2                        1,134,836                    1,134,836
     Levitz Furniture Corporation                  KS          1                          460,490                      460,490


COMMERCIAL PROPERTY - BUILDING
------------------------------
     AT&T                                          CA          1                        2,268,134                    2,268,134
     Bank South                                    GA          1
     Harwood Square                                IL          1                        6,854,652        33,496      6,888,148
     Lockheed Corporation                          CA          1
     Safeway Stores, Inc.                          CA          1                          558,652                      558,652
     Toys "R" Us, Inc.                             RI          1
     United Life & Accident Ins. Co.               NH          1
     Wickes Companies, Inc.                        PA          1
     Baptist Hospital 1                            TN          1        22,181,238
     Baptist Hospital 2                            TN          1         8,232,663


HOTEL AND RESORT OPERATING PROPERTIES
-------------------------------------
     Holiday Inn                                   FL          1                        7,587,609     2,031,338      9,618,947
     New Seabury                                   MA          1                       17,443,596     2,856,404     20,300,000


DEVELOPMENT PROPERTIES
----------------------
     Dellwood                                      NY          1                        3,120,317                    3,120,317
     Grassy Hollow                                 NY          1                          601,135       (75,044)       526,091
     New Seabury                                   MA          1                        8,970,039      (674,039)     8,296,000

                                                                      ------------   ------------    ----------   --------------
                                                                      $179,386,588   $230,092,087    $4,369,314   $234,461,941(1)
                                                                      ============   ============    ==========   ==============




                                                 --------------------------------------------------------------
                                                   Operating Method (con't)               Financing Method
                                                 --------------------------------    --------------------------

                                                                       Rent due                   Minimum lease
                                                                     and accrued                   payments due
                                                                     or received                   and accrued
                                                   Reserve for      in advance at       Net          at end
                                                  Depreciation      end of period    Investment     of period
---------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
     Gino's, Inc.
     J.C. Penney Company, Inc.
     Levitz Furniture Corporation                                       (12,158)
     Levitz Furniture Corporation


COMMERCIAL PROPERTY - BUILDING
------------------------------
     AT&T
     Bank South                                                                       3,499,334      (41,073)
     Harwood Square                                  3,391,688
     Lockheed Corporation
     Safeway Stores, Inc.                              555,306
     Toys "R" Us, Inc.                                                                  965,223
     United Life & Accident Ins. Co.                                                  4,052,544      (43,667)
     Wickes Companies, Inc.                                                           3,006,172
     Baptist Hospital 1                                                              24,680,479      921,265
     Baptist Hospital 2                                                               9,187,385      341,931


HOTEL AND RESORT OPERATING PROPERTIES
-------------------------------------
     Holiday Inn                                     3,405,510          (19,167)
     New Seabury                                       819,898


DEVELOPMENT PROPERTIES
----------------------
     Dellwood
     Grassy Hollow
     New Seabury

                                                   -------------      ---------    ------------     --------
                                                   $44,740,008(1)     $(192,628)   $223,391,202     $642,353
                                                   =============      =========    ============     ========


                                                    Part 2 - Revenues earned for the
                                                      Year ended December 31, 1999
                                                 ----------------------------------------------



                                                                      Expended
                                                       Total        for interest,
                                                       revenue          taxes,       Net income
                                                     applicable       repairs and    applicable
                                                      to period        expenses       to period
---------------------------------------------------------------     ---------------------------
     Gino's, Inc.                                         8,571               0          8,571
     J.C. Penney Company, Inc.                            5,500               0          5,500
     Levitz Furniture Corporation                       115,750           1,437        114,313
     Levitz Furniture Corporation                        47,009           7,051         39,958


COMMERCIAL PROPERTY - BUILDING
------------------------------
     AT&T                                               551,359         178,024        373,335
     Bank South                                         358,403          37,217        321,186
     Harwood Square                                     803,580         335,231        468,349
     Lockheed Corporation                                     0             460           (460)
     Safeway Stores, Inc.                                26,900          20,691          6,209
     Toys "R" Us, Inc.                                   92,337             591         91,746
     United Life & Accident Ins. Co.                    344,672               0        344,672
     Wickes Companies, Inc.                             502,473               0        502,473
     Baptist Hospital 1                               1,956,652       1,750,957        205,695
     Baptist Hospital 2                                 726,331         649,690         76,641


HOTEL AND RESORT OPERATING PROPERTIES
-------------------------------------
     Holiday Inn                                      4,606,888       4,454,297        152,591
     New Seabury                                     15,655,000      12,847,872      2,807,128


DEVELOPMENT PROPERTIES
----------------------
     Dellwood                                                 0               0              0
     Grassy Hollow                                            0               0              0
     New Seabury                                              0               0              0

                                                    -----------     -----------    -----------
                                                    $63,418,463     $37,961,756    $25,456,707
                                                    ===========     ===========    ===========


(1) Amount shown includes hotel operating properties.
(2) The Company owns a 70% interest in the joint venture which owns this property.

                                                                    Schedule III
                                                                          Page 4


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1999 (in $000's)
--------------------------------------------------------------------------------


1a.    A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1999                                                                       $ 211,945
       Additions during period                                                                            27,803
       Reclassifications during period from financing leases                                               4,884
       Reclassifications during period to construction in progress                                          (500)
       Reclassifications during period to assets held for sale                                            (3,017)
       Disposals during period                                                                            (6,653)
                                                                                                       ---------
       Balance - December 31, 1999                                                                     $ 234,462
                                                                                                       =========


b.     A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1999                                                                       $  41,444
       Depreciation during period                                                                          4,982
       Disposals during period                                                                            (1,535)
       Reclassifications during period to assets held for sale                                              (151)
                                                                                                       ---------
       Balance - December 31, 1999                                                                     $  44,740
                                                                                                       =========

       Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 5 to 45 years.


2.     A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:

       Balance - January 1, 1999                                                                       $ 245,920
       Reclassifications during period                                                                    (4,884)
       Write downs                                                                                        (1,856)
       Disposals during period                                                                            (7,762)
       Amortization of unearned income                                                                    22,364
       Minimum lease rentals received                                                                    (30,301)
       Other                                                                                                 (90)
                                                                                                       ---------
       Balance - December 31, 1999                                                                     $ 223,391
                                                                                                       =========


3. The aggregate cost of real estate owned for Federal income tax purposes is $364,162.


                                                                    Schedule III
                                                                          Page 5



AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1999 (in $000's)
--------------------------------------------------------------------------------


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

       Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

              Net income applicable to financing and operating leases                                   $ 25,457
              Add:
                Interest income on treasury bills and other investments                                   25,007
                Dividend and unallocated other income                                                     10,115
                                                                                                        --------
                                                                                                          60,579
                                                                                                        --------

       Deduct expenses not allocated:

       General and administrative expenses                                                                 4,133
       Nonmortgage interest expense                                                                        4,296
       Other                                                                                                 353
                                                                                                        --------
                                                                                                           8,782
                                                                                                        --------

       Earnings before gain on property and securities transactions
           and equity interest in affiliate                                                               51,797

       Provision for loss on real estate                                                                  (1,946)
       Gain on sale of real estate                                                                        16,112
       Gain on sale of marketable equity securities                                                       28,590
       Equity in earnings of Stratosphere Corporation                                                      1,263
                                                                                                        --------
       Net earnings                                                                                     $ 95,816
                                                                                                        ========

                                                                    Schedule III
                                                                          Page 6


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1998 (in $000's)
--------------------------------------------------------------------------------


1a.    A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1998                                                                       $ 168,968
       Additions during period                                                                            57,081
       Write downs                                                                                          (271)
       Reclassifications during period to assets held for sale                                            (1,280)
       Disposals during period                                                                           (12,553)
                                                                                                       ---------

       Balance - December 31, 1998                                                                     $ 211,945
                                                                                                       =========


b.     A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1998                                                                       $  42,370
       Depreciation during period                                                                          4,247
       Disposals during period                                                                            (4,808)
       Reclassifications during period to assets held for sale                                              (365)
                                                                                                       ---------

       Balance - December 31, 1998                                                                     $  41,444
                                                                                                       =========

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

       Balance - January 1, 1998                                                                       $ 265,657
       Additions during period                                                                                28
       Write downs                                                                                          (523)
       Disposals during period                                                                           (11,355)
       Amortization of unearned income                                                                    24,287
       Minimum lease rentals received                                                                    (32,174)
                                                                                                       ---------
       Balance - December 31, 1998                                                                     $ 245,920
                                                                                                       =========


3. The aggregate cost of real estate owned for Federal income tax purposes is $362,116.

                                                                    Schedule III
                                                                          Page 7


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1998 (in $000's)
--------------------------------------------------------------------------------


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

       Net income applicable to financing and operating leases                                          $ 24,533
       Add:
           Interest income on treasury bills and other investments                                        28,213
           Dividend and unallocated other income                                                          11,923
                                                                                                        --------

                                                                                                          64,669
                                                                                                        --------

       Deduct expenses not allocated:

       General and administrative expenses                                                                 3,808
       Nonmortgage interest expense                                                                        2,106
       Other                                                                                                 384
                                                                                                        --------

                                                                                                           6,298
                                                                                                        --------

       Earnings before gain on property and securities transactions                                       58,371

       Provision for loss on real estate                                                                  (1,180)
       Gain on sale of limited partnership interests                                                       4,382
       Gain on sale of real estate                                                                         9,065
                                                                                                        --------

       Net earnings                                                                                     $ 70,638
                                                                                                        ========

                                                                    Schedule III
                                                                          Page 8


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1997 (in $000's)
--------------------------------------------------------------------------------


1a.    A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1997                                                                       $ 160,113
       Additions during period                                                                            28,946
       Write downs                                                                                          (705)
       Reclassifications during period from financing leases                                               4,001
       Reclassifications during period to assets held for sale                                            (3,763)
       Disposals during period                                                                           (19,624)
                                                                                                       ---------

       Balance - December 31, 1997                                                                     $ 168,968
                                                                                                       =========

b.     A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1997                                                                       $  43,755
       Depreciation during period                                                                          3,850
       Disposals during period                                                                            (3,753)
       Reclassifications during period to assets held for sale                                            (1,482)
                                                                                                       ---------

       Balance - December 31, 1997                                                                     $  42,370
                                                                                                       =========

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

       Balance - January 1, 1997                                                                       $ 253,782
       Additions during period                                                                            34,751
       Write downs                                                                                          (380)
       Reclassifications during period                                                                    (4,001)
       Disposals during period                                                                           (10,812)
       Amortization of unearned income                                                                    25,146
       Minimum lease rentals received                                                                    (32,829)
                                                                                                       ---------

       Balance - December 31, 1997                                                                     $ 265,657
                                                                                                       =========


3. The aggregate cost of real estate owned for Federal income tax purposes is $361,475.

                                                                    Schedule III
                                                                          Page 9


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1997 (in $000's)
--------------------------------------------------------------------------------


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

       Net income applicable to financing and operating leases                                          $ 23,816
       Add:
           Interest income on treasury bills and other investments                                        16,727
           Dividend and unallocated other income                                                           6,334
                                                                                                        --------

                                                                                                          46,877
                                                                                                        --------

       Deduct expenses not allocated:

       General and administrative expenses                                                                 3,188
       Nonmortgage interest expense                                                                        1,526
       Other                                                                                               1,143
                                                                                                        --------

                                                                                                           5,857
                                                                                                        --------

       Earnings before gain on property and securities transactions                                       41,020

       Provision for loss on mortgages receivable                                                         (9,790)
       Provision for loss on real estate                                                                  (1,085)
       Gain on sales of real estate                                                                       16,051
       Gain on sale of marketable equity securities                                                       29,188
                                                                                                        --------
       Net earnings                                                                                     $ 75,384
                                                                                                        ========

                                                                    Schedule III
                                                                         Page 10


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD)
DECEMBER 31, 1999 (in $000's)
------------------------------------------------------------------------------

                                                                          Net
      State                                                           Investment
-------------------                                                 ----------------
Alabama                                                                 $  8,599
California                                                                    46
Connecticut                                                               22,623
Florida                                                                    2,301
Georgia                                                                    4,112
Illinois                                                                   3,689
Indiana                                                                      501
Iowa                                                                       1,280
Kentucky                                                                     180
Louisiana                                                                 14,365
Maryland                                                                   5,945
Massachusetts                                                              5,730
Michigan                                                                  12,120
Minnesota                                                                  1,677
Missouri                                                                   4,709
Nevada                                                                       784
New Hampshire                                                              4,053
New Jersey                                                                 9,461
New York                                                                   9,598
North Carolina                                                             3,991
Ohio                                                                       7,337
Oklahoma                                                                     104
Oregon                                                                    50,708
Pennsylvania                                                               4,210
Rhode Island                                                                 965
South Carolina                                                                --
Tennessee                                                                 33,868
Texas                                                                      1,505
Virginia                                                                   4,180
West Virginia                                                              2,945
Wisconsin                                                                  1,805
                                                                        --------
                                                                        $223,391
                                                                        ========

                                                                    Schedule III
                                                                         Page 11


AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVED FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 1999 (in $000's)
-------------------------------------------------------------------------------


                                          Amount at which
                                            Carried at                 Reserve for
                                           Close of Year               Depreciation
                                           -------------               ------------
Alabama                                     $ 11,759                    $  1,995
California                                     4,708                         666
Connecticut                                    1,550                       1,149
Florida                                       16,536                       7,687
Georgia                                        2,692                         459
Illinois                                      17,552                       4,487
Indiana                                        8,636                       4,080
Kansas                                           461                          --
Kentucky                                      41,139                       2,050
Louisiana                                      6,828                       1,965
Maryland                                       1,153                         440
Massachusetts                                 31,182                       2,567
Michigan                                       9,242                       1,695
Minnesota                                      6,791                       2,014
Missouri                                       1,745                         459
New Jersey                                     2,535                       1,561
New York                                      23,354                       5,843
North Carolina                                   158                          --
Ohio                                           3,501                         591
Oregon                                           169                          --
Pennsylvania                                   5,442                       3,684
South Carolina                                 1,450                         547
Tennessee                                        121                          75
Texas                                            731                          --
Virginia                                       3,933                         186
Wisconsin                                     31,094                         540
                                            --------                    --------
                                            $234,462                      44,740
                                            ========                    ========