Form 10-Q
period 2000-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2000-05-15
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               March 31, 2000


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                 Yes   /X/   No / /

                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS                                                 PAGE NO.
         Consolidated Balance Sheets -
         March 31, 2000 and December 31, 1999 ..........................................           1-2

         Consolidated Statements of Earnings -
         Three Months Ended March 31, 2000 and 1999.....................................           3-4

         Consolidated Statement of Changes In
         Partners' Equity and Comprehensive Income
         Three Months Ended March 31, 2000..............................................             5

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2000 and 1999.....................................           6-7

         Notes to Consolidated Financial Statements.....................................             8

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS...................................................            15

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           MARKET RISKS.................................................            22

PART II.  OTHER INFORMATION.............................................................            22

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                  (in $000'S)

                                                      MARCH 31,       DECEMBER 31,
                                                        2000              1999
                                                     ----------       ----------
                                                                      (Restated)
ASSETS

Real estate leased to others:
   Accounted for under the financing
      method                                         $  214,706       $  223,391
   Accounted for under the operating
     method, net of accumulated
     depreciation                                       186,032          152,086
Investment in treasury bills                            439,212          468,529
Mortgages and notes receivable:
   Held for investment                                   43,757           45,005
   Available for sale                                    32,976           33,347
Cash and cash equivalents                               118,718          142,697
Land and construction-in-progress                        96,280           99,043
Hotel, casino and resort operating properties,
   net of accumulated depreciation:
     Stratosphere Hotel and Casino                      108,411          111,151
     Hotel and resort                                    30,639           30,678
Receivables and other assets                             52,673           58,934
                                                     ----------       ----------

   Total                                             $1,323,404       $1,364,861
                                                     ==========       ==========

                   Continued.....

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000

                                  (Unaudited)
                                  (in $000'S)

                                                MARCH 31,         DECEMBER 31,
                                                  2000               1999
                                               -----------        -----------
                                                                   (Restated)
LIABILITIES

Mortgages payable                              $   176,460        $   179,387
Due to affiliates                                   40,546             32,876
Accounts payable, accrued
   expenses and other liabilities                   60,150             56,983
                                               -----------        -----------

   Total liabilities                               277,156            269,246
                                               -----------        -----------

Minority interest in Stratosphere Hotel
   and Casino                                       64,058             66,307
                                               -----------        -----------

Commitments and Contingencies
(Notes 3 and 4)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
     preference, 5% cumulative pay-
     in-kind redeemable; 9,400,000
     authorized; 8,463,459 and 8,060,437
     issued and outstanding as of
     March 31, 2000 and Dec. 31, 1999               84,635             83,627

   Depositary units; 47,850,000
     authorized; 47,235,484
     outstanding                                   888,183            876,760

General partner                                     21,293             80,842

Treasury units at cost:
   1,137,200 depositary units                      (11,921)           (11,921)
                                               -----------        -----------

     Total partners' equity                        982,190          1,029,308
                                               -----------        -----------

       Total                                   $ 1,323,404        $ 1,364,861
                                               ===========        ===========

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                        (in $000'S except per unit data)

                                                  THREE MONTHS ENDED MARCH 31,
                                                     2000            1999
                                                   --------        --------
                                                                  (Restated)
Revenues:
  Stratosphere Hotel and
   Casino operating income                         $ 34,004        $ 33,915
  Land, house and condominium sales                  18,809          13,141
  Hotel and resort operating income                   3,764           2,558
  Interest income on financing leases                 5,272           5,793
  Interest income on treasury
   bills and other investments                        7,907           5,039
  Rental income                                       5,257           4,994
  Dividend and other income                             354           4,084
                                                   --------        --------
                                                     75,367          69,524
                                                   --------        --------
Expenses:
  Stratosphere Hotel and
   Casino operating expenses                         30,024          29,571
  Cost of land, house and condominium sales          14,161          10,015
  Hotel and resort operating expenses                 4,460           2,738
  Interest expense                                    3,933           5,111
  Depreciation and amortization                       3,637           3,728
  General and administrative expenses                 2,024           2,018
  Rental property expenses                              804             728
  Bayswater acquisition costs                         1,650              --
                                                   --------        --------
                                                     60,693          53,909
                                                   --------        --------
Earnings before property transactions
  and minority interest in subsidiary                14,674          15,615
Provision for loss on real estate                        --            (227)
Gain on sales and disposition of real estate            997           1,889
Minority interest in net earnings of
  Stratosphere Hotel and Casino                        (973)         (1,091)
                                                   --------        --------

NET EARNINGS                                       $ 14,698        $ 16,186
                                                   ========        ========

Continued...........

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000
Continued.....

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                        (in $000'S except per unit data)

                                                      THREE MONTHS ENDED MARCH 31,
                                                        2000              1999
                                                     -----------       -----------
                                                                       (Restated)
Net earnings attributable to: (Note 7)
  Limited partners                                   $    12,976       $    14,516
  General partner                                          1,722             1,670
                                                     -----------       -----------
                                                     $    14,698       $    16,186
                                                     ===========       ===========
Net earnings per limited partnership unit:
  Basic earnings                                     $       .26       $       .29
                                                     ===========       ===========
Weighted average limited partnership
  units outstanding                                   46,098,284        46,098,284
                                                     ===========       ===========

  Diluted earnings                                   $       .23       $       .26
                                                     ===========       ===========
Weighted average limited partnership units
  and equivalent partnership units outstanding        57,064,012        54,886,567
                                                     ===========       ===========

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)
                                   (in $000'S)

                                General        Limited Partners' Equity                          Total
                                               -------------------------
                               Partner's       Depositary      Preferred       Held in         Partners'
                                Equity           Units           Units        Treasury           Equity
                               ---------       ----------      ---------      --------        -----------
Balance Dec. 31, 1999
  as previously reported       $ 19,500        $ 876,760        $83,627       $(11,921)       $   967,966
Bayswater acquisition
  (Note 7)                       61,342               --             --             --             61,342
                               --------        ---------        -------       --------        -----------
Balance Dec. 31, 1999
  as restated                  $ 80,842        $ 876,760        $83,627       $(11,921)       $ 1,029,308
Comprehensive income:
  Net earnings                    1,722           12,976             --             --             14,698

  Unrealized losses on
    securities available
    for sale                        (11)            (545)            --             --               (556)
                               --------        ---------        -------       --------        -----------
Comprehensive income              1,711           12,431             --             --             14,142

Net adjustment for
Bayswater acquisition
  (Note 7)                      (62,801)              --             --             --            (62,801)

Capital contribution
   (Note 7)                       1,541               --             --             --              1,541

Pay-in-kind
distribution                         --           (1,008)         1,008             --                 --
                               --------        ---------        -------       --------        -----------

Balance
March 31, 2000                 $ 21,293        $ 888,183        $84,635       $(11,921)       $   982,190
                               ========        =========        =======       ========        ===========


Accumulated other comprehensive loss at March 31, 2000 was $7,631.

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                              (in $000'S)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                            2000            1999
                                                                        --------        --------
                                                                                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                        $ 14,698        $ 16,186
    Adjustments to reconcile earnings to net
      cash provided by operating activities:
       Depreciation and amortization                                       3,637           3,728
       Gain on sales and disposition of real estate                         (997)         (1,889)
       Minority interest in net earnings of Stratosphere Hotel
         and Casino                                                          973           1,091
       Provision for loss on real estate                                      --             227
       Changes in:
       Decrease (increase) in land and
         construction-in-progress                                          2,937            (916)
       (Increase) decrease in receivables
         and other assets                                                   (828)            799
       Increase in accounts payable,
         accrued expenses and other liabilities                            3,090           1,260
                                                                        --------        --------

          Net cash provided by operating activities                       23,510          20,486
                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in mortgages and notes receivable                  1,419          (3,929)
    Net proceeds from the sale and disposition
      of real estate                                                       2,039           3,150
    Principal payments received on leases
      accounted for under the financing method                             1,971           1,977
    Acquisition of Bayswater's net assets                                (84,350)             --
    Acquisition of rental real estate                                    (27,537)             --
    Additions to rental real estate                                       (1,621)           (616)
    Additions to hotel casino and resort operating
      properties                                                          (1,511)           (253)
    Decrease (increase) in investment in treasury bills                   29,316          (9,076)
    Investment in Stratosphere Hotel and Casino                           (1,970)             --
    Acquisition of marketable equity securities                               --            (611)
    Increase in due to affiliate                                          40,974           1,820
    Other                                                                    441             130
                                                                        --------        --------

          Net cash used in investing activities                          (40,829)         (7,408)
                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Partners' equity:
      Distributions to partners                                              (10)             --
      Distributions to
       General Partner (Note 7)                                           (4,100)         (1,450)
    Debt:
      Decrease in mortgages payable                                           --             (87)
      Periodic principal payments                                         (2,550)         (2,316)
                                                                        --------        --------

          Net cash used in financing
            activities                                                    (6,660)         (3,853)
                                                                        --------        --------

Continued..............

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in $000'S)


                                                 THREE MONTHS ENDED MARCH 31,
                                                    2000            1999
                                                  ---------        --------
                                                                  (Restated)
NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                        (23,979)          9,225

CASH AND CASH EQUIVALENTS,
    beginning of period                             142,697          34,014
                                                  ---------        --------

CASH AND CASH EQUIVALENTS,
    end of period                                 $ 118,718        $ 43,239
                                                  =========        ========

SUPPLEMENTAL INFORMATION:
 Cash payments for interest-net of amount
   capitalized                                    $   4,345        $  4,721
                                                  =========        ========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Reclassifications:
   From financing lease                           $  (6,730)       $     --
   To operating lease                                 6,730              --
   From receivables and other assets                     --          (2,169)
   To hotel and resort operating properties              --             180
   To due to affiliate                                   --           3,221
   From accounts payable, accrued expenses
    and other liabilities                                --          (1,232)
   From hotel and resort operating property              --            (763)
   To development property                               --             763
                                                  ---------        --------

                                                  $      --        $     --
                                                  =========        ========

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1. GENERAL

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company's prior period. Consolidated financial statements have been restated as described in Note 2b below.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

b. In March 2000, the Company acquired from affiliates of the General Partner the assets of Bayswater Realty & Capital Corp. and the ownership interests of its affiliated entities ("Bayswater"). In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. Therefore, the accounts of Bayswater are included in these consolidated financial statements for the first quarter of 2000 and prior period financial statements have been restated to include Bayswater.

c. Also in March 2000, the Company purchased an additional 50,000 shares of the Stratosphere Corp. ("Stratosphere") from an affiliate of the General Partner. The Company now owns approximately 51% of Stratosphere and has included its accounts on a consolidated basis for the first quarter of 2000. Prior period financial statements have been restated to include Stratosphere on a consolidated basis.

d. Revenue recognition - Revenue from real estate sales and related costs are recognized at the time of closing, when title passes to the buyer. The Company follows the guidelines for profit recognition set forth by Financial Accounting Standards Board (FASB) Statement No. 66, "Accounting for Sales of Real Estate."

e. Land and construction in progress - These costs are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable condition is reached. The capitalization rate is based on the interest rate on specific borrowings to fund the projects.

f. Stratosphere Hotel and Casino:

     1. The first quarter ended on March 26, 2000. There were no intercompany transactions during the period from March 27 through March 31, 2000.

     2. Casino revenues and promotional allowances - The Company recognizes revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated pay-outs of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances.

     3. Sales, advertising and promotion - these costs are expensed as incurred.

3.  CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent. Such agreement was

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"). For the three months ended March 31, 2000, the Company paid rent of approximately $52,000, in accordance with the agreement.

b. Stratosphere billed affiliates of the General Partner approximately $60,000 for services performed during the first quarter of 2000, which were reimbursed in April, 2000.

Stratosphere also received hotel revenue of approximately $200,000 in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

c. As of May 11, 2000, affiliates of Carl C. Icahn ("Icahn"), the Chairman of the Board of the General Partner, own 7,322,873 Preferred Units and 39,359,836 Depositary Units.

4.  COMMITMENTS AND CONTINGENCIES

a. On April 7, 2000, Skyway Freight Systems ("Skyway"), a tenant in a multi-tenanted industrial complex located in Hebron, Kentucky owned by the Company, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Skyways annual rental is approximately $774,000. The tenant is current under the terms of the lease and has not yet exercised its right to affirm or reject the lease.

b. Stratosphere Corp. is involved in litigation regarding rental of its retail space which is presently leased at approximately $1 million per annum. The plaintiff is seeking to offset damages against the rent.

5.  HOTEL, CASINO AND RESORT OPERATING PROPERTIES

a.  Stratosphere Hotel and Casino

Stratosphere Corp. ("Stratosphere") owns and operates the Stratosphere Tower Casino & Hotel, a resort complex located in Las Vegas, Nevada.

On March 24, 2000, the Company purchased from an affiliate of the General Partner an additional 50,000 shares of the common stock of Stratosphere for approximately $2 million. The Company now owns approximately 51% of the issued and outstanding shares of the common stock of Stratosphere. The Company and an affiliate of the General Partner, which own approximately 90% of Stratosphere, submitted an offer to the Board of Directors of Stratosphere to acquire the minority interests. The offer has not been accepted, however, further discussions are scheduled.

For accounting purposes, the Company has consolidated Stratosphere in the accompanying financial statements and prior period financial statements have been restated to include Stratosphere on a consolidated basis.

Stratosphere's operations for the three months ended March 31, 2000 and 1999 have been included in "Stratosphere Hotel and Casino operating income and expenses" in the Consolidated Statements of Earnings. Stratosphere Hotel and Casino operating expenses include all expenses except for approximately $2,090,000 and $2,225,000 of depreciation and amortization for the three months ended March 31, 2000 and March 31, 1999, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

b.  Hotel, Casino and Resort Operating Properties

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


On August 1, 1998, the Company acquired the New Seabury resort located in Cape Cod, Massachusetts.

Since August 1992, the Company has operated a Holiday Inn located in Miami,
 Florida, subject to a ground lease. In April 1999, the Company acquired the underlying land for approximately $1.9 million.

Hotel and resort operations for the three months ended March 31, 2000 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $455,000 and $333,000 of depreciation and amortization for the three months ended March 31, 2000 and March 31, 1999, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

6.  MORTGAGES AND NOTES RECEIVABLE

a. In March 2000, in accordance with a prior agreement, the Company transferred its First Mortgage Notes in the Sands Hotel and Casino ("Sands") and the Claridge Hotel and Casino ("Claridge")to an affiliate of the General Partner in order to facilitate the bankruptcy reorganizations of the two Atlantic City casinos. The Company was paid approximately $40.5 million, its cost for such notes. However, the affiliate of the General Partner is obligated to sell back to the Company and the Company is obligated to repurchase its interest in the Sands and/or Claridge, as the case may be, at the same price (together with a commercially reasonable interest factor) when the appropriate licenses are obtained by the Company.

For accounting purposes, the Company continues to reflect its interests in the Sands and Claridge notes as available for sale and has recorded its corresponding liability to repurchase such interests from the affiliate of the General Partner.

These investments are carried at fair market value on the Balance Sheet. At March 31, 2000, unrealized holding losses of $7,631,000 have been recorded in Partners' Equity and the carrying value of the investments was $32,976,000.

b. In 1998 and 1999, the Company purchased approximately $88 million of senior debt of Philips Services Corp. and Philip Services (Delaware), Inc. (collectively "Philips") for approximately $39.6 million and received approximately $5.6 million as a return of capital.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


In June 1999, Philips filed a voluntary application to reorganize under the Companies Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto, Canada and voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware.

On April 7, 2000, Philip Services Corporation ("New Philips"), the newly restructured company incorporated in Delaware, emerged from Chapter 11 of the U.S. Bankruptcy Code and the Companies Creditors' Arrangement Act in Canada.

The reorganization provides for the Company to receive approximately 1.8 million common shares of New Philips, approximately $29 million in secured and convertible debt and approximately $1.3 million in cash.

7.  BAYSWATER ACQUISITION

On March 23, 2000, the Company purchased from affiliates of the General Partner, the net assets of Bayswater Realty & Capital Corp. and the ownership interests of its affiliated entities ("Bayswater") for approximately $84.35 million. Bayswater, a real estate investment, management and development company has focused primarily on the construction and sale of single family homes. The assets acquired included interests in ten residential subdivisions in New York and Florida.

The accounts of Bayswater are included in these Consolidated Financial Statements for the first quarter of 2000 and prior period financial statements have been restated to include Bayswater. For accounting purposes, earnings and distributions/dividends prior to the acquisition have been allocated to the General Partner.

The Bayswater assets acquired and the liabilities assumed have been accounted for at historical cost. The excess of the historical cost of the net assets over the amount of cash disbursed, which amounted to $1,541,000, has been accounted for as a capital contribution by the General Partner. The Company's costs of $1.65 million related to the Bayswater transaction have been included as "Bayswater acquisition costs" in the Consolidated Statements of Earnings in the three months ended March 31, 2000. A reduction of $62,801,000 has been made to the General Partner's equity as an adjustment for the restatement at December 31, 1999. See Consolidated Statement of Changes in Partners' Equity and Comprehensive Income.

8.  SIGNIFICANT PROPERTY TRANSACTIONS

a. On March 30, 2000, the Company acquired a five story multi-tenant office building located in Alexandria, VA for approximately $27.5 million cash. The building, which was recently renovated, has approximately 140,000 square feet of rentable space and is 96% occupied. Lease terms range from 5-12 years with lease expirations ranging

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


from December 2004 to March 2011. Annual net operating income is anticipated to be approximately $2.7 million.

b. On March 31, 2000, the Company entered into a lease cancellation and termination agreement with the Grand Union Company, a tenant in a Mt. Kisco, N.Y. distribution center owned by the Company. In accordance with the agreement, the Company paid $1.15 million to the tenant to cancel the lease (which had an annual rental of approximately $900,000) to obtain control of the property. The lease cancellation payment has been capitalized in "Real Estate leases accounted for under the operating method" in the Consolidated Balance Sheet.

At March 31, 2000, the property had a carrying value of approximately $7,880,000 and was encumbered by a mortgage of approximately $4,196,000.

9.  PREFERRED UNITS

Pursuant to the terms of the Preferred Units, on February 23, 2000, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2000 to holders of record as of March 15, 2000. A total of 403,022 additional Preferred Units were issued. As of March 31, 2000, 8,463,459 Preferred Units are issued and outstanding.

10. EARNINGS PER SHARE

Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders. Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and unit equivalents outstanding. The Preferred Units are considered to be unit equivalents. The weighted average number of depositary units outstanding for basic earnings per share purposes for the three months ended March 31, 2000 and 1999 were 46,098,284. The weighted average number of depositary units and equivalent units assumed outstanding for diluted earnings per share purposes for the three months ended March 31, 2000 and 1999 were 57,064,012 and 54,886,567 respectively. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased by 10,965,728 and 8,788,283 limited partnership units for the three months ended March 31, 2000 and 1999, respectively, to reflect the effects of the conversion of Preferred Units.

For the three months ended March 31, 2000 and 1999, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                             Three Months Ended
                             3/31/00     3/31/99
                             -------     -------
Basic:
 Earnings before property
   transactions                 $.24       $.26

 Net gain from property
   transactions                  .02        .03
                                ----       ----
 Net earnings                   $.26       $.29
                                ====       ====
Diluted:
 Earnings before property
   transactions                 $.21       $.23
 Net gain from property
   transactions                  .02        .03
                                ----       ----
 Net earnings                   $.23       $.26
                                ====       ====

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


11.  COMPREHENSIVE INCOME

The Company follows SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended March 31, 2000, and 1999 is as follows (in $000's):

                                          2000            1999
                                        --------        --------

Net income                              $ 14,698        $ 16,186
Unrealized (losses) on securities
   available for sale                       (556)        (31,831)
                                        --------        --------
Comprehensive income (loss)             $ 14,142        $(15,645)
                                        ========        ========

12. SEGMENT REPORTING

The Company is engaged in five operating segments consisting of the ownership and operation of (i) rental real estate, (ii) hotel and resort operating properties, (iii) hotel and casino operating properties, (iv) land sales, house and condominium development, and (v) investment in securities including investment in other limited partnerships and marketable equity securities. The Company's reportable segments offer different services and require different operating strategies and management expertise.

Non-segment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. There have been no material changes in segment assets since December 31, 1999, after giving effect to the restatement described in Notes 2b. and c.

The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

The revenues and net earnings for each of the reportable segments are summarized as follows for the three months ended March 31, 2000 and 1999 (in $000's).

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


                                             Three Months Ended
                                          3/31/00          3/31/99
                                         --------         --------
Revenues:
Rental real estate                        $10,529          $10,787
Hotel & resort operating properties         3,764            2,558
Hotel & casino operating properties        34,004           33,915
Land, house and condominium sales          18,809           13,141
Other investments                           1,063            4,770
                                          -------          -------

           Sub-total                       68,169           65,171

Reconciling items                           7,198(1)         4,353(1)
                                          -------          -------

           Total revenues                 $75,367          $69,524
                                          =======          =======

(1) Primarily interest income on T-bills and other short-term investments and other income.

                                                    Three Months Ended
                                                 3/31/00         3/31/00
                                                 --------        --------
Net earnings:
Segment earnings:
   Rental real estate                            $  9,725        $ 10,059
   Land, house and condominium development          4,648           3,126
   Hotel and resort operating properties             (696)           (180)
   Hotel and casino operating properties            3,980           4,344
   Other investments                                1,063           4,770
                                                 --------        --------
     Total segment earnings                        18,720          22,119
   Other expenses, net                             (4,022)         (5,933)
   General partner's share                         (1,722)         (1,670)
                                                 --------        --------
     Net earnings-limited partner unitholders    $    12,976     $  14,516
                                                 ===========     =========

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000

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

GENERAL

The Company believes that it will benefit from the diversification of its portfolio of assets. Additionally, in selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. From time to time the Company has discussed and in the future may discuss and may make such acquisitions from Mr. Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to the Company. The Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming industry, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio. Historically, substantially all of the Company's real estate assets have been net leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore the Company is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties.

By the end of the year 2002, net leases representing approximately 22.6% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 35.1%

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


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

The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately forty updates are expected to be completed in 2000 with another forty scheduled for the year 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 Gross revenues increased by $5,843,000, or 8.4%, during the three months ended March 31, 2000 as compared to the same period in 1999. This increase reflects increases of $5,668,000 in land, house and condominium sales, $2,868,000 in interest income on treasury bills and other investments, $1,206,000 in hotel and resort operating income, $263,000 in rental income, and $89,000 in Stratosphere Corp. hotel and casino operating income partially offset by decreases of $3,730,000 in dividend and other income and $521,000 in financing lease income. The increase in land, house and condominium sales is primarily due to differences in the size and number of transactions. The increase in interest income on treasury bills and other investments is primarily attributable to an increase in short-term investments. The increase in hotel and resort operating income is primarily attributable to the Bayswater and New Seabury resort operations. The decrease in dividend and other income is primarily due to the disposition of the RJR common stock in June of 1999.

Expenses increased by $6,784,000, or 12.58%, during the three months ended March 31, 2000 as compared to the same period in 1999. This increase reflects increases of $4,146,000 in the cost of land, house and condominium sales, $1,722,000 in hotel and resort operating expenses, $1,650,000 in Bayswater acquisition costs, $453,000 in Stratosphere Corporation hotel and casino operating expenses, $76,000 in rental property expenses, and $6,000 in general and administrative expenses partially offset by decreases of $1,178,000 in interest expense and $91,000 in depreciation and amortization. The increase in the cost of land, house and condominium sales is due to the differences in size and number of transactions. The increase in hotel and resort operating expenses is primarily attributable to the Bayswater and New Seabury resort operations. The decrease in interest expense is primarily due to interest incurred in 1999 in connection with the Stratosphere repurchase obligation.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


Earnings before property transactions and minority interest in subsidiary decreased during the three months ended March 31, 2000 by $941,000 as compared to the same period in 1999.

Gain on property transactions decreased by $892,000 during the three months ended March 31, 2000 as compared to the same period in 1999, due to differences in the size and number of transactions.

During the three months ended March 31, 1999, the Company recorded a provision for loss on real estate of $227,000. No such provision was recorded in the same period in 2000.

Minority interest in the net earnings of Stratosphere Corporation decreased by $118,000 during the three months ended March 31, 2000 as compared to the same period in 1999.

Net earnings for the three months ended March 31, 2000 decreased by $1,488,000 as compared to the three months ended March 31, 1999 primarily due to decreased earnings before property tranactions and decreased gain on sales of real estate.

Diluted earnings per weighted average limited partnership unit outstanding before property transactions were $.21 in the three months ended March 31, 2000 compared to $.23 in the comparable period of 1999, and net gain from property transactions was $.02 in the three months ended March 31, 2000 compared to $.03 in the comparable period of 1999. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.23 in the three months ended March 31, 2000 compared to $.26 in the comparable period of 1999.

CAPITAL RESOURCES AND LIQUIDITY

Generally, the cash needs of the Company for day-to-day operations have been satisfied from cash flow generated from current operations. In recent years, the Company has applied a significant portion of its operating cash flow to the repayment of maturing debt obligations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes, non-recurring other income and the cash flow from the operations of Bayswater and Stratosphere retained for their operations) plus principal payments received on financing leases as well as principal receipts on certain mortgages receivable reduced by periodic principal payments on mortgage debt.

In 2000, thirty nine leases covering thirty nine properties and representing approximately $5.7 million in annual rentals are scheduled to expire. Twenty eight of these leases originally representing approximately $3.7 million in annual rental income have been or will be re-let or renewed for approximately $3.7 million in annual rentals. Such renewals are generally for a term of five years. Seven properties, with an approximate annual rental income of $1.8

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


million have not been renewed and will be marketed for sale or lease when the current lease terms expire. The status of four properties with annual rental income of $200,000 is unknown at this time.

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

During the three months ended March 31, 2000, the Company generated approximately $9.6 million in cash flow from day-to-day operations which excludes approximately $8 million in cash flow from the operations of Bayswater and Stratosphere which are being retained for their operations and excludes approximately $2 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $2.4 million during the three months ended March 31, 2000.

In 2000, the Company has approximately $3.3 million of maturing debt obligations. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the three months ended March 31, 2000, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $7.2 million which was added to the Company's operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company's operating cash reserves are approximately $116 million at March 31, 2000 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capital expenditures for real estate and certain contingencies facing the Company. The Company from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to provide for scheduled lease expirations and other contingencies including environmental matters.

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $2 million in the three months ended March 31, 2000. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


In March, 2000 the Company transferred its interests in the Sands and the Claridge to an affiliate of the General Partner and received approximately $40.5 million therefor, however, as noted above, the transfer is subject to the Company's right and obligation to repurchase such interests in the event that it obtains the proper gaming licence in New Jersey.

In March, 2000, the Company acquired the assets of Bayswater and all of the ownership interests of its affiliated entities for approximately $84.35 million. In addition the Company purchased a multi-tenant office building for approximately $27.5 million.

Also in March, 2000, the Company acquired approximately an additional 2% interest in Stratosphere from affiliates of the General Partner for approximately $2 million, thereby providing the Company with an aggregate interest in Stratosphere of approximately 51%. Also, the Company understands that Stratosphere may seek approximately $70 million for expansion of its hotel and casino facility, a substantial portion of which may be provided by the Company. The Company may acquire additional interests in Stratosphere.

The Company anticipates that golf course and clubhouse improvements in New Seabury, Massachusetts will require the expenditure by the Company of an aggregate of approximately $10 million in years 2000 and 2001.

To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. This may enhance its ability to further to further diversify its portfolio of properties and gain access to additional operating and development capabilities.

Pursuant to the 1997 Offering, which closed in September 1997, the Company raised approximately $267 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio.

The Company's cash and cash equivalents and investment in treasury bills decreased by $53.3 million during the first quarter 2000, primarily due to the acquisition of Bayswater's net assets ($84.4 million), and one property acquisition ($27.5 million), partially offset by the transfer of the Claridge and Sands interests ($40.5 million), net cash flow from operations ($7.2 million), net cash flow from Bayswater and Stratosphere operations ($8 million) and miscellaneous other items ($2.9 million).

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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


   EXHIBIT INDEX

       Exhibit         Description
       -------         -----------
       EX-27           Financial Data Schedule

(b) (1) Form 8-K was filed on March 29, 2000 announcing the 1999 fourth quarter and full year financial results and that no distributions are expected to be made during 2000.

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - MARCH 31, 2000


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






                                    AMERICAN REAL ESTATE PARTNERS, L.P.
                                    By: American Property Investors, Inc.
                                    General Partner

                                    /s/ John P. Saldarelli
                                    -------------------------------------------
                                    John P. Saldarelli
                                    Treasurer
                                    (Principal Financial Officer
                                    and Principal Accounting Officer)




Date:   May 15, 2000