Form 10-Q
period 2000-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2000-08-14
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  June 30, 2000
                                                -------------

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------

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


                                      INDEX

PART I.  FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS                                                                    PAGE NO.

      Consolidated Balance Sheets -
      June 30, 2000 and December 31, 1999 ...................................................................1-2

      Consolidated Statements of Earnings -
      Three Months Ended June 30, 2000 and 1999..............................................................3-4

      Consolidated Statements of Earnings
      Six Months Ended June 30, 2000 and 1999............................................................... 5-6

      Consolidated Statement of Changes In
      Partners' Equity and Comprehensive Income
      Six Months Ended June 30,2000............................................................................7

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 2000 and 1999................................................................8-9

      Notes to Consolidated Financial Statements..............................................................10

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..................................................................................21

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISKS................................................................................30

PART II.  OTHER INFORMATION...................................................................................30

         AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - JUNE 30, 2000



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.




                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (IN $000'S)



                                                         JUNE 30,       DECEMBER 31,
                                                          2000              1999
                                                      -------------    ------------
                                                                         (RESTATED)
ASSETS

Real estate leased to others:
   Accounted for under the financing
      method                                          $  209,466       $  223,391
   Accounted for under the operating
      method, net of accumulated
      depreciation                                       183,088          152,086
Investment in treasury bills                             449,864          468,529
Marketable equity and debt securities                     61,881           67,397
Mortgages and notes receivable                             8,603           10,955
Cash and cash equivalents                                139,821          142,697
Land and construction-in-progress                         86,596           99,043
Hotel, casino and resort operating properties,
   net of accumulated depreciation:
      Stratosphere Corporation hotel and casino          109,051          111,151
      Hotel and resort                                    29,378           30,678
Receivables and other assets                              52,155           58,934
                                                      ----------       ----------

   Total                                              $1,329,903       $1,364,861
                                                      ==========       ==========

               Continued.......


                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)
                                   (IN $000'S)


                                                       JUNE 30,         DECEMBER 31,
                                                         2000               1999
                                                    -------------       ------------
                                                                         (RESTATED)
LIABILITIES

Mortgages payable                                   $    170,206        $   179,387
Due to affiliates                                         42,794             32,876
Accounts payable, accrued
   expenses and other liabilities                         50,831             56,983
                                                     -----------        -----------

   Total liabilities                                     263,831            269,246
                                                     -----------        -----------

Minority interest in Stratosphere
   Corporation hotel and casino                           64,018             66,307
                                                     -----------        -----------

Commitments and Contingencies
(Notes 3 and 4)

PARTNERS' EQUITY

Limited partners:
   Preferred units, $10 liquidation
      preference, 5% cumulative pay-
      in-kind redeemable; 9,400,000
      authorized; 8,463,459 and 8,060,437
      issued and outstanding as of
      June 30, 2000 and Dec. 31, 1999                     85,692             83,627

   Depositary units; 47,850,000
      authorized; 47,235,484
      outstanding                                        906,595            876,760

General partner                                           21,688             80,842

Treasury units at cost:
   1,137,200 depositary units                            (11,921)           (11,921)
                                                     -----------        -----------

      Total partners' equity                           1,002,054          1,029,308
                                                     -----------        -----------

         Total                                       $ 1,329,903        $ 1,364,861
                                                     ===========        ===========


See notes to consolidated financial statements


                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                      ----------------------------------------
                                                                           2000                          1999
                                                                           ----                          ----
                                                                                                     (RESTATED)
Revenues:
   Stratosphere Corporation hotel
      and casino operating income                                      $ 32,088                       S 29,771
   Land, house and condominium sales                                     22,227                         20,640
   Hotel and resort operating income                                      5,763                          5,553
   Interest income on financing leases                                    4,999                          5,713
   Interest income on treasury
      bills and other investments                                         8,962                          4,859
   Rental income                                                          6,224                          5,010
   Dividend and other income                                              2,052                          3,766
                                                                       --------                       --------
                                                                         82,315                         75,312
                                                                       --------                       --------
Expenses:
   Stratosphere Corporation hotel
      and casino operating expenses                                      28,798                         27,592
   Cost of land, house and condominium sales                             16,539                         16,346
   Hotel and resort operating expenses                                    4,801                          4,046
   Interest expense                                                       4,524                          4,989
   Depreciation and amortization                                          3,961                          3,436
   General and administrative expenses                                    2,123                          1,824
   Rental property expenses                                               1,273                            794
                                                                       --------                       --------
                                                                         62,019                         59,027
                                                                       --------                       --------
Earnings before property and securities
   transactions and minority interest in subsidiary                      20,296                         16,285
Provision for loss on real estate                                          (232)                          -
Gain on sales and disposition of real estate                              1,109                            966
Gain on sale of marketable equity securities                               -                            28,590
Minority interest in net earnings of
   Stratosphere Corporation hotel and casino                               (566)                           (62)
                                                                       --------                       ---------

NET EARNINGS                                                           $ 20,607                       $ 45,779
                                                                       ========                       =========

Continued...........

Continued........


                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                         THREE MONTHS ENDED JUNE 30,
                                                      --------------------------------
                                                          2000                  1999
                                                          ----                 -----
                                                                            (RESTATED)
Net earnings attributable to: (Note 7)
   Limited partners                                   $    20,197       $       41,568
   General partner                                            410                4,211
                                                      -----------       --------------
                                                      $    20,607       $       45,779
                                                      ===========       ==============
Net earnings per limited partnership unit:
   Basic earnings                                     $       .42       $          .88
                                                      ===========       ==============
Weighted average limited partnership
   units outstanding                                   46,098,284           46,098,284
                                                      ===========       ==============

   Diluted earnings                                   $       .36       $          .74
                                                      ===========       ==============
Weighted average limited partnership units
   and equivalent partnership units outstanding        56,055,005           56,249,021
                                                      ===========       ==============

See notes to consolidated financial statements


                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                           SIX MONTHS ENDED JUNE 30,
                                                          --------------------------
                                                              2000             1999
                                                              ----             ----
                                                                            (RESTATED)
Revenues:
   Stratosphere Corporation hotel
      and casino operating income                         $  66,092        $  63,686
   Land, house and condominium sales                         41,036           33,781
   Hotel and resort operating income                          9,527            8,111
   Interest income on financing leases                       10,271           11,506
   Interest income on treasury
      bills and other investments                            16,869            9,898
   Rental income                                             11,481           10,004
   Dividend and other income                                  2,406            7,850
                                                          ---------        ---------
                                                            157,682          144,836
                                                          ---------        ---------
Expenses:
   Stratosphere Corporation hotel
      and casino operating expenses                          58,822           57,163
   Cost of land, house and condominium sales                 30,700           26,361
   Hotel and resort operating expenses                        9,261            6,784
   Interest expense                                           8,457           10,100
   Depreciation and amortization                              7,598            7,164
   General and administrative expenses                        4,147            3,842
   Rental property expenses                                   2,077            1,522
   Bayswater acquisition costs                                1,650                -
                                                          ---------        ---------
                                                            122,712          112,936
                                                          ---------        ---------
Earnings before property and securities
   transactions and minority interest in subsidiary          34,970           31,900
Provision for loss on real estate                              (232)            (227)
Gain on sales and disposition of real estate                  2,106            2,855
Gain on sale of marketable equity securities                      -           28,590
Minority interest in net earnings of
   Stratosphere Corporation hotel and casino                 (1,539)          (1,153)
                                                          ---------        ---------

NET EARNINGS                                              $  35,305        $  61,965
                                                          =========        =========
Continued.......


Continued........



                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                         SIX MONTHS ENDED JUNE 30,
                                                      --------------------------------
                                                          2000                  1999
                                                          ----                  -----
                                                                            (RESTATED)
Net earnings attributable to: (Note 7)
   Limited partners                                   $    33,173       $       56,084
   General partner                                          2,132                5,881
                                                      -----------       --------------
                                                      $    35,305       $       61,965
                                                      ===========       ==============
Net earnings per limited partnership unit:
   Basic earnings                                     $       .67       $         1.17
                                                      ===========       ==============
Weighted average limited partnership
   units outstanding                                   46,098,284           46,098,284
                                                      ===========       ==============

   Diluted earnings                                   $       .59       $         1.01
                                                      ===========       ==============
Weighted average limited partnership units
   and equivalent partnership units outstanding        56,559,509           55,567,794
                                                      ===========       ==============

See notes to consolidated financial statements


                                         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                                       AND COMPREHENSIVE INCOME
                                                    SIX MONTHS ENDED JUNE 30, 2000
                                                              (UNAUDITED)
                                                             (IN $000'S )


                                                             Limited Partners' Equity
                                          General            ------------------------                                 Total
                                         Partner's           Depositary          Preferred         Held in          Partners'
                                           Equity              Units              Units           Treasury            Equity
                                        -----------        -----------        -----------       -----------        -----------
Balance Dec. 31, 1999
   as previously reported               $    19,500        $   876,760        $    83,627       $   (11,921)       $   967,966

Bayswater acquisition
   (Note 7)                                  61,342                  -                  -                 -             61,342
                                        -----------        -----------        -----------       -----------        -----------

Balance Dec. 31, 1999
   as restated                               80,842            876,760             83,627           (11,921)         1,029,308

Comprehensive income:
   Net earnings                               2,132             33,173                  -                 -             35,305

   Unrealized losses on
      securities available
      for sale                                  (26)            (1,273)                 -                 -             (1,299)
                                        -----------        -----------        -----------       -----------        -----------
Comprehensive income                          2,106             31,900                  -                 -             34,006

Net adjustment for
Bayswater acquisition
   (Note 7)                                 (62,801)                 -                  -                 -            (62,801)

Capital contribution
   (Note 7)                                   1,541                  -                  -                 -              1,541

Pay-in-kind
distribution                                      -             (2,065)             2,065                 -                  -
                                        -----------        -----------        -----------       -----------        -----------

Balance
June 30, 2000                           $    21,688        $   906,595        $    85,692       $   (11,921)       $ 1,002,054
                                        ===========        ===========        ===========       ===========        ===========


Accumulated other comprehensive loss at June 30, 2000 was $8,374.

See notes to consolidated financial statements


                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                                (IN $000'S)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                  --------------------------
                                                                                    2000               1999
                                                                                    ----               ----
                                                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                                $  35,305        $  61,965
      Adjustments to reconcile earnings to net
       cash provided by operating activities:
        Depreciation and amortization                                                 7,598            7,164
        Gain on sales and disposition of real estate                                 (2,106)          (2,748)
        Gain on sale of marketable equity securities                                      -          (28,590)
        Minority interest in net earnings of Stratosphere
         Corporation hotel and casino                                                 1,539            1,153
        Provision for loss on real estate                                               232              227
        Changes in:
        Decrease (increase) in land and
         construction-in-progress                                                     9,816           (8,689)
       (Increase) decrease in receivables
         and other assets                                                              (179)           4,361
       (Decrease) increase in accounts payable,
        accrued expenses and other liabilities                                       (1,957)           6,692
                                                                                  ---------        ---------
            Net cash provided by operating activities                                50,248           41,535
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in mortgages and notes receivable                                      5,974            1,643
      Net proceeds from the sale and disposition
        of real estate                                                               10,337            5,005
      Principal payments received on leases
        accounted for under the financing method                                      3,848            3,976
      Acquisition of Bayswater's net assets                                         (84,350)               -
      Acquisition of rental real estate                                             (27,308)          (1,923)
      Additions to rental real estate                                                (2,028)          (1,733)
      Additions to hotel casino and resort operating
        properties                                                                   (5,325)          (3,441)
      Decrease (increase) in investment in treasury bills                            18,655          (53,843)
      Investment in Stratosphere Corp. hotel and casino                              (1,970)               -
      Disposition of marketable equity securities                                         -          203,917
      Increase in due to affiliate                                                   41,266           10,480
      Net disposition of limited partnership interests                                  455            1,113
                                                                                  ---------        ---------

            Net cash (used in) provided by investing activities                     (40,446)         165,194
                                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Partners' equity:
        Distributions to partners                                                       (10)               -
        Distributions to General Partner (Note 7)                                    (4,100)          (1,850)
      Debt:
        (Decrease) increase in mortgages payable                                       (632)           6,300
        Periodic principal payments                                                  (4,715)          (4,535)
        Balloon payments                                                             (3,221)               -
                                                                                  ---------        ---------

            Net cash used in financing activities                                   (12,678)             (85)
                                                                                  ---------        ---------

Continued..............


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                  (IN $000'S

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                       --------------------------
                                                                                         2000              1999
                                                                                       ---------        ---------
                                                                                                        (RESTATED)
NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS                                                              (2,876)         206,644

CASH AND CASH EQUIVALENTS,
  beginning of period                                                                    142,697           34,014
                                                                                       ---------        ---------

CASH AND CASH EQUIVALENTS,
  end of period                                                                        $ 139,821        $ 240,658
                                                                                       =========        =========

SUPPLEMENTAL INFORMATION:
  Cash payments for interest-net of amount
     capitalized                                                                       $   7,023        $  10,289
                                                                                       =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

  Reclassifications:
     From mortgages and notes receivable                                               $ (62,338)       $       -
     To marketable equity and debt securities                                             62,338                -
     To property held for sale                                                                 -              352
     From financing lease                                                                 (6,730)            (136)
     To operating lease                                                                    6,730                -
     From operating lease                                                                      -             (216)
     From receivables and other assets                                                         -           (2,169)
     To hotel and resort operating properties                                                  -              180
     To due to affiliate                                                                       -            3,221
     From accounts payable, accrued expenses
        and other liabilities                                                                  -           (1,232)
     From hotel and resort operating property                                                  -             (763)
     To development property                                                                   -              763
                                                                                       ---------        ---------

                                                                                       $       -        $       -
                                                                                       =========        =========


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
1.   GENERAL

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 1999. The Company's prior period consolidated financial statements have been restated as described in Notes 2 b. and 2 c. below.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

b. In March 2000, the Company acquired from affiliates of the General Partner the assets of Bayswater Realty & Capital Corp. and the ownership interests of its affiliated entities ("Bayswater"). In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. Therefore, the accounts of Bayswater are included in these consolidated financial statements for the three and six months ended June 30, 2000 and prior period financial statements have been restated to include Bayswater.

c. Also in March 2000, the Company purchased an additional 50,000 shares of the Stratosphere Corporation ("Stratosphere") from an affiliate of the General Partner. The Company now owns approximately 51% of Stratosphere and has included its accounts on a consolidated basis for the three and six months ended June 30, 2000. Prior period financial statements have been restated to include Stratosphere on a consolidated basis.

d. Revenue recognition - Revenue from real estate sales and related costs are recognized at the time of closing, when title passes to the buyer. The Company follows the guidelines for profit recognition set forth by Financial Accounting Standards Board (FASB) Statement No. 66, "Accounting for Sales of Real Estate."

e. Land and construction-in-progress - These costs are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable condition is reached. The capitalization rate is based on the interest rate on specific borrowings to fund the projects.

f.  Stratosphere Hotel and Casino:

       1. The second quarter ended on June 25, 2000. There were no intercompany transactions during the period June 25 to June 30, 2000.

       2. Casino revenues and promotional allowances - The Company recognizes revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances.

       3. Sales, advertising and promotion - These costs are expensed as incurred.

3.  CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"). For the three and six months ended June 30, 2000, the Company paid rent of approximately $52,000 and $104,000, respectively, in accordance with the agreement.

b. Stratosphere billed affiliates of the General Partner approximately $60,000 and $120,000 for administrative services performed by Stratosphere personnel during the three and six months ended June 30, 2000 respectively.

Stratosphere also received hotel revenue of approximately $200,000 and $400,000 during the three and six months ended June 30, 2000, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

c. As of August 11, 2000, affiliates of Carl C. Icahn ("Icahn"), the Chairman of the Board of the General Partner, own 7,322,873 Preferred Units and 39,359,836 Depositary Units.

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

b. Stratosphere Corp. is involved in litigation regarding rental of its retail space which is presently leased at approximately $1 million per annum. The plaintiff is seeking to offset post-petition damages against future rent.

5.  HOTEL, CASINO AND RESORT OPERATING PROPERTIES

a. Stratosphere Hotel and Casino

Stratosphere Corp. ("Stratosphere") owns and operates the Stratosphere Tower Casino & Hotel, a resort complex located in Las Vegas, Nevada.

On March 24, 2000, the Company purchased from an affiliate of the General Partner an additional 50,000 shares of the common stock of Stratosphere for approximately $2 million. The Company now owns approximately 51% of the issued and outstanding shares of the common stock of Stratosphere. The Company and an affiliate of the General Partner, which own in the aggregate approximately 90% of Stratosphere, submitted an offer to the Board of Directors of Stratosphere to acquire the minority interests. The offer has not been accepted; however, further discussions are ongoing.

For accounting purposes, the Company has consolidated Stratosphere in the accompanying financial statements and prior period financial statements have been restated to include Stratosphere on a consolidated basis.

Stratosphere's operations for the three and six months ended June 30, 2000 and 1999 have been included in "Stratosphere Hotel and Casino operating income and expenses" in the Consolidated Statements of Earnings. Stratosphere Hotel and Casino operating expenses include all expenses except for approximately $2,124,000 and $4,214,000 of depreciation and amortization for the three and six months ended June 30, 2000, respectively, and

$2,057,000 and $4,282,000 for the three and six months ended June 30, 1999, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

b. Hotel and Resort Operating Properties

On August 1, 1998, the Company acquired the New Seabury resort located in Cape Cod, Massachusetts.

Since August 1992, the Company has operated a Holiday Inn located in Miami, Florida, subject to a ground lease. In April 1999, the Company acquired the underlying land for approximately $1.9 million.

Hotel and resort operations for the three and six months ended June 30, 2000 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $369,000 and $673,000 of depreciation and amortization for the three and six months ended June 30, 2000, respectively, and $176,000 and $352,000 for the three and six months ended June 30, 1999, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

6.  MARKETABLE EQUITY AND DEBT SECURITIES

a. In March 2000, in accordance with a prior agreement, the Company transferred its First Mortgage Notes ("Notes") in the Sands Hotel and Casino ("Sands") and the Claridge Hotel and Casino ("Claridge")to an affiliate of the General Partner in order to facilitate the bankruptcy reorganizations of the two Atlantic City casinos. The Company was paid approximately $40.5 million, its cost for such notes. However, the affiliate of the General Partner is obligated to sell back to the Company and the Company is obligated to repurchase its interest in the Sands and/or Claridge, as the case may be, at the same price (together with a commercially reasonable interest factor) when the appropriate licenses are obtained by the Company.

Regarding the Sands, in July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of Icahn which provides for an additional investment of $65 million by the Icahn affiliates in exchange for a 46% equity interest, with bondholders (which also includes Icahn affiliates) to receive $110 million in new notes and a 54% ownership position. The plan, which is subject to certain closing conditions including authorization by the N.J. Casino Control Commission, provides the Icahn affiliates with a controlling interest.

In July 2000, the Claridge's proposed reorganization plan was not accepted by the required number of bondholders. The plan would have provided for the holders of $85 million of First Mortgage Notes to receive 100% of the equity in the reorganized entity. The Claridge stated that it would move to have the plan confirmed by the U.S. Bankruptcy Court under the provisions of federal bankruptcy laws which allows the Court to impose a plan, but there can be no assurances of such confirmation.

Subsequent to the transfer of interests, pursuant to the prior agreement, the affiliate of the General Partner has purchased approximately $1,525,000 face value of additional Claridge Notes for approximately $848,000 on the Company's behalf. The cost of these Notes has been added to the Company's investment and "Due to affiliate" in the Consolidated Balance Sheets.

Interest expense due to the affiliate for the three and six months ended June 30, 2000 of $1,102,000 and $1,299,000, respectively, has been included in "Interest expense" in the Consolidated Statements of Earnings.

For accounting purposes, the Company continues to reflect its interests in the Sands and Claridge notes as available for sale and has recorded its corresponding liability to repurchase such interests from the affiliate of the General Partner.

These investments are carried at fair market value on the Balance Sheet. At June 30, 2000, unrealized holding losses of $8,708,000 have been recorded in Partners' Equity and the carrying value of the investments was approximately $32,558,000.

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

As a result of the reorganization, the Company received approximately 1.8 million common shares of New Philips, approximately $15.9 million in secured term debt, $8.3 million in secured convertible payment-in-kind debt and approximately $5.1 million in cash. The Company presently has an approximate 8% interest in New Philips and an affiliate of Icahn has an approximate interest of 26%.

The secured term debt matures March 31, 2005 and bears interest at 9% per annum. Interest is payable quarterly, in arrears, beginning July 1, 2000. Interest due the Company for the period April 7 ("Closing date") through June 30, 2000 in the amount of approximately $394,000 was received on July 5, 2000 and is included in "Interest income" in the Consolidated Statements of Earnings in the three and six months ended June 30, 2000.

The secured convertible payment-in-kind debt matures March 31, 2005 and bears interest at 10% per annum. Interest is accreted quarterly with interest on the accreted interest also calculated at the rate of 10% per annum. Interest accreted for the period from the Closing date through June 30, 2000 in the amount of approximately $148,000 is included in "Interest income" in the Consolidated Statements of Earnings in the three and six months ended June 30, 2000.

For accounting purposes, the Company reflects its interest in New Philips stock and debt securities as available for sale. These investments are carried at fair market value on the Balance Sheet. At June 30, 2000, unrealized holding gains of $334,000 have been recorded in Partners' Equity and the carrying value of the investments was approximately $29,323,000.

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

The accounts of Bayswater are included in these Consolidated Financial Statements for the three and six months ended June 30, 2000 and prior period financial statements have been restated to include Bayswater. For accounting purposes, earnings and distributions/dividends prior to the acquisition have been allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

The Bayswater assets acquired and the liabilities assumed have been accounted for at historical cost. The excess of the historical cost of the net assets over the amount of cash disbursed, which amounted to $1,541,000, has been accounted for as a capital contribution by the General Partner. The Company's costs of $1.65 million related to the Bayswater transaction have been included as "Bayswater acquisition costs" in the Consolidated Statements of Earnings in the six months ended June 30, 2000. A reduction of $62,801,000 has been made to the General Partner's equity as an adjustment for the restatement at December 31, 1999. See Consolidated Statement of Changes in Partners' Equity and Comprehensive Income.

8.  SIGNIFICANT PROPERTY TRANSACTIONS

a. On March 30, 2000, the Company acquired a five story multi-tenant office building located in Alexandria, VA for approximately $27.5 million cash. The building, which was recently renovated, has approximately 140,000 square feet of rentable space and is 96% occupied. Lease terms range from 5-12 years with lease expirations ranging from December 2004 to March 2011. Annual net operating income is anticipated to be approximately $2.7 million.

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

At June 30, 2000, the property had a carrying value of approximately $7,880,000 and was encumbered by a mortgage of approximately $4,161,000 which will be repaid in the third quarter.

9.  PREFERRED UNITS

Pursuant to the terms of the Preferred Units, on February 23, 2000, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2000 to holders of record as of March 15, 2000. A total of 403,022 additional Preferred Units were issued. As of June 30, 2000, 8,463,459 Preferred Units are issued and outstanding.

10. EARNINGS PER SHARE

Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders. Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be unit equivalents. The weighted average number of depositary units outstanding for basic earnings per share purposes for the three and six months ended June 30, 2000 and 1999 were 46,098,284. The weighted average number of depositary units and equivalent units assumed outstanding for diluted earnings per share purposes were (i) for the three months ended June 30, 2000 and 1999 56,055,005 and 56,249,021, respectively, and (ii) for the six months ended June 30, 2000 and 1999 56,559,509 and 55,567,794, respectively. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased by (i) 9,956,721 and 10,150,737 limited partnership units for the three months ended June 30, 2000 and 1999, respectively, and (ii) 10,461,225 and 9,469,510 limited partnership units for the six months ended June 30, 2000 and 1999, respectively, to reflect the effects of the conversion of Preferred Units.

For the three and six months ended June 30, 2000 and 1999, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:



                                     Three Months Ended    Six Months Ended
                                     ------------------    ----------------
                                     6/30/00   6/30/99    6/30/00     6/30/99
                                     -------   -------    -------     -------
Basic:
  Earnings before property
     and securities transactions     $ .41    $   .25    $   .63    $    .51
  Net gain from property
     and securities transactions       .01        .63        .04         .66
                                       ----       ----       ----       -----
  Net earnings                       $ .42    $   .88    $   .67    $   1.17
                                       ====       ====       ====       =====

Diluted:
  Earnings before property
     and securities transactions     $ .35    $   .23    $   .55    $    .46
  Net gain from property
     and securities transactions       .01        .51        .04         .55
                                      ----       ----       ----       -----
  Net earnings                       $ .36    $   .74    $   .59    $   1.01
                                      ====       ====       ====       =====



11.  COMPREHENSIVE INCOME

The Company follows SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended June 30, 2000 and 1999 is as follows (in $000's):



                                                      2000            1999
                                                    --------        --------

           Net income                               $ 20,607        $ 45,779
           Realized gains previously reported
              in partner's equity                          -         (16,058)
           Unrealized losses on securities
              available for sale                        (743)           (383)
                                                    --------        --------
           Comprehensive income                     $ 19,864        $ 29,338
                                                    ========        ========

Comprehensive income for the six months ended June 30, 2000 and 1999 is as follows (in $000's):

                                                      2000            1999
                                                    --------        --------

           Net income                               $ 35,305        $ 61,965
           Realized gains previously reported
              in partner's equity                          -         (16,058)
           Unrealized losses on securities
              available for sale                      (1,299)         (2,033)
                                                    --------        --------
           Comprehensive income                     $ 34,006        $ 43,874
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

Non-segment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. There have been no material changes in segment assets since December 31, 1999, after giving effect to the restatement as described in notes 2b. and c.

The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

The revenues and net earnings for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2000 and 1999 (in $000's).




                                                                    Three Months Ended
                                                                    ------------------
                                                           6/30/00                         6/30/99
                                                           -------                         --------
Revenues:
Rental real estate                                         $11,223                         $10,723
Hotel & resort operating properties                          5,763                           5,553
Hotel & casino operating properties                         32,088                          29,771
Land, house and condominium sales                           22,227                          20,640
Other investments                                            2,915                           3,972
                                                           -------                         -------

                 Sub-total                                  74,216                          70,659

Reconciling items                                            8,099 (1)                       4,653 (1)
                                                           -------                         -------

                 Total revenues                            $82,315                         $75,312
                                                           =======                         =======


(1) Primarily interest income on T-bills and other short-term investments and other income.



                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                    6/30/00                 6/30/99
                                                                                    -------                 -------
Net earnings:
Segment earnings:
     Rental real estate                                                            $9,950                   $9,929
     Land, house and condominium development                                        5,688                    4,294
     Hotel and resort operating properties                                            962                    1,507
     Hotel and casino operating properties                                          3,290                    2,179


     Other investments                                                              2,915                               3,972
                                                                                 --------                           ---------
        Total segment earnings                                                     22,805                              21,881
     Other expenses, net                                                           (2,198)                             (4,692)
     Gain on sale of marketable equity securities                                     -                                28,590
     General partner's share                                                         (410)                             (4,211)
                                                                                 --------                            --------
        Net earnings-limited partner unitholders                                 $ 20,197                            $ 41,568
                                                                                 ========                            ========

                                                                                              Six Months Ended
                                                                                            --------------------
                                                                                  6/30/00                             6/30/99
                                                                                 ---------                            --------
Revenues:
Rental real estate                                                               $ 21,752                            $ 21,510
Hotel & resort operating properties                                                 9,527                               8,111
Hotel & casino operating properties                                                66,092                              63,686
Land, house and condominium sales                                                  41,036                              33,781
Other investments                                                                   3,978                               8,742
                                                                                 --------                          ----------

                 Sub-total                                                        142,385                             135,830

Reconciling items                                                                  15,297      (1)                      9,006   (1)
                                                                                 --------                           ---------

                 Total revenues                                                  $157,682                            $144,836
                                                                                 ========                            ========



(1) Primarily interest income on T-bills and other short-term investments and other income.



                                                                                                Six Months Ended
                                                                                              --------------------
                                                                                  6/30/00                           6/30/99
                                                                                 ---------                         ----------

Net earnings:
Segment earnings:
     Rental real estate                                                             $19,675                         $19,988
     Land, house and condominium development                                         10,336                           7,420
     Hotel and resort operating properties                                              266                           1,327
     Hotel and casino operating properties                                            7,270                           6,523


     Other investments                                                              3,978                             8,742
                                                                                 ---------                        ---------
        Total segment earnings                                                     41,525                            44,000
     Other expenses, net                                                           (6,220)                          (10,625)
     Gain on sale of marketable equity securities                                     -                              28,590
     General partner's share                                                       (2,132)                           (5,881)
                                                                                 --------                          ---------
        Net earnings-limited partner unitholders                                 $ 33,173                          $ 56,084
                                                                                 ========                          =========


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

GENERAL

The Company believes that it will benefit from the diversification of its portfolio of assets. In selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. The Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming industry, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. As discussed elsewhere herein, the Company has made investments in the gaming industry, and may consider additional gaming industry investments and investments related to the entertainment industry including interests in additional casino properties and those in the entertainment field such as movie theater interests and the financing and investment in the movie production and distribution industry. Such investments may include acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms therof are fair and reasonable to the Company. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio. Historically, substantially all of the Company's real estate assets have been net leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore the Company is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties.

By the end of the year 2002, net leases representing approximately 18.2% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2004, net leases representing approximately 30.1% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 Gross revenues increased by $7,003,000, or 9.3%, during the three months ended June 30, 2000 as compared to the same period in 1999. This increase reflects increases of $4,103,000 in interest income on treasury bills and other investments, $2,317,000 in Stratosphere Corporation hotel and casino operating income, $1,587,000 in land, house and condominium sales, $1,214,000 in rental income, and $210,000 in hotel and resort operating income, partially offset by decreases of $1,714,000 in dividend and other income and $714,000 in financing lease income. The increase in interest income on treasury bills and other investments is primarily attributable to an increase in short-term investments and an increase in interest rates. The increase in Stratosphere Corporation hotel and casino operating income is primarily attributable to gaming operations. The increase in land, house and condominium sales is primarily due to differences in the size and number of transactions. The increase in rental income is primarily attributable to newly acquired properties. The decrease in dividend and other income is primarily due to the disposition of the RJR Nabisco Holdings Corp. ("RJR") common stock in June of 1999.

Expenses increased by $2,992,000, or 5.07%, during the three months ended June 30, 2000 as compared to the same period in 1999. This increase reflects increases of $1,206,000 in Stratosphere Corporation hotel and casino operating expenses, $755,000 in hotel and resort operating expenses, $525,000 in depreciation and amortization, $479,000 in rental property expenses, $299,000 in general and administrative expenses and $193,000 in the cost of land, house and condominium sales partially offset by a decrease of $465,000 in interest expense. The increase in Stratosphere Corporation hotel and casino operating expenses is primarily attributable to gaming operations. The increase in hotel and resort operating expenses is primarily attributable to the New Seabury resort operations. The increase in rental property expenses is primarily attributable to newly acquired and off-lease properties. The decrease in interest expense is primarily attributable to decreased interest due affiliates in connection with repurchase obligations.

Earnings before property and securities transactions and minority interest in subsidiary increased during the three months ended June 30, 2000 by $4,011,000 as compared to the same period in 1999.

Gain on property transactions increased by $143,000, during the three months ended June 30, 2000 as compared to the same period in 1999, due to differences in the size and number of transactions.

During the three months ended June 30, 2000, the Company recorded a provision for loss on real estate of $232,000. No such provision was recorded in the same period in 1999.

In the three months ended June 30, 1999 the Company recorded a non-recurring gain on sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 2000.

Minority interest in the net earnings of Stratosphere Corporation increased by $504,000 during the three months ended June 30, 2000 as compared to the same period in 1999.

Net earnings for the three months ended June 30, 2000 decreased by $25,172,000 as compared to the three months ended June 30, 1999 primarily due to the non-recurring gain on the sale of the Company's RJR common stock in 1999 partially offset by increased earnings before property and securities transactions and minority interest in subsidiary.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.35 in the three months ended June 30, 2000 compared to $.23 in the comparable period of 1999, and net gain from property and securities transactions was $.01 in the three months ended June 30, 2000 compared to $.51 in the comparable period of 1999. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.36 in the three months ended June 30, 2000 compared to $.74 in the comparable period of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
Gross revenues increased by $12,846,000, or 8.9%, during the six months ended June 30, 2000 as compared to the same period in 1999. This increase reflects increases of $7,255,000 in land, house and condominium sales, $6,971,000 in interest income on treasury bills and other investments, $2,406,000 in Stratosphere Corporation hotel and casino operating income, $1,477,000 in rental income, and $1,416,000 in hotel and resort operating income, partially offset by decreases of $5,444,000 in dividend and other income and $1,235,000 in financing lease income. The increase in land, house and condominium sales is primarily due to differences in the size and number of transactions. The increase in interest income on treasury bills and other investments is primarily attributable to an increase in short-term investments as well as an increase in interest rates. The increase in Stratosphere Corporation hotel and casino operating income is primarily attributable to gaming operations. The increase in rental income is primarily attributable to newly acquired properties. The increase in hotel and resort operating income is primarily attributable to the Bayswater and New Seabury resort operations. The decrease in dividend and other income is primarily due to the disposition of the RJR common stock in June of 1999.

Expenses increased by $9,776,000, or 8.7%, during the six months ended June 30, 2000 as compared to the same period in 1999. This increase reflects increases of $4,339,000 in the cost of land, house and condominium sales, $2,477,000 in hotel and resort operating expenses, $1,659,000 in Stratosphere Corporation hotel and casino operating expenses, $1,650,000 in Bayswater acquisition costs, $555,000 in rental property expenses, $434,000 in depreciation and amortization and $305,000 in general and administrative expenses partially offset by a decrease of $1,643,000 in interest expense. The increase in the cost of land, house and condominium sales is due to the differences in size and number of transactions. The increase in hotel and resort operating expenses is primarily attributable to the Bayswater and New Seabury resort operations. The increase in Stratosphere Corporation hotel and casino operating expenses is primarily due to gaming operations. The increase in rental property expenses is primarily attributable to newly acquired and off-lease properties. The decrease in interest expense is primarily due to decreased interest due affiliates in connection with repurchase obligations.

Earnings before property and securities transactions and minority interest in subsidiary increased during the six months ended June 30, 2000 by $3,070,000 as compared to the same period in 1999.

Gain on property transactions decreased by $749,000, during the six months ended June 30, 2000 as compared to the same period in 1999 due to differences in the size and number of transactions.

During the six months ended June 30, 2000, the Company recorded a provision for loss on real estate of $232,000 as compared to $227,000 in the same period in 1999.

In the six months ended June 30, 1999, the Company recorded a non-recurring gain on sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 2000.

Minority interest in the net earnings of Stratosphere Corporation increased by $386,000 during the six months ended June 30, 2000 as compared to the same period in 1999.

Net earnings for the six months ended June 30, 2000 decreased by $26,660,000 as compared to the six months ended June 30, 1999 primarily due to the non-recurring gain on the sale of the Company's RJR common stock in

1999 partially offset by increased earnings before property and securities transactions and minority interest in subsidiary.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.55 in the six months ended June 30, 2000 compared to $.46 in the comparable period of 1999, and net gain from property and securities transactions was $.04 in the six months ended June 30, 2000 compared to $.55 in the comparable period of 1999. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.59 in the six months ended June 30, 2000 compared to $1.01 in the comparable period of 1999.

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

In 2000, thirty nine leases covering thirty nine properties and representing approximately $5.7 million in annual rentals are scheduled to expire. Twenty nine of these leases originally representing approximately $3.7 million in annual rental income have been or will be re-let or renewed for approximately $3.7 million in annual rentals. Such renewals are generally for a term of five years. Eight properties, with an approximate annual rental income of $1.4 million have not been renewed and will be marketed for sale or lease when the current lease terms expire. Two properties whose annual rentals were $.6 million have been sold.

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

During the six months ended June 30, 2000, the Company generated approximately $22.8 million in cash flow from day-to-day operations which excludes approximately $16 million in cash flow from the operations of

Bayswater and Stratosphere which are being retained for their operations and excludes approximately $4.4 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $3.2 million during the six months ended June 30, 2000.

In 2000, the Company had approximately $3.3 million of maturing debt obligations, which it repaid in the second quarter 2000, and intends to repay a higher interest rate mortgage of approximately $4,161,000 secured by a property formerly tenanted by Grand Union Company. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the six months ended June 30, 2000, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $16.4 million which was added to the Company's operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company's operating cash reserves are approximately $125 million at June 30, 2000 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capital expenditures and certain contingencies.

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $10.3 million in the six months ended June 30, 2000. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

In March, 2000 the Company transferred its interests in the Sands and Claridge to an affiliate of the General Partner and received approximately $40.5 million therefor, however, as noted above, the transfer is subject to the Company's right and obligation to repurchase such interests in the event that it obtains the proper gaming license in New Jersey.

In March, 2000, the Company acquired the assets of Bayswater and all of the ownership interests of its affiliated entities for approximately $84.35 million. In addition the Company purchased a multi-tenant office building for approximately $27.5 million.

Also in March, 2000, the Company acquired approximately an additional 2% interest in Stratosphere from affiliates of the General Partner for approximately $2 million, thereby providing the Company with an aggregate interest in Stratosphere of approximately 51%. Also, the Company understands that Stratosphere will require approximately $70 million for expansion of its hotel and casino facility, a substantial portion of which will be provided by the Company. The Company may acquire additional interests in Stratosphere.

The Company anticipates that golf course and clubhouse improvements in New Seabury, Massachusetts will require the expenditure by the Company of an aggregate of approximately $11 million in years 2000 and 2001. In addition, the Company anticipates participating in the $65 million investment to be made in the Sands as part of the Sands reorganization.

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

The Company's cash and cash equivalents and investment in treasury bills decreased by $21.5 million during the six months ended June 30, 2000, primarily due to the acquisition of Bayswater's net assets ($84.4 million) and one property acquisition ($27.5 million), partially offset by the transfer of the Claridge and Sands interests ($40.5 million), net cash flow from operations ($16.4 million), net cash flow from Bayswater and Stratosphere operations ($16 million), sales proceeds from the disposition of real estate ($10.3 million), and miscellaneous other items ($7.2 million).

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

                                      AMERICAN REAL ESTATE PARTNERS, L.P.
                                      By: American Property Investors, Inc.
                                          General Partner
                                      /s/ John P. Saldarelli
                                      -------------------------------
                                      John P. Saldarelli
                                      Treasurer
                                      Chief Financial Officer
                                      and Principal Accounting Officer




Date:   August 14, 2000