Form 10-Q
period 2000-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2000-11-14
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
----------

       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                                September 30, 2000
                                                              ------------------

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS                                                           PAGE NO.
                           --------------------
         Consolidated Balance Sheets -
         September 30, 2000 and December 31, 1999 ..............................................................1-2

         Consolidated Statements of Earnings -
         Three Months Ended September 30, 2000 and 1999.........................................................3-4

         Consolidated Statements of Earnings
         Nine Months Ended September 30, 2000 and 1999..........................................................5-6

         Consolidated Statement of Changes In
         Partners' Equity and Comprehensive Income
         Nine Months Ended September 30,2000......................................................................7

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2000 and 1999..........................................................8-9

         Notes to Consolidated Financial Statements..............................................................10

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           ------------------------------------
                           OF FINANCIAL CONDITION AND RESULTS OF
                           -------------------------------------
                           OPERATIONS............................................................................31
                           ----------

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           ---------------------------------------------
                           MARKET RISKS..........................................................................47
                           ------------

PART II.  OTHER INFORMATION......................................................................................48

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (IN $000'S)

                                                           SEPTEMBER 30,                  DECEMBER 31,
                                                               2000                           1999
                                                           -------------                  ------------
                                                                                           (RESTATED)
ASSETS

Real estate leased to others:
   Accounted for under the financing
      method                                                   $   206,329                $   223,391
   Accounted for under the operating
     method, net of accumulated
     depreciation                                                  179,822                    152,086
Investment in treasury bills                                       467,692                    468,529
Marketable equity and debt securities                               56,969                     67,397
Equity interest in GB Holdings, Inc.                                40,463                       -
Cash and cash equivalents                                          158,907                    142,697
Land and construction-in-progress                                   77,934                     99,043
Hotel, casino and resort operating properties,
   net of accumulated depreciation:
     Stratosphere Corporation hotel and casino                     115,697                    111,151
     Hotel and resort                                               33,322                     30,678
Mortgages and notes receivable                                       7,604                     10,955
Receivables and other assets                                        53,157                     58,934
                                                                 ---------                  ---------

   Total                                                       $ 1,397,896                $ 1,364,861
                                                                 =========                  =========

Continued.......

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

                                   (UNAUDITED)
                                   (IN $000'S)

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                            2000               1999
                                                     ----------------   -----------------
                                                                             (RESTATED)
LIABILITIES
Mortgages payable                                      $   183,704        $   179,387
Due to affiliates                                           76,547             32,876
Accounts payable, accrued
   expenses and other liabilities                           49,738             56,983
                                                         ---------          ---------

   Total liabilities                                       309,989            269,246
                                                         ---------          ---------

Minority interest in Stratosphere
   Corporation hotel and casino                             64,347             66,307
                                                         ---------          ---------

Commitments and Contingencies
(Notes 3 and 4)

PARTNERS' EQUITY
Limited partners:
   Preferred units, $10 liquidation
     preference, 5% cumulative pay-
     in-kind redeemable; 9,400,000
     authorized; 8,463,459 and 8,060,437
     issued and outstanding as of
     Sept. 30, 2000 and Dec. 31, 1999                       86,750             83,627

   Depositary units; 47,850,000
     authorized; 47,235,484
     outstanding                                           926,613            876,760

General partner                                             22,118             80,842

Treasury units at cost:
   1,137,200 depositary units                              (11,921)           (11,921)
                                                         ---------          ---------

     Total partners' equity                              1,023,560          1,029,308
                                                         ---------          ---------

       Total                                           $ 1,397,896        $ 1,364,861
                                                         =========          =========

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                             2000           1999
                                                             ----           ----
                                                                          (RESTATED)
Revenues:
   Stratosphere Corporation hotel
     and casino operating income                          $ 31,623        $ 30,712
   Land, house and condominium sales                        18,132          21,894
   Hotel and resort operating income                         7,984           8,922
   Interest income on financing leases                       4,871           5,491
   Interest income on treasury
     bills and other investments                             9,069           7,834
   Rental income                                             5,989           5,391
   Dividend and other income                                   936             766
                                                          --------        --------
                                                            78,604          81,010
                                                          --------        --------
Expenses:
   Stratosphere Corporation hotel
     and casino operating expenses                          28,897          28,610
   Cost of land, house and condominium sales                14,387          16,153
   Hotel and resort operating expenses                       5,697           5,661
   Interest expense                                          4,597           5,013
   Depreciation and amortization                             3,489           3,229
   General and administrative expenses                       1,582           1,855
   Rental property expenses                                  1,020             650
                                                          --------        --------
                                                            59,669          61,171
                                                          --------        --------
Earnings before property
   transactions and minority interest in subsidiary         18,935          19,839
Provision for loss on real estate                             (259)         (1,137)
Gain on sales and disposition of real estate                   357           4,902
Minority interest in net earnings of
   Stratosphere Corporation hotel and casino                  (564)            (51)
                                                          --------        --------

NET EARNINGS                                              $ 18,469        $ 23,553
                                                          ========        ========

Continued........

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Continued........

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                             2000            1999
                                                             ----            -----
                                                                           (RESTATED)
   Net earnings attributable to: (Note 11)
      Limited partners                                   $    18,101       $    18,558
      General partner                                            368             4,995
                                                         -----------       -----------
                                                         $    18,469       $    23,553
                                                         ===========       ===========

   Net earnings per limited partnership unit:
      Basic earnings                                     $       .37       $       .38
                                                         ===========       ===========

   Weighted average limited partnership
      units outstanding                                   46,098,284        46,098,284
                                                         ===========       ===========

      Diluted earnings                                   $       .33       $       .33
                                                         ===========       ===========

   Weighted average limited partnership units
      and equivalent partnership units outstanding        55,624,078        56,359,662
                                                         ===========       ===========

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                             2000             1999
                                                             ----             ----
                                                                           (RESTATED)
Revenues:
   Stratosphere Corporation hotel
     and casino operating income                          $  97,715        $  94,398
   Land, house and condominium sales                         59,168           55,675
   Hotel and resort operating income                         17,511           17,033
   Interest income on financing leases                       15,142           16,997
   Interest income on treasury
     bills and other investments                             25,938           17,732
   Rental income                                             17,470           15,395
   Dividend and other income                                  3,342            8,616
                                                          ---------        ---------

                                                            236,286          225,846
                                                          ---------        ---------
Expenses:
   Stratosphere Corporation hotel
     and casino operating expenses                           87,719           85,773
   Cost of land, house and condominium sales                 45,087           42,514
   Hotel and resort operating expenses                       14,958           12,445
   Interest expense                                          13,054           15,113
   Depreciation and amortization                             11,087           10,393
   General and administrative expenses                        5,729            5,697
   Rental property expenses                                   3,097            2,172
   Bayswater acquisition costs                                1,650                -
                                                          ---------        ---------
                                                            182,381          174,107
                                                          ---------        ---------
Earnings before property and securities
   transactions and minority interest in subsidiary          53,905           51,739
Provision for loss on real estate                              (491)          (1,364)
Gain on sales and disposition of real estate                  2,463            7,757
Gain on sale of marketable equity securities                   -              28,590
Minority interest in net earnings of
   Stratosphere Corporation hotel and casino                 (2,103)          (1,204)
                                                          ---------        ---------

NET EARNINGS                                              $  53,774        $  85,518
                                                          =========        =========

Continued...........

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Continued........

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                      2000                1999
                                                                      ----                ----
                                                                                     (RESTATED)
Net earnings attributable to: (Note 11)
   Limited partners                                                $    51,273       $    74,642
   General partner                                                       2,501            10,876
                                                                   -----------       -----------
                                                                   $    53,774       $    85,518
                                                                   ===========       ===========

Net earnings per limited partnership unit:
   Basic earnings                                                  $      1.04       $      1.55
                                                                   ===========       ===========

Weighted average limited partnership
   units outstanding                                                46,098,284        46,098,284
                                                                   ===========       ===========

   Diluted earnings                                                $       .91       $      1.34
                                                                   ===========       ===========

Weighted average limited partnership units
   and equivalent partnership units outstanding                     56,247,699        55,831,750
                                                                   ===========       ===========

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                  (IN $000'S )


                                                   Limited Partners' Equity
                                    General        ------------------------                                  Total
                                    Partner's      Depositary          Preferred          Held in            Partners'
                                    Equity            Units              Units           Treasury            Equity
                                    ------            -----              -----           --------            ---------
Balance Dec. 31, 1999
   as previously reported       $    19,500        $   876,760        $    83,627       $   (11,921)       $   967,966

Bayswater acquisition
   (Note 8)                          61,342               -                  -                 -                61,342
                                -----------        -----------        -----------       -----------        -----------

Balance Dec. 31, 1999
   as restated                       80,842            876,760             83,627           (11,921)         1,029,308

Comprehensive income:
   Net earnings                       2,501             51,273               -                 -                53,774

   Unrealized gains on
     securities available
     for sale                            35              1,703               -                 -                 1,738
                                -----------        -----------        -----------       -----------        -----------
Comprehensive income                  2,536             52,976               -                 -                55,512

Net adjustment for
Bayswater acquisition
   (Note 8)                         (62,801)              -                  -                  -              (62,801)

Capital contribution
   (Note 8)                           1,541               -                  -                  -                1,541

Pay-in-kind
distribution                           -                (3,123)             3,123              -                  -
                                -----------        -----------        -----------       -----------        -----------

Balance
Sept.30, 2000                   $    22,118        $   926,613        $    86,750       $   (11,921)       $ 1,023,560
                                ===========        ===========        ===========       ===========        ===========




Accumulated other comprehensive loss at September 30, 2000 was $5,337.

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (IN $000'S)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2000            1999
                                                                          ----            ----
                                                                                       (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                    $  53,774        $  85,518
      Adjustments to reconcile earnings to net
        cash provided by operating activities:
          Depreciation and amortization                                  11,087           10,393
          Gain on sales and disposition of real estate                   (2,463)          (7,686)
          Gain on sale of marketable equity securities                       -           (28,590)
          Minority interest in net earnings of Stratosphere
            Corporation hotel and casino                                  2,103            1,204
          Provision for loss on real estate                                 491            1,364
          Changes in:
          Decrease (increase) in land and
            construction-in-progress                                      4,554           (6,236)
          (Increase) decrease in receivables and other assets            (2,021)             958
          (Decrease) increase in accounts payable,
               accrued expenses and other liabilities                    (3,946)           8,475
                                                                      ---------        ---------

             Net cash provided by operating activities                   63,579           65,400
                                                                      ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease (increase) in mortgages and notes receivable               2,845           (7,457)
      Net proceeds from the sale and disposition of real estate          14,036           18,534
      Principal payments received on leases
        accounted for under the financing method                          5,699            5,958
      Acquisition of Bayswater's net assets                             (84,350)             -
      Acquisition of rental real estate                                 (27,308)         (23,923)
      Additions to rental real estate                                    (2,032)          (2,227)
      Additions to hotel casino and resort operating properties          (4,441)          (7,257)
      Decrease (increase) in investment in treasury bills                   837          (88,311)
      Investment in Stratosphere Corp. hotel and casino                  (1,970)             -
      Increase in equity interest in GB Holdings, Inc.                  (32,500)             -
      Decrease in marketable equity and debt securities                   4,165          202,446
      Investment in Northstar Capital Investment Corp.                      -             (6,888)
      Increase in due to affiliate                                       76,341           15,674
      Net disposition of limited partnership interests                      455            1,270
                                                                      ---------        ---------

           Net cash (used in) provided by investing activities          (48,223)         107,819
                                                                      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Partners' equity:
        Distributions to partners                                           (10)             -
        Distributions to General Partner (Note 7)                        (4,100)          (4,050)
      Debt:
        Increase in mortgages payable                                    19,600           22,400
        Periodic principal payments                                      (7,278)          (7,048)
        Balloon payments                                                 (7,358)             -
                                                                      ---------        ---------

           Net cash provided by financing activities                        854           11,302
                                                                      ---------        ---------

Continued..............

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED))
                                   (IN $000'S

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                       2000            1999
                                                                    (RESTATED)
NET INCREASE
IN CASH AND CASH EQUIVALENTS                          16,210          184,521

CASH AND CASH EQUIVALENTS,
      beginning of period                            142,697           34,014
                                                   ---------        ---------

CASH AND CASH EQUIVALENTS,
      end of period                                $ 158,907        $ 218,535
                                                   =========        =========

SUPPLEMENTAL INFORMATION:
 Cash payments for interest-net of amount
    capitalized                                    $  10,332        $  16,027
                                                   =========        =========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Reclassifications:
    From mortgages and notes receivable            $ (62,338)       $    -
    To marketable equity and debt securities          56,107             -
    To equity interest in GB Holdings, Inc.            6,231             -
    To property held for sale                          2,916            1,333
    From financing lease                              (8,016)            (384)
    To operating lease                                 6,730              -
    From operating lease                              (1,630)            (949)
    From receivables and other assets                   -              (2,169)
    To hotel and resort operating properties            -                 180
    To due to affiliate                                 -               3,221
    From accounts payable, accrued expenses
      and other liabilities                             -              (1,232)
    From hotel and resort operating property            -                (763)
    To development property                             -                 763
                                                   ---------        ---------

                                                   $   -            $    -
                                                   =========        =========

See notes to consolidated financial statements

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

b. In March 2000, the Company acquired from affiliates of the General Partner the assets of Bayswater Realty & Capital Corp. and the ownership interests of its affiliated entities ("Bayswater"). In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. Therefore, the accounts of Bayswater are included in these consolidated financial statements for the three and nine months ended September 30, 2000 and prior period financial statements have been restated to include Bayswater.

c. Also in March 2000, the Company purchased an additional 50,000 shares of the Stratosphere Corporation ("Stratosphere") from an affiliate of the General Partner. The Company now owns approximately 51% of Stratosphere and has included its accounts on a consolidated basis for the three and nine months ended September 30, 2000. Prior period financial statements have been restated to include Stratosphere on a consolidated basis.

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

f.     Stratosphere Hotel and Casino:

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

       1. The third quarter ended on September 24, 2000. There were no intercompany transactions during the period September 24 to September 30, 2000.

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

3.     CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $205,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"). For the three and nine months ended September 30, 2000, the Company paid rent of approximately $52,000 and $156,000, respectively, in accordance with the agreement.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

b. Stratosphere billed affiliates of the General Partner approximately $60,000 and $180,000 for administrative services performed by Stratosphere personnel during the three and nine months ended September 30, 2000, respectively.

Stratosphere also received hotel revenue of approximately $100,000 and $500,000 during the three and nine months ended September 30, 2000, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

c. As of November 11, 2000, affiliates of Carl C. Icahn ("Icahn"), the Chairman of the Board of the General Partner, own 7,322,873 Preferred Units and 39,359,836 Depositary Units.

4.     COMMITMENTS AND CONTINGENCIES

a. On April 7, 2000, Skyway Freight Systems ("Skyway"), a tenant in a multi-tenanted industrial complex located in Hebron, Kentucky owned by the Company, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Skyways annual rental is approximately $774,000. On August 12, 2000, the tenant rejected the lease pursuant to an order of the Bankruptcy Court. The Company has re-let the space, effective December 15, 2000, for approximately $650,000 per annum.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

b. In October, 2000 Stratosphere Corp. settled the litigation regarding rental of its retail space and acquired the leasehold interest to the shopping center located on its premises for approximately $12.5 million.

c. As previously reported by the Company in its annual report on Form 10-K for the year ended December 31, 1999, on November 18, 1998, Ruth Ellen Miller filed a Class Action Complaint. On September 21, 2000, Ruth Ellen Miller, Charles and Lydia Hoffman, and Joy Lazarus, claiming as plaintiffs on behalf of themselves and all others similarly situated, filed an amended complaint (the "Complaint") and a motion for class certification and have sought to make service of the Complaint on the defendants. Management believes that the plaintiffs' claims are without merit and intends to vigorously defend against them.

5.     HOTEL, CASINO AND RESORT OPERATING PROPERTIES
      .
a.     Stratosphere Hotel and Casino
Stratosphere Corp. ("Stratosphere") owns and operates the Stratosphere Tower Casino & Hotel, a resort complex located in Las Vegas, Nevada.

On March 24, 2000, the Company purchased from an affiliate of the General Partner an additional 50,000 shares of the common stock of Stratosphere for approximately $2 million. The Company now owns approximately 51% of the issued and outstanding shares of the common stock of Stratosphere. In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by the Company. The Company, subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned. Stratosphere stockholders not affiliated with Icahn will receive a cash price of $45.32 per share and Icahn related stockholders will receive a cash price of $44.33 per share. Stratosphere will invest up to $100 million for construction of an additional 1,000 rooms to the hotel, related amenities and purchase of the leasehold interest to the shopping center located on its premises. The Company advanced

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

approximately $7 million to Stratosphere in September 2000. The advances and related interest expense have been eliminated in consolidation. In October 2000, the Company advanced an additional $ 17.3 million to Stratosphere.

For accounting purposes, the Company has consolidated Stratosphere in the accompanying financial statements and prior period financial statements have been restated to include Stratosphere on a consolidated basis.

Stratosphere's operations for the three and nine months ended September 30, 2000 and 1999 have been included in "Stratosphere Hotel and Casino operating income and expenses" in the Consolidated Statements of Earnings. Stratosphere Hotel and Casino operating expenses include all expenses except for approximately $2,048,000 and $6,262,000 of depreciation and amortization for the three and nine months ended September 30, 2000, respectively and $2,001,000 and $6,283,000 for the three and nine months ended September 30, 1999, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

b.     Hotel and Resort Operating Properties
On August 1, 1998, the Company acquired the New Seabury resort located in Cape Cod, Massachusetts.

Since August 1992, the Company has operated a Holiday Inn located in Miami, Florida, subject to a ground lease. In April 1999, the Company acquired the underlying land for approximately $1.9 million.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Hotel and resort operations for the three and nine months ended September 30, 2000 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $180,000 and $1,154,000 of depreciation and amortization for the three and nine months ended September 30, 2000, respectively, and $176,000 and $528,000 for the three and nine months ended September 30, 1999, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

6.     MARKETABLE EQUITY AND DEBT SECURITIES

a. In March 2000, in accordance with a prior agreement, the Company transferred its First Mortgage Notes ("Notes") in the Sands Hotel and Casino ("Sands") and the Claridge Hotel and Casino ("Claridge")to an affiliate of the General Partner in order to facilitate the bankruptcy reorganizations of the two Atlantic City casinos. The Company was paid approximately $40.5 million, its cost for such notes. However, the affiliate of the General Partner is obligated to sell back to the Company and the Company is obligated to repurchase its interest in the Sands and/or Claridge, as the case may be, at the same price increased by Icahn advances, decreased by distributions and/or interest payments received (together with a commercially reasonable interest factor) when the appropriate licenses are obtained by the Company.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Regarding the Sands, in July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of Icahn which provides for an additional investment of $65 million by the Icahn affiliates in exchange for a 46% equity interest, with bondholders (which also includes Icahn affiliates) to receive $110 million in new notes and a 54% ownership position. The plan, which became effective September 29, 2000, provides the Icahn affiliates with a controlling interest. For accounting purposes, the Company reflects its interest in the new Sands notes as held to maturity and has recorded its corresponding liability to repurchase such interests from the affiliate of the General Partner. At September 30, 2000 this investment is carried at cost of $17.3 million in the Consolidated Balance Sheets.

The Company reflects its pro rata equity interest in the Sands as "Equity interest in GB Holdings, Inc." in the Consolidated Balance Sheets (see note 7).

In July 2000, the Claridge's proposed reorganization plan was not accepted by the required number of bondholders. The plan would have provided for the holders of $85 million of First Mortgage Notes to receive 100% of the equity in the reorganized entity. In August 2000, the U.S. Bankruptcy Court approved a proposal by the bondholders to market for sale the hotel-casino. It is possible that the Sand's may participate in the auction process.

Subsequent to the transfer of interests, pursuant to the prior agreement, the affiliate of the General Partner has purchased approximately $1,709,000 face value of additional Claridge Notes for approximately $942,000 on the

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Company's behalf. The cost of these notes has been added to the Company's investment and "Due to affiliate" in the Consolidated Balance Sheets.

For accounting purposes, the Company continues to reflect its interest in the Claridge notes as available for sale and has recorded its corresponding liability to repurchase such interest from the affiliate of the General Partner.

This investment is carried at fair market value on the Balance Sheet. At September 30, 2000, unrealized holding losses of $3,525,000 have been recorded in Partners' Equity and the carrying value of the investment was approximately $12,616,000.

Interest expense due to the affiliate for the three and nine months ended September 30, 2000 of $1,147,000 and $2,446,000, respectively, has been included in "Interest expense" in the Consolidated Statements of Earnings.

b. In 1998 and 1999, the Company purchased approximately $88 million of senior debt of Philips Services Corp. and Philip Services (Delaware), Inc. (collectively "Philips") for approximately $39.6 million and received approximately $5.6 million as a return of capital.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

As a result of the reorganization, the Company received approximately 1.8 million common shares of New Philips, approximately $15.9 million in secured term debt, $8.3 million in secured convertible payment-in-kind debt and approximately $5.1 million in cash. The Company presently has an approximate 8% interest in New Philips and an Icahn affiliate has an approximate interest of 26%.

The secured term debt matures March 31, 2005 and bears interest at 9% per annum. Interest is payable quarterly, in arrears, beginning July 1, 2000. Interest due the Company for the three and nine months ended September 30, 2000 in the amounts of approximately $364,000 and $757,000, respectively has been received and is included in "Interest income" in the Consolidated Statements of Earnings in the three and nine months ended September 30, 2000.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

The secured convertible payment-in-kind debt matures March 31, 2005 and bears interest at 10% per annum. Interest is accreted quarterly with interest on the accreted interest also calculated at the rate of 10% per annum. Interest accrued and accreted for the three and nine months ended September 30, 2000 in the amounts of approximately $163,000 and $311,000, respectively, is included in "Interest income" in the Consolidated Statements of Earnings in the three and nine months ended September 30, 2000.

For accounting purposes, the Company reflects its interest in New Philips stock and debt securities as available for sale. These investments are carried at fair market value on the Balance Sheet. At September 30, 2000, unrealized holding losses of $1,812,000 have been recorded in Partners' Equity and the carrying value of the investments was approximately $27,021,000.

7.     EQUITY INTEREST IN GB HOLDINGS, INC.

The Company reflects it pro rata equity interest in the Sands under this caption in the Consolidated Balance Sheets. The Company's corresponding obligation to repurchase its interest of approximately $40.4 million is included in "Due to affiliates" in the Consolidated Balance Sheets. The Company accounts for its investment under the equity method of accounting.

8.     BAYSWATER ACQUISITION

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

The accounts of Bayswater are included in these Consolidated Financial Statements for the three and nine months ended September 30, 2000 and prior period financial statements have been restated to include Bayswater. For accounting purposes, earnings and distributions/dividends prior to the acquisition have been allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

The Bayswater assets acquired and the liabilities assumed have been accounted for at historical cost. The excess of the historical cost of the net assets over the amount of cash disbursed, which amounted to $1,541,000, has been accounted for as a capital contribution by the General Partner. The Company's costs of $1.65 million related to the Bayswater transaction have been included as "Bayswater acquisition costs" in the Consolidated Statements of Earnings in the nine months ended September 30, 2000. A reduction of $62,801,000 has been made to the General Partner's equity as an adjustment for the restatement at December 31, 1999. See Consolidated Statement of Changes in Partners' Equity and Comprehensive Income.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

9.     SIGNIFICANT PROPERTY TRANSACTIONS

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

At September 30, 2000, the property had a carrying value of approximately $7,880,000. The mortgage balance of approximately $4,137,000 was repaid in August 2000.

10.    PREFERRED UNITS

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Pursuant to the terms of the Preferred Units, on February 23, 2000, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2000 to holders of record as of March 15, 2000. A total of 403,022 additional Preferred Units were issued. As of September 30, 2000, 8,463,459 Preferred Units are issued and outstanding.

11.    EARNINGS PER SHARE

Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders. Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be unit equivalents. The weighted average number of depositary units outstanding for basic earnings per share purposes for the three and nine months ended September 30, 2000 and 1999 were 46,098,284. The weighted average number of depositary units and equivalent units assumed outstanding for diluted earnings per share purposes were (i) for the three months ended September 30, 2000 and 1999 55,624,078 and 56,359,662, respectively, and (ii) for the nine months ended September 30, 2000 and 1999 56,247,699 and 55,831,750, respectively. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased by (i) 9,525,794 and 10,261,378 limited partnership units for the three months ended

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

September 30, 2000 and 1999, respectively, and (ii) 10,149,415 and 9,733,466 limited partnership units for the nine months ended September 30, 2000 and 1999, respectively, to reflect the effects of the conversion of Preferred Units.

For the three and nine months ended September 30, 2000 and 1999, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                      Three Months Ended       Nine Months Ended
                                      ------------------       -----------------
                                      9/30/00    9/30/99     9/30/00     9/30/99
                                      -------    -------     -------     -------
Basic:
  Earnings before property
    and securities transactions       $   .37    $   .30    $   1.00    $    .81
  Net gain from property
    and securities transactions             -        .08         .04         .74
                                      -------    -------     -------     -------
  Net earnings                        $   .37    $   .38    $   1.04    $   1.55
                                      =======    =======     =======     =======
Diluted:
  Earnings before property
    and securities transactions       $   .32    $   .26    $    .88    $    .72
  Net gain from property

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

    and securities transactions           .01        .07         .03         .62
                                      -------    -------     -------     -------
        Net earnings                  $   .33    $   .33    $    .91    $   1.34
                                      =======    =======     =======     =======

12.    COMPREHENSIVE INCOME

The Company follows SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended September 30, 2000 and 1999 is as follows (in $000's):

                                                                              2000                1999
                                                                              ----                ----
                                                                                               (Restated)
        Net income                                                        $    18,469        $     23,553
        Unrealized gains on securities
           available for sale                                                   3,037               1,558
                                                                            ---------          ----------
        Comprehensive income                                              $    21,506        $     25,111
                                                                            =========          ==========

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Comprehensive income for the nine months ended September 30, 2000 and 1999 is as follows (in $000's):

                                                                                2000              1999
                                                                                ----              ----
                                                                                               (Restated)
        Net income                                                        $    53,774        $     85,518
        Realized gains previously reported
          in partner's equity                                                       -             (16,058)
        Unrealized gains (losses) on securities
           available for sale                                                   1,738                (475)
                                                                            ---------          ----------
        Comprehensive income                                              $    55,512        $     68,985
                                                                            =========          ==========

13.    SEGMENT REPORTING

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

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

The revenues and net earnings for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2000 and 1999 (in $000's).

                                                                        Three Months Ended
                                                                        ------------------
                                                                 9/30/00                   9/30/99
                                                                 -------                   -------

                                                                                        (Restated)
Revenues:
Rental real estate                                           $    10,860               $    10,882
Hotel & resort operating properties                                7,984                     8,922
Hotel & casino operating properties                               31,623                    30,712

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Land, house and condominium sales                                 18,132                    21,894
Other investments                                                    979                       789
                                                              ----------                ----------

             Sub-total                                            69,578                    73,199

Reconciling items                                                  9,026    (1)              7,811  (1)
                                                                --------                 ---------

             Total revenues                                  $    78,604               $    81,010
                                                                 =======                   =======

(1) Primarily interest income on T-bills and other short-term investments and other income.

                                                                       Three Months Ended
                                                                       ------------------
                                                              9/30/00                    9/30/99
                                                              -------                    -------
                                                                                         (Restated)
Net earnings:
Segment earnings:
    Rental real estate                                       $     9,840               $    10,232
    Land, house and condominium development                        3,745                     5,741

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

    Hotel and resort operating properties                          2,287                     3,261
    Hotel and casino operating properties                          2,726                     2,102
    Other investments                                                979                       789
                                                                --------                  --------
      Total segment earnings                                      19,577                    22,125
    Other (expenses)/income net                                   (1,108)                    1,428
    General partner's share                                         (368)                   (4,995)
                                                                --------                  --------
      Net earnings-limited partner unitholders               $    18,101               $    18,558
                                                                ========                  ========

                                                                         Nine Months Ended
                                                                         -----------------
                                                                 9/30/00                   9/30/99
                                                                 -------                   -------
                                                                                          (Restated)
Revenues:
Rental real estate                                           $    32,612               $    32,392
Hotel & resort operating properties                               17,511                    17,033
Hotel & casino operating properties                               97,715                    94,398
Land, house and condominium sales                                 59,168                    55,675
Other investments                                                  4,957                     9,531
                                                              ----------                ----------

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

             Sub-total                                           211,963                   209,029

Reconciling items                                                 24,323    (1)             16,817  (1)
                                                              ----------                ----------

             Total revenues                                  $   236,286               $   225,846
                                                              ==========                ==========

(1) Primarily interest income on T-bills and other short-term investments and other income.

                                                                       Nine Months Ended
                                                                       -----------------
                                                              9/30/00                      9/30/99
                                                              -------                      -------
                                                                                         (Restated)
Net earnings:
Segment earnings:
    Rental real estate                                     $      29,515               $    30,220
    Land, house and condominium development                       14,081                    13,161
    Hotel and resort operating properties                          2,553                     4,588
    Hotel and casino operating properties                          9,996                     8,625
    Other investments                                              4,957                     9,531
                                                             -----------                 ---------
      Total segment earnings                                      61,102                    66,125

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

    Other expenses, net                                           (7,328)                   (9,197)
    Gain on sale of marketable equity securities                       -                    28,590
    General partner's share                                       (2,501)                  (10,876)
                                                             -----------                 ---------

      Net earnings-limited partner unitholders              $     51,273               $    74,642
                                                             ===========                 =========

14.    SUBSEQUENT EVENTS

On October 12, 2000 the Company sold its limited partnership interests in the High Equity Partners Series 85, 86 and 88 limited partnerships to an unaffiliated third party. The selling price was $7,500,000. A gain of approximately $3,380,000 will be recognized in the fourth quarter.

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

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

GENERAL

The Company believes that it will benefit from the diversification of its portfolio of assets. In selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. The Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming industry, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. As discussed elsewhere herein, the Company has made investments in the gaming industry, and may consider

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

additional gaming industry investments and investments related to the entertainment industry including interests in additional casino properties and those in the entertainment field such as movie theater interests and the financing and investment in the movie production and distribution industry. Such investments may include acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to the Company. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio. Historically, substantially all of the Company's real estate assets have been net leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore the Company is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

By the end of the year 2003, net leases representing approximately 14.0% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2005, net leases representing approximately 32% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

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

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999
Gross revenues decreased by $2,406,000, or 3.0%, during the three months ended September 30, 2000 as compared to the same period in 1999. This decrease reflects decreases of $3,762,000 in land, house and condominium sales, $938,000 in hotel and resort operating income and $620,000 in financing lease income partially offset by increases of $1,235,000 in interest income on treasury bills and other investments, $911,000 in Stratosphere Corporation hotel and casino operating income, $598,000 in rental income and $170,000 in dividend and other income. The decrease in land, house and condominium sales is primarily due to differences in the size and number of transactions. The decrease in hotel and resort operating income is primarily attributable

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

to the New Seabury resort. The increase in interest income on treasury bills and other investments is primarily attributable to an increase in short-term investments and an increase in interest rates. The increase in Stratosphere Corporation hotel and casino operating income is primarily attributable to gaming operations.

Expenses decreased by $1,502,000, or 2.5%, during the three months ended September 30, 2000 as compared to the same period in 1999. This decrease reflects decreases of $1,766,000 in the cost of land, house and condominium sales, $416,000 in interest expense and $273,000 in general and administrative expenses partially offset by increases of $370,000 in rental property expenses $287,000 in Stratosphere Corporation hotel and casino operating expenses, $260,000 in depreciation and amortization and $36,000 in hotel and resort operating expenses. The decrease in cost of land, house and condominium sales is due to differences in the size and number of transactions. The decrease in interest expense is primarily attributable to decreased interest due affiliates in connection with repurchase obligations. The increase in rental property expenses is primarily attributable to newly acquired and off-lease properties. The increase in Stratosphere Corporation hotel and casino operating expenses is primarily attributable to gaming operations.

Earnings before property transactions and minority interest in subsidiary decreased during the three months ended September 30, 2000 by $904,000 as compared to the same period in 1999.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Gain on property transactions decreased by $4,545,000 during the three months ended September 30, 2000 as compared to the same period in 1999 due to differences in the size and number of transactions.

During the three months ended September 30, 2000, the Company recorded a provision for loss on real estate of $259,000 as compared to $1,137,000 in the same period in 1999.

Minority interest in the net earnings of Stratosphere Corporation increased by $513,000 during the three months ended September 30, 2000 as compared to the same period in 1999.

Net earnings for the three months ended September 30, 2000 decreased by $5,084,000 as compared to the three months ended September 30, 1999 primarily due to the decrease in gain on property transactions and decrease in earnings before property transactions and minority interest in subsidiary.

Diluted earnings per weighted average limited partnership unit outstanding before property transactions were $.32 in the three months ended September 30, 2000 compared to $.26 in the comparable period of 1999, and net gain from property and securities transactions was $.01 in the three months ended September 30, 2000 compared to $.07 in the comparable period of 1999. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.33 in the three months ended September 30, 2000 compared to $.33 in the comparable period of 1999.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999
Gross revenues increased by $10,440,000, or 4.6%, during the nine months ended September 30, 2000 as compared to the same period in 1999. This increase reflects increases of $8,206,000 in interest income on treasury bills and other investments, $3,493,000 in land, house and condominium sales, $3,317,000 in Stratosphere Corporation hotel and casino operating income, $2,075,000 in rental income, and $478,000 in hotel and resort operating income, partially offset by decreases of $5,274,000 in dividend and other income and $1,855,000 in financing lease income. The increase in interest income on treasury bills and other investments is primarily attributable to an increase in short-term investments as well as an increase in interest rates. The increase in land, house and condominium sales is primarily due to differences in the size and number of transactions. The increase in Stratosphere Corporation hotel and casino operating income is primarily attributable to gaming operations. The increase in rental income is primarily attributable to newly acquired properties. The decrease in dividend and other income is primarily due to the disposition of the RJR common stock in June of 1999.

Expenses increased by $8,274,000, or 4.8%, during the nine months ended September 30, 2000 as compared to the same period in 1999. This increase reflects increases of $2,573,000 in the cost of land, house and condominium sales, $2,513,000 in hotel and resort operating expenses, $1,946,000 in Stratosphere Corporation

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

hotel and casino operating expenses, $1,650,000 in Bayswater acquisition costs, $925,000 in rental property expenses, $694,000 in depreciation and amortization and $32,000 in general and administrative expenses partially offset by a decrease of $2,059,000 in interest expense. The increase in the cost of land, house and condominium sales is due to the differences in size and number of transactions. The increase in hotel and resort operating expenses is primarily attributable to the Bayswater and New Seabury resort operations. The increase in Stratosphere Corporation hotel and casino operating expenses is primarily due to gaming operations. The increase in rental property expenses is primarily attributable to newly acquired and off-lease properties. The decrease in interest expense is primarily due to decreased interest due affiliates in connection with repurchase obligations.

Earnings before property and securities transactions and minority interest in subsidiary increased during the nine months ended September 30, 2000 by $2,166,000 as compared to the same period in 1999.

Gain on property transactions decreased by $5,294,000 during the nine months ended September 30, 2000 as compared to the same period in 1999 due to differences in the size and number of transactions.

During the nine months ended September 30, 2000, the Company recorded a provision for loss on real estate of $491,000 as compared to $1,364,000 in the same period in 1999.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

In the nine months ended September 30, 1999, the Company recorded a non-recurring gain on sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 2000.

Minority interest in the net earnings of Stratosphere Corporation increased by $899,000 during the nine months ended September 30, 2000 as compared to the same period in 1999.

Net earnings for the nine months ended September 30, 2000 decreased by $31,744,000 as compared to the nine months ended September 30, 1999 primarily due to the non-recurring gain on the sale of the Company's RJR common stock in 1999 and the decrease in gain on property transactions partially offset by increased earnings before property and securities transactions and minority interest in subsidiary.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.88 in the nine months ended September 30, 2000 compared to $.72 in the comparable period of 1999, and net gain from property and securities transactions was $.03 in the nine months ended September 30, 2000 compared to $.62 in the comparable period of 1999. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.91 in the nine months ended September 30, 2000 compared to $1.34 in the comparable period of 1999.

CAPITAL RESOURCES AND LIQUIDITY

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

In 2000, thirty-nine leases covering thirty nine properties and representing approximately $5.7 million in annual rentals are scheduled to expire. Twenty-nine of these leases originally representing approximately $3.7 million in annual rental income have been or will be re-let or renewed for approximately $3.7 million in annual rentals. Such renewals are generally for a term of five years. Seven properties, with an approximate annual rental income of $.6 million have not been renewed and will be marketed for sale or lease when the current lease terms expire. Three properties whose annual rentals were $1.4 million have been sold.

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

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

During the nine months ended September 30, 2000, the Company generated approximately $36.7 million in cash flow from day-to-day operations which excludes approximately $29 million in cash flow from the operations of Bayswater and Stratosphere which are being retained for their operations and excludes approximately $6.1 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

Capital expenditures for real estate were approximately $3.9 million during the nine months ended September 30, 2000.

In 2000, the Company had approximately $3.2 million of maturing debt obligations, which it repaid in the second quarter 2000, and repaid a higher interest rate mortgage in the third quarter of approximately $4.1 million secured by a property formerly tenanted by Grand Union Company. The Company may seek to refinance a portion of these maturing mortgages, although it does not expect to refinance all of them, and may repay them from cash flow and increase reserves from time to time, thereby reducing cash flow otherwise available for other uses.

During the nine months ended September 30, 2000, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $25.5 million which was added to the Company's operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company's operating cash reserves are approximately $134 million at September 30, 2000 (not including the cash

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capital expenditures and certain contingencies.

Sales proceeds from the sale or disposal of portfolio properties totalled approximately $11.8 million in the nine months ended September 30, 2000. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

In March, 2000 the Company transferred its interests in the Sands and Claridge to an affiliate of the General Partner and received approximately $40.5 million therefor, however, as noted above, the transfer is subject to the Company's right and obligation to repurchase such interests (at the same price, increased by advances, decreased by distributions or interest payments received), upon obtaining the proper gaming license in New Jersey. At September 2000, affiliates of the General Partner paid $65 million for a 46% equity interest in the Sands. The Company's pro rata share of this advance is $32.5 million, representing an equity interest of approximately 23% in the Sands, which the Company will be required to pay when it receives its gaming license and reacquires its interest in the Sands.

In March, 2000, the Company acquired the assets of Bayswater and all of the ownership interests of its affiliated entities for approximately $84.35 million. In addition the Company purchased a multi-tenant office building for approximately $27.5 million.

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Also in March, 2000, the Company acquired approximately an additional 2% interest in Stratosphere from affiliates of the General Partner for approximately $2 million, thereby providing the Company with an aggregate interest in Stratosphere of approximately 51%. In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by the Company. The Company, subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned. Stratosphere will invest up to $100 million for expansion of its hotel and casino facility, related amenities and the purchase of the leasehold interest in the shopping center located on the premises. Stratosphere estimates that this expansion is expected to be completed by the latter part of 2001. As of September 30, 2000, the Company has advanced Stratosphere $7 million and subsequently advanced an additional $17.3 million.

The Company anticipates that golf course and clubhouse improvements in New Seabury, Massachusetts will require the expenditure by the Company of an aggregate of approximately $12 million in years 2000 and 2001.

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

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Pursuant to the 1997 Offering, which closed in September 1997, the Company raised approximately $267 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio.

The Company's cash and cash equivalents and investment in treasury bills increased by $15.3 million during the nine months ended September 30, 2000, primarily due to the transfer of the Claridge and Sands interests ($40.5 million), net cash flow from operations ($25.5), net cash flow from Bayswater and Stratosphere operations ($29 million), mortgage proceeds ($19.6 million), sales proceeds from the disposition of real estate ($11.8 million), and miscellaneous other items ($.6 million) partially offset by the acquisition of Bayswater's net assets ($84.4 million), and one property acquisition ($27.3 million).

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

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

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

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000

Response to this item is included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

PART II.      Other information

ITEM 1.       LEGAL PROCEEDINGS

As previously reported by the Company in its annual report on Form 10-K for the year ended December 31, 1999, on November 18, 1998, Ruth Ellen Miller filed a Class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kingsley, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC). On September 21, 2000, Ruth Ellen Miller, Charles and Lydia Hoffman, and Joy Lazarus, claiming as plaintiffs on behalf of themselves and all others similarly situated, filed an amended complaint (the "Complaint") and a motion for class certification and have sought to make service of the Complaint on the defendants. Management believes that the plaintiffs' claims are without merit and intends to vigorously defend against them.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q - SEPT. 30, 2000


(a)           Financial Data Schedule is attached hereto as Exhibit EX-27

              EXHIBIT INDEX

              Exhibit               Description
              EX-27                 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
                                   AMERICAN REAL ESTATE PARTNERS, L.P.
                                   By: American Property Investors, Inc.
                                       General Partner


                                       /s/ John P. Saldarell
                                       --------------------------------
                                       John P. Saldarelli
                                       Treasurer
                                       Chief Financial Officer
                                       and Principal Accounting Officer


Date: November 14, 2000