Form 10-K405
period 2000-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2001-04-02
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------

                          Commission File Number 1-9516

                       AMERICAN REAL ESTATE PARTNERS, L.P.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                           13-3398766
      --------                                        -------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

100 South Bedford Road, Mt. Kisco, New York                10549
-------------------------------------------           ----------
(Address of principal executive offices)              (Zip Code)

                                 (914) 242-7700
                                 --------------
                 (AREP's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
      Title of each class                          on which registered
      -------------------                       ----------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price of Depositary Units on March 5, 2001, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $64,078,599.

Based upon the closing price of Preferred Units on March 2, 2001, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $8,497,366.

Number of Depositary Units outstanding as of March 5, 2001: 46,098,284 Number of Preferred Units outstanding as of March 5, 2001: 8,463,459

                                     PART I

Item 1.     Business.

Introduction

      American Real Estate Partners, L.P. ("AREP" or the "Company") was formed in Delaware on February 17, 1987. Pursuant to an exchange offer (the "Exchange Offer") which was consummated on July 1, 1987, AREP acquired the real estate and other assets, subject to the liabilities, of thirteen limited partnerships (the "Predecessor Partnerships"). The Predecessor Partnerships acquired such assets between 1972 and 1985. A registration statement on Form S-4 relating to the Exchange Offer (Registration No. 33-13943) was filed with the Securities and Exchange Commission (the "SEC") and declared effective May 18, 1987.

      AREP's general partner is American Property Investors, Inc. (the "General Partner"), a Delaware corporation, which is wholly owned by Carl C. Icahn ("Icahn"). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the "Subsidiary" or "AREH"), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires. As of March 5, 2001, affiliates of Icahn owned 39,409,836 units representing limited partner interests (the "Depositary Units"), representing approximately 85.5% of the outstanding Depositary Units, and 7,322,873 cumulative pay in kind redeemable preferred units representing limited partner interests (the "Preferred Units"), representing approximately 86.5% of the outstanding Preferred Units. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

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


General Description of Business

      The Company and its consolidated subsidiaries are engaged in, among other things described elsewhere herein, rental real estate operations, hotel, casino and resort operations, land, house and condominium development and investment in securities, including investment in other real estate entities and marketable equity and debt securities. As described herein, the Company continues to focus on real estate related investments and investments the Company makes in securities will be made in such a manner that the Company will not be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "1940 Act").

      AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. Such acquisitions may be accomplished by purchasing assets outright or by acquiring securities of entities which hold significant real estate related assets. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Most of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants. As of March 5, 2001, AREP owned 158 separate real estate assets primarily consisting of fee and leasehold interests in 31 states. For additional information, see Item 2 - "Properties."

      For each of the years ended December 31, 2000, 1999, and 1998, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 2000, 1999 and 1998, Portland General Electric Company ("PGEC") occupied a property (the "PGEC Property") which represented more than 10% of the carrying value of AREP's total real estate assets. See Item 2 -- "Properties."

      AREP believes that it will benefit from the diversification of its portfolio of assets. By the end of the year 2003, net leases representing approximately 14% of AREP's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2005, net leases representing approximately 32% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single corporate tenants, it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the future.

      AREP's primary investment strategy in recent periods has been to seek to acquire undervalued assets including residential development projects, land parcels for future residential and commercial development, commercial properties, assets in the gaming and entertainment industries, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts, debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements.

      In addition to holding real property, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of assets under development, as well as experienced personnel. In March, 2000, AREP acquired the assets of Bayswater Realty & Capital Corp. and all of the ownership interests of its affiliated entities (collectively, "Bayswater") from Icahn. Bayswater and its personnel have focused primarily on residential land development and the construction and sale of single-family homes. Through the acquisition of Bayswater, AREP acquired Bayswater's interests in ten residential subdivisions in New York and Florida (two of which have subsequently been sold).

      As described herein, AREP has made investments in the gaming industry, and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests and the financing of, and investment in, the movie production and distribution industries. With respect to gaming and entertainment industry investments, AREP believes that there may be synergies between production companies for movies and live entertainment and supplying entertainment content to hotels and casinos. Such investments may be made in the form of acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to AREP.

      As described below, AREP intends to purchase all of the remaining interests in the Stratosphere Tower, Casino and Hotel in Las Vegas, Nevada ("Stratosphere") that it does not currently own, including the interests owned by affiliates of Icahn, for approximately $44.3 million. In that regard, Stratosphere's Board of Directors approved the transaction and AREP expects to complete the transaction in the third quarter of 2001. AREP is currently providing construction and related financing to Stratosphere, which is in the process of expanding and improving its hotel and casino and related amenities, under a short-term financing arrangement that provides for up to $100 million in advances. Such advances are currently evidenced by demand notes which, as described below, are to be converted to short-term secured loans under two secured credit facilities.

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


Partnership Distributions

      On April 2, 2001, AREP announced that no distributions on its Depositary Units are expected to be made in 2001. No distributions were made in 2000, 1999 or 1998. In making its announcement, AREP noted that it intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and the creation of cash reserves for contingencies facing AREP, including environmental matters and scheduled lease expirations. By the end of the year 2003, net leases representing approximately 14% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2005, 32% of such rentals will be due for renewal. In making its decision, AREP also considered the number of properties that are leased to retail tenants (approximately 30% of AREP's net annual rentals from its portfolio), some of which are experiencing cash flow difficulties and restructuring. Further, AREP noted that the types of investments AREP is pursuing, including assets that may not be readily financeable and may not generate immediate positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition those assets. AREP believes that it should continue to hold and invest, rather than distribute, cash. See Item 5 - "Market for AREP's Common Equity and Related Security Holder Matters - Distributions" and Item 7 - "Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity."

      On March 31, 2000, AREP distributed to holders of record of its Preferred Units as of March 15, 2000 403,022 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 23, 2001, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable April 2, 2001 to holders of record as of March 15, 2001.

      The Preferred Units are subject to redemption at the option of AREP on any payment date, and the Preferred Units must be redeemed by AREP on or before March 31, 2010. The redemption price is payable, at the option of AREP, either all in cash or by the issuance of Depositary Units, in either case, in an amount equal to the liquidation preference of the Preferred Units plus any accrued but unpaid distributions thereon.

      Real Estate Investments

      As mentioned above, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, management believes that there are still opportunities available to acquire investments that are undervalued. This may include commercial properties, residential and commercial development projects, land parcels for future residential and commercial development, non-performing loans and the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by Real Estate Investment Trusts ("REITs"), and debt or equity securities of companies which may be undergoing restructuring and underperforming properties that may require active asset management and significant capital improvements. Management believes that, in the current market, investments requiring some degree of active management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. In order to further these investment objectives, AREP may consider the acquisition, or seek the effective control, of land development companies and other real estate operating companies that may have a significant inventory of assets under development, as well as experienced personnel. This may enhance AREP's ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities. Such acquisitions may include those from affiliates of the General Partner, provided the terms thereof are fair and reasonable and are approved by the Audit Committee of the Board of Directors of the General Partner, which is comprised of the General Partner's independent directors (the "Audit Committee").

      As mentioned previously, in March 2000, AREP acquired Bayswater from Icahn for approximately $84.35 million. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family homes, multi-family homes and residential lots in subdivisions and in planned communities. Bayswater is being operated as a subsidiary of AREP. Bayswater is currently developing ten residential subdivisions in New York and Florida. In New York, Bayswater has four residential subdivisions under development with approximately 80 units remaining to be constructed and sold. Bayswater also has two subdivisions in New York that are in the approval process, one for 50 townhouse units and the other for 35 single family homes. In Naples, Florida, Bayswater owns three properties comprising land zoned for 417 residential condominium units. Bayswater also owns a golf course community in San Antonio, Florida which includes a 27-hole golf course, approximately seven acres of commercially zoned land and land that is zoned for 999 residential lots. These lots are subject to a purchase agreement with a local builder who also has an interest in the golf course. AREP's land, home and condominium sales accounted for more than 10% of AREP's gross revenues in 2000.

      Other real estate investment opportunities AREP may pursue include entering into joint venture arrangements or providing financing to developers for the purpose of developing single-family homes, luxury garden apartments or commercial properties. Such financing may provide for a contractual rate of interest to be paid as well as providing for a participation in the profits of the development and/or an equity participation. Additionally, AREP will seek to acquire underperforming properties through outright purchase or the purchase of the debt or securities of such entities. For example, AREP may elect to establish an ownership position by first acquiring debt secured by targeted assets and then negotiate for the ownership or effective control of some or all of the underlying equity in such assets. AREP may also seek to establish a favorable economic and negotiating position through the acquisition of other rights or interests that provide it with leverage in negotiating the acquisition of targeted assets. AREP will also seek to acquire assets that are not in financial distress but due to the particular circumstances of their ownership, use or location, present substantial opportunities for development or long-term growth. AREP may also consider acquiring additional net-leased properties at appropriate yields or to effectuate tax-free exchanges.

      AREP has invested and expects to continue to invest in undeveloped land and development properties in addition to the Bayswater assets. In particular, AREP, expects to continue to pursue this year, with Bayswater personnel, the approval and development of its residential site in New Seabury, Massachusetts. The New Seabury site is comprised of two golf courses, other recreational facilities, condominium and time share units and land for future residential development. In 2000, AREP paid approximately $5.7 million for golf course and clubhouse improvements at the New Seabury site and anticipates that it will require the expenditure by AREP of approximately an additional $10 million during 2001. Undeveloped land and development properties involve more risk than properties on which development has been completed. Undeveloped land and development properties do not generate any operating revenue, while costs are incurred to develop the properties. In addition, undeveloped land and development properties incur expenditures prior to completion, including property taxes and development costs. Also, construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond the control of AREP could occur. AREP will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets. Accordingly, the greater the length of time it takes to develop or dispose of these properties, or such parcels, the greater will be the costs incurred by AREP without the benefit of income from these properties, which may adversely affect the ability of AREP to successfully develop such properties. Furthermore, the ultimate disposition price of these properties may be less than the costs incurred by AREP with respect thereto.

      In addition, AREP has made investments in assets related to the gaming industry and will consider additional investment opportunities in the gaming industry and investments in the entertainment industry. See Item 1 - Recent Acquisitions - Investment in Mortgages and Notes Receivable for a discussion of AREP's investments in the Sands Hotel and Casino (the "Sands") and the Claridge Hotel and Casino (the "Claridge"). As described previously, AREP, the General Partner, and the directors and officers of the General Partner obtained licenses from the Nevada Gaming Authority and are currently in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. Investments in the gaming and entertainment industries involve significant risks, including those relating to competitive pressures and political and regulatory considerations. In recent years, there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns. As new openings and expansion projects have been completed, supply has grown more quickly than demand in some areas, and competition has increased. Likewise, an increase in supply often leads to increases in complimentary and promotional expenses in the industry. AREP believes that these market conditions will lead some gaming and entertainment properties to become available for restructuring or purchase and will create potential investments for opportunistic buyers such as AREP, and AREP intends to pursue such additional investments in the gaming and entertainment industries.

      While the increase in supply and competition in the gaming industry may provide additional investment opportunities for investors such as AREP, such investments may require additional capital expenditures and restructurings and there can be no assurance that such investments will not be adversely affected by such pressures or prove to be successful. Furthermore, federal, state and local jurisdictions from time to time consider legislation regarding the gaming industry which could adversely impact gaming operations. AREP believes, however, that investments in the gaming industry provide AREP with opportunities for long term appreciation.

      In March 2000 AREP acquired approximately an additional 2% interest in Stratosphere from affiliates of the General Partner for approximately $2 million (giving AREP an aggregate interest in Stratosphere of approximately 51%). Stratosphere operates, among other things, a hotel with 1,444 rooms and suites, a 97,000 square foot casino featuring approximately 1,559 slot machines, 45 table games, a race and sports book, a keno lounge, a 160,000 square foot second level containing a retail center of approximately 46 shops and a 650-seat Broadway Showroom, a 120 seat entertainment lounge and parking for approximately 4,000 cars. Stratosphere opened for business in April 1996 and restructured under the United States Bankruptcy Code in 1998. The ownership and operation of Stratosphere are subject to the Nevada Gaming Control Act and regulations promulgated thereunder, various local ordinances and regulations, and are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various other county and city regulatory agencies, including the City of Las Vegas. Stratosphere's revenues and expenses primarily consist of casino, hotel, food and beverage, tower and retail revenues and expenses. Stratosphere accounted for more than 10% of AREP's consolidated gross revenues in 2000.

      In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by AREP and affiliates of Icahn. Pursuant to the proposal, AREP would purchase all of the remaining interests in Stratosphere that it does not currently own from affiliates of Icahn and Stratosphere's public shareholders for approximately $44.3 million. Under the terms of the proposal, subject to certain conditions, AREP will pay $44.33 per share to affiliates of Icahn, and $45.32 per share to shareholders unaffiliated with Icahn. This transaction is expected to be completed in the third quarter of 2001. In addition, AREP has provided, and expects to continue to provide in the future, short-term financing to Stratosphere for, among other things, the construction of approximately an additional 1,000 rooms to the hotel, related amenities and improvements, and its purchase of the retail operations at Stratosphere ("Strato-Retail") from affiliates of Simon Properties, which purchase was completed in the fourth quarter of 2000. Under the terms of such short-term financing arrangement, AREP has agreed to advance up to $100 million to Stratosphere. As of March 5, 2001, the aggregate principal amount outstanding under such financing arrangement was approximately $50 million. Advances under the arrangement are currently evidenced by unsecured demand notes which bear interest at a rate of 9.5% per annum. In consideration for, among other things, a 1% commitment fee, AREP has agreed to convert such notes and its commitment to make future advances to Stratosphere into two secured credit facilities. Under one facility, approximately $12.5 million principal amount of such notes, the amount advanced to fund Stratosphere's purchase of Strato-Retail, will be converted to a twelve month secured loan bearing interest at 3.5% per annum over the London Interbank Offered Rate ("LIBOR") with an extension option. Under the other facility (the "Construction Facility"), the balance of such notes will be converted to a secured loan bearing interest at 3% per annum over LIBOR and maturing on March 31, 2002. AREP's commitment to make future advances will be a part of the Construction Facility. Stratosphere expects the construction to be completed later this year.

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


Recent Acquisitions

      Investment in Mortgages and Notes Receivable

      In 1998 and 1999, AREP acquired an interest in the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey by purchasing the principal amount of $31.4 million of First Mortgage Notes issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such Notes was approximately $25.3 million. An affiliate of the General Partner also made an investment in Notes of GB Property. A total of $185 million of such Notes were issued. Greate Bay owns and operates the Sands, a destination resort complex located in Atlantic City, New Jersey. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code to restructure Greate Bay's long term debt.

      Furthermore, in 1998 and 1999, AREP acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $16.7 million of First Mortgage Notes ("Claridge Notes") of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The Claridge Corporation through its wholly-owned subsidiary, the Claridge at Park Place, Incorporated, operates the Claridge Hotel, a destination resort complex located in Atlantic City, New Jersey. The purchase price of such Notes was approximately $15.1 million. A total of $85 million of such Notes were issued. An affiliate of the General Partner also made an investment in the Notes of the Claridge Corporation. In August 1999, the Claridge Corporation announced that it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy code to facilitate a financial restructuring.

      AREP, the General Partner, and the directors and officers of the General Partner are in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. In an effort to facilitate the consummation of the reorganization process of Greate Bay and the Claridge Hotel, AREP entered into a separate agreement to transfer its interests in such entities to an affiliate of the General Partner at a price equal to AREP's cost for the applicable Notes. In March 2000, AREP transferred such interests to an affiliate of the General Partner and received approximately $40.5 million therefor, however, the affiliate of the General Partner is obligated to sell back to AREP, and AREP is obligated to repurchase its interest in Greate Bay or the Claridge Hotel (subject to the disclosures below), as the case may be, at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by AREP, as was done in the case of the Stratosphere in Nevada. AREP will also acquire its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or been obtained in connection with the Greate Bay and Claridge Hotel interests while held by the affiliate of the General Partner. Subsequent to the transfer of interests in connection with AREP's licensing, pursuant to the prior agreement, the affiliate of the General Partner purchased approximately $1,709,000 face value of additional Claridge Notes for approximately $942,000 on AREP's behalf.

      Regarding the Sands, subsequent to such transfer of interests, in July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of Icahn which provides for an additional investment of $65 million by the Icahn affiliates in exchange for a 46% equity interest, with bondholders (which also include Icahn affiliates) to receive $110 million in new notes and a 54% ownership position. The plan, which became effective September 29, 2000, provides the Icahn affiliates with a controlling interest. Regarding the Claridge, in February 2001, GB Holdings, Inc. ("GB Holdings"), the parent company of the Sands, announced that it would not pursue the purchase of the Claridge. Also in February 2001, the Icahn affiliates sold their entire Claridge portfolio (including AREP's interests therein), $37.1 million face amount of Claridge Notes, for the following additional interests in the Sands: (i) 779,861 common shares of GB Holdings and (ii) $15.96 million face amount of GB Property First Mortgage Notes, plus $21.56 million in cash. As a result, affiliates of the General Partner are, in effect, holding on behalf of AREP (x) approximately
3.6 million common shares of GB Holdings (representing approximately 36% of the common shares outstanding) and (y) $26.9 million face amount of GB Property First Mortgage Notes, to which AREP will become entitled and obligated to purchase for approximately $70 million when it is fully licensed. AREP no longer has any interests in the Claridge.

      See Item 1 - "Investment Opportunities and Strategies - Real Estate Investments," above, for a discussion of certain considerations relating to the gaming industry.

      In 1998 and 1999, AREP purchased approximately $88.4 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. (collectively, "Philips") for approximately $39.6 million. In addition, an affiliate of Icahn purchased approximately $275 million of senior debt of Philips and also owns common shares of Philips. Philips, which is Canadian-based, is an integrated metals recovery and industrial services company. In June 1999, Philips filed a voluntary application to reorganize under the Companies' Creditors Arrangement Act with the Ontario Superior Court of Justice in Toronto, Canada and voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. On April 7, 2000, Phillips Services Corporation ("PSC"), the newly restructured company incorporated in Delaware, emerged from Chapter 11 of the U.S. Bankruptcy Code and the Companies Creditors' Arrangement Act in Canada. As a result of the reorganization, AREP received approximately 1.8 million common shares of PSC, approximately $15.9 million in secured term debt, $8.3 million in secured convertible payment-in-kind debt and approximately $5.1 million in cash.

      On November 30, 2000, AREP entered into a mezzanine loan agreement to fund $23 million in two tranches to Beekman Mezzanine LLC. The funds are to be used for certain initial development costs associated with a 65 unit condominium property located in New York City. The first tranche of $10 million was funded on November 30, 2000 and provides for interest accruing at a rate of 25% per annum, with principal and interest due at maturity, May 29, 2003. On November 30, 2000, approximately $3.7 million of the second tranche of the loan was funded. The balance of approximately $9.3 million is expected to be funded in installments during 2001. The second tranche provides for interest accruing at a rate of 21.5% per annum with principal and interest due at maturity, November 29, 2002. The loans may be prepaid at any time from the proceeds of unit sales after the satisfaction of approximately $45 million of senior debt.

      Real Estate Acquisitions

      As described above, in March, 2000, AREP acquired Bayswater and its ten residential subdivisions under development in New York and Florida (two of which have subsequently been sold), and in September, 2000, the Board of Directors of Stratosphere accepted an offer from AREP and affiliates of the General Partner pursuant to which AREP will acquire all of the remaining interests in Stratosphere that it does not currently own.

      In March, 2000, AREP acquired The Atrium Building, a five-story office building in Alexandria, Virginia, for approximately $27.5 million. The building, which recently completed a major restoration, includes a two-level underground parking garage and has approximately 140,000 square feet of rentable space.

      In March, 2000, AREP entered into a lease cancellation and termination agreement with the Grand Union Company, a tenant in a Mt. Kisco, New York distribution center owned by AREP. In accordance with the agreement, AREP paid $1.5 million to the tenant to cancel the lease, which had an annual rental of approximately $900,000, and obtained control of the property.


Financing Activities

      During 2000, AREP had approximately $3.2 million in maturing balloon mortgage due, which was repaid, and AREP paid off a higher interest rate mortgage of approximately $4.1 million. Approximately $1,770,000 and $940,000 of additional balloon payments are due during 2001 and 2002, respectively. AREP may seek to refinance a portion of these maturing mortgages or may repay them from cash flow and reserves created from time to time, thereby reducing cash flow otherwise available for other uses.

      In August, 2000, AREP obtained financing of its Atrium Building in Alexandria, Virginia for $19.6 million at an interest rate of 8.43% per annum. Monthly payments of approximately $157,000 are required based on a 25-year amortization schedule with the loan balance due on September 1, 2012.

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


Leasing Activities

      In 2000, thirty-nine leases covering thirty-nine properties and representing approximately $5.7 million in annual rentals expired. Twenty-nine of these leases originally representing approximately $3.7 million in annual rental income were re-let or renewed for approximately $3.7 million in annual rentals. Such renewals are generally for a term of five years. Ten properties with annual rental income of approximately $2 million were not renewed, five of which have been sold, and five of which are currently being marketed for sale or lease.

      In 2001, ten leases covering ten properties and representing approximately $1.0 million in annual rentals are scheduled to expire. Two of these leases, originally representing approximately $512,000 in annual rental income, have been renewed for approximately $280,000 in annual rentals. Such renewals are generally for a term of five years. The status of eight properties, with an approximate annual rental income of $498,000 is unknown at this time.

      By the end of the year 2003, net leases representing approximately 14% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2005, net leases representing approximately 32% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase the property. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. In addition, net leases representing approximately 30% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, many of which are currently experiencing cash flow difficulties and a number of which are in bankruptcy. As a result, operating expenses may be incurred with respect to the properties underlying any such leases rejected in bankruptcy and those expenses, coupled with the effects of a downturn in the retail markets, could have an adverse impact on AREP's net cash flow.


Bankruptcies and Defaults

      AREP is aware that 16 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects, at least in the near term, to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 16 present and former tenants involved in bankruptcy proceedings or reorganization, 12 have rejected their leases, affecting 31 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses).

      On April 7, 2000, Skyway Freight Systems ("Skyway"), a tenant in a multi-tenanted industrial complex located in Hebron, Kentucky owned by AREP, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Skyway's annual rental is approximately $774,000. On August 12, 2000, the tenant rejected the lease pursuant to an order of the Bankruptcy Court. AREP has re-let the space, effective December 15, 2000, for approximately $650,000 per annum.

      In October, 2000, Grand Union Company, a tenant leasing four properties owned by AREP, filed for Chapter 11 Bankruptcy protection. The annual rental for these four properties is approximately $395,000. The tenant is current in its rental obligations and has not yet exercised its right to affirm or reject the leases. At December 31, 2000, the carrying value of these four properties was approximately $2,773,000.

      In December 2000, Bradlees, a tenant leasing two properties owned by AREP, filed a voluntary petition for reorganization pursuant to the provisions of Chapter 11 of the Bankruptcy Code. The annual rentals for these two properties is approximately $550,000. The tenant is current in its rental obligations. The tenant has not yet exercised its right to affirm or reject the leases. At December 31, 2000, the carrying value of these two properties was approximately $2,425,000.

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

      Most of AREP's properties continue to be net-leased to single corporate tenants, and AREP believes these tenants would be responsible for any environmental conditions existing on the properties they lease. Normally, therefore, such conditions should not have a material adverse effect on the financial statements or competitive position of AREP. Many of the properties acquired by AREP in connection with the Exchange Offer were not subjected to any type of environmental site assessment at the time of the acquisition. Consequently, AREP undertook to have Phase I Environmental Site Assessments completed on most of its properties. AREP believes that under the terms of its net leases with its tenants, the costs of any environmental problems would be the responsibility of such tenants. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that AREP will not be deemed to be a responsible party or that the tenant will bear the cost of remediation. Also as AREP acquires more operating properties, its exposure to environmental cleanup costs may increase.

      The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. AREP has notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to approximately $2-3 million. However, as no Phase II Environmental Site Investigations have been conducted by AREP, there can be no accurate estimation of the need for or extent of any required remediation. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately 42 updates are expected to be completed in 2001 with another 37 scheduled for the year 2002.

      In addition to conducting such Phase I Environmental Site Assessments, AREP has developed a site inspection program. This program is being conducted by two AREP employees (both of which are experienced construction managers and registered architects) who visit AREP's properties and visually inspect the premises to assess the physical condition of the properties in an effort to determine whether there are any obvious indications of environmental conditions which would potentially expose AREP to liability and to ensure that the physical condition of the property is being maintained properly. There is no assurance, however, that this program will in fact minimize any potential environmental or other cost exposure to AREP.

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


Employees

      AREP and its consolidated subsidiaries have approximately 2,600 full and part-time employees, which number of employees fluctuates due to the seasonal nature of certain of its businesses. Most of these employees are employed by AREP's consolidated subsidiaries including Stratosphere. Approximately 1,000 employees of Stratosphere are covered by a collective bargaining agreement.

      Nineteen people, including two who are officers of the General Partner, presently perform services for AREP on a full-time basis. These people perform administrative services for AREP, including accounting, legal, financial, investor services and secretarial, as well as real estate and management and other services. Management believes it currently has sufficient staffing to operate effectively the day-to-day business of AREP. Twenty-five people are employed by Bayswater who perform real estate development, construction, sales and supervisory and administrative functions. Also, a third officer of the General Partner devotes a substantial portion of his time to the AREP and Bayswater businesses.


Competition

      Competition in leasing and buying and selling remains strong. As previously discussed, many of AREP's tenants have rights to renew at prior rental rates. AREP's experience is that tenants will renew below market leases and permit leases that are less marketable or at above market rents to expire, making it difficult for AREP to re-let or sell on favorable terms properties vacated by tenants. The real estate market continues to be weak in certain areas of the country, particularly in the retail category. The impact on the retail markets and ongoing corporate consolidations have contributed to increasing vacancy rates and oversupply for retail tenants. AREP believes it is one of the largest real estate entities of its kind and that it will continue to compete effectively with other similar real estate companies, although there are real estate entities with greater financial resources than AREP.

      Investments in the gaming and entertainment industries involve significant competitive pressures and political and regulatory considerations. In recent years, there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns.

      Competition for the acquisition of desirable land for development, and for the sale of developed land, houses and condominiums is also strong. AREP and its consolidated subsidiaries compete in these areas with many real estate developers, some of which have greater financial resources than AREP.

      Competition for investments of the type AREP intends to pursue has been increasing in recent years, including that from a number of investment funds and REITs that have raised capital for such investments, resulting in, among other things, higher prices for such investments. Such investments have become competitive to source and the increased competition may have an adverse impact on the spreads and AREP's ability to find quality assets at appropriate yields. While AREP believes its capital base may enable it to gain a competitive advantage over certain other purchasers of real estate by allowing it to respond quickly and make all cash transactions without financing contingencies where appropriate, there can be no assurance that this will be the case.


Item 2.     Properties

      As of March 5, 2001, AREP owned 158 separate real estate assets (excluding Stratosphere and Bayswater which are described above). These primarily consist of fee and leasehold interests and, to a limited extent, interests in real estate mortgages in 31 states. Most of these properties are net-leased to single corporate tenants. Approximately 85% of these properties are currently net-leased, 7% are operating properties and 8% are vacant and being marketed for sale or lease.

      The following table summarizes the type, number per type and average net effective rent per square foot of such properties:



                                      Number         Average Net Effective
Type of Property                   of Properties    Rent Per Square Foot(1)
----------------                   -------------    -----------------------
  Retail                                64                 $6.51
  Industrial                            18                 $1.97
  Office                                30                 $7.39
  Supermarkets                          17                 $2.87
  Banks                                 6                  $3.12
  Other:
   Properties that
     Collateralize Purchase
     Money Mortgages                    9                   N/A
   Land                                 6                   N/A
   Truck Terminals                      4                  $3.76
   Hotels                               3                   N/A
   Apartment Complexes                  1                   N/A

--------
(1)  Based on net-lease rentals.

      The following table summarizes the number of such properties in each region specified below:

  Location                 Number
 of Property            of Properties
 -----------            -------------
United States:
  Southeast                  70
  Northeast                  33
  South Central              8
  Southwest                  6
  North Central              37
  Northwest                  4


      From January 1, 2000 through March 5, 2001, AREP sold or otherwise disposed of 20 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $18,000,000 in cash, net of closing costs and amounts utilized to satisfy mortgage indebtedness which encumbered such properties. As of December 31, 2000, AREP owned 12 properties that were being actively marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $7,054,000.

      On March 30, 2000, the Company acquired a five story multi-tenant office building located in Alexandria, VA for approximately $27.5 million in cash. The building, which was recently renovated, has approximately 140,000 square feet of rentable space and is 96% occupied. Lease terms range from 5-12 years with lease expirations ranging from December 2004 to March 2011. Annual net operating income is anticipated to be approximately $2.7 million.

      On March 31, 2000, the Company entered into a lease cancellation and termination agreement with the Grand Union Company, a tenant in the Mt. Kisco, N.Y. distribution center owned by the Company. In accordance with the agreement, the Company paid $1.15 million to the tenant to cancel the lease (which had an annual rental of approximately $900,000) to obtain control of the property.

      For each of the years ended December 31, 2000, 1999, and 1998, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 2000, 1999, and 1998, PGEC occupied a property, which represented more than 10% of the carrying value of AREP's total real estate assets. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity.

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

      Plaintiffs allege that all defendants, in breach of their fiduciary duties to AREP, have caused AREP to engage in self-dealing or self-interested transactions which inure to the benefit of defendants. Plaintiff's claims are alleged to arise out of two transactions: the February 1995 Rights Offering effectuated pursuant to a purportedly false and misleading prospectus; and Icahn's alleged use of his voting control to change the business purpose of AREP by amending the Partnership Agreement to permit AREP to make "non-real estate related investments," including investments in entities owned or controlled by Icahn.

      The Complaint seeks to have plaintiffs appointed as class representative and that the putative class be certified. The Complaint also seeks an unspecified amount in damages and injunctive relief: (i) dissolving the Partnership; (ii) enjoining API from continuing to act as general partner of the Partnership; (iii) enjoining the Partnership from engaging in any transaction in which Icahn has either a direct or indirect interest; (iv) ordering API to exercise its fiduciary obligations; and (v) compelling the Partnership to make periodic distributions on the Depositary Units. Further, plaintiffs seek damages resulting from the alleged breach of the Partnership Agreement for an unquantified amount. The Complaint also seeks costs and attorneys' fees. Management believes plaintiffs' claims are without merit and intends to vigorously defend against them.

      In addition, in the ordinary course of business, AREP, its subsidiaries and other companies in which AREP has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of AREP.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of Unitholders during 2000.

                                     PART II


Item 5.     Market for AREP's Common Equity and Related Security Holder Matters.

Market Information

      AREP's Depositary Units are traded on the New York Stock Exchange ("NYSE") under the symbol "ACP." Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 1999 through December 31, 2000 is as follows:


Quarter Ended:                    High          Low
-------------                     ----          ---
March 31, 1999                $   10.25    $ 8.0625
June 30, 1999                      8.50       7.625
September 30, 1999               8.6875       7.875
December 31, 1999                8.6875       7.375

March 31, 2000                $    8.25    $   7.50
June 30, 2000                      9.75       7.625
September 30, 2000                9.875        8.50
December 31, 2000                9.1875      8.6875

      On March 5, 2001, the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $9.73.

      As of March 5, 2001, there were approximately 7,000 record holders of the Depositary Units.

      Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.


Distributions

      On April 2, 2001, the Board of Directors of the General Partner announced that no distributions are expected to be made in 2001. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available Partnership operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. By the end of the year 2003, net leases representing approximately 14% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2005, 32% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 30% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. AREP further stated that it continues to believe that excess cash should be used to enhance long-term Unitholder value through the improvement of its existing assets, the support of AREP's debt and property obligations, and selected investment in assets and companies with assets undervalued by the market as appropriate opportunities arise. AREP believes that, in addition to acquiring development properties, non-performing mortgage obligations and securities of companies which may be undergoing restructuring or with real estate assets requiring significant capital investments, it should diversify its portfolio and seek to make acquisitions of land development companies and other real estate operating companies which may have significant assets under development. These types of investments may involve debt restructuring, capital improvements and active asset management, and by their nature may not be readily financeable and may not generate immediate positive cash flow. As such, they require AREP to maintain a strong capital base both to react quickly to these market opportunities as well as to allow AREP to rework the assets to enhance their turnaround performance. See Item 7 -- "Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity."

      As of March 5, 2001, there were 46,098,284 Depositary Units and 8,463,459 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the NYSE under the symbol "ACP PR." The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at a rate of 5% of the liquidation preference thereof, payable annually on March 31, or the next succeeding business day thereafter, of each year (each, a "Payment Date"), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, AREP, with the approval of the Audit Committee, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On or before March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in Item 10 -- "Directors and Executive Officers of AREP," below.

      On March 31, 2000, AREP distributed to holders of record of its Preferred Units as of March 15, 2000 403,022 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 23, 2001, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable April 2, 2001 to holders of record as of March 15, 2001.

      Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.


Repurchase of Depositary Units

      AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. As of March 5, 2001, AREP had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000. Management recently has not been acquiring Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units.

      Item 6.     Selected Financial Data.

                                                   2000              1999              1998              1997              1996
                                               ------------      ------------      ------------      ------------      ------------
                                                                  (Restated)        (Restated)        (Restated)        (Restated)
                                                                 ------------      ------------      ------------      ------------
Total revenues                                 $    314,980      $    295,004      $    173,241      $    104,667      $    109,221
                                               ============      ============      ============      ============      ============
Earnings before property
  and securities transactions and
  minority interest                            $     69,024      $     68,116      $     68,707      $     45,607      $     39,377
Gain on sales and
  disposition of real estate                          6,763            13,971             9,065            16,051            24,517
Gain on sale of limited partnership
  interests                                           3,461              --               5,562              --                --
Gain on sale of marketable
  equity securities                                    --              28,590              --              29,188              --
Provision for loss on mortgages
  receivable                                           --                --                --              (9,790)             --
Provision for loss on real
  estate                                             (1,351)           (1,946)           (1,180)           (1,085)             (935)
Minority interest in net (earnings) loss of
  Stratosphere Corporation                           (2,747)           (1,002)               95              --                --
                                               ------------      ------------      ------------      ------------      ------------
Net earnings                                   $     75,150      $    107,729      $     82,249      $     79,971      $     62,959
                                               ============      ============      ============      ============      ============
Net earnings per limited
  partnership unit:
    Basic:
      Earnings before property and
        securities transactions                $       1.30      $       1.09      $       1.16      $       1.19      $       1.27
      Net gain from property and
        securities transactions                         .18               .86               .26              1.08               .90
                                               ------------      ------------      ------------      ------------      ------------
    Net earnings                               $       1.48      $       1.95      $       1.42      $       2.27      $       2.17
                                               ============      ============      ============      ============      ============
Weighted average limited partnership
  units outstanding                              46,098,284        46,098,284        46,173,284        31,179,246        25,666,640
                                               ============      ============      ============      ============      ============

    Diluted:
      Earnings before property and
        securities transactions                $       1.14      $        .96      $       1.06      $       1.16      $       1.20
      Net gain from property and
        securities transactions                         .15               .71               .22               .97               .82
                                               ------------      ------------      ------------      ------------      ------------
    Net earnings                               $       1.29      $       1.67      $       1.28      $       2.13      $       2.02
                                               ============      ============      ============      ============      ============

Weighted average limited partnership
  units and equivalent partnership
  units outstanding                              56,157,079        56,078,394        54,215,339        34,655,395        28,020,392
                                               ============      ============      ============      ============      ============
Distributions to partners                      $       --        $       --        $       --        $       --        $       --
At year end:
Real estate leased to others                   $    379,396      $    375,268      $    381,554      $    383,392      $    353,324
Hotel Casino and resort operating properties   $    185,253      $    141,829      $    137,706      $      5,002      $     12,955
Investment in treasury bills                   $    475,267      $    468,529      $    363,884      $    372,165      $       --
Marketable equity and debt securities          $     54,736      $     67,397      $    248,455      $       --        $    106,172
Mortgages and notes receivable                 $     19,946      $     10,955      $      9,933      $     59,970      $     15,226
Equity interest in GB Holdings, Inc.           $     38,359      $       --        $       --        $       --        $       --
Land and Construction-in-progress              $     75.952      $     99,252      $     91,836      $     68,644      $     66,343
Total assets                                   $  1,422,987      $  1,364,861      $  1,317,318      $  1,064,448      $    712,105
Senior indebtedness                            $       --        $       --        $       --        $     11,308      $     22,616
Mortgages payable                              $    182,049      $    179,387      $    173,559      $    165,048      $    127,861
Partners' equity                               $  1,042,725      $  1,029,308      $    943,528      $    858,893      $    523,136

     See Note 1 to consolidated financial statements pertaining to the restatement of prior period financial statements.


Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

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

General

      AREP believes that it will benefit from diversification of its portfolio of assets. To further its investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. Additionally, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. From time to time AREP has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to AREP. Despite the substantial capital pursuing real estate opportunities, AREP believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming and entertainment industries, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and underperforming properties that may require active asset management and significant capital improvements. As noted above, AREP has made investments in the gaming industry, and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests and the financing of, and investment in, the movie production and distribution industries. With respect to gaming and entertainment industry investments, AREP believes that there may be synergies between production companies for movies and live entertainment and supplying entertainment content to hotels and casinos. Such investments may be made in the form of acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to AREP.

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

      By the end of the year 2003, net leases representing approximately 14% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2005, net leases representing approximately 32% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow in the future from such properties.

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

      AREP has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, AREP notified all tenants of the Resource Conservation and Recovery Act's ("RCRA") December 22, 1998 requirements for regulated underground storage tanks. AREP may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately 42 updates are expected to be completed in 2001 with another 37 scheduled for the year 2002.


Results of Operations

      Calendar Year 2000 Compared to Calendar Year 1999 (As Restated)

      Gross revenues increased by $19,976,000, or 6.8%, during the year ended December 31, 2000 as compared to the same period in 1999. This increase reflects increases of $10,694,000 in interest income on treasury bills and other investments, $9,535,000 in Stratosphere Corporation hotel and casino operating income, $4,956,000 in land, house and condominium sales, $2,824,000 in rental income and $525,000 in hotel and resort operating income partially offset by decreases of $5,846,000 in dividend and other income and $2,712,000 in financing lease income. The increase in interest income on treasury bills and other investments is primarily attributable to an increase in short-term investments as well as an increase in interest rates. The increase in Stratosphere Corporation hotel and casino operating income is primarily attributable to construction that was in progress in 1999, and increased hotel occupancy in 2000 resulting in increased casino revenues and food and beverage income. The increase in land, house and condominium sales is primarily due to differences in the size and number of transactions. The increase in rental income is primarily attributable to newly acquired properties. The decrease in dividend and other income is primarily due to the disposition of the RJR common stock in June of 1999. The decrease in financing lease income is the result of property sales and normal financing lease amortization.

      Expenses increased by $19,068,000, or 8.4%, during the year ended December 31, 2000 as compared to the same period in 1999. This increase reflects increases of $6,054,000 in Stratosphere Corporation hotel and casino operating expenses, $5,149,000 in the cost of land, house and condominium sales, $3,122,000 in hotel and resort operating expenses, $2,103,000 in equity in losses of GB Holdings, Inc., $1,750,000 in Bayswater acquisition costs, $1,077,000 in rental property expenses and $1,054,000 in depreciation and amortization partially offset by decreases of $1,190,000 in interest expense and $51,000 in general and administrative expenses. The increase in Stratosphere Corporation hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenue. The increase in the cost of land, house and condominium sales is due to the differences in size and number of transactions. The increase in hotel and resort operating expenses is primarily attributable to the Bayswater and New Seabury resort operations. The increase in equity in losses of GB Holdings, Inc. is the result of accounting for AREP's interest under the equity method. The increase in rental property expenses is primarily attributable to newly acquired and off-lease properties. The decrease in interest expense is primarily due to decreased interest due affiliates in connection with repurchase obligations.

      Earnings before property and securities transactions and minority interest increased during the year ended December 31, 2000 by $908,000 as compared to the same period in 1999.

      Gain on property transactions decreased by $7,208,000 during the year ended December 31, 2000 as compared to the same period in 1999 due to differences in the size and number of transactions.

      During the year ended December 31, 2000, AREP recorded a provision for loss on real estate of $1,351,000 as compared to $1,946,000 in the same period in 1999.

      In the year ended December 31, 1999, AREP recorded a non-recurring gain on sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 2000.

      In the year ended December 31, 2000, AREP recorded a non-recurring gain on sale of limited partnership units of $3,461,000. There was no such income in 1999.

      Minority interest in the net earnings of Stratosphere Corporation increased by $1,745,000 during the year ended December 31, 2000 as compared to the same period in 1999.

      Net earnings for the year ended December 31, 2000 decreased by $32,579,000 as compared to the year ended December 31, 1999 primarily due to the non-recurring gain on the sale of AREP'S RJR common stock in 1999 and decreased gain on property transactions partially offset by the gain on sale of limited partnership interests.

      Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $1.14 in the year ended December 31, 2000 compared to $.96 in the comparable period of 1999, and net gain from property and securities transactions was $.15 in the year ended December 31, 2000 compared to $.71 in the comparable period of 1999. Diluted net earnings per weighted average limited partnership unit outstanding totaled $1.29 in the year ended December 31, 2000 compared to $1.67 in the comparable period of 1999.

      Calendar Year 1999 Compared to Calendar Year 1998 (As Restated)

      Gross revenues increased by $121,763,000 during the year ended December 31, 1999 as compared to the same period in 1998. This increase reflects increases of $92,641,000 in Stratosphere Corporation hotel and casino operating income, $25,573,000 in land, house and condominium sales, $12,246,000 in hotel and resort operating income and $2,446,000 in rental income partially offset by decreases of $6,272,000 in dividend and other income, $2,948,000 in interest income on treasury bills and other investments and $1,923,000 in financing lease income. The increase in Stratosphere Corporation hotel and casino operating income is due to the inclusion of Stratosphere's operations effective September 27, 1998. The increase in land, house and condominium sales is primarily due to differences in the size and number of transactions. The increase in hotel and resort operating income is primarily attributable to the acquisition of New Seabury which has been included in operations since August 1, 1998. The increase in rental income is primarily attributable to newly acquired properties. The decrease in dividend and other income is primarily attributable to the 1998 disposition of a limited partnership investment and a decrease in tenant bankruptcy claim distributions. The decrease in interest income on treasury bills and other investments is primarily attributable to a decrease in short-term investments. The decrease in financing lease income is the result of property sales and normal financing lease amortization.

      Expenses increased by $122,354,000 during the year ended December 31, 1999 as compared to the same period in 1998. This increase reflects increases of $84,289,000 in Stratosphere Corporation hotel and casino operating expenses, $16,962,000 in the cost of land, house and condominium sales, $9,445,000 in hotel and resort operating expenses, $6,971,000 in depreciation and amortization, $2,5l2,000 in interest expense, $1,901,000 in general and administrative expenses and $274,000 in rental property. The increase in Stratosphere Corporation hotel and casino operating expenses is due to the inclusion of Stratosphere's operations as mentioned above. The increase in the cost of land, house and condominium sales is due to the differences in size and number of transactions. The increase in hotel and resort operating expenses is primarily attributable to the acquisition of New Seabury as mentioned above. The increase in interest expense is primarily attributable to interest expense due an affiliate in connection with the Stratosphere repurchase obligation.

      Earnings before property and securities transactions and minority interest decreased during the year ended December 31, 1999 by $591,000 as compared to the same period in 1998.

      Gain on property transactions increased by $4,906,000 during the year ended December 31, 1999 as compared to the same period in 1998 due to differences in the size and number of transactions.

      During the year ended December 31, 1999, AREP recorded a provision for loss on real estate of $1,946,000 as compared to $1,180,000 in the same period in 1998.

      In the year ended December 31, 1999, AREP recorded a non-recurring gain on sale of marketable equity securities of $28,590,000 related to the sale of its RJR common stock. There was no such income in 1998.

      During the year ended December 31, 1998, AREP recorded a non-recurring gain on sale of limited partnership units of $5,562,000. There was no such income in 1999.

      Minority interest in the net earnings of Stratosphere Corporation increased by $1,097,000 during the year ended December 31, 1999 as compared to the same period in 1998.

      Net earnings for the year ended December 31, 1999 increased by $25,480,000 as compared to the year ended December 31, 1998 primarily due to the non-recurring gain on the sale of AREP'S RJR common stock.

      Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.96 in the year ended December 31, 1999 compared to $1.06 in the comparable period of 1998, and net gain from property and securities transactions was $.71 in the year ended December 31, 1999 compared to $.22 in the comparable period of 1998. Diluted net earnings per weighted average limited partnership unit outstanding totalled $1.67 in the year ended December 31, 1999 compared to $1.28 in the comparable period of 1998.


Capital Resources and Liquidity

      Generally, the cash needs of AREP for day-to-day operations have been satisfied from cash flow generated from current operations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes, non-recurring other income and the cash flows from the operations of Bayswater and Stratosphere which are being retained for their operations) plus principal payments received on financing leases as well as principal receipts on certain mortgages receivable reduced by periodic principal payments on mortgage debt.

      In 2000, thirty-nine leases covering thirty-nine properties and representing approximately $5.7 million in annual rentals expired. Twenty-nine of these leases originally representing approximately $3.7 million in annual rental income were re-let or renewed for approximately $3.7 million in annual rentals. Such renewals are generally for a term of five years. Ten properties with annual rental income of approximately $2 million were not renewed, five of which were sold, and five of which are currently being marketed for sale or lease.

      In 2001, ten leases covering ten properties and representing approximately $1.0 million in annual rentals are scheduled to expire. Two of these leases, originally representing approximately $512,000 in annual rental income, have been renewed for approximately $280,000 in annual rentals. Such renewals are generally for a term of five years. The status of eight properties, with an approximate annual rental income of approximately $498,000 is currently unknown.

      On April 2, 2001, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2001. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available operating cash flow toward its operations, repayment of maturing indebtedness, tenant requirements and other capital expenditures and creation of cash reserves for contingencies including environmental matters and scheduled lease expirations. By the end of the year 2003, net leases representing approximately 14% of AREP's net annual rentals will be due for renewal, and by the end of the year 2005, 32% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 30% of AREP's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. Further, AREP noted that the types of investments AREP is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition those assets.

      During the year ended December 31, 2000, AREP generated approximately $47.8 million in cash flow from day-to-day operations which excludes approximately $8.7 million in interest earned on the 1997 Offering proceeds which will be retained for future acquisitions. During 1999, AREP generated approximately $44.8 million in such cash flow from day-to-day operations which excluded approximately $7.9 million in interest earned on the proceeds from 1997 Rights Offering.

      Capital expenditures for real estate were approximately $8.5 million during 2000. During 1999, such expenditures totaled approximately $4.4 million.

      During the year ended December 31, 2000, approximately $7.6 million of maturing debt obligations were repaid out of AREP's cash flow. During the year ended December 31, 1999, approximately $5.4 million of maturing debt obligations were repaid out of AREP's cash flow.

      During 2000, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $31.7 million which was added to AREP's operating cash reserves. During 1999, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $35 million which was added to AREP's operating cash reserves. AREP's operating cash reserves are approximately $141 million at December 31, 2000 (which does not include the cash from capital transactions or the 1997 Rights Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capital expenditures and certain contingencies facing AREP. AREP from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters.

      Sales proceeds from the sale or disposal of portfolio properties totaled approximately $18 million in 2000. During 1999, such sales proceeds totaled approximately $26 million. AREP received approximately $19.6 million and $22.2 million of net proceeds from refinancings in 2000 and 1999 respectively. AREP intends to use asset sales, financing and refinancing proceeds for new investments.

      In 1998 and 1999, AREP invested approximately $175.3 million in the common stock of RJR. In June 1999, AREP sold its entire RJR position for net proceeds of approximately $203.9 million realizing a non-recurring gain of approximately $28.6 million. There was no such gain on the sale of securities in

2000 and there can be no assurance that AREP will be able to realize any such investment gains in the future.

      As described above, in March, 2000, AREP transferred its interests in the Sands and the Claridge Hotel to an affiliate of the General Partner and received approximately $40.5 million therefor, however, as noted above, the transfer is subject to AREP's right and obligation to repurchase such interests at the same price (plus a commercially reasonable interest factor), upon obtaining the proper gaming license in New Jersey. In September, 2000, affiliates of the General Partner paid $65 million for a 46% equity interest in the Sands. AREP's pro rata share of this advance is $32.5 million, representing an equity interest of approximately 23% in the Sands, which AREP will be required to pay when it receives its gaming license and reacquires its interest in the Sands. At December 31, 2000, AREP's obligation to affiliates of the General Partner for interests held in the Sands and the Claridge on AREP's behalf was $77.5 million.

      As mentioned above, in February 2001, affiliates of the General Partner sold their entire portfolio of interests in the Claridge (including AREP's interests therein), $37.1 million face amount of Claridge Notes, for the following additional interests in the Sands: (i) 779,861 common shares of GB Holdings and (ii) $15.96 million face amount of GB Property First Mortgage Notes, plus $21.56 million in cash. As a result, affiliates of the General Partner are, in effect, holding on behalf of AREP (x) approximately 3.6 million common shares of GB Holdings and (y) $26.9 million face amount of GB Property First Mortgage Notes, to which AREP will become entitled and obligated to purchase for approximately $70 million when it is fully licensed. AREP no longer has any interests in the Claridge.

      In March, 2000, AREP acquired approximately an additional 2% interest in Stratosphere from affiliates of Mr. Icahn for approximately $2 million, thereby providing AREP with an aggregate interest in Stratosphere of approximately 51%. In September, 2000, Stratosphere's Board of Directors approved a proposal for a going private transaction pursuant to which AREP would purchase all of the remaining interests in Stratosphere that it does not currently own from affiliates of Icahn and public shareholders for approximately $44.3 million. Under the terms of the proposal, subject to certain conditions, AREP will pay $44.33 per share to affiliates of Icahn, and $45.32 per share to shareholders unaffiliated with Icahn. As discussed above, this transaction is expected to be completed in the second half of 2001. Also, as described above, AREP has provided, and expects to continue to provide in the future, short-term financing to Stratosphere for, among other things, the construction of an additional 1000 rooms at the hotel. Under the terms of such short-term financing arrangement, AREP has agreed to advance up to $100 million to Stratosphere. As of March 5, 2001, the aggregate principal amount outstanding under such financing arrangement was approximately $50 million. Such advances are currently evidenced by secured demand notes which bear interest at a rate of 9.5% per annum. As discussed above, such notes are to be converted into short-term secured loans under two secured credit facilities. Stratosphere expects the opening of its new hotel tower and additional 1,000 rooms to be completed later this year.

      AREP anticipates that golf and clubhouse improvements in connection with New Seabury will require the expenditure by AREP of an aggregate of approximately $10 million during 2001.

      AREP is investigating possible tender offers for real estate operating companies and real estate limited partnership units. AREP may also consider indirect investments in real estate by making loans secured by the indirect ownership interests of certain real properties.

      To further its investment objectives, on March 23, 2000, AREP acquired the assets of Bayswater and all of the ownership interests of its affiliated entities for approximately $84.35 million and may consider the acquisition or seek effective control of other land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. This may enhance its ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities.

      Pursuant to the 1997 Rights Offering, which closed in September 1997, AREP raised approximately $267 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversify its portfolio. Additionally, AREP may determine to reduce debt of certain properties where the interest rate is considered to be in excess of current market rates. See Note 12 of Notes to Consolidated Financial Statements.

      AREP's cash and cash equivalents and investment in treasury bills increased by approximately $11.7 million during the calendar year 2000 primarily attributable to the transfer of interests in the Sands and the Claridge ($40.5 million), net cash flow from Bayswater and Stratosphere ($32.3 million), net cash flow from operations ($31.7 million), mortgage loan net proceeds ($19.6 million), property sales ($18 million), limited partnership sales proceeds and distributions ($11.8 million), collection on notes receivable ($9.2 million), interest earned on the 1997 Rights Offering ($8.7 million) and miscellaneous other ($5.1 million) partially offset by the acquisition of Bayswater ($84.4 million), property acquisitions ($27.3 million), advances to Stratosphere ($39.8 million) and mezzanine loan advances ($13.7 million).


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

      Other related risks include liquidity risks, which arise in the course of AREP's general funding activities and the management of its balance sheet. This includes both risks relating to the raising of funding with appropriate maturity and interest rate characteristics and the risk of being unable to liquidate an asset in a timely manner at an acceptable price. Real estate investments by their nature are often difficult or time-consuming to liquidate. Also, buyers of minority interests may be difficult to secure, while transfers of large block positions may be subject to legal, contractual or market restrictions. Other operating risks for AREP include lease terminations, whether scheduled terminations or due to tenant defaults or bankruptcies, development risks, and environmental and capital expenditure matters, as described elsewhere herein. AREP's mortgages payable are primarily fixed-rate debt and, therefore, are not subject to market risk.

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

Item 8. Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Partners
American Real Estate Partners, L.P.:


We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the 2000 financial statement schedule as listed in the Index at Item 14 (a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of Stratosphere Corporation and its subsidiaries, a majority owned subsidiary, as of and for the year ended December 31, 1999 and the three months ended December 31, 1998 which statements reflect total assets constituting 7 percent in 1999 and total revenues constituting 42 percent and 18 percent in 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Stratosphere Corporation, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



March 22, 2001
New York, New York

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Stratosphere Corporation

     We have audited the consolidated balance sheet of Stratosphere Corporation (a Delaware corporation) and subsidiaries as of December 26, 1999 ("Stratosphere") and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 26, 1999 and the three months ended December 27, 1998. These financial statements (not presented herein) are the responsibility of the Stratosphere's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 2 to Stratosphere's consolidated financial statements, effective October 14, 1998, Stratosphere emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on June 9, 1998. In accordance with AICPA Statement of Position 90-7, Stratosphere adopted "Fresh Start Reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of September 27, 1998. As a result, the consolidated financial statements for the periods subsequent to September 27, 1998 reflect Stratosphere's new basis of accounting and are not comparable to the predecessor company's pre-reorganization consolidated financial statements.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stratosphere as of December 26, 1999 and the results of their operations and their cash flows for the year ended December 26, 1999 and the three months ended December 27, 1998, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Las Vegas, Nevada
February 11, 2000

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 and 1999 (in $000's except per unit amounts)
--------------------------------------------------------------------------------


ASSETS                                                               2000          1999
------                                                            ----------    ----------
                                                                                (Restated)

REAL ESTATE LEASED TO OTHERS:
  Accounted for under the financing method (Notes 4 and 12)       $  193,428    $  223,391
  Accounted for under the operating method, net of accumulated
     depreciation (Notes 5 and 12)                                   185,968       151,877

INVESTMENT IN TREASURY BILLS                                         475,267       468,529

CASH AND CASH EQUIVALENTS (Note 2)                                   147,705       142,697

MARKETABLE EQUITY AND DEBT SECURITIES (Note 6)                        54,736        67,397

MORTGAGES AND NOTES RECEIVABLE (Notes 10 and 20)                      19,946        10,955

EQUITY INTEREST IN GB HOLDINGS, INC. (Notes 7 and 20)                 38,359          --

HOTEL, CASINO AND RESORT OPERATING PROPERTIES
  net of accumulated depreciation:
   Stratosphere Corporation hotel and casino (Note 8)                152,335       111,151
   Hotel and resort (Notes 5 and 11)                                  32,918        30,678

LAND AND CONSTRUCTION-IN-PROGRESS                                     75,952        99,252

RECEIVABLES AND OTHER ASSETS (Notes 9 and 20)                         46,373        58,934
                                                                  ----------    ----------

              TOTAL                                               $1,422,987    $1,364,861
                                                                  ==========    ==========


                                                                    (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (in $000's except per unit amounts) (Continued)
--------------------------------------------------------------------------------


                                                                                        2000            1999
                                                                                   ------------     -----------
                                                                                                    (Restated)

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

MORTGAGES PAYABLE (Notes 4, 5, 13 and 20)                                           $   182,049     $   179,387

DUE TO AFFILIATE (Notes 6 and 20)                                                        77,521          32,876

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
        OTHER LIABILITIES (Note 20)                                                      55,785          56,983
                                                                                   ------------     -----------
                                                                                        315,355         269,246
                                                                                   ------------     -----------
MINORITY INTEREST IN STRATOSPHERE CORPORATION
        HOTEL AND CASINO                                                                 64,907          66,307
                                                                                   ------------     -----------
COMMITMENTS AND CONTINGENCIES
        (Notes 3 and 19)

LIMITED PARTNERS:
        Preferred units, $10 liquidation  preference,  5% cumulative pay-in-kind redeemable;  9,400,000 authorized; 8,463,459 and 8,060,437 issued and
           outstanding as of December 31, 2000 and 1999                                  87,808          83,627

        Depositary units;47,850,000 authorized;47,235,484 outstanding                   944,340         876,760

GENERAL PARTNER                                                                          22,498          80,842

TREASURY UNITS AT COST:
        1,137,200 depositary units (Note 21)                                            (11,921)        (11,921)
                                                                                   ------------     -----------
PARTNERS' EQUITY (Notes 2, 3, 14 and 22)                                              1,042,725       1,029,308
                                                                                   ------------     -----------
                TOTAL                                                               $ 1,422,987     $ 1,364,861
                                                                                   ============     ===========

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (in $000's except per unit amounts)
--------------------------------------------------------------------------------


                                                         2000          1999          1998
                                                       --------     ---------     ----------
                                                                    (Restated)    (Restated)

REVENUES:
        Hotel and casino operating income (Note 8)    $ 132,762     $ 123,227     $  30,586
        Land, house and condominium sales                76,180        71,224        45,651
        Interest income on financing leases              19,652        22,364        24,287
        Interest income on treasury bills and other
            Investments                                  36,208        25,514        28,462
        Rental income                                    23,616        20,792        18,346
        Hotel and resort operating income (Note 11)      21,617        21,092         8,846
        Dividend and other income (Notes 6 and 9)         4,945        10,791        17,063
                                                       --------     ---------     ----------
                                                        314,980       295,004       173,241
                                                       --------     ---------     ----------
EXPENSES:
        Hotel and casino operating expenses (Note 8)    118,997       112,943        28,654
        Cost of land, house and condominium sales        58,493        53,344        36,382
        Hotel and resort operating expenses (Note 11)    20,220        17,098         7,653
        Interest expense (Notes 12 and 13)               17,820        19,010        16,498
        Depreciation and amortization                    15,098        14,044         7,073
        General and administrative expenses (Note 3)      7,475         7,526         5,625
        Property expenses                                 4,000         2,923         2,649
        Bayswater acquisition costs (Note 1)              1,750          --            --
        Equity in losses of GB Holdings, Inc.
            (Note 7)                                      2,103          --            --
                                                       --------     ---------     ----------
                                                        245,956       226,888       104,534
                                                       --------     ---------     ----------
EARNINGS BEFORE PROPERTY AND
  SECURITIES TRANSACTIONS AND MINORITY
  INTEREST                                               69,024        68,116        68,707

PROVISION FOR LOSS ON REAL ESTATE
  (Note 12)                                              (1,351)       (1,946)       (1,180)

GAIN ON SALE OF MARKETABLE
  EQUITY SECURITIES (Note 6)                               --          28,590          --

GAIN ON SALES AND DISPOSITION OF
  REAL ESTATE (Note 12)                                   6,763        13,971         9,065

GAIN ON SALE OF LIMITED PARTNERSHIP
  INTERESTS (Note 9)                                      3,461          --           5,562

MINORITY INTEREST IN NET (EARNINGS)
  LOSS OF STRATOSPHERE CORPORATION
  (Note 8 )                                              (2,747)       (1,002)           95
                                                       --------     ---------     ----------
NET EARNINGS                                          $  75,150     $ 107,729     $  82,249
                                                       ========     =========     ==========

                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(in $000's except per unit amounts) (Continued)
-------------------------------------------------------------------------------



                                        2000           1999           1998
                                    -----------    -----------    -----------
                                                   (Restated)     (Restated)
NET EARNINGS ATTRIBUTABLE TO
    (Note 3):
        Limited partners            $    72,225    $    93,909    $    69,232
        General partner                   2,925         13,820         13,017
                                    -----------    -----------    -----------
                                    $    75,150    $   107,729    $    82,249
                                    ===========    ===========    ===========
NET EARNINGS PER LIMITED
    PARTNERSHIP UNIT (Note 2):
        Basic earnings              $      1.48           1.95    $      1.42
                                    ===========    ===========    ===========
WEIGHTED AVERAGE LIMITED
    PARTNERSHIP UNITS
    OUTSTANDING                      46,098,284     46,098,284     46,173,284
                                    ===========    ===========    ===========
    Diluted earnings                $      1.29    $      1.67    $      1.28
                                    ===========    ===========    ===========
WEIGHTED AVERAGE LIMITED
    PARTNERSHIP UNITS AND
    EQUIVALENT PARTNERSHIP UNITS
    OUTSTANDING                      56,157,079     56,078,394     54,215,339
                                    ===========    ===========    ===========


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (in $000's)
--------------------------------------------------------------------------------


                                                      Limited Partners' Equity
                                         General     ---------------------------       Held in Treasury            Total
                                        Partner's     Depositary      Preferred    -------------------------      Partners'
                                         Equity          Units          Units        Amounts          Units        Equity
                                       -----------   ------------    -----------   -----------      --------    -----------

BALANCE, DECEMBER 31, 1997
    (as previously reported)           $    16,328    $   728,329    $    75,852   $   (11,184)         1,037   $   809,325
Bayswater acquisition (Note 1)              49,568            --             --            --             --         49,568
                                       -----------   ------------    -----------   -----------      ---------   -----------
BALANCE, DECEMBER 31, 1997                  65,896        728,329         75,852       (11,184)         1,037       858,893
    (Restated)

Comprehensive income:
    Net earnings                            13,017         69,232           --            --             --          82,249

    Net unrealized gains on
       securities available for
       sale (Note 6)                           185          9,088           --            --             --           9,273
                                       -----------   ------------    -----------   -----------      --------    -----------
Comprehensive income                        13,202         78,320           --            --             --          91,522

Repurchase of Depositary
    Units (Note 21)                           --             --             --            (737)           100          (737)

Net capital distributions                   (6,150)          --             --            --             --          (6,150)

Pay-in-kind distribution (Note 14)            --           (3,793)         3,793          --             --            --
                                       -----------   ------------    -----------   -----------      ---------   -----------
BALANCE, DECEMBER 31, 1998                  72,948        802,856         79,645       (11,921)         1,137       943,528
    (Restated)

Comprehensive income:
    Net earnings                            13,820         93,909           --            --             --         107,729

    Sale of marketable equity
       securities available for sale          (320)       (15,738)          --            --             --         (16,058)

    Net unrealized losses on
       securities available for sale            (6)          (285)          --            --             --            (291)
                                       -----------   ------------    -----------   -----------      --------    -----------
Comprehensive income                        13,494         77,886           --            --             --          91,380

Net capital distributions                   (5,600)          --             --            --             --          (5,600)

Pay-in-kind distribution (Note 14)            --           (3,982)         3,982          --             --            --

BALANCE, DECEMBER 31, 1999                  80,842        876,760         83,627       (11,921)         1,137     1,029,308
    (Restated)


                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND
COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (in $000's) (Continued)
--------------------------------------------------------------------------------


                                                    Limited Partners' Equity
                                       General      ------------------------        Held in Treasury            Total
                                      Partner's      Depositary    Preferred    -----------------------        Partners'
                                       Equity          Units          Units       Amounts         Units         Equity
                                     ----------     -----------    ---------    ----------        -----       ----------
Comprehensive income:
    Net earnings                     $    2,925     $    72,225    $    --      $    --             --        $   75,150

    Net unrealized losses on
       securities available for sale         (9)           (464)                                                    (473)
                                     ----------     -----------    ---------    ----------        -----       ----------
    Comprehensive income                  2,916          71,761         --           --             --            74,677

Net adjustment for Bayswater
    acquisition  (Note 1)               (62,801)            --          --           --             --           (62,801)

Capital contribution (Note 1)             1,541             --          --           --             --             1,541

Pay-in-kind distribution (Note 14)        --             (4,181)       4,181         --             --               --
                                     ----------     -----------    ---------    ----------        -----       ----------
BALANCE, DECEMBER 31, 2000           $   22,498     $   944,340    $  87,808    $  (11,921)       1,137       $1,042,725
                                     ==========     ===========    =========    ==========        =====       ==========



     Accumulated other comprehensive income (loss) at December 31, 2000, 1999 and 1998 was ($7,548), ($7,075), and $9,273, respectively.

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L. P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (in $000's)
--------------------------------------------------------------------------------

                                                                   2000          1999        1998
                                                                ----------    ----------  ----------
                                                                              (Restated)  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                 $  75,150    $ 107,729    $  82,249
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
          Depreciation and amortization                             15,098       14,044        7,083
          Gain on sale of marketable equity securities                          (28,590)        --
          Gain on sales and disposition of real estate              (6,759)     (16,041)      (9,035)
          Gain on sale of limited partnership interests             (3,461)        --         (4,382)
          Minority interest in net earnings (loss) of
            Stratosphere Corporation                                 2,747        1,002          (95)
          Provision for loss on real estate                          1,351        1,946        1,180
          Equity in losses of GB Holdings, Inc.                      2,103         --           --
          Changes in operating assets and liabilities:
            Increase in land and construction-in-progress           (7,863)      (7,734)     (22,807)
            (Decrease) increase in accounts payable,
               accrued expenses and other liabilities               (6,478)       8,176       (9,588)
            Decrease (increase) in receivables and other
            assets                                                   4,550      (13,559)      (7,902)
                                                                ----------    ---------   ----------
                   Net cash provided by operating activities        76,438       66,973       36,703
                                                                ----------    ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in mortgages and notes receivable                      (9,502)      (8,222)     (63,331)
    Net proceeds from the sales and disposition of real estate      20,060       29,735       23,004
    Principal payments received on leases accounted for
       under the financing method                                    7,560        7,938        7,887
    Increase in equity interest in GB Holdings, Inc.               (32,500)        --           --
    Acquisition of Bayswater's net assets                          (84,352)        --           --
    Additions to hotel, casino and resort operating property       (22,703)     (14,287)      (6,367)
    Acquisitions of rental real estate                             (27,326)     (23,954)     (30,230)
    Additions to rental real estate                                 (2,760)        (564)        (505)
    (Increase) decrease in investment in treasury bills             (6,738)    (104,645)       8,281
    Disposition (acquisition) of marketable equity securities        4,297      203,917     (174,717)
    Investment in Stratosphere Corporation                            --           --        (17,939)
    Decrease in minority interest in Stratosphere Corp.             (1,970)        --           --
    Increase (decrease) in due to affiliate                         77,530      (50,000)      76,090
    Net disposition of limited partnership interests                 7,805        1,206       25,697
                                                                ----------    ---------   ----------
                   Net cash (used in) provided by investing
                   activities                                      (70,599)      41,124     (152,130)
                                                                ----------    ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Partners' equity:
       Repurchase of Depositary Units                                              --           (737)
       Net capital distributions                                    (4,100)      (5,600)      (6,150)
    Debt:
       Increase in mortgages payable                                19,600       22,400       30,615
       Periodic principal payments                                  (8,699)      (9,208)      (8,710)
       Balloon payments                                             (7,632)      (7,006)      (4,892)
       Senior debt principal payment                                  --           --        (11,308)
                                                                ----------    ---------   ----------
                   Net cash (used in) provided by financing
                   activities                                         (831)         586       (1,182)
                                                                ----------    ---------   ----------

                                                                     (Continued)

AMERICAN REAL ESTATE PARTNERS, L. P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (in $000's) (Continued)
--------------------------------------------------------------------------------


                                                                   2000         1999         1998
                                                                ----------  -----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                 $    5,008  $   108,683   $ (116,609)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       142,697       34,014      150,623
                                                                ----------  -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  147,705  $   142,697   $   34,014
                                                                ==========  ===========   ==========

SUPPLEMENTAL INFORMATION:
    Cash payments for interest, net of amounts capitalized      $   14,980  $    19,818   $   15,650
                                                                ==========  ===========   ==========
    Cash payments for income taxes                              $    1,200  $       400   $     --
                                                                ==========  ===========   ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
Reclassification of real estate to operating lease              $   17,274  $     2,461   $     --
Reclassification of real estate from operating lease                (6,781)      (1,116)      (5,140)
Reclassification to development properties                            --            763        3,860
Reclassification of real estate from development properties           --           (138)        --
Reclassifications from Hotel and Resort operating properties          --           (763)        --
Reclassification of real estate from financing lease               (18,560)      (4,887)        --
Reclassification from mortgages and notes receivable                  --           --        (15,810)
Reclassification to hotel and resort operating properties             --            180       15,810
Reclassifications from receivables and other assets                   --         (2,169)        --
Reclassification to due to affiliate                                  --          3,221         --
Reclassifications from accounts payable, accrued expenses
    and other liabilities                                             --         (1,232)        --
Reclassification of real estate to property held for sale            8,067        3,879        1,280
Reclassification of real estate from construction-in-progress         --           (199)        --
                                                                ----------  -----------   ----------
                                                                $     --    $      --     $     --
                                                                ==========  ===========   ==========

Net unrealized (losses) gains on securities available for sale  $     (473) $     (291)   $    9,273
                                                                ==========  ===========   ==========
Sale of marketable equity securities available for sale         $     --    $   (16,058)  $     --
                                                                ==========  ===========   ==========


See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------


1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       On July 1, 1987, American Real Estate Holdings Limited Partnership (the "Subsidiary"), in connection with an exchange offer (the "Exchange"), entered into merger agreements with American Real Estate Partners, L.P. (the "Company") and each of thirteen separate limited partnerships (collectively, the "Predecessor Partnerships"), pursuant to which the Subsidiary acquired all the assets, subject to the liabilities of the Predecessor Partnerships.

       By virtue of the Exchange, the Subsidiary owns the assets, subject to the liabilities, of the Predecessor Partnerships. The Company owns a 99% limited partner interest in the Subsidiary. American Property Investors, Inc. (the "General Partner") owns a 1% general partner interest in both the Subsidiary and the Company representing an aggregate 1.99% general partner interest in the Company and the Subsidiary.

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

       The Company and its consolidated subsidiaries are engaged in the following operating businesses: (i) rental real estate, (ii) hotel, casino and resort operations, (iii) land, house and condominium development and (iv) investment in securities including investment in other limited partnerships and marketable equity and debt securities.

       In March 2000, the Company acquired from affiliates of the General Partner the assets of Bayswater Realty & Capital Corp. and the ownership interests of its affiliated entities ("Bayswater") for approximately $84.35 million. Bayswater, a real estate investment, management and development company has focused primarily on the construction and sale of single-family homes. The assets acquired included interests in ten residential subdivisions in New York and Florida.

       In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. Therefore, the accounts of Bayswater are included in these consolidated financial statements for the year ended December 31, 2000 and prior period financial statements have been restated to include Bayswater.

       The Bayswater assets acquired and the liabilities assumed have been accounted for at historical cost. The excess of the historical cost of the net assets over the amount of cash disbursed, which amounted to $1,541,000, has been accounted for as a capital contribution by the General Partner. The Company's costs of $1.75 million related to the Bayswater transaction have been included as "Bayswater acquisition costs" in the Consolidated Statements of Earnings in the year ended December 31, 2000. An increase of $49,568,000 has been made to the General Partner's equity at December 31, 1997 as a result of the Bayswater acquisition. A reduction of $62,801,000 has been made to the General Partner's equity as an adjustment for the restatement at December 31, 1999. See Consolidated Statements of Changes in Partners' Equity and Comprehensive Income.

       In March 2000, the Company purchased an additional 50,000 shares of the Stratosphere Corporation ("Stratosphere") from an affiliate of the General Partner. The Company now owns approximately 51% of Stratosphere and has included its accounts on a consolidated basis for the year ended December 31, 2000. Prior years' financial statements have been restated to include Stratosphere on a consolidated basis.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Financial Statements and Principles of Consolidation -- The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include only those assets, liabilities and results of operations, which relate to the Company and its wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

       Net Earnings Per Limited Partnership Unit -- Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding.

       Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred units are considered to be unit equivalents. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased as follows: 10,058,795; 9,980,110;
       and 8,042,055, limited partnership units for the years ended December 31, 2000, 1999 and 1998, respectively, to reflect the effects of the conversion of preferred units.

       For accounting purposes, Bayswater's earnings and distributions/dividends prior to the Bayswater acquisition have been allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

       For the years ended December 31, 2000, 1999 and 1998, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                                            2000                   1999                   1998
                                                      -----------------      -----------------      -----------------
                                                                                (Restated)             (Restated)

        Basic:
            Earnings before property
               and securities transactions           $        1.30           $     1.09             $      1.16

            Net gain from property and
               securities transactions                         .18                  .86                     .26
                                                      -----------------      -----------------      -----------------
            Net earnings                              $       1.48           $     1.95             $      1.42
                                                      =================      =================      =================

        Diluted:
            Earnings before property
               and securities transactions           $        1.14           $      .96             $      1.06

        Net gain from property and
               securities transactions                         .15                  .71                     .22
                                                      -----------------      -----------------      -----------------
            Net earnings                              $       1.29           $     1.67             $      1.28
                                                      =================      =================      =================

       Cash and Cash Equivalents -- The Company considers short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. Included in cash and cash equivalents at December 31, 2000 and 1999 are investments in government backed securities of approximately $ 29,057,000 and $92,515,000, respectively.

       Marketable Equity and Debt Securities -- Investments in equity and debt securities are classified as either held-to-maturity or available for sale for accounting purposes. Available for sale securities are carried at fair value on the balance sheet of the Company. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners' Equity. Held to maturity securities are recorded at amortized cost.

       A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

       Income Taxes -- No provision has been made for Federal, state or local income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Stratosphere accounts for its income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Stratosphere has made a provision for income taxes which is included in "Hotel and casino operating expenses" in the Consolidated Statements of Earnings.

       Leases -- The Company leases to others substantially all its real property under long-term net leases and accounts for these leases in accordance with the provisions of Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," as amended. This Statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or an operating lease.

       a. Financing Method -- Under this method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.

       b. Operating Method -- Under this method, revenue is recognized as rentals become due and expenses (including depreciation) are charged to operations as incurred.

       Properties held for investment, other than those accounted for under the financing method, are carried at cost less accumulated depreciation unless declines in the values of the properties are considered other than temporary at which time the property is written down to net realizable value. Properties held for sale are carried at the lower of cost or net realizable value.

       Depreciation -- Depreciation on properties accounted for under the operating method as well as those used in the ordinary course of business is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 3 to 45 years.

       Use of Estimates -- Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       Revenue Recognition

       1. Revenue from real estate sales and related costs are recognized at the time of closing. The Company follows the guidelines for profit recognition set forth by Financial Accounting Standards Board
              (FASB) Statement No. 66, "Accounting for Sales of Real Estate."

       2. Casino revenues and promotional allowances -- The Company recognizes revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The cost of such complimentaries is included in "Hotel and casino operating expenses".

       3. Sales, advertising and promotion -- These costs are expensed as incurred.

       Land and Construction-in-Progress -- These costs are stated at the lower of cost or net realizable value.

\
       Interest is capitalized on expenditures for long-term projects until a salable condition is reached. The capitalization rate is based on the interest rate on specific borrowings to fund the projects.

       Accounting by Creditors for Impairment of a Loan -- If it is probable that based upon current information a creditor will be unable to collect all amounts due according to the contractual terms of a loan agreement, the Company considers the asset to be "impaired". Reserves are established against impaired loans in amounts equal to the difference between the recorded investment in the asset and either the present value of the cash flows expected to be received, or the fair value of the underlying collateral if foreclosure is deemed probable or if the loan is considered collateral dependent.

       Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of -- Long-lived assets held and used by the Company and long-lived assets to be disposed of, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

       In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset an impairment loss is recognized. Measurement of an impairment loss for long-lived assets that the Company expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.


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


       b. The Company had a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company had sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. In March 2000, in connection with the Bayswater acquisition, the subleases were cancelled.

       c. In addition, in 1997 the Company entered into a license agreement for a portion of office space from an affiliate. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, the Company has the non-exclusive use of 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,068 per month, together with 16.79% of certain "additional rent". In November 2000, the Company reduced its office size to approximately 2,275 square feet, which decreased its monthly rental to $11,185 plus 10.77% of certain additional rent. In 2000, 1999 and 1998, the Company paid such affiliate approximately $206,000, $218,000 and $216,000 of rent, respectively, in connection with this licensing agreement. The terms of such sublease were reviewed and approved by the Audit Committee.

       d. Stratosphere billed affiliates of the General Partner approximately $240,000 in each of the years ended December 31, 2000 and 1999 for administrative services performed by Stratosphere personnel.

              Stratosphere also received hotel revenue of approximately $500,000 in each of the years ended December 31, 2000 and 1999 in connection with a tour and travel agreement entered into with an affiliate of the General Partner.


4.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

       Real estate leased to others accounted for under the financing method is summarized as follows (in $000's):

                                                       December 31,
                                             ---------------------------------
                                                  2000              1999
                                             ---------------    --------------
       Minimum lease payments receivable     $     231,621      $    262,648
       Unguaranteed residual value                 109,642           130,601
                                             ---------------    --------------
                                                   341,263           393,249

       Less unearned income                        147,835           169,858
                                             ---------------    --------------

                                             $     193,428      $    223,391
                                             ===============    ==============


       The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 2000 in ($000's):

                   Year ending
                  December 31,                    Amount
               -------------------           -----------------
                 2001                        $       23,872
                 2002                                22,066
                 2003                                20,717
                 2004                                19,191
                 2005                                16,861
                 Thereafter                         128,914
                                              -----------------
                                              $     231,621
                                              =================

       At December 31, 2000, approximately $ 135,441,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

5.     REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

       Real estate leased to others accounted for under the operating method is summarized as follows (in $000's):

                                                         December 31,
                                              ---------------------------------
                                                    2000               1999
                                              ---------------    --------------

           Land                               $      53,807      $     47,244
           Commercial buildings                     169,675           145,148
                                              ---------------    --------------
                                                    223,482           192,392

           Less accumulated depreciation             37,514            40,515
                                              ---------------    --------------

                                              $     185,968      $    151,877
                                              ===============    ==============

       As of December 31, 2000 and 1999, accumulated depreciation on the hotel and resort operating properties (not included above) amounted to approximately $5,957,000 and $4,225,000, respectively (See Note 11).


       The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 2000 (in $000's):


                     Year ending
                    December 31,                   Amount
               ---------------------          -----------------
                  2001                        $       15,099
                  2002                                14,355
                  2003                                13,120
                  2004                                13,244
                  2005                                11,378
                  Thereafter                          47,361
                                              -----------------

                                              $      114,557
                                              =================

       At December 31, 2000, approximately $124,690,000 of real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.


6.     MARKETABLE EQUITY AND DEBT SECURITIES


a. In 1998 and 1999, the Company purchased 6,448,200 shares of RJR Nabisco Holdings Corp. ("RJR") common stock at a cost of approximately $175.3 million. Carl C. Icahn, the Chairman of the Board of the General Partner, owned (through affiliates) an additional 19,277,500 shares of RJR, as of June 14,

       1999, representing approximately 5.9% of the total outstanding RJR common shares. On June 14, 1999, the Company sold its entire interest in RJR for net proceeds of approximately $203.9 million realizing a gain of approximately $28.6 million.

       The Company recorded "Dividend income" of approximately $6.6 million and $2.2 million for the years ended December 31, 1999 and 1998, respectively, from its holding of RJR common stock.

       Unrealized holding gains of approximately $16,058,000 had previously been recorded as a separate component of Partners' Equity at December 31, 1998.

b. In 1998 and 1999, the Company acquired an interest in the Sands Hotel and Casino (the "Sands) located in Atlantic City, New Jersey by purchasing the principal amount of approximately $31.4 million of First Mortgage Notes ("Notes") issued by GB Property Funding Corp. ("GB Property"). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ("Greate Bay"). The purchase price for such notes was approximately $25.3 million. An affiliate of the General Partner also made an investment in the Notes of GB Property. A total of $185 million of such Notes were issued.

       Greate Bay owned and operated the Sands, a destination resort complex, located in Atlantic City, New Jersey. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

       Furthermore, in 1998 and 1999, the Company acquired an interest in the Claridge Hotel and Casino (the "Claridge Hotel") located in Atlantic City, New Jersey by purchasing the principal amount of $16.7 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the "Claridge Corporation"). The purchase price of such notes was approximately $15.1 million. A total of $85 million of such notes were issued. An affiliate of the General Partner also made an investment in the

       Notes of the Claridge Corporation. In August 1999, the Claridge Corporation announced that it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code to facilitate a financial restructuring.

       The Company, the General Partner, and the directors and officers of the General Partner are in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. In March 2000, in an effort to facilitate the consummation of the reorganization process of Greate Bay and Claridge Hotel, the Company entered into separate agreements to transfer its interests in such entities to an affiliate of the General Partner for $40.5 million, which is equal to the Company's cost for such Notes. The affiliate of the General Partner is obligated to sell back to the Company, and the Company is obligated to repurchase such interests at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company. The Company will also acquire its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or obtained in connection with such interests while held by the affiliate of the General Partner. Subsequent to the transfer, the affiliate of the General Partner purchased $1.7 million of the Claridge Notes for approximately $.9 million on the Company's behalf.

       In July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of the General Partner which provided for an additional investment of $65 million by the Icahn affiliates in exchange for a 46% equity interest, with bondholders (which also includes the Icahn affiliates) to receive $110 million in new notes and a 54% ownership position. The plan which became effective September 29, 2000, provides the Icahn affiliates with a controlling interest. For accounting purposes, the Company reflects its interest in the new GB Property notes as held to maturity. At December 31, 2000, this investment is carried at a cost of $17.3 million in the Consolidated Balance Sheets.

       The Company continues to reflect its interests in the Claridge Corporation notes as available for sale. This investment is carried at fair market value in the Consolidated Balance Sheets. At December 31, 2000, unrealized holding losses of $3,896,000 have been recorded in Partners' Equity and the carrying value of the investment was approximately $12,245,000.

       Interest expense due to the affiliate for the year ended December 31, 2000 of $3,595,000 for the previously transferred GB Property and Claridge Corporation interests has been included in "Interest expense" in the Consolidated Statements of Earnings.

       The Company reflects it pro rata equity interest in Greate Bay as "Equity interest in GB Holdings, Inc." in the Consolidated Balance Sheets (see
       Note 7).

       The Company's corresponding obligations to repurchase its interests in the GB Property and Claridge Corporation, including interest, is included in "Due to Affiliates" in the Consolidated Balance Sheets and totals $77.5 million.

       In February 2001, the Icahn affiliates sold their entire Claridge Corporation portfolio ($37.1 million face amount of Claridge Notes) for the following additional interest in GB Holdings, Inc. ("GB Holdings"):
       (i) 779,861 common shares of GB Holdings and (ii) $15.96 million face amount of GB Property First Mortgage Notes ("GB Notes"), plus $21.56 million in cash. As a result, affiliates of the General Partner are, in effect, holding on behalf of the Company (i) approximately 3.6 million common shares of GB Holdings and (ii) $26.9 million face amount of GB Notes, to which the Company will become entitled and obligated to purchase for approximately $70 million when it is fully licensed. The Company no longer has any interests in the Claridge.

c. In 1998 and 1999, the Company purchased approximately $88.4 million of senior debt of Philip Services Corp. and Philip Services (Delaware), Inc. ("Philips") for approximately $39.6 million. The

       Company also received a repayment from asset sales of approximately $5.6 million. In addition, an affiliate of Icahn purchased approximately $275 million of senior debt of Philips and also owned common shares of Philips. Philips is a Canadian-based company in the waste recovery business.

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

       For accounting purposes, the Company classifies its interest in New Philips stock and debt securities as available for sale. These investments are carried at fair market value in the Consolidated Balance Sheets. At December 31, 2000, unrealized holding losses of $3,652,000 have been recorded in

       Partners' Equity and the carrying value of the investments was approximately $25,159,000.

   7.  EQUITY INTEREST IN GB HOLDINGS, INC.

       The Company reflects its pro rata equity interest in GB Holdings, Inc. under this caption in the Consolidated Balance Sheets. In October 2000, the Company recorded an obligation to an Icahn affiliate of $32.5 million for its pro rate share of its equity interest. The Company accounts for its investment under the equity method of accounting. "Equity in the losses of GB Holdings, Inc." of $2.1 million have been recorded in the Consolidated Statements of Earnings ( see Note 6) .

   8.  HOTEL AND CASINO OPERATING PROPERTY


       In 1997 and 1998, the Company invested approximately $60.7 million to purchase approximately $98.5 million face value of 14 1/4% First Mortgage Notes, due May 15, 2002, issued by the Stratosphere Corporation ("Stratosphere"), which had approximately $203 million of such notes outstanding. An affiliate of the General Partner owned approximately $83.3 million face value of such Notes. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

       Stratosphere and its wholly owned subsidiary Stratosphere Gaming Corp. filed voluntary petitions on January 27, 1997, for Chapter 11 Reorganization pursuant to the United States Bankruptcy Code. Stratosphere filed a Second Amended Plan of Reorganization which provided for the holders of the First Mortgage Notes to receive 100% of the equity in the reorganized entity and therefore provided the Company and its affiliate with a controlling interest. Such plan was approved by the Bankruptcy Court on June 9, 1998 but was not effective until certain governmental approvals were obtained including, among other things, gaming licenses from the Nevada Gaming Authority.

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

       On March 24, 2000, the Company purchased an additional 50,000 shares of the common stock of Stratosphere from the affiliate of the General Partner for approximately $2 million, increasing its ownership interest to approximately 51%.

       In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. The Company subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned by it. Stratosphere stockholders not affiliated with Icahn will receive a cash price of $45.32 per share and Icahn related stockholders will receive a cash price of $44.33 per share. Stratosphere will invest up to $100 million for the construction of an additional 1,000 hotel rooms and related amenities and to purchase the leasehold interest in the shopping center located on its premises. The Company advanced approximately $39.75 million to Stratosphere in the year ended December 31, 2000. The advances and related interest expense have been eliminated in consolidation.

       In the year ended December 31, 1997, the Company recorded a provision for loss on mortgages receivable of $9,790,000.

       In the years ended December 31, 1999 and 1998, approximately $4.3 million and $1.2 million, respectively, of "Interest expense" due to an affiliate has been recorded in the Consolidated Statements of Earnings.

       Stratosphere's property and equipment consist of the following as of December 31, 2000 and December 26, 1999 (in thousands):

                                                     December 31,    December 26,
                                                        2000            1999
                                                     ------------    ------------
       Land and improvements, including land
         held for development                         $ 18,672         $ 18,580
       Building and improvements                        71,966           59,657
       Furniture, fixtures and equipment                27,757           25,699
       Construction in progress                         52,520           17,442
                                                      --------         --------
                                                       170,915          121,378
       Less accumulated depreciation and
         amortization                                  (18,580)         (10,227)
                                                      --------         --------
                                                      $152,335         $111,151
                                                      ========         ========

       Included in property and equipment at December 31, 2000 and December 26, 1999, are assets recorded under capital leases of $17.2 million.

       Stratosphere's operations for the years ended December 31, 2000, 1999 and 1998 have been included in "Hotel and casino operating income and expenses" in the consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $8,582,000, $8,337,000 and $2,116,000 of depreciation and amortization for the years ended December 31, 2000, 1999 and 1998, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.


9.     RECEIVABLES AND OTHER ASSETS

a. In July 1996, the Company had a 70% and 30% limited and general partner interest, respectively, in Boreas Partners, L.P., ("Boreas"), a Delaware limited partnership. Boreas became a limited partner of Raleigh Capital Associates, L.P. ("Raleigh") for the purpose of investing in ARVIDA/JMB Partners,

       L.P. ("Arvida") a real estate partnership.

       On December 23, 1998, Raleigh sold all of its limited partnership interest in Arvida for approximately $47,697,000. The Company received approximately $20,000,000 of net sale proceeds. A gain of approximately $5,562,000 was recorded by the Company on the disposition of the units.

b. On March 12, 1998 the Company, through its affiliate Olympia Investors, L.P. ("Olympia"), initiated tender offers to purchase up to 160,000 units of limited partnership interest in Integrated Resources High Equity Partners Series 85 ("HEP 85") at a purchase price of $95 per unit, up to 235,000 units of High Equity Partners L.P. -- Series 86 ("HEP 86") at a purchase price of $85 per unit and up to 148,000 units of High Equity Partners L.P. -- Series 88 ("HEP 88") at a purchase price of $117 per unit (subsequently increased to $125.50 per unit). The offers expired on July 24, 1998.

       On September 17, 1998, pursuant to the tender offers, the Company paid approximately $7.5 million for 30,842 units of HEP 85; 32,104 units of HEP 86; and 14,687 units of HEP 88. In January 1999, the Company paid an additional $108,240 for 290 units of HEP 85; 646 units of HEP 86; and 268 units of HEP 88.

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

       In 1998 and 1999, the Company received approximately $4,018,000 and $58,000, respectively, in payment of a total of 15,566 units of HEP 85; 16,375 units of HEP 86; and 7,478 units of HEP 88.

       In October 2000, the Company sold its entire interest in HEP 85, 86, and 88 for $7,500,000 to an unaffiliated third party. A gain of approximately $3,360,000 was recognized in the year ended December 31, 2000.

10.    MORTGAGES AND NOTES RECEIVABLE
       (in $000's)

                                                                                            Balance at
Collateralized by                                        Balance        Monthly            December 31,
Property Tenanted             Interest   Maturity           at          Payment      -------------------------
By or Debtor                    Rate       Date          Maturity        Amount          2000         1999
--------------------          --------   --------        --------       -------      -----------   -----------
                                                                                                    (Restated)
Held for investment

Easco Corp.             (d)      8.875%    02/98 (d)      $3,587          $27 (a)    $    3,453     $   3,454

Queens Moat Houses,
    P.L.C. (Note
    receivable)         (b)   Variable     12/00           4,036 (b)       -- (b)            --         3,798

931 First Ave           (c)    Various   Various              --           -- (c)        13,657            --

Other                                                                                     2,836         3,703
                                                                                     -------------  -----------
                                                                                     $   19,946     $  10,955
                                                                                     =============  ===========

(a) As of January 31, 1999, the purchase money mortgage was amended. The maturity date was extended to February 2000 under similar terms. Currently, the Company has initiated foreclosure action.

(b) On August 15, 1995, the Company invested approximately $7.1 million in a note receivable by purchasing a portion (approximately 1.85%) of an unsecured Senior Term Facility Agreement ("Facility Agreement"). The borrower was Queens Moat Houses P.L.C. ("Queens Moat") and certain subsidiaries. Queens Moat was a United Kingdom based hotel operator with properties in the U.K., Germany, Netherlands, France and Belgium.

(c) On November 30, 2000, AREP entered into a mezzanine loan agreement to fund $23 million in two tranches to an unaffiliated borrower. The funds are to be used for certain initial development costs associated with a 65 unit condominium property located in New York City. The first tranche of $10 million was funded on November 30, 2000 and provides for interest accruing at a rate of 25% per annum, with principal and interest due at maturity, May 29, 2003. Also, on November 30, 2000, approximately $3.7 million of the second tranche of the loan was funded. The balance of approximately $9.3 million is expected to be funded in installments during 2001. The second tranche provides for interest accruing at a rate of 21.5% per annum with principal and interest due at maturity, November 29, 2002. The loans may be prepaid at anytime from the proceeds of unit sales after satisfaction of senior debt of approximately $45 million. The loans are secured by the pledge of membership interests in the entity that owns the real property.

(d) The Company has generally not recognized any profit in connection with the property sales in which the above purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received.

11.    HOTEL AND RESORT OPERATING PROPERTIES

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

       In June 1998, a Chapter 11 plan of reorganization proposed by the Company was approved by the Bankruptcy Court. In late July 1998, the Company acquired substantially all of the debtor's assets including two golf courses, other recreational facilities, condominium and time share units and land for future development. The Company assumed mortgage debt of approximately $8.5 million (subsequently repaid) and made other payments to creditors of approximately $3.5 million.

       Total initial costs of approximately $28 million were classified as follows: approximately $17.4 million as "Hotel and resort properties", $8.9 million as "Land and construction-in-progress" and $1.7 million as "Other assets" on the Consolidated Balance Sheet. Resort operations for the period beginning August 1, 1998 have been included in the "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating income" less "hotel and resort operating expenses") resulted in income of approximately $907,000, $3,654,000 and $841,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Hotel and resort operating expenses include all expenses except for approximately $931,000, $704,000 and $216,000 of depreciation and amortization and $0, $0 and $273,000 of interest expense for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings.

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

       The Company previously sold the hotel located in Phoenix. In April 1999, the Company acquired the underlying land of the Miami Hotel for approximately $1.9 million. At December 31, 2000, the property located in Miami Florida has a carrying value of approximately $5,574,000 and is unencumbered by any mortgages.

       The Company entered into a management agreement for the operation of the hotels with a national management organization. Since August 7, 1992, the hotels have been included in Hotel and Resort Operating Properties and their revenues and expenses separately disclosed in the Consolidated Statements of Earnings. Net hotel and resort operations ("hotel and resort operating revenues" less "hotel and resort operating expenses") totaled approximately $614,000, $800,000 and $271,000 for the years ended December 31, 2000,
       1999 and 1998, respectively. Hotel and resort operating expenses include all expenses except for approximately $602,000, $628,000 and $577,000 of depreciation for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are included in their respective caption in the Consolidated Statements of Earnings.

12.    SIGNIFICANT PROPERTY TRANSACTIONS

       Information on significant property transactions during the three-year period ended December 31, 2000 is as follows:

       a. On February 19, 1998, the Company sold a property located in Palo Alto, California to its tenant, Lockheed Missile and Space Company, Inc. for a selling price of approximately $9,400,000. As a result, the Company recognized a gain of approximately $4,130,000 in the year ended December 31, 1998.

       b. In August 1998, the Company purchased an industrial building located in Hebron, Kentucky. The property is net leased to United Parcel Service ("UPS"). The purchase price was $21,080,000 which included the simultaneous funding of a mortgage for $19,480,000. See Note 13c. for details on the mortgage.

              The lease term, which commenced on June 1, 1998, is for an initial term of ten years at $1,861,240 per year for the first five years and $2,138,304 per year in years six to ten. There are three five year renewal periods at increased rentals.

       c. In August 1998, the Company purchased a manufacturing facility located in Germantown, Wisconsin. The property is net leased to Stone Container Corporation. The purchase price was $9,025,000 cash. The lease term, which commenced May 1, 1998, is for eleven years at approximately $807,150 per year increasing 2% annually. There is one five year renewal period at approximately $1,013,429 per year increasing 3% annually. See note 13d. for mortgage details.

       d. In July 1999, the Company sold a property located in Burbank, California to its tenant, Lockheed Missile and Space Company, Inc., for a selling price of $9.8 million. A gain of approximately $3.4 million was recorded in the year ended December 31, 1999.

       e. In July 1999, the Company purchased an office and industrial facility located in Madison, Wisconsin. The property is net leased to Rayovac Corporation. The purchase price was $22,000,000 (see
              Note 13e. for mortgage details). The lease term, which commenced December 15, 1985, is for twenty-eight years with rent currently at approximately $1,641,000 per year until December 31, 1999. In 2000, a scheduled cumulative consumer price index ("CPI") rent adjustment occurred with a new rent of approximately $2 million per year. There are several additional CPI adjustments over the initial term of the lease which are based on the increase in the CPI since base year 1987. There is one ten year renewal period with rent based on additional CPI adjustments.


       f. In November 1999, the Company sold a property located in Santa Clara, California, tenanted by Wickes, for a selling price of $5.9 million. As a result, the Company recognized a gain of approximately $5.1 million in the year ended December 31, 1999.

       g. On March 30, 2000, the Company acquired a five story multi-tenant office building located in Alexandria, VA for approximately $27.5 million cash. The building, which was recently renovated, has approximately 140,000 square feet of rentable space and is 96% occupied. Lease terms range from 5-12 years with lease expirations ranging from December 2004 to March 2011. Annual net operating income is anticipated to be approximately $2.7 million. See Note 13f. for mortgage details.

       h. On March 31, 2000, the Company entered into a lease cancellation and termination agreement with the Grand Union Company, a tenant in a Mt. Kisco, N.Y. distribution center owned by the Company. In accordance with the agreement, the Company paid $1.15 million to the tenant to cancel the lease (which had an annual rental of approximately $900,000) to obtain control of the property. The lease cancellation payment has been capitalized in "Real estate leases accounted for under the operating method" in the Consolidated Balance Sheets.

              At December 31, 2000, the property had a carrying value of approximately $7,934,000. The mortgage balance of approximately $4,137,000 was repaid in August 2000.

13.    MORTGAGES PAYABLE

       At December 31, 2000 mortgages payable, all of which are nonrecourse to the Company, are summarized as follows (in $000's):


                                                                   Annual
                                                                  Principal             Balance at
                                                                    and                 December 31
               Range of                    Range of               Interest       -------------------------
            Interest Rates                Maturities               Payment          2000            1999
       ----------------------      -------------------------     ----------      ----------    -----------
          7.080%  -   8.790%         7/31/01  -  12/31/18        $ 17,516        $ 164,635      $ 151,496
          9.000   -  10.125          2/28/01  -  12/31/13           4,963           17,414         27,891
                                                                 ----------      ----------    -----------

                                                                 $ 22,479        $ 182,049      $ 179,387
                                                                 ==========      ==========    ===========

       The following is a summary of the anticipated future principal payments of the mortgages:


                       Year ending
                      December 31,                  Amount
                 ------------------------       ----------------
                 2001                           $       8,902
                 2002                                   7,300
                 2003                                   7,598
                 2004                                   7,510
                 2005                                   7,824
                 2006-2010                             97,812
                 2011-2015                             35,862
                 2016-2020                              9,241
                                                ----------------

                                                $     182,049
                                                ================


       a. March 31, 1998, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $12.4 million, which is secured by a mortgage on two multi-tenant industrial buildings located in Hebron, Kentucky acquired in December of 1997. The loan bears interest at 7.21% per annum and matures July 15, 2008, at which time the remaining principal balance of approximately $10.8 million will be due. Annual debt service is approximately $1,027,000.

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

       d. On June 30, 1999, the Company executed a mortgage loan and obtained funding in the principal amount of approximately $6.3 million, which is secured by a mortgage on an industrial building tenanted by Stone Container Corporation, located in Germantown, Wisconsin. The loan bears interest at 7.25% per annum and matures July 1, 2009, at which time the remaining principal balance of approximately $5 million will be due. Annual debt service is approximately $546,000.

       e. On September 15, 1999, the Company executed a mortgage loan and obtained funding in the principal amount of $16.1 million, which is secured by a mortgage on an office and industrial facility tenanted by Rayovac Corporation, located in Madison, Wisconsin. The loan bears interest at 7.99% per annum and matures September 2014, at which time the remaining principal balance of approximately $6.3 million will be due. Annual debt service is approximately $1,416,000 through December 2003 and approximately $1,772,000 thereafter.

       f. On August 22, 2000, the Company executed a mortgage loan and obtained funding in the principal amount of $19.6 million, which is secured by a mortgage on a five story multi-tenant office building located in Alexandria, VA. The loan bears interest at 8.43% per annum and matures September 2012, at which time the remaining principal balance of approximately $14.9 million will be due. Annual debt service is approximately $1,883,000.

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

              On April 12, 1995, the Company received approximately $108.7 million, the gross proceeds of the 1995 Offering, from its subscription agent and a capital contribution of approximately $2.2 million from its General Partner. The Company issued 1,975,640 Preferred Units and an additional 11,853,840 Depositary Units. Trading in the Preferred Units commenced March 31, 1995 on the New York Stock Exchange ("NYSE") under the symbol "ACP PR". The Depositary Units trade on the NYSE under the symbol "ACP".

       b. In September 1997, the Company completed its 1997 Rights Offering (the "1997 Offering") to holders of its Depositary Units. The aggregate amount raised in the 1997 Offering was approximately $267 million, which is expected to be used primarily for additional investment opportunities. The Preferred and Depositary Units issued under the 1997 Rights Offering carry the same rights and designations as those issued in 1995.

              On September 25, 1997 the Company received approximately $267 million, the gross proceeds of the 1997 Offering, from its subscription agent and a capital contribution of approximately $5.4 million from its General Partner. Expenses incurred in connection with the 1997 Offering were approximately $400,000. The Company issued an additional 5,132,911 Preferred Units and 20,531,644 Depositary Units. The Preferred and Depositary Units trade on the New York Stock Exchange under the symbols "ACP PR" and "ACP", respectively.

              On March 31, 1999, the Company distributed 383,380 Preferred Units to holders of record as of March 15, 1999. On March 31, 2000, the Company distributed 403,022 Preferred Units to holders of record as of March 15, 2000. As of December 31, 2000 and 1999, 8,463,459
              and 8,060,437 Preferred Units, respectively, are issued and outstanding.

              At December 31, 2000, affiliates of the General Partner owned 7,322,873 Preferred Units.

15.    TENDER OFFER

       On November 20, 1998, affiliates of Icahn made an offer to purchase up to 10,000,000 of the outstanding Depositary Units at a purchase price of $10.50 per Depositary Unit, net to the seller in cash, without interest (the "1998 Tender Offer"). As a result, Leyton LLC, an affiliate of Icahn, purchased 6,568,165 Depositary Units.


       As of December 31, 2000, Icahn affiliates own 39,409,836 Depositary
       Units.

16.    INCOME TAXES (IN $000'S)

                                                          December 31,
                                               -----------------------------------
                                                    2000                1999
                                               ---------------     ---------------
                                                                     (Restated)
The difference between the book basis and
tax basis of the net assets of the Company,
not directly subject to income taxes, is
as follows:

         a.    Book basis of American Real
               Estate Partner's net assets
               excluding Stratosphere Corp.        $1,042,945          $1,029,308

               Excess of book over
               tax basis                              (44,319)           (111,872)
                                                  -----------         -----------
               Tax basis of net assets             $  998,626          $  917,436
                                                  ===========         ===========


         b.   Stratosphere Corporation --

              Stratosphere recorded a provision for income taxes of $2,772 and $1,048 in the years ended December 31, 2000 and 1999, respectively, which has been included in "Hotel and casino operating expenses" in the Consolidated Statements of Earnings.

              The tax effect of significant differences representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2000 and 1999 (in thousands):


                                                              2000             1999
                                                          ------------     ------------

              Excess of tax over book basis of
                assets due primarily to write-down
                of assets                                 $ 74,918          $ 77,088

              Other                                          6,996             7,431
                                                          ---------        ----------

              Total temporary differences and
                   carryforwards                            81,914            84,519

              Valuation  allowance                         (81,914)          (84,519)
                                                          ---------        ----------

              Total deferred tax assets (liabilities)     $     --          $     --
                                                          =========        ==========

              Stratosphere recorded a valuation allowance at December 31, 2000 and December 26, 1999, relating to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized.

              SFAS 109 requires a "more likely than not" criterion be applied when evaluating the realizability of a deferred tax asset. Given the Stratosphere's history of losses for income tax purposes, the volatility of the industry within which Stratosphere operates, and certain other factors, Stratosphere has established a valuation allowance principally for the deductible temporary differences, including the excess of the tax basis of Stratosphere's assets over the basis of such assets for financial purposes, which may not be realizable in future periods. After application of the valuation allowance, Stratosphere's net deferred tax assets and liabilities are zero. In the event that Stratosphere recognizes, in subsequent years,the tax benefit of any deferred tax asset that existed on the date the reorganization became effective, such tax benefit will be reported as a direct addition to contributed capital.

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)
       (IN $ THOUSANDS, EXCEPT PER UNIT DATA)


                                                                            Three Months Ended
                                                 -------------------------------------------------------------------------
                                                            March 31,                               June 30,
                                                 ---------------------------------      ----------------------------------
                                                     2000                1999                2000                1999
                                                 --------------      -------------      ---------------      -------------
                                                                      (Restated)                              (Restated)
       Revenues                                  $   75,367          $   69,524         $    82,315          $    75,312
                                                 ==============      =============      ===============      =============

       Earnings before property
           and securities transactions
           and minority interest                 $   14,674          $   15,615         $    20,296          $   16,285
       Gains on property transactions                   997               1,889               1,109                 966
       Gain on sale of marketable
           equity securities                            --                   --                  --              28,590
       Provision for loss on real estate                --                 (227)               (232)                 --
       Minority interest in net earnings
           of Stratosphere Corp.                       (973)             (1,091)               (566)                (62)
                                                 --------------      -------------      ---------------      -------------

       Net earnings                              $   14,698          $   16,186         $    20,607          $   45,779
                                                 ==============      =============      ===============      =============
       Net earnings per limited
           partnership unit:
              Basic earnings                     $     .26      $          .29          $       .42          $      .88
                                                 ==============      =============      ===============      =============
              Diluted earnings                   $     .23      $          .26          $       .36          $      .74
                                                 ==============      =============      ===============      =============


                                                                            Three Months Ended
                                                 -------------------------------------------------------------------------
                                                          September 30,                           December 31,
                                                 ---------------------------------      ----------------------------------
                                                     2000                1999                2000                1999
                                                 --------------      -------------      ---------------      -------------
                                                                      (Restated)                              (Restated)
       Revenues                                  $   78,604          $   81,010         $    78,694          $    69,158
                                                 ==============      =============      ===============      =============

       Earnings before property and
           securities transactions
           and minority interest                 $   18,935          $   19,839         $    15,119          $    16,377
       Gains on property transactions                   357               4,902               4,300                6,214
       Gain on sale of limited
           partnership interests                         --                  --               3,461                   --
       Provision for loss on real estate               (259)             (1,137)               (860)                (582)
       Minority interest in net earnings
           of Stratosphere Corp.                       (564)                (51)               (644)                 202
                                                 --------------      -------------      ---------------      -------------

       Net earnings                              $   18,469          $   23,553         $    21,376          $    22,211
                                                 ==============      =============      ===============      =============
       Net earnings per limited
           partnership unit:
              Basic earnings                     $      .37          $      .38         $       .44          $       .40
                                                 ==============      =============      ===============      =============
              Diluted earnings                   $      .33          $      .33         $       .38          $       .34
                                                 ==============      =============      ===============      =============

       Net earnings per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

18.    SEGMENT  REPORTING

       The Company is engaged in five operating segments consisting of the ownership and operation of (i) rental real estate (ii) hotel and resort operating properties (iii) hotel and casino operating property (iv) property development, and (v) investment in securities including investment in other limited partnerships and marketable equity and debt securities. The Company's reportable segments offer different services and require different operating strategies and management expertise.

       Nonsegment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. Nonsegment assets to reconcile to total assets includes investment in treasury bills, cash and cash equivalents, receivables and other assets.

       The accounting policies of the segments are the same as those described in Note 2.

       The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations is not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

       The revenues, net earnings, assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the years ended and as of December 31, 2000, 1999 and 1998 ($ in thousands):


                                                          2000              1999              1998
                                                     -------------     -------------     --------------
                                                                        (Restated)          (Restated)
       Revenues:
         Hotel & casino operating property           $   132,762       $   123,227       $     30,586
         Land, house and condominium sales                76,180            71,224             45,651
         Rental real estate                               43,268            43,156             42,633
         Hotel & resort operating properties              21,617            21,092              8,846
         Other investments                                 5,740            12,203             20,096
                                                     -------------     -------------     --------------
                         Subtotal                        279,567           270,902            147,812

       Reconciling items                                  35,413  (1)       24,102  (1)        25,429  (1)
                                                     -------------     -------------     --------------

                         Total revenues              $   314,980       $   295,004       $    173,241
                                                     =============     =============     ==============

       (1) Primarily interest income on T-bills and other short-term investments and other income.

                                                                   2000                  1999                  1998
                                                               --------------       ---------------       ---------------
                                                                                      (Restated)            (Restated)
       Net earnings:
       Segment earnings:
           Land, house and condominium sales                   $     17,687         $     17,880          $      9,269
           Hotel & casino operating property                         13,765               10,284                 1,932
           Rental real estate                                        39,268               40,233                39,984
           Hotel and resort operating properties                      1,397                3,994                 1,193
           Other investments                                          5,740               12,203                20,096
                                                                --------------       ---------------       ---------------
              Total segment earnings                                 77,857               84,594                72,474

       Interest income                                               35,413               24,102                25,429
       Interest expense                                             (17,820)             (19,010)              (16,498)
       General and administrative expenses                           (7,475)              (7,526)               (5,625)
       Depreciation and amortization                                (15,098)             (14,044)               (7,073)
       Bayswater acquisition costs                                   (1,750)                  --                    --
       Equity in losses of GB Holdings, Inc.                         (2,103)                  --                    --
                                                                --------------       ---------------       ---------------
           Earnings before property and securities
              transactions and minority
              interest                                               69,024               68,116                68,707
       Gain on sales and disposition of real estate                   6,763               13,971                 9,065
       Gain on sale of limited partnership
           interests                                                  3,461                   --                 5,562
       Provision for loss on real estate                             (1,351)              (1,946)               (1,180)
       Gain on sale of marketable equity securities                     --                28,590                    --
       Minority interest in net (earnings) loss of
           Stratosphere Corp.                                        (2,747)              (1,002)                   95

       General partner's share                                       (2,925)             (13,820)              (13,017)
                                                                --------------       ---------------       ---------------

       Net earnings - limited partners' unitholders            $     72,225         $     93,909          $     69,232
                                                                ==============       ===============       ===============

                                                                    2000                   1999                   1998
                                                               ----------------       ----------------       ----------------
                                                                                        (Restated)             (Restated)
      Assets:
          Rental real estate                                   $   379,396            $   375,268            $    381,554
          Hotel and casino operating property                      152,335                111,151                 114,555
          Land and construction-in-progress                         75,952                 99,252                  91,836
          Hotel and resort operating properties                     32,918                 30,678                  23,151
          Other investments                                        113,041                 78,352                 264,039
                                                               ----------------       ----------------       ----------------
                                                                   753,642                694,701                 875,135

          Reconciling items                                        669,345                670,160                 442,183
                                                               ----------------       ----------------       ----------------
                        Total                                  $ 1,422,987            $ 1,364,861            $  1,317,318
                                                               ================       ================       ================

      Real estate investment capital expenditures:
      Acquisitions:
          Rental real estate                                   $    27,326            $    23,954            $     30,218
          Land and construction-in-progress                             --                     --                  25,680
          Hotel and casino operating property                       16,666                  6,045                   2,618
          Hotel and resort operating properties                         --                  3,870                  18,558
                                                               ----------------       ----------------       ----------------
                                                               $    43,992            $    33,869            $     77,074
                                                               ================       ================       ================

      Developments:
          Rental real estate                                   $     2,760            $       177            $        112
          Land and construction-in-progress                            847                  1,504                     542
          Hotel and casino operating property                       28,135                     --                      --
          Hotel and resort operating properties                      6,091                  3,872                     384
                                                               ----------------       ----------------       ----------------
                                                               $    37,833            $     5,553            $      1,038
                                                               ================       ================       ================


19.    COMMITMENTS AND CONTINGENCIES


       a. In October 2000, Stratosphere Corp. settled the litigation regarding rental of its retail space and acquired the leasehold interest to the shopping center located on its premises for approximately $12.5 million.

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

              Plaintiffs allege that all defendants, in breach of their fiduciary duties to the Company, have caused the Company to engage in self-dealing or self-interested transactions which inure to the benefit of defendants. Plaintiffs' claims are alleged to arise out of two transactions: the February 1995 Rights Offering effectuated pursuant to a purportedly false and misleading prospectus; and Icahn's alleged use of his voting control to change the business purpose of the Company by amending the Partnership Agreement to permit the Company to make "non-real estate related investments," including investments in entities owned or controlled by Icahn.

              The Complaint seeks to have Plaintiffs appointed as class representative and that the putative class be certified. The Complaint also seeks an unspecified amount in damages and injunctive relief: (i) dissolving the Partnership; (ii) enjoining API from continuing to act as general partner of the Partnership;
              (iii) enjoining the Partnership from engaging in any transaction in which Icahn has either a direct or indirect interest, absent an affirmative vote of a majority of the outstanding Depositary Units held by the putative class; (iv) ordering API to exercise its fiduciary obligations and (v) compelling the Partnership to make periodic distributions on the Depositary Units. Furthermore, Plaintiffs seek damages resulting from the alleged breach of the Partnership Agreement for an unquantified amount. The Complaint also seeks costs and attorneys' fees. Management believes plaintiffs' claims are without merit and intends to vigorously defend against them.

       c. In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the Company's financial statements taken as a whole.


20.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       The approximate estimated fair values of the mortgages and notes receivable held as of December 31, 2000 and 1999 are summarized as follows (in 000's):

                                          At December 31, 2000
                               -------------------------------------------
                                      Net                   Estimated
                                   Investment              Fair Value
                               -------------------      ------------------
              Total                  $15,279                  $17,757


                                      At December 31, 1999 (Restated)
                                 -------------------------------------------
                                        Net                   Estimated
                                     Investment              Fair Value
                                 -------------------      ------------------

              Total                   $5,788                   $8,839

       The net investment at December 31, 2000 and 1999 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

       Limitations

       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

21.    REPURCHASE OF DEPOSITARY UNITS

       In October 1998, the Company repurchased 100,000 Depositary Units at a cost of $737,500. The Company had previously been authorized to repurchase up to 1,250,000 Depositary Units. As of December 31, 2000, the Company had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000.

22.    SUBSEQUENT EVENTS

       Pursuant to the terms of the Preferred Units, on February 22, 2001, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable April 2, 2001 to holders of record as of March 15, 2001.

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NONE

                                    PART III

Item 10.    Directors and Executive Officers of AREP.

      The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

Name                             Age                   Office
----                             ---                   ------
Carl C. Icahn                     65                   Chairman of the Board
William A. Leidesdorf             55                   Director
Jack G. Wasserman                 64                   Director
Albo J. Antenucci, Jr.            44                   Executive Vice President
                                                       and Chief Operating
                                                       Officer
Martin L. Hirsch                  46                   Executive Vice President
                                                       and Director of
                                                       Acquisitions and
                                                       Development
John P. Saldarelli                59                   Vice President, Chief
                                                       Financial Officer,
                                                       Secretary and Treasurer




      Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He is also President and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a Delaware corporation ("SHC") and Chairman of the Board and a Director of various of SHC's subsidiaries, including ACF Industries, Inc., a New Jersey corporation ("ACF"). SHC is primarily engaged in the business of holding, either directly or through subsidiaries, a majority of the common stock of ACF and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. ACF and Icahn & Co., Inc. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. Since October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has also served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations that invest in publicly traded securities.

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

                                     III-1

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

      Martin L. Hirsch has served as a Vice President of the General Partner since 1991, focusing on investment, management and disposition of real estate properties and other assets. From January, 1986 to January, 1991, Mr. Hirsch was a Vice President of Integrated Resources, Inc. where he was involved in the acquisition of commercial real estate properties and asset management. In 1985 and 1986, Mr. Hirsch was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. In 1998, Mr. Hirsch was appointed to the Board of Directors of National Energy Group, Inc., an independent public energy company primarily engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas. Also in 1998, Mr. Hirsch was appointed to the Board of Directors of Stratosphere Corporation. On March 23, 2000, Mr. Hirsch was elected to serve as Executive Vice President and Director of Acquisitions and Development of the General Partner.

      John P. Saldarelli has served as Vice President, Secretary and Treasurer of the General Partner since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993 and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. In October 1998, Mr. Saldarelli was appointed to the Board of Directors of Stratosphere. In June, 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. In December 2000, Mr. Saldarelli was elected to the Board of Directors of GB Holdings Inc.

      William Leidesdorf and Jack G. Wasserman are on the Audit Committee of the Board of Directors of the General Partner. AREP believes that the Audit Committee members are "independent" as defined in the applicable listing standards of the New York Stock Exchange. Under the rules of the New York Stock Exchange, on or before June 14, 2001, AREP intends to add a third independent director of the General Partner to the Audit Committee.

                                     III-2

      Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Directors who are also Audit Committee members receive quarterly fees of $6,250. Mr. Leidesdorf and Mr. Wasserman each received $18,750 of such fees in 2000. Prior to April 1, 2000, Directors received $3,000 for each meeting of the Board of Directors of the General Partner. In 2000, Mr. Leidesdorf and Mr. Wasserman each received $3,000 for attendance at a meeting of the Board of Directors of the General Partner.

      Each of the executive officers of the General Partner may perform services for other affiliates of the General Partner.

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


Filing of Reports

      To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2000.

                                     III-3

Item 11.    Executive Compensation.(1)


      The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 2000, 1999 and 1998.(2)

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
--------------------------------------------------------------------------------
      (a)                                       (b)                 (c)

Name and Principal Position                    Year              Salary ($)
---------------------------                    -----             ----------

Albo J. Antenucci, Jr.
Executive Vice President and Chief
Operating Officer                              2000               274,808

John P. Saldarelli(3)
Vice President, Secretary and Treasurer        2000               170,000
                                               1999               164,092
                                               1998               148,000
Martin L. Hirsch(3)
Executive Vice President and Director
of Acquisitions and Development                2000               290,000
                                               1999               237,692
                                               1998               209,600


      In February 1993, AREP adopted a 401K plan pursuant to which AREP will make a matching contribution to an employee's individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.



------------------
(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

(2) Carl C. Icahn, the Chief Executive Officer, received no compensation as such for the periods indicated. In addition, other than Albo J. Antenucci, Jr., Martin L. Hirsch and John P. Saldarelli, no other executive officer received compensation in excess of $100,000 from AREP for the applicable period.

(3) On March 18, 1991, Mr. Saldarelli was elected Vice President, Secretary and Treasurer of the General Partner, and in June, 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. On March 23, 2000, Martin
L. Hirsch was elected Executive Vice President and Director of Acquisitions and Development of the General Partner and Albo J. Antenucci, Jr. was elected Executive Vice President and Chief Operating Officer of the General Partner. Messrs. Saldarelli and Hirsch devote substantially all of their time to the performance of services for AREP and its investments and the General Partner. Mr. Antenucci devotes a substantial portion of his time to the performance of services for AREP and Bayswater and received a portion of his compensation in 2000 from Stratosphere. The other executive officer and directors of the General Partner devote only a portion of their time to performance of services for AREP.

                                     III-4

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management.

      As of March 15, 2001, affiliates of Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 39,409,836 Depositary Units, or approximately 85.5% of the outstanding Depositary Units, and 7,322,873 Preferred Units, or approximately 86.5% of the outstanding Preferred Units.

      The affirmative vote of Unitholders holding more than 75% of the total number of all Depositary Units then outstanding, including Depositary Units held by the General Partner and its affiliates, is required to remove the General Partner. Thus, since Icahn, through affiliates, holds approximately 85.5% of the Depositary Units outstanding, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including affiliates of Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, as affiliates of Icahn hold in excess of 50% of the Depositary Units outstanding, Icahn, through affiliates, will have effective control over such approval rights.

      The following table provides information, as of March 5, 2001, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.




                        Beneficial                     Beneficial
Name of                Ownership of       Percent     Ownership of      Percent
Beneficial Owner      Depositary Units    of Class   Preferred Units    of Class
----------------      ----------------    --------   ---------------    --------
Carl C. Icahn(1)          39,409,836         85.5%     7,322,873         86.5%
All directors and
executive officers
as a group (6 persons)    39,409,836         85.5%     7,322,873         86.5%


      As described above, affiliates of Icahn hold 85.5% of the Depositary Units and 86.5% of the outstanding Preferred Units. Entities directly or indirectly owned by Icahn that are members of a controlled group for purposes of the Employee Retirement Income Security Act of 1974, as amended

---------------------
(1) Carl C. Icahn, through affiliates, is the beneficial owner of the 39,409,836 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 28,642 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary. Furthermore, pursuant to a registration rights agreement entered into by affiliates of Icahn in connection with the 1997 Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by affiliates of Icahn.

                                     III-5

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

      Pursuant to a settlement (the "Settlement") entered into in 1993 by the PBGC and Trans World Airlines, Inc. ("TWA"), among others, in connection with the Chapter 11 bankruptcy case of TWA, as amended and revised to date, Pichin became the sponsor directly liable for minimum funding obligations of the pension plans for TWA employees (the "TWA Plans"), which TWA Plans had theretofore been frozen. As a member of the Controlled Group (which includes Pichin), AREP would be jointly and severally liable, together with all the other entities in the Controlled Group, for minimum funding obligations applicable with respect to the TWA Plans. Effective as of January 1, 2001, pursuant to the Settlement, Pichin terminated the minimum funding obligations with respect to the TWA Plans by causing a termination of those plans. In the event of a termination of the TWA Plans, the Settlement provides that termination payments are limited to $30 million per year for eight years and the PBGC's recourse for those termination payments is limited to collateral pledged to secure those payments.

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

      For the years ended December 31, 2000 and 1999, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 1999 and 2000 the General Partner was allocated approximately $1,907,000 and approximately $1,466,000 respectively, of the net earnings of AREP as a result of its 1.9% general partner interest in AREP.

      On March 31, 2000, Icahn received 348,706 Preferred Units as part of AREP's scheduled annual preferred unit distribution and is expected to receive an additional 366,143 Preferred Units in March 2001 as part of such scheduled annual preferred unit distribution.

      In March, 2000, AREP acquired from Icahn the assets of Bayswater Realty & Capital Corp., a land development company, and all of the ownership interests of its affiliated entities (collectively, "Bayswater"). The purchase price for the acquisition of Bayswater was approximately $84.35 million. The terms of the transaction were reviewed and approved by the Audit Committee. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family homes, multi-family homes and residential lots in subdivisions and in planned communities. Bayswater presently has ten residential subdivisions under development in New York and Florida. See Item 1. "Business - Investment Opportunities and Strategies - Real Estate Investments."

      Also in March, 2000, AREP acquired approximately an additional 2% interest in the Stratosphere Tower, Casino and Hotel ("Stratosphere") from affiliates of Mr. Icahn for approximately $2 million, giving it an aggregate interest in Stratosphere of approximately 51%. Stratosphere's Board of Directors has approved a proposal pursuant to which AREP would purchase all of the remaining interests in Stratosphere that it does not currently own from affiliates of Icahn and public shareholders for approximately $44.3 million. In addition, AREP has provided, and expects to continue to provide in the future, short-term financing to Stratosphere. Under the terms of such short-term financing arrangement, AREP has agreed to advance up to $100 million to Stratosphere. The terms of each of the Stratosphere purchases and the Stratosphere financing were reviewed and approved by the Audit Committee. See Item 1. "Real Estate Investments" for a discussion of AREP's investments in Stratosphere.

                                     III-7

      Further, in March, 2000, AREP transferred its interests in the Sands Hotel and Casino and the Claridge Hotel and Casino to an affiliate of the General Partner and received approximately $40.5 million therefor, however, as noted above, the transfer is subject to AREP's right and obligation to repurchase such interests in the event that it obtains the proper gaming license in New Jersey. See Item 1 - "Recent Acquisitions - Investment in Mortgages and Notes Receivable" for a discussion of AREP's investments in the Sands Hotel and Casino and its previous investment in the Claridge Hotel and Casino.

      In May 1995, AREP and an affiliate of the General Partner ("Affiliate") entered into an agreement with the third-party landlord of its leased executive office space. The agreement provided for AREP and the Affiliate to relocate their offices to an adjacent building also owned by the landlord which relocation occurred in September 1995. In accordance with the agreement, AREP entered into a lease, expiring in 2001, for 7,920 square feet of office space, at an annual rental of approximately $153,000. AREP has sublet to certain affiliates of the General Partner 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. Affiliates of the General Partner reimbursed AREP for approximately $62,000 in rent paid by AREP on its behalf during 1999 in connection with the new lease. The terms of the sublease were reviewed and approved by the Audit Committee. As part of the Bayswater acquisition, the sublease was terminated and AREP will be responsible for all costs under the lease. In addition, in 1997 AREP entered into a license agreement for a portion of office space from an affiliate of the General Partner. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, AREP has the non-exclusive use of approximately 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,436.20 per month, together with 16.79% of certain "additional rent." In November, 2000, AREP reduced its office size to approximately 2,275 square feet, which decreased its monthly rental to $11,185 plus 10.77% of certain "additional rent." In 2000, AREP paid an affiliate of the General Partner $206,119 of rent in connection with this licensing agreement. The terms of such license agreement were reviewed and approved by the Audit Committee.

      See Item 12. "Security Ownership of Certain Beneficial Owners and Management" for a discussion of the 1998 Tender Offer made by affiliates of Icahn and the Icahn Controlled Group pension liability considerations.

      Stratosphere billed affiliates of the General Partner approximately $240,000 in each of the years ended December 31, 2000 and 1999 for administrative services performed by Stratosphere personnel. Stratosphere also received hotel revenue of approximately $.5 million in each of the years ended December 31, 2000 and 1999 in connection with a tour and travel agreement entered into with an affiliate of the General Partner.


Property Management and Other Related Transactions

      The General Partner and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by AREP. As development and other new properties are acquired, developed, constructed, operated, leased and financed, the General Partner or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and

                                     III-8
leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to AREP in accordance with the Partnership Agreement and customary to the industry. It is not possible to state precisely what role, if any, the General Partner or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions the General Partner or its affiliates might be paid in connection therewith since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. However, Unitholders may expect that, subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to AREP, the fees charged by the General Partner and its affiliates for the services described below generally will be within the ranges set forth below:

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

      In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefor. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee. In 2000, there were no such amounts. Finally, an affiliate of the General Partner provided certain administrative services to AREP in the amount of approximately $5,400 in 2000.

                                     III-9

      The Audit Committee meets on an annual basis, or more often if necessary, to review any conflicts of interest which may arise, including the payment by AREP of any fees to the General Partner or any of its affiliates. The General Partner and its affiliates may not receive duplicative fees.

      The functions of AREP's Audit Committee as set forth in the Partnership Agreement include (i) the review of AREP's financial and accounting policies and procedures, (ii) the review of the results of audits of the books and records of AREP made by AREP's outside auditors, (iii) the review of allocations of overhead expenses in connection with the reimbursement of expenses to the General Partner and its affiliates, and (iv) the review and approval of related party transactions and conflicts of interest in accordance with the terms of the Partnership Agreement.

      Pursuant to the Rules of the New York Stock Exchange ("NYSE"), on June 14, 2000, AREP approved and adopted its Audit Committee Charter. AREP intends to arrange for the appointment a third independent director to the Board of Directors of the General Partner who, along with Messrs. Leidesdorf and Wasserman, would comprise the Audit Committee as of the date of such appointment.

      The Audit Committee, comprised of Messrs. Leidesdorf and Wasserman, have confirmed that: (i) the Audit Committee reviewed and discussed AREP's 2000 audited financial statements with management, (ii) the Audit Committee has discussed with AREP's independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU Section 380),
(iii) the Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and (iv) based on the review and discussions referred to in clauses (i), (ii) and (iii) above, the Audit Committee recommended to the Board of Directors that AREP's 2000 audited financial statements be included in this Annual Report on Form 10-K.




                                     III-10

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.

(a)(1)      Financial Statements:

      The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                            Page
                                                            Number
                                                            ------
Independent Auditors' Reports                               II-12-13

Consolidated Balance Sheets -                               II-14-15
December 31, 2000 and 1999

Consolidated Statements of Earnings -                       II-16-17
Years ended December 31, 2000, 1999, and 1998

Consolidated Statements of Changes in Partners' Equity      II-18-19
and Comprehensive Income-Years ended
 December 31, 2000, 1999, and 1998

Consolidated Statements of Cash Flows -                     II-20-21
Years ended December 31, 2000, 1999 and
1998

Notes to Consolidated Financial Statements

(a)(2)      Financial Statement Schedules:                  II-22-60

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

      99.1 Audit Committee Charter (filed with the NYSE on June 14, 2000 and attached hereto).



(b)   Reports on Form 8-K:

      (1) A Form 8-K was filed on March 31, 2000 regarding a March 30, 2000 announcement of 1999 fourth quarter and full year financial results and that no distributions on Depositary Units were expected during 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

                         AMERICAN REAL ESTATE PARTNERS, L.P.

                         By: AMERICAN PROPERTY INVESTORS, INC.
                             General Partner

                         By:  /s/ Carl C. Icahn
                              ----------------------------
                                  Carl C. Icahn
                                  Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AREP and in the capacities and on the dates indicated.



Signature                             Title                       Date

/s/ Carl C. Icahn
-----------------------------         Chairman of the Board       March 30, 2001
   Carl C. Icahn                       (Principal Executive
                                        Officer)

/s/ William A. Leidesdorf
-----------------------------         Director                    March 30, 2001
   William A. Leidesdorf


/s/ Jack G. Wasserman
-----------------------------         Director                    March 30, 2001
   Jack G. Wasserman

/s/ John P. Saldarelli
-----------------------------         Treasurer                   March 30, 2001
   John P. Saldarelli                  (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership                Schedule III


                      REAL ESTATE OWNED AND REVENUES EARNED
            ---------------------------------------------------------

                                                                            Part 1 - Real estate owned at
                                                                    December 31, 2000 - Accounted for under the:
                                                                ----------------------------------------------------
                                                                                  Operating Method
                                                                ----------------------------------------------------
                                                                                                                       Amount
                                                                                                                      Carried
                                                        No. of       Amount of      Initial Cost       Cost of        at close
                                               State  Locations   Encumberances      to Company     Improvements     of period
-------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
        Acme Markets, Inc. and FPBT of Penn.      PA          1                        $2,004,393                    $2,004,393
        Alabama Power Company                     AL          5
        Amer Stores and The Fidelity Bank         PA          1
        Amer Stores, Eckerd & Marburn             NJ          1                         2,043,567         $2,074      2,045,641
        American Recreation Group, Inc.           NC          1
        Atrium                                    VA          1      $19,522,342       27,326,971                    27,326,971
        Best Products Co., Inc.                   VA          1                         3,303,553                     3,303,553
        Caldor, Inc.                              MA          1
        Chesebrough-Pond's Inc.                   CN          1                         1,549,805                     1,549,805
        Chomerics, Inc.                           MA          1
        Collins Foods International, Inc.         OR          3                           250,812                       250,812
        Collins Foods International, Inc.         CA          1                           134,253                       134,253
        Dillon Companies, Inc.                    MO          1                           546,681                       546,681
        Dillon Companies, Inc.                    LA          6
        Duke Power Co.                            NC          1        1,825,863
        European American Bank and Trust Co.      NY          1                         1,355,210                     1,355,210
        Farwell Bldg.                             MN          1          145,257        5,081,105                     5,081,105
        Federated Department Stores, Inc.         CA          1
        First National Supermarkets, Inc.         CT          1       11,743,657
        First Union National Bank                 NC          1
        Fisher Scientific Company                 IL          1                           597,806                       597,806
        Forte Hotels International, Inc.          NJ          1
        Fox Grocery Company                       WV          1          657,698
        Gino's, Inc.                              MO          1
        Gino's, Inc.                              CA          1
        Gino's, Inc.                              OH          1                           314,012                       314,012
        Gino's, Inc.                              IL          1
        Golf Road                                 IL          1        6,953,744        9,288,263                     9,288,263
        Grand Union Co.                           NJ          1                           800,770                       800,770
        Grand Union Co.                           MD          1                           372,383                       372,383
        Grand Union Co.                           NY          3                         2,037,987                     2,037,987
        Grand Union Co.                           NY          1
        Grand Union Co.                           VA          1                           266,468                       266,468
        Whalen                                    NY          1                         6,784,020      1,150,000      7,934,020
        Gunite                                    IN          1                         1,134,565                     1,134,565
        G.D. Searle & Co.                         AL          1
        G.D. Searle & Co.                         IL          1
        G.D. Searle & Co.                         MN          1                           339,358                       339,358
        G.D. Searle & Co.                         IL          1                           323,559                       323,559
        G.D. Searle & Co.                         TN          1
        G.D. Searle & Co.                         MD          1
        Haverty Furniture Companies, Inc.         FL          1
        Integra A Hotel and Restaurant Co.        AL          2                           245,625                       245,625
        Integra A Hotel and Restaurant Co.        IL          1                           198,392                       198,392
        Integra A Hotel and Restaurant Co.        IN          1                           231,513                       231,513
        Integra A Hotel and Restaurant Co.        OH          1
        Integra A Hotel and Restaurant Co.        MO          1                           224,837                       224,837
        Integra A Hotel and Restaurant Co.        TX          1                           228,793                       228,793
        Integra A Hotel and Restaurant Co.        MI          1                           234,464                       234,464
        Intermountain Color                       KY          1                           560,444                       560,444
        J.C. Penney Company, Inc.                 MA          1                         2,484,262                     2,484,262
        Kelley Springfield Tire Company           TN          1                           120,946                       120,946
        K-Mart Corporation                        LA          1
        K-Mart Corporation                        WI          1
        K-Mart Corporation                        MN          1          405,000
        K-Mart Corporation                        FL          1
        K-Mart Corporation                        IA          1
        K-Mart Corporation                        FL          1                         2,636,000                     2,636,000
        K-Mart Corporation                        IL          1          125,235
        Kobacker Stores, Inc.                     MI          3                           163,687                       163,687
        Kobacker Stores, Inc.                     KY          1                            88,364                        88,364
        Kobacker Stores, Inc.                     OH          4                           298,496                       298,496
        Landmark Bancshares Corporation           MO          1
        Levitz Furniture Corporation              NY          1                           988,463                       988,463
        Louisiana Power and Light Company         LA          8                         5,485,848                     5,485,848
        Louisiana Power and Light Company         LA          7                         6,984,806                     6,984,806
        Marsh Supermarkets, Inc.                  IN          1                         5,001,933                     5,001,933

                                                         Part 1 - Real estate owned at
                                                              December 31, 2000 -
                                                           Accounted for under the:
                                                    ----------------------------------------
                                                              Operating Method                          Financing Method
                                                    ----------------------------------------    ------------------------------

                                                                               Rent due                        Minimum lease
                                                                             and accrued                        payments due
                                                                             or received                        and accrued
                                                    Reserve for             in advance at          Net            at end
                                                    Depreciation            end of period       Investment       of period
------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
        Acme Markets, Inc. and FPBT of Penn.              $1,501,988             ($21,292)
        Alabama Power Company                                                                  $6,370,933
        Amer Stores and The Fidelity Bank
        Amer Stores, Eckerd & Marburn                      1,578,829              (36,789)
        American Recreation Group, Inc.
        Atrium                                               454,328
        Best Products Co., Inc.
        Caldor, Inc.
        Chesebrough-Pond's Inc.                            1,164,101              (47,075)
        Chomerics, Inc.                                                                         5,444,955          (1,843)
        Collins Foods International, Inc.                      4,088
        Collins Foods International, Inc.                      2,322
        Dillon Companies, Inc.                               348,466              (11,217)
        Dillon Companies, Inc.
        Duke Power Co.                                                                          3,574,621
        European American Bank and Trust Co.               1,284,888
        Farwell Bldg.                                      1,841,243
        Federated Department Stores, Inc.
        First National Supermarkets, Inc.                                                      22,014,490
        First Union National Bank
        Fisher Scientific Company                            209,863
        Forte Hotels International, Inc.                                                        5,953,762         (59,447)
        Fox Grocery Company                                                                     2,767,099
        Gino's, Inc.
        Gino's, Inc.
        Gino's, Inc.                                           5,604
        Gino's, Inc.
        Golf Road                                            725,116
        Grand Union Co.                                       18,505
        Grand Union Co.                                      264,721
        Grand Union Co.                                       47,698
        Grand Union Co.
        Grand Union Co.                                      189,736
        Whalen
        Gunite                                             1,065,034              (20,207)
        G.D. Searle & Co.
        G.D. Searle & Co.
        G.D. Searle & Co.                                    162,252
        G.D. Searle & Co.                                    237,032
        G.D. Searle & Co.
        G.D. Searle & Co.
        Haverty Furniture Companies, Inc.
        Integra A Hotel and Restaurant Co.                                                      1,009,071
        Integra A Hotel and Restaurant Co.                                                        261,033
        Integra A Hotel and Restaurant Co.                                                        431,164
        Integra A Hotel and Restaurant Co.                                                        370,433
        Integra A Hotel and Restaurant Co.                                                        268,730
        Integra A Hotel and Restaurant Co.                                                        359,923
        Integra A Hotel and Restaurant Co.                                                        398,507
        Intermountain Color                                  497,490
        J.C. Penney Company, Inc.                          1,826,815              (20,854)
        Kelley Springfield Tire Company                       75,200
        K-Mart Corporation                                                                      1,310,163
        K-Mart Corporation                                                                      1,740,404
        K-Mart Corporation                                                                      1,617,834
        K-Mart Corporation
        K-Mart Corporation                                                                      1,229,311
        K-Mart Corporation                                 1,860,390                            1,544,836
        K-Mart Corporation                                                                        847,706
        Kobacker Stores, Inc.                                                       5,071         267,506
        Kobacker Stores, Inc.                                                                      87,596
        Kobacker Stores, Inc.                                                                     423,765
        Landmark Bancshares Corporation                                                         4,220,630
        Levitz Furniture Corporation                                              (13,017)      1,668,911         (27,661)
        Louisiana Power and Light Company                     25,357             (174,049)
        Louisiana Power and Light Company                     29,111             (103,258)
        Marsh Supermarkets, Inc.                           2,703,122

                                                     Part 2 - Revenues earned for the
                                                      Year ended December 31, 2000
                                                   -----------------------------------

                                                                    Expended
                                                  Total          for interest,
                                                 revenue             taxes,         Net income
                                                applicable        repairs and       applicable
                                                to period           expenses        to period
------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY LAND AND BUILDING
-------------------------------------
        Acme Markets, Inc. and FPBT of Penn.     $255,510            $37,458          $218,052
        Alabama Power Company                     694,538            140,121           554,417
        Amer Stores and The Fidelity Bank         127,509                164           127,345
        Amer Stores, Eckerd & Marburn             491,381             56,305           435,076
        American Recreation Group, Inc.                               34,676           (34,676)
        Atrium                                  2,674,171          1,685,553           988,618
        Best Products Co., Inc.                                      235,529          (235,529)
        Caldor, Inc.                                                 206,721          (206,721)
        Chesebrough-Pond's Inc.                   141,236             14,916           126,320
        Chomerics, Inc.                           703,484                              703,484
        Collins Foods International, Inc.          32,489              4,088            28,401
        Collins Foods International, Inc.          17,646              2,322            15,324
        Dillon Companies, Inc.                     41,201             12,756            28,445
        Dillon Companies, Inc.                    194,919             13,029           181,890
        Duke Power Co.                            380,528            195,961           184,567
        European American Bank and Trust Co.      175,000                              175,000
        Farwell Bldg.                           1,115,488            376,120           739,368
        Federated Department Stores, Inc.                              9,970            (9,970)
        First National Supermarkets, Inc.       2,048,692          1,157,414           891,278
        First Union National Bank                   6,180             49,404           (43,224)
        Fisher Scientific Company                 163,000             22,286           140,714
        Forte Hotels International, Inc.          546,323                              546,323
        Fox Grocery Company                       253,012             68,835           184,177
        Gino's, Inc.                                                  16,390           (16,390)
        Gino's, Inc.                                                   1,360            (1,360)
        Gino's, Inc.                               51,733              5,738            45,995
        Gino's, Inc.                                                  (3,982)            3,982
        Golf Road                                 946,861            744,061           202,800
        Grand Union Co.                            99,880             18,731            81,149
        Grand Union Co.                            33,750            124,352           (90,602)
        Grand Union Co.                           264,204             48,581           215,623
        Grand Union Co.                            18,063             (1,780)           19,843
        Grand Union Co.                            24,150              4,002            20,148
        Whalen                                    168,487            903,555          (735,068)
        Gunite                                    237,731              2,269           235,462
        G.D. Searle & Co.                                                 60               (60)
        G.D. Searle & Co.                          45,310              4,516            40,794
        G.D. Searle & Co.                          34,339              3,885            30,454
        G.D. Searle & Co.                           1,917             13,169           (11,252)
        G.D. Searle & Co.                          10,932                405            10,527
        G.D. Searle & Co.                                                538              (538)
        Haverty Furniture Companies, Inc.                               (719)              719
        Integra A Hotel and Restaurant Co.        198,542                              198,542
        Integra A Hotel and Restaurant Co.         83,914                               83,914
        Integra A Hotel and Restaurant Co.        105,705                              105,705
        Integra A Hotel and Restaurant Co.         58,963                               58,963
        Integra A Hotel and Restaurant Co.         89,088                               89,088
        Integra A Hotel and Restaurant Co.        115,336                869           114,467
        Integra A Hotel and Restaurant Co.        119,848                              119,848
        Intermountain Color                        89,085             31,741            57,344
        J.C. Penney Company, Inc.                 250,244             79,614           170,630
        Kelley Springfield Tire Company            11,601              1,580            10,021
        K-Mart Corporation                        130,003              1,128           128,875
        K-Mart Corporation                        157,910                              157,910
        K-Mart Corporation                        133,331             34,444            98,887
        K-Mart Corporation                         16,381            111,714           (95,333)
        K-Mart Corporation                        116,571              1,387           115,184
        K-Mart Corporation                        390,048             21,937           368,111
        K-Mart Corporation                         68,404             13,254            55,150
        Kobacker Stores, Inc.                      38,459                               38,459
        Kobacker Stores, Inc.                      18,033                               18,033
        Kobacker Stores, Inc.                      62,726              7,402            55,324
        Landmark Bancshares Corporation           597,269                              597,269
        Levitz Furniture Corporation              313,565                739           312,826
        Louisiana Power and Light Company       1,163,603            101,252         1,062,351
        Louisiana Power and Light Company         974,350             70,226           904,124
        Marsh Supermarkets, Inc.                  506,300            131,479           374,821

                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership                 Schedule III


                      REAL ESTATE OWNED AND REVENUES EARNED
            ---------------------------------------------------------

                                                                                Part 1 - Real estate owned at
                                                                                  December 31, 2000 - Accounted for under the:
                                                                             ----------------------------------------------------
                                                                                                Operating Method
                                                                             ----------------------------------------------------

                                                                                                                          Amount
                                                                                                                         Carried
                                                  No. of          Amount of         Initial Cost          Cost of       at close
                                       State    Locations       Encumberances        to Company        Improvements    of period
-----------------------------------------------------------------------------------------------------------------------------------
Montgomery Ward, Inc.                  PA                1                             3,289,166                        3,289,166
Montgomery Ward, Inc.                  NJ                1
Morrison, Inc.                         AL                1                               324,288                          324,288
Morrison, Inc.                         GA                1                               347,404                          347,404
Morrison, Inc.                         FL                1                               375,392                          375,392
Morrison, Inc.                         VA                2                               363,059                          363,059
North Carolina National Bank           SC                2                             1,450,047                        1,450,047
Occidental Petroleum Corp.             CA                1
Ohio Power Co. Inc.                    OH                1
Park West                              KY                1         12,227,502         19,099,418                       19,099,418
Park West UPS                          KY                1         18,731,398         21,109,367                       21,109,367
Penske Corp.                           OH                1
Pneumo Corp.                           OH                1            318,064
Portland General Electric Company      OR                1         40,589,729
Rayovac                                WI                1         15,929,837         22,065,852                       22,065,852
Rouse Company                          MD                1          1,992,731
Safeway Stores, Inc.                   LA                1                             1,782,885                        1,782,885
Sams                                   MI                1                             8,844,225                        8,844,225
Smith's Management Corp.               NV                1            263,303
Southland Corporation                  FL                5                             1,162,971                        1,162,971
Staples                                NY                1                             2,486,744                        2,486,744
Stone Container                        WI                1          6,158,372          9,028,574                        9,028,574
Stop 'N Shop Co., Inc.                 NY                1
Stop 'N Shop Co., Inc.                 VA                1            326,514
Super Foods Services, Inc.             MI                1          5,623,047
SuperValu Stores, Inc.                 MN                1                             1,370,965                        1,370,965
SuperValu Stores, Inc.                 OH                1
SuperValu Stores, Inc.                 GA                1                             2,344,836                        2,344,836
SuperValu Stores, Inc.                 IN                1                             2,267,573                        2,267,573
Telecom Properties, Inc.               OK                1
Telecom Properties, Inc.               KY                1                               281,253                          281,253
The A&P Company                        MI                1
The TJX Companies, Inc.                IL                1
Toys "R" Us, Inc.                      TX                1            719,415            501,836                          501,836
USA Petroleum Corporation              OH                1
USA Petroleum Corporation              GA                2
Waban                                  NY                1                             8,478,012                        8,478,012
Watkins                                MO                1                               973,439           20,250         993,689
Webcraft Technologies                  MD                1            285,747
Wetterau, Inc.                         PA                1
Wetterau, Inc.                         NJ                2
Wickes Companies, Inc.                 CA                2                               657,331           43,002         700,333

                                                         Part 1 - Real estate owned at
                                                              December 31, 2000 -
                                                           Accounted for under the:
                                                    ----------------------------------------
                                                              Operating Method                          Financing Method
                                                    ----------------------------------------    ------------------------------

                                                                               Rent due                        Minimum lease
                                                                             and accrued                        payments due
                                                                             or received                        and accrued
                                                    Reserve for             in advance at          Net            at end
                                                    Depreciation            end of period       Investment       of period
------------------------------------------------------------------------------------------------------------------------------
Montgomery Ward, Inc.                               2,247,286
Montgomery Ward, Inc.                                                                           1,383,175             (4,105)
Morrison, Inc.                                                                                    596,377
Morrison, Inc.                                                                                    566,456
Morrison, Inc.                                                                                    605,961
Morrison, Inc.                                                                                  1,537,183
North Carolina National Bank                          572,022
Occidental Petroleum Corp.
Ohio Power Co. Inc.                                                                             3,642,429
Park West                                           1,393,750
Park West UPS                                       1,103,181
Penske Corp.                                                                                      524,956
Pneumo Corp.                                                                                    1,866,057
Portland General Electric Company                                                              49,814,633
Rayovac                                               719,499
Rouse Company                                                                                   5,706,393            (62,280)
Safeway Stores, Inc.                                1,098,972
Sams                                                1,855,927
Smith's Management Corp.                                                                          753,461
Southland Corporation                                 703,460                     303
Staples                                               152,375
Stone Container                                       568,043                 (69,980)
Stop 'N Shop Co., Inc.
Stop 'N Shop Co., Inc.                                                                          2,397,345
Super Foods Services, Inc.                                                                      9,563,307
SuperValu Stores, Inc.                                291,986                (204,872)
SuperValu Stores, Inc.                                                        222,360
SuperValu Stores, Inc.                                504,346                  32,611
SuperValu Stores, Inc.                                487,348                 123,919
Telecom Properties, Inc.                                                                           97,603
Telecom Properties, Inc.                                                                           80,444
The A&P Company                                                                                 1,482,070
The TJX Companies, Inc.                                                                         2,335,831            (54,094)
Toys "R" Us, Inc.                                                                               1,027,412
USA Petroleum Corporation
USA Petroleum Corporation
Waban                                                 836,515
Watkins                                               144,783                 (10,150)
Webcraft Technologies
Wetterau, Inc.                                                                                                        (2,520)
Wetterau, Inc.                                                                                    747,116
Wickes Companies, Inc.                                131,610

                                             Part 2 - Revenues earned for the
                                              Year ended December 31, 2000
                                           -----------------------------------

                                                                    Expended
                                                  Total          for interest,
                                                 revenue             taxes,         Net income
                                                applicable        repairs and       applicable
                                                to period           expenses        to period
------------------------------------------------------------------------------------------------
Montgomery Ward, Inc.                            314,280                 27,459              286,821
Montgomery Ward, Inc.                            171,952                                     171,952
Morrison, Inc.                                   119,886                                     119,886
Morrison, Inc.                                   120,165                    244              119,921
Morrison, Inc.                                   127,693                    225              127,468
Morrison, Inc.                                   246,893                    244              246,649
North Carolina National Bank                     106,126                 33,651               72,475
Occidental Petroleum Corp.                                               34,232              (34,232)
Ohio Power Co. Inc.                              342,107                    269              341,838
Park West                                      1,458,675              1,476,897              (18,222)
Park West UPS                                  1,861,248              1,805,943               55,305
Penske Corp.                                     105,000                                     105,000
Pneumo Corp.                                     186,456                 40,132              146,324
Portland General Electric Company              4,310,867              3,192,744            1,118,123
Rayovac                                        1,993,330              1,808,591              184,739
Rouse Company                                    509,288                227,504              281,784
Safeway Stores, Inc.                              85,150                 11,974               73,176
Sams                                           1,150,715                161,385              989,330
Smith's Management Corp.                          68,283                 26,757               41,526
Southland Corporation                            128,633                 15,139              113,494
Staples                                          323,063                 98,371              224,692
Stone Container                                  834,270                701,879              132,391
Stop 'N Shop Co., Inc.                           118,582                 33,264               85,318
Stop 'N Shop Co., Inc.                           272,911                 83,770              189,141
Super Foods Services, Inc.                     1,021,971                498,971              523,000
SuperValu Stores, Inc.                           114,885                 26,679               88,206
SuperValu Stores, Inc.                           319,834                 29,197              290,637
SuperValu Stores, Inc.                           224,215                 45,631              178,584
SuperValu Stores, Inc.                           198,814                 44,128              154,686
Telecom Properties, Inc.                          (8,338)                 9,320              (17,658)
Telecom Properties, Inc.                          (1,175)                14,491              (15,666)
The A&P Company                                  157,516                  1,500              156,016
The TJX Companies, Inc.                          206,659                  1,007              205,652
Toys "R" Us, Inc.                                136,334                 55,873               80,461
USA Petroleum Corporation                                                 4,231               (4,231)
USA Petroleum Corporation                          5,500                  4,650                  850
Waban                                            717,079                122,956              594,123
Watkins                                          120,800                 21,563               99,237
Webcraft Technologies                             85,676                102,871              (17,195)
Wetterau, Inc.                                    64,567                     46               64,521
Wetterau, Inc.                                   283,921                 11,101              272,820
Wickes Companies, Inc.                           145,451                 78,595               66,856

RESIDENTIAL PROPERTY LAND AND BUILDING
-------------------------------------


                                                                                Part 1 - Real estate owned at
                                                                                  December 31, 2000 - Accounted for under the:
                                                                             ----------------------------------------------------
                                                                                                Operating Method
                                                                             ----------------------------------------------------
                                                                                                                          Amount
                                                                                                                         Carried
                                                  No. of          Amount of         Initial Cost          Cost of       at close
                                       State    Locations       Encumberances        to Company        Improvements    of period
-----------------------------------------------------------------------------------------------------------------------------------
        Crown Cliffs                   AL                1        7,788,745          11,188,905                      11,188,905  (1)

                                                         Part 1 - Real estate owned at
                                                              December 31, 2000 -
                                                           Accounted for under the:
                                                    ----------------------------------------
                                                              Operating Method                          Financing Method
                                                    ----------------------------------------    ------------------------------

                                                                               Rent due                        Minimum lease
                                                                             and accrued                        payments due
                                                                             or received                        and accrued
                                                    Reserve for             in advance at          Net            at end
                                                    Depreciation            end of period       Investment       of period
------------------------------------------------------------------------------------------------------------------------------
        Crown Cliffs                                  2,432,500

                                             Part 2 - Revenues earned for the
                                              Year ended December 31, 2000
                                           -----------------------------------

                                                                    Expended
                                                  Total          for interest,
                                                 revenue             taxes,         Net income
                                                applicable        repairs and       applicable
                                                to period           expenses        to period
------------------------------------------------------------------------------------------------
        Crown Cliffs                            1,786,373          1,810,349           (23,976)

COMMERCIAL PROPERTY - LAND
--------------------------


                                                                                Part 1 - Real estate owned at
                                                                                  December 31, 2000 - Accounted for under the:
                                                                             ----------------------------------------------------
                                                                                                Operating Method
                                                                             ----------------------------------------------------

                                                                                                                            Amount
                                                                                                                           Carried
                                                    No. of          Amount of         Initial Cost          Cost of       at close
                                         State    Locations       Encumberances        to Company        Improvements    of period
-----------------------------------------------------------------------------------------------------------------------------------
        Easco Corp.                     NC              1                               157,560                            157,560
        Foodarama supermarkets, Inc.    NY              1                               140,619                            140,619
        Foodarama supermarkets, Inc.    PA              1                               112,554                            112,554
        Gino's, Inc.                    PA              1                                36,271                             36,271
        Gino's, Inc.                    MA              2                                50,904                             50,904
        Gino's, Inc.                    NJ              1                                61,050                             61,050
        J.C. Penney Company, Inc.       NY              1                                51,009                             51,009
        Levitz Furniture Corporation    CA              2
        Levitz Furniture Corporation    KS              1

                                                         Part 1 - Real estate owned at
                                                              December 31, 2000 -
                                                           Accounted for under the:
                                                    ----------------------------------------
                                                              Operating Method                          Financing Method
                                                    ----------------------------------------    ------------------------------

                                                                               Rent due                        Minimum lease
                                                                             and accrued                        payments due
                                                                             or received                        and accrued
                                                    Reserve for             in advance at          Net            at end
                                                    Depreciation            end of period       Investment       of period
------------------------------------------------------------------------------------------------------------------------------
        Easco Corp.
        Foodarama supermarkets, Inc.
        Foodarama supermarkets, Inc.
        Gino's, Inc.
        Gino's, Inc.
        Gino's, Inc.
        J.C. Penney Company, Inc.
        Levitz Furniture Corporation
        Levitz Furniture Corporation

                                             Part 2 - Revenues earned for the
                                              Year ended December 31, 2000
                                           -----------------------------------

                                                                    Expended
                                                  Total          for interest,
                                                 revenue             taxes,         Net income
                                                applicable        repairs and       applicable
                                                to period           expenses        to period
------------------------------------------------------------------------------------------------
        Easco Corp.                            (22,994)              2,374           (25,368)
        Foodarama supermarkets, Inc.             16,800                               16,800
        Foodarama supermarkets, Inc.             14,400                               14,400
        Gino's, Inc.                              8,571                                8,571
        Gino's, Inc.                              9,655                                9,655
        Gino's, Inc.                              8,571                                8,571
        J.C. Penney Company, Inc.                 5,500                                5,500
        Levitz Furniture Corporation             23,943                               23,943
        Levitz Furniture Corporation             23,374                647            22,727




                        AMERICAN REAL ESTATE PARTNERS, LP
                              a limited partnership                 Schedule III


                      REAL ESTATE OWNED AND REVENUES EARNED
            ---------------------------------------------------------

                                                                               Part 1 - Real estate owned at
                                                                                 December 31, 2000 - Accounted for under the:
                                                                            -------------------------------------------------------
                                                                                               Operating Method
                                                                            --------------------------------------------------------

                                                                                                                      Amount
                                                                                                                     Carried
                                                    No. of       Amount of         Initial Cost         Cost of      at close
                                           State  Locations    Encumberances        to Company       Improvements    of period
------------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY - BUILDING
------------------------------
         AT&T                             CA              1                           2,268,134            94,694     2,362,828
         Bank South                       GA              1
         Baptist Hospital 1               TN              1       21,671,755
         Baptist Hospital 2               TN              1        8,043,566
         Harwood Square                   IL              1                           6,888,148            21,673     6,909,821
         Safeway Stores, Inc.             CA              1                             558,652                         558,652
         Toys "R" Us, Inc.                RI              1
         United Life & Accident Ins. Co.  NH              1
         Wickes Companies, Inc.           PA              1


                                                             -----------------------------------------------------------------------
                                                                 182,048,521        222,150,857         1,331,693   223,482,550
                                                             -----------------------------------------------------------------------

                                                         Part 1 - Real estate owned at
                                                              December 31, 2000 -
                                                           Accounted for under the:
                                                    ----------------------------------------
                                                              Operating Method                          Financing Method
                                                    ----------------------------------------    ------------------------------

                                                                               Rent due                        Minimum lease
                                                                             and accrued                        payments due
                                                                             or received                        and accrued
                                                    Reserve for             in advance at          Net            at end
                                                    Depreciation            end of period       Investment       of period
------------------------------------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY - BUILDING
------------------------------
         AT&T
         Bank South                                                                               3,370,407
         Baptist Hospital 1                                                                      24,405,593         921,265
         Baptist Hospital 2                                                                       9,085,360         341,931
         Harwood Square                               3,589,780
         Safeway Stores, Inc.                           558,652
         Toys "R" Us, Inc.                                                                          929,131         (10,430)
         United Life & Accident Ins. Co.                                                          3,857,688         (43,667)
         Wickes Companies, Inc.                                                                   2,867,991         (55,068)


                                                    --------------------------------------------------------------------------
                                                     37,515,334               (348,496)         193,427,762         942,081
                                                    --------------------------------------------------------------------------

                                             Part 2 - Revenues earned for the
                                              Year ended December 31, 2000
                                           -----------------------------------

                                                                    Expended
                                                  Total          for interest,
                                                 revenue             taxes,         Net income
                                                applicable        repairs and       applicable
                                                to period           expenses        to period
------------------------------------------------------------------------------------------------
COMMERCIAL PROPERTY - BUILDING
------------------------------
         AT&T                                        99,209             66,024            33,185
         Bank South                                 344,260            131,485           212,775
         Baptist Hospital 1                       1,936,149          1,709,243           226,906
         Baptist Hospital 2                         718,610            634,393            84,217
         Harwood Square                             770,079            193,603           576,476
         Safeway Stores, Inc.                        26,900              3,346            23,554
         Toys "R" Us, Inc.                           89,068                               89,068
         United Life & Accident Ins. Co.            329,144                              329,144
         Wickes Companies, Inc.                     522,640                336           522,304


                                                ------------------------------------------------
                                                 43,268,477         22,222,809        21,045,668
                                                ------------------------------------------------


HOTEL AND RESORT OPERATING PROPERTIES
-------------------------------------

                                                                               Part 1 - Real estate owned at
                                                                                 December 31, 2000 - Accounted for under the:
                                                                            -------------------------------------------------------
                                                                                               Operating Method
                                                                            --------------------------------------------------------

                                                                                                                      Amount
                                                                                                                     Carried
                                                    No. of       Amount of         Initial Cost         Cost of      at close
                                           State  Locations    Encumberances        to Company       Improvements    of period
------------------------------------------------------------------------------------------------------------------------------------
         New Seabury                      MA                                         20,300,000         3,404,000    23,704,000
         Holiday Inn                      FL                                          9,581,736                       9,581,736
         Bayswater                        FL                                          5,587,885                       5,587,885

                                                             -----------------------------------------------------------------------
                                                                           0         35,469,621         3,404,000    38,873,621   0
                                                             -----------------------------------------------------------------------

                                                             -----------------------------------------------------------------------
                                                                $182,048,521       $257,620,478        $4,735,693  $262,356,171
                                                             =======================================================================

                                                         Part 1 - Real estate owned at
                                                              December 31, 2000 -
                                                           Accounted for under the:
                                                    ----------------------------------------
                                                              Operating Method                          Financing Method
                                                    ----------------------------------------   -------------------------------

                                                                               Rent due                        Minimum lease
                                                                             and accrued                        payments due
                                                                             or received                        and accrued
                                                    Reserve for             in advance at          Net            at end
                                                    Depreciation            end of period       Investment       of period
------------------------------------------------------------------------------------------------------------------------------
         New Seabury                                  1,650,898
         Holiday Inn                                  4,008,128
         Bayswater                                      296,795

                                                    --------------------------------------------------------------------------
                                                      5,955,821   0                  0                    0               0
                                                    --------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------
                                                    $43,471,155              ($348,496)        $193,427,762        $942,081
                                                    ==========================================================================

                                             Part 2 - Revenues earned for the
                                              Year ended December 31, 2000
                                           -----------------------------------

                                                                    Expended
                                                  Total          for interest,
                                                 revenue             taxes,         Net income
                                                applicable        repairs and       applicable
                                                to period           expenses        to period
------------------------------------------------------------------------------------------------
         New Seabury                             15,386,000         15,410,000           (24,000)
         Holiday Inn                              4,275,541          4,265,484            10,057
         Bayswater                                1,955,000          2,078,000          (123,000)


                                                ------------------------------------------------
                                                 21,616,541         21,753,484          (136,943)
                                                ------------------------------------------------

                                                ------------------------------------------------
                                                $64,885,018        $43,976,293       $20,908,725
                                                ================================================

(1) The Company owns a 70% interest in the joint venture which owns this property.

                                                                    Schedule III
                                                                          Page 4

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 2000 (in $000's)
--------------------------------------------------------------------------------


1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 2000                                                                   $      239,237
       Additions during period                                                                             32,782
       Reclassifications during period from financing leases                                               17,274
       Less development properties                                                                        (11,942)
       Reclassifications during period to assets held for sale                                             (6,781)
       Disposals during period                                                                             (8,214)
                                                                                                   ----------------

       Balance - December 31, 2000                                                                 $       262,356
                                                                                                   ================


b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 2000                                                                   $        44,740
       Depreciation during period                                                                            6,137
       Disposals during period                                                                              (4,636)
       Reclassifications during period to assets held for sale                                              (2,770)
                                                                                                   ----------------

       Balance - December 31, 2000                                                                 $        43,471
                                                                                                   ================

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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:

       Balance - January 1, 2000                                                                   $       223,391
       Reclassifications during period to operating properties                                             (17,274)
       Write downs                                                                                            (232)
       Disposals during period                                                                              (3,647)
       Amortization of unearned income                                                                      19,652
       Minimum lease rentals received                                                                      (27,212)
       Reclassifications during period to assets held for sale                                              (1,286)
       Additions during period                                                                                  36
                                                                                                   ----------------

       Balance - December 31, 2000                                                                 $       193,428
                                                                                                   ================

3. The aggregate cost of real estate owned for Federal income tax purposes is $371,227 before accumulated depreciation.

                                                                    Schedule III
                                                                          Page 5

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 2000 (in $000's)
--------------------------------------------------------------------------------


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

       Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

              Net income applicable to financing and operating leases
                and hotel and resort operating properties                                          $        20,909
              Net income applicable to Stratosphere hotel and casino                                         5,501(1)
              Net income applicable to land, house and condominium sales                                    17,687
              Add:
                Interest income on treasury bills and other investments                                     36,208
                Dividend and unallocated other income                                                        4,627
                                                                                                   ----------------

                                                                                                            84,932
                                                                                                   ----------------

       Deduct expenses not allocated:

       General and administrative expenses                                                                   7,475
       Nonmortgage interest expense                                                                          3,792
       Bayswater acquisition costs                                                                           1,750
       Equity in losses of GB Holdings, Inc.                                                                 2,103
       Other                                                                                                   788
                                                                                                   ----------------

                                                                                                            15,908
                                                                                                   ----------------

       Earnings before property and securities transactions
           and minority interest                                                                            69,024

       Provision for loss on real estate                                                                    (1,351)
       Gain on sale of real estate                                                                           6,763
       Gain on sale of limited partnership interests                                                         3,461
       Minority interest in net earnings of Stratosphere Corporation                                        (2,747)
                                                                                                   ----------------

       Net earnings                                                                                $        75,150
                                                                                                   ================

       (1) Includes depreciation expense

                                                                    Schedule III
                                                                          Page 6

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1999 (in $000's)  (Restated)
--------------------------------------------------------------------------------


1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1999                                                                   $   212,921
       Additions during period                                                                          31,602
       Reclassifications during period from financing leases                                             4,884
       Reclassifications during period to construction in progress                                        (500)
       Reclassifications during period to assets held for sale                                          (3,017)
       Disposals during period                                                                          (6,653)
                                                                                                   ------------

       Balance - December 31, 1999                                                                 $   239,237
                                                                                                   ============


b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1999                                                                   $    41,444
       Depreciation during period                                                                        4,982
       Disposals during period                                                                          (1,535)
       Reclassifications during period to assets held for sale                                            (151)
                                                                                                   ------------

       Balance - December 31, 1999                                                                 $    44,740
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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:

       Balance - January 1, 1999                                                                   $   245,920
       Reclassifications during period                                                                  (4,884)
       Write downs                                                                                      (1,856)
       Disposals during period                                                                          (7,762)
       Amortization of unearned income                                                                  22,364
       Minimum lease rentals received                                                                  (30,301)
       Other                                                                                               (90)
                                                                                                   ------------

       Balance - December 31, 1999                                                                 $   223,391
                                                                                                   ============

3. The aggregate cost of real estate owned for Federal income tax purposes is $364,162 before accumulated depreciation.

                                                                    Schedule III
                                                                          Page 7

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1999 (in $000's) (Restated)
--------------------------------------------------------------------------------


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

       Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

              Net income applicable to financing and operating leases                              $    25,457
              Net income applicable to Stratosphere hotel and casino                                     1,947 (1)

              Net income applicable to land, house and condominium sales                                17,880
              Net loss applicable to Bayswater's hotel and resort operations                              (591)(1)

              Add:
                Interest income on treasury bills and other investments                                 25,514
                Dividend and unallocated other income                                                   10,791
                                                                                                   ------------

                                                                                                        80,998
                                                                                                   ------------

       Deduct expenses not allocated:

       General and administrative expenses                                                               7,526
       Nonmortgage interest expense                                                                      5,003
       Other                                                                                               353
                                                                                                   ------------

                                                                                                        12,882
                                                                                                   ------------

       Earnings before property and securities transactions
           and minority interest                                                                        68,116

       Provision for loss on real estate                                                                (1,946)
       Gain on sale of real estate                                                                      13,971
       Gain on sale of marketable equity securities                                                     28,590
       Minority interest in net earnings of Stratosphere Corporation                                    (1,002)
                                                                                                   ------------

       Net earnings                                                                                $   107,729
                                                                                                   ============


       (1) Includes depreciation expense

                                                                    Schedule III
                                                                          Page 8

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1998 (in $000's)  (Restated)
--------------------------------------------------------------------------------


1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1998                                                                   $   168,830
       Additions during period                                                                          58,195
       Write downs                                                                                        (271)
       Reclassifications during period to assets held for sale                                          (1,280)
       Disposals during period                                                                         (12,553)
                                                                                                   ------------

       Balance - December 31, 1998                                                                 $   212,921
                                                                                                   ============

b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1998                                                                   $    42,370
       Depreciation during period                                                                        4,247
       Disposals during period                                                                          (4,808)
       Reclassifications during period to assets held for sale                                            (365)
                                                                                                   ------------

       Balance - December 31, 1998                                                                 $    41,444
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

2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

       Balance - January 1, 1998                                                                   $   265,657
       Additions during period                                                                              28
       Write downs                                                                                        (523)
       Disposals during period                                                                         (11,355)
       Amortization of unearned income                                                                  24,287
       Minimum lease rentals received                                                                  (32,174)
                                                                                                   ------------

       Balance - December 31, 1998                                                                 $   245,920
                                                                                                   ============

3. The aggregate cost of real estate owned for Federal income tax purposes is $362,116 before accumulated depreciation.

                                                                    Schedule III
                                                                        Page   9

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND REVENUES EARNED
YEAR ENDED DECEMBER 31, 1998 (in $000's)  (Restated)
--------------------------------------------------------------------------------


4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

       Net income applicable to financing and operating leases                                     $    24,533
       Net loss applicable to Stratosphere hotel and casino                                               (184)(1)
       Net income applicable to land, house and condominium sales                                        9,269
       Net income applicable to Bayswater's hotel and resort operations                                     46 (1)
       Add:
           Interest income on treasury bills and other investments                                      28,462
           Dividend and unallocated other income                                                        15,284
                                                                                                   ------------

                                                                                                        77,410
                                                                                                   ------------

       Deduct expenses not allocated:

       General and administrative expenses                                                               5,625
       Nonmortgage interest expense                                                                      2,694
       Other                                                                                               384
                                                                                                   ------------

                                                                                                         8,703
                                                                                                   ------------
       Earnings before gain on property and securities transactions
       and minority interest                                                                            68,707

       Provision for loss on real estate                                                                (1,180)
       Gain on sale of limited partnership interests                                                     5,562
       Gain on sale of real estate                                                                       9,065
       Minority interest in net loss of Stratosphere Corporation                                            95
                                                                                                   ------------

       Net earnings                                                                                $    82,249
                                                                                                   ============


       (1) Includes depreciation expense.

                                                                    Schedule III
                                                                         Page 10

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED BY STATE (ACCOUNTED FOR UNDER THE FINANCING METHOD)
DECEMBER 31, 2000 (in $000's)
--------------------------------------------------------------------------------

                                                                                                               Net
      State                                                                                                Investment
-------------------                                                                                     ----------------

Alabama                                                                                                 $       7,976
Connecticut                                                                                                    22,014
Florida                                                                                                         2,151
Georgia                                                                                                         3,937
Illinois                                                                                                        3,445
Indiana                                                                                                           431
Iowa                                                                                                            1,229
Kentucky                                                                                                          168
Louisiana                                                                                                       1,310
Maryland                                                                                                        5,706
Massachusetts                                                                                                   5,445
Michigan                                                                                                       11,711
Minnesota                                                                                                       1,618
Missouri                                                                                                        4,489
Nevada                                                                                                            753
New Hampshire                                                                                                   3,858
New Jersey                                                                                                      8,084
New York                                                                                                        1,669
North Carolina                                                                                                  3,575
Ohio                                                                                                            6,828
Oklahoma                                                                                                           98
Oregon                                                                                                         49,815
Pennsylvania                                                                                                    2,868
Rhode Island                                                                                                      929
Tennessee                                                                                                      33,491
Texas                                                                                                           1,387
Virginia                                                                                                        3,935
West Virginia                                                                                                   2,767
Wisconsin                                                                                                       1,741
                                                                                                        ----------------

                                                                                                        $     193,428
                                                                                                        ================

                                                                    Schedule III
                                                                         Page 11

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY

REAL ESTATE OWNED AND RESERVED FOR DEPRECIATION BY STATE
(ACCOUNTED FOR UNDER THE OPERATING METHOD)
DECEMBER 31, 2000 (in $000's)
--------------------------------------------------------------------------------

                                                                            Amount at which
                                                                              Carried at               Reserve for
                                                                             Close of Year            Depreciation
                                                                          --------------------    --------------------
Alabama                                                                   $          11,759        $          2,433
California                                                                            3,756                     693
Connecticut                                                                           1,550                   1,164
Florida                                                                              19,343                   6,869
Georgia                                                                               2,692                     504
Illinois                                                                             17,318                   4,762
Indiana                                                                               8,636                   4,256
Kentucky                                                                             41,139                   2,994
Louisiana                                                                            14,254                   1,153
Maryland                                                                                372                     265
Massachusetts                                                                        26,239                   3,478
Michigan                                                                              9,242                   1,856
Minnesota                                                                             6,792                   2,295
Missouri                                                                              1,765                     493
New Jersey                                                                            2,907                   1,597
New York                                                                             23,472                   2,321
North Carolina                                                                          158                    --
Ohio                                                                                    612                       6
Oregon                                                                                  251                       4
Pennsylvania                                                                          5,442                   3,749
South Carolina                                                                        1,450                     572
Tennessee                                                                               121                      75
Texas                                                                                   731                    --
Virginia                                                                             31,260                     644
Wisconsin                                                                            31,095                   1,288
                                                                          --------------------    --------------------

                                                                          $         262,356       $          43,471
                                                                          ====================    ====================