Form 10-Q
period 2001-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2001-05-15
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                       March 31, 2001

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
(State or other jurisdiction of             (I.R.S. Employer
incorporation ororganization)                Identification No.)



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

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements                         Page No.

         Consolidated Balance Sheets -
         March 31,2001 and December 31, 2000 .............................1-2

         Consolidated Statements of Earnings -
         Three Months Ended March 31, 2001 and 2000.......................3-4

         Consolidated Statement of Changes In
         Partners' Equity and Comprehensive Income
         Three Months Ended March 31, 2001..................................5

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2001 and 2000.......................6-7

         Notes to Consolidated Financial Statements.........................8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations......................................15

         Item 3.           Quantitative and Qualitative Disclosure About
                           Market Risks....................................21

PART II.  OTHER INFORMATION................................................21

American Real Estate Partners, L.P.-Form 10-Q-March 31, 2001





                          PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)
                                                    (In $000's)

                                                        March 31,               December 31,
                                                          2001                     2000
                                                        --------                ----------
ASSETS

Real estate leased to others:
     Accounted for under the financing
       method                                       $   190,635              $   193,428
     Accounted for under the operating
       method, net of accumulated
       depreciation                                     185,950                  185,968
Hotel, casino and resort operating properties,
  net of accumulated depreciation:
     Stratosphere Corporation hotel and casino          165,298                  152,335
     Hotel and resort                                    34,103                   32,918
Land and construction-in-progress                        78,155                   75,952
Investment in U.S. Government and
     Agency obligations                                 454,523                  475,267
Cash and cash equivalents                               166,622                  147,705
Marketable equity and debt securities                    47,076                   54,736
Equity interest in GB Holdings, Inc.                     39,403                   38,359
Mortgages and notes receivable                           23,639                   19,946
Receivables and other assets                             45,839                   46,373
                                                      -------------            -----------
           Total                                    $ 1,431,243              $ 1,422,987
                                                      ============            ===========






Continued.....

American Real Estate Partners, L.P.-Form 10-Q-March 31, 2001



           American Real Estate Partners, L.P.-Form 10-Q March 31, 2001


                                      CONSOLIDATED BALANCE SHEETS - Continued
                                                            (unaudited)
                                                            -----------
                                                            (In $000's)
                                                            -----------

                                                       March 31,                December 31,
                                                         2001                      2000
                                                      ------------              ----------
LIABILITIES
Mortgages payable                                    $   177,563                $ 182,049
Due to affiliates                                         67,804                   77,521
Accounts payable, accrued
   expenses and other liabilities                         55,045                   55,785
                                                      -----------               -----------
   Total liabilities                                     300,412                  315,355
                                                      -----------               -----------
Minority interest in Stratosphere
   Corporation hotel and casino                           67,664                   64,907
                                                      ------------              ------------
Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY
Limited partners:
  Preferred units, $10 liquidation preference,
  5% cumulative pay-in-kind redeemable;
  9,400,000 authorized; 8,886,631 and
  8,463,459 issued and outstanding as of
  March 31, 2001 and Dec. 31, 2000                        88,866                   87,808

Depositary units;
47,850,000 authorized;
47,235,484 outstanding                                   963,317                  944,340

General partner                                           22,905                   22,498

Treasury units at cost:
  1,137,200 depositary units                             (11,921)                 (11,921)
                                                        ---------               -----------
     Total partners' equity                            1,063,167                1,042,725
                                                         -----------            -----------
           Total                                     $ 1,431,243             $  1,422,987
                                                       =============          =============
See notes to consolidated financial statements



American Real Estate Partners, L.P.-Form 10-Q-March 31, 2001



                                         CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (unaudited)
                                         (In $000's Except Per Unit Data)

                                                                  Three Months Ended March 31,
                                                                   2001                   2000

Revenues:
   Hotel and casino operating income                        $      33,257         $     34,004
   Land, house and condominium sales                               10,764               18,809
   Hotel and resort operating income                                2,732                3,764
   Interest income on financing leases                              4,411                5,272
   Interest income on treasury
     bills and other investments                                    9,036                7,907
   Rental income                                                    6,140                5,257
   Dividend and other income                                        1,513                  354
                                                                 ---------             ---------
                                                                   67,853               75,367
                                                                 ---------             ---------
Expenses:
   Hotel and casino operating expenses                             29,147               30,024
   Cost of land, house and condominium sales                        7,429               14,161
   Hotel and resort operating expenses                              2,836                4,460
   Interest expense                                                 5,307                3,933
   Depreciation and amortization                                    4,076                3,637
   General and administrative expenses                              1,916                2,024
   Rental property expenses                                         1,018                  804
   Equity in losses of GB Holdings, Inc.                              946                  -
   Bayswater acquisition costs                                        -                  1,650
                                                                ------------          ---------
                                                                   52,675               60,693
                                                                ------------          ---------
Earnings before property and securities
   transactions and minority interest                              15,178               14,674
Gain on sale of marketable equity
   and debt securities                                              1,334                -
Gain on sales and disposition of real estate                          -                    997
Minority interest in net earnings of
   Stratosphere Corporation hotel and casino                         (681)                (973)
                                                                -------------         ---------

NET EARNINGS                                                  $    15,831         $     14,698
                                                                 ===========         ==========

Continued...........



American Real Estate Partners, L.P.-Form 10-Q-March 31, 2001







Continued........
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                                    (unaudited)
                                         (In $000's Except Per Unit Data)

                                                            Three Months Ended March 31,
                                                                 2001               2000

Net earnings attributable to: (Note 9)
   Limited partners                                         $      15,516       $  12,976
   General partner                                                    315           1,722
                                                             ------------        --------
                                                            $      15,831       $  14,698
                                                              ===========       ==========

Net earnings per limited partnership unit:
   Basic earnings                                           $         .31       $     .26
                                                              ===========       ==========

Weighted average limited partnership
   units outstanding                                           46,098,284      46,098,284
                                                               ==========       ==========
   Diluted earnings                                         $         .28       $      .23
                                                              ===========       ==========
Weighted average limited partnership units
   and equivalent partnership units outstanding                55,312,767      57,064,012
                                                               ==========       ==========
See notes to consolidated financial statements


American Real Estate Partners, L.P.-Form 10-Q-March 31, 2001






                               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                             AND COMPREHENSIVE INCOME
                                         Three Months Ended March 31, 2001
                                                    (unaudited)
                                                   (In $000's )


                                    General           Limited Partners' Equity                         Total
                                    Partner's          Depositary   Preferred        Held in           Partners'
                                    Equity               Units        Units         Treasury           Equity
Balance Dec. 31, 2000            $  22,498             $ 944,340   $ 87,808        $ (11,921)      $  1,042,725

Comprehensive income:
   Net earnings                        315                15,516         -              -                15,831

   Sale of debt securities
      available for sale                78                 3,818         -              -                 3,896

   Unrealized gains on
      securities available
        for sale                        14                   701         -              -                   715
                                 ---------               --------     ------         ------           ----------

Comprehensive income                   407                20,035         -              -                20,442

Pay-in-kind
distribution                          -                   (1,058)     1,058             -                    -
                                 ---------                --------    ------        ------            ----------

Balance
March 31, 2001                   $  22,905             $ 963,317   $ 88,866        $ (11,921)       $ 1,063,167
                                 =========              =========  ===========     ==========        ===========






Accumulated other comprehensive loss at March 31, 2001 was $2,937.

See notes to consolidated financial statements

American Real Estate Partners, L.P.-Form 10-Q-March 31, 2001






                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
                                                       (In $000's)


                                                                       Three Months Ended March 31,
                                                                           2001                 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                        $   15,831            $  14,698
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                          4,076                3,637
    Gain on sale of marketable equity and debt securities                 (1,334)                   -
    Gain on sales and disposition of real estate                            -                    (997)
    Minority interest in net earnings of Stratosphere
      Corporation hotel and casino                                           681                  973
    Equity in losses of GB Holdings Inc.                                     946                    -
    Changes in:
    (Increase) decrease in land and
      construction-in-progress                                            (1,036)               2,937
    Decrease (increase) in receivables and other assets                      848                 (828)
    Increase in accounts payable,
      accrued expenses and other liabilities                               3,335                3,080
                                                                          ------               -------
      Net cash provided by operating activities                           23,347               23,500
                                                                          ------               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in mortgages and notes receivable                   (3,692)               1,419
  Net proceeds from the sale and disposition of real estate                  -                  2,039
  Principal payments received on leases
    accounted for under the financing method                               1,775                1,971
  Acquisition of Bayswater's net assets                                      -                (84,350)
  Acquisition of rental real estate                                          -                (27,537)
  Additions to rental real estate                                           (204)              (1,621)
  Additions to hotel casino and resort operating properties              (19,906)              (1,511)
  Decrease in investment in U.S. Government and
     Agency obligations                                                   20,744               29,316
  Investment in Stratosphere Corp. hotel and casino                          -                 (1,970)
  Decrease in marketable equity and debt securities                       10,876                   -
  (Decrease) increase in due to affiliate                                 (9,640)              40,974
  Other                                                                      -                    441
                                                                         -------               ------

        Net cash used in investing activities                                (47)             (40,829)
                                                                          ------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
   Distributions to General Partner (Note 7)                                -                  (4,100)
  Debt:
    Periodic principal payments                                           (1,920)              (2,550)
    Balloon payments                                                      (2,463)                  -
                                                                          -------              ---------
    Net cash used in financing activities                                  4,383)              (6,650)

                                                                         -------               ---------

Continued..............


American Real Estate Partners, L.P.-Form 10-Q-March 31, 2001




                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited))
                                                          (In $000's)

                                                       Three Months Ended March 31,
                                                         2001                    2000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                    18,917                 (23,979)

CASH AND CASH EQUIVALENTS,
     beginning of period                               147,705                 142,697
                                                       ----------              --------
CASH AND CASH EQUIVALENTS,
      end of period                                 $  166,622             $   118,718
                                                      ==========             ===========
SUPPLEMENTAL INFORMATION:
 Cash payments for interest-net of amount
    capitalized                                     $    4,172             $     4,435
                                                      ==========            ============
SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Reclassifications:
    From financing lease                            $   (1,017)            $    (6,730)
    To operating lease                                   1,017                   6,730
    From hotel and resort operating properties          (1,167)                     -
    To land and construction-in-progress                 1,167                      -
                                                       ------------           ----------
                                                    $      -               $       -
                                                       ============         =============
 Net unrealized gains (losses) on securities
    available for sale                              $      715             $      (556)
                                                       ============         ============
 Increase in mortgages and notes receivable         $    2,500             $        -
                                                       ============         ============




See notes to consolidated financial statements

 American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       General

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements include the accounts of the Company and its wholly- owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company has adopted Statement of Financial Accounting Standards No. 133-Accounting for Derivative Instruments and Hedging Activities ("Statement 133") as of January 1, 2001. The adoption of Statement 133 has not had any impact in the Company's financial statements.

2.     Conflicts of Interest and Transactions with Related Parties

a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"). For the three months ended March 31, 2001 the Company paid rent of approximately $35,000 in accordance with the agreement.

b. Stratosphere Corp. ("Stratosphere") billed affiliates of the General Partner approximately $105,000 for administrative services performed by Stratosphere personnel during the three months ended March 31, 2001.

Stratosphere also received hotel revenue of approximately $100,000 during the three months ended March 31, 2001, in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

c. As of May 10, 2001 affiliates of Carl C. Icahn ("Icahn"), the Chairman of the Board of the General Partner, owned 7,689,016 Preferred Units and 39,409,836 Depositary Units.

 American Real Estate Partners, L.P.-Form 10-Q March 31, 2001


3.     Commitments and Contingencies

        a. In January 2001, Stratosphere Gaming Corp. ("Stratosphere Gaming"), a wholly-owned subsidiary of Stratosphere, was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. Stratosphere Gaming removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RSH (PAL). Stratosphere Gaming has moved to dismiss one of the counts of plaintiffs' complaint. Stratosphere Gaming also opposed plaintiffs' Motion for Preliminary Injunction. In March, 2001, the Court held a hearing on the plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury.

In May, 2001, Stratosphere was named in an action brought by Harrah's Entertainment, Inc. alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by Stratosphere in its advertising and promotions is said by plaintiff to infringe upon its patent rights.

Stratosphere's management intends to vigorously defend itself against the above actions which are in the early stages of the litigation process. However, the Company does not believe that they will have a material effect on the results of operations or financial position of the Company.

b. In October, 2000, Grand Union Company, a tenant leasing four properties owned by the Company, filed for Chapter 11 Bankruptcy protection. The annual rental for these four properties is approximately $395,000. The tenant exercised its right to affirm the leases which were simultaneously assigned to unaffiliated third parties. At March 31, 2001, the carrying value of these four properties was approximately $2,756,000.

c. In December 2000, Bradlees, a tenant leasing two properties owned by the Company, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The annual rentals for these two properties is approximately $550,000. The tenant has not yet exercised its right to affirm or reject one of the leases. The second lease with an annual rental of $315,000 was assumed and assigned to Wal-Mart Stores, Inc. At March 31, 2001, the carrying value of these two properties was approximately $2,403,000.

d. In April 2001, WR Grace, a tenant in a property owned by the Company, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The annual rental for

 American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

the property is approximately $988,000. The tenant has not yet exercised its right to affirm or reject the lease. At March 31, 2001, the carrying value of the property was approximately $5,400,000.


4.     Hotel, Casino and Resort Operating Properties

a.  Stratosphere Hotel and Casino
The Company owns approximately 51% of Stratosphere and consolidates Stratosphere in its financial statements. In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. The Company, subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned. This transaction is expected to be completed in the third quarter of 2001. Stratosphere owns and operates the Stratosphere Tower Casino & Hotel, a resort complex located in Las Vegas, Nevada.

Stratosphere will invest up to $100 million for construction of an additional 1,000 rooms to the hotel, related amenities and purchase of the leasehold interest to the shopping center located on its premises. The Company has advanced approximately $55.5 million to Stratosphere to fund such costs. The advances and related interest expense have been eliminated in consolidation. In May 2001, the short term notes were converted into two secured credit facilities.

Stratosphere's operations for the three months ended March 31, 2001 and 2000 have been included in "Hotel and casino operating income and expenses" in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $2,423,000 and $2,090,000 of depreciation and amortization for the three months ended March 31, 2001 and 2000, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

b.  Hotel and Resort Operating Properties

Hotel and resort operations for the three months ended March 31, 2001 and 2000 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $323,000 and $430,000 of depreciation and amortization for the three months ended March 31, 2001 and 2000, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

 American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

5.     Marketable Equity and Debt Securities

a. In March 2000, in accordance with a prior agreement, the Company transferred its First Mortgage Notes ("Notes") in the Sands Hotel and Casino ("Sands") and the Claridge Hotel and Casino ("Claridge") to an affiliate of the General Partner in order to facilitate the bankruptcy reorganizations of the two Atlantic City casinos. The Company was paid its cost for such notes. However, the affiliate of the General Partner is obligated to sell back to the Company and the Company is obligated to repurchase its interest in the Sands and/or Claridge, as the case may be, at the same price increased by Icahn advances, decreased by distributions and/or interest payments received (together with a commercially reasonable interest factor) when the appropriate licenses are obtained by the Company. The Company's liability to repurchase its interests is reflected as "Due to affiliates" in the Consolidated Balance Sheets.

In February 2001, the Icahn affiliates sold their entire Claridge portfolio ($37.1 million face amount of Claridge Notes) for the following additional interests in the Sands: (i) 779,861 common shares of GB Holdings Inc. ("GB Holdings"), (ii) $15.86 million face amount of GB Property First Mortgage
Notes ("GB Notes") and (iii) $21.56 million in cash. As a result, affiliates of the General Partner are, in effect, holding on behalf of the Company (i) approximately 3.6 million common shares of GB Holdings and (ii) $26.9 million face amount of GB Notes, to which the Company will become entitled and obligated to purchase when it is fully licensed. The Company no longer has any interest in the Claridge. The Company recognized a gain of approximately $1.3 million as a result of this sale in the three months ended March 31, 2001.

For accounting purposes, the Company reflects its interest in the new Sands notes as held to maturity and has recorded its corresponding liability to repurchase such interests from the affiliate of the General Partner. At March 31, 2001 this investment is carried at a cost of $20.7 million in the Consolidated Balance Sheets.

The Company reflects its pro rata equity interest in the Sands as "Equity interest in GB Holdings, Inc." in the Consolidated Balance Sheets (see note 6).

6.     Equity Interest in GB Holdings, Inc.

The Company reflects its pro rata equity interest (approximately 36%) in the Sands under this caption in the Consolidated Balance Sheets. The Company's corresponding obligation to repurchase its interest is included in "Due to affiliates" in the Consolidated Balance Sheets. The Company accounts for its investment under the equity method.

 American Real Estate Partners, L.P.-Form 10-Q March 31, 2001


7.     Bayswater

In March 2000, the Company acquired from affiliates of the General Partner the assets of Bayswater Realty & Capital Corp. and the ownership interests of its affiliated entities ("Bayswater") for approximately $84.35 million.

In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of the previously separate companies for periods prior to the acquisition are restated on a combined basis.


8.     Preferred Units

Pursuant to the terms of the Preferred Units, on February 23, 2001, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2001 to holders of record as of March 15, 2001. A total of 423,172 additional Preferred Units were issued. As of March 31, 2001, 8,886,631 Preferred Units are issued and outstanding.

9.     Earnings Per Share

Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be unit equivalents.

For the three months ended March 31, 2001 and 2000, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:
                                                          Three Months Ended
                                                          3/31/01       3/31/00
Basic:
   Earnings before property
     and securities transactions                      $       .28      $    .24
   Net gain from property
     and securities transactions                              .03           .02
                                                           ------        -------
   Net earnings                                       $       .31      $    .26
                                                           ======        ======

 American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

Diluted:
   Earnings before property
     and securities transactions                      $       .26      $    .21
   Net gain from property
     and securities transactions                              .02           .02
                                                            ------       -------
         Net earnings                                 $       .28      $    .23
                                                            ======       ======
For accounting purposes Bayswater's earnings prior to the date of acquisition (March 23, 2000) were allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

10.  Comprehensive Income

The Company follows SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows (in $000's):

                                                        2001              2000

         Net income                                  $  15,831       $   14,698
         Sale of debt securities
            available for sale                           3,896               -
         Unrealized gains (losses) on securities
            available for sale                             715             (556)
                                                      --------         ---------
         Comprehensive income                        $  20,442         $ 14,142
                                                      ========         =========

11. Segment Reporting

The Company is engaged in five operating segments consisting of: (i) rental real estate, (ii) hotel and resort operating properties, (iii) hotel and casino operating properties, (iv) land sales, house and condominium development, and
(v) investment in securities including investment in other limited partnerships and marketable equity securities. The Company's reportable segments offer different services and require different operating strategies and management expertise.

Non-segment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. There have been no material changes in segment assets since December 31, 2000.

The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001


The revenues and net earnings for each of the reportable segments are summarized as follows for the three months ended March 31, 2001 and 2000 (in $000's).

                                                                           Three Months Ended
                                                                    3/31/01                   3/31/00
Revenues:
Rental real estate                                              $    10,551             $      10,529
Hotel & resort operating properties                                   2,732                     3,764
Hotel & casino operating properties                                  33,257                    34,004
Land, house and condominium sales                                    10,764                    18,809
Other investments                                                     2,057                     1,063
                                                                   -------------             --------
           Sub-total                                                 59,361                    68,169


Reconciling items - primarily interest
   income on short-term investments and
   other income                                                       8,492                     7,198
                                                                  --------------             --------
           Total revenues                                       $    67,853             $      75,367
                                                                  --------------             --------

                                                                           Three Months Ended
                                                                    3/31/01                   3/31/00
Net earnings:
Segment earnings (losses):
   Rental real estate                                           $     9,533             $       9,725
   Land, house and condominium development                            3,335                     4,648
   Hotel and resort operating properties                               (104)                     (696)
   Hotel and casino operating properties                              4,110                     3,980
   Other investments                                                  2,057                     1,063
                                                                  -------------              ---------
       Total segment earnings                                        18,931                    18,720
   Other expenses net                                                (3,100)                   (4,022)
   General partner's share                                             (315)                   (1,722)
                                                                  -------------              ---------
       Net earnings-limited partner
       unitholders                                              $    15,516             $      12,976
                                                                   ============               ========





          American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

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

General

The Company believes that it will benefit from the diversification of its portfolio of assets. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. In selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. The Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming industry, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and under performing properties that may require active asset management and significant capital improvements. The Company has made investments in the gaming industry, and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests and the financing and investment in the movie production and distribution industry. Such investments may include acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to the Company. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

In September 1997, the Company completed its Rights Offering (the "1997 Offering") to holders of its Depositary Units to increase its assets available for investment, take advantage of investment opportunities and further diversify its portfolio of assets. Net proceeds of approximately $267 million were raised for investment purposes.

Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of the Company. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that the Company will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as the Company acquires more operating properties, its exposure to environmental clean-up costs may increase. The Company completed Phase I Environmental Site Assessments on most of its properties by third- party consultants. Based

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed.

The Company has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $2-3 million. However, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company has notified all tenants of the Resource Conservation and Recovery Act's ("RCRA") December 22, 1998 requirements for regulated underground storage tanks. The Company may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and property refinancings.

The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately forty-two updates are expected to be completed in 2001 with another thirty-seven scheduled for the year 2002.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000 Gross revenues decreased by $7,514,000, or 10%, during the three months ended March 31, 2001 as compared to the same period in 2000. This decrease reflects decreases of $8,045,000 in land, house and condominium sales, $1,032,000 in hotel and resort operating income, $747,000 in hotel and casino operating income and $861,000 in financing lease income partially offset by increases of $1,159,000 in dividend and other income, $1,129,000 in interest income on treasury bills and other investments and $883,000 in rental income. The decrease in land, house and condominium sales is primarily due to a decline in inventory of completed units available for sale. The decrease in hotel and resort operating income is primarily attributable to a planned scale-down of New Seabury operations during the winter months. The decrease in hotel and casino operating income is primarily attributable to a decline in hotel revenues. The decrease in financing lease income is the result of lease terminations, lease expirations and normal financing lease amortization. The increase in dividend and other income is primarily due to a lease termination fee received in the three months ended March 31, 2001. The increase in interest income on treasury bills and other investments is primarily attributable to an increase in short-term investments. The increase in rental income is primarily attributable to newly acquired properties.

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001


Expenses decreased by $8,018,000, or 13.2%, during the three months ended March 31, 2001 as compared to the same period in 2000. This decrease reflects decreases of $6,732,000 in the cost of land, house and condominium sales, $1,650,000 in Bayswater acquisition costs, $1,624,000 in hotel and resort operating expenses, $877,000 in hotel and casino operating expenses and $108,000 in general and administrative expenses partially offset by increases of $1,374,000 in interest expense, $946,000 in equity in losses of GB Holdings, Inc., $439,000 in depreciation and amortization and $214,000 in rental property expenses. The decrease in cost of land, house and condominium sales is due to decreased sales as explained above. The decrease in hotel and resort operating expenses is primarily attributable to the scale-down of New Seabury resort operations during the winter months. The decrease in hotel and casino operating expenses is primarily attributable to decreased costs associated with decreased revenues. The increase in interest expense is primarily attributable to increased interest due affiliates in connection with repurchase obligations. The equity in losses of GB Holdings, Inc. is the result of accounting for the Company's interest under the equity method effective October 1, 2000.

Earnings before property and securities transactions and minority interest increased during the three months ended March 31, 2001 by $504,000 as compared to the same period in 2000.

Gain on property transactions decreased by $997,000 during the three months ended March 31, 2001 as compared to the same period in 2000 as there were no property transactions in 2001.

Gain on sale of marketable equity and debt securities was $1,334,000 in the three months ended March 31, 2001. There was no such transaction in 2000.

Minority interest in the net earnings of Stratosphere Corporation decreased by $292,000 during the three months ended March 31, 2001 as compared to the same period in 2000.

Net earnings for the three months ended March 31, 2001 increased by $1,133,000 as compared to the three months ended March 31, 2000 primarily due to increased earnings before property and securities transactions and gain on sale of marketable equity and debt securities partially offset by decreased gain on sale of real estate.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.26 in the three months ended March 31, 2001 compared to $.21 in the comparable period of 2000, and net gain from property and securities transactions was $.02 in the three months ended March 31, 2001 compared to $.02 in the comparable period of 2000. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.28 in the three months ended March 31, 2001 compared to $.23 in the comparable period of 2000.

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001


For accounting purposes Bayswater's earnings prior to the date of acquisition (March 23, 2000) were allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

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

In 2001, ten leases covering ten properties and representing approximately $1.0 million in annual rentals are schedule to expire. Two of these leases, originally representing approximately $512,000 in annual rental income, have been renewed at tenant's option for approximately $280,000 in annual rentals. Such renewals are generally for a term of five years. The renewal status of eight properties, with an approximate annual rental income of $498,000, is currently pending.

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

During the three months ended March 31, 2001, the Company generated approximately $13.9 million in cash flow from day-to-day operations which excludes approximately $5.8 million in cash flow from the operations of Bayswater and Stratosphere which are being retained for their operations and excludes approximately $1.8 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

In 2001, the Company had approximately $1.77 million of maturing debt obligations which was repaid in the first quarter of 2001. In addition, the Company repaid a mortgage of approximately $706,000 in connection with a lease termination in the three months ended March 31, 2001.

Capital expenditures for real estate, including hotel and resort properties, were approximately $2.9 million during the three months ended March 31, 2001.

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

During the three months ended March 31, 2001, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $8.5 million which was added to the Company's operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company's operating cash reserves are approximately $150 million at March 31, 2001 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capital expenditures and certain contingencies.

The Company has the right and obligation to repurchase its interest in the Sands when licensed by the N.J. Casino Control Commission. At March 31, 2001, the Company's obligation to affiliates of the General Partner for interests held in the Sands on its behalf was approximately $67.8 million.

In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. The Company, subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned. This transaction is expected to be completed in the third quarter of 2001. In addition, Stratosphere will invest up to $100 million for expansion of its hotel and casino facility, related amenities and the purchase of the leasehold interest in the shopping center located on the premises. This expansion is expected to be completed later this year. As of March 31, 2001 the Company has advanced approximately $55.5 million to fund such costs.

The Company anticipates that golf course and clubhouse improvements in New Seabury, Massachusetts will require the expenditure by the Company of an aggregate of approximately $10 million in year 2001, of which $2.3 million was expended in the three months ended March 31, 2001.

Pursuant to the 1997 Offering, which closed in September 1997, the Company raised approximately $267 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio.

The Company's cash and cash equivalents and investment in U.S. Government and Agency obligations decreased by $1.8 million during the three months ended March 31, 2001, primarily due to additions to hotel and casino property ($19.9 million) and mezzanine loan advances ($3.7 million) partially offset by net cash flow from operations ($8.5 million), working capital changes ($4.7 million), net cash flow from Bayswater and Stratosphere operations ($3.5 million), interest earned on the 1997 Rights Offering ($1.8 million) and miscellaneous other items ($3.3 million).

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

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

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

Part II.  Other information

Item 1. Legal Proceedings

In January 2001, Stratosphere Gaming Corp. ("Stratosphere Gaming"), a wholly-owned subsidiary of Stratosphere, was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. Stratosphere Gaming removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RSH (PAL). Stratosphere Gaming has moved to dismiss one of the counts of plaintiffs' complaint. Stratosphere Gaming also opposed plaintiffs' Motion for Preliminary Injunction. In March, 2001, the Court held a hearing on the plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury.

In May, 2001, Stratosphere was named in an action brought by Harrah's Entertainment, Inc. alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by Stratosphere in its advertising and promotions is said by plaintiff to infringe upon its patent rights.

Stratosphere's management intends to vigorously defend itself against the above actions which are in the early stages of the litigation process. However, the Company does not believe that they will have a material effect on the results of operations or financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits - none

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001

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


                                         American Real Estate Partners, L.P.
                                         By: American Property Investors, Inc.
                                             General Partner


                                         /s/ John P. Saldarelli
                                         John P. Saldarelli
                                         Treasurer
                                         Chief Financial Officer
                                         and Principal Accounting
                                         Officer
Date:   May 14, 2001

American Real Estate Partners, L.P.-Form 10-Q March 31, 2001



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


                                           American Real Estate Partners, L.P.
                                           By: American Property Investors, Inc.
                                               General Partner



                                               /s/ John P. Saldarelli
                                               John P. Saldarelli
                                               Treasurer
                                               Chief Financial Officer
                                               and Principal Accounting
                                               Officer



Date: May 14, 2001