Form 10-Q
period 2001-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2001-08-14
CIK 813762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      June 30, 2001
                                    -------------

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS                                           PAGE NO.
         Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000 ..........................................     1-2

         Consolidated Statements of Earnings -
         Three Months Ended June 30, 2001 and 2000.....................................     3-4

         Consolidated Statements of Earnings -
         Six Months Ended June 30, 2001 and 2000.......................................     5-6

         Consolidated Statement of Changes In
         Partners' Equity and Comprehensive Income
         Six Months Ended June 30, 2001................................................       7

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2001 and 2000 ......................................     8-9

         Notes to Consolidated Financial Statements....................................      10

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS..................................................      26

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           MARKET RISKS ...............................................      42

PART II.  OTHER INFORMATION............................................................      43

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (IN $000'S)

                                                         JUNE 30,          DECEMBER 31,
                                                           2001                2000
                                                           ----                ----
ASSETS

Real estate leased to others:
   Accounted for under the financing
      method                                            $  185,484          $  193,428
   Accounted for under the operating
     method, net of accumulated
     depreciation                                          188,872             185,968
Hotel, casino and resort operating properties,
   net of accumulated depreciation:
     Stratosphere Corporation hotel and casino             179,969             152,335
     Hotel and resort                                       39,536              32,918
Land and construction-in-progress                           78,971              75,952
Investment in U.S. Government and
     Agency obligations                                    483,440             475,267
Cash and cash equivalents                                  127,263             147,705
Marketable equity and debt securities                       45,061              54,736
Equity interest in GB Holdings, Inc.                        40,284              38,359
Mortgages and notes receivable                              36,034              19,946
Receivables and other assets                                47,144              46,373
                                                        ----------          ----------

   Total                                                $1,452,058          $1,422,987
                                                        ==========          ==========


Continued.....

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001

                                   (UNAUDITED)
                                   (IN $000'S)

                                                    JUNE 30,            DECEMBER 31,
                                                      2001                 2000
                                                      ----                 ----
LIABILITIES
Mortgages payable                                 $   175,995           $   182,049
Due to affiliates                                      68,502                77,521
Accounts payable, accrued
   expenses and other liabilities                      61,858                55,785
                                                  -----------           -----------
   Total liabilities                                  306,355               315,355
                                                  -----------           -----------
Minority interest in Stratosphere
   Corporation hotel and casino                        67,780                64,907
                                                  -----------           -----------

Commitments and Contingencies
(Notes 2 and 3)

PARTNERS' EQUITY
Limited partners:
   Preferred units, $10 liquidation
     preference, 5% cumulative pay-
     in-kind redeemable; 9,400,000
     authorized; 8,886,631 and 8,463,459
     issued and outstanding as of
     June 30, 2001 and Dec. 31, 2000                   89,977                87,808

   Depositary units; 47,850,000
     authorized; 47,235,484
     outstanding                                      976,668               944,340

General partner                                        23,199                22,498

Treasury units at cost:
   1,137,200 depositary units                         (11,921)              (11,921)
                                                  -----------           -----------
     Total partners' equity                         1,077,923             1,042,725
                                                  -----------           -----------
       Total                                      $ 1,452,058           $ 1,422,987
                                                  ===========           ===========

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                      THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------
                                                        2001               2000
                                                        ----               ----
Revenues:
   Hotel and casino operating income                  $ 33,508           $ 32,088
   Land, house and condominium sales                    10,163             22,227
   Hotel and resort operating income                     4,482              5,763
   Interest income on financing leases                   4,244              4,999
   Interest income on treasury
     bills and other investments                         7,876              8,962
   Rental income                                         6,913              6,224
   Equity in earnings of GB Holdings, Inc.               1,621                 --
   Dividend and other income                               375              2,052
                                                      --------           --------
                                                        69,182             82,315
                                                      --------           --------
Expenses:
   Hotel and casino operating expenses                  30,777             28,798
   Cost of land, house and condominium sales             7,984             16,539
   Hotel and resort operating expenses                   3,835              4,801
   Interest expense                                      4,816              4,524
   Depreciation and amortization                         3,826              3,961
   General and administrative expenses                   1,691              2,123
   Rental property expenses                              1,284              1,273
                                                      --------           --------
                                                        54,213             62,019
                                                      --------           --------
Earnings before property transactions
   and minority interest                                14,969             20,296
Provision for loss on real estate                           --               (232)
Gain on sales and disposition of real estate             1,362              1,109
Minority interest in net earnings of
   Stratosphere Corporation hotel and casino              (116)              (566)
                                                      --------           --------

NET EARNINGS                                          $ 16,215           $ 20,607
                                                      ========           ========


Continued...........

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


Continued........

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                            THREE MONTHS ENDED JUNE 30,
                                                         --------------------------------
                                                             2001                2000
                                                             ----                -----
Net earnings attributable to: (Note 9)
   Limited partners                                      $    15,892          $    20,197
   General partner                                               323                  410
                                                         -----------          -----------
                                                         $    16,215          $    20,607
                                                         ===========          ===========

Net earnings per limited partnership unit:
   Basic earnings                                        $       .32          $       .42
                                                         ===========          ===========

Weighted average limited partnership
   units outstanding                                      46,098,284           46,098,284
                                                         ===========          ===========


   Diluted earnings                                      $       .29          $       .36
                                                         ===========          ===========

Weighted average limited partnership units
   and equivalent partnership units outstanding           55,369,785           56,055,005
                                                         ===========          ===========


See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                        SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------
                                                         2001                2000
                                                         ----                ----
Revenues:
   Hotel and casino operating income                  $  66,765           $  66,092
   Land, house and condominium sales                     20,927              41,036
   Hotel and resort operating income                      7,214               9,527
   Interest income on financing leases                    8,655              10,271
   Interest income on treasury
     bills and other investments                         16,912              16,869
   Rental income                                         13,053              11,481
   Dividend and other income                              1,888               2,406
   Equity in earnings of GB Holdings, Inc.                  675                  --
                                                      ---------           ---------
                                                        136,089             157,682
                                                      ---------           ---------
Expenses:
   Hotel and casino operating expenses                   59,924              58,822
   Cost of land, house and condominium sales             15,413              30,700
   Hotel and resort operating expenses                    6,671               9,261
   Interest expense                                      10,123               8,457
   Depreciation and amortization                          7,902               7,598
   General and administrative expenses                    3,607               4,147
   Rental property expenses                               2,302               2,077
   Bayswater acquisition costs                               --               1,650
                                                      ---------           ---------
                                                        105,942             122,712
                                                      ---------           ---------
Earnings before property and securities
   transactions and minority interest                    30,147              34,970
Provision for loss on real estate                            --                (232)
Gain on sale of marketable equity
   and debt securities                                    1,334                  --
Gain on sales and disposition of real estate              1,362               2,106
Minority interest in net earnings of
   Stratosphere Corporation hotel and casino               (797)             (1,539)
                                                      ---------           ---------

NET EARNINGS                                          $  32,046           $  35,305
                                                      =========           =========


Continued...........

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


Continued........

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN $000'S EXCEPT PER UNIT DATA)

                                                            SIX MONTHS ENDED JUNE 30,
                                                         --------------------------------
                                                            2001                 2000
                                                            ----                 -----
Net earnings attributable to: (Note 9)
   Limited partners                                      $    31,408          $    33,173
   General partner                                               638                2,132
                                                         -----------          -----------
                                                         $    32,046          $    35,305
                                                         ===========          ===========

Net earnings per limited partnership unit:
   Basic earnings                                        $       .63          $       .67
                                                         ===========          ===========

Weighted average limited partnership
   units outstanding                                      46,098,284           46,098,284
                                                         ===========          ===========


   Diluted earnings                                      $       .57          $       .59
                                                         ===========          ===========

Weighted average limited partnership units
   and equivalent partnership units outstanding           55,341,276           56,559,509
                                                         ===========          ===========


See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                  (IN $000'S )

                                                    Limited Partners' Equity
                                    General         --------------------------                           Total
                                   Partner's        Depositary       Preferred        Held in          Partners'
                                    Equity            Units            Units         Treasury            Equity
                                    ------            -----            -----         --------            ------
Balance Dec. 31, 2000              $ 22,498         $ 944,340         $87,808        $(11,921)        $ 1,042,725

Comprehensive income:
   Net earnings                         638            31,408              --              --              32,046

    Sale of debt securities
      available for sale                 78             3,818              --              --               3,896

    Unrealized losses on
      securities available
        for sale                        (15)             (729)             --              --                (744)
                                   --------         ---------         -------        --------         -----------

Comprehensive income                    701            34,497              --              --              35,198

Pay-in-kind
distribution                             --            (2,169)          2,169              --                  --
                                   --------         ---------         -------        --------         -----------

Balance
June 30, 2001                      $ 23,199         $ 976,668         $89,977        $(11,921)        $ 1,077,923
                                   ========         =========         =======        ========         ===========


Accumulated other comprehensive loss at June 30, 2001 was $4,396.

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (IN $000'S)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                       -------------------------
                                                                         2001             2000
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                                     $ 32,046         $ 35,305
      Adjustments to reconcile net earnings to net
        cash provided by operating activities:
          Depreciation and amortization                                   7,902            7,598
          Gain on sale of marketable equity and debt securities          (1,334)              --
          Gain on sales and disposition of real estate                   (1,362)          (2,106)
          Minority interest in net earnings of Stratosphere
            Corporation hotel and casino                                    797            1,539
          Provision for loss on real estate                                  --              232
          Equity in earnings of GB Holdings Inc.                           (675)              --
          Changes in:
          (Increase) decrease in land and
            construction-in-progress                                     (1,852)           9,816
           Increase in receivables and other assets                      (2,613)            (179)
           Increase (decrease) in accounts payable,
            accrued expenses and other liabilities                        8,641           (1,967)
                                                                       --------         --------

             Net cash provided by operating activities                   41,550           50,238
                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase) decrease in mortgages and notes receivable             (16,088)           5,974
      Net proceeds from the sale and disposition of real estate           2,061           10,337
      Principal payments received on leases
        accounted for under the financing method                          3,463            3,848
      Acquisition of Bayswater's net assets                                  --          (84,350)
      Acquisition of rental real estate                                      --          (27,308)
      Additions to rental real estate                                      (424)          (2,028)
      Additions to hotel casino and resort operating properties         (41,630)          (5,325)
      Increase (decrease) in investment in U.S. Government and
        Agency obligations                                               (8,173)          18,655
      Decrease in minority interest in Stratosphere Corp.
        hotel and casino                                                     --           (1,970)
      Proceeds from the deposition of marketable equity and
        debt securities                                                  13,891               --
      (Decrease) increase in due to affiliate                            (9,038)          41,266
      Other                                                                  --              455
                                                                       --------         --------

             Net cash used in investing activities                      (55,938)         (40,446)
                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Partners' equity:
        Distributions to General Partner                                     --           (4,100)
      Debt:
        Decrease in mortgages payable                                      (182)            (632)
        Periodic principal payments                                      (3,409)          (4,715)
        Balloon payments                                                 (2,463)          (3,221)
                                                                       --------         --------

           Net cash used in financing activities                         (6,054)         (12,668)
                                                                       --------         --------


Continued..............

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED))
                                   (IN $000'S)

                                                          SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------
                                                          2001                2000
                                                          ----                ----
NET DECREASE IN CASH
AND CASH EQUIVALENTS                                      (20,442)             (2,876)

CASH AND CASH EQUIVALENTS,
      beginning of period                                 147,705             142,697
                                                        ---------           ---------

CASH AND CASH EQUIVALENTS,
      end of period                                     $ 127,263           $ 139,821
                                                        =========           =========

SUPPLEMENTAL INFORMATION:
 Cash payments for interest-net of amount
    capitalized                                         $   7,188           $   7,023
                                                        =========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES:

 Reclassifications:
    From financing lease                                $  (4,481)          $  (6,730)
    To operating lease                                      4,481               6,730
    From hotel and resort operating properties             (1,167)                 --
    To land and construction-in-progress                    1,167                  --
    From mortgages and notes receivable                        --             (62,338)
    To marketable equity and debt securities                   --              62,338
                                                        ---------           ---------
                                                        $      --           $      --
                                                        =========           =========
 Net unrealized losses on securities
    available for sale                                  $    (744)          $    (556)
                                                        =========           =========
 Increase in equity and debt securities                 $   2,500           $      --
                                                        =========           =========


See notes to consolidated financial statements

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


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

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company has adopted Statement of Financial Accounting Standards No. 133-Accounting for Derivative Instruments and Hedging Activities ("Statement 133") as of January 1, 2001. The adoption of Statement 133 has not had any impact in the Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142): "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company is evaluating the impact of the adoption of these standards but does not expect them to have any material effect on the Company's financial statements.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



2. CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the "Audit Committee"). For the three and six months ended June 30, 2001 the Company paid rent of approximately $35,000 and $70,000 respectively, in accordance with the agreement.

b. Stratosphere Corp. ("Stratosphere") billed affiliates of the General Partner approximately $344,000 and $449,000 for administrative services performed by Stratosphere personnel during the three and six months ended June 30, 2001, respectively.

Stratosphere also received hotel revenue of approximately $200,000 and $300,000 during the three and six months ended June 30, 2001, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

c. As of August 10, 2001 affiliates of Carl C. Icahn ("Icahn"), the Chairman of the Board of the General Partner, own 7,689,016 Preferred Units and 39,409,836 Depositary Units.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



3. COMMITMENTS AND CONTINGENCIES

a. On November 18, 1998, Ruth Ellen Miller filed a class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kingsley, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC). On September 21, 2000, Ruth Ellen Miller, Charles and Lydia Hoffman, and Joy Lazarus, claiming as plaintiffs on behalf of themselves and all others similarly situated, filed an amended complaint (the "Complaint") and a motion for class certification.

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

The Complaint seeks to have plaintiffs appointed as class representative and that the putative class be certified. The Complaint also seeks an unspecified amount in damages and injunctive relief: (i) dissolving the Partnership; (ii) enjoining API from continuing to act as general partner of the Partnership;
(iii) enjoining the Partnership from engaging in any transaction in which Icahn has either a direct or indirect interest; (iv) ordering API to exercise its fiduciary obligations; and (v) compelling the Partnership to make periodic distributions on the Depositary Units. Further, plaintiffs seek damages resulting from the alleged breach of the Partnership Agreement for an unquantified amount. The Complaint also seeks costs and attorneys' fees. Defendants moved to dismiss the amended complaint. The Company joined in the motions to the extent that the allegations are deemed applicable to it. Management believes plaintiffs' claims are without merit and intends to vigorously defend against them.

b. In January 2001, Stratosphere Gaming Corp. ("Stratosphere Gaming"), a wholly-owned subsidiary of Stratosphere, was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. Stratosphere Gaming removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RSH (PAL). Stratosphere Gaming has moved to dismiss one of the counts of plaintiffs' complaint. Stratosphere Gaming also opposed plaintiffs' Motion for Preliminary Injunction.In March, 2001, the Court held a hearing on the plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. At present, discovery has commenced and the parties are awaiting the Court's ruling on the Motion to Dismiss.

In May, 2001, Stratosphere was named in an action brought by Harrah's Entertainment, Inc. alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by Stratosphere in its advertising and promotions is said by plaintiff to infringe upon its patent rights.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



Stratosphere's management intends to vigorously defend itself against the above actions which are in the early stages of the litigation process. However, the Company does not believe that they will have a material effect on the results of operations or financial position of the Company.

c. In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

d. In October, 2000, Grand Union Company, a tenant leasing four properties owned by the Company filed for Chapter 11 Bankruptcy protection. The annual rental for these four properties is approximately $395,000. In 2001, the tenant exercised its right to affirm the leases which were simultaneously assigned to unaffiliated third parties. At June 30, 2001, the carrying value of these four properties was approximately $2,739,000.

e. In December 2000, Bradlees, a tenant leasing two properties owned by the Company, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The annual rentals for these two properties is approximately $550,000. In 2001, the tenant exercised its right to affirm the leases which were simultaneously assigned to unaffiliated third parties. At June 30, 2001, the carrying value of these two properties was approximately $2,381,000.

f. In April 2001, WR Grace, a tenant in a property owned by the Company, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The annual rental for the property is approximately $988,000. The tenant has not yet exercised its right to affirm or reject the lease. At June 30, 2001, the carrying value of the property was approximately $5,279,000.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001




4. HOTEL, CASINO AND RESORT OPERATING PROPERTIES

a. Stratosphere Hotel and Casino
The Company owns approximately 51% of Stratosphere and consolidates Stratosphere in its financial statements. In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. The Company, subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned. This transaction is expected to be completed in the fourth quarter of 2001. Stratosphere owns and operates the Stratosphere Tower Casino & Hotel, a resort complex located in Las Vegas, Nevada.

Stratosphere will invest up to $100 million for construction of an additional 1,000 rooms to the hotel, related amenities and purchase of the leasehold interest to the shopping center located on its premises. The improvements were substantially completed in July 2001. As of June 30, 2001, Stratosphere has expended approximately $78.2 million for additions to hotel and casino operating property.

Stratosphere's operations for the three and six months ended June 30, 2001 and 2000 have been included in "Hotel and casino operating income and expenses" in the Consolidated Statements of Earnings. Hotel and casino

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



operating expenses include all expenses except for approximately $2,229,000 and $4,652,000 of depreciation and amortization for the three and six months ended June 30, 2001, respectively, and $2,124,000 and $4,214,000 of depreciation and amortization for the three and six months ended June 30, 2000, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

b. Hotel and Resort Operating Properties

Hotel and resort operations for the three and six months ended June 30, 2001 and 2000 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $325,000 and $648,000 of depreciation and amortization for the three and six months ended June 30, 2001 respectively, and $369,000 and $673,000 of depreciation and amortization for the three and six months ended June 30, 2000, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



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

In February 2001, the Icahn affiliates sold their entire Claridge portfolio ($37.1 million face amount of Claridge Notes) for the following additional interests in the Sands: (i) 779,861 common shares of GB Holdings Inc. ("GB Holdings"), (ii) $15.96 million face amount of GB Property First Mortgage Notes ("GB Notes") and (iii) $21.56 million in cash. The Company recognized a gain of approximately $1.3 million as a result of this sale in the six months ended June 30, 2001. As a result, affiliates of the General Partner are, in effect, holding on behalf of the Company approximately (i) 3.6 million common shares of GB Holdings and (ii) $26.9 million face amount of GB Notes, to which the Company will become entitled and obligated to purchase when it is fully licensed. The Company no longer has any interest in the Claridge.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



For accounting purposes, the Company reflects its interest in the new Sands notes as held to maturity and has recorded its corresponding liability to repurchase such interests from the affiliate of the General Partner. At June 30, 2001 this investment is carried at cost of $21.3 million in the Consolidated Balance Sheets.

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

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of the previously separate companies for periods prior to the acquisition are restated on a combined basis.

8. PREFERRED UNITS

Pursuant to the terms of the Preferred Units, on February 23, 2001, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2001 to holders of record as of March 15, 2001. A total of 423,172 additional Preferred Units were issued. As of June 30, 2001, 8,886,631 Preferred Units are issued and outstanding.

9. EARNINGS PER SHARE

Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be unit equivalents.

For the three and six months ended June 30, 2001 and 2000, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:


                                     Three Months Ended     Six Months Ended
                                     ------------------     ----------------
                                     6/30/01    6/30/00    6/30/01    6/30/00
                                     -------    -------    -------    -------
Basic:
   Earnings before property
     and securities transactions      $ .29      $ .41      $ .57      $ .63
   Net gain from property
     and securities transactions        .03        .01        .06        .04
                                      -----      -----      -----      -----
   Net earnings                       $ .32      $ .42      $ .63      $ .67
                                      =====      =====      =====      =====

Diluted:
   Earnings before property
     and securities transactions      $ .27      $ .35      $ .52      $ .55
   Net gain from property
     and securities transactions        .02        .01        .05        .04
                                      -----      -----      -----      -----
         Net earnings                 $ .29      $ .36      $ .57      $ .59
                                      =====      =====      =====      =====

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



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

Comprehensive income for the three and six months ended June 30, 2001 and 2000 is as follows (in $000's):

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001


                                              Three Months Ended           Six Months Ended
                                              ------------------           ----------------
                                              2001          2000          2001          2000
                                            --------      --------      --------      --------
Net income                                  $ 16,215      $ 20,607      $ 32,046      $ 35,305
Sale of debt securities
   available for sale                             --            --         3,896            --
Unrealized losses on securities
   available for sale                         (1,459)         (743)         (744)       (1,299)
                                            --------      --------      --------      --------
Comprehensive income                        $ 14,756      $ 19,864      $ 35,198      $ 34,006
                                            ========      ========      ========      ========


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

AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

The revenues and net earnings for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2001 and 2000 (in $000's).

                                                       Three Months Ended
                                                       ------------------
                                                      6/30/01      6/30/00
                                                      -------      -------
Revenues:
Rental real estate                                    $11,157      $11,223
Land, house and condominium sales                      10,163       22,227
Hotel & resort operating properties                     4,482        5,763
Hotel & casino operating properties                    33,508       32,088
Other investments                                       2,830        2,915
                                                      -------      -------
           Sub-total                                   62,140       74,216

Reconciling items - primarily interest income on
   short-term investments and other income              7,042        8,099
                                                      -------      -------

           Total revenues                             $69,182      $82,315
                                                      =======      =======

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



                                                       Three Months Ended
                                                       ------------------
                                                     6/30/01        6/30/00
                                                     -------        -------
Net earnings:
Segment earnings (losses):
   Rental real estate                                $ 9,873        $ 9,950
   Land, house and condominium development             2,179          5,688
   Hotel and resort operating properties                 647            962
   Hotel and casino operating properties               2,731          3,290
   Other investments                                   2,830          2,915
                                                     -------        -------
       Total segment earnings                         18,260         22,805
   Other expenses net                                 (2,045)        (2,198)
   General partner's share                              (323)          (410)
                                                     -------        -------

       Net earnings-limited partner unitholders      $15,892        $20,197
                                                     =======        =======

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



                                                          Six Months Ended
                                                          ----------------
                                                       6/30/01        6/30/00
                                                      ---------      ---------
Revenues:
Rental real estate                                    $  21,708      $  21,752
Land, house and condominium sales                        20,927         41,036
Hotel & resort operating properties                       7,214          9,527
Hotel & casino operating properties                      66,765         66,092
Other investments                                         3,941          3,978
                                                      ---------      ---------
           Sub-total                                    120,555        142,385

Reconciling items - primarily interest income on
   short-term investments and other income               15,534         15,297
                                                      ---------      ---------
           Total revenues                             $ 136,089      $ 157,682
                                                      =========      =========

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



                                                         Six Months Ended
                                                         ----------------
                                                      6/30/01        6/30/00
                                                     ---------      ---------
Net earnings:
Segment earnings (losses):
   Rental real estate                                $  19,406      $  19,675
   Land, house and condominium development               5,514         10,336
   Hotel and resort operating properties                   543            266
   Hotel and casino operating properties                 6,841          7,270
   Other investments                                     3,941          3,978
                                                     ---------      ---------
       Total segment earnings                           36,245         41,525
   Other expenses net                                   (4,199)        (6,220)
   General partner's share                                (638)        (2,132)
                                                     ---------      ---------

       Net earnings-limited partner unitholders      $  31,408      $  33,173
                                                     =========      =========

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



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


GENERAL

The Company believes that it will benefit from the diversification of its portfolio of assets. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. In selecting future real estate investments, the Company intends to focus on assets that it

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. The Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming industry, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and under-performing properties that may require active asset management and significant capital improvements. The Company has made investments in the gaming industry, and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests and the financing and investment in the movie production and distribution industry. Such investments may include acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to the Company. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

By the end of the year 2003, net leases representing approximately 11% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2005, net leases representing approximately 31% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



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

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



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

The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately forty-one updates are expected to be completed in 2001 with another thirty-seven scheduled for the year 2002.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000 Gross revenues decreased by $13,133,000, or 16%, during the three months ended June 30, 2001 as compared to the same period in 2000. This decrease reflects decreases of $12,064,000 in land, house and condominium sales, $1,677,000 in dividend and other income, $1,281,000 in hotel and resort operating income, $1,086,000 in interest income on treasury bills and other investments and $755,000 in financing lease income partially offset by increases of $1,621,000 in equity in earnings of GB Holdings, Inc., $1,420,000 in hotel and casino operating income and $689,000 in rental income. The decrease in land, house and condominium sales is primarily due to a decline in inventory of completed units available for sale. The decrease in dividend and other income is primarily due to a decrease in distributions from limited partnership investments. The decrease in hotel and resort operating income is primarily attributable to New Seabury resort operations which were negatively impacted by the construction of a new club house and golf course improvements. The decrease in interest income on treasury bills and other investments is primarily attributable to a decrease in interest rates on short-term investments. The decrease in financing lease income is the result of lease expirations and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in gaming revenues. The equity in earnings of GB Holdings, Inc. is the result of accounting for the Company's

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



interest under the equity method effective October 1, 2000. The increase in rental income is primarily attributable to operating lease rentals.

Expenses decreased by $7,806,000, or 12.6%, during the three months ended June 30, 2001 as compared to the same period in 2000. This decrease reflects decreases of $8,555,000 in the cost of land, house and condominium sales, $966,000 in hotel and resort operating expenses, $432,000 in general and administrative expenses and $135,000 in depreciation and amortization partially offset by increases of $1,979,000 in hotel and casino operating expenses, $292,000 in interest expense and $11,000 in rental property expenses. The decrease in cost of land, house and condominium sales is due to decreased sales as explained above. The decrease in hotel and resort operating expenses is primarily attributable to the New Seabury resort operations as explained above. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues.

As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities, management anticipates increased hotel and casino operating revenues and expenses in the second half of 2001. Due to this expansion, management also expects the occupancy percentage and average daily rate ("ADR") to decline during this period while marketing and advertising expenses are expected to increase.

Earnings before property and securities transactions and minority interest decreased during the three months ended June 30, 2001 by $5,327,000 as compared to the same period in 2000.

Gain on property transactions increased by $253,000 during the three months ended June 30, 2001 as compared to the same period in 2000 due to the size and number of transactions.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



During the three months ended June 30, 2000, the Company recorded a provision for loss on real estate of $232,000. No such provision was required in 2001.

Minority interest in the net earnings of Stratosphere Corporation decreased by $450,000 during the three months ended June 30, 2001 as compared to the same period in 2000 due to a decrease in Stratosphere's net hotel and casino operating income.

Net earnings for the three months ended June 30, 2001 decreased by $4,392,000 as compared to the three months ended June 30, 2000 primarily due to decreased interest income ($1.1 million) and decreased earnings from land, house and condominium operations ($3.5 million). Interest income declined due to lower short-term rates which trend is expected to continue. Earnings from land, house and condominium operations decreased due to a decline in inventory of completed units available for sale. Based on existing contracts, sales are expected to increase in the second half of 2001. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact 2002 earnings from this business segment unless mitigated by the purchase of land, development and sale of units in approved sub-divisions.

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.27 in the three months ended June 30, 2001 compared to $.35 in the comparable period of 2000, and net gain from property transactions was $.02 in the three months ended June 30, 2001 compared to $.01 in the comparable period of 2000. Diluted net earnings per weighted average limited partnership unit

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



outstanding totalled $.29 in the three months ended June 30, 2001 compared to $.36 in the comparable period of 2000.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 Gross revenues decreased by $21,593,000, or 13.7%, during the six months ended June 30, 2001 as compared to the same period in 2000. This decrease reflects decreases of $20,109,000 in land, house and condominium sales, $2,313,000 in hotel and resort operating income, $1,616,000 in financing lease income and $518,000 in dividend and other income partially offset by increases of $1,572,000 in rental income, $675,000 in equity in earnings of GB Holdings, Inc., $673,000 in hotel and casino operating income and $43,000 in interest income on treasury bills and other investments. The decrease in land, house and condominium sales is primarily due to a decline in inventory of completed units available for sale. The decrease in hotel and resort operating income is primarily attributable to a decline in New Seabury resort operations, including membership initiation fees, which were negatively impacted by the construction of a new clubhouse and golf course improvements. The decrease in financing lease income is the result of lease expirations and normal financing lease amortization. The decrease in dividend and other income is primarily due to decreased distributions from limited partnership investments partially offset by a lease termination fee received in the six months ended June 30, 2001. The increase in rental income is primarily attributable to newly acquired properties. The equity in earnings of GB Holdings, Inc. is the

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



result of accounting for the Company's interest under the equity method effective October 1, 2000. The increase in hotel and casino operating income is primarily attributable to increased gaming revenues.

Expenses decreased by $16,770,000, or 13.7%, during the six months ended June 30, 2001 as compared to the same period in 2000. This decrease reflects decreases of $15,287,000 in the cost of land, house and condominium sales, $2,590,000 in hotel and resort operating expenses, $1,650,000 in Bayswater acquisition costs and $540,000 in general and administrative expenses partially offset by increases of $1,666,000 in interest expense, $1,102,000 in hotel and casino operating expenses, $304,000 in depreciation and amortization and $225,000 in rental property expenses. The decrease in cost of land, house and condominium sales is due to decreased sales as explained above. The decrease in hotel and resort operating expenses is primarily attributable to New Seabury resort operations as explained above. The increase in interest expense is primarily attributable to increased interest due affiliates in connection with repurchase obligations. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues.

As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities, management anticipates increased hotel and casino operating revenues and expenses in the second half of 2001. Due to this expansion, management also expects the occupancy percentage and ADR to decline during this period while marketing and advertising expenses are expected to increase.

Earnings before property and securities transactions and minority interest decreased during the six months ended June 30, 2001 by $4,823,000 as compared to the same period in 2000.

Gain on property transactions decreased by $744,000 during the six months ended June 30, 2001 as compared to the same period in 2000 due to the number and size of transactions.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



During the six months ended June 30, 2000, the Company recorded a provision for loss on real estate of $232,000. No such provision was required in 2001.

Gain on sale of marketable equity and debt securities was $1,334,000 in the six months ended June 30, 2001. There was no such transaction in 2000.

Minority interest in the net earnings of Stratosphere Corporation decreased by $742,000 during the six months ended June 30, 2001 as compared to the same period in 2000 due to a decrease in Stratosphere's net hotel and casino operating income.

Net earnings for the six months ended June 30, 2001 decreased by $3,259,000 as compared to the six months ended June 30, 2000 primarily due to decreased earnings from land, house and condominium operations ($4.8 million) and increased interest expense ($1.7 million) partially offset by decreased Bayswater acquisition costs ($1.7 million) and increased gain on sale of marketable equity and debt securities ($1.3 million). Earnings from land, house and condominium operations decreased due to a decline in inventory of completed units available for sale. Based on existing contracts, sales are expected to increase in the second half of 2001. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact 2002 earnings from this business segment unless mitigated by the purchase of land, development and sale of units in approved sub-divisions.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.52 in the six months ended June 30, 2001 compared to $.55 in the comparable period of 2000, and net gain from property and securities transactions was $.05 in the six months ended June 30, 2001 compared to $.04 in the comparable period of 2000. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.57 in the six months ended June 30, 2001 compared to $.59 in the comparable period of 2000.

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

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



In 2001, ten leases covering ten properties and representing approximately $1.0 million in annual rentals are schedule to expire. Seven leases, originally representing approximately $667,000 in annual rental income, have been renewed at tenants' option for approximately $434,000 annual rentals. Such renewals are generally for a term of five years. The renewal status of two properties, with an approximate annual rental income of $300,000, is currently pending. One property representing approximately $33,000 in annual rentals was sold.

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

During the six months ended June 30, 2001, the Company generated approximately $26.1 million in cash flow from day-to-day operations which excludes approximately $7.2 million in cash flow from the operations of Bayswater and Stratosphere which are being retained for their operations and excludes approximately $3.2 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



In 2001, the Company had approximately $1.77 million of maturing debt obligations which was repaid in the first quarter of 2001. In addition, the Company repaid a mortgage of approximately $706,000 in connection with a lease termination in the six months ended June 30, 2001.

Capital expenditures for real estate, excluding hotel and casino operating property, were approximately $8.8 million during the six months ended June 30, 2001.

During the six months ended June 30, 2001, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $14.8 million which was added to the Company's operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company's operating cash reserves are approximately $156.3 million at June 30, 2001 (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capital expenditures and certain contingencies.

The Company has the right and obligation to repurchase its interest in the Sands when licensed by the N.J. Casino Control Commission. At June 30, 2001, the Company's obligation to affiliates of the General Partner for interests held in the Sands on its behalf was approximately $68.5 million.

In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by the

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



Company and an affiliate of Icahn. The Company, subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned. This transaction is expected to be completed in the fourth quarter of 2001. In addition, Stratosphere will invest up to $100 million for expansion of its hotel and casino facility, related amenities and the purchase of the leasehold interest in the shopping center located on the premises. This expansion was substantially completed in July 2001. As of June 30, 2001, Stratosphere has expended approximately $78.2 million for additions to hotel and casino operating property. The parent company has funded $68.5 million of this expansion and the balance has been funded from Stratosphere's working capital.

The Company anticipates that golf course and clubhouse improvements in New Seabury, Massachusetts will require the expenditure by the Company of an aggregate of approximately $10 million in the year 2001, of which $8.0 million was expended in the six months ended June 30, 2001. These improvements are expected to be completed in the third quarter of 2001.

Pursuant to the 1997 Offering, which closed in September 1997, the Company raised approximately $267 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio.

The Company's cash and cash equivalents and investment in U.S. Government and Agency obligations decreased by $12.3 million during the six months ended June 30, 2001, primarily due to additions to hotel and casino property ($33.8 million), mezzanine loan advances ($9.3 million) and participation loan ($6.8 million) partially

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



offset by net cash flow from operations ($14.8 million), net cash flow from Bayswater and Stratosphere operations ($7.2 million), working capital changes ($4.2 million), interest earned on the 1997 Rights Offering ($3.2 million), equity and debt securities ($3.1 million) and miscellaneous other items ($5.1 million).

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

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



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

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



PART II. Other information

ITEM 1. LEGAL PROCEEDINGS

Unitholder Litigation
---------------------

a. On November 18, 1998, Ruth Ellen Miller filed a class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kingsley, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC). On September 21, 2000, Ruth Ellen Miller, Charles and Lydia Hoffman, and Joy Lazarus, claiming as plaintiffs on behalf of themselves and all others similarly situated, filed an amended complaint (the "Complaint") and a motion for class certification.

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

The Complaint seeks to have plaintiffs appointed as class representative and that the putative class be certified. The Complaint also seeks an unspecified amount in damages and injunctive relief: (i) dissolving the Partnership; (ii) enjoining API from continuing to act as general partner of the Partnership;
(iii) enjoining the Partnership from engaging in any transaction in which Icahn has either a direct or indirect interest; (iv) ordering API to exercise its fiduciary obligations; and (v) compelling the Partnership to make periodic distributions on the Depositary Units. Further, plaintiffs seek damages resulting from the alleged breach of the Partnership Agreement for an unquantified amount. The Complaint also seeks costs and attorneys' fees. Management believes plaintiffs' claims are without merit and intends to vigorously defend against them. Defendants moved to dismiss the amended complaint. The Company joined in the motions to the extent that the allegations are deemed applicable to it.


Stratosphere Litigation
-----------------------

In January 2001, Stratosphere Gaming Corp. ("Stratosphere Gaming"), a wholly-owned subsidiary of Stratosphere, was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ("ADA"), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. Stratosphere Gaming removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RSH (PAL). Stratosphere Gaming has moved to dismiss one of the counts of plaintiffs' complaint. Stratosphere Gaming also opposed plaintiffs' Motion for Preliminary Injunction. In March, 2001, the Court held a hearing on the plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. At present, discovery has commenced and the parties are awaiting the Court's ruling on the Motion to Dismiss.

In May, 2001, Stratosphere was named in an action brought by Harrah's Entertainment, Inc. alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by Stratosphere in its advertising and promotions is said by plaintiff to infringe upon its patent rights.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



Stratosphere's management intends to vigorously defend itself against the above actions which are in the early stages of the litigation process. However, the Company does not believe that they will have a material effect on the results of operations or financial position of the Company.

In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits - none

       (b) (1) Form 8-K was filed on April 2, 2001 announcing 2000 fourth quarter and full year financial results and that no distributions are expected to be made during 2001.

     AMERICAN REAL ESTATE PARTNERS, L.P.-FORM 10-Q-JUNE 30, 2001



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

Date: August 14, 2001