Form 10-Q
period 2001-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2001-11-14
CIK 813762

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended	September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number       1-9516

American Real Estate Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3398766

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Bedford Road, Mt. Kisco, NY	10549

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number,including area code)	(914) 242-7700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page No.

Consolidated Balance Sheets - September 30, 2001 and December 31, 2000	1-2

Consolidated Statements of Earnings - Three Months Ended September 30, 2001 and 2000	3-4

Consolidated Statements of Earnings - Nine Months Ended September 30, 2001 and 2000	5-6

Consolidated Statement of Changes In Partners’ Equity and Comprehensive Income Nine Months Ended September 30, 2001	7

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000	8-9

Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	42

PART II. OTHER INFORMATION	42

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

CONSOLIDATED BALANCE SHEETS
(unaudited)
(In $000’s)

	September 30,	December 31,
	2001	2000

ASSETS

Real estate leased to others:

Accounted for under the financing method	$183,784	$193,428

Accounted for under the operating method, net of accumulated depreciation	187,682	185,968

Hotel, casino and resort operating properties, net of accumulated depreciation:

Stratosphere Corporation hotel and casino	183,049	152,335

Hotel and resort	42,929	32,918

Land and construction-in-progress	72,985	75,952

Investment in U.S. Government and Agency obligations	478,176	475,267

Cash and cash equivalents	135,128	147,705

Marketable equity and debt securities	43,067	54,736

Equity interest in GB Holdings, Inc.	41,404	38,359

Mortgages and notes receivable	35,933	19,946

Receivables and other assets	49,842	46,373

Total	$1,453,979	$1,422,987

Continued.....

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

CONSOLIDATED BALANCE SHEETS — Continued
(unaudited)
(In $000’s)

	September 30,	December 31,
	2001	2000

LIABILITIES

Mortgages payable	$173,330	$182,049

Due to affiliates	69,014	77,521

Accounts payable, accrued expenses and other liabilities	48,320	55,785

Total liabilities	290,664	315,355

Minority interest in Stratosphere Corporation hotel and casino	67,794	64,907

Commitments and Contingencies (Notes 2 and 3)

PARTNERS’ EQUITY

Limited partners:

Preferred units, $10 liquidation preference, 5% cumulative payin-kind redeemable; 9,400,000 authorized; 8,886,631 and 8,463,459 issued and outstanding as of

Sept. 30, 2001 and Dec. 31, 2000	91,088	87,808

Depositary units; 47,850,000 authorized; 47,235,484 outstanding	992,805	944,340

General partner	23,549	22,498

Treasury units at cost:

1,137,200 depositary units	(11,921)	(11,921)

Total partners’ equity	1,095,521	1,042,725

Total	$1,453,979	$1,422,987

See notes to consolidated financial statements

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(In $000’s Except Per Unit Data)

	Three Months Ended September 30,

	2001	2000

Revenues:

Hotel and casino operating income	$40,061	$31,623

Land, house and condominium sales	17,548	18,132

Hotel and resort operating income	6,389	7,984

Interest income on financing leases	4,172	4,871

Interest income on treasury bills and other investments	6,627	9,069

Rental income	6,912	5,989

Equity in earnings of GB Holdings, Inc.	1,860	—

Dividend and other income	711	936

	84,280	78,604

Expenses:

Hotel and casino operating expenses	36,368	28,897

Cost of land, house and condominium sales	13,917	14,387

Hotel and resort operating expenses	4,380	5,697

Interest expense	4,711	4,597

Depreciation and amortization	4,248	3,489

General and administrative expenses	1,525	1,582

Rental property expenses	1,346	1,020

	66,495	59,669

Earnings before property transactions and minority interest	17,785	18,935

Provision for loss on real estate	—	(259)

Gain on sales and disposition of real estate	—	357

Minority interest in net earnings of Stratosphere Corporation hotel and casino	(14)	(564)

NET EARNINGS	$17,771	$18,469

Continued...........

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

Continued...........

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(In $000’s Except Per Unit Data)

	Three Months Ended September 30,

	2001	2000

Net earnings attributable to: (Note 9)

Limited partners	$17,417	$18,101

General partner	354	368

	$17,771	$18,469

Net earnings per limited partnership unit:

Basic earnings	$.35	$.37

Weighted average limited partnership units outstanding	46,098,284	46,098,284

Diluted earnings	$.31	$.33

Weighted average limited partnership units and equivalent partnership units outstanding	55,587,899	55,624,078

See notes to consolidated financial statements

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(In $000’s Except Per Unit Data)

	Nine Months Ended September 30,

	2001	2000

Revenues:

Hotel and casino operating income	$106,826	$97,715

Land, house and condominium sales	38,475	59,168

Hotel and resort operating income	13,603	17,511

Interest income on financing leases	12,827	15,142

Interest income on treasury bills and other investments	23,539	25,938

Rental income	19,965	17,470

Dividend and other income	2,599	3,342

Equity in earnings of GB Holdings, Inc.	2,535	—

	220,369	236,286

Expenses:

Hotel and casino operating expenses	96,292	87,719

Cost of land, house and condominium sales	29,330	45,087

Hotel and resort operating expenses	11,051	14,958

Interest expense	14,834	13,054

Depreciation and amortization	12,150	11,087

General and administrative expenses	5,132	5,729

Rental property expenses	3,648	3,097

Bayswater acquisition costs	—	1,650

	172,437	182,381

Earnings before property and securities transactions and minority interest	47,932	53,905

Provision for loss on real estate	—	(491)

Gain on sale of marketable equity and debt securities	1,334	—

Gain on sales and disposition of real estate	1,362	2,463

Minority interest in net earnings of Stratosphere Corporation hotel and casino	(811)	(2,103)

NET EARNINGS	$49,817	$53,774

Continued...........

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

Continued........

CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(In $000’s Except Per Unit Data)

	Nine Months Ended September 30,

	2001	2000

Net earnings attributable to: (Note 9)
Limited partners	$48,826	$51,273
General partner	991	2,501

	$49,817	$53,774

Net earnings per limited partnership unit:

Basic earnings	$.99	$1.04

Weighted average limited partnership units outstanding	46,098,284	46,098,284

Diluted earnings	$.88	$.91

Weighted average limited partnership units and equivalent partnership units outstanding	55,423,484	56,247,699

See notes to consolidated financial statements

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ EQUITY
AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2001
(unaudited)
(In $000’s)

		Limited Partners’ Equity

	General				Total
	Partner’s	Depositary	Preferred	Held in	Partners'
	Equity	Units	Units	Treasury	Equity

Balance Dec. 31, 2000	$22,498	$944,340	$87,808	$(11,921)	$1,042,725

Comprehensive income:

Net earnings	991	48,826	—	—	49,817

Reversal of unrealized loss on sale of debt securities	78	3,818	—	—	3,896

Unrealized losses on securities available for sale	(18)	(899)	—	—	(917)

Comprehensive income	1,051	51,745	—	—	52,796

Pay-in-kind distribution	—	(3,280)	3,280	—	—

Balance September 30, 2001	$23,549	$992,805	$91,088	$(11,921)	$1,095,521

Accumulated other comprehensive loss at September 30, 2001 was $4,569

See notes to consolidated financial statements

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In $000’s)

	Nine Months Ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$49,817	$53,774

Adjustments to reconcile net earnings to net

cash provided by operating activities:

Depreciation and amortization	12,150	11,087

Gain on sale of marketable equity and debt securities	(1,334)	—

Gain on sales and disposition of real estate	(1,362)	(2,463)

Minority interest in net earnings of Stratosphere Corporation hotel and casino	811	2,103

Provision for loss on real estate	—	491

Equity in earnings of GB Holdings Inc.	(2,535)	—

Changes in:

Decrease in land and construction-in-progress	3,070	4,554

Increase in receivables and other assets	(626)	(2,021)

Decrease in accounts payable, accrued expenses and other liabilities	(4,561)	(3,956)

Net cash provided by operating activities	55,430	63,569

CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) decrease in mortgages and notes receivable	(15,988)	2,845

Net proceeds from the sale and disposition of real estate	2,061	14,036

Principal payments received on leases accounted for under the financing method	5,162	5,699

Acquisition of Bayswater’s net assets	—	(84,350)

Acquisition of rental real estate	—	(27,308)

Additions to rental real estate	(442)	(2,032)

Additions to hotel casino and resort operating properties	(50,878)	(4,441)

(Increase) decrease in investment in U.S. Government and Agency obligations	(2,909)	837

Decrease in minority interest in Stratosphere Corp. hotel and casino	—	(1,970)

Increase in equity interest in GB Holdings, Inc.	—	(32,500)

Proceeds from the disposition of marketable equity and debt securities	12,222	4,165

(Decrease) increase in due to affiliate	(8,517)	76,341

Other	—	455

Net cash used in investing activities	(59,289)	(48,223)

CASH FLOWS FROM FINANCING ACTIVITIES:

Partners’ equity:

Distributions to General Partner	—	(4,100)

Debt:

(Decrease) increase in mortgages payable	(186)	19,600

Periodic principal payments	(5,319)	(7,278)

Balloon payments	(3,213)	(7,358)

Net cash (used in) provided by financing activities	(8,718)	864

Continued..............

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited))
(In $000’s)

	Nine Months Ended September 30,

	2001	2000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,577)	16,210

CASH AND CASH EQUIVALENTS, beginning of period	147,705	142,697

CASH AND CASH EQUIVALENTS, end of period	$135,128	$158,907

SUPPLEMENTAL INFORMATION:

Cash payments for interest-net of amount capitalized	$11,741	$10,332

SUPPLEMENTAL SCHEDULE OF NONCASH

INVESTING ACTIVITIES:

Reclassifications:

From financing lease	$(4,481)	$(8,016)

To operating lease	4,481	5,100

To property held for sale		2,916

From hotel and resort operating properties	(1,167)	—

To land and construction-in-progress	1,167	—

From mortgages and notes receivable	—	(62,338)

To marketable equity and debt securities	—	62,338

	$—	$—

Net unrealized losses on securities available for sale	$(917)	$—

Increase in equity and debt securities	$2,500	$—

See notes to consolidated financial statements

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	General

The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

The Company has adopted Statement of Financial Accounting Standards No. 133-Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) as of January 1, 2001. The adoption of Statement 133 has not had any impact in the Company’s financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142): “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards but does not expect them to have any material effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 will become effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurements of long-lived assets to be disposed of by sale. The Company is currently evaluating the impact, if any, of adopting SFAS No. 144.

2.	Conflicts of Interest and Transactions with Related Parties

a.     The Company is a party to a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the “Audit Committee”). For the three and nine months ended September 30, 2001 the Company paid rent of approximately $41,000 and $111,000 respectively, in accordance with the agreement.

b.     Stratosphere Corp. (“Stratosphere”) received from affiliates of the General Partner approximately $219,000 and $668,000 as reimbursement for administrative services performed by Stratosphere personnel during the three and nine months ended September 30, 2001, respectively.

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

Stratosphere also received hotel revenue of approximately $200,000 and $500,000 during the three and nine months ended September 30, 2001, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

c.     As of November 12, 2001 affiliates of Carl C. Icahn (“Icahn”), the Chairman of the Board of the General Partner, own 7,689,016 Preferred Units and 39,706,836 Depositary Units.

3.	Commitments and Contingencies

a.     On November 18, 1998, Ruth Ellen Miller filed a class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kingsley, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC). On September 21, 2000, Ruth Ellen Miller, Charles and Lydia Hoffman, and Joy Lazarus, claiming as plaintiffs on behalf of themselves and all others similarly situated, filed an amended complaint (the “Complaint”) and a motion for class certification.

Plaintiffs alleged that defendants breached their fiduciary or contractual duties to the Company by (i) using the General Partner to make a Rights Offering in February 1995 that enabled High Coast to acquire a majority of the Partnership Units and insulated the General Partner from removal, (ii) cutting off distributions in order to devote all available cash to investments in which other Icahn entities were invested and to put pressure on the Unitholders to sell out, (iii) amended the Partnership Agreement in 1996 to broaden the purposes of the

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

Partnership to allow investment in any securities, and (iv) bought out certain Unitholders at an allegedly unfair price through a 1998 Tender Offer.

The Complaint sought class certification, an unspecified amount in damages, injunctive relief, costs and attorneys’ fees.

Pursuant to Defendants’ motion to dismiss, on September 6, 2001, Vice Chancellor Strine for the Delaware Court of Chancery dismissed the Complaint in part with prejudice and in part without prejudice.

b.     In January 2001, Stratosphere Gaming Corp. (“Stratosphere Gaming”), a wholly-owned subsidiary of Stratosphere, was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act (“ADA”), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. Stratosphere Gaming removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL).

The federal district court held a hearing on plaintiffs’ Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs’ lack of irreparable injury. The federal district court also granted Stratosphere Gaming’s Motion to Dismiss the plaintiffs’ state law claims, leaving in place only the

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

ADA claims. Stratosphere Gaming has now filed a Motion for Summary Judgement on the ADA claims because any purported ADA violations have been remedied or are in the process of being remedied. The plaintiffs have filed an opposition to that motion and have filed their own Countermotion for Summary Judgement.

In May, 2001, Stratosphere was named in an action brought by Harrah’s Entertainment, Inc. alleging infringement of a purported patent covering a business method allegedly developed by Harrah’s. The use of an allegedly similar business method by Stratosphere in its advertising and promotions is said by plaintiff to infringe upon its patent rights. The discovery process commenced but has been suspended pending settlement discussions which are currently taking place.

Stratosphere’s management intends to vigorously defend itself against the above actions which are in the early stages of the litigation process. However, the Company does not believe that they will have a material effect on the results of operations or financial position of the Company.

c.     In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management’s opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

d.     In October, 2000, Grand Union Company, a tenant leasing four properties owned by the Company filed for Chapter 11 Bankruptcy protection. The annual rental for these four properties is approximately $395,000. In 2001, the tenant exercised its right to affirm the leases which were simultaneously assigned

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

to unaffiliated third parties. At September 30, 2001, the carrying value of these four properties was approximately $2,723,000.

e.     In December 2000, Bradlees, a tenant leasing two properties owned by the Company, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The annual rentals for these two properties is approximately $550,000. In 2001, the tenant exercised its right to affirm the leases which were simultaneously assigned to unaffiliated third parties. At September 30, 2001, the carrying value of these two properties was approximately $2,359,000.

f.     In April 2001, WR Grace, a tenant in a property owned by the Company, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The annual rental for the property is approximately $988,000. The tenant has not yet exercised its right to affirm or reject the lease. At September 30, 2001, the carrying value of the property was approximately $5,203,000.

4.	Hotel, Casino and Resort Operating Properties

a.     Stratosphere Hotel and Casino

The Company owns approximately 51% of Stratosphere and consolidates Stratosphere in its financial statements.

In September 2000, Stratosphere’s Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. The Company, subject to certain conditions, will pay approximately

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

$44.3 million for the outstanding shares of Stratosphere not currently owned. This transaction is expected to be completed by March 31, 2002. Stratosphere owns and operates the Stratosphere Tower Casino & Hotel, a resort complex located in Las Vegas, Nevada.

Stratosphere will invest approximately $90 million for construction of an additional 1,000 rooms to the hotel, related amenities and purchase of the leasehold interest to the shopping center located on its premises. The improvements were substantially completed in June 2001. As of September 30, 2001, Stratosphere has expended approximately $82.5 million for additions to hotel and casino operating property.

Stratosphere’s operations for the three and nine months ended September 30, 2001 and 2000 have been included in “Hotel and casino operating income and expenses” in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $2,349,000 and $7,001,000 of depreciation and amortization for the three and nine months ended September 30, 2001, respectively, and $2,048,000 and $6,262,000 of depreciation and amortization for the three and nine months ended September 30, 2000, respectively. Such amounts have been included in “Depreciation and amortization expense” in the Consolidated Statements of Earnings.

b.     Hotel and Resort Operating Properties

Hotel and resort operations for the three and nine months ended September 30, 2001 and 2000 have been included in “Hotel and resort operating income and expenses” in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $524,000 and

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

$1,172,000 of depreciation and amortization for the three and nine months ended September 30, 2001 respectively, and $180,000 and $1,154,000 of depreciation and amortization for the three and nine months ended September 30, 2000, respectively. Such amounts have been included in “Depreciation and amortization expense” in the Consolidated Statements of Earnings.

Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

5.	Marketable Equity and Debt Securities

a.     In March 2000, in accordance with a prior agreement, the Company transferred its First Mortgage Notes (“Notes”) in the Sands Hotel and Casino (“Sands”) and the Claridge Hotel and Casino (“Claridge”) to an affiliate of the General Partner in order to facilitate the bankruptcy reorganizations of the two Atlantic City casinos. The Company was paid its cost for such notes. However, the affiliate of the General Partner is obligated to sell back to the Company and the Company is obligated to repurchase its interest in the Sands and/or Claridge, as the case may be, at the same price increased by Icahn advances, decreased by distributions and/or interest payments received (together with a commercially reasonable interest factor) when the appropriate licenses are obtained by the Company. The Company’s liability to repurchase its interests is reflected as “Due to affiliates” in the Consolidated Balance Sheets.

In February 2001, the Icahn affiliates sold their entire Claridge portfolio ($37.1 million face amount of Claridge Notes) for the following additional interests in the Sands: (i) 779,861 common shares of GB

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

Holdings Inc. (“GB Holdings”), (ii) $15.96 million face amount of GB Property First Mortgage Notes (“GB Notes”) and (iii) $21.56 million in cash. The Company recognized a gain of approximately $1.3 million as a result of this sale in the nine months ended September 30, 2001. As a result, affiliates of the General Partner are, in effect, holding on behalf of the Company approximately (i) 3.6 million common shares of GB Holdings and (ii) $26.9 million face amount of GB Notes, to which the Company will become entitled and obligated to purchase when it is fully licensed. The Company no longer has any interest in the Claridge.

For accounting purposes, the Company reflects its interest in the new Sands notes as held to maturity and has recorded its corresponding liability to repurchase such interests from the affiliate of the General Partner. At September 30, 2001 this investment is carried at cost of $21.3 million in the Consolidated Balance Sheets.

The Company reflects its pro rata equity interest in the Sands as “Equity interest in GB Holdings, Inc.” in the Consolidated Balance Sheets (see note 6).

6.	Equity Interest in GB Holdings, Inc.

The Company reflects its pro rata equity interest (approximately 36%) in the Sands under this caption in the Consolidated Balance Sheets. The Company’s corresponding obligation to repurchase its interest is included in “Due to affiliates” in the Consolidated Balance Sheets. The Company accounts for its investment under the equity method.

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

7.	Bayswater

In March 2000, the Company acquired from affiliates of the General Partner the assets of Bayswater Realty & Capital Corp. and the ownership interests of its affiliated entities (“Bayswater”) for approximately $84.35 million.

In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of the previously separate companies for periods prior to the acquisition are restated on a combined basis.

8.	Preferred Units

Pursuant to the terms of the Preferred Units, on February 23, 2001, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2001 to holders of record as of March 15, 2001. A total of 423,172 additional Preferred Units were issued. As of September 30, 2001, 8,886,631 Preferred Units are issued and outstanding.

9.	Earnings Per Share

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be unit equivalents.

For the three and nine months ended September 30, 2001 and 2000, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

	{Three Months Ended		{Nine Months Ended

	9/30/01	9/30/00	9/30/01	9/30/00

Basic:

Earnings before property and securities transactions	$.35	$.37	$.93	$1.00

Net gain from property and securities transactions	.00	.00	.06	.04

Net earnings	$.35	$.37	$.99	$1.04

Diluted:

Earnings before property and securities transactions	$.31	$.33	$.83	$.88

Net gain from property and securities transactions	.00	.00	.05	.03

Net earnings	$.31	$.33	$.88	$.91

For accounting purposes Bayswater’s earnings prior to the date of acquisition (March 23, 2000) were allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

10.	Comprehensive Income

The Company follows SFAS No. 130 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income and its components. The components of comprehensive income include net income and certain amounts previously reported directly in equity.

Comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows (in $000’s):

	Three Months Ended		Nine Months Ended

	2001	2000	2001	2000

Net income	$17,771	$18,469	$49,817	$53,774

Reversal of unrealized loss on sale of debt securities	—	—	3,896	—

Unrealized gains (losses) on securities available for sale	542	3,037	(917)	1,738

Comprehensive income	$18,313	$21,506	$52,796	$55,512

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

11. Segment Reporting

The Company is engaged in five operating segments consisting of: (i) rental real estate, (ii) hotel and resort operating properties, (iii) hotel and casino operating properties, (iv) land sales, house and condominium development, and (v) investment in securities including investment in other limited partnerships and marketable equity securities. The Company’s reportable segments offer different services and require different operating strategies and management expertise. There have been no material changes in segment assets since December 31, 2000.

The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

The revenues and net earnings for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2001 and 2000 (in $000’s).

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

	Three Months Ended

	9/30/01	9/30/00

Revenues:

Rental real estate	$11,084	$10,860

Land, house and condominium sales	17,548	18,132

Hotel & resort operating properties	6,389	7,984

Hotel & casino operating properties	40,061	31,623

Other investments	3,525	979

Sub-total	78,607	69,578

Reconciling items — primarily interest income on short-term investments and other income	5,673	9,026

Total revenues	$84,280	$78,604

	Three Months Ended

	9/30/01	9/30/00

Net earnings:

Segment earnings (losses):

Rental real estate	$9,738	$9,840

Land, house and condominium development	3,631	3,745

Hotel and resort operating properties	2,009	2,287

Hotel and casino operating properties	3,693	2,726

Other investments	3,525	979

Total segment earnings	22,596	19,577

Other expenses net	(4,825)	(1,108)

General partner’s share	(354)	(368)

Net earnings-limited partner unitholders	$17,417	$18,101

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

	Nine Months Ended

	9/30/01	9/30/00

Revenues:

Rental real estate	$32,792	$32,612

Land, house and condominium sales	38,475	59,168

Hotel & resort operating properties	13,603	17,511

Hotel & casino operating properties	106,826	97,715

Other investments	7,466	4,957

Sub-total	199,162	211,963

Reconciling items — primarily interest income on short-term investments and other income	21,207	24,323

Total revenues	$220,369	$236,286

	Nine Months Ended

	9/30/01	9/30/00

Net earnings:

Segment earnings (losses):

Rental real estate	$29,144	$29,515

Land, house and condominium development	9,145	14,081

Hotel and resort operating properties	2,552	2,553

Hotel and casino operating properties	10,534	9,996

Other investments	7,466	4,957

Total segment earnings	58,841	61,102

Other expenses net	(9,024)	(7,328)

General partner’s share	(991)	(2,501)

Net earnings-limited partner unitholders	$48,826	$51,273

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, “forward looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67.

Forward-looking statements regarding management’s present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Readers should consider that such statements speak only as to the date hereof.

American Real Estate Partners, L.P.- Form 10-Q-Sept. 30, 2001

General

The Company is a master limited partnership primarily engaged in acquiring and managing real estate investments with a primary focus on office, retail, industrial, hotel, gaming and residential properties.

The September 11, 2001 terrorist attack on the World Trade Center shut down the nation’s air traffic and severely limited all modes of travel on the east coast. These events had an immediate negative impact on our hotel, resort and casino properties.

The long term effects of the World Trade Center attack and its aftermath are not presently known. The nation’s slowing economy may be in recession which may increase tenant defaults decreasing rental income and increasing property expenses. Also, the Company may be required to renovate vacant properties for new tenants. However, there can be no assurance that the Company will be able to re-let the property at an equivalent rental.

The Company has adequate cash reserves and a strong capital base which, in a slower economy, may provide for additional acquisition opportunities.

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

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

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

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

Historically, substantially all of the Company’s real estate assets have been net leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore the Company is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties.

By the end of the year 2003, net leases representing approximately 11% of the Company’s net annual rentals from its portfolio will be due for renewal, and by the end of the year 2005, net leases representing approximately 31% of the Company’s net annual rentals will be due for renewal. Since most of the Company’s properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

An amendment to the Partnership Agreement (the “Amendment” ) became effective in August, 1996 which permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in the real estate market.

In September 1997, the Company completed its Rights Offering (the “1997 Offering”) to holders of its Depositary Units to increase its assets available for investment, take advantage of investment opportunities and further diversify its portfolio of assets. Net proceeds of approximately $267 million were raised for investment purposes.

Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of the Company. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that the Company will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as the Company acquires more operating properties, its exposure to environmental clean- up costs may increase. The Company completed Phase I Environmental Site Assessments on most of its properties by third-party consultants. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed.

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

The Company has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant’s estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company’s exposure could amount to $2-3 million. However, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company has notified all tenants of the Resource Conservation and Recovery Act’s (“RCRA”) December 22, 1998 requirements for regulated underground storage tanks. The Company may, at its own cost, have to cause compliance with RCRA’s requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and property refinancings.

The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately forty updates are expected to be completed in 2001 with another thirty-five scheduled for the year 2002.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Gross revenues increased by $5,676,000, or 7.2%, during the three months ended September 30, 2001 as compared to the same period in 2000. This increase reflects increases of $8,438,000 in hotel and casino

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

operating income, $1,860,000 in equity in earnings of GB Holdings, Inc. and $923,000 in rental income partially offset by decreases of $2,442,000 in interest income on treasury bills and other investments, $1,595,000 in hotel and resort operating income, $699,000 in financing lease income, $584,000 in land, house and condominium sales and $225,000 in dividend and other income. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues. The equity in earnings of GB Holdings, Inc. is the result of accounting for the Company’s interest under the equity method effective October 1, 2000. The increase in rental income is primarily attributable to operating lease rentals. The decrease in interest income on treasury bills and other investments is primarily attributable to a decrease in interest rates on short-term investments. The decrease in hotel and resort operating income is primarily attributable to New Seabury resort operations, including membership initiation fees, which were negatively impacted by the construction of a new club house and golf course improvements. The decrease in financing lease income is the result of lease expirations and normal financing lease amortization.

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

Expenses increased by $6,826,000, or 11.44%, during the three months ended September 30, 2001 as compared to the same period in 2000. This increase reflects increases of $7,471,000 in hotel and casino operating expenses, $759,000 in depreciation and amortization, $326,000 in rental property expenses and $114,000 in interest expense partially offset by decreases of $1,317,000 in hotel and resort operating expenses, $470,000 in the cost of land, house and condominium sales and $57,000 in general and administrative expenses. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. The decrease in hotel and resort operating expenses is primarily attributable to the New Seabury resort operations as explained above.

As a result of the completion of Stratosphere’s additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues and expenses have increased. However, these increases were muted by the September 11, 2001 terrorist attack. Management anticipates increased hotel and casino operating revenues and expenses through the second quarter of 2002. However, these increases are expected to be tempered by decreased air travel to Las Vegas as a result of the terrorist threat and general economic conditions.

Earnings before property and securities transactions and minority interest decreased during the three months ended September 30, 2001 by $1,150,000 as compared to the same period in 2000.

Gain on property transactions decreased by $357,000 during the three months ended September 30, 2001 as compared to the same period in 2000 as there were no dispositions of real estate during this period in 2001.

During the three months ended September 30, 2000, the Company recorded a provision for loss on real estate

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

of $259,000. No such provision was required in 2001.

Minority interest in the net earnings of Stratosphere Corporation decreased by $550,000 during the three months ended September 30, 2001 as compared to the same period in 2000 due to a decrease in Stratosphere’s net hotel and casino operating income.

Net earnings for the three months ended September 30, 2001 decreased by $698,000 as compared to the three months ended September 30, 2000 primarily due to decreased interest income ($2.4 million) partially offset by equity in earnings of GB Holdings, Inc. ($1.9 million). Interest income declined due to lower short-term rates which trend is expected to continue.

Diluted earnings per weighted average limited partnership unit outstanding were $.31 in the three months ended September 30, 2001 compared to $.33 in the comparable period of 2000.

Results of Operations

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Gross revenues decreased by $15,917,000, or 6.7%, during the nine months ended September 30, 2001 as compared to the same period in 2000. This decrease reflects decreases of $20,693,000 in land, house and condominium sales, $3,908,000 in hotel and resort operating income, $2,399,000 in interest income on treasury bills and other investments, $2,315,000 in financing lease income and $743,000 in dividend and other income partially offset by increases of $9,111,000 in hotel and casino operating income, $2,535,000 in

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

equity in earnings of GB Holdings, Inc. and $2,495,000 in rental income. The decrease in land, house and condominium sales is primarily due to a decline in inventory of completed units available for sale. The decrease in hotel and resort operating income is primarily attributable to New Seabury resort operations, including membership initiation fees, which were negatively impacted by the construction of a new club house and golf course improvements. The decrease in interest income on treasury bills and other investments is primarily attributable to a decrease in interest rates on short-term investments. The decrease in financing lease income is the result of lease expirations and normal financing lease amortization. The decrease in dividend and other income is primarily due to a decrease in distributions from limited partnership investments. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues. The equity in earnings of GB Holdings, Inc. is the result of accounting for the Company’s interest under the equity method effective October 1, 2000. The increase in rental income is primarily attributable to operating lease rentals.

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

Expenses decreased by $9,944,000, or 5.5%, during the nine months ended September 30, 2001 as compared to the same period in 2000. This decrease reflects decreases of $15,757,000 in the cost of land, house and condominium sales, $3,907,000 in hotel and resort operating expenses, $1,650,000 in Bayswater acquisition costs and $597,000 in general and administrative expenses partially offset by increases of $8,573,000 in hotel and casino operating expenses, $1,780,000 in interest expense $1,063,000 in depreciation and amortization and $551,000 in rental property expenses. The decrease in cost of land, house and condominium sales is due to decreased sales as explained above. The decrease in hotel and resort operating expenses is primarily attributable to the New Seabury resort operations as explained above. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. The increase in interest expense is primarily attributable to increased interest due affiliates in connection with repurchase obligations.

As a result of the completion of Stratosphere’s additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues and expenses have increased. However, these increases were muted by the September 11, 2001 terrorist attack. Management anticipates increased hotel and casino operating revenues and expenses through the second quarter of 2002. However, these increases are expected to be tempered by decreased air travel to Las Vegas as a result of the terrorist threat and general economic conditions.

Earnings before property and securities transactions and minority interest decreased during the nine months ended September 30, 2001 by $5,973,000 as compared to the same period in 2000.

Gain on property transactions decreased by $1,101,000 during the nine months ended September 30, 2001 as

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

compared to the same period in 2000 due to the size and number of transactions.

During the nine months ended September 30, 2000, the Company recorded a provision for loss on real estate of $491,000. No such provision was required in 2001.

Gain on sale of marketable equity and debt securities was $1,334,000 in the nine months ended September 30, 2001. There were no such transactions in 2000.

Minority interest in the net earnings of Stratosphere Corporation decreased by $1,292,000 during the nine months ended September 30, 2001 as compared to the same period in 2000 due to a decrease in Stratosphere’s net hotel and casino operating income.

Net earnings for the nine months ended September 30, 2001 decreased by $3,957,000 as compared to the nine months ended September 30, 2000 primarily due to decreased interest income ($2.4 million) and decreased earnings from land, house and condominium operations ($4.9 million) partially offset by increased equity in earnings of GB Holdings, Inc. ($2.5 million) and decreased Bayswater acquisition costs ($1.7 million). Interest income declined due to lower short-term rates which trend is expected to continue. Earnings from land, house and condominium operations decreased due to a decline in inventory of completed units available for sale. Based on existing contracts, sales may increase through the early part of 2002. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business segment unless mitigated by the purchase of land, development and sale of units in approved sub- divisions.

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $.83 in the nine months ended September 30, 2001 compared to $.88 in the comparable period of 2000, and net gain from property and securities transactions was $.05 in the nine months ended September 30, 2001 compared to $.03 in the comparable period of 2000. Diluted net earnings per weighted average limited partnership unit outstanding totalled $.88 in the nine months ended September 30, 2001 compared to $.91 in the comparable period of 2000.

For accounting purposes Bayswater’s earnings prior to the date of acquisition (March 23, 2000) were allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

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

In 2001, ten leases covering ten properties and representing approximately $1.0 million in annual rentals are scheduled to expire. Seven leases, originally representing approximately $667,000 in annual rental

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

income, have been renewed at tenants’ option for approximately $434,000 annual rentals. Such renewals are generally for a term of five years. The renewal status of two properties, with an approximate annual rental income of $300,000, is currently pending. One property representing approximately $33,000 in annual rentals was sold.

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

During the nine months ended September 30, 2001, the Company generated approximately $41.9 million in cash flow from day-to-day operations which excludes approximately $8.8 million in cash flow from the operations of Bayswater and Stratosphere which are being retained for their operations and excludes approximately $4.5 million in interest earned on the 1997 Offering proceeds which is being retained for future acquisitions.

In 2001, the Company had approximately $1.77 million of maturing debt obligations which was repaid in the first quarter of 2001. In addition, the Company repaid mortgages of approximately $1,456,000 one of which was in connection with a lease termination in the nine months ended September 30, 2001.

Capital expenditures for real estate, excluding hotel and casino operating property, were approximately

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

$12.7 million during the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $26 million which was added to the Company’s operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company’s operating cash reserves are approximately $167.5 million at September 30, 2001, (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment). The slowing economy exacerbated by the terrorist threat may decrease the Company’s cash flow from rental and investment activities requiring the use of cash reserves for (i) repayment of debt obligations, (ii) tenant and other capital requirements and (iii) other contingencies including environmental matters.

The Company has the right and obligation to repurchase its interest in the Sands when licensed by the New Jersey Casino Control Commission. At September 30, 2001, the Company’s obligation to affiliates of the General Partner for interests held in the Sands on its behalf was approximately $69 million.

In September 2000, Stratosphere’s Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. The Company, subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned. This transaction is expected to be completed by March 31, 2002. In addition, Stratosphere will invest approximately $90 million for expansion of its hotel and casino facility, related amenities and the purchase of the leasehold interest in the shopping center located on the premises. This expansion was substantially completed in June 2001. As of September 30, 2001, Stratosphere has expended approximately $82.5 million for additions to hotel and

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

casino operating property. The parent company has funded Stratosphere $80.5 million for this expansion and the balance has been funded from Stratosphere’s working capital.

The Company anticipates that golf course and clubhouse improvements in New Seabury, Massachusetts will require the expenditure by the Company of an aggregate of approximately $11 million in the year 2001, of which $9.7 million was expended in the nine months ended September 30, 2001. These improvements were substantially completed as of September 30, 2001.

Pursuant to the 1997 Offering, which closed in September 1997, the Company raised approximately $267 million to increase its available liquidity so that it will be in a better position to take advantage of investment opportunities and to further diversity its portfolio.

The Company’s cash and cash equivalents and investment in U.S. Government and Agency obligations decreased by $9.8 million during the nine months ended September 30, 2001, primarily due to additions to hotel and casino property ($40.3 million), mezzanine loan advances ($9.3 million) and participation loan ($6.8 million) partially offset by net cash flow from operations ($26 million), net cash flow from Bayswater and Stratosphere operations ($8.8 million), interest earned on the 1997 Rights Offering ($4.5 million) and miscellaneous other items ($7.3 million).

The United States Securities and Exchange Commission requires that registrants include information about primary market risk exposures relating to financial instruments. Through its operating and investment activities, the Company is exposed to market, credit and related risks, including those described elsewhere

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

herein. As the Company may invest in debt or equity securities of companies undergoing restructuring or undervalued by the market, these securities are subject to inherent risks due to price fluctuations, and risks relating to the issuer and its industry, and the market for these securities may be less liquid and more volatile than that of higher rated or more widely followed securities.

Other related risks include liquidity risks, which arise in the course of the Company’s general funding activities and the management of its balance sheet. This includes both risks relating to the raising of funding with appropriate maturity and interest rate characteristics and the risk of being unable to liquidate an asset in a timely manner at an acceptable price. Real estate investments by their nature are often difficult or time- consuming to liquidate. Also, buyers of minority interests may be difficult to secure, while transfers of large block positions may be subject to legal, contractual or market restrictions. Other operating risks for the Company include lease terminations, whether scheduled terminations or due to tenant defaults or bankruptcies, development risks, and environmental and capital expenditure matters, as described elsewhere herein.

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

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

information in managing risk.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Response to this item is included in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Part II. Other information

Item 1. Legal Proceedings

Unitholder Litigation

On November 18, 1998, Ruth Ellen Miller filed a class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kingsley, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC). On September 21, 2000, Ruth Ellen Miller, Charles and Lydia Hoffman, and Joy Lazarus, claiming as plaintiffs on behalf of themselves and all others similarly situated, filed an amended complaint (the “Complaint”) and a motion for class certification.

Plaintiffs alleged that defendants breached their fiduciary or contractual duties to the Company by (i) using the

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

General Partner to make a Rights Offering in February 1995 that enabled High Coast to acquire a majority of the Partnership Units and insulated the General Partner from removal, (ii) cutting off distributions in order to devote all available cash to investments in which other Icahn entities were interested and to put pressure on the Unitholders to sell out, (iii) amended the Partnership Agreement in 1996 to broaden the purposes of the Partnership to allow investment in any securities, and (iv) bought out certain Unitholders at an allegedly unfair price through a 1998 Tender Offer.

The Complaint sought class certification, an unspecified amount in damages, injunctive relief, costs and attorneys’ fees.

Pursuant to Defendants motion to dismiss, on September 6, 2001, Vice Chancellor Strine for the Delaware Court of Chancery dismissed the Complaint in part with prejudice and in part without prejudice.

Stratosphere Litigation

In January 2001, Stratosphere Gaming Corp. (“Stratosphere Gaming”), a wholly-owned subsidiary of Stratosphere, was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act (“ADA”), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. Stratosphere Gaming removed the action to the United States District Court in Nevada and it is

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL).

The federal district court held a hearing on plaintiffs’ Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs’ lack of irreparable injury. The federal district court also granted Stratosphere Gaming’s Motion to Dismiss the plaintiffs’ state law claims, leaving in place only the ADA claims. Stratosphere Gaming has now filed a Motion for Summary Judgement on the ADA claims because any purported ADA violations have been remedied or are in the process of being remedied. The plaintiffs have filed an opposition to that motion and have filed their own Countermotion for Summary Judgement.

In May, 2001, Stratosphere was named in an action brought by Harrah’s Entertainment, Inc. alleging infringement of a purported patent covering a business method allegedly developed by Harrah’s. The use of an allegedly similar business method by Stratosphere in its advertising and promotions is said by plaintiff to infringe upon its patent rights. The discovery process commenced but has been suspended pending settlement discussions which are currently taking place.

Stratosphere’s management intends to vigorously defend itself against the above actions which are in the early stages of the litigation process. However, the Company does not believe that they will have a material effect on the results of operations or financial position of the Company.

In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management’s opinion, the ultimate

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits — none

American Real Estate Partners, L.P.-Form 10-Q-Sept. 30, 2001

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

Date: November 14, 2001