Form 10-K405
period 2001-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2002-04-01
CIK 813762

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)

   [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-9516
                              -------------------

                      AMERICAN REAL ESTATE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

                    DELAWARE                                        13-3398766
        (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

  100 SOUTH BEDFORD ROAD, MT. KISCO, NEW YORK                         10549
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (914) 242-7700
                 (AREP'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
                                                                ON WHICH REGISTERED
                    TITLE OF EACH CLASS                         -------------------
Depositary Units Representing Limited Partner Interests       New York Stock Exchange
5% Cumulative Pay-in-Kind Redeemable Preferred Units
  Representing Limited Partner Interests                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether AREP (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    Based upon the closing price of Depositary Units on March 1, 2002, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $57,203,460.

    Based upon the closing price of Preferred Units on March 1, 2002, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $8,838,399.

Number of Depositary Units outstanding as of March 1,
  2002:....................................................   46,098,284
Number of Preferred Units outstanding as of March 1,
  2002:....................................................    8,886,631

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

    American Real Estate Partners, L.P. ('AREP' or the 'Company') was formed in Delaware on February 17, 1987. Pursuant to an exchange offer (the 'Exchange Offer') which was consummated on July 1, 1987, AREP acquired the real estate and other assets, subject to the liabilities, of thirteen limited partnerships (the 'Predecessor Partnerships'). The Predecessor Partnerships acquired such assets between 1972 and 1985. A registration statement on Form S-4 relating to the Exchange Offer (Registration No. 33-13943) was filed with the Securities and Exchange Commission (the 'SEC') and declared effective May 18, 1987.

    AREP's general partner is American Property Investors, Inc. (the 'General Partner'), a Delaware corporation, which is a wholly owned subsidiary of Becton Corp., a Delaware corporation. All of the outstanding capital stock of Becton Corp. is owned by Carl C. Icahn ('Icahn'). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the 'Subsidiary' or 'AREH'), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires. As of March 1, 2002, affiliates of Icahn owned 39,706,836 units representing limited partner interests (the 'Depositary Units'), representing approximately 86.1% of the outstanding Depositary Units, and 7,689,016 cumulative pay in kind redeemable preferred units representing limited partner interests (the 'Preferred Units'), representing approximately 86.5% of the outstanding Preferred Units. See
Item 12 -- 'Security Ownership of Certain Beneficial Owners and Management.'

    As described below, AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. On August 16, 1996, an amendment (the 'Amendment') to AREP's Amended and Restated Agreement of Limited Partnership (the 'Partnership Agreement') became effective which permits AREP to make non-real estate related investments. As described below, the Amendment permits AREP to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets.

GENERAL DESCRIPTION OF BUSINESS

    The Company and its consolidated subsidiaries are engaged in, among other things described elsewhere herein, rental real estate operations, hotel, casino and resort operations, land, house and condominium development and investment in securities, including investment in other real estate entities and marketable equity and debt securities. As described herein, the Company continues to focus on real estate related investments and investments the Company makes in securities will be made in such a manner that the Company will not be deemed to be an investment company under the Investment Company Act of 1940, as amended (the '1940 Act').

    AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. Such acquisitions may be accomplished by purchasing assets outright or by acquiring securities of entities which hold significant real estate related assets. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Many of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants. As of March 1, 2002, AREP owned 144 separate real estate assets primarily consisting of fee and leasehold interests in 31 states. For additional information, see Item 2 -- 'Properties.'

    For each of the years ended December 31, 2001, 2000, and 1999, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 2001, 2000 and 1999, Portland General Electric Company ('PGEC') occupied a property (the 'PGEC Property') which represented approximately 12% of the carrying value of AREP's total real estate assets. See Item 2 -- 'Properties.'

    AREP believes that it will benefit from the diversification of its portfolio of assets. By the end of the year 2004, net leases representing approximately 15% of AREP's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2006, net leases representing approximately 35% of AREP's net annual rentals will be due for renewal. Since many of AREP's properties are net-leased to single corporate tenants, it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the future.

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

PARTNERSHIP DISTRIBUTIONS

    On April 1, 2002, AREP announced that no distributions on its Depositary Units are expected to be made in 2002. AREP believes that it should continue to hold and invest, rather than distribute, cash. No distributions were made in 2001, 2000 or 1999. In making its announcement, AREP noted that it intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, other capital expenditures and cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. By the end of the year 2004, net leases representing approximately 15% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2006, 35% of such rentals will be due for renewal. In making its decision, AREP also considered the number of properties that are leased to retail tenants (approximately 29% of AREP's net annual rentals from its portfolio), some of which are experiencing cash flow difficulties and restructuring. See Item 5
-- 'Market for AREP's Common Equity and Related Security Holder Matters -- Distributions' and Item 7 -- 'Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity.'

    On March 31, 2001, AREP distributed to holders of record of its Preferred Units as of March 15, 2001, 423,172 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 22, 2002, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable April 1, 2002 to holders of record as of March 15, 2002.

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

REAL ESTATE INVESTMENTS

    As mentioned above, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, management believes that there are still opportunities available to acquire investments that are undervalued. This may include commercial properties, residential and commercial development projects, land parcels for future residential and commercial development, non-performing loans and the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts ('REITS'), and debt or equity securities of companies which may be undergoing restructuring and underperforming properties that may require active asset management and significant capital improvements. Management believes that, in the current market, investments requiring some degree of active management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. In order to further these investment objectives, AREP may consider the acquisition, or seek the effective control, of land development companies and other real estate operating companies that may have a significant inventory of assets under development, as well as experienced personnel. This may enhance AREP's ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities. Such acquisitions may include those from affiliates of the General Partner, provided the terms thereof are fair and reasonable and are approved by the Audit

Committee of the Board of Directors of the General Partner, which is comprised of the General Partner's independent directors (the 'Audit Committee').

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

    AREP has invested and expects to continue to invest in undeveloped land and development properties. Undeveloped land and development properties involve more risk than properties on which development has been completed. Undeveloped land and development properties do not generate any operating revenue, while costs are incurred to develop the properties. In addition, undeveloped land and development properties incur expenditures prior to completion, including property taxes and development costs. Also, construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond the control of AREP could occur. AREP will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets. Accordingly, the greater the length of time it takes to develop or dispose of these properties, or such parcels, the greater will be the costs incurred by AREP without the benefit of income from these properties, which may adversely affect the ability of AREP to successfully develop such properties. Furthermore, the ultimate disposition price of these properties may be less than the costs incurred by AREP with respect thereto.

    AREP has made investments in assets related to the gaming industry and will consider additional investment opportunities in the gaming industry and investments in the entertainment industry. AREP, the General Partner, and the directors and officers of the General Partner obtained licenses from the Nevada Gaming Authority and are in the process of obtaining licenses from the New Jersey Casino Control Commission. Investments in the gaming and entertainment industries involve significant risks, including those relating to competitive pressures and political and regulatory considerations. Recessionary pressures and the terrorist threat have negatively affected many casino properties. Also, in recent years there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns. As new openings and expansion projects have been completed, supply has grown more quickly than demand in some areas, and competition has increased. Likewise, an increase in supply often leads to increases in complimentary and promotional expenses in the industry. AREP believes that these market conditions will lead some gaming and entertainment properties to become available for restructuring or purchase and will create potential investments for opportunistic buyers such as AREP, and AREP intends to pursue such additional investments in the gaming and entertainment industries.

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

NON-REAL ESTATE RELATED INVESTMENTS

    In selecting future investments, AREP may, while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate markets, invest a portion of its funds available for investment in securities of issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate. Such investments may include equity and debt securities of domestic and foreign issuers. The investment objective of AREP with respect to such investments will be to purchase undervalued securities, so as to maximize total returns consisting of current income and/or capital appreciation. Undervalued securities are those which AREP believes may have greater inherent value than indicated by their then current trading price and/or may lend themselves to 'activist' shareholder involvement. These securities may be undervalued due to market inefficiencies, may relate to opportunities wherein economic or market trends have not been identified and reflected in market value, or may include those in complex or not readily followed securities. Less favorable financial reports, lowered credit ratings, revised industry forecasts or sudden legal complications may result in market inefficiencies and undervalued situations. As is the case with real estate related investments, with regard to non-real estate related investments, AREP may determine to establish an ownership position through the purchase of debt or equity securities of such entities and then negotiate for the ownership or effective control of some or all of the underlying equity in such assets.

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

RECENT DEVELOPMENTS

    The September 11, 2001, terrorist attacks shut down the nation's air traffic and severely limited all modes of travel on the east coast. These events had an immediate negative impact on AREP's hotel, resort and casino properties. The terrorist attacks pushed the nation's economy into a recession. Although the economy in general has shown some signs of improvement, recessionary pressures remain.

    AREP's earnings from hotel, casino and resort properties are expected to remain under pressure due to decreased air travel and general economic conditions. The economic recession may increase tenant defaults thereby decreasing rental income and increasing property expenses. Also, the Company may be required to renovate vacant properties for new tenants. However, there can be no assurance that the Company will be able to re-let the property at an equivalent rental.

    AREP has adequate cash reserves and a strong capital base which, in a slower economy, may provide for additional acquisition opportunities.

RECENT ACQUISITIONS/INVESTMENTS

    NOTE RECEIVABLE -- AFFILIATE


    On December 27, 2001, AREP entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which AREP made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of
(i) $250 million aggregate market value of AREP's units owned by Mr. Icahn (approximately 21.1 million depositary units and 7.7 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares were represented to have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own AREP units. The loan bears interest, payable semi-annually, at a per annum rate equal to the greater of (i) 3.9% and
(ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The loan must be prepaid in an amount of up to $125 million to the extent that AREP requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. AREP entered into this transaction to earn interest income on a secured investment. In the event of a loan default, AREP would, at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan.


    DEVELOPMENT PROPERTIES

    In March 2000, AREP acquired Bayswater from Icahn for approximately $84.35 million. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family homes, multi-family homes and residential lots in subdivisions and in planned communities. Bayswater is being operated as a subsidiary of AREP. Bayswater is currently developing ten residential subdivisions in New York and Florida. In New York, Bayswater has four residential subdivisions under development with approximately 54 units remaining to be constructed and sold. Bayswater also has two subdivisions in New York that are in the approval process, one for 50 townhouse units and the other for 35 single family homes. In Naples, Florida, Bayswater owns three properties comprising land zoned for 330 residential condominium units. Bayswater also owns a golf course community in San Antonio, Florida which includes a 27-hole golf course, approximately seven acres of commercially zoned land and land that is zoned for 923 residential lots. These lots are subject to a purchase agreement with a local builder who also has an interest in the golf course. AREP's land, house and condominium sales accounted for approximately 19% and 24% of AREP's gross revenues in 2001 and 2000, respectively.

    In addition, AREP expects to continue to pursue the approval and development of its New Seabury property in Cape Cod Massachusetts. The proposed residential and commercial development is allowed under a special permit issued for the property in 1964. However, a regional planning body created in 1989, the Cape Cod Commission, concluded in January 2002, that the New Seabury development is within its jurisdiction. In February 2002, New Seabury Properties LLC, an AREP subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the administrative decision by the Cape Cod Commission. The Court has not yet rendered its decision. AREP cannot predict the effect on the development process if it loses the appeal.

    HOTEL AND CASINO PROPERTIES

        a. Stratosphere Tower Casino and Hotel

           AREP owns approximately 51% of Stratosphere Corporation ('Stratosphere') and consolidates Stratosphere in its financial statements. Stratosphere owns and operates an integrated casino, hotel and entertainment facility located in Las Vegas, Nevada.

           The ownership and operation of Stratosphere are subject to the Nevada Gaming Control Act and regulations promulgated thereunder, various local ordinances and regulations, and are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various other county and city regulatory agencies, including the City of Las Vegas. Stratosphere's revenues and expenses primarily consist of casino, hotel, food and beverage, tower and retail revenues and expenses. Stratosphere accounted for approximately 49% and 42% of AREP's gross revenues in 2001 and 2000, respectively.

           In 2000 and 2001 AREP funded approximately $85 million to Stratosphere for construction of its 1,000 room expansion and related amenities.

           On February 1, 2001 AREP entered into a merger agreement with Stratosphere under which AREP will acquire the remaining shares of Stratosphere that AREP does not currently own. AREP currently owns approximately 51% of Stratosphere and Carl C. Icahn owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000.

           Under the agreement the stockholders who are unaffiliated with Mr. Icahn will receive a cash price of $45.32 per share (approximately $9.6 million) and the Icahn related stockholders (other than AREP) will receive a cash price of $44.33 per share (approximately $34.7 million). AREP will pay an aggregate of approximately $44.3 million for the Stratosphere shares. Stratosphere filed a Preliminary Proxy Statement with the Securities and Exchange Commisssion on March 14, 2002 and expects this transaction to be completed in the second quarter of 2002.

    b. Sands Hotel and Casino

        In March 2000, in accordance with a prior agreement, AREP transferred its First Mortgage Notes ('Notes') in the Sands Hotel and Casino ('Sands') and the Claridge Hotel and Casino ('Claridge') to an affiliate of the General Partner in order to facilitate the bankruptcy reorganizations of the two Atlantic City casinos. AREP was paid $40.5 million, its cost for such notes. However, the affiliate of the General Partner is obligated to sell back to AREP and AREP is obligated to repurchase its interest in the Sands and/or Claridge, as the case may be, at the same price increased by Icahn advances, decreased by distributions and/or interest payments received (together with interest at an annual rate of 1 1/2% over the prime rate) when the appropriate licenses are obtained by AREP.

        Regarding the Sands, subsequent to such transfer of interests, in July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of Icahn which provided for an additional investment of $65 million by the Icahn affiliates in exchange for a 46% equity interest, with bondholders (which also include Icahn affiliates) receiving $110 million in new notes and a 54% ownership position. The plan, which became effective September 29, 2000, provided the Icahn affiliates with a controlling interest. In February 2001, the Icahn affiliates sold their entire Claridge portfolio (including AREP's interests therein), $37.1 million face amount of Claridge Notes, for the following additional interests in the Sands: (i) 779,861 common shares of GB Holdings Inc.
    ('GB Holdings'), the parent company of the Sands) and (ii) $15.96 million face amount of GB Property First Mortgage Notes, plus $21.56 million in cash. As a result, Icahn affiliates are, in effect, holding on behalf of AREP (x) approximately 3.6 million common shares of GB Holdings (representing approximately 36% of the common shares outstanding) and
    (y) $26.9 million face amount of GB Property First Mortgage Notes, to which AREP will become entitled and obligated to repurchase, when it is fully licensed, for approximately $69 million. AREP no longer has any interests in the Claridge.

        For accounting purposes AREP reflects its liability to repurchase its Sands interest as 'Due to affiliates' in the Consolidated Balance Sheets. AREP includes its new Sands notes in 'Debt and Equity Securities' and its equity interest as 'Equity interest in GB Holdings Inc.' in the Consolidated Balance Sheets.

FINANCING ACTIVITIES

    During 2001, AREP repaid approximately $1.8 million of maturing debt obligations and prepaid $5.7 million of higher interest rate mortgages. In addition, AREP repaid a mortgage of $707,000 in connection with a lease termination.

    No refinancings were completed in 2001.

LEASING ACTIVITIES

    In 2001, ten leases covering ten properties and representing approximately $1.0 million in annual rentals expired. Nine of these leases, originally representing approximately $967,000 in annual rental income, have been renewed for approximately $675,000 in annual rentals. Such renewals are generally for a term of five years. One property, with an approximate annual rental income of $33,000 was sold.

    In 2002, fourteen leases covering fourteen properties and representing approximately $2.1 million in annual rentals are scheduled to expire. Four leases originally representing approximately $735,000 in annual rental income were renewed for approximately $444,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of approximately $836,000 were not renewed and are currently being marketed for sale or lease. The status of the remaining five properties with annual rentals of $538,000 has not yet been determined.

    By the end of the year 2004, net leases representing approximately 15% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2006, net leases representing approximately 35% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase the property. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. In addition, net leases representing approximately 29% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, many of which are currently experiencing cash flow difficulties and a number of which are in bankruptcy. As a result, operating expenses may be incurred with respect to the properties underlying any such leases rejected in bankruptcy and those expenses, coupled with the effects of a downturn in the retail markets, could have an adverse impact on AREP's net cash flow.

BANKRUPTCIES AND DEFAULTS

    AREP is aware that 18 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects, at least in the near term, to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 18 present and former tenants involved in bankruptcy proceedings or reorganization, 14 have rejected their leases, affecting 36 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses). Active bankruptcy matters are as follows:

    In April 2001, WR Grace, the tenant of an office building owned by AREP, filed a voluntary petition for Chapter 11 Bankruptcy protection. The tenant rejected the lease effective December 15, 2001. The annual rent for the property was approximately $988,000. At December 31, 2001, the carrying value of this property was approximately $5,113,000.

    In January 2002, Kmart Corp., a tenant leasing seven properties owned by AREP which represent approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under

Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases have been rejected representing approximately $713,000 in annual rents. The rejected properties are being held for sale and AREP has recorded a provision for loss of approximately $1.9 million on such properties for the year ended December 31, 2001. As of March 1, 2002 AREP has not been notified regarding the three remaining leases representing approximately $661,000 in annual rents. At December 31, 2001, the carrying value of the seven properties was $6,863,000.

    In September 2001, Ames Department Stores, a tenant in a property owned by AREP, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The annual rent for this property is approximately $327,000. As of March 1, 2002 the tenant has not exercised its right to affirm or reject the lease. At December 31, 2001, the carrying value of this property was approximately $2,232,000.

    The General Partner monitors all tenant bankruptcies and defaults and may, when it deems it necessary or appropriate, establish additional reserves for such contingencies.

INSURANCE

    AREP carries customary insurance for its properties and business segments. However AREP does not insure net lease properties where the tenant provides appropriate amounts of insurance.

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

    Additionally, pursuant to the Resource Conservation and Recovery Act 42 U.S.C. 'SS'SS' 9601, et seq. and the regulations promulgated thereunder ('RCRA') certain owners, operators and other parties in control of a property that has a non-exempt underground storage tank ('UST') were required to remove, replace, retrofit or take such tanks out of service by December 22, 1998. AREP notified its tenants of the RCRA requirements. AREP believes that under the terms of its net leases with its tenants, the cost of, and obligation to comply with, this RCRA requirement generally would be the responsibility of its tenant. Furthermore, with respect to vacated properties and prior lease terminations, there cannot be any assurance that AREP would not be deemed responsible for this RCRA requirement. However, there also can be no assurance that a tenant will bear the costs of, or undertake compliance with, this RCRA requirement.

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

    The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. AREP has notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to approximately $2-3 million. However, as no Phase II Environmental Site Investigations have been conducted by AREP, there can be no accurate estimation of the need for or extent of any required remediation. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately 40 updates are expected to be completed in 2002 with another 35 scheduled for the year 2003.

    In addition to conducting such Phase I Environmental Site Assessments, AREP has developed a site inspection program. This program is being conducted by two AREP employees (both of whom are experienced construction managers and registered architects) who visit AREP's properties and visually inspect the premises to assess the physical condition of the properties in an effort to determine whether there are any obvious indications of environmental conditions which would potentially expose AREP to liability and to ensure that the physical condition of the property is being maintained properly. There is no assurance, however, that this program will in fact minimize any potential environmental or other cost exposure to AREP.

    AREP could also become liable for environmental clean-up costs if a bankrupt or insolvent tenant were unable to pay such costs. Environmental problems may also delay or impair AREP's ability to sell, refinance or re-lease particular properties, resulting in decreased income and increased cost to AREP.

OTHER PROPERTY MATTERS

    Under Title III of the Americans with Disabilities Act of 1990 and the rules promulgated thereunder (collectively, the 'ADA'), in order to protect individuals with disabilities, owners and certain tenants of public accommodations (such as hotels, casinos, resorts, offices and shopping centers) must remove architectural and communication barriers which are structural in nature from existing places of public accommodation to the extent 'readily achievable' (as defined in the ADA). In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals.

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

EMPLOYEES

    AREP and its consolidated subsidiaries have approximately 2,700 full and part-time employees, which number of employees fluctuates due to the seasonal nature of certain of its businesses. Most of the employees are employed by AREP's consolidated subsidiaries. Approximately 1,200 employees of Stratosphere are covered by three collective bargaining agreements, two of which expire in 2002. Nineteen people, including two who are officers of the General Partner, presently perform services for AREP on a full-time basis. These people perform administrative services for AREP, including accounting, legal, financial, investor services and secretarial, as well as real estate and management and other services. Management believes it currently has sufficient staffing to operate effectively the day-to-day business of AREP. Approximately seventy-five people are employed by Bayswater who perform real estate development, construction, sales and supervisory and administrative functions. Also, a third officer of the General Partner devotes a substantial portion of his time to the AREP and Bayswater businesses.

    Regarding Stratosphere, on January 27, 2001, a representation election was conducted by the National Labor Relations Board, which determined that a majority of the dealers wanted to be represented by the Transport Workers Union of America. Negotiations are continuing and a final agreement has not yet been reached.

    Stratosphere has historically had good relationships with unions representing its employees and the Company does not anticipate any business disruption as a result of these elections.

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

    Competition for investments of the types AREP intends to pursue has been increasing in recent years, including that from a number of investment funds and REITS that have raised capital for such investments, resulting in, among other things, higher prices for such investments. Such investments have become competitive to source and the increased competition may have an adverse impact on the spreads and AREP's ability to find quality assets at appropriate yields. While AREP believes its capital base may enable it to gain a competitive advantage over certain other purchasers of real estate by allowing it to respond quickly and make all cash transactions without financing contingencies where appropriate, there can be no assurance that this will be the case.

ITEM 2. PROPERTIES.

    As of March 1, 2002, AREP owned 144 separate real estate assets (excluding Stratosphere, Bayswater and the Sands). These primarily consist of fee and leasehold interests and, to a limited extent, interests in real estate mortgages in 31 states. Most of these properties are net-leased to single corporate tenants. Approximately 83% of these properties are currently net-leased, 7% are operating properties and 10% are vacant and being marketed for sale or lease.

    The following table summarizes the type, number per type and average net effective rent per square foot of such properties:

                                             NUMBER        AVERAGE NET EFFECTIVE
TYPE OF PROPERTY                          OF PROPERTIES   RENT PER SQUARE FOOT(1)
----------------                          -------------   -----------------------
Retail..................................       60                  $4.71
Industrial..............................       18                  $2.01
Office..................................       30                  $7.65
Supermarkets............................       15                  $3.33
Banks...................................        5                  $3.90
Other...................................       16                    N/A

---------
(1) Based on net-lease rentals.

    The following table summarizes the number of such properties in each region specified below:

                                                                 NUMBER
LOCATION OF PROPERTY                                          OF PROPERTIES
--------------------                                          -------------
United States:
    Southeast...............................................       62
    Northeast...............................................       31
    South Central...........................................        7
    Southwest...............................................        6
    North Central...........................................       34
    Northwest...............................................        4

    From January 1, 2001 through March 1, 2002, AREP sold or otherwise disposed of 7 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $7,000,000 in cash, net of closing costs and amounts utilized to satisfy mortgage indebtedness which encumbered such properties. As of December 31, 2001, AREP owned 16 properties that were being marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $12,435,000.

    For each of the years ended December 31, 2001, 2000, and 1999, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 2001, 2000, and 1999, Portland General Electric Company ('PGEC') occupied a property, which represented approximately 12% of the carrying value of AREP's total real estate assets. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity. All of PGEC's common stock is owned by Enron Corp. which has filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. PGEC is not included in the filing. PGEC's management has stated that it cannot predict with certainty what impact the Enron bankruptcy may have on PGEC. However, PGEC does not believe that the assets and liabilities of PGEC will become part of the Enron bankruptcy estate and therefore does not expect the Enron bankruptcy proceedings to have a material effect on PGEC's operations. At December 31, 2001 and March 31, 2002, PGEC is current in its rents.

    The PGEC Property is an office complex consisting of three buildings containing an aggregate of approximately 803,000 square feet on an approximate
2.7 acre parcel of land located in Portland, Oregon.

    The PGEC Property is net-leased to a wholly owned subsidiary of PGEC through September 30, 2018, with two ten-year and one five-year renewal options. The annual rental is $5,137,309 until 2003, $4,973,098 until 2018 and $2,486,549 during each renewal option. PGEC has guaranteed the performance of its subsidiary's obligations under the lease. The lessee has an option to purchase the PGEC Property in September of 2003, 2008, 2013 and 2018 at a price equal to the fair market value of the PGEC Property determined in accordance with the lease and is required to make a rejectable offer to purchase the PGEC Property in September 2018 for a price of $15,000,000. A rejection of such offer will have no effect on the lease obligations or the renewal and purchase options.

    AREP owns 51% of Stratosphere and has entered into a merger agreement under which it will acquire the remaining shares of Stratosphere. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel; located in Las Vegas, Nevada, which is centered around the Stratosphere Tower, the tallest free-standing observation tower in the United States. The hotel and entertainment facility has 2,444 rooms and suites, a 97,000 square foot casion and related amenities. See Item 1 -- 'Recent Acquisitions/Investments.'

    AREP owns, primarily through its Bayswater subsidiary, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and residential lots in subdivisions and in planned communities. See Item 1 -- 'Recent Acquisitions/Investments.'

    Upon obtaining licenses from the New Jersey Casino Control Commission, AREP, in accordance with a prior agreement, will acquire a 36% equity interest in GB Holdings, the parent company of the Sands. The Sands owns and operates the Sands Hotel and Casino, located in Atlantic City, New Jersey, containing 532 rooms and suites, a 77,000 square foot casino and related amenities. See Item 1 -- 'Recent Acquisitions/Investments.'

    AREP owns a resort property in New Seabury, Massachusetts. The New Seabury site is comprised of two golf courses, other recreational facilities, condominium and time share units and land for future development. Golf course and clubhouse improvements were made totalling $13.4 million and $5.8 million in 2001 and 2000, respectively.

ITEM 3. LEGAL PROCEEDINGS.

UNITHOLDER LITIGATION

    On November 18, 1998, Ruth Ellen Miller filed a Class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kingsley, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC). On September 21, 2000, Ruth Ellen Miller, Charles and Lydia Hoffman, and Joy Lazarus, claiming as plaintiffs on behalf of themselves and all others similarly situated, filed an amended complaint (the 'Complaint') and a motion for class certification.

    Plaintiffs alleged that defendants, breached their fiduciary or contractual duties to AREP, by (i) using the General Partner to make a Rights Offering in February 1995 that enabled High Coast to acquire a majority of the Partnership units and insulated the General Partner from removal, (ii) cutting off distributions in order to devote all available cash to investments in which other Icahn entities were invested and to put pressure on the Unitholders to sell out, (iii) amending the Partnership Agreement in 1996 to broaden the purposes of the Partnership to allow investment in any securities and
(iv) bought out certain Unitholders at an allegedly unfair price through a 1998 Tender Offer. The Complaint sought class certification, an unspecified amount in damages, injunctive relief, costs and attorneys' fees. On September 6, 2001, pursuant to Defendants' motion the Complaint was dismissed.

    On January 31, 2001, Stratosphere was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ('ADA'), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. Stratosphere removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere had already commenced these renovations prior to the Court Order and expects to meet the Court deadline. Stratosphere believes the costs of these renovations will be approximately $450,000.

    In addition, in the ordinary course of business, AREP, its subsidiaries and other companies in which AREP has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of AREP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of Unitholders during 2001.

                                    PART II

ITEM 5. MARKET FOR AREP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

    AREP's Depositary Units are traded on the New York Stock Exchange ('NYSE') under the symbol 'ACP.' Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 2000 through December 31, 2001 is as follows:

QUARTER ENDED:                                                  HIGH       LOW
--------------                                                  ----       ---
March 31, 2001..............................................  $10.3125   $8.9375
June 30, 2001...............................................     10.75      9.04
September 30, 2001..........................................     10.25      8.75
December 31, 2001...........................................      9.95      8.80

March 31, 2000..............................................  $   8.25   $  7.50
June 30, 2000...............................................      9.75     7.625
September 30, 2000..........................................     9.875      8.50
December 31, 2000...........................................    9.1875    8.6875

    On March 1, 2002, the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $8.95.

    As of March 1, 2002, there were approximately 9,000 record holders of the Depositary Units.

    Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.

DISTRIBUTIONS

    On April 1, 2002, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2002. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, other capital expenditures and cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. By the end of the year 2004 net leases representing approximately 15% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2006, 35% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 29% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. See Item 7 -- 'Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity.'

    As of March 1, 2002, there were 46,098,284 Depositary Units and 8,886,631 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the NYSE under the symbol 'ACP PR.' The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at a rate of 5% of the liquidation preference thereof, payable annually on March 31, or the next succeeding business day thereafter, of each year (each, a 'Payment Date'), commencing March 31, 1996. On any Payment Date commencing with the Payment Date on March 31, 2000, AREP, with the approval of the Audit Committee, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On or before March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in Item 10 -- 'Directors and Executive Officers of AREP,' below.

    On March 31, 2001, AREP distributed to holders of record of its Preferred Units as of March 15, 2001, 423,172 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 22, 2002, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable April 1, 2002 to holders of record as of March 15, 2002.

    Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.

REPURCHASE OF DEPOSITARY UNITS

    AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. As of March 1, 2002, AREP had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000. Management recently has not been acquiring Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units.

ITEM 6. SELECTED FINANCIAL DATA

                                                      (IN $000'S EXCEPT PER UNIT AMOUNTS)
                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            2001         2000         1999         1998         1997
                                         ----------   ----------   ----------   ----------   ----------
Total revenues.                          $  297,323   $  312,877   $  295,004   $  173,241   $  104,667
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Earnings before property and securities
  transactions and minority interest...  $   62,682   $   69,024   $   68,116   $   68,707   $   45,607
Other gains and (losses) and minority
  interest:
    Gain on sales and disposition of
      real estate......................       1,737        6,763       13,971        9,065       16,051
    Gain on sale of limited partnership
      interests........................      --            3,461       --            5,562       --
    Gain on sale of marketable equity
      and debt securities..............       6,749       --           28,590       --           29,188
    Provision for loss on mortgages
      receivable.......................      --           --           --           --           (9,790)
    Provision for loss on real
      estate...........................      (3,184)      (1,351)      (1,946)      (1,180)      (1,085)
    Minority interest in net
      (earnings)/loss of Stratosphere
        Corporation....................        (450)      (2,747)      (1,002)          95       --
                                         ----------   ----------   ----------   ----------   ----------
Net earnings...........................  $   67,534   $   75,150   $  107,729   $   82,249   $   79,971
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------

                                                  (table continued on next page)

(table continued from previous page)

                                                      (IN $000'S EXCEPT PER UNIT AMOUNTS)
                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            2001         2000         1999         1998         1997
                                         ----------   ----------   ----------   ----------   ----------
Net earnings per limited partnership
  unit:
    Basic:
        Earnings before property and
          securities transactions......  $     1.23   $     1.30   $     1.09   $     1.16   $     1.19
        Net gain from property and
          securities transactions......         .11          .18          .86          .26         1.08
                                         ----------   ----------   ----------   ----------   ----------
    Net earnings.......................  $     1.34   $     1.48   $     1.95   $     1.42   $     2.27
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Weighted average limited partnership
  units outstanding....................  46,098,284   46,098,284   46,098,284   46,173,284   31,179,246
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
    Diluted:
        Earnings before property and
          securities transactions......  $     1.10   $     1.14   $      .96   $     1.06   $     1.16
        Net gain from property and
          securities transactions......         .09          .15          .71          .22          .97
                                         ----------   ----------   ----------   ----------   ----------
    Net earnings.......................  $     1.19   $     1.29   $     1.67   $     1.28   $     2.13
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Weighted average limited partnership
  units and equivalent partnership
  units outstanding....................  55,599,112   56,157,079   56,078,394   54,215,339   34,655,395
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Distributions to partners..............  $   --       $   --       $   --       $   --       $   --
At year end:
Real estate leased to others...........  $  358,597   $  379,396   $  375,268   $  381,554   $  383,392
Hotel, casino and resort operating
  properties...........................  $  228,181   $  185,253   $  141,829   $  137,706   $    5,002
U.S. Government and agency
  obligations..........................  $  313,641   $  475,267   $  468,529   $  363,884   $  372,165
Note receivable due from affiliate.....  $  250,000   $   --       $   --       $   --       $   --
Marketable equity and debt
  securities...........................  $   35,253   $   54,736   $   67,397   $  248,455   $   --
Mortgages and notes receivable.........  $   35,529   $   19,946   $   10,955   $    9,933   $   59,970
Equity interest in GB Holdings Inc. ...  $   39,936   $   38,359   $   --       $   --       $   --
Land and construction in-progress......  $   69,429   $   75,952   $   99,252   $   91,836   $   68,644
Total assets...........................  $1,451,642   $1,422,987   $1,364,861   $1,317,318   $1,064,448
Mortgages payable......................  $  166,808   $  182,049   $  179,387   $  173,559   $  165,048
Due to affiliate.......................  $   68,805   $   77,521   $   --       $   60,750   $   --
Partners' equity.......................  $1,100,629   $1,042,725   $1,029,308   $  943,528   $  858,893

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, 'forward looking statements' for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67.

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

    By the end of the year 2004, net leases representing approximately 15% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2006, net leases representing approximately 35% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow in the future from such properties.

    The Amendment, which became effective in August, 1996, permits AREP to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate market.

    AREP raised funds through a rights offering in September 1997 (the '1997 Offering') to increase its assets available for investment, take advantage of investment opportunities, further diversify its portfolio of assets and mitigate against the impact of potential lease expirations. The 1997 Offering was successfully completed in September 1997 and net proceeds of approximately $267 million were raised for investment purposes.

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

    AREP has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, AREP notified all tenants of the Resource Conservation and Recovery Act's ('RCRA') December 22, 1998 requirements for regulated underground storage tanks. AREP may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately 40 updates are expected to be completed in 2002 with another 35 scheduled for the year 2003.

RESULTS OF OPERATIONS

CALENDAR YEAR 2001 COMPARED TO CALENDAR YEAR 2000

    Gross revenues decreased by $15,554,000, or 5.0%, during the year ended December 31, 2001 as compared to the same period in 2000. This decrease reflects decreases of $20,614,000 in land, house and condominium sales, $5,841,000 in interest income on U.S. Government and Agency obligations and other investments, $5,199,000 in hotel and resort operating income and $2,717,000 in financing lease income partially offset by increases of $11,592,000 in hotel and casino operating income, $3,910,000 in equity in earnings of GB Holdings, Inc., $3,271,000 in rental income and $44,000 in dividend and other income. The decrease in land, house and condominium sales is primarily due to a decline in inventory of completed units available for sale. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to a decrease in interest rates on short-term investments. The decrease in hotel and resort operating income is primarily attributable to New Seabury resort operations, including membership initiation fees, which were negatively impacted by the construction of a new club house and golf course improvements. The decrease in financing lease income is the result of lease expirations and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues. The equity in earnings of GB Holdings, Inc. is the result of accounting for the Company's interest under the equity method effective
October 1, 2000. In 2001, the Company included a full year of GB Holdings, Inc.'s operations, whereas in 2000 only the fourth quarter of operations was included, historically a seasonably weak quarter. The increase in rental income is primarily attributable to operating lease rentals.

    Expenses decreased by $9,212,000, or 3.8%, during the year ended
December 31, 2001 as compared to the same period in 2000. This decrease reflects decreases of $15,894,000 in the cost of land, house and condominium sales, $6,056,000 in hotel and resort operating expenses, $1,750,000 in Bayswater acquisition costs and $395,000 in general and administrative expenses partially offset by increases of $9,472,000 in hotel and casino operating expenses, $2,936,000 in depreciation and amortization $1,320,000 in interest expense and $1,155,000 in rental property expenses. The decrease in cost of land, house and condominium sales is due to decreased sales as explained above. The decrease in hotel and resort operating expenses is primarily attributable to cost controls at the New Seabury resort to offset decreased revenues as explained above. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. The increase in interest expense is primarily attributable to increased interest due affiliates in connection with repurchase obligations.

    As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues and expenses have increased. Increased room capacity provided more hotel guests thereby increasing revenues. These increases were partially offset by a $3 decrease in the average daily rate per room and a 2.6% decrease in percentage occupancy. Hotel and casino operating expenses increased due to additional operating costs and increased marketing and advertising expenses.

    The increase in hotel and casino revenues were muted by the September 11, 2001 terrorist attack. Management anticipates increased hotel and casino operating revenues and expenses through the second quarter of 2002. However, these increases are expected to be tempered by decreased air travel to Las Vegas as a result of the terrorist threat, increased competition and the recent economic recession.

    Earnings before property and securities transactions and minority interest decreased during the year ended December 31, 2001 by $6,342,000 as compared to the same period in 2000.

    Gain on property transactions decreased by $5,026,000 during the year ended December 31, 2001 as compared to the same period in 2000 due to the size and number of transactions.

    During the year ended December 31, 2001, AREP recorded a provision for loss on real estate of $3,184,000 as compared to $1,351,000 in the same period in 2000. A substantial portion of the 2001 provision resulted from tenant bankruptcies.

    Gain on sale of marketable equity and debt securities was $6,749,000 in the year ended December 31, 2001. There was no such income in 2000.

    In the year ended December 31, 2000, AREP recorded a gain on sale of limited partnership units of $3,461,000. There was no such income in 2001.

    Minority interest in the net earnings of Stratosphere Corporation decreased by $2,297,000 during the year ended December 31, 2001 as compared to the same period in 2000 due to a decrease in Stratosphere's net hotel and casino operating income.

    Net earnings for the year ended December 31, 2001 decreased by $7,616,000 as compared to the year ended December 31, 2000 primarily due to decreased interest income ($5.8 million), decreased earnings from land, house and condominium operations ($4.7 million) and decreased gain on property and securities transactions ($3.3 million) partially offset by increased equity in earnings of GB Holdings, Inc. ($3.9 million) and decreased minority interest in earnings of Stratosphere ($2.3 million). Interest income declined due to lower short-term rates. Earnings from land, house and condominium operations decreased due to a decline in inventory of completed units available for sale. Based on existing contracts, sales may increase during the first half of 2002 compared to 2001. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business segment in the longer term unless mitigated by the purchase of land, development and sale of units in approved sub-divisions.

    Diluted earnings per weighted average limited partnership unit outstanding before property and securities transactions were $1.10 in the year ended December 31, 2001 compared to $1.14 in the comparable period of 2000, and net gain from property and securities transactions was $.09 in the year ended December 31, 2001 compared to $.15 in the comparable period of 2000. Diluted net earnings per weighted average limited partnership unit outstanding totalled $1.19 in the year ended December 31, 2001 compared to $1.29 in the comparable period of 2000.

    For accounting purposes Bayswater's earnings prior to the date of acquisition (March 23, 2000) were allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

CALENDAR YEAR 2000 COMPARED TO CALENDAR YEAR 1999

    Gross revenues increased by $17,873,000, or 6.1%, during the year ended December 31, 2000 as compared to the same period in 1999. This increase reflects increases of $10,694,000 in interest income on U.S. Government and Agency obligations and other investments, $9,535,000 in Stratosphere Corporation hotel and casino operating income, $4,956,000 in land, house and condominium sales, $2,824,000 in rental income and $525,000 in hotel and resort operating income partially offset by decreases of $5,846,000 in dividend and other income, $2,712,000 in financing lease income and $2,103,000 in equity in losses of GB Holdings, Inc. The increase in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to an increase in short-term investments as well as an increase in interest rates. The increase in Stratosphere Corporation hotel and casino operating income is primarily attributable to construction that was in progress in 1999, and increased hotel occupancy in 2000 resulting in increased casino revenues and food and beverage income. The increase in land, house and condominium sales is primarily due to differences in the size and number of transactions. The increase in rental income is primarily attributable to newly acquired properties. The decrease in dividend and other income is primarily due to the disposition of the RJR common stock in June of 1999. The decrease in financing lease income is the result of property sales and normal financing lease amortization. The increase in equity in losses of GB Holdings, Inc. is the result of accounting for AREP's interest under the equity method.

    Expenses increased by $16,965,000, or 7.5%, during the year ended
December 31, 2000 as compared to the same period in 1999. This increase reflects increases of $6,054,000 in Stratosphere Corporation hotel and casino operating expenses, $5,149,000 in the cost of land, house and condominium sales, $3,122,000 in hotel and resort operating expenses, $1,750,000 in Bayswater acquisition costs, $1,077,000 in rental property expenses and $1,054,000 in depreciation and amortization partially offset by decreases of $1,190,000 in interest expense and $51,000 in general and administrative expenses. The increase in Stratosphere Corporation hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenue. The increase in the cost of land, house and condominium sales is due to the differences in size and number of transactions. The increase in hotel and resort operating expenses is primarily attributable to the Bayswater and New Seabury resort operations. The increase in rental property expenses is primarily attributable to newly acquired and off-lease properties. The decrease in interest expense is primarily due to decreased interest due affiliates in connection with repurchase obligations.

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

    The following table reflects the Company's contractual cash obligations due over the indicated periods and when they expire (in $millions):

                                               LESS THAN    1-3     4-5     AFTER
                                                1 YEAR     YEARS   YEARS   5YEARS    TOTAL
                                                ------     -----   -----   ------    -----
Mortgages payable............................    $ 7.4     $23.4   $20.6   $115.4    $166.8
Capital lease obligation.....................      3.1        --      --       --       3.1
Construction and development obligations.....     23.3        --      --       --      23.3
                                                 -----     -----   -----   ------    ------
    Total....................................    $33.8     $23.4   $20.6   $115.4    $193.2
                                                 -----     -----   -----   ------    ------
                                                 -----     -----   -----   ------    ------

    In 2001, ten leases covering ten properties and representing approximately $1.0 million in annual rentals were scheduled to expire. Nine of these leases, originally representing approximately $967,000 in annual rental income, have been renewed for approximately $675,000 in annual rentals. Such renewals are generally for a term of five years. One property with an approximate annual rental income of approximately $33,000 was sold.

    In 2002, fourteen leases covering fourteen properties and representing approximately $2.1 million in annual rentals are scheduled to expire. Four leases originally representing approximately $735,000 in annual rental income were renewed for approximately $444,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of approximately $836,000 were not renewed, and are currently being marketed for sale or lease. The status of five properties with annual rentals of $538,000 has not yet been determined.

    On April 1, 2002, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2002. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, other capital expenditures and cash reserves for Partnership contingencies including environmental matters and scheduled lease expirations. By the end of the year 2004, net leases representing approximately 15% of AREP's net annual rentals will be due for renewal, and by the end of the year 2006, 35% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 29% of AREP's annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

    The types of investments AREP is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require AREP to maintain a strong capital base in order to own, develop and reposition these assets.

    During the year ended December 31, 2001, AREP (excluding Stratosphere and Bayswater) generated approximately $54 million in cash flow from day-to-day operations which excludes approximately $4.5 million in interest earned on the proceeds from 1997 Rights Offering which will be retained for future acquisitions. During the year ended December 31, 2000, AREP generated approximately $47.8 million in such cash flow from day-to-day operations which excluded approximately $8.7 million in interest earned on the 1997 Offering proceeds.

    Capital expenditures for real estate were approximately $14.8 million during 2001. During 2000, such expenditures totaled approximately $8.5 million.

    During the year ended December 31, 2001, approximately $1.8 million of maturing debt obligations and $6.5 million of other principal payments were repaid out of AREP's cash flow. During the year ended December 31, 2000, approximately $7.6 million of maturing debt obligations were repaid out of AREP's cash flow.

    During 2001, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $30.9 million which was added to AREP's operating cash reserves. During 2000, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $31.7 million which was added to AREP's operating cash reserves. AREP's operating cash reserves are approximately $172 million at December 31, 2001 (which does not include the cash from capital transactions or the 1997 Rights Offering which is being retained for investment), which are being retained to meet maturing debt obligations, capital expenditures and certain contingencies facing AREP. AREP from time to time may increase its cash reserves to meet its maturing debt obligations, tenant requirements and other capital expenditures and to guard against scheduled lease expirations and other contingencies including environmental matters.

    Sales proceeds from the sale or disposal of portfolio properties totaled approximately $3.7 million in 2001. During 2000, such sales proceeds totaled approximately $20.1 million. There were no refinancings in 2001. AREP received approximately $19.6 million of net proceeds from refinancings in 2000. AREP intends to use asset sales, financing and refinancing proceeds for new investments.

    On December 27, 2001, AREP entered into a transaction with Carl C. Icahn, pursuant to which AREP made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of (i) $250 million aggregate market value of AREP's depositary and preferred units owned by Mr. Icahn and (ii) shares of a private company owned by Mr. Icahn, which shares were represented to have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The loan bears interest at a per annum rate equal to the greater of (i) 3.9% and (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The loan must be prepaid in an amount of up to $125 million to the extent that AREP requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn.

    In March 2000, AREP transferred its interests in the Sands and the Claridge Hotel to an affiliate of the General Partner and received approximately $40.5 million therefor, however, as noted above, the transfer is subject to AREP's right and obligation to repurchase such interests at the same price (plus a commercially reasonable interest factor), upon obtaining the proper gaming license in New Jersey. In September, 2000, affiliates of the General Partner paid $65 million for a 46% equity interest in the Sands. AREP's pro rata share of this advance is $32.5 million, representing an equity interest of approximately 23% in the Sands, which AREP will be required to pay when it receives its gaming license and reacquires its interest in the Sands. At December 31, 2001, AREP's obligation to affiliates of the General Partner for interests held in the Sands on AREP's behalf was approximately $68.8 million, including accrued interest.

    In March, 2000, AREP acquired approximately an additional 2% interest in Stratosphere from affiliates of Mr. Icahn for approximately $2 million, thereby providing AREP with an aggregate interest in Stratosphere of approximately 51%. In February 2002, AREP entered into a merger agreement with Stratosphere under which AREP will acquire the remaining shares of Stratosphere that it does not currently own from affiliates of Icahn and public shareholders for approximately $44.3 million. Under the terms of the proposal, subject to certain conditions, AREP will pay $44.33 per share to affiliates of Icahn, and $45.32 per share to shareholders unaffiliated with Icahn. This transaction is expected to be completed in the second quarter of 2002. In 2001 AREP funded approximately $45 million to Stratosphere for the completion of its expansion.

    AREP may consider possible tender offers for real estate operating companies and real estate limited partnership units. AREP may also consider indirect investments in real estate by making loans secured by the indirect ownership interests of certain real properties.

    To further its investment objectives, AREP may consider the acquisition or seek effective control of other land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. This may enhance its ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities.

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

    AREP's cash and cash equivalents and investment in U.S. Government and Agency obligations decreased by approximately $248.3 million during the calendar year 2001 primarily attributable to the note receivable due from affiliate ($250 million), additions to hotel and casino ($50.5 million) and miscellaneous other ($6.7 million), partially offset by net cash flow from operations ($30.9 million) and net cash flow from Bayswater and Stratosphere ($28.0 million).

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

    AREP invests in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, the Company will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at December 31, 2001, would decline by approximately $3.4 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Response to this item is included in Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations' above.

ITEM 8. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

The Partners
AMERICAN REAL ESTATE PARTNERS, L.P.:

    We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the 2001 financial statement schedule as listed in the Index at Item 14(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of Stratosphere Corporation and its subsidiaries, a majority owned subsidiary, for the year ended December 31, 1999 which statements reflect total revenues constituting 42 percent of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Stratosphere Corporation, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 20, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of STRATOSPHERE CORPORATION:

    We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Stratosphere Corporation (a Delaware corporation) and subsidiaries ('Stratosphere') for the year ended December 26 1999. These financial statements (not presented herein) are the responsibility of Stratosphere's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    As more fully described in Note 2 to Stratosphere's consolidated financial statements, effective October 14, 1998, Stratosphere emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on June 9, 1998. In accordance with AICPA Statement of Position 90-7, Stratosphere adopted 'Fresh Start Reporting' whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of September 27, 1998. As a result, Stratosphere's financial statements for the periods subsequent to September 27, 1998 reflect Stratosphere's new basis of accounting and are not comparable to the predecessor company's pre-reorganization consolidated financial statements.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Stratosphere Corporations' operations and their cash flows for the year ended December 26, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP
Las Vegas, Nevada
February 11, 2000


                                     II-11a

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001         2000
                                                                 ----         ----
                                                                 (IN $000'S EXCEPT
                                                                 PER UNIT AMOUNTS)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method (Notes 4 and
      13)...................................................  $  176,757   $  193,428
    Accounted for under the operating method, net of
      accumulated depreciation (Notes 5 and 13).............     181,840      185,968
Investment in U.S. Government and Agency obligations
  (Note 6)..................................................     313,641      475,267
Note receivable due from affiliate (Note 11)................     250,000       --
Cash and cash equivalents (Note 2)..........................      61,015      147,705
Marketable equity and debt securities (Note 7)..............      35,253       54,736
Mortgages and notes receivable (Note 10)....................      35,529       19,946
Equity interest in GB Holdings, Inc. (Note 8)...............      39,936       38,359
Hotel, casino and resort operating properties net of
  accumulated depreciation:
    Stratosphere Corporation hotel and casino (Note 9)......     184,191      152,335
    Hotel and resort (Notes 5 and 12).......................      43,990       32,918
Land and construction-in-progress...........................      69,429       75,952
Receivables and other assets................................      60,061       46,373
                                                              ----------   ----------
        Total...............................................  $1,451,642   $1,422,987
                                                              ----------   ----------
                                                              ----------   ----------

              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable (Notes 4, 5 and 14).......................  $  166,808   $  182,049
Due to affiliate (Note 7)...................................      68,805       77,521
Accounts payable, accrued expenses and other liabilities....      47,967       55,785
                                                              ----------   ----------
                                                                 283,580      315,355
                                                              ----------   ----------
Minority interest in Stratosphere Corporation hotel and
  casino....................................................      67,433       64,907
                                                              ----------   ----------
Commitments and contingencies (Notes 3 and 19)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,400,000
      authorized; 8,886,631 and 8,463,459 issued and
      outstanding as of December 31, 2001 and 2000..........      92,198       87,808
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................     996,701      944,340
General partner.............................................      23,651       22,498
Treasury units at cost:
    1,137,200 depositary units (Note 22)....................     (11,921)     (11,921)
                                                              ----------   ----------
Partners' equity (Notes 2, 3, 15 and 23)....................   1,100,629    1,042,725
                                                              ----------   ----------
        Total...............................................  $1,451,642   $1,422,987
                                                              ----------   ----------
                                                              ----------   ----------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               2001       2000       1999
                                                               ----       ----       ----
Revenues:
    Hotel and casino operating income (Note 9)............   $144,354   $132,762   $123,227
    Land, house and condominium sales.....................     55,566     76,180     71,224
    Interest income on financing leases...................     16,935     19,652     22,364
    Interest income on U.S. Government and Agency
      obligations and other investments...................     30,367     36,208     25,514
    Rental income.........................................     26,887     23,616     20,792
    Hotel and resort operating income (Note 12)...........     16,418     21,617     21,092
    Dividend and other income (Notes 7 and 10)............      4,989      4,945     10,791
    Equity in earnings (loss) of GB Holdings, Inc.
      (Note 8)............................................      1,807     (2,103)     --
                                                             --------   --------   --------
                                                              297,323    312,877    295,004
                                                             --------   --------   --------
Expenses:
    Hotel and casino operating expenses (Note 9)..........    128,469    118,997    112,943
    Cost of land, house and condominium sales.............     42,599     58,493     53,344
    Hotel and resort operating expenses (Note 12).........     14,164     20,220     17,098
    Interest expense (Notes 7, 13 and 14).................     19,140     17,820     19,010
    Depreciation and amortization.........................     18,034     15,098     14,044
    General and administrative expenses (Note 3)..........      7,080      7,475      7,526
    Property expenses.....................................      5,155      4,000      2,923
    Bayswater acquisition costs (Note 1)..................      --         1,750      --
                                                             --------   --------   --------
                                                              234,641    243,853    226,888
                                                             --------   --------   --------
Earnings before property and securities transactions and
  minority interest.......................................     62,682     69,024     68,116
Other gains and (losses) and minority interest:
    Provision for loss on real estate.....................     (3,184)    (1,351)    (1,946)
    Gain on sale of marketable equity and debt securities
      (Note 7)............................................      6,749      --        28,590
    Gain on sales and disposition of real estate
      (Note 13)...........................................      1,737      6,763     13,971
    Gain on sale of limited partnership interests.........      --         3,461      --
    Minority interest in net earnings of Stratosphere
      Corporation (Note 9)................................       (450)    (2,747)    (1,002)
                                                             --------   --------   --------
Net earnings..............................................   $ 67,534   $ 75,150   $107,729
                                                             --------   --------   --------
                                                             --------   --------   --------

Net earnings attributable to (Note 3):
    Limited partners......................................   $ 66,190   $ 72,225   $ 93,909
    General partner.......................................      1,344      2,925     13,820
                                                             --------   --------   --------
                                                             $ 67,534   $ 75,150   $107,729
                                                             --------   --------   --------
                                                             --------   --------   --------
Net earnings per limited partnership unit (Note 2):
    Basic earnings........................................   $   1.34   $   1.48   $   1.95
                                                             --------   --------   --------
                                                             --------   --------   --------

Weighted average limited partnership units outstanding....   46,098,284 46,098,284 46,098,284
                                                             --------   --------   --------
                                                             --------   --------   --------

    Diluted earnings......................................   $   1.19   $   1.29   $   1.67
                                                             --------   --------   --------
                                                             --------   --------   --------

Weighted average limited partnership units and equivalent
  partnership units outstanding...........................   55,599,112 56,157,079 56,078,394
                                                             --------   --------   --------
                                                             --------   --------   --------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
            YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (IN $000'S)

                                               LIMITED PARTNERS' EQUITY
                                    GENERAL    ------------------------   HELD IN TREASURY     TOTAL
                                   PARTNER'S   DEPOSITARY    PREFERRED    ----------------   PARTNERS'
                                    EQUITY       UNITS         UNITS      AMOUNTS    UNITS     EQUITY
                                    ------       -----         -----      -------    -----     ------
Balance, December 31, 1998.......  $ 72,948    $  802,856     $79,645     $(11,921)  1,137   $  943,528
Comprehensive income:
    Net earnings.................    13,820        93,909      --            --       --        107,729
    Sale of marketable equity
      securities available for
      sale.......................      (320)      (15,738)     --            --       --        (16,058)
    Net unrealized losses on
      securities available for
      sale.......................        (6)         (285)     --            --       --           (291)
                                   --------    ----------     -------     --------   -----   ----------
Comprehensive income.............    13,494        77,886      --            --       --         91,380
Net capital distributions........    (5,600)       --          --            --       --         (5,600)
Pay-in-kind distribution
  (Note 15)......................     --           (3,982)      3,982        --       --         --
                                   --------    ----------     -------     --------   -----   ----------

Balance, December 31, 1999.......    80,842       876,760      83,627      (11,921)  1,137    1,029,308
Comprehensive income:
    Net earnings.................  $  2,925    $   72,225     $--         $  --       --     $   75,150
    Net unrealized losses on
      securities available for
      sale.......................        (9)         (464)                                         (473)
                                   --------    ----------     -------     --------   -----   ----------
    Comprehensive income.........     2,916        71,761      --            --       --         74,677
Net adjustment for Bayswater
  acquisition (Note 1)...........   (62,801)       --          --            --       --        (62,801)
Capital contribution (Note 1)....     1,541        --          --            --       --          1,541
Pay-in-kind distribution
  (Note 15)......................     --           (4,181)      4,181        --       --         --
                                   --------    ----------     -------     --------   -----   ----------

Balance, December 31, 2000.......  $ 22,498    $  944,340     $87,808     $(11,921)  1,137   $1,042,725
Comprehensive income:
    Net earnings.................     1,344        66,190      --            --       --         67,534
    Reversal of unrealized loss
      on sale of debt securities
      available for sale.........        78         3,818      --            --       --          3,896
    Net unrealized losses on
      securities available for
      sale.......................      (269)      (13,257)     --            --       --        (13,526)
                                   --------    ----------     -------     --------   -----   ----------
    Comprehensive income.........     1,153        56,751      --            --       --         57,904
Pay-in-kind distribution
  (Note 15)......................     --           (4,390)      4,390        --       --         --
                                   --------    ----------     -------     --------   -----   ----------
Balance, December 31, 2001.......  $ 23,651    $  996,701     $92,198     $(11,921)  1,137   $1,100,629
                                   --------    ----------     -------     --------   -----   ----------
                                   --------    ----------     -------     --------   -----   ----------

    Accumulated other comprehensive income (loss) at December 31, 2001, 2000 and 1999 was ($17,178), ($7,548), and ($7,075), respectively.

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (IN $000'S)

                                                                2001        2000        1999
                                                                ----        ----        ----
Cash flows from operating activities:
  Net earnings..............................................  $  67,534   $ 75,150   $ 107,729
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     18,034     15,098      14,044
     Gain on sale of marketable equity & debt securities....     (6,749)     --        (28,590)
     Gain on sales and disposition of real estate...........     (1,737)    (6,759)    (16,041)
     Gain on sale of limited partnership interests..........     --         (3,461)     --
     Minority interest in net earnings of Stratosphere
       Corporation..........................................        450      2,747       1,002
     Provision for loss on real estate......................      3,184      1,351       1,946
     Equity in (earnings) losses of GB Holdings, Inc. ......     (1,807)     2,103      --
     Changes in operating assets and liabilities:
        Decrease (increase) in land and construction-in
         progress...........................................      7,753     (7,863)     (7,734)
        (Decrease) increase in accounts payable, accrued
         expenses and other liabilities.....................       (641)    (6,478)      8,176
        (Increase) decrease in receivables and other
         assets.............................................     (4,266)     4,550     (13,559)
                                                              ---------   --------   ---------
           Net cash provided by operating activities........     81,755     76,438      66,973
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Increase in mortgages and notes receivable................    (15,583)    (9,502)     (8,222)
  Net proceeds from the sales and disposition of real
    estate..................................................      3,656     20,060      29,735
  Principal payments received on leases accounted for under
    the financing method....................................      6,858      7,560       7,938
  Increase in equity interest in GB Holdings, Inc. .........     --        (32,500)     --
  Acquisition of Bayswater's net assets.....................     --        (84,352)     --
  Additions to hotel, casino and resort operating
    property................................................    (62,662)   (22,703)    (14,287)
  Acquisitions of rental real estate........................     --        (27,326)    (23,954)
  Additions to rental real estate...........................     (1,064)    (2,760)       (564)
  Decrease (increase) in investment in U.S. Government and
    Agency Obligations......................................    162,046     (6,738)   (104,645)
  Disposition of marketable equity & debt securities........     17,929      4,297     203,917
  Increase in note receivable from affiliate................   (250,000)     --         --
  Decrease in minority interest in Stratosphere Corp. ......     --         (1,970)     --
  Increase (decrease) in due to affiliate...................     (8,716)    77,530     (50,000)
  Increase in investment in joint ventures..................     (5,856)     --         --
  Net disposition of limited partnership interests..........     --          7,805       1,206
                                                              ---------   --------   ---------
           Net cash (used in) provided by investing
            activities......................................   (153,392)   (70,599)     41,124
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Partners' equity:
     Net capital distributions..............................     --         (4,100)     (5,600)
  Debt:
     Proceeds from mortgages payable........................     --         19,600      22,400
     Payments on mortgages payable..........................     (6,457)     --         --
     Periodic principal payments............................     (6,840)    (8,699)     (9,208)
     Balloon payments.......................................     (1,756)    (7,632)     (7,006)
                                                              ---------   --------   ---------
           Net cash (used in) provided by financing
            activities......................................    (15,053)      (831)        586
                                                              ---------   --------   ---------
Net (decrease) increase in cash and cash equivalents........  $ (86,690)  $  5,008   $ 108,683
Cash and cash equivalents, beginning of year................    147,705    142,697      34,014
                                                              ---------   --------   ---------
Cash and cash equivalents at end of year....................  $  61,015   $147,705   $ 142,697
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Supplemental information:
  Cash payments for interest, net of amounts capitalized....  $  20,786   $ 14,980   $  19,818
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
  Cash payments for income taxes............................     --       $  1,200   $     400
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Supplemental schedule of noncash investing and financing
 activities:
  Reclassification of real estate to operating lease........  $   3,082   $ 17,274   $   2,461
  Reclassification of real estate from operating lease......     --         (6,781)     (1,116)
  Reclassification to development properties................     --          --            763
  Reclassification of real estate from development
    properties..............................................     --          --           (138)
  Reclassifications from hotel and resort operating
    properties..............................................     (1,167)     --           (763)
  Reclassification of real estate from financing lease......     (9,754)   (18,560)     (4,887)
  Reclassification to hotel and resort operating
    properties..............................................     --          --            180
  Reclassifications from receivables and other assets.......     --          --         (2,169)
  Reclassifaction to due to affiliate.......................     --          --          3,221
  Reclassifications from accounts payable, accrued expenses
    and other liabilities...................................     --          --         (1,232)
  Reclassification of real estate to property held for
    sale....................................................      6,672      8,067       3,879
  Reclassification of real estate to (from) land and
    construction-in-progress................................      1,167      --           (199)
                                                              ---------   --------   ---------
                                                              $  --       $  --      $  --
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Net unrealized losses on securities available for
 sale.......................................................  $ (17,178)  $   (473)  $    (291)
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Sale of marketable equity securities available for sale.....  $  --       $  --      $ (16,058)
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Increase in equity and debt securities......................  $   2,500   $  --      $  --
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    On July 1, 1987, American Real Estate Holdings Limited Partnership (the 'Subsidiary'), in connection with an exchange offer (the 'Exchange'), entered into merger agreements with American Real Estate Partners, L.P. (the 'Company') and each of thirteen separate limited partnerships (collectively, the 'Predecessor Partnerships'), pursuant to which the Subsidiary acquired all the assets, subject to the liabilities of the Predecessor Partnerships.

    By virtue of the Exchange, the Subsidiary owns the assets, subject to the liabilities, of the Predecessor Partnerships. The Company owns a 99% limited partner interest in the Subsidiary. American Property Investors, Inc. (the 'General Partner') owns a 1% general partner interest in both the Subsidiary and the Company representing an aggregate 1.99% general partner interest in the Company and the Subsidiary.

    An amendment (the 'Amendment') to the Company's Partnership Agreement became effective on August 16, 1996, which permits the Company to make non-real estate investments. The Amendment permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets. Under the Amendment, investments may include equity and debt securities of domestic and foreign issuers. The proportion of the Company's assets invested in any one type of security or any single issuer will not be limited. The investment objective of the Company with respect to such investments will be to purchase undervalued securities so as to maximize total returns consisting of current income and/or capital appreciation.

    The Company will conduct its activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940. Generally, this means that no more than 40% of the Company's total assets will be invested in securities. In addition, the Company will structure its investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code.

    The Company and its consolidated subsidiaries are engaged in the following operating businesses: (i) rental real estate, (ii) hotel, casino and resort operations, (iii) land, house and condominium development and (iv) investment in securities including investment in other limited partnerships and marketable equity and debt securities.

    In March 2000, the Company acquired from affiliates of the General Partner the assets of Bayswater Realty & Capital Corp. and the ownership interests of its affiliated entities ('Bayswater') for approximately $84.35 million. Bayswater, a real estate investment, management and development company has focused primarily on the construction and sale of single-family homes. The assets acquired included interests in ten residential subdivisions in New York and Florida.

    In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control were accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition were restated on a combined basis.

    The Bayswater assets acquired and the liabilities assumed have been accounted for at historical cost. The excess of the historical cost of the net assets over the amount of cash disbursed, which amounted to $1,541,000, has been accounted for as a capital contribution by the General Partner. The Company's costs of $1.75 million related to the Bayswater transaction have been included as 'Bayswater acquisition costs' in the Consolidated Statements of Earnings in the year ended December 31, 2000. Previously an increase of $49,568,000 was made to the General Partner's equity at December 31, 1997 as a result of the Bayswater acquisition. A reduction of $62,801,000 has been made to the General

Partner's equity as an adjustment for the Bayswater acquisition in the year ended December 31, 2000. See Consolidated Statements of Changes in Partners' Equity and Comprehensive Income.

    In March 2000, the Company purchased an additional 50,000 shares of the Stratosphere Corporation ('Stratosphere') from an affiliate of the General Partner resulting in the Company owning approximately 51% of Stratosphere and has included its accounts on a consolidated basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Financial Statements and Principles of Consolidation -- The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include only those assets, liabilities and results of operations, which relate to the Company and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investments for subsidiaries that are less than 50% owned under the equity method of accounting.

    Net Earnings Per Limited Partnership Unit -- Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding.

    Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred units are considered to be unit equivalents. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased as follows: 9,500,828; 10,058,795; and 9,980,110 limited partnership units for the years ended December 31, 2001, 2000 and 1999, respectively, to reflect the effects of the conversion of preferred units.

    For accounting purposes, Bayswater's earnings and distributions/dividends prior to the Bayswater acquisition in March 2000 have been allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

    For the years ended December 31, 2001, 2000 and 1999, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                                              2001    2000       1999
                                                              ----    ----       ----
Basic:
    Earnings before property and securities transactions....  $1.23   $1.30     $1.09
    Net gain from property and securities transactions......    .11     .18       .86
                                                              -----   -----     -----
    Net earnings............................................  $1.34   $1.48     $1.95
                                                              -----   -----     -----
                                                              -----   -----     -----
Diluted:
    Earnings before property and securities transactions....  $1.10   $1.14     $ .96
    Net gain from property and securities transactions......    .09     .15       .71
                                                              -----   -----     -----
    Net earnings............................................  $1.19   $1.29     $1.67
                                                              -----   -----     -----
                                                              -----   -----     -----

    Cash and Cash Equivalents -- The Company considers short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. Included in cash and cash equivalents at December 31, 2001 and 2000 are investments in government backed securities of approximately $5,967,000 and $29,057,000, respectively.

    Marketable Equity and Debt Securities and Investment in U.S. Government and Agency Obligations -- Investments in equity and debt securities are classified as either held-to-maturity or available for sale for accounting purposes. Investment in U.S. Government and Agency Obligations are classified as available for sale. Available for sale securities are carried at fair value on the balance sheet of the Company. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners' Equity. Held-to-maturity securities are recorded at amortized cost.

    A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recorded when declared and interest income is recognized when earned.

    Mortgages and Notes Receivable -- The Company has generally not recognized any profit in connection with the property sales in which certain purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received.

    Income Taxes -- No provision has been made for Federal, state or local income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Stratosphere accounts for its income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Stratosphere has made an insignificant provision for income taxes which is included in 'Hotel and casino operating expenses' in the Consolidated Statements of Earnings.

    Leases -- The Company leases to others substantially all its real property under long-term net leases and accounts for these leases in accordance with the provisions of Financial Accounting Standards Board Statement No. 13, 'Accounting for Leases,' as amended. This Statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or an operating lease.

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

    Properties -- Properties held for investment, other than those accounted for under the financing method, are carried at cost less accumulated depreciation unless declines in the values of the properties are considered other than temporary at which time the property is written down to net realizable value. Properties held for sale are included in 'Receivables and other assets' in the consolidated financial statements and are carried at the lower of cost or net realizable value.

    Depreciation -- Depreciation is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 3 to 45 years.

    Use of Estimates -- Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    Revenue Recognition

    1. Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. The Company follows the guidelines for profit recognition set forth by Financial Accounting Standards Board (FASB) Statement No. 66, 'Accounting for Sales of Real Estate.'

    2. Casino revenues and promotional allowances -- The Company recognizes revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The cost of such complimentaries is included in 'Hotel and casino operating expenses'.

    3. Sales, advertising and promotion -- These costs are expensed as incurred.

    Land and Construction-in-Progress -- These costs are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable condition is reached. The capitalization rate is based on the interest rate on specific borrowings to fund the projects.

    Accounting for Impairment of a Loan -- If it is probable that based upon current information the Company will be unable to collect all amounts due according to the contractual terms of a loan agreement, the Company considers the asset to be 'impaired'. Reserves are established against impaired loans in amounts equal to the difference between the recorded investment in the asset and either the present value of the cash flows expected to be received, or the fair value of the underlying collateral if foreclosure is deemed probable or if the loan is considered collateral dependent.

    Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of -- Long-lived assets held and used by the Company and long-lived assets to be disposed of, are reviewed for impairment whenever events or changes in circumstances, such as vacancies and rejected leases, indicate that the carrying amount of an asset may not be recoverable.

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

    Recent Accounting Standards:

    1. The Company has adopted Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities ('SFAS 133') as of January 1, 2001. The adoption of SFAS 133 has not had any impact in the Company's financial statements.

    2. In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142): 'Business Combinations' and 'Goodwill and Other Intangible Assets.' SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards but does not expect them to have any material effect on the Company's consolidated financial statements.

    3. In August 2001, the FASB issued SFAS No 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' SFAS No. 144 will become effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.' SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company is currently evaluating the impact, if any, of adopting SFAS No. 144, but does not expect it to have any material effect on the Company's financial statements.

3. RELATED PARTY TRANSACTIONS

    a. The Company has a $250 million note receivable from Carl C. Icahn, Chairman of the General Partner (See Note 11).

    b. The Company had a lease for 7,920 square feet of office space, at an annual rental of approximately $153,000. The Company had sublet to certain affiliates 3,205 square feet at an annual rental of approximately $62,000, resulting in a net annual rental of approximately $91,000. In March 2000, in connection with the Bayswater acquisition, the subleases were cancelled.

    c. In addition, in 1997 the Company entered into a license agreement for a portion of office space from an affiliate. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, the Company has the non-exclusive use of 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,068 per month, together with 16.79% of certain 'additional rent'. In November 2000, the Company reduced its office size to approximately 2,275 square feet, which decreased its monthly rental to $11,185 plus 10.77% of certain additional rent. In 2001, 2000 and 1999, the Company paid such affiliate approximately $147,000, $206,000, and $218,000 of rent, respectively, in connection with this licensing agreement. The terms of such sublease were reviewed and approved by the Audit Committee.

    d. Stratosphere received as reimbursement from affiliates of the General Partner approximately $1,343,000 in the year ended December 31, 2001, and approximately $240,000 in each of the years ended December 31, 2000, and 1999 for administrative services performed by Stratosphere personnel.

    e. The General Partner and its affiliates may realize substantial fees, commissions and other income from transactions involving the purchase, operation, management, financing and sale of the Company's properties, subject to certain limitations relating to properties acquired from the Predecessor Partnerships in the Exchange. Some of such amounts may be paid regardless of the overall profitability of the Company and whether any distributions have been made to Unitholders. As new properties are acquired, developed, constructed, operated, leased, financed and sold, the General Partner or its affiliates may perform acquisition functions, development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and other services and be entitled to fees and reimbursement of expenses relating thereto, including property management fees, real estate brokerage and leasing commissions, fees for financing either provided or arranged by the General Partner and its affiliates, development fees, general contracting fees and construction management fees. The terms of any transactions between the Company and the General Partner or its affiliates must be fair and reasonable to the Company and customary to the industry. There were no significant fees paid in the years ended December 31, 2001, 2000, and 1999.

    Stratosphere also received hotel revenue of approximately $600,000 in the year ended December 31, 2001 and $500,000 in each of the years ended
December 31, 2000 and 1999 in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

4. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

    Real estate leased to others accounted for under the financing method is summarized as follows (in $000's):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                            ----       ----
Minimum lease payments receivable.......................  $204,176   $231,621
Unguaranteed residual value.............................   101,329    109,642
                                                          --------   --------
                                                           305,505    341,263
Less unearned income....................................   128,748    147,835
                                                          --------   --------
                                                          $176,757   $193,428
                                                          --------   --------
                                                          --------   --------

    The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 2001 in ($000's):

                       YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
  2002....................................................  $ 21,234
  2003....................................................    20,000
  2004....................................................    18,504
  2005....................................................    16,327
  2006....................................................    15,491
  Thereafter..............................................   112,620
                                                            --------
                                                            $204,176
                                                            --------
                                                            --------

    At December 31, 2001, approximately $122,775,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

5. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

    Real estate leased to others accounted for under the operating method is summarized as follows (in $000's):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                            ----       ----
Land....................................................  $ 53,702   $ 53,807
Commercial buildings....................................   168,757    169,675
                                                          --------   --------
                                                           222,459    223,482
Less accumulated depreciation...........................    40,619     37,514
                                                          --------   --------
                                                          $181,840   $185,968
                                                          --------   --------
                                                          --------   --------

    As of December 31, 2001 and 2000, accumulated depreciation on the hotel and resort operating properties (not included above) amounted to approximately $7,438,000 and $5,957,000, respectively (See Note 12).

    The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 2001 (in $000's):

                       YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
  2002....................................................  $ 18,128
  2003....................................................    18,251
  2004....................................................    18,586
  2005....................................................    16,442
  2006....................................................    11,596
  Thereafter..............................................    44,980
                                                            --------
                                                            $127,983
                                                            --------
                                                            --------

    At December 31, 2001, approximately $109,273,000 of real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.

6. INVESTMENT IN U.S. GOVERNMENT AND AGENCY OBLIGATIONS

    The Company has investments in U.S. Government and Agency Obligations whose maturities range from February 2002 to January 2019 as follows (in $ millions):

                                                                       DECEMBER 31,
                                                           -------------------------------------
                                                                 2001                2000
                                                           -----------------   -----------------
                                                            COST    CARRYING    COST    CARRYING
                                                           BASIS     VALUE     BASIS     VALUE
                                                           -----     -----     -----     -----
Available for Sale:
Matures in:
    less than 1 year.....................................  $129.2    $129.2    $475.3    $475.3
    2 - 5 years..........................................   160.0     157.0      --       --
    6 - 10 years.........................................    25.0      24.3      --       --
    Thereafter...........................................     3.2       3.1      --       --
                                                           ------    ------    ------    ------
                                                           $317.4    $313.6    $475.3    $475.3
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------


7. MARKETABLE EQUITY AND DEBT SECURITIES (IN $ MILLIONS)

                                                                       DECEMBER 31,
                                                           -------------------------------------
                                                                 2001                2000
                                                           -----------------   -----------------
                                                            COST    CARRYING    COST    CARRYING
                                                           BASIS     VALUE     BASIS     VALUE
                                                           -----     -----     -----     -----
Available for Sale:
    Claridge Notes(b)....................................  $   --    $   --    $ 10.8    $ 12.2
    Philips Service Corporation debt & equity(c).........    27.3      14.0      28.8      25.2
                                                           ------    ------    ------    ------
                                                             27.3      14.0      39.6      37.4
                                                           ------    ------    ------    ------

Held-to-maturity:
    GB Notes(b)..........................................    21.3      21.3      17.3      17.3
                                                           ------    ------    ------    ------
        Total............................................  $ 48.6    $ 35.3    $ 56.9    $ 54.7
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------

    a. In 1998 and 1999, the Company purchased 6,448,200 shares of RJR Nabisco Holdings Corp. ('RJR') common stock at a cost of approximately $175.3 million. Carl C. Icahn, the Chairman of the Board of the General Partner, owned (through affiliates) an additional 19,277,500 shares of RJR, as of June 14, 1999, representing approximately 5.9% of the total outstanding RJR common shares. On June 14, 1999, the Company sold its entire interest in RJR for net proceeds of approximately $203.9 million realizing a gain of approximately $28.6 million.

    The Company recorded 'Dividend income' of approximately $6.6 million for the year ended December 31, 1999, from its holding of RJR common stock.

    Unrealized holding gains of approximately $16,058,000 had previously been recorded as a separate component of Partners' Equity at December 31, 1998.

    b. In 1998 and 1999, the Company acquired an interest in the Sands Hotel and Casino (the 'Sands') located in Atlantic City, New Jersey by purchasing the principal amount of approximately $31.4 million of First Mortgage Notes ('Notes') issued by GB Property Funding Corp. ('GB Property'). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. ('Greate Bay'). The purchase price for such notes was approximately $25.3 million. An affiliate of the General Partner also made an investment in the Notes of GB Property. A total of $185 million of such Notes were issued.

    Greate Bay owned and operated the Sands, a destination resort complex, located in Atlantic City, New Jersey. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.

    Furthermore, in 1998 and 1999, the Company acquired an interest in the Claridge Hotel and Casino (the 'Claridge Hotel') located in Atlantic City, New Jersey by purchasing the principal amount of $16.7 million of First Mortgage Notes of the Claridge Hotel and Casino Corporation (the 'Claridge Corporation'). The purchase price of such notes was approximately $15.1 million. A total of $85 million of such notes were issued. An affiliate of the General Partner also made an investment in the Notes of the Claridge Corporation. In August 1999, the Claridge Corporation announced that it had filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code to facilitate a financial restructuring.

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

    In July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of the General Partner which provided for an additional investment of $65 million by the Icahn affiliates in exchange for a 46% equity interest, with bondholders (which also includes the Icahn affiliates) to receive $110 million in new notes and a 54% ownership position. The plan which became effective September 29, 2000, provided the Icahn affiliates with a controlling interest.

    In February 2001, the Icahn affiliates sold their entire Claridge Corporation portfolio ($37.1 million face amount of Claridge Notes) for the following additional interest in GB Holdings, Inc. ('GB Holdings'): (i) 779,861 common shares of GB Holdings and (ii) $15.96 million face amount of GB Property First Mortgage Notes ('GB Notes'), plus $21.56 million in cash. The Company has recognized a gain of approximately $1.3 million as a result of this sale in the year ended December 31, 2001. As a result, affiliates of the General Partner are, in effect, holding on behalf of the Company (i) approximately 3.6 million common shares of GB Holdings and (ii) $26.9 million face amount of GB Notes, to which the Company will become entitled and obligated to purchase for approximately $59 million, as of December 31, 2001, when it is fully licensed. As of February 2001 the Company no longer has any interests in the Claridge.

    For accounting purposes, the Company reflects its interest in the GB Notes as held to maturity and has recorded its corresponding liability to repurchase such interests from the affiliate of the General Partner. The Company's corresponding obligations to repurchase its interests in the GB Property, including interest, is included in 'Due to Affiliates' in the Consolidated Balance Sheets and totals $68.8 million at December 31, 2001.

    Interest expense, which is at the annual rate of 1 1/2% over the prime interest rate, due to the affiliate for the years ended December 31, 2001, and 2000 of $5,306,000 and $3,595,000, respectively, for the previously transferred GB Property and Claridge Corporation interests has been included in 'Interest expense' in the Consolidated Statements of Earnings.

    The Company reflects it pro rata equity interest in Greate Bay as 'Equity interest in GB Holdings, Inc.' in the Consolidated Balance Sheets (see Note 8).

    c. The Company owns approximately: (i) 1.8 million shares of Philip Service Corporation ('Philips'), (ii) $14.2 million in secured term debt, and
(iii) $8.3 million in secured convertible payment-in-kind debt. The Company presently has an approximate 8% interest in Philips and an Icahn affiliate has an approximate 33% interest.

    The secured term debt matures March 31, 2005 and bears interest at 9% per annum. Interest is payable quarterly, in arrears, beginning July 1, 2000.

    The secured convertible payment-in-kind debt matures March 31, 2005 and bears interest at 10% per annum. Interest is accreted quarterly with interest on the accreted interest also calculated at the rate of 10% per annum.

    For accounting purposes, the Company classifies its interest in Philips stock and debt securities as available for sale. These investments are carried at fair market value in the Consolidated Balance Sheets. Principal payments of $1.5 million were received in the year ended December 31, 2001. At December 31, 2001, unrealized holding losses of $13.3 million have been recorded in Partners' Equity and the carrying value of the investments was approximately $14.0 million.

8. EQUITY INTEREST IN GB HOLDINGS, INC.

    The Company reflects its pro rata equity interest in GB Holdings, Inc., which is approximately 36%, under this caption in the Consolidated Balance Sheets. 'Equity in the earnings (losses) of GB Holdings, Inc.' of $1.8 million and ($2.1 million) have been recorded in the Consolidated Statements of Earnings in the years ended December 31, 2001 and 2000, respectively (see Note 7).

9. HOTEL AND CASINO OPERATING PROPERTY

    In 1997 and 1998, the Company invested approximately $60.7 million to purchase approximately $98.5 million face value of 14 1/4% First Mortgage Notes, due May 15, 2002, issued by the Stratosphere Corporation ('Stratosphere'), which had approximately $203 million of such notes outstanding. An affiliate of the General Partner owned approximately $83.3 million face value of such Notes. Stratosphere owned and operated the Stratosphere Tower, Casino & Hotel, a destination resort complex located in Las Vegas, Nevada, containing a 97,000 square foot casino and 1,444 hotel rooms and suites and other attractions.

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

    The Company, the General Partner, and the directors and officers of the General Partner pursued gaming applications to obtain licenses from the Nevada Gaming Authority. The Company understood that the application process could take a number of months. The Company had no reason to believe it would not obtain its necessary license; however, the licensing application of the affiliate of the General Partner was reviewed by the authorities earlier than the Company's application. In an effort to facilitate the consummation of the Stratosphere reorganization process, the Company entered into an agreement to transfer its interest (the 'Transfer Agreement') in Stratosphere to an affiliate of the General Partner at a price equal to the Company's cost for such Stratosphere First Mortgage Notes. However, the affiliate of the General Partner would be obligated to sell back to the Company and the Company would be obligated to repurchase such interest in Stratosphere at the same price (together with a commercially reasonable interest factor), when the appropriate licenses are obtained by the Company.

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

    In September 2000, Stratosphere's Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. On February 1, 2001 the Company entered into a merger agreement with Stratosphere under which the Company will acquire the remaining shares of Stratosphere that it does not currently own. The Company currently owns approximately 51% of Stratosphere and Carl C. Icahn owns approximately 38.6%. The Company subject to certain conditions, will pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned by it. Stratosphere stockholders not affiliated with Icahn will receive a cash price of $45.32 per share and Icahn related stockholders will receive a cash price of $44.33 per share.

    This transaction is expected to be completed in the second quarter of 2002. Stratosphere has invested approximately $95 million for the construction of an additional 1,000 hotel rooms and related amenities and to purchase the leasehold interest in the shopping center located on its premises. The improvements were substantially completed in June 2001. The Company has advanced approximately $85 million to Stratosphere as of December 31, 2000. The advances and related interest expense have been eliminated in consolidation.

    In the year ended December 31, 1999 approximately $4.3 million of interest expense, in connection with repurchase obligations, due to an affiliate has been recorded in 'Interest expense' in the Consolidated Statements of Earnings.

    Stratosphere's property and equipment consist of the following as of December 31, 2001 and 2000 (in $000's):

                                                                2001       2000
                                                                ----       ----
Land and improvements, including land held for
  development...............................................  $ 20,824   $ 18,672
Building and improvements...................................   138,981     71,966
Furniture, fixtures and equipment...........................    52,865     27,757
Construction in progress....................................       697     52,520
                                                              --------   --------
                                                               213,367    170,915
Less accumulated depreciation and amortization..............   (29,176)   (18,580)
                                                              --------   --------
                                                              $184,191   $152,335
                                                              --------   --------
                                                              --------   --------

    Included in property and equipment at December 31, 2001 and 2000 are assets recorded under capital leases of $17.2 million.

    Stratosphere's operations for the years ended December 31, 2001, 2000 and 1999 have been included in 'Hotel and casino operating income and expenses' in the consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $11,257,000, $8,582,000 and $8,337,000 of depreciation and amortization for the years ended December 31, 2001, 2000 and 1999, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

10. MORTGAGES AND NOTES RECEIVABLE

                                                                                      BALANCE AT
                                                                                     DECEMBER 31,
          COLLATERALIZED BY                                   BALANCE    MONTHLY      (IN $000'S)
          PROPERTY TENANTED            INTEREST   MATURITY       AT      PAYMENT   -----------------
            BY OR DEBTOR                 RATE       DATE      MATURITY   AMOUNT     2001      2000
-------------------------------------  --------   --------    --------   -------   -------   -------
    931 First Avenue.................  Various    Various       --         --      $23,000   $13,657
    Other............................    --         --          --         --       12,529     6,289
                                                                                   -------   -------
                                                                                   $35,529   $19,946
                                                                                   -------   -------
                                                                                   -------   -------

    On November 30, 2000, the Company entered into a mezzanine loan agreement to fund $23 million in two tranches to an unaffiliated borrower. The funds are to be used for certain initial development costs associated with a 65 unit condominium property located at 931 1st Avenue in New York City. The first tranche of $10 million was funded on November 30, 2000 and provides for interest accruing at a rate of 25% per annum, with principal and interest due at maturity, May 29, 2003. Also, in November 2000, approximately $3.7 million of the second tranche of the loan was funded. The balance of approximately $9.3 million was funded in installments during 2001. The second tranche provides for interest accruing at a rate of 21.5% per annum with principal and interest due at maturity, November 29, 2002. The loans may be prepaid at anytime from the proceeds of unit sales after satisfaction of senior debt of approximately $45 million. The loans are secured by the pledge of membership interests in the entity that owns the real estate.

11. NOTE RECEIVABLE DUE FROM AFFILIATE

    On December 27, 2001, the Company entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which the Company made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of (i) 21,136,044 and 7,689,016 of the Company's depositary units and preferred units, respectively, owned by Mr. Icahn, such units having an aggregate market value on that date of $250 million and (ii) shares of a private company owned by Mr. Icahn, which shares were represented to have an aggregate book value of at least
$250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The loan bears interest at a per annum rate equal to the greater of (i) 3.9% and (ii) 200 basis points over 90 LIBOR to be reset each calendar quarter. The loan must be prepaid in an amount of up to $125 million to the extent that the Company needs such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. In the event of a loan default, the Company would, at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. The terms of this transaction were reviewed and approved by the Audit Committee. Approximately $135,000 of interest income was accrued in the year ended December 31, 2001 and is included in 'Interest income on U.S. Government and Agency Obligations and other investments' in the Consolidated Statements of Earnings.

12. HOTEL AND RESORT OPERATING PROPERTIES

    a. The Company owns a hotel and resort property that is part of a master planned community situated in the town of Mashpee located on Cape Cod in Massachusetts. This property includes two golf courses, other recreational facilities, condominium and time share units and land for future development.

    Total initial costs of approximately $28 million were classified as follows: approximately $17.4 million as 'Hotel and resort properties', $8.9 million as 'Land and construction-in-progress' and $1.7 million as 'Other assets' on the Consolidated Balance Sheet.

    Resort operations have been included in the 'Hotel and resort operating income and expenses' in the Consolidated Statements of Earnings. Net hotel and resort operations ('hotel and resort operating income' less 'hotel and resort operating expenses') resulted in income of approximately $712,000, $907,000, and $3,654,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Hotel and resort operating expenses include all expenses except for approximately $970,000, $931,000, and $704,000 of depreciation and amortization for each of the years ended December 31, 2001, 2000 and 1999, respectively, which is included in its respective captions in the Consolidated Statements of Earnings.

    In the year ended December 31, 2001, the Company made improvements to the golf course and built a new clubhouse that totalled approximately $13.4 million.

    Resort operations are highly seasonal in nature with peak activity occurring from June to September.

    b. The Company owns a hotel located in Miami, Florida which has a carrying value of approximately $5.4 million at December 31, 2001 and 2000 and is unencumbered by any mortgages.

    The Company has a management agreement for the operation of the hotel with a national management organization. Net hotel and resort operations ('hotel and resort operating revenues' less 'hotel and resort operating expenses') totaled approximately $770,000, $614,000, and $800,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Hotel and resort operating expenses include all expenses except for approximately $512,000, $602,000, and $628,000 of depreciation for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are included in their respective caption in the Consolidated Statements of Earnings.

13. SIGNIFICANT PROPERTY TRANSACTIONS

    Information on significant property transactions during the three-year period ended December 31, 2001 is as follows:

        a. In July 1999, the Company sold a property located in Burbank, California to its tenant, Lockheed Missile and Space Company, Inc., for a selling price of $9.8 million. A gain of approximately $3.4 million was recorded in the year ended December 31, 1999.

        b. In July 1999, the Company purchased an office and industrial facility located in Madison, Wisconsin. The property is net leased to Rayovac Corporation. The purchase price was $22,000,000 (see Note 14b. for mortgage details). The lease term, which commenced December 15, 1985, is for twenty-eight years with rent currently at approximately $1,641,000 per year until December 31,

    1999. In 2000, a scheduled cumulative consumer price index ('CPI') rent adjustment occurred with a new rent of approximately $2 million per year. There are several additional CPI adjustments over the initial term of the lease which are based on the increase in the CPI since base year 1987. There is one ten year renewal period with rent based on additional CPI adjustments.

        c. In November 1999, the Company sold a property located in Santa Clara, California, tenanted by Wickes, for a selling price of $5.9 million. As a result, the Company recognized a gain of approximately $5.1 million in the year ended December 31, 1999.

        d. On March 30, 2000, the Company acquired a five-story multi-tenant office building located in Alexandria, VA for approximately $27.5 million cash. The building, which was recently renovated, has approximately 140,000 square feet of rentable space and is 96% occupied. Lease terms range from 5-12 years with lease expirations ranging from December 2004 to March 2011. Annual net operating income is anticipated to be approximately $2.7 million. See Note 14c for mortgage details.

        e. On March 31, 2000, the Company entered into a lease cancellation and termination agreement with the Grand Union Company, a tenant in a Mt. Kisco, N.Y. distribution center owned by the Company. In accordance with the agreement, the Company paid $1.15 million to the tenant to cancel the lease (which had an annual rental of approximately $900,000) to obtain control of the property. The lease cancellation payment has been capitalized in 'Real estate leases accounted for under the operating method' in the Consolidated Balance Sheets.

        At December 31, 2001, the property had a carrying value of approximately $7,934,000. The mortgage balance of approximately $4,137,000 was repaid in August 2000.

14. MORTGAGES PAYABLE

    Mortgages payable, all of which are nonrecourse to the Company, are summarized as follows (in $000's):

                                                                ANNUAL
                                                               PRINCIPAL       BALANCE AT
                                                                  AND         DECEMBER 31,
               RANGE OF                       RANGE OF         INTEREST    -------------------
            INTEREST RATES                   MATURITIES         PAYMENT      2001       2000
            --------------                   ----------         -------    --------   --------
7.080% - 8.750%.......................    1/31/03 - 12/31/18    $17,100    $159,088   $164,635
9.000 - 9.500.........................    5/31/02 - 11/30/09      1,239       7,720     17,414
                                                                -------    --------   --------
                                                                $18,339    $166,808   $182,049
                                                                -------    --------   --------
                                                                -------    --------   --------

    The following is a summary of the anticipated future principal payments of the mortgages:

                       YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
2002......................................................  $  7,419
2003......................................................     7,755
2004......................................................     8,051
2005......................................................     7,610
2006......................................................     6,941
2007 - 2011...............................................    87,371
2012 - 2016...............................................    35,037
2017 - 2018...............................................     6,624
                                                            --------
                                                            $166,808
                                                            --------
                                                            --------

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

    c. On August 22, 2000, the Company executed a mortgage loan and obtained funding in the principal amount of $19.6 million, which is secured by a mortgage on a five story multi-tenant office building located in Alexandria, VA. The loan bears interest at 8.43% per annum and matures September 2012, at which time the remaining principal balance of approximately $14.9 million will be due. Annual debt service is approximately $1,883,000.

15. RIGHTS OFFERINGS

    a. A registration statement relating to the 1995 Rights Offering (the '1995 Offering') was filed with the Securities and Exchange Commission and declared effective February 23, 1995.

    On March 1, 1995, the Company issued to record holders of its Depositary Units one transferable subscription right (a 'Right'), for each seven Depositary Units of the Company held on February 24, 1995, the record date. The Rights entitled the holders thereof (the 'Rights Holders') to acquire during the subscription period at a subscription price of $55, six Depositary Units and one 5% cumulative pay-in-kind redeemable preferred unit representing a limited partner interest ('Preferred Units'). The subscription period commenced on March 1, 1995 and expired at the close of business on March 30, 1995.

    The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a 'Payment Date'). On any Payment Date commencing with the Payment Date on March 31, 2000, the Company with the approval of the Audit Committee of the Board of Directors of the General Partner may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption.

    On April 12, 1995, the Company received approximately $108.7 million, the gross proceeds of the 1995 Offering, from its subscription agent and a capital contribution of approximately $2.2 million from its General Partner. The Company issued 1,975,640 Preferred Units and an additional 11,853,840 Depositary Units. Trading in the Preferred Units commenced March 31, 1995 on the New York Stock Exchange ('NYSE') under the symbol 'ACP PR'. The Depositary Units trade on the NYSE under the symbol 'ACP'.

    b. In September 1997, the Company completed its 1997 Rights Offering (the '1997 Offering') to holders of its Depositary Units. The aggregate amount raised in the 1997 Rights Offering was approximately $267 million, which is expected to be used primarily for additional investment opportunities. The Preferred and Depositary Units issued under the 1997 Rights Offering carry the same rights and designations as those issued in 1995.

    On September 25, 1997 the Company received approximately $267 million, the gross proceeds of the 1997 Offering, from its subscription agent and a capital contribution of approximately $5.4 million from its General Partner. Expenses incurred in connection with the 1997 Offering were approximately $400,000. The Company issued an additional 5,132,911 Preferred Units and 20,531,644 Depositary Units. The Preferred and Depositary Units trade on the New York Stock Exchange under the symbols 'ACP PR' and 'ACP', respectively.

    On March 31, 2001, the Company distributed 423,172 Preferred Units to holders of record as of March 15, 2001. On March 31, 2000, the Company distributed 403,022 Preferred Units to holders of record as of March 15, 2000. As of December 31, 2001 and 2000, 8,886,631 and 8,463,459 Preferred Units, respectively, are issued and outstanding.

    At December 31, 2001, affiliates of the General Partner owned 7,689,016 Preferred Units and 39,706,836 Depositary Units.

16. INCOME TAXES (IN $000'S)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                                 ----         ----
The difference between the book basis and the tax basis of
  the net assets of the Company, not directly subject to
  income taxes is as follows:
    a. Book basis of American Real Estate Partner's net
       assets excluding Stratosphere Corp. .................  $1,103,050   $1,042,945
      Excess of book over tax basis.........................     (18,307)     (44,319)
                                                              ----------   ----------
      Tax basis of net assets...............................  $1,084,743   $  998,626
                                                              ----------   ----------
                                                              ----------   ----------

    b. Stratosphere Corporation --

        Stratosphere recorded a provision for income taxes of $378, $2,772 and $1,048 in the years ended December 31, 2001, 2000 and 1999, respectively, which has been included in 'Hotel and casino operating expenses' in the Consolidated Statements of Earnings.

        The tax effect of significant differences representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31:

                                                          2001           2000
                                                          ----           ----
      Excess of tax over book basis of assets due
        primarily to write-down of assets.............  $ 70,760       $ 74,162
      Other...........................................    10,611          7,702
                                                        --------       --------
      Total temporary differences and carry forwards..    81,371         81,864
      Valuation allowance.............................   (81,371)       (81,864)
                                                        --------       --------
      Total deferred tax assets (liabilities).........  $  --          $  --
                                                        --------       --------
                                                        --------       --------

        Stratosphere recorded a valuation allowance at December 31, 2001 and 2000, relating to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized.

        SFAS 109 requires a 'more likely than not' criterion be applied when evaluating the realizability of a deferred tax asset. Given Stratosphere's history of losses for income tax purposes, the volatility of the industry within which Stratosphere operates, and certain other factors, Stratosphere has established a valuation allowance principally for the deductible temporary differences, including the excess of the tax basis of Stratosphere's assets over the basis of such assets for financial purposes, which may not be realizable in future periods. After application of the valuation allowance, Stratosphere's net deferred tax assets and liabilities are zero. In the event that Stratosphere recognizes, in subsequent years, the tax benefit of any deferred tax asset that existed on the date the reorganization became effective, such tax benefit will be reported as a direct addition to contributed capital.

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN $000'S, EXCEPT PER UNIT DATA)

                                                          THREE MONTHS ENDED
                             -----------------------------------------------------------------------------
                                 MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                             -----------------   -----------------   -----------------   -----------------
                              2001      2000      2001      2000      2001      2000      2001      2000
                              ----      ----      ----      ----      ----      ----      ----      ----
Revenues...................  $66,907   $75,367   $69,182   $82,315   $84,280   $78,604   $76,954   $76,591
                             -------   -------   -------   -------   -------   -------   -------   -------
                             -------   -------   -------   -------   -------   -------   -------   -------
Earnings before property
  and securities
  transactions and minority
  interest.................  $15,178   $14,674   $14,969   $20,296   $17,785   $18,935   $14,750   $15,119
Gains on property
  transactions.............    --          997     1,362     1,109     --          357       375     4,300
Gain on sale of marketable
  equity securities........    1,334     --        --        --        --        --        5,415     3,461
Provision for loss on real
  estate...................    --        --        --         (232)    --         (259)   (3,184)     (860)
Minority interest in net
  earnings of Stratosphere
  Corp.....................     (681)     (973)     (116)     (566)      (14)     (564)      361      (644)
                             -------   -------   -------   -------   -------   -------   -------   -------
Net earnings...............  $15,831   $14,698   $16,215   $20,607   $17,771   $18,469   $17,717   $21,376
                             -------   -------   -------   -------   -------   -------   -------   -------
                             -------   -------   -------   -------   -------   -------   -------   -------
Net earnings per limited
  Partnership unit:
    Basic earnings.........  $   .31   $   .26   $   .32   $   .42   $   .35   $   .37   $   .35   $   .44
                             -------   -------   -------   -------   -------   -------   -------   -------
                             -------   -------   -------   -------   -------   -------   -------   -------
    Diluted earnings.......  $   .28   $   .23   $   .29   $   .36   $   .31   $   .33   $   .31   $   .38
                             -------   -------   -------   -------   -------   -------   -------   -------
                             -------   -------   -------   -------   -------   -------   -------   -------

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

    Non-segment revenue to reconcile to total revenue consists primarily of interest income on treasury bills and other investments. Non-segment assets to reconcile to total assets includes investment in U.S. Government and Agency Obligations, cash and cash equivalents, receivables and other assets.

    The accounting policies of the segments are the same as those described in
Note 2.

    The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations is not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

    The revenues, net earnings, assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the years ended and as of December 31, 2001, 2000, and 1999 (in $000's):

                                                     2001           2000            1999
                                                     ----           ----            ----
Revenues:
    Hotel & casino operating property............  $144,354       $132,762        $123,227
    Land, house and condominium sales............    55,566         76,180          71,224
    Rental real estate...........................    43,822         43,268          43,156
    Hotel & resort operating properties..........    16,418         21,617          21,092
    Other investments............................     7,209          5,740          12,203
                                                   --------       --------        --------
        Subtotal.................................   267,369        279,567         270,902

Reconciling items................................    29,954(1)      33,310(1)       24,102(1)
                                                   --------       --------        --------
        Total revenues...........................  $297,323       $312,877        $295,004
                                                   --------       --------        --------
                                                   --------       --------        --------

---------

(1) Primarily interest income on T-bills and other short-term investments and other income.

                                                              2001         2000         1999
                                                              ----         ----         ----
Net earnings:
Segment earnings:
    Land, house and condominium sales....................  $   12,967   $   17,687   $   17,880
    Hotel & casino operating property....................      15,885       13,765       10,284
    Rental real estate...................................      38,667       39,268       40,233
    Hotel and resort operating properties................       2,254        1,397        3,994
    Other investments....................................       7,209        5,740       12,203
                                                           ----------   ----------   ----------
        Total segment earnings...........................      76,982       77,857       84,594

Interest income..........................................      29,954       33,310       24,102
Interest expense.........................................     (19,140)     (17,820)     (19,010)
General and administrative expenses......................      (7,080)      (7,475)      (7,526)
Depreciation and amortization............................     (18,034)     (15,098)     (14,044)
Bayswater acquisition costs..............................          --       (1,750)          --
                                                           ----------   ----------   ----------
    Earnings before property and securities transactions
      and minority interest..............................      62,682       69,024       68,116
Gain on sales and disposition of real estate.............       1,737        6,763       13,971
Gain on sale of limited partnership interests............          --        3,461           --
Provision for loss on real estate........................      (3,184)      (1,351)      (1,946)
Gain on sale of marketable equity securities.............       6,749           --       28,590
Minority interest in net earnings of Stratosphere
  Corp...................................................        (450)      (2,747)      (1,002)

General partner's share of net income....................      (1,344)      (2,925)     (13,820)
                                                           ----------   ----------   ----------
Net earnings-limited partners' unitholders...............  $   66,190   $   72,225   $   93,909
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

Assets:
    Rental real estate...................................  $  358,597   $  379,396   $  375,268
    Hotel and casino operating property..................     184,191      152,335      111,151
    Land and construction-in-progress....................      69,429       75,952       99,252
    Hotel and resort operating properties................      43,990       32,918       30,678
    Other investments....................................     360,718      113,041       78,352
                                                           ----------   ----------   ----------
                                                            1,016,925      753,642      694,701
    Reconciling items....................................     434,717      669,345      670,160
                                                           ----------   ----------   ----------
        Total............................................  $1,451,642   $1,422,987   $1,364,861
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

Real estate investment capital expenditures:
Acquisitions:
    Rental real estate...................................  $   --       $   27,326   $   23,954
    Land and construction-in-progress....................      --               --           --
    Hotel and casino operating property..................      --           16,666        6,045
    Hotel and resort operating properties................      --               --        3,870
                                                           ----------   ----------   ----------
                                                           $   --       $   43,992   $   33,869
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

Developments:
    Rental real estate...................................  $    1,064   $    2,760   $      177
    Land and construction-in-progress....................       3,804          847        1,504
    Hotel and casino operating property..................      48,909       28,135           --
    Hotel and resort operating properties................      13,753        6,091        3,872
                                                           ----------   ----------   ----------
                                                           $   67,530   $   37,833   $    5,553
                                                           ----------   ----------   ----------
                                                           ----------   ----------   ----------

19. COMMITMENTS AND CONTINGENCIES

    a. In October 2000, Stratosphere Corp. settled the litigation regarding rental of its retail space and acquired the leasehold interest to the shopping center located on its premises for approximately $12.5 million.

    b. On November 18, 1998, Ruth Ellen Miller filed a Class Action Complaint bearing the caption Ruth Ellen Miller, on behalf of herself and all others similarly situated v. American Real Estate Partners, L.P., High Coast Limited Partnership, American Property Investors, Inc., Carl C. Icahn, Alfred Kinglsey, Mark H. Rachesky, William A. Leidesdorf, Jack G. Wasserman and John P. Saldarelli in the Delaware Chancery Court in New Castle County (Civil Action No. 16788NC). On September 21, 2000, Ruth Ellen Miller, Charles and Lydia Hoffman, and Joy Lazarus, claiming as plaintiffs on behalf of themselves and all others similarly situated, filed an amended complaint (the 'Complaint') and a motion for class certification.

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

    The Complaint sought class certification, an unspecified amount in damages, injunctive relief, costs and attorneys' fees.

    On September 6, 2001, pursuant to Defendants' motion the Complaint was dismissed.

    c. In January 2001, Stratosphere Gaming Corp. ('Stratosphere Gaming'), a wholly-owned subsidiary of Stratosphere, was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ('ADA'), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new tower until the property fully complies with the ADA. Stratosphere Gaming removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL).


    The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere Gaming's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere Gaming and the plaintiffs then filed Motions for Summary Judgement. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere had already commenced these renovations prior to the Court Order and expects to meet the Court deadline. Stratosphere believes the costs of these renovations will be approximately $450,000.


    Stratosphere's management intends to vigorously defend itself against the above action which is in the early stages of the litigation process. However, the Company does not believe that they will have a material effect on the consolidated results of operations or financial position of the Company.

    In May, 2001, Stratosphere was named in an action brought by Harrah's Entertainment, Inc. alleging infringement of a purported patent covering a business method allegedly developed by Harrah's. The use of an allegedly similar business method by Stratosphere in its advertising and promotions is said by plaintiff to infringe upon its patent rights. In January 2002, the parties entered into a sealed Consent Judgement resolving the dispute which was the subject matter of this action.

    d. In April 2001, WR Grace, the tenant of an office building owned by the Company, filed a voluntary petition for Chapter 11 Bankruptcy protection. The tenant rejected the lease effective

December 15, 2001. The annual rent for the property was approximately $988,000. At December 31, 2001, the carrying value of this property was $5,113,000.

    e. In January 2002, Kmart Corp., a tenant leasing seven properties owned by the Company which represent approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases have been rejected representing approximately $713,000 in annual rents. The rejected properties have been classified as available for sale and the Company has recorded a provision for loss of approximately $1.9 million on such properties for the year ended December 31, 2001. The Company has not been notified regarding the three remaining leases representing approximately $661,000 in annual rents. At December 31, 2001, the carrying value of the seven properties was $6,863,000.

    In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the Company's consolidated financial statements taken as a whole.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS, RECEIVABLES, NOTE RECEIVABLE DUE FROM AFFILIATE, MORTGAGES PAYABLE AND ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

    The carrying amount of cash and cash equivalents, receivables, note receivable due from affiliate, mortgages payable and accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value.

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

    The approximate estimated fair values of the mortgages and notes receivable held as of December 31, 2001 and 2000 are summarized as follows (in $000's):

                                   AT DECEMBER 31, 2001      AT DECEMBER 31, 2000
                                  -----------------------   -----------------------
                                     NET       ESTIMATED       NET       ESTIMATED
                                  INVESTMENT   FAIR VALUE   INVESTMENT   FAIR VALUE
                                  ----------   ----------   ----------   ----------
Total...........................   $30,862      $33,286      $15,279      $17,757

    The net investment at December 31, 2001 and 2000 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

21. EMPLOYEE BENEFIT PLANS

    a. Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of approximately $4,900,000, $4,600,000 and $4,300,000 for the years ended
December 31, 2001, 2000 and 1999, respectively. Sufficient information is not available from the plans' sponsors to permit the Company to determine its share of unfunded vested benefits, if any.

    b. The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plans. The Company currently matches, within prescribed limits, up to 6% of eligible employees' compensation at rates ranging from 33 1/3% to 50%. The Company recorded charges for matching contributions of approximately $231,000, $159,000 and $147,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

22. REPURCHASE OF DEPOSITARY UNITS

    The Company has previously been authorized to repurchase up to 1,250,000 Depositary Units. As of December 31, 2001, the Company has purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000.

23. SUBSEQUENT EVENTS

    Pursuant to the terms of the Preferred Units, on February 22, 2002, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable April 1, 2002 to holders of record as of March 15, 2002.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF AREP.

    The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

                    NAME                       AGE                    OFFICE
                    ----                       ---                    ------
Carl C. Icahn................................  66    Chairman of the Board
William A. Leidesdorf........................  56    Director
James L. Nelson..............................  52    Director
Jack G. Wasserman............................  65    Director
Albo J. Antenucci, Jr........................  45    Executive Vice President and Chief
                                                     Operating Officer
Martin L. Hirsch.............................  47    Executive Vice President and Director of
                                                     Acquisitions and Development
John P. Saldarelli...........................  60    Vice President, Chief Financial Officer,
                                                     Secretary and Treasurer

    Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He is also President and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a Delaware corporation ('SHC') and Chairman of the Board and a Director of various of SHC's subsidiaries, including ACF Industries, Inc., a New Jersey corporation ('ACF'). SHC is primarily engaged in the business of holding, either directly or through subsidiaries, a majority of the common stock of ACF and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. ACF and Icahn & Co., Inc. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents, since 1993. Since August 1998 he has also served as Chairman of the Board of Lowestfare.com, LLC, an internet travel reservations company. Since October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Since
September 29, 2000, Mr. Icahn has also served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations that invest in publicly traded securities.

    William A. Leidesdorf has served as Director of the General Partner since March 26, 1991. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997,
Mr. Leidesdorf acted as an independent real estate investment banker. From January 1, 1994 through April 1995, Mr. Leidesdorf was Managing Director of RFG Financial, Inc., a commercial mortgage company. From September 30, 1991 to December 31, 1993, Mr. Leidesdorf was Senior Vice President of Palmieri Asset Management Group. From May 1, 1990 to September 30, 1991, Mr. Leidesdorf was Senior Vice President of Lowe Associates, Inc., a real estate development company, where he was involved in the acquisition of real estate and the asset management workout and disposition of business areas. He also acted as the Northeast Regional Director for Lowe Associates, Inc. From June 1985 to
January 30, 1990, Mr. Leidesdorf was Senior Vice President and stockholder of Eastdil Realty, Inc., a real estate company, where he was involved in the asset management workout, disposition of business and financing areas. During the interim period from January 30, 1990 through May 1, 1990, Mr. Leidesdorf was an independent contractor for Eastdil Realty, Inc. on real estate matters.

    On June 12, 2001, James L. Nelson, was elected to the Board of Directors of the General Partner. Since March 1998, Mr. Nelson has been Chairman and Chief Executive Officer of Orbit Aviation, Inc., a

                                     III-1
company engaged in the acquisition and completion of Boeing 737 Business Jets for private and corporate clients. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From August 1995 until July 1999 he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc. and until March 2001 he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. From January 1994 until August 1995 Mr. Nelson and Eaglescliff Corporation were affiliated with Rosecliff Inc., a leveraged buyout firm. From January 1992 until August 1994 Mr. Nelson was President of AVIC, Inc., a company involved in financing and building telecom systems in China and creating network connectivity devices.

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

    John P. Saldarelli has served as Vice President, Secretary and Treasurer of the General Partner since March 18, 1991. Mr. Saldarelli was also President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993 and Vice President of Bayswater Realty & Capital Corp. from September 1979 until
April 15, 1993. In October 1998, Mr. Saldarelli was appointed to the Board of Directors of Stratosphere. In June 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. In February 2001, Mr. Saldarelli was elected to the Board of Directors of GB Holdings, Inc.

    James L. Nelson, William A. Leidesdorf and Jack G. Wasserman are on the Audit Committee of the Board of Directors of the General Partner. AREP believes that the Audit Committee members are 'independent' as defined in the applicable listing standards of the New York Stock Exchange.

    Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Directors who are also Audit Committee members receive quarterly fees of $6,250. Mr. Leidesdorf and Mr. Wasserman each received $25,000 of such fees in 2001. Mr. Nelson received $12,500 in 2001.

    Each of the executive officers of the General Partner may perform services for other affiliates of the General Partner.

    There are no family relationships between or among any of the directors and/or executive officers of the General Partner.

                                     III-2

    If distributions (which are payable in kind) are not made to the holders of Preferred Units on any two Payment Dates (which need not be consecutive), the holders of more than 50% of all outstanding Preferred Units, including the General Partner and its affiliates, voting as a class, will be entitled to appoint two nominees for the Board of Directors of the General Partner. Holders of Preferred Units owning at least 10% of all outstanding Preferred Units, including the General Partner and its affiliates to the extent that they are holders of Preferred Units, may call a meeting of the holders of Preferred Units to elect such nominees. Once elected, the nominees will be appointed to the Board of Directors of the General Partner by Icahn. As directors, the nominees will, in addition to their other duties as directors, be specifically charged with reviewing all future distributions to the holders of the Preferred Units. Such additional directors shall serve until the full distributions accumulated on all outstanding Preferred Units have been declared and paid or set apart for payment. If and when all accumulated distributions on the Preferred Units have been declared and paid or set aside for payment in full, the holders of Preferred Units shall be divested of the special voting rights provided by the failure to pay such distributions, subject to revesting in the event of each and every subsequent default. Upon termination of such special voting rights attributable to all holders of Preferred Units with respect to payment of distributions, the term of office of each director nominated by the holders of Preferred Units (the 'Preferred Unit Directors') pursuant to such special voting rights shall terminate and the number of directors constituting the entire Board of Directors shall be reduced by the number of Preferred Unit Directors. The holders of the Preferred Units have no other rights to participate in the management of AREP and are not entitled to vote on any matters submitted to a vote of the holders of Depositary Units.

FILING OF REPORTS

    To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by 'SS'16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.(1)

    The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 2001, 2000 and 1999.(2)

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL
                                                                COMPENSATION
                                                              -----------------
                            (A)                               (B)       (C)
                NAME AND PRINCIPAL POSITION                   YEAR   SALARY ($)
                ---------------------------                   ----   ----------
Albo J. Antenucci, Jr.(3) ..................................  2001    323,750
  Executive Vice President and Chief Operating Officer        2000    274,808
John P. Saldarelli(3) ......................................  2001    182,000
  Vice President, Chief Financial Officer, Secretary and      2000    170,000
  Treasurer                                                   1999    164,092
Martin L. Hirsch(3) ........................................  2001    255,000
  Executive Vice President and Director of Acquisitions and   2000    290,000
  Development                                                 1999    237,692

---------

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

(2) Carl C. Icahn, the Chief Executive Officer, received no compensation as such for the periods indicated. In addition, other than Albo J. Antenucci, Jr., Martin L. Hirsch and John P. Saldarelli, no
                                              (footnotes continued on next page)

                                     III-3

(footnotes continued from previous page) other executive officer received compensation in excess of $100,000 from AREP for the applicable period.

(3) On March 18, 1991, Mr. Saldarelli was elected Vice President, Secretary and Treasurer of the General Partner, and in June 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. On March 23, 2000, Martin
    L. Hirsch was elected Executive Vice President and Director of Acquisitions and Development of the General Partner and Albo J. Antenucci, Jr. was elected Executive Vice President and Chief Operating Officer of the General Partner. Messrs. Saldarelli and Hirsch devote substantially all of their time to the performance of services for AREP and its investments and the General Partner. Mr. Antenucci devotes a substantial portion of his time to the performance of services for AREP and Bayswater and received a portion of his compensation in 2000 from Stratosphere. The other executive officer and directors of the General Partner devote only a portion of their time to performance of service for AREP. In February 1993, AREP adopted a 401K plan pursuant to which AREP will make a matching contribution to an employee's individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of March 1, 2002, affiliates of Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 39,706,836 Depositary Units, or approximately 86.1% of the outstanding Depositary Units, and 7,689,016 Preferred Units, or approximately 86.5% of the outstanding Preferred Units.

    The affirmative vote of Unitholders holding more than 75% of the total number of all Depositary Units then outstanding, including Depositary Units held by the General Partner and its affiliates, is required to remove the General Partner. Thus, since Icahn, through affiliates, holds approximately 86.1% of the Depositary Units outstanding, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including affiliates of Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, as affiliates of Icahn hold in excess of 50% of the Depositary Units outstanding, Icahn, through affiliates, will have effective control over such approval rights.

    The following table provides information, as of March 1, 2002, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.

                                                    BENEFICIAL                   BENEFICIAL
                                                   OWNERSHIP OF     PERCENT     OWNERSHIP OF     PERCENT
           NAME OF BENEFICIAL OWNER              DEPOSITARY UNITS   OF CLASS   PREFERRED UNITS   OF CLASS
           ------------------------              ----------------   --------   ---------------   --------
Carl C. Icahn(1)...............................     39,706,836        86.1%       7,689,016        86.5%
All directors and executive officers as a group
  (7 persons)..................................     39,706,836        86.1%       7,689,016        86.5%

---------

(1) Carl C. Icahn, through affiliates, is the beneficial owner of the 39,706,836 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 5,899 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the
                                               (footnote continued on next page)

                                     III-4

(footnote continued from previous page)
    General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary. Furthermore, pursuant to a registration rights agreement entered into by affiliates of Icahn in connection with the 1997 Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by affiliates of Icahn.

                              -------------------

    As described above, affiliates of Icahn hold 86.1% of the Depositary Units and 86.5% of the outstanding Preferred Units. Entities directly or indirectly owned by Icahn that are members of a controlled group for purposes of the Employee Retirement Income Security Act of 1974, as amended ('ERISA') and
Section 414 of the Internal Revenue Code of 1986, as amended (the 'Code'), which in general terms includes entities in which there is at least 80% common ownership, may have joint and several responsibility for various benefits-related liabilities arising under ERISA and the Code. As a result of the more than 80% ownership interest in AREP of Icahn and his affiliates, AREP will be deemed to be included in the same controlled group that includes ACF and Pichin Corp. ('Pichin'), an affiliate of ACF (the 'Controlled Group').

    ERISA and the Code require, among other things, that a contributing sponsor of a defined benefit pension plan make certain minimum funding contributions to fund the benefits that participants accrue under the pension plan and make the sponsor liable for any unfunded benefit liabilities that may exist at termination. As a member of the Controlled Group, AREP would be jointly and severally liable with the other members of the Controlled Group for such potential pension plan minimum funding and termination liabilities. In addition, upon the failure to make minimum funding contributions in excess of $1 million when due or pay termination liabilities after demand by the Pension Benefit Guaranty Corporation (the 'PBGC'), liens in favor of the relevant pension plans or the PBGC, respectively, would attach to the assets of all members of the sponsor's controlled group.

    ACF and other members of the Controlled Group sponsor several pension plans (the 'ACF Pension Plans') which (not including the 'TWA Plans,' as defined below) are underfunded in the aggregate by approximately $26 million on an ongoing actuarial basis and by approximately $91 million on a termination basis, in each case as most recently determined by the plans' actuaries. The liability upon plan termination could be more or less than this amount depending on future changes in promised benefits, investment returns, the assumptions used to calculate the liability and the outcome of any litigation relating to the amount of liability. As a member of the Controlled Group, AREP is jointly and severally liable for any failure of ACF or any other member of the Controlled Group to make minimum funding contributions or pay termination liabilities with respect to the ACF Pension Plans.

    Pursuant to a settlement (the 'Settlement') entered into in 1993 by the PBGC and Trans World Airlines, Inc. ('TWA'), among others, in connection with the Chapter 11 bankruptcy case of TWA, as amended and revised to date, Pichin became the sponsor directly liable for minimum funding obligations of the pension plans for TWA employees (the 'TWA Plans'), which TWA Plans had theretofore been frozen. As a member of the Controlled Group (which includes Pichin), AREP would be jointly and severally liable, together with all the other entities in the Controlled Group, for minimum funding obligations applicable with respect to the TWA Plans. Effective as of January 1, 2001, pursuant to the Settlement, the PBGC, at Pichin's request, terminated the TWA Plans. Upon termination of the TWA Plans, the Settlement provides that termination payments are limited to $30 million per year for eight years commencing eighteen months after the termination and the PBGC's recourse for those termination payments is limited to collateral pledged to secure those payments.

    The current underfunded status of the ACF Pension Plans requires ACF and Pichin to notify the PBGC of certain corporate transactions that are deemed to be 'reportable events' under ERISA. Such reportable events include, among other things, any transaction which would result in a Controlled Group member's leaving the Controlled Group, and certain extraordinary dividends and stock redemptions. Thus, any transaction in which AREP would cease to be a member of the Controlled Group and certain extraordinary distributions and redemptions with respect to the Units would be among those that would have to be reported to the PBGC.

                                     III-5

    Starfire Holding Corporation, a Delaware corporation ('Starfire'), which is directly 100% owned by Icahn, has undertaken to indemnify AREP from losses resulting from any imposition of termination or minimum funding liabilities on AREP or its assets. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on AREP, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

    On December 27, 2001, AREP entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which AREP made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of
(i) $250 million aggregate market value of AREP's units owned by Mr. Icahn (approximately 21.1 million depositary units and 7.7 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares were represented to have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own AREP units. The loan bears interest at a per annum rate equal to the greater of (i) 3.9% and (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. Accrued interest income of approximately $135,000 has been recorded on this loan at December 31, 2001. The loan must be prepaid in an amount of up to $125 million to the extent that AREP requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. The terms of this transaction were reviewed and approved by the Audit Committee. See Item 1 -- 'Recent Acquisitions/Investments' for a discussion of this investment.

    In March 2000, AREP acquired approximately an additional 2% interest in the Stratosphere Tower, Casino and Hotel ('Stratosphere') from affiliates of
Mr. Icahn for approximately $2 million, giving it an aggregate interest in Stratosphere of approximately 51%. In February 2002 AREP entered into a merger agreement with Stratosphere whereby AREP would purchase all of the remaining interests in Stratosphere that it does not currently own from affiliates of Icahn and public shareholders for approximately $44.3 million. In addition, AREP has provided, approximately $85 million in secured financing to Stratosphere. The terms of each of the Stratosphere purchases and the Stratosphere financing were reviewed and approved by the Audit Committee. See Item 1. 'Recent Acquisitions/Investments' for a discussion of AREP's investments in Stratosphere.

    In accordance with a prior agreement, in March, 2000, AREP transferred its interests in the Sands Hotel and Casino and the Claridge Hotel and Casino to an affiliate of the General Partner and received approximately $40.5 million therefore, however, as noted above, the transfer is subject to AREP's right and obligation to repurchase such interests in the event that it obtains the proper gaming license in New Jersey. At December 31, 2001, this obligation is approximately $68.8 million representing the initial receipt ($40.5 million), net advances ($18.5 million) and accrued interest ($9.8 million). This transaction was reviewed and approved by the Audit Committee. See Item
1 -- 'Recent Acquisitions/Investments' for a discussion of AREP's investments in the Sands Hotel and Casino and its previous investment in the Claridge Hotel and Casino.

    Icahn, in his capacity as majority Unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other Unitholders. In addition, Icahn has confirmed to AREP that neither he nor any of his affiliates will receive any fees from AREP in consideration for services rendered in connection with non-real estate related investments by AREP such as advice to purchase and sell RJR shares which generated approximately $29 million of profits for AREP in each of 1997 and 1999. AREP may determine to make investments in which Icahn or his affiliates have independent investments in such assets; in addition, AREP may enter into other transactions with the General Partner and its affiliates, including, without limitation, buying and selling assets from or to the General Partner or its affiliates and participating in joint venture investments in assets with the General Partner or its affiliates, whether real estate or non-real estate related, provided the terms of all such transactions are fair and reasonable to AREP. Furthermore, it should be noted that the Partnership Agreement provides that the General Partner and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature

                                     III-6
whatsoever, and may compete directly or indirectly with the business of AREP. Icahn and his affiliates currently invest in and perform investment management services with respect to assets that may be similar to those AREP may invest in and intend to continue to do so; pursuant to the Partnership Agreement, however, AREP shall not have any right to participate therein or receive or share in any income or profits derived therefrom.

    For the years ended December 31, 2001 and 2000, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 2000 and 2001 the General Partner was allocated approximately $1,475,000 and approximately $1,344,000 respectively, of the net earnings of AREP as a result of its 1.99% general partner interest in AREP.

    On March 31, 2001, Icahn received 366,143 Preferred Units as part of AREP's scheduled annual preferred unit distribution and is expected to receive an additional 384,450 Preferred Units in March 2002 as part of such scheduled annual preferred unit distribution.

    In 1997 AREP entered into a license agreement for a portion of office space from an affiliate of the General Partner. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, AREP has the non-exclusive use of approximately 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,436.20 per month, together with 16.79% of certain 'additional rent.' In November, 2000, AREP reduced its office size to approximately 2,275 square feet, which decreased its monthly rental to $11,185 plus 10.77% of certain 'additional rent.' In 2001, AREP paid an affiliate of the General Partner $147,120 of rent in connection with this licensing agreement. The terms of such license agreement were reviewed and approved by the Audit Committee.

    For the year ended December 31, 2001, Stratosphere billed affiliates of the General Partner approximately $1,343,000 for administrative services performed by Stratosphere personnel.

    Also in 2001, Stratosphere received hotel revenue of approximately $600,000 in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

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

     Property Management and Asset Management Services. To the extent that AREP acquires any properties requiring active management (e.g., operating properties that are not net-leased) or asset management services, including on site services, it may enter into management or other arrangements with the General Partner or its affiliates. Generally, it is contemplated that under property management arrangements, the entity managing the property would receive a property management fee (generally 3% to 6% of gross rentals for direct management, depending upon the location) and under asset management arrangements, the entity managing the asset would

                                     III-7
     receive an asset management fee (generally .5% to 1% of the appraised value of the asset for asset management services, depending upon the location) in payment for its services and reimbursement for costs incurred.

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

    In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefor. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee. In 2001, there were no such amounts. Finally, an affiliate of the General Partner provided certain administrative services to AREP in the amount of approximately $73,300 in 2001.

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

    Pursuant to the Rules of the New York Stock Exchange ('NYSE'), on June 14, 2001, AREP approved and adopted its Audit Committee Charter. On June 12, 2001, AREP appointed James L. Nelson as the independent director to the Board of Directors of the General Partner who, along with Messrs. Leidesdorf and Wasserman, comprise the Audit Committee.

    The Audit Committee, has confirmed that: (i) the Audit Committee reviewed and discussed AREP's 2001 audited financial statements with management,
(ii) the Audit Committee has discussed with AREP's independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 'SS'380), (iii) the Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and (iv) based on the review and discussions referred to in clauses (i), (ii) and (iii) above, the Audit Committee recommended to the Board of Directors that AREP's 2001 audited financial statements be included in this Annual Report on Form 10-K.

                                     III-8

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

    The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                                 PAGE
                                                                NUMBER
                                                                ------
Independent Auditors' Reports...............................  II-11-11a
Consolidated Balance Sheets -- December 31, 2001 and 2000...    II-12
Consolidated Statements of Earnings -- Years ended
  December 31, 2001, 2000, and 1999.........................    II-13
Consolidated Statements of Changes in Partners' Equity and
  Comprehensive Income -- Years ended December 31, 2001,
  2000, and 1999............................................    II-14
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2001, 2000 and 1999..........................    II-15
Notes to Consolidated Financial Statements..................  II-16 - 34

(a)(2) Financial Statement Schedules:

       Schedule III--Real Estate Owned and Revenues Earned (by tenant or
       guarantor, as applicable) ...........................    IV-15

    All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto.

(a)(3) Exhibits:

    1.3 -- Certificate of Limited Partnership of AREP, dated February 17, 1987 (filed as Exhibit
           No. 3.1 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

    3.2 -- Amended and Restated Agreement of Limited Partnership of AREP, dated as of May 12,
           1987 (filed as Exhibit No. 3.2 to AREP's Annual Report on Form 10-K for the year ended
           December 31, 1987 and incorporated herein by reference).
    3.3 -- Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREP
           (filed as Exhibit 3.3 to AREP's Annual Report on Form 10-K for the year ended
           December 31, 1994 and incorporated herein by reference).
    3.4 -- Certificate of Limited Partnership of American Real Estate Holdings Limited
           Partnership (the 'Subsidiary'), dated February 17, 1987, and amendment thereto, dated
           March 12, 1987 (filed as Exhibit No. 3.3 to AREP's Annual Report on Form 10-K for the
           year ended December 31, 1987 and incorporated herein by reference).
    3.5 -- Amended and Restated Agreement of Limited Partnership of the Subsidiary, dated as of
           July 1, 1987 (filed as Exhibit No. 3.4 to AREP's Annual Report on Form 10-K for the
           year ended December 31, 1987 and incorporated herein by reference).
    4.1 -- Depositary Agreement among AREP, the General Partner and Registrar and Transfer
           Company, dated as of July 1, 1987 (filed as Exhibit No. 4.1 to AREP's Annual Report on
           Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
    4.2 -- Amendment No. 1 to the Depositary Agreement (filed as Exhibit 4.2 to AREP's Annual
           Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
    4.3 -- Specimen Depositary Receipt (filed as Exhibit No. 4.2 to AREP's Annual Report on
           Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
    4.4 -- Form of Transfer Application (filed as Exhibit No. 4.3 to AREP's Annual Report on
           Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

      4.5 -- Specimen Certificate representing Preferred Units (filed as Exhibit No. 4.9 to AREP's Registration Statement on
             Form S-3 (Registration No. 33-54767) and incorporated
             herein by reference).
     10.1 -- Nonqualified Unit Option Plan (filed as Exhibit No. 10.1 to AREP's Annual Report on Form 10-K for the year ended
             December 31, 1987 and incorporated herein by reference).
     10.2 -- Distribution Reinvestment Plan (filed as Exhibit
             No. 10.3 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by
             reference).
    10.10 -- Subscription Guaranty Agreement between AREP and High
             Coast Limited Partnership (the 'Guarantor') (filed as
             Exhibit 4.10 to AREP's Registration Statement on Form S-3
             (Registration No. 33-54767) and incorporated herein by
             reference).
    10.11 -- Registration Rights Agreement between AREP and the
             Guarantor (filed as Exhibit 4.11 to AREP's Registration
             Statement on Form S-3 (Registration No. 33-54767) and
             incorporated herein by reference).
    10.12 -- Amended and Restated Agency Agreement (filed as Exhibit
             10.12 to AREP's Annual Report on Form 10-K for the year
             ended December 31, 1994 and incorporated herein by
             reference).
    10.13 -- Subscription Agent Agreement (filed as Exhibit 10.13 to
             AREP's Annual Report on Form 10-K for the year ended
             December 31, 1994 and incorporated herein by reference).
    10.14 -- Subscription Guaranty Agreement between AREP and the
             Guarantor (filed as Exhibit 4.10 to Amendment No. 1 to
             AREP's Registration Statement on Form S-3 (Registration
             No. 333-31561) and incorporated herein by reference).
    10.15 -- Registration Rights Agreement between AREP and the
             Guarantor (filed as Exhibit 4.11 to Amendment No. 1 to
             AREP's Registration Statement on Form S-3 (Registration
             No. 333-31561) and incorporated herein by reference).
    10.16 -- Subscription Agent Agreement filed as Exhibit 99.1 to
             AREP's Registration Statement on Form S-3 (Registration
             No. 333-31561) and incorporated herein by reference).
    10.17 -- Note dated December 27, 2001 from Carl Icahn to American
             Real Estate Holdings, L.P. in the amount of $250 million
             (attached hereto).
    10.18 -- Pledge Agreement dated December 27, 2001 between American
             Real Estate Holdings, L.P. and Carl Icahn (attached
             hereto).
    10.19 -- Accommodation Pledge Agreement dated December 27, 2001, between American Real Estate Holdings, L.P. and various
             pledgors (attached hereto).
     16   -- Letter dated September 27, 1991 of Deloitte & Touche
             regarding change in accountants (filed as Exhibit No. A to
             AREP's Current Report on Form 8-K dated October 3, 1991
             and incorporated herein by reference).
     22   -- List of Subsidiaries (filed as Exhibit No. 22 to AREP's
             Annual Report on Form 10-K for the year ended
             December 31, 1987 and incorporated herein by reference).
     99.1 -- Audit Committee Charter filed with the NYSE on June 14,
             2000.

(b) Reports on Form 8-K:

        (1) A Form 8-K was filed on December 28, 2001 regarding a $250 million secured loan to Carl C. Icahn.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2002.

                                          AMERICAN REAL ESTATE PARTNERS, L.P.

                                          By: AMERICAN PROPERTY INVESTORS, INC.
                                              General Partner


                                          By:          /S/ CARL C. ICAHN
                                              ..................................
                                                        CARL C. ICAHN
                                                    CHAIRMAN OF THE BOARD

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AREP and in the capacities and on the dates indicated.






          SIGNATURE                                 TITLE                                DATE
          ---------                                 -----                                ----

                                                                                    March 29, 2002
            /S/ CARL C. ICAHN               Chairman of the Board (Principal
...........................................    Executive Officer)
             (CARL C. ICAHN)

        /S/ WILLIAM A. LEIDESDORF           Director                                March 29, 2002
 .........................................
         (WILLIAM A. LEIDESDORF)

           /S/ JAMES L. NELSON              Director                                March 29, 2002
 .........................................
            (JAMES L. NELSON)

          /S/ JACK G. WASSERMAN             Director                                March 29, 2002
 .........................................
           (JACK G. WASSERMAN)

          /S/ JOHN P. SALDARELLI            Treasurer (Principal Financial          March 29, 2002
 .........................................    Officer and Principal Accounting
           (JOHN P. SALDARELLI)               Officer)


                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10K SIGNATURE PAGE

                                 SCHEDULE III

                       AMERICAN REAL ESTATE PARTNERS, LP
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 1
                     REAL ESTATE OWNED AND REVENUES EARNED

                                NO. OF      AMOUNT OF
                       STATE   LOCATIONS   ENCUMBRANCES
                       -----   ---------   ------------
COMMERCIAL PROPERTY LAND AND BUILDING:
Acme Markets, Inc.
and FPBT of Penn.       PA         1
Alabama Power Company   AL         5
Amer Stores, Eckerd &
Marburn                 NJ         1
Atrium                  VA         1       $19,275,886
Best Products Co.,
Inc.                    VA         1
Caldor, Inc.            MA         1
Chesebrough-Pond's
Inc.                    CN         1
Chomerics, Inc.         MA         1
Collins Foods Inter-
national, Inc.          OR         3
Collins Foods Inter-
national, Inc.          CA         1
Dillon Companies,
Inc.                    MO         1
Duke Power Co.          NC         1
European American
Bank and Trust Co.      NY         1
Farwell Bldg.           MN         1
Federated Department
Stores, Inc.            CA         1
First National Su-
permarkets, Inc.        CT         1         5,824,581
First Union National
Bank                    NC         1
Fisher Scientific
Company                 IL         1
Forte Hotels Interna-
tional, Inc.            NJ         1
Fox Grocery Company     WV         1
Gino's, Inc.            MO         1
Gino's, Inc.            OH         1
Golf Road               IL         1         6,869,831
Grand Union Co.         MD         1
Grand Union Co.         NY         1
Grand Union Co.         VA         1
Whalen                  NY         1
Gunite                  IN         1
G.D. Searle & Co.       IL         1
G.D. Searle & Co.       MN         1
G.D. Searle & Co.       IL         1
G.D. Searle & Co.       TN         1
Integra A Hotel and
Restaurant Co.          AL         2
Integra A Hotel and
Restaurant Co.          IL         1
Integra A Hotel and
Restaurant Co.          IN         1
Integra A Hotel and
Restaurant Co.          OH         1

                                     PART 1 -- REAL ESTATE OWNED AT DECEMBER 31, 2001 -- ACCOUNTED FOR UNDER THE:
                       --------------------------------------------------------------------------------------------------------
                                                   OPERATING METHOD                                     FINANCING METHOD
                       -------------------------------------------------------------------------   ----------------------------
                                                                                      RENT DUE                       MINIMUM
                                                                                     AND ACCRUED                 LEASE PAYMENTS
                                                         AMOUNT                      OR RECEIVED                     DUE AND
                                                        CARRIED AT                   IN ADVANCE                     ACCRUED AT
                        INITIAL COST    COST OF IM-      CLOSE OF     RESERVE FOR     AT END OF         NET           END OF
                         TO COMPANY      PROVEMENTS       PERIOD       DEPRECIATION     PERIOD       INVESTMENT       PERIOD
                       --------------   ------------   ------------   ------------   -----------   ------------   -------------

COMMERCIAL PROPERTY LAND AND BUILDING:
Acme Markets, Inc.
and FPBT of Penn.       $ 2,004,393                    $  2,004,393    $1,539,446     $  0
Alabama Power Company                                                                              $  5,910,867
Amer Stores, Eckerd &
Marburn                   2,045,641                       2,045,641     1,596,687
Atrium                   27,573,079       $152,842       27,725,921     1,060,099
Best Products Co.,
Inc.                      3,303,553                       3,303,553
Caldor, Inc.
Chesebrough-Pond's
Inc.                      1,549,805                       1,549,805     1,173,088
Chomerics, Inc.                                                                                       5,112,503    $  174,371
Collins Foods Inter-
national, Inc.              250,812                         250,812         8,176
Collins Foods Inter-
national, Inc.              134,253                         134,253         4,644
Dillon Companies,
Inc.                        546,681                         546,681       361,222
Duke Power Co.            3,464,225                       3,464,225       114,705
European American
Bank and Trust Co.        1,355,210                       1,355,210     1,284,888
Farwell Bldg.             5,081,105                       5,081,105     2,092,609
Federated Department
Stores, Inc.
First National Su-
permarkets, Inc.                                                                                     21,347,372
First Union National
Bank





Fisher Scientific
Company                     597,806                         597,806       232,149
Forte Hotels Interna-
tional, Inc.                                                                                          5,770,976
Fox Grocery Company                                                                                   2,572,570
Gino's, Inc.
Gino's, Inc.                314,012                         314,012        11,207
Golf Road                 9,288,263                       9,288,263       948,428
Grand Union Co.
Grand Union Co.             874,765                         874,765        41,636
Grand Union Co.             266,468                         266,468       193,314
Whalen                    7,934,020                       7,934,020
Gunite                    1,134,565                       1,134,565     1,065,034
G.D. Searle & Co.
G.D. Searle & Co.           339,358                         339,358       164,814
G.D. Searle & Co.           323,559                         323,559       241,548
G.D. Searle & Co.
Integra A Hotel and
Restaurant Co.              245,625                         245,625                                     818,115
Integra A Hotel and
Restaurant Co.              198,392                         198,392                                     182,694
Integra A Hotel and
Restaurant Co.              231,513                         231,513                                     346,301
Integra A Hotel and
Restaurant Co.                                                                                          249,139

                            PART 2 -- REVENUES EARNED FOR THE
                              YEAR ENDED DECEMBER 31, 2001
                       ------------------------------------------
                                       EXPENDED
                          TOTAL          FOR
                         REVENUE       INTEREST,
                        APPLICABLE      TAXES,        NET INCOME
                            TO        REPAIRS AND     APPLICABLE
                          PERIOD        EXPENSES       TO PERIOD
                       ------------   -------------   -----------

COMMERCIAL PROPERTY LAND AND BUILDING:
Acme Markets, Inc.
and FPBT of Penn.      $   255,510     $   145,286    $   110,224
Alabama Power Company      653,186             896        652,290
Amer Stores, Eckerd &
Marburn                    558,873          40,292        518,581
Atrium                   3,903,214       3,134,227        768,987
Best Products Co.,
Inc.                                       175,956       (175,956)
Caldor, Inc.                                  (101)           101
Chesebrough-Pond's
Inc.                       141,236           9,134        132,102
Chomerics, Inc.            665,398          37,741        627,657
Collins Foods Inter-
national, Inc.              32,489           4,713         27,776
Collins Foods Inter-
national, Inc.              17,646           2,717         14,929
Dillon Companies,
Inc.                        41,555          12,756         28,799
Duke Power Co.             686,781         143,778        543,003
European American
Bank and Trust Co.         175,000                        175,000
Farwell Bldg.            1,117,476         290,301        827,175
Federated Department
Stores, Inc.                                   433           (433)
First National Su-
permarkets, Inc.         1,990,390       1,038,525        951,865
First Union National
Bank                             0          71,060        (71,060)
Fisher Scientific
Company                    163,000          22,527        140,473
Forte Hotels Interna-
tional, Inc.               530,582              51        530,531
Fox Grocery Company        246,966          38,959        208,007
Gino's, Inc.                                23,762        (23,762)
Gino's, Inc.                51,733           5,604         46,129
Golf Road                  945,083         749,565        195,518
Grand Union Co.              5,625           3,874          1,751
Grand Union Co.            108,000          21,760         86,240
Grand Union Co.             24,150           3,768         20,382
Whalen                      28,200         506,426       (478,226)
Gunite                     242,486           1,254        241,232
G.D. Searle & Co.                0           7,764         (7,764)
G.D. Searle & Co.           37,000           2,562         34,438
G.D. Searle & Co.           45,310           4,757         40,553
G.D. Searle & Co.                0             322           (322)
Integra A Hotel and
Restaurant Co.             177,243           3,151        174,092
Integra A Hotel and
Restaurant Co.              86,878             241         86,637
Integra A Hotel and
Restaurant Co.              97,045             252         96,793
Integra A Hotel and
Restaurant Co.              43,789             266         43,523






                                NO. OF      AMOUNT OF
                       STATE   LOCATIONS   ENCUMBRANCES
                       -----   ---------   ------------
Integra A Hotel and
Restaurant Co.          MO         1
Integra A Hotel and
Restaurant Co.          TX         1
Integra A Hotel and
Restaurant Co.          MI         1
Intermountain Color     KY         1
J.C. Penney Company,
Inc.                    MA         1
K-Mart Corporation      LA         1
K-Mart Corporation      WI         1
K-Mart Corporation      MN         1           345,000
K-Mart Corporation      FL         1
K-Mart Corporation      IA         1
K-Mart Corporation      FL         2
K-Mart Corporation      IL         1            70,364
Kobacker Stores, Inc.   MI         2
Kobacker Stores, Inc.   KY         1
Kobacker Stores, Inc.   OH         4
Landmark Bancshares
Corporation             MO         1
Levitz Furniture Cor-
poration                NY         1
Louisiana Power and
Light Company           LA         6
Louisiana Power and
Light Company           LA         7
Marsh Supermarkets,
Inc.                    IN         1
Montgomery Ward, Inc.   PA         1
Montgomery Ward, Inc.   NJ         1
Morrison, Inc.          AL         1
Morrison, Inc.          GA         1
Morrison, Inc.          FL         1
Morrison, Inc.          VA         2
North Carolina
National Bank           SC         2
Occidental Petroleum
Corp.                   CA         1
Ohio Power Co. Inc.     OH         1
Park West               KY         1        12,076,815
Park West UPS           KY         1        18,382,280

                                     PART 1 -- REAL ESTATE OWNED AT DECEMBER 31, 2001 -- ACCOUNTED FOR UNDER THE:
                       --------------------------------------------------------------------------------------------------------
                                                   OPERATING METHOD                                     FINANCING METHOD
                       -------------------------------------------------------------------------   ----------------------------
                                                                                      RENT DUE                       MINIMUM
                                                                                     AND ACCRUED                 LEASE PAYMENTS
                                                         AMOUNT                      OR RECEIVED                     DUE AND
                                                        CARRIED AT                   IN ADVANCE                     ACCRUED AT
                        INITIAL COST    COST OF IM-      CLOSE OF     RESERVE FOR     AT END OF         NET           END OF
                         TO COMPANY      PROVEMENTS       PERIOD       DEPRECIATION     PERIOD       INVESTMENT       PERIOD
                       --------------   ------------   ------------   ------------   -----------   ------------   -------------
Integra A Hotel and
Restaurant Co.              224,837                         224,837                                     190,051
Integra A Hotel and
Restaurant Co.              228,793                         228,793                                     251,207
Integra A Hotel and
Restaurant Co.              234,464                         234,464                                     307,841
Intermountain Color         560,444                         560,444       518,438
J.C. Penney Company,
Inc.                      2,484,262                       2,484,262     1,906,311
K-Mart Corporation
K-Mart Corporation
K-Mart Corporation
K-Mart Corporation
K-Mart Corporation                                                                                    1,173,939
K-Mart Corporation        2,636,000                       2,636,000     1,873,515                     1,526,653
K-Mart Corporation
Kobacker Stores, Inc.       112,225                         112,225                                     154,580
Kobacker Stores, Inc.        88,364                          88,364                                      82,551
Kobacker Stores, Inc.       298,496                         298,496                                     367,114
Landmark Bancshares
Corporation                                                                                           4,060,518
Levitz Furniture Cor-
poration                    988,463                         988,463                                   1,559,685
Louisiana Power and
Light Company             5,485,848                       5,485,848       177,499
Louisiana Power and
Light Company             6,984,806                       6,984,806       203,780
Marsh Supermarkets,
Inc.                      5,001,933                       5,001,933     2,834,601
Montgomery Ward, Inc.     3,289,166                       3,289,166     2,261,797
Montgomery Ward, Inc.                                                                                 1,309,134
Morrison, Inc.              324,288                         324,288                                     543,330
Morrison, Inc.              347,404                         347,404                                     514,015
Morrison, Inc.              375,392                         375,392                                     553,892
Morrison, Inc.              363,059                         363,059                                   1,431,228
North Carolina
National Bank             1,450,047                       1,450,047       596,860
Occidental Petroleum
Corp.
Ohio Power Co. Inc.                                                                                   3,514,744
Park West                19,099,418         99,878       19,199,296     1,858,333
Park West UPS            21,109,367                      21,109,367     1,561,935



                            PART 2 -- REVENUES EARNED FOR THE
                              YEAR ENDED DECEMBER 31, 2001
                       ------------------------------------------
                                       EXPENDED
                          TOTAL          FOR
                         REVENUE       INTEREST,
                        APPLICABLE      TAXES,        NET INCOME
                            TO        REPAIRS AND     APPLICABLE
                          PERIOD        EXPENSES       TO PERIOD
                       ------------   -------------   -----------
Integra A Hotel and
Restaurant Co.              81,763             432         81,331
Integra A Hotel and
Restaurant Co.             102,353             128        102,225
Integra A Hotel and
Restaurant Co.             109,430                        109,430
Intermountain Color         91,948          53,277         38,671
J.C. Penney Company,
Inc.                       250,244          79,496        170,748
K-Mart Corporation         125,363                        125,363
K-Mart Corporation         151,850         129,675         22,175
K-Mart Corporation         128,357          30,112         98,245
K-Mart Corporation          98,046          70,640         27,406
K-Mart Corporation         111,678             209        111,469
K-Mart Corporation         475,637          13,226        462,411
K-Mart Corporation          64,592           8,880         55,712
Kobacker Stores, Inc.       18,311           1,932         16,379
Kobacker Stores, Inc.       17,564           6,638         10,926
Kobacker Stores, Inc.       37,806                         37,806
Landmark Bancshares
Corporation                576,513             433        576,080
Levitz Furniture Cor-
poration                   281,725           1,800        279,925
Louisiana Power and
Light Company            1,199,124         157,213      1,041,911
Louisiana Power and
Light Company            1,299,275         179,791      1,119,484
Marsh Supermarkets,
Inc.                       525,823         131,732        394,091
Montgomery Ward, Inc.      314,280          16,989        297,291
Montgomery Ward, Inc.      165,835           3,865        161,970
Morrison, Inc.             113,634             100        113,534
Morrison, Inc.             114,238                        114,238
Morrison, Inc.             121,556             342        121,214
Morrison, Inc.             234,349           1,082        233,267
North Carolina
National Bank              107,801          37,520         70,281
Occidental Petroleum
Corp.                                       47,774        (47,774)
Ohio Power Co. Inc.        330,951                        330,951
Park West                1,783,989       1,425,784        358,205
Park West UPS            1,861,248       1,783,323         77,925

                       AMERICAN REAL ESTATE PARTNERS, LP
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 2

                     REAL ESTATE OWNED AND REVENUES EARNED

                                NO. OF      AMOUNT OF
                       STATE   LOCATIONS   ENCUMBRANCES
                       -----   ---------   ------------
Penske
Corp.                   OH
Pneumo Corp.            OH         1       $    94,156
Portland General
Electric Company        OR         1        38,422,016
Rayovac                 WI         1        15,780,970
Rouse Company           MD         1         1,459,386
Safeway Stores, Inc.    LA         1
Sams                    MI         1
Smith's Management
Corp.                   NV         1           220,035
Southland Corporation   FL         5
Staples                 NY         1
Stone Container         WI         1         6,055,019
Stop & Shop             NY         1
Stop & Shop             NJ         1
Stop 'N Shop Co.,
Inc.                    VA         1           121,830
Super Foods Services,
Inc.                    MI         1         5,226,113
SuperValu Stores,
Inc.                    MN         1
SuperValu Stores,
Inc.                    OH         1
SuperValu Stores,
Inc.                    GA         1
SuperValu Stores,
Inc.                    IN         1
Telecom Properties,
Inc.                    OK         1
Telecom Properties,
Inc.                    KY         1
The A&P Company         MI         1
The TJX Companies,
Inc.                    IL         1
Tire Distribution
Systems Inc.            TN         1
Tops Market             NY         1
Toys 'R' Us, Inc.       TX         1
USA Petroleum
Corporation             GA         1
Waban                   NY         1
Watkins                 MO         1
Webcraft Technologies   MD         1
Wetterau, Inc.          PA         1
Wetterau, Inc.          NJ         1
Wickes Companies,
Inc.                    CA         1
RESIDENTIAL PROPERTY
LAND AND BUILDING:
Crown Cliffs            AL         1         7,623,317
COMMERCIAL PROPERTY -- LAND:
Easco Corp.             NC         1
Foodarama
supermarkets, Inc.      NY         1

                                     PART 1 -- REAL ESTATE OWNED AT DECEMBER 31, 2001 -- ACCOUNTED FOR UNDER THE:
                       --------------------------------------------------------------------------------------------------------
                                                   OPERATING METHOD                                     FINANCING METHOD
                       -------------------------------------------------------------------------   ----------------------------
                                                                                      RENT DUE                       MINIMUM
                                                                                     AND ACCRUED                 LEASE PAYMENTS
                                                         AMOUNT                      OR RECEIVED                     DUE AND
                                                        CARRIED AT                   IN ADVANCE                     ACCRUED AT
                        INITIAL COST    COST OF IM-      CLOSE OF     RESERVE FOR     AT END OF         NET           END OF
                         TO COMPANY      PROVEMENTS       PERIOD       DEPRECIATION     PERIOD       INVESTMENT       PERIOD
                       --------------   ------------   ------------   ------------   -----------   ------------   -------------
Penske
Corp.                                                                                              $    524,956
Pneumo Corp.                                                                                          1,702,570
Portland General
Electric Company                                                                                     48,947,214
Rayovac                 $22,065,852                    $ 22,065,852   $ 1,227,380
Rouse Company                                                                                         5,446,685
Safeway Stores, Inc.      1,782,885                       1,782,885     1,110,946
Sams                      8,844,225                       8,844,225     2,017,312
Smith's Management
Corp.                                                                                                   719,582
Southland Corporation     1,162,971                       1,162,971       708,092
Staples                   2,486,744                       2,486,744       190,915
Stone Container           9,028,574                       9,028,574       807,740
Stop & Shop                 900,865                         900,865        41,636
Stop & Shop                 800,770                         800,770        37,011
Stop 'N Shop Co.,
Inc.                                                                                                  2,231,589
Super Foods Services,
Inc.                                                                                                  9,296,554
SuperValu Stores,
Inc.                                                                                  $ 17,519
SuperValu Stores,
Inc.
SuperValu Stores,
Inc.                                                                                    56,054
SuperValu Stores,
Inc.                                                                                    70,360
Telecom Properties,
Inc.                                                                                                     90,257    $      800




Telecom Properties,
Inc.                        281,253                         281,253                                      72,164
The A&P Company                                                                                       1,401,741
The TJX Companies,
Inc.                                                                                                  2,207,366
Tire Distribution
Systems Inc.                120,946                         120,946        75,200
Tops Market                 262,357                         262,357        12,125
Toys 'R' Us, Inc.         1,519,018                       1,519,018
USA Petroleum
Corporation
Waban                     8,478,012                       8,478,012       945,808
Watkins                     993,689                         993,689       167,044
Webcraft Technologies
Wetterau, Inc.
Wetterau, Inc.                                                                                          747,116
Wickes Companies,
Inc.                        700,333                         700,333       152,987
RESIDENTIAL PROPERTY
LAND AND BUILDING:
Crown Cliffs             11,188,905       $227,806       11,416,711(1)  2,851,163
COMMERCIAL PROPERTY -
Easco Corp.                 157,560                         157,560                                                    35,394
Foodarama
supermarkets, Inc.          140,619                         140,619


                            PART 2 -- REVENUES EARNED FOR THE
                              YEAR ENDED DECEMBER 31, 2001
                       ------------------------------------------
                                       EXPENDED
                          TOTAL          FOR
                         REVENUE       INTEREST,
                        APPLICABLE      TAXES,        NET INCOME
                            TO        REPAIRS AND     APPLICABLE
                          PERIOD        EXPENSES       TO PERIOD
                       ------------   -------------   -----------
Penske
Corp.                  $   106,644     $       266    $   106,378
Pneumo Corp.               171,588          20,086        151,502
Portland General
Electric Company         4,237,114       3,074,193      1,162,921
Rayovac                  1,996,567       1,800,496        196,071
Rouse Company              487,652         179,350        308,302
Safeway Stores, Inc.        85,150          11,974         73,176
Sams                     1,150,715         161,385        989,330
Smith's Management
Corp.                       65,398          22,819         42,579
Southland Corporation      140,331           5,277        135,054
Staples                    332,438         102,244        230,194
Stone Container            850,955         694,625        156,330
Stop & Shop                101,250          22,180         79,070
Stop & Shop                 96,000          18,967         77,033
Stop 'N Shop Co.,
Inc.                       273,298          49,464        223,834
Super Foods Services,
Inc.                       995,097         467,642        527,455
SuperValu Stores,
Inc.                       114,885          29,389         85,496
SuperValu Stores,
Inc.                      (222,359)         66,693       (289,052)
SuperValu Stores,
Inc.                       224,215          48,769        175,446
SuperValu Stores,
Inc.                       198,814          46,790        152,024
Telecom Properties,
Inc.                         2,254           3,078           (824)
Telecom Properties,
Inc.                        34,920          11,325         23,595
The A&P Company            149,671                        149,671
The TJX Companies,
Inc.                       189,189             241        188,948
Tire Distribution
Systems Inc.                12,100             143         11,957
Tops Market                 31,453           6,524         24,929
Toys 'R' Us, Inc.           44,878         100,882        (56,004)
USA Petroleum
Corporation                  2,117           2,553           (436)
Waban                      733,424         117,864        615,560
Watkins                    121,800          22,693         99,107
Webcraft Technologies            0          89,296        (89,296)
Wetterau, Inc.                   0          76,603        (76,603)
Wetterau, Inc.             150,800              50        150,750
Wickes Companies,
Inc.                       145,451          34,024        111,427
RESIDENTIAL PROPERTY
LAND AND BUILDING:
Crown Cliffs             1,849,667       1,817,672         31,995
COMMERCIAL PROPERTY -
Easco Corp.                      0           3,488         (3,488)
Foodarama
supermarkets, Inc.          16,800                         16,800





                                NO. OF      AMOUNT OF
                       STATE   LOCATIONS   ENCUMBRANCES
                       -----   ---------   ------------
Foodarama
supermarkets, Inc.      PA         1
Gino's, Inc.            PA         1
Gino's, Inc.            MA         1
Gino's, Inc.            NJ         1
J.C. Penney Company,
Inc.                    NY         1
COMMERCIAL PROPERTY -- BUILDING:
AT&T                    CA         1
Bank South              GA         1
Baptist Hospital 1      TN         1        21,121,545
Baptist Hospital 2      TN         1         7,839,353
Harwood Square          IL         1
Safeway Stores, Inc.    CA         1
Toys 'R' Us, Inc.       RI         1
United Life &
Accident Ins. Co.       NH         1
Wickes Companies,
Inc.                    PA         1
                                           -----------
                                           166,808,497
                                           -----------

                                     PART 1 -- REAL ESTATE OWNED AT DECEMBER 31, 2001 -- ACCOUNTED FOR UNDER THE:
                       --------------------------------------------------------------------------------------------------------
                                                   OPERATING METHOD                                     FINANCING METHOD
                       -------------------------------------------------------------------------   ----------------------------
                                                                                      RENT DUE                       MINIMUM
                                                                                     AND ACCRUED                 LEASE PAYMENTS
                                                         AMOUNT                      OR RECEIVED                     DUE AND
                                                        CARRIED AT                   IN ADVANCE                     ACCRUED AT
                        INITIAL COST    COST OF IM-      CLOSE OF     RESERVE FOR     AT END OF         NET           END OF
                         TO COMPANY      PROVEMENTS       PERIOD       DEPRECIATION     PERIOD       INVESTMENT       PERIOD
                       --------------   ------------   ------------   ------------   -----------   ------------   -------------

Foodarama
supermarkets, Inc.          112,554                         112,554
Gino's, Inc.                 36,271                          36,271
Gino's, Inc.                 50,904                          50,904
Gino's, Inc.                 61,050                          61,050
J.C. Penney Company,
Inc.                         51,009                          51,009
COMMERCIAL PROPERTY -
AT&T                      2,362,828        175,684        2,538,512
Bank South                                                                                            3,186,478
Baptist Hospital 1                                                                                   24,108,201     1,105,517
Baptist Hospital 2                                                                                    8,974,982       410,319
Harwood Square            6,909,821                       6,909,821     3,788,495
Safeway Stores, Inc.        558,652                         558,652       558,652
Toys 'R' Us, Inc.                                                                                       889,483
United Life &
Accident Ins. Co.                                                                                     3,645,959
Wickes Companies,
Inc.                                                                                                  2,713,432
                        -----------       --------     ------------   -----------     --------     ------------    ----------
                        221,802,846        656,210      222,459,056    40,619,269      143,933      176,757,348     1,726,401
                        -----------       --------     ------------   -----------     --------     ------------    ----------

                            PART 2 -- REVENUES EARNED FOR THE
                              YEAR ENDED DECEMBER 31, 2001
                       ------------------------------------------
                                       EXPENDED
                          TOTAL          FOR
                         REVENUE       INTEREST,
                        APPLICABLE      TAXES,        NET INCOME
                            TO        REPAIRS AND     APPLICABLE
                          PERIOD        EXPENSES       TO PERIOD
                       ------------   -------------   -----------

Penske
Foodarama
supermarkets, Inc.          14,400             103         14,297
Gino's, Inc.                 8,571             473          8,098
Gino's, Inc.                 8,571                          8,571
Gino's, Inc.                 8,571                          8,571
J.C. Penney Company,
Inc.                         5,500                          5,500
COMMERCIAL PROPERTY -
AT&T                       333,948         316,009         17,939
Bank South                 328,628          94,075        234,553
Baptist Hospital 1       1,913,647       1,666,919        246,728
Baptist Hospital 2         710,257         618,685         91,572
Harwood Square             771,525         291,624        479,901
Safeway Stores, Inc.        26,900              64         26,836
Toys 'R' Us, Inc.           85,473                         85,473
United Life &
Accident Ins. Co.          312,272                        312,272
Wickes Companies,
Inc.                       506,262                        506,262
                       -----------     -----------    -----------
                        43,891,928      22,783,969     21,107,959
                       -----------     -----------    -----------

                       AMERICAN REAL ESTATE PARTNERS, LP
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 3
                     REAL ESTATE OWNED AND REVENUES EARNED

                                NO. OF      AMOUNT OF
                       STATE   LOCATIONS   ENCUMBRANCES
                       -----   ---------   ------------
HOTEL AND RESORT OPERATING PROPERTIES:
New Seabury             MA
Holiday Inn             FL
Bayswater               FL
                                           -----------
                                                     0
                                           -----------
                                          $166,808,497
                                           -----------
                                           -----------

                                     PART 1 -- REAL ESTATE OWNED AT DECEMBER 31, 2001 -- ACCOUNTED FOR UNDER THE:
                       --------------------------------------------------------------------------------------------------------
                                                   OPERATING METHOD                                     FINANCING METHOD
                       -------------------------------------------------------------------------   ----------------------------
                                                                                      RENT DUE                       MINIMUM
                                                                                     AND ACCRUED                 LEASE PAYMENTS
                                                         AMOUNT                      OR RECEIVED                     DUE AND
                                                        CARRIED AT                   IN ADVANCE                     ACCRUED AT
                        INITIAL COST    COST OF IM-      CLOSE OF     RESERVE FOR     AT END OF         NET           END OF
                         TO COMPANY      PROVEMENTS       PERIOD       DEPRECIATION     PERIOD       INVESTMENT       PERIOD
                       --------------   ------------   ------------   ------------   -----------   ------------   -------------

                                                   OPERATING METHOD                                     FINANCING METHOD
                       -------------------------------------------------------------------------   ---------------------------
HOTEL AND RESORT OPERATING
PROPERTIES:
New Seabury             $23,704,000    $12,134,000     $ 35,838,000   $ 2,620,901
Holiday Inn               9,581,736        341,695        9,923,431     4,520,297
Bayswater                 5,587,885         78,480        5,666,365       296,795
                       ------------    -----------     ------------   -----------     --------     ------------    ----------
                         38,873,621     12,554,175       51,427,796     7,437,993            0                0             0
                       ------------    -----------     ------------   -----------     --------     ------------    ----------
                       $260,676,467    $13,210,385     $273,886,852   $48,057,262     $143,933     $176,757,348    $1,726,401
                       ------------    -----------     ------------   -----------     --------     ------------    ----------
                       ------------    -----------     ------------   -----------     --------     ------------    ----------

                             PART 2 -- REVENUES EARNED FOR THE
                              YEAR ENDED DECEMBER 31, 2001
                       ------------------------------------------
                                       EXPENDED
                          TOTAL          FOR
                         REVENUE       INTEREST,
                        APPLICABLE      TAXES,        NET INCOME
                            TO        REPAIRS AND     APPLICABLE
                          PERIOD        EXPENSES       TO PERIOD
                       ------------   -------------   -----------

HOTEL AND RESORT OPERATING PROPERTIES:
New Seabury            $ 9,796,905     $10,055,464    $  (258,559)
Holiday Inn              4,142,204       3,914,311        227,893
Bayswater                2,479,000       1,706,000        773,000
                       -----------     -----------    -----------
                        16,418,109      15,675,775        742,334
                       -----------     -----------    -----------
                       $60,310,037     $38,459,744    $21,850,293
                       -----------     -----------    -----------
                       -----------     -----------    -----------


                                                                    SCHEDULE III
                                                                          PAGE 4

               AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
                     REAL ESTATE OWNED AND REVENUES EARNED
                    YEAR ENDED DECEMBER 31, 2001 (IN $000'S)

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

         Balance -- January 1, 2001..............................  $262,356
         Additions during period.................................    14,586
         Reclassifications during period from financing leases...     9,755
         Write downs.............................................    (3,184)
         Reclassifications during period to assets held for
         sale....................................................    (8,072)
         Other reclassifications.................................    (1,130)
         Disposals during period.................................      (424)
                                                                   --------
         Balance -- December 31, 2001............................  $273,887
                                                                   --------
                                                                   --------
 b.  A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:
         Balance -- January 1, 2001..............................  $ 43,471
         Depreciation during period..............................     6,252
         Disposals during period.................................      (266)
         Reclassifications during period to assets held for
         sale....................................................    (1,400)
                                                                   --------
         Balance -- December 31, 2001............................  $ 48,057
                                                                   --------
                                                                   --------
     Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated life of the particular property or property components, which range from 5 to 45 years.

 2.  A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:
         Balance -- January 1, 2001..............................  $193,428
         Reclassifications during period to operating
         properties..............................................    (9,755)
         Disposals during period.................................       (71)
         Amortization of unearned income.........................    16,935
         Minimum lease rentals received..........................   (23,780)
                                                                   --------
         Balance -- December 31, 2001............................  $176,757
                                                                   --------
                                                                   --------
 3.  The aggregate cost of real estate owned for Federal income tax purposes is $399,813 before accumulated depreciation.

                                                                    SCHEDULE III
                                                                          PAGE 5

               AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
              REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 2001 (IN $000'S)

 4.  Net income applicable to the period in Schedule III is
     reconciled with net earnings as follows:
         Net income applicable to financing and operating leases
           and hotel and resort operating properties.............  $ 21,850
         Net income applicable to Stratosphere hotel and
           casino................................................     4,628(1)
         Net income applicable to land, house and condominium
           sales.................................................    12,967
         Add:
             Interest income on U.S. Government and Agency
               Obligations and other investments.................    30,367
             Dividend and unallocated other income...............     4,989
             Equity in earnings of GB Holdings, Inc..............     1,807
                                                                   --------
                                                                     76,608
                                                                   --------
         Deduct expenses not allocated:
             General and administrative expenses.................     7,080
             Non-mortgage interest expense.......................     6,227
             Other...............................................       619
                                                                   --------
                                                                     13,926
                                                                   --------
     Earnings before gain on property and securities transactions
     and minority interest.......................................    62,682

     Provision for loss on real estate...........................    (3,184)
     Gain on sale of marketable equity and debt securities.......     6,749
     Gain on sale of real estate.................................     1,737
     Minority interest in net earnings of Stratosphere
     Corporation.................................................      (450)
                                                                   --------
     Net earnings................................................  $ 67,534
                                                                   --------
                                                                   --------
---------------------------------------------------------------------------

------
(1) Includes depreciation expense

                                                                    SCHEDULE III
                                                                          PAGE 6

               AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
                     REAL ESTATE OWNED AND REVENUES EARNED
                    YEAR ENDED DECEMBER 31, 2000 (IN $000'S)

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

         Balance -- January 1, 2000..............................  $239,237
         Additions during period.................................    32,782
         Reclassifications during period from financing leases...    17,274
         Less development properties.............................   (11,942)
         Reclassifications during period to assets held for
         sale....................................................    (6,781)
         Disposals during period.................................    (8,214)
                                                                   --------
         Balance -- December 31, 2000............................  $262,356
                                                                   --------
                                                                   --------
 b.  A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:
         Balance -- January 1, 2000..............................  $ 44,740
         Depreciation during period..............................     6,137
         Disposals during period.................................    (4,636)
         Reclassifications during period to assets held for
         sale....................................................    (2,770)
                                                                   --------
         Balance -- December 31, 2000............................  $ 43,471
                                                                   --------
                                                                   --------

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

 2.  A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:
         Balance -- January 1, 2000..............................  $223,391
         Reclassifications during period to operating
         properties..............................................   (17,274)
         Write downs.............................................      (232)
         Disposals during period.................................    (3,647)
         Amortization of unearned income.........................    19,652
         Minimum lease rentals received..........................   (27,212)
         Reclassifications during period to assets held for
         sale....................................................    (1,286)
         Additions during period.................................        36
                                                                   --------
         Balance -- December 31, 2000............................  $193,428
                                                                   --------
                                                                   --------
 3.  The aggregate cost of real estate owned for Federal income tax purposes is $371,227 before accumulated depreciation.

                                                                    SCHEDULE III
                                                                          PAGE 7

               AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
              REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 2000 (IN $000'S)

 4.  Net income applicable to the period in Schedule III is reconciled with net earnings as follows:
         Net income applicable to financing and operating leases
           and hotel and resort operating properties.............  $ 20,909
         Net income applicable to Stratosphere hotel and
         casino..................................................     5,501(1)
         Net income applicable to land, house and condominium
         sales...................................................    17,687
         Add:
             Interest income on U.S. Government and Agency
             Obligations and other investments...................    36,208
             Dividend and unallocated other income...............     4,627
                                                                   --------
                                                                     84,932
                                                                   --------

         Deduct expenses not allocated:
             General and administrative expenses.................     7,475
             Nonmortgage interest expense........................     3,792
             Bayswater acquisition costs.........................     1,750
             Equity in losses of GB Holdings, Inc................     2,103
             Other...............................................       788
                                                                   --------
                                                                     15,908
                                                                   --------
     Earnings before property and securities transactions and
     minority interest...........................................    69,024
     Provision for loss on real estate...........................    (1,351)
     Gain on sale of real estate.................................     6,763
     Gain on sale of limited partnership interests...............     3,461
     Minority interest in net earnings of Stratosphere
     Corporation.................................................    (2,747)
                                                                   --------
     Net earnings................................................  $ 75,150
                                                                   --------
                                                                   --------
---------------------------------------------------------------------------

------
(1) Includes depreciation expense

                                                                    SCHEDULE III
                                                                          PAGE 8

               AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
                     REAL ESTATE OWNED AND REVENUES EARNED
                    YEAR ENDED DECEMBER 31, 1999 (IN $000'S)

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

         Balance -- January 1, 1999..............................  $212,921
         Additions during period.................................    31,602
         Reclassifications during period from financing leases...     4,884
         Reclassifications during period to construction in
         progress................................................      (500)
         Reclassifications during period to assets held for
         sale....................................................    (3,017)
         Disposals during period.................................    (6,653)
                                                                   --------
         Balance -- December 31, 1999............................  $239,237
                                                                   --------
                                                                   --------
 b.  A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

         Balance -- January 1, 1999..............................  $ 41,444
         Depreciation during period..............................     4,982
         Disposals during period.................................    (1,535)
         Reclassifications during period to assets held for
         sale....................................................      (151)
                                                                   --------
         Balance -- December 31, 1999............................  $ 44,740
                                                                   --------
                                                                   --------

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

 2.  A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:
         Balance -- January 1, 1999..............................  $245,920
         Reclassifications during period.........................    (4,884)
         Write downs.............................................    (1,856)
         Disposals during period.................................    (7,762)
         Amortization of unearned income.........................    22,364
         Minimum lease rentals received..........................   (30,301)
         Other...................................................       (90)
                                                                   --------
         Balance -- December 31, 1999............................  $223,391
                                                                   --------
                                                                   --------
 3.  The aggregate cost of real estate owned for Federal income tax purposes is $364,162 before accumulated depreciation.

                                                                    SCHEDULE III
                                                                          PAGE 9

               AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
              REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 1999 (IN $000'S)

 4.  Net income applicable to the period in Schedule III is reconciled with net earnings as follows:
         Net income applicable to financing and operating
         leases..................................................  $ 25,457
         Net income applicable to Stratosphere hotel and
         casino..................................................     1,947(1)
         Net income applicable to land, house and condominium
         sales...................................................    17,880
         Net loss applicable to Bayswater's hotel and resort
         operations..............................................      (591)(1)
         Add:
             Interest income on U.S. Government and Agency
             Obligations and other investments...................    25,514
             Dividend and unallocated other income...............    10,791
                                                                   --------
                                                                     80,998
                                                                   --------
         Deduct expenses not allocated:
             General and administrative expenses.................     7,526
             Nonmortgage interest expense........................     5,003
             Other...............................................       353
                                                                   --------
                                                                     12,882
                                                                   --------
     Earnings before property and securities transactions and
     minority interest...........................................    68,116
     Provision for loss on real estate...........................    (1,946)
     Gain on sale of real estate.................................    13,971
     Gain on sale of marketable equity securities................    28,590
     Minority interest in net earnings of Stratosphere
     Corporation.................................................    (1,002)
                                                                   --------
     Net earnings................................................  $107,729
                                                                   --------
                                                                   --------

------
(1) Includes depreciation expense

                                                                    SCHEDULE III
                                                                         PAGE 10

               AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
            REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
                   (ACCOUNTED FOR UNDER THE OPERATING METHOD)
                         DECEMBER 31, 2001 (IN $000'S)

                                                              AMOUNT AT WHICH
                                                                CARRIED AT      RESERVE FOR
STATE                                                          CLOSE OF YEAR    DEPRECIATION
-----                                                          -------------    ------------
Alabama.....................................................     $ 11,987         $ 2,851
California..................................................        3,932             716
Connecticut.................................................        1,550           1,173
Florida.....................................................       19,764           7,399
Georgia.....................................................          347          --
Illinois....................................................       17,318           5,211
Indiana.....................................................        6,368           3,900
Kentucky....................................................       41,239           3,939
Louisiana...................................................       14,254           1,492
Maryland....................................................      --               --
Massachusetts...............................................       38,373           4,527
Michigan....................................................        9,191           2,017
Minnesota...................................................        5,420           2,258
Missouri....................................................        1,765             528
New Jersey..................................................        2,907           1,634
New York....................................................       23,472           2,517
North Carolina..............................................        3,622             115
Ohio........................................................          613              11
Oregon......................................................          251               8
Pennsylvania................................................        5,442           3,801
South Carolina..............................................        1,450             597
Tennessee...................................................          121              75
Texas.......................................................        1,748          --
Virginia....................................................       31,659           1,253
Wisconsin...................................................       31,094           2,035
                                                                 --------         -------
                                                                 $273,887         $48,057
                                                                 --------         -------
                                                                 --------         -------

                                                                    SCHEDULE III
                                                                         PAGE 11

               AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARY
                           REAL ESTATE OWNED BY STATE
                   (ACCOUNTED FOR UNDER THE FINANCING METHOD)
                         DECEMBER 31, 2001 (IN $000'S)

                                                                 NET
STATE                                                         INVESTMENT
-----                                                         ----------
Alabama.....................................................   $  7,272
Connecticut.................................................     21,347
Florida.....................................................      2,081
Georgia.....................................................      3,700
Illinois....................................................      2,390
Indiana.....................................................        346
Iowa........................................................      1,174
Kentucky....................................................        155
Louisiana...................................................     --
Maryland....................................................      5,447
Massachusetts...............................................      5,112
Michigan....................................................     11,161
Minnesota...................................................     --
Missouri....................................................      4,251
Nevada......................................................        720
New Hampshire...............................................      3,646
New Jersey..................................................      7,827
New York....................................................      1,560
North Carolina..............................................     --
Ohio........................................................      6,359
Oklahoma....................................................         90
Oregon......................................................     48,947
Pennsylvania................................................      2,713
Rhode Island................................................        889
Tennessee...................................................     33,083
Texas.......................................................        251
Virginia....................................................      3,663
West Virginia...............................................      2,573
Wisconsin...................................................     --
                                                               --------
                                                               $176,757
                                                               --------
                                                               --------

                              STATEMENT OF DIFFERENCES
                              ------------------------

 The section symbol shall be expressed as............................... 'SS'