Form 10-Q
period 2002-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2002-05-15
CIK 813762

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)

   [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (914) 242-7700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    March 31, 2002 and December 31, 2001....................      2

    Consolidated Statements of Earnings  --
    Three Months Ended March 31, 2002 and 2001..............      3

    Consolidated Statement of Changes In Partners' Equity
     and Comprehensive Income
    Three Months Ended March 31, 2002.......................      4

    Consolidated Statements of Cash Flows  --
    Three Months Ended March 31, 2002 and 2001..............      5

    Notes to Consolidated Financial Statements..............      6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS....................................     11

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISKS....................................     16

PART II. OTHER INFORMATION..................................     17

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-MARCH 31, 2002

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                                 ----          ----
                                                                     (IN $000'S)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method................  $  175,131    $  176,757
    Accounted for under the operating method, net of
      accumulated depreciation..............................     180,825       181,840
Investment in U.S. Government and Agency obligations........     307,363       313,641
Note receivable due from affiliate..........................     250,000       250,000
Cash and cash equivalents...................................      87,125        61,015
Marketable equity and debt securities.......................      35,826        35,253
Mortgages and notes receivable..............................      47,751        35,529
Equity interest in GB Holdings, Inc.........................      40,752        39,936
Hotel, casino and resort operating properties net of
    accumulated depreciation:
      Stratosphere Corporation hotel and casino.............     183,307       184,191
      Hotel and resort......................................      43,300        43,990
Land and construction-in-progress...........................      64,679        69,429
Receivables and other assets................................      57,086        60,061
                                                              ----------    ----------
        Total...............................................  $1,473,145    $1,451,642
                                                              ----------    ----------
                                                              ----------    ----------

              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable...........................................  $  164,700    $  166,808
Due to affiliate............................................      68,984        68,805
Accounts payable, accrued expenses and other liabilities....      53,825        47,967
                                                              ----------    ----------
                                                                 287,509       283,580
                                                              ----------    ----------
Minority interest in Stratosphere Corporation hotel and
  casino....................................................      68,102        67,433
                                                              ----------    ----------
Commitments and contingencies (Notes 2 and 3)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,400,000
      authorized; 9,330,963 and 8,886,631 issued and
      outstanding as of March 31, 2002 and Dec. 31, 2001....      93,309        92,198
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................   1,012,158       996,701
General partner.............................................      23,988        23,651
Treasury units at cost:
    1,137,200 depositary units..............................     (11,921)      (11,921)
                                                              ----------    ----------
Partners' equity............................................   1,117,534     1,100,629
                                                              ----------    ----------
        Total...............................................  $1,473,145    $1,451,642
                                                              ----------    ----------
                                                              ----------    ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-MARCH 31, 2002
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH, 31
                                                                  --------------------
                                                                   2002         2001
                                                                   ----         ----
                                                                    (IN $000S EXCEPT
                                                                     PER UNIT DATA)
Revenues:
    Hotel and casino operating income.......................      $37,151      $33,257
    Land, house and condominium sales.......................       19,129       10,764
    Interest income on financing leases.....................        3,924        4,411
    Interest income on U.S. Government and Agency
      obligations and other investments.....................        6,104        9,036
    Rental income...........................................        6,876        6,140
    Hotel and resort operating income.......................        2,854        2,732
    Dividend and other income...............................          825        1,513
    Equity in earnings (loss) of GB Holdings, Inc...........        1,556         (946)
                                                                  -------      -------
                                                                   78,419       66,907
                                                                  -------      -------
Expenses:
    Hotel and casino operating expenses.....................       31,637       29,147
    Cost of land, house and condominium sales...............       13,829        7,429
    Hotel and resort operating expenses.....................        3,113        2,836
    Interest expense........................................        4,142        5,307
    Depreciation and amortization...........................        4,935        4,076
    General and administrative expenses.....................        1,648        1,916
    Rental property expenses................................        1,525        1,018
                                                                  -------      -------
                                                                   60,829       51,729
                                                                  -------      -------
Earnings before property and securities transactions and
    minority interest.......................................       17,590       15,178
Other gains and (losses):
    Gain on sale of marketable equity and debt securities...        --           1,334
    Gain on sales and disposition of real estate............        1,639        --
    Minority interest in net earnings of Stratosphere
      Corporation...........................................         (407)        (681)
                                                                  -------      -------
Net Earnings................................................      $18,822      $15,831
                                                                  -------      -------
                                                                  -------      -------

Net earnings attributable to (Note 10):
    Limited partners........................................      $18,447      $15,516
    General partner.........................................          375          315
                                                                  -------      -------
                                                                  $18,822      $15,831
                                                                  -------      -------
                                                                  -------      -------
Net earnings per limited partnership unit:
    Basic earnings..........................................      $  0.38      $  0.31
                                                                  -------      -------
                                                                  -------      -------

Weighted average limited partnership units outstanding......      46,098,284   46,098,284

    Diluted earnings........................................      $  0.33      $  0.28
                                                                  -------      -------
                                                                  -------      -------

Weighted average limited partnership units and equivalent
  partnership units outstanding.............................      56,377,391   55,312,767

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-MARCH 31, 2002
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
           THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED) (IN $000'S)

                                                  LIMITED PARTNERS'
                                                        EQUITY
                                     GENERAL    ----------------------   HELD IN TREASURY     TOTAL
                                    PARTNER'S   DEPOSITARY   PREFERRED   ----------------   PARTNERS'
                                     EQUITY       UNITS        UNITS     AMOUNTS    UNITS     EQUITY
                                     ------       -----        -----     -------    -----     ------
Balance, December 31, 2001........   $23,651    $  996,701    $92,198    $(11,921)  1,137   $1,100,629
Comprehensive income:
    Net earnings..................       375        18,447      --          --       --         18,822
    Net unrealized losses on
      securities available for
      sale........................       (38)       (1,879)     --          --       --         (1,917)
                                     -------    ----------    -------    --------   -----   ----------
Comprehensive income..............       337        16,568      --          --       --         16,905
Pay-in-kind distribution..........     --           (1,111)     1,111       --       --         --
                                     -------    ----------    -------    --------   -----   ----------

Balance, March 31, 2002...........   $23,988    $1,012,158    $93,309    $(11,921)  1,137   $1,117,534
                                     -------    ----------    -------    --------   -----   ----------
                                     -------    ----------    -------    --------   -----   ----------

    Accumulated other comprehensive income (loss) at March 31, 2002 was ($19,095).

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-MARCH 31, 2002
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH, 31
                                                              ------------------
                                                               2002       2001
                                                               ----       ----
                                                                 (IN $000'S)
Cash flows from operating activities:
    Net earnings............................................  $18,822   $ 15,831
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization.......................    4,935      4,076
        Gain on sale of marketable equity securities........    --        (1,334)
        Gain on sales and disposition of real estate........   (1,639)     --
        Minority interest in net earnings of Stratosphere
          Corporation.......................................      407        681
        Equity in (earnings) losses of GB Holdings, Inc. ...   (1,556)       946
        Changes in operating assets and liabilities:
            Decrease (increase) in land and construction-in
              progress......................................    4,473     (1,036)
            Increase in accounts payable, accrued expenses
              and other liabilities.........................    5,696      3,335
            (Increase) decrease in receivables and other
              assets........................................   (2,826)       848
                                                              -------   --------
                Net cash provided by operating activities...   28,312     23,347
                                                              -------   --------
Cash flows from investing activities:
    Increase in mortgages and notes receivable..............  (12,222)    (3,692)
    Net proceeds from the sales and disposition of real
      estate................................................    5,554      --
    Principal payments received on leases accounted for
      under the financing method............................    1,626      1,775
    Additions to hotel, casino and resort operating
      property..............................................   (1,090)   (19,906)
    Additions to rental real estate.........................     (107)      (204)
    Decrease in investment in U.S. Government and Agency
      obligations...........................................    6,278     20,744
    Disposition of marketable equity & debt securities......    --        10,876
    Decrease in due to affiliate............................     (181)    (9,640)
    Decrease in investment in limited partnership
      interests.............................................       48      --
                                                              -------   --------
                Net cash used in investing activities.......      (94)       (47)
                                                              -------   --------
Cash flows from financing activities:
    Debt:
        Payments on mortgages payable.......................      (70)     --
        Periodic principal payments.........................   (2,038)    (1,920)
        Balloon payments....................................    --        (2,463)
                                                              -------   --------
                Net cash used in financing activities.......   (2,108)    (4,383)
                                                              -------   --------
Net increase in cash and cash equivalents...................  $26,110   $ 18,917
Cash and cash equivalents, beginning of period..............   61,015    147,705
                                                              -------   --------
Cash and cash equivalents at end of period..................  $87,125   $166,622
                                                              -------   --------
                                                              -------   --------
Supplemental Information:
    Cash payments for interest, net of amounts
      capitalized...........................................  $ 3,686   $  4,172
                                                              -------   --------
                                                              -------   --------
Supplemental schedule of noncash investing and financing
  activities:
    Reclassification of real estate to operating lease......  $ --      $  1,017
    Reclassifications from hotel and resort operating
      properties............................................    --        (1,167)
    Reclassification of real estate from financing lease....    --        (1,017)
    Reclassification of real estate to
      construction-in-progress..............................    --         1,167
                                                              -------   --------
                                                              $ --      $  --
                                                              -------   --------
                                                              -------   --------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-MARCH 31, 2002
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

    The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 2001.

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2. RELATED PARTY TRANSACTIONS

    a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the 'Audit Committee'). For the three months ended March 31, 2002 and 2001 the Company paid rent of approximately $36,000, in accordance with the agreement.

    b. Stratosphere Corp. ('Stratosphere') received from affiliates of the General Partner approximately $476,000 and $105,000 as reimbursement for administrative services performed by Stratosphere personnel during the three months ended March 31, 2002 and 2001, respectively.

    Stratosphere recorded hotel revenue of approximately $57,000 and $132,000 during the three months ended March 31, 2002 and 2001, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

    c. As of May 1, 2002 affiliates of Carl C. Icahn ('Icahn'), the Chairman of the Board of the General Partner, own 8,073,466 Preferred Units and 39,706,836 Depositary Units.

3. COMMITMENTS AND CONTINGENCIES

    a. On January 31, 2001, Stratosphere was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ('ADA'), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. Stratosphere removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL).

    The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere and the Plaintiffs then filed Motions for Summary Judgement. The District Court granted and denied in part each of the parties respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere had already commenced these renovations prior to the Court order and expects to meet the court deadline. Stratosphere believes the cost of these renovations will be approximately $500,000. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. Stratosphere has opposed the motion that, at best, plaintiffs could seek approximately $10,000. The court has yet to rule on plaintiffs' motion.

    b. In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

    c. In January 2002, Kmart Corp., a tenant leasing seven properties owned by the Company which represent approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases have been rejected representing approximately $713,000 in annual rents. The related properties are being held for sale. The Company previously recorded a provision for loss on real estate of approximately $1.9 million on these four properties in the year ended December 31, 2001. As of May 1, 2002, the Company has not been notified regarding the three remaining leases representing approximately $661,000 in annual rents. The tenant is current in its rent payments on these three leases. At March 31, 2002, the carrying value of the seven properties was approximately $6,845,000, which reflects net realizable value.

    d. In September 2001, Ames Department Stores, a tenant in a property owned by the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The annual rent for this property is approximately $327,000. The tenant rejected the lease effective March 15, 2002. At March 31, 2002, the carrying value of this property was approximately $2,188,000, which reflects net realizable value.

4. NOTE RECEIVABLE-AFFILIATE

    On December 27, 2001, the Company entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which the Company made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of (i) $250 million aggregate market value of the Company's units owned by Mr. Icahn (approximately 21.1 million depositary units and 7.7 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares were represented to have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own the Company's units. The loan bears interest, payable semi-annually beginning June 30, 2002, at a per annum rate equal to the greater of (i) 3.9% and (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rate during the three months ended March 31, 2002 was 3.9%. The loan must be prepaid in an amount of up to $125 million to the extent that the Company requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. The Company entered into this transaction to earn interest income on a secured investment. In the event of a loan default, the Company would at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. Accrued interest income of approximately $2.5 million was recorded on this loan in the three months ended March 31, 2002 and is included in 'Interest income on U.S. Government and Agency obligations and other investments' in the Consolidated Statements of Earnings.

5. HOTEL, CASINO AND RESORT OPERATING PROPERTIES

    a. Stratosphere Hotel and Casino

    The Company owns approximately 51% of Stratosphere and consolidates Stratosphere in its financial statements. Stratosphere owns and operates the Stratosphere Tower Casino and Hotel located in Las Vegas, Nevada.

    On February 1, 2002 the Company entered into a merger agreement with Stratosphere under which the Company will acquire the remaining shares of Stratosphere that the Company does not currently own. The Company currently owns approximately 51% of Stratosphere and Carl C. Icahn owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by the Company in September 2000.

    Under the agreement the stockholders who are unaffiliated with Mr. Icahn will receive a cash price of $45.32 per share (approximately $9.6 million) and the Icahn related stockholders other than the

Company will receive a cash price of $44.33 per share (approximately $34.7 million). The Company will pay an aggregate of approximately $44.3 million for the Stratosphere shares. Stratosphere filed a Preliminary Proxy Statement with the Securities and Exchange Commission on March 14, 2002 and expects this transaction to be completed in the second half of 2002.

    Stratosphere's operations for the three months ended March 31, 2002 and 2001 have been included in 'Hotel and casino operating income and expenses' in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $3,317,000 and $2,423,000 of depreciation and amortization for the three months ended March 31, 2002 and 2001, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

    b. Hotel and Resort Operating Properties

    Hotel and resort operations for the three months ended March 31, 2002 and 2001 have been included in 'Hotel and resort operating income and expenses' in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $369,000 and $323,000 of depreciation and amortization for the three months ended March 31, 2002 and 2001 respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

6. MARKETABLE EQUITY AND DEBT SECURITIES

    In March 2000, in accordance with a prior agreement, the Company transferred its First Mortgage Notes ('Notes') in the Sands Hotel and Casino ('Sands') and the Claridge Hotel and Casino ('Claridge') to an affiliate of the General Partner in order to facilitate the bankruptcy reorganizations of the two Atlantic City casinos. The Company was paid $40.5 million, its cost for such notes. However, the affiliate of the General Partner is obligated to sell back to the Company and the Company is obligated to repurchase its interest in the Sands and/or Claridge, as the case may be, at the same price increased by Icahn advances, decreased by distributions and/or interest payments received (together with interest at an annual rate of 1 1/2% over the prime rate) when appropriate licenses are obtained by the Company from the New Jersey Casino Control Commission ('Casino Control Commission').

    Regarding the Sands, subsequent to such transfer of interests, in July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of Icahn, which provided for an additional investment of $65 million by the Icahn affiliates in exchange for a 46% equity interest, with the bondholders (which also included Icahn affiliates) receiving $110 million in new notes and a 54% ownership position. The plan, which became effective
September 29, 2000, provided the Icahn affiliates with a controlling interest.

    In February 2001, the Icahn affiliates sold their entire Claridge portfolio ($37.1 million face amount of Claridge Notes) for the following additional interests in the Sands: (i) 779,861 common shares of GB Holdings Inc. ('GB Holdings'), (ii) $15.96 million face amount of GB Property First Mortgage Notes ('GB Notes') and (iii) $21.56 million in cash. The Company no longer has any interest in the Claridge. As a result, affiliates of the General Partner are, in effect, holding on behalf of the Company approximately (i) 3.6 million common shares of GB Holdings and (ii) $26.9 million face amount of GB Notes, to which the Company will become entitled and obligated to purchase when it is fully licensed for approximately $69 million at March 31, 2002 including accrued interest from March 2000 of approximately $11 million. Accrued interest expense of approximately $919,000 and $1,695,000 was recorded on this obligation in the three months ended March 31, 2002 and 2001, respectively, and is included in 'Interest expense' in the Consolidated Statements of Earnings.

    For accounting purposes, the Company reflects its liability to repurchase its Sands interest as 'Due to affiliates' in the Consolidated Balance Sheets. The Company includes its new Sands notes in 'Debt and equity securities' and its pro rata equity interest in the Sands as 'Equity interest in GB Holdings, Inc.' in the Consolidated Balance Sheets.

    In May 2002, the Company was qualified as a holding company by the Casino Control Commission and repurchased its interests in the Sands, as disclosed above, for approximately $69.3 million.

    As required by the New Jersey Casino Control Act, ('Casino Control Act') the Partnership Agreement was amended to provide that securities of the Company are held subject to the condition that if a holder thereof is found to be disqualified by the Casino Control Commission pursuant to the provisions of the Casino Control Act such holder shall dispose of his interest in the Company in accordance with the Casino Control Act.

7. NEW ACCOUNTING PRONOUNCEMENTS

    As of January 1, 2002 the Company has adopted the Statements of Financial Accounting Standards Nos. 141, 142 and 144 (SFAS 141, SFAS 142 and SFAS 144) 'Business Combinations', 'Goodwill and Other Intangible Assets' and 'Accounting for the Impairment or Disposal of Long-Lived Assets.' The adoption of SFAS 141, SFAS 142 and SFAS 144 has not had any impact in the Company's consolidated financial statements.

8. MORTGAGES AND NOTES RECEIVABLE

    a. Included in this classification are mezzanine loan advances of $23 million of which $13 million of principal amount is due November 29, 2002 and $10 million of principal amount is due May 29, 2003. Interest accrues on these loans with principal and interest due at maturity. The loans may be prepaid at anytime from the proceeds of condominium unit sales after satisfaction of the senior debt of approximately $45 million. For accounting purposes, no income has been recognized on this investment in the Company's financial statements to date. Accrued interest of approximately $7 million due on the mezzanine loans as of March 31, 2002 has been deferred pending receipt of principal and interest payments.

    b. In February 2002, the Company loaned an unaffiliated borrower $12.2 million as an initial funding of a mezzanine loan to be used for certain initial development costs associated with a 223 unit condominium property located in Aventura, Florida. Additional funding of $5 million, to be used exclusively for flooring costs for individual condo units, will be made within the next year. The loan accrues interest of 22% per annum, compounded monthly, and matures in twenty-four months with two six month extensions. For accounting purposes, no income will be recognized on this investment pending receipt of principal and interest payments, which are expected to be made from the proceeds of condominium unit sales subject to repayment of senior debt.

9. PREFERRED UNITS

    Pursuant to the terms of the Preferred Units, on February 22, 2002, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2002 to holders of record as of March 15, 2002. A total of 444,331 additional Preferred Units were issued. As of March 31, 2002, 9,330,963 Preferred Units are issued and outstanding.

10. EARNINGS PER SHARE

    Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

    Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units.

    For the three months ended March 31, 2002 and 2001, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                                                 THREE MONTHS
                                                                     ENDED
                                                              ------------------
                                                              3/31/02      3/31/01
                                                              -------      -------
Basic:
    Earnings before property and securities transactions....   $.35          $.28
    Net gain from property and securities transactions......    .03           .03
                                                               ----          ----
        Net earnings........................................   $.38          $.31
                                                               ----          ----
                                                               ----          ----

                                                  (table continued on next page)

(table continued from previous page)

                                                                  THREE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              3/31/02       3/31/01
                                                              -------       -------
Diluted:
    Earnings before property and securities transactions....   $.30          $.26
    Net gain from property and securities transactions......    .03           .02
                                                               ----          ----
        Net earnings........................................   $.33          $.28
                                                               ----          ----
                                                               ----          ----

11. COMPREHENSIVE INCOME

    The components of comprehensive income include net income and certain amounts previously reported directly in equity.

    Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows (in $000's):

                                                                THREE MONTHS
                                                                    ENDED
                                                              -----------------
                                                               2002      2001
                                                               ----      ----
Net income..................................................  $18,822   $15,831
Sale of debt securities available for sale..................    --        3,896
Unrealized (losses) gains on securities available for
  sale......................................................   (1,917)      715
                                                              -------   -------
Comprehensive income........................................  $16,905   $20,442
                                                              -------   -------
                                                              -------   -------

12. SEGMENT REPORTING

    The Company is engaged in five operating segments consisting of: (i) rental real estate, (ii) hotel and resort operating properties, (iii) hotel and casino operating properties, (iv) land sales, house and condominium development, and
(v) investment in securities including investment in other limited partnerships and marketable equity and debt securities. The Company's reportable segments offer different services and require different operating strategies and management expertise. There have been no material changes in segment assets since December 31, 2001.

    The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

    The revenues and net earnings for each of the reportable segments are summarized as follows for the three months ended March 31, 2002 and 2001 (in $000's).

                                                                 THREE MONTHS
                                                                     ENDED
                                                               ------------------
                                                               3/31/02   3/31/01
                                                               -------   -------
Revenues:
    Hotel & casino operating income.........................  $37,151   $33,257
    Rental real estate......................................   10,800    10,551
    Land, house and condominium sales.......................   19,129    10,764
    Hotel & resort operating income.........................    2,854     2,732
    Other investments.......................................    2,603     2,057
                                                              -------   -------
        Sub-total...........................................   72,537    59,361
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......    5,882     7,546
                                                              -------   -------
        Total revenues......................................  $78,419   $66,907
                                                              -------   -------
                                                              -------   -------

                                                  (table continued on next page)

(table continued from previous page)

                                                                THREE MONTHS
                                                                    ENDED
                                                              -----------------
                                                              3/31/02   3/31/01
                                                              -------   -------
Net earnings:
Segment earnings (losses):
    Rental real estate......................................  $ 9,275   $ 9,533
    Land, house and condominium development.................    5,300     3,335
    Hotel and resort operating properties...................     (259)     (104)
    Hotel and casino operating properties...................    5,514     4,110
    Other investments.......................................    2,603     2,057
                                                              -------   -------
        Total segment earnings..............................   22,433    18,931
Other expenses net..........................................   (3,611)   (3,100)
General partner's share of net income.......................     (375)     (315)
                                                              -------   -------
        Net earnings-limited partner unitholders............  $18,447   $15,516
                                                              -------   -------
                                                              -------   -------

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

    The Company believes that it will benefit from the diversification of its portfolio of assets. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. In selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. The Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming and entertainment industries, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and under-performing properties that may require active asset management and significant capital improvements. The Company has made investments in the gaming industry and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests, and the financing and investment in the movie production and distribution industry. Such investments may include acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to the Company. The Company notes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

    By the end of the year 2004, net leases representing approximately 15% of the Company's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2006, net leases representing approximately 35% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

    The Partnership Agreement permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in the real estate market.

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

    The Company has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that the Company's exposure could amount to $2 - 3 million. However, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, the Company has notified all tenants of the Resource Conservation and Recovery Act's ('RCRA') December 22, 1998 requirements for regulated underground storage tanks. The Company may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and property refinancings.

    The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately forty updates are expected to be completed in 2002 with another thirty-five scheduled for the year 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

    Gross revenues increased by $11,512,000, or 17.2%, during the three months ended March 31, 2002 as compared to the same period in 2001. This increase reflects increases of $8,365,000 in land, house and condominium sales, $3,894,000 in hotel and casino operating income, $2,502,000 in equity in earnings of GB Holdings, Inc., $736,000 in rental income and $122,000 in hotel and resort operating income, partially offset by decreases of $2,932,000 in interest income on U.S. Government and Agency Obligations and other investments, $688,000 in dividend and other income and $487,000 in financing lease income. The increase in land, house and condominium sales is primarily due to an increase in the number of units sold. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues as a result of increased room capacity brought about by the hotel expansion. The average daily rate ('ADR') increased $1 to $50; however, percentage occupancy decreased approximately 12% to 86.2%. The increase in equity in earnings of GB Holdings, Inc. is due to increased slot machine revenues, reduced promotional allowances and decreased casino expenses. The increase in rental income is primarily attributable to reclassifications of financing leases to operating leases. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to a decrease in interest rates on short-term investments mitigated by higher rates obtained on the Icahn note receivable and on U.S. Agency obligations maturing within four to six years. The decrease in dividend and other income is primarily due to a lease termination fee (approximately $1 million) received in the three months ended March 31, 2001. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization.

    Expenses increased by $9,100,000, or 17.6%, during the three months ended March 31, 2002 as compared to the same period in 2001. This increase reflects increases of $6,400,000 in the cost of land, house and condominium sales, $2,490,000 in hotel and casino operating expenses, $859,000 in depreciation and amortization, $507,000 in rental property expenses and $277,000 in hotel and resort operating expenses partially offset by decreases of $1,165,000 in interest expense and $268,000 in general and administrative expenses. The increase in the cost of land, house and condominium sales is due to the increased sales as discussed above. Costs as a percentage of sales increased from 69% in 2001 to 72% in 2002 primarily due to higher margin land sales in 2001. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales declined from 88% in 2001 to 85% in 2002 as hotel and casino revenues increased at a greater rate than hotel and casino expenses. The increase in property expenses is primarily due to an increase in expenses related to off-lease properties. The decrease in interest expense is primarily due to decreased interest rates as well as a decrease in the amount due affiliates in connection with repurchase obligations. The increase in depreciation expense is primarily attributable to the expansion of the Stratosphere hotel and casino.

    As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues and expenses have increased. Increased room capacity provided more hotel guests thereby increasing revenues. However, these increases were muted by the September 11, 2001 terrorist attack. Management anticipates increased hotel and casino operating revenues and expenses through the second quarter of 2002 due to the completion of the hotel expansion in June 2001. However, these increases are expected to be tempered by decreased air travel to Las Vegas as a result of the terrorist threat, increased competition and uncertain economic conditions.

    Earnings before property and securities transactions and minority interest increased during the three months ended March 31, 2002 by $2,412,000 as compared to the same period in 2001.

    Gain on property transactions increased by $1,639,000 during the three months ended March 31, 2002 as compared to the same period in 2001 as there were no dispositions of real estate during this period in 2001.

    Gain on sale of marketable equity securities decreased by $1,334,000 during the three months ended March 31, 2002 as compared to the same period in 2001 as there were no such dispositions in 2002.

    Minority interest in the net earnings of Stratosphere Corporation decreased by $274,000 during the three months ended March 31, 2002 as compared to the same period in 2001 due to a decrease in Stratosphere's net income.

    Net earnings for the three months ended March 31, 2002 increased by $2,991,000 as compared to the three months ended March 31, 2001 primarily due to increased equity in earnings of GB Holdings, Inc. ($2.5 million), increased earnings from land, house, and condominium sales ($2.0 million) and increased earnings from hotel and casino operations ($1.4 million) partially offset by decreased interest income ($2.9 million).

    Diluted earnings per weighted average limited partnership unit outstanding before property and security transactions were $.30 in the three months ended March 31, 2002 compared to $.26 in the comparable period of 2001, and net gain from property and securities transactions was $.03 in the three months ended March 31, 2002 compared to $.02 in the comparable period of 2001. Diluted earnings per weighted average limited partnership unit outstanding totalled $.33 in the three months ended March 31, 2002 compared to $.28 in the comparable period of 2001.

CAPITAL RESOURCES AND LIQUIDITY

    Generally, the cash needs of the Company for day-to-day operations have been satisfied from cash flow generated from current operations. Cash flow from day-to-day operations represents net cash provided by operating activities (excluding working capital changes, non-recurring other income and the cash flows from the operations of Bayswater and Stratosphere retained for their operations) plus principal payments received on financing leases as well as principal receipts on certain mortgages receivable reduced by periodic principal payments on mortgage debt.

    The following table reflects the Company's contractual cash obligations due over the indicated periods and when they expire (in $ millions):

                                               LESS THAN    1-3     4-5     AFTER
                                                1 YEAR     YEARS   YEARS   5 YEARS   TOTAL
                                                ------     -----   -----   -------   -----
Mortgages payable............................   $  7.5     $23.3   $20.9   $113.0    $164.7
Capital lease obligation.....................      2.4        --      --       --       2.4
Mezzanine loan commitments...................     16.0        --      --       --      16.0
Repurchase of Sands interests................     69.3        --      --       --      69.3
Construction and development obligations.....     19.7        --      --       --      19.7
                                                ------     -----   -----   ------    ------
    Total....................................   $114.9     $23.3   $20.9   $113.0    $272.1
                                                ------     -----   -----   ------    ------
                                                ------     -----   -----   ------    ------

    The Company has the right and obligation to repurchase its interest in the Sands when the appropriate licenses are obtained by the Company. At March 31, 2002, the Company's obligation to affiliates of the General Partner for interests held in the Sands on its behalf was approximately $69 million. In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission and repurchased its interests for approximately $69.3 million.

    In 2002, fourteen leases covering fourteen properties and representing approximately $2.1 million in annual rentals are scheduled to expire. Six leases, originally representing approximately $826,000 in annual rental income, were renewed for approximately $535,000 in annual rentals. Such renewals are generally for a term of five years. Six leases with annual rental income of approximately $951,000 were not renewed and are currently being marketed for sale or lease. The status of two properties with annual rentals of $332,000 has not yet been determined.

    The Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2002. The Company believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, the Company noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, other capital expenditures and cash reserves for contingencies including environmental matters and scheduled lease expirations. By the end of the year 2004, net leases representing approximately 15% of the Company's net annual rentals will be due for renewal, and by the end of the year 2006, 35% of such rentals will be due for renewal. Another factor that the Company took into consideration was that net leases representing approximately 29% of the Company's annual rentals are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

    During the three months ended March 31, 2002, the Company generated approximately $10.8 million in cash flow from day-to-day operations which excludes approximately $14.3 million in cash flow from the operations of Bayswater and Stratosphere which are being retained for their operations.

    Capital expenditures for real estate, excluding hotel and casino operating property, were approximately $1 million during the three months ended March 31, 2002.

    During the three months ended March 31, 2002, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $9.8 million which was added to the Company's operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company's operating cash reserves are approximately $182 million at March 31, 2002, (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment). The current economic conditions and the continuing terrorist threat may decrease the Company's cash flow from rental and investment activities requiring the use of cash reserves for (i) repayment of debt obligations, (ii) tenant and other capital requirements and (iii) other contingencies including environmental matters.

    In February 2002, the Company entered into a merger agreement with Stratosphere under which, the Company, subject to certain conditions, will acquire the remaining shares of Stratosphere that it does not currently own from affiliates of Icahn and public shareholders for approximately $44.3 million. This transaction is expected to be completed in the second half of 2002.

    The Company's cash and cash equivalents and investment in U.S. Government and Agency obligations increased by $19.8 million during the three months ended March 31, 2002, primarily due to net cash flow from Bayswater and Stratosphere operations ($14.3 million), net cash flow from operations ($9.8 million), property dispositions ($5.6 million) and miscellaneous other items ($2.3 million) partially offset by mezzanine loan advances ($12.2 million).

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

    The Company invests in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, the Company will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at March 31, 2002, would decline by approximately $3.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    Response to this item is included in Item 2. 'Management's Discussion and Analysis of Financial Condition and Results of Operations' above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    a. On January 31, 2001, Stratosphere was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ('ADA'), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. Stratosphere removed the action to the United States District Court in Nevada and it is now styled as Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL).

    The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere and the Plaintiffs then filed Motions for Summary Judgement. The District Court granted and denied in part each of the parties respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere had already commenced these renovations prior to the Court order and expects to meet the court deadline. Stratosphere believes the cost of these renovations will be approximately $500,000. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. Stratosphere has opposed the motion that, at best, plaintiffs could seek approximately $10,000. The court has yet to rule on plaintiffs' motion.

    b. In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 5. OTHER INFORMATION

    On May 9, 2002 the Amended and Restated Agreement of Limited Partnership of American Real Estate Partners, L.P. was amended as required by the New Jersey Casino Control Act, ('Casino Control Act'). The Amendment provides that securities of the Company are held subject to the condition that if a holder thereof is found to be disqualified by the New Jersey Casino Control Commission pursuant to the provisions of the Casino Control Act such holder shall dispose of his interest in the Company in accordance with the Casino Control Act. Such Certificate of Amendment (Amendment No. 3) is attached hereto as Exhibit 3.4

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits -- none

    (b) (1) Form 8K dated February 1, 2002 was filed on February 6, 2002 with
Exhibit 99.1 -- Agreement and Plan of Merger by and among Stratosphere Corporation, American Real Estate Holdings Limited Partnership, Nybor Limited Partnership, and Strat Merger Corp. and Exhibit 99.2 -- Press Release dated February 1, 2002 announcing that American Real Estate Partners, L.P. will acquire remaining interest in Stratosphere Corporation.

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

                                          AMERICAN REAL ESTATE PARTNERS, L.P.

                                          By: American Property Investors, Inc.
                                              General Partner

                                                  /s/ John P. Saldarelli
                                           .....................................
                                                    JOHN P. SALDARELLI
                                            TREASURER, CHIEF FINANCIAL OFFICER
                                             AND PRINCIPAL ACCOUNTING OFFICER

Date: March 14, 2002