Form 10-Q
period 2002-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2002-08-14
CIK 813762

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)

   [x]
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

________________________________________________________________________________

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    June 30, 2002 and December 31, 2001.....................      2

    Consolidated Statements of Earnings  --
    Three Months Ended June 30, 2002 and 2001...............      3

    Consolidated Statements of Earnings  --
    Six Months Ended June 30, 2002 and 2001.................      4

    Consolidated Statement of Changes In Partners' Equity
     and Comprehensive Income
    Six Months Ended June 30, 2002..........................      5

    Consolidated Statements of Cash Flows  --
    Six Months Ended June 30, 2002 and 2001.................      6

    Notes to Consolidated Financial Statements..............      7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS....................................     14

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
     MARKET RISKS...........................................     20

PART II. OTHER INFORMATION..................................     21

    Item 1. Legal Proceedings...............................     21

    Item 6. Exhibits and Reports on Form 8-K................     22

        Exhibit A-1.........................................     24

        Exhibit A-2.........................................     25

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-JUNE 30, 2002

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                                 ----          ----
                                                                     (IN $000'S)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method................  $  173,333    $  176,757
    Accounted for under the operating method, net of
      accumulated depreciation..............................     179,078       181,840
Investment in U.S. Government and Agency obligations........     318,825       313,641
Note receivable due from affiliate..........................     250,000       250,000
Cash and cash equivalents...................................      50,361        61,015
Marketable equity and debt securities.......................      23,858        23,934
Mortgages and notes receivable..............................      52,843        46,848
Equity interest in GB Holdings, Inc.........................      40,313        39,936
Hotel, casino and resort operating properties net of
  accumulated depreciation:
    Stratosphere Corporation Hotel and Casino...............     181,288       184,191
    Hotel and resort........................................      43,844        43,990
Land and construction-in-progress...........................      60,216        69,429
Receivables and other assets................................      63,714        60,061
                                                              ----------    ----------
        Total...............................................  $1,437,673    $1,451,642
                                                              ----------    ----------
                                                              ----------    ----------

              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable...........................................  $  163,048    $  166,808
Due to affiliate............................................          --        68,805
Accounts payable, accrued expenses and other liabilities....      56,097        47,967
                                                              ----------    ----------
                                                                 219,145       283,580
                                                              ----------    ----------
Minority interest in Stratosphere Corporation Hotel and
  Casino....................................................      68,691        67,433
                                                              ----------    ----------
Commitments and contingencies (Notes 2 and 3)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,400,000
      authorized; 9,330,963 and 8,886,631 issued and
      outstanding as of June 30, 2002 and Dec. 31, 2001.....      94,475        92,198
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................   1,042,653       996,701
General partner.............................................      24,630        23,651
Treasury units at cost:
    1,137,200 depositary units..............................     (11,921)      (11,921)
                                                              ----------    ----------
Partners' equity............................................   1,149,837     1,100,629
                                                              ----------    ----------
        Total...............................................  $1,437,673    $1,451,642
                                                              ----------    ----------
                                                              ----------    ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q JUNE 30, 2002
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                                  --------------------
                                                                   2002         2001
                                                                   ----         ----
                                                                   (IN $000'S EXCEPT
                                                                     PER UNIT DATA)
Revenues:
    Hotel and casino operating income.......................      $38,850      $33,508
    Land, house and condominium sales.......................       15,331       10,163
    Interest income on financing leases.....................        3,802        4,244
    Interest income on U.S. Government and Agency
      obligations and other investments.....................       13,056        7,876
    Rental income...........................................        6,764        6,913
    Hotel and resort operating income.......................        5,330        4,482
    Dividend and other income...............................          924          375
    Equity in earnings of GB Holdings, Inc..................          301        1,621
                                                                  -------      -------
                                                                   84,358       69,182
                                                                  -------      -------
Expenses:
    Hotel and casino operating expenses.....................       33,050       30,777
    Cost of land, house and condominium sales...............       10,840        7,984
    Hotel and resort operating expenses.....................        4,171        3,835
    Interest expense........................................        3,533        4,816
    Depreciation and amortization...........................        5,178        3,826
    General and administrative expenses.....................        1,857        1,691
    Rental property expenses................................        2,082        1,284
                                                                  -------      -------
                                                                   60,711       54,213
                                                                  -------      -------

Earnings before property and securities transactions and
  minority interest.........................................       23,647       14,969
Other gains and (losses):
    Provision for loss on real estate.......................         (926)
    Gain on sales and disposition of real estate............        --           1,362
    Write-down of equity securities available for sale......       (8,476)       --
    Minority interest in net earnings of Stratosphere
      Corporation...........................................         (589)        (116)
                                                                  -------      -------
Net Earnings................................................      $13,656      $16,215
                                                                  -------      -------
                                                                  -------      -------

Net earnings attributable to (Note 10):
    Limited partners........................................      $13,384      $15,892
    General partner.........................................          272          323
                                                                  -------      -------
                                                                  $13,656      $16,215
                                                                  -------      -------
                                                                  -------      -------
Net earnings per limited partnership unit:
    Basic earnings..........................................      $  0.27      $  0.32
                                                                  -------      -------
                                                                  -------      -------

Weighted average limited partnership units outstanding......   46,098,284   46,098,284
                                                               ----------   ----------
                                                               ----------   ----------
     Diluted earnings........................................     $  0.24      $  0.29
                                                                  -------      -------
                                                                  -------      -------

Weighted average limited partnership units and equivalent
  partnership units outstanding.............................   55,794,494   55,369,785
                                                               ----------   ----------
                                                               ----------   ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-JUNE 30, 2002
               CONSOLIDATED STATEMENTS OF EARNINGS -- (CONTINUED)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  ----------------------
                                                                    2002          2001
                                                                    ----          ----
                                                                    (IN $000'S EXCEPT
                                                                      PER UNIT DATA)
Revenues:
    Hotel and casino operating income.......................      $ 76,001      $ 66,765
    Land, house and condominium sales.......................        34,460        20,927
    Interest income on financing leases.....................         7,726         8,655
    Interest income on U.S. Government and Agency
      obligations and other investments.....................        19,174        16,912
    Rental income...........................................        13,640        13,053
    Hotel and resort operating income.......................         8,184         7,214
    Dividend and other income...............................         1,749         1,888
    Equity in earnings of GB Holdings, Inc..................         1,857           675
                                                                  --------      --------
                                                                   162,791       136,089
                                                                  --------      --------
Expenses:
    Hotel and casino operating expenses.....................        64,701        59,924
    Cost of land, house and condominium sales...............        24,669        15,413
    Hotel and resort operating expenses.....................         7,284         6,671
    Interest expense........................................         7,675        10,123
    Depreciation and amortization...........................        10,113         7,902
    General and administrative expenses.....................         3,505         3,607
    Rental property expenses................................         3,607         2,302
                                                                  --------      --------
                                                                   121,554       105,942
                                                                  --------      --------
Earnings before property and securities transactions and
  minority interest.........................................        41,237        30,147
Other gains and (losses):
    Provision for loss on real estate.......................          (926)        --
    Gain on sale of marketable equity and debt securities...         --            1,334
    Gain on sales and disposition of real estate............         1,639         1,362
    Write-down of equity securities available for sale......        (8,476)        --
    Minority interest in net earnings of Stratosphere
      Corporation...........................................          (996)         (797)
                                                                  --------      --------
Net Earnings................................................      $ 32,478      $ 32,046
                                                                  --------      --------
                                                                  --------      --------

Net earnings attributable to (Note 10):
    Limited partners........................................      $ 31,832      $ 31,408
    General partner.........................................           646           638
                                                                  --------      --------
                                                                  $ 32,478      $ 32,046
                                                                  --------      --------
                                                                  --------      --------
Net earnings per limited partnership unit:
    Basic earnings..........................................      $   0.64      $   0.63
                                                                  --------      --------
                                                                  --------      --------

Weighted average limited partnership units outstanding......    46,098,284    46,098,284
                                                                ----------    ----------
                                                                ----------    ----------
     Diluted earnings........................................      $  0.57      $   0.57
                                                                  --------      --------
                                                                  --------      --------
Weighted average limited partnership units and equivalent
  partnership units outstanding.............................    56,085,943    55,341,276
                                                                ----------    ----------
                                                                ----------    ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-JUNE 30, 2002
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
             SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED) (IN $000'S)

                                                  LIMITED PARTNERS'
                                                        EQUITY
                                     GENERAL    ----------------------   HELD IN TREASURY     TOTAL
                                    PARTNER'S   DEPOSITARY   PREFERRED   ----------------   PARTNERS'
                                     EQUITY       UNITS        UNITS     AMOUNTS    UNITS     EQUITY
                                     ------       -----        -----     -------    -----     ------
Balance, December 31, 2001........   $23,651    $  996,701    $92,198    $(11,921)  1,137   $1,100,629
Comprehensive income:
    Net earnings..................       646        31,832      --          --       --         32,478
    Reversal of unrealized losses
      on securities available for
      sale........................       202         9,946      --          --       --         10,148
    Adjustment to reverse
      unrealized loss on
      investment securities
      reclassified to notes
      receivable..................       131         6,451      --          --       --          6,582
                                     -------    ----------    -------    --------   -----   ----------
Comprehensive income..............       979        48,229      --          --       --         49,208
Pay-in-kind distribution..........     --           (2,277)     2,277       --       --         --
                                     -------    ----------    -------    --------   -----   ----------
Balance, June 30, 2002............   $24,630    $1,042,653    $94,475    $(11,921)  1,137   $1,149,837
                                     -------    ----------    -------    --------   -----   ----------
                                     -------    ----------    -------    --------   -----   ----------

    Accumulated other comprehensive loss at June 30, 2002 was ($447).

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-JUNE 30, 2002
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                                ----       ----
                                                                  (IN $000'S)
Cash flows from operating activities:
    Net earnings............................................  $ 32,478   $ 32,046
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization.......................    10,113      7,902
        Gain on sale of marketable equity securities........     --        (1,334)
        Gain on sales and disposition of real estate........    (1,639)    (1,362)
        Write-down of equity securities available for
          sale..............................................     8,476      --
        Provision for loss on real estate...................       926
        Minority interest in net earnings of Stratosphere
          Corporation.......................................       996        797
        Equity in earnings of GB Holdings, Inc..............    (1,687)      (675)
        Changes in operating assets and liabilities:
            Decrease (increase) in land and construction-in
              progress......................................     6,475     (1,852)
            Increase in accounts payable, accrued expenses
              and other liabilities.........................     8,040      8,641
            Increase in receivables and other assets........    (3,654)    (2,613)
                                                              --------   --------
                Net cash provided by operating activities...    60,524     41,550
                                                              --------   --------
Cash flows from investing activities:
    Decrease (increase) in mortgages and notes receivable...     2,399    (16,088)
    Net proceeds from the sales and disposition of real
      estate................................................     5,554      2,061
    Principal payments received on leases accounted for
      under the financing method............................     3,167      3,463
    Additions to hotel, casino and resort operating
      property..............................................    (1,720)   (41,630)
    Additions to rental real estate.........................      (247)      (424)
    Increase in investment in U.S. Government and Agency
      Obligations...........................................    (5,184)    (8,173)
    (Increase) decrease in marketable equity & debt
      securities............................................    (1,904)    13,891
    Decrease in due to affiliate............................   (69,080)    (9,038)
    Other...................................................      (403)     --
                                                              --------   --------
                Net cash used in investing activities.......   (67,418)   (55,938)
                                                              --------   --------
Cash flows from financing activities:
    Debt:
        Payments on mortgages payable.......................      (167)      (182)
        Periodic principal payments.........................    (3,593)    (3,409)
        Balloon payments....................................     --        (2,463)
                                                              --------   --------
                Net cash used in financing activities.......    (3,760)    (6,054)
                                                              --------   --------
Net decrease in cash and cash equivalents...................  $(10,654)  $(20,442)
Cash and cash equivalents, beginning of year................    61,015    147,705
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 50,361   $127,263
                                                              --------   --------
                                                              --------   --------
Supplemental information:
    Cash payments for interest, net of amounts
      capitalized...........................................  $  7,406   $  7,188
                                                              --------   --------
                                                              --------   --------
Supplemental schedule of noncash investing and financing
  activities:
    Reclassification of real estate to operating lease......  $  --      $  4,481
    Reclassifications from hotel and resort operating
      properties............................................     --        (1,167)
    Reclassification of real estate from financing lease....     --        (4,481)
    Reclassification of real estate to
      construction-in-progress..............................     --         1,167
    Reclassification from marketable equity and debt
      securities............................................   (19,804)     --
    Reclassification to mortgages and notes receivable......    19,804      --
                                                              --------   --------
                                                              $  --      $  --
                                                              --------   --------
                                                              --------   --------
Net unrealized losses on securities available for sale......  $   (447)  $   (744)
                                                              --------   --------
                                                              --------   --------
Increase in equity and debt securities......................  $  --      $  2,500
                                                              --------   --------
                                                              --------   --------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q-JUNE 30, 2002
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

    The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 2001.

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the Company's net earnings.

    The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2. RELATED PARTY TRANSACTIONS

    a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the 'Audit Committee'). For the three and six months ended June 30, 2002 the Company paid rent of approximately $38,000 and $74,000, respectively and for the three and six months ended June 30, 2001 the Company paid rent of approximately $35,000 and $70,000, respectively.

    b. Stratosphere Corp. ('Stratosphere') received from affiliates of the General Partner approximately $400,000 and $876,000 as reimbursement for administrative services performed by Stratosphere personnel during the three and six months ended June 30, 2002, respectively. For the three and six months ended June 30, 2001, Stratosphere received approximately $344,000 and $449,000, respectively.

    Stratosphere recorded hotel revenue of approximately $39,000 and $97,000 for the three and six months ended June 30, 2002, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner. For the three and six months ended June 30, 2001, Stratosphere recorded hotel revenue of approximately $177,000 and $309,000, respectively.

    c. As of August 1, 2002 affiliates of Carl C. Icahn ('Icahn'), the Chairman of the Board of the General Partner, own 8,073,466 Preferred Units and 39,706,836 Limited Partnership Units.

    d. See Note 4 regarding Note Receivable -- Affiliate and Note 6 regarding Equity Interest in GB Holdings, Inc.

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

    The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere and the Plaintiffs then filed Motions for Summary Judgement. The District Court granted and denied in part each of the parties respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere had already commenced these renovations prior to the Court's order and completed these renovations in June 2002.

    b. In January 2002, the Cape Cod Commission, a regional planning body created in 1989, concluded that the Company's New Seabury development is within its jurisdiction. The proposed residential and commercial development is allowed under a special permit issued for the property in 1964.

    In February 2002, New Seabury Properties LLC, the Company's subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the administrative decision by the Cape Cod Commission. The Court has not yet rendered its decision. The Company cannot predict the effect on the development process if it loses the appeal.

    c. Tiffiny Decorating Company ('Tiffiny'), a subcontractor to Great Western Drywall ('Great Western'), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (collectively referred to as the 'Stratosphere Parties'), Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada, has been consolidated with the case brought by Tiffiny.

    The initial complaint brought by Tiffiny asserts that Tiffiny performed certain construction services at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of $521,562 against Great Western, the Statosphere Parties, and the other defendants, which the Stratosphere Parties contend has been paid to Great Western for payment to Tiffiny.

    Great Western is alleging that it is owed payment from the Stratosphere Parties for work performed and for delay and disruption damages. Great Western is claiming damages in the sum of $3,935,438 plus interest, costs and legal fees from the Stratosphere Parties. This amount apparently includes the Tiffiny claim.

    The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059 is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. This amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

    d. In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

    e. In January 2002, Kmart Corp., a tenant leasing seven properties owned by the Company which represent approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases have been rejected representing approximately $713,000 in annual rents. The related properties are being held for sale. The Company previously recorded a provision for loss on real estate of approximately $1.9 million on these four properties in the year ended December 31, 2001. As of August 1, 2002, the Company has not been notified regarding the three remaining leases representing approximately $661,000 in annual rents. The tenant is current in its rent payments on these three leases. At June 30, 2002, the carrying value of the seven properties was approximately $6,826,000, which reflects the Company's estimate of net realizable value.

    f. In September 2001, Ames Department Stores, a tenant in a property owned by the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The tenant rejected the lease effective March 15, 2002. The annual rent for this property was approximately

$327,000. At June 30, 2002, the carrying value of this property was approximately $2,158,000, which reflects the Company's estimate of net realizable value.

4. NOTE RECEIVABLE-AFFILIATE

    On December 27, 2001, the Company entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which the Company made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of (i) $250 million aggregate market value of the Company's units owned by affiliates of Mr. Icahn (approximately 21.1 million depositary units and 7.7 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares were represented to have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own the Company's units. The loan bears interest, payable semi-annually at a per annum rate equal to the greater of (i) 3.9% and (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rates during the three months ended March 31, 2002 and June 30, 2002 was 3.90% and 4.03%, respectively. The loan must be prepaid in an amount of up to $125 million to the extent that the Company requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. The Company entered into this transaction to earn interest income on a secured investment. In the event of a loan default, the Company would at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. Accrued interest income of approximately $2.6 million and $5.0 million was recorded on this loan in the three and six months ended June 30, 2002, respectively, and is included in 'Interest income on U.S. Government and Agency obligations and other investments' in the Consolidated Statements of Earnings. Pursuant to the loan agreement, on July 1, 2002, Mr. Icahn paid approximately $5.1 million to the Company, representing accrued interest to June 30, 2002.

5. HOTEL, CASINO AND RESORT OPERATING PROPERTIES

    a. Stratosphere Hotel and Casino

    The Company owns approximately 51% of Stratosphere and consolidates Stratosphere in its financial statements. Stratosphere owns and operates the Stratosphere Tower Casino and Hotel located in Las Vegas, Nevada.

    On February 1, 2002 the Company entered into a merger agreement with Stratosphere under which the Company will acquire the remaining shares of Stratosphere that the Company does not currently own. The Company currently owns approximately 51% of Stratosphere and an Icahn affiliate owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by the Company in September 2000.

    Under the agreement the stockholders who are unaffiliated with Mr. Icahn will receive a cash price of $45.32 per share (approximately $9.6 million) and the Icahn related stockholders other than the Company will receive a cash price of $44.33 per share (approximately $34.7 million). The Company will pay an aggregate of approximately $44.3 million for the Stratosphere shares. Stratosphere filed a Preliminary Proxy Statement with the Securities and Exchange Commission on March 14, 2002 and expects this transaction to be completed in the fourth quarter of 2002.

    The acquisition by the Company of the minority shares will be accounted for as a purchase in accordance with Financial Accounting Standards Board ('FASB') Statement No. 141, 'Business Combinations.' The acquisition by the Company of the common stock held by an Icahn affiliate will be recorded at historical cost.

    Stratosphere's operations for the three and six months ended June 30, 2002 and 2001 have been included in 'Hotel and casino operating income and expenses' in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $3,319,000 and $6,636,000 of depreciation and amortization for the three and six months ended June 30, 2002, respectively, and $2,229,000 and $4,652,000 of depreciation and amortization for the three and six months ended June 30, 2001, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

    b. Hotel and Resort Operating Properties

    Hotel and resort operations for the three and six months ended June 30, 2002 and 2001 have been included in 'Hotel and resort operating income and expenses' in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $552,000 and $921,000 of depreciation and amortization for the three and six months ended June 30, 2002, respectively and $325,000 and $648,000 of depreciation and amortization for the three and six months ended June 30, 2001, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

6. EQUITY INTEREST IN GB HOLDINGS, INC.

    In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission (the 'Casino Control Commission') and in accordance with a prior agreement repurchased its interest in the Sands Hotel and Casino (the 'Sands'), located in Atlantic City New Jersey, from affiliates of the General Partner. As a result, the Company acquired approximately 3.6 million common shares (36%) of GB Holdings Inc. and $26.9 million face amount of GB Property First Mortgage Notes. The Company paid approximately $69.1 million to reacquire its interests representing the affiliates advances plus accrued interest of approximately $11 million. In accordance with the agreement, interest was accrued from March 2000 to May 2002 at an annual rate of 1 1/2% over the prime rate. Interest expense of approximately $353,000 and $919,000 was recorded on this obligation in the three and six months ended June 30, 2002, respectively, and interest expense was $1,357,000 and $3,052,000 in the three and six months ended June 30, 2001, respectively. As required by the New Jersey Casino Control Act, (the 'Casino Control Act') the Partnership Agreement was amended to provide that securities of the Company are held subject to the condition that if a holder thereof is found to be disqualified by the Casino Control Commission, pursuant to the provisions of the Casino Control Act, such holder shall dispose of his interest in the Company in accordance with the Casino Control Act.

7. MARKETABLE EQUITY AND DEBT SECURITIES

    The Company has equity and debt investments in Philip Services Corp. ('Philips') which were classified as available-for-sale investments at December 31, 2001.

    The market value of Philips' common stock has declined steadily since it was acquired by the Company. Based on a review of Philips' financial statements during the second quarter of 2002, management of the Company has deemed the decrease in value to be other than temporary. As a result, the Company wrote down its investment in Philips' common stock by a charge to earnings of approximately $8.5 million in the quarter ended June 30, 2002. This investment had been previously written down by approximately $6.8 million in charges to other comprehensive income ('OCI'). Such amount has been removed from OCI and is included in the above-mentioned $8.5 million charge to earnings. The Company's adjusted carrying value of Philips' common stock is approximately $1 million at June 30, 2002.

    The Company also has a participation in Philips' debt with an original cost at the date of their acquisition of approximately $19.7 million. At December 31, 2001, such notes were classified as available-for-sale securities and were written down through charges to OCI, to an estimated fair market value of approximately $13.2 million at June 30, 2002. Upon concluding its review of these investments in the second quarter of 2002, management determined that such investments were more properly classified as notes receivable. Approximately $6.6 million of charges to OCI were reversed and the investments were re-classified at their original cost to 'Mortgages and notes receivable' at June 30, 2002. These adjustments had no effect on the Company's reported earnings for the three months and six months ended June 30, 2002.

8. MORTGAGES AND NOTES RECEIVABLE

    The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developer's ownership interest in the property. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company's mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

    a. In May 2002, the Company received approximately $31.3 million for prepayment of two mezzanine loans on a New York City condominium property. The Company had advanced $23 million to the developer. The balance of the prepayment $8.3 million represented accrued interest ($7.9 million) and exit fees ($.4 million) which amounts were recognized as interest income and other income, respectively, in the Consolidated Statements of Earnings for the three and six months ended June 30, 2002.

    b. At June 30, 2002, the Company had funded approximately $20.6 million of mezzanine loans and had commitments to fund, under certain conditions, additional advances of approximately $7.7 million. At June 30, 2002, accrued interest of approximately $1.3 million has been deferred pending receipt of principal and interest payments, in connection with these loans.

9. PREFERRED UNITS

    Pursuant to the terms of the Preferred Units, on February 22, 2002, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2002 to holders of record as of March 15, 2002. A total of 444,332 additional Preferred Units were issued. As of June 30, 2002, 9,330,963 Preferred Units are issued and outstanding.

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

    For the three and six months ended June 30, 2002 and 2001, basic and diluted earnings per weighted average limited partnership unit are detailed as follows:

                                                                 THREE MONTHS
                                                                      ENDED
                                                              -------------------
                                                              6/30/02      6/30/01
                                                              -------      -------
Basic:
    Earnings before property and securities transactions....   $ .47         $.29
    Net (loss) gain from property and securities
      transactions..........................................    (.20)         .03
                                                               -----         ----
        Net earnings........................................   $ .27         $.32
                                                               -----         ----
                                                               -----         ----
Diluted:
    Earnings before property and securities transactions....   $ .41         $.27
    Net (loss) gain from property and securities
      transactions..........................................    (.17)         .02
                                                               -----         ----
        Net earnings........................................   $ .24         $.29
                                                               -----         ----
                                                               -----         ----

                                                                   SIX MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              6/30/02       6/30/01
                                                              -------       -------
Basic:
    Earnings before property and securities transactions....   $.81          $.57
    Net (loss) gain from property and securities
      transactions..........................................   (.17)          .06
                                                               ----          ----
        Net earnings........................................   $.64          $.63
                                                               ----          ----
                                                               ----          ----
Diluted:
    Earnings before property and securities transactions....   $.71          $.52
    Net (loss) gain from property and securities
      transactions..........................................   (.14)          .05
                                                               ----          ----
        Net earnings........................................   $.57          $.57
                                                               ----          ----
                                                               ----          ----

11. COMPREHENSIVE INCOME

    The components of comprehensive income include net income and certain amounts previously reported directly in equity.

    Comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows (in $000's):

                                                                  THREE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              6/30/02       6/30/01
                                                              -------       -------
Net income..................................................  $13,656       $16,215
Net reversal of unrealized losses on securities avaialble
  for sale..................................................   12,065            --
Adjustment to reverse unrealized loss on investment
  securities reclassified to notes receivable...............    6,582            --
Unrealized losses on securities available for sale..........       --        (1,459)
                                                              -------       -------
Comprehensive income........................................  $32,303       $14,756
                                                              -------       -------
                                                              -------       -------

                                                                   SIX MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              6/30/02       6/30/01
                                                              -------       -------
Net income..................................................  $32,478       $32,046
Sale of debt securities available for sale..................       --         3,896
Net reversal of unrealized losses on securities available
  for sale..................................................   10,148            --
Adjustment to reverse unrealized loss on investment
  securities reclassified to notes receivable...............    6,582            --
Unrealized losses on securities available for sale..........       --          (744)
                                                              -------       -------
Comprehensive income........................................  $49,208       $35,198
                                                              -------       -------
                                                              -------       -------

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

    The revenues and net earnings for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2002 and 2001 (in $000's).

                                                                 THREE MONTHS
                                                                      ENDED
                                                              -------------------
                                                              6/30/02      6/30/01
                                                              -------      -------
Revenues:
    Hotel & casino operating income.........................  $38,850       $33,508
    Rental real estate......................................   10,566        11,157
    Land, house and condominium sales.......................   15,331        10,163
    Hotel & resort operating income.........................    5,330         4,482
    Other investments.......................................   10,180         1,884
                                                              -------       -------
        Sub-total...........................................   80,257        61,194
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......    4,101         7,988
                                                              -------       -------
        Total revenues......................................  $84,358       $69,182
                                                              -------       -------
                                                              -------       -------
Net earnings:
  Segment earnings:
    Rental real estate......................................  $ 8,484       $ 9,873
    Land, house and condominium development.................    4,491         2,179
    Hotel and resort operating properties...................    1,159           647
    Hotel and casino operating properties...................    5,786         2,731
    Other investments.......................................   10,180         1,884
                                                              -------       -------
        Total segment earnings..............................   30,100        17,314
Write-down of equity securities available for sale..........   (8,476)           --
Other expenses net..........................................   (7,968)       (1,099)
General partner's share of net income.......................     (272)         (323)
                                                              -------       -------
        Net earnings-limited partner unitholders............  $13,384       $15,892
                                                              -------       -------
                                                              -------       -------

                                                                 THREE MONTHS
                                                                      ENDED
                                                              -------------------
                                                              6/30/02      6/30/01
                                                              -------      -------
Revenues:
    Hotel & casino operating income.........................  $ 76,001       $ 66,765
    Rental real estate......................................    21,366         21,708
    Land, house and condominium sales.......................    34,460         20,927
    Hotel & resort operating income.........................     8,184          7,214
    Other investments.......................................    13,513          3,941
                                                              --------       --------
        Sub-total...........................................   153,524        120,555
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......     9,267         15,534
                                                              --------       --------
        Total revenues......................................  $162,791       $136,089
                                                              --------       --------
                                                              --------       --------

                                                  (table continued on next page)

(table continued from previous page)

                                                                    SIX MONTHS
                                                                       ENDED
                                                              -----------------------
                                                              6/30/02        6/30/01
                                                              -------        -------
Net earnings:
  Segment earnings:
    Rental real estate......................................  $ 17,759       $ 19,406
    Land, house and condominium development.................     9,791          5,514
    Hotel and resort operating properties...................       900            543
    Hotel and casino operating properties...................    11,300          6,841
    Other investments.......................................    13,513          3,941
                                                              --------       --------
        Total segment earnings..............................    53,263         36,245
Write-down of equity securities available for sale..........    (8,476)            --
Other expenses net..........................................   (12,309)        (4,199)
General partner's share of net income.......................      (646)          (638)
                                                              --------       --------
        Net earnings-limited partner unitholders............  $ 31,832       $ 31,408
                                                              --------       --------
                                                              --------       --------

13. NEW ACCOUNTING PRONOUNCEMENTS

    As of January 1, 2002 the Company has adopted the Statements of Financial Accounting Standards Nos. 141, 142 and 144 (SFAS 141, SFAS 142 and SFAS 144) 'Business Combinations', 'Goodwill and Other Intangible Assets' and 'Accounting for the Impairment or Disposal of Long-Lived Assets.' In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS's Nos. 4, 44 and 64 which required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company will adopt the provisions of SFAS No. 145 effective
January 1, 2003. The adoption of SFAS 141, SFAS 142, SFAS 144 and SFAS No. 145 has not had any material impact on the Company's consolidated financial statements.

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

    Expenses relating to environmental clean-up have not had a material effect on the earnings, capital expenditures, or competitive position of the Company. Management believes that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that the Company will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. As leases are rejected in bankruptcy, or properties are vacated by tenants, the Company's exposure to environmental clean-up costs may increase. The Company completed Phase I Environmental Site Assessments on most of its properties by third-party consultants. Based on the results of these Phase I Environmental Site Assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed.

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

    The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately thirty-five updates are expected to be completed in 2002 with another forty scheduled for the year 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    Gross revenues increased by $15,176,000, or 21.9%, during the three months ended June 30, 2002 as compared to the same period in 2001. This increase reflects increases of $5,342,000 in hotel and casino operating income, $5,180,000 in interest income on U.S. Government and Agency Obligations and other investments, $5,168,000 in land, house and condominium sales, $848,000 in hotel and resort operating income and $549,000 in dividend and other income partially offset by decreases of $1,320,000 in equity in earnings of GB Holdings, Inc., $442,000 in financing lease income and $149,000 in rental income. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues as a result of increased room capacity brought about by the hotel expansion. The average daily rate ('ADR') decreased $1 to $49 and percentage occupancy decreased approximately 8% to 90.2%. The increase in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to interest earned on the prepayment of a mezzanine loan, partially offset by a decline in interest rates on U.S. Government and Agency obligations. The increase in land, house and condominium sales is primarily due to an increase in the number of units sold. The increase in hotel and resort operating income is primarily attributable to increased revenues at New Seabury as prior period revenues were negatively impacted by construction activities. The decrease in equity in earnings of GB Holdings, Inc. is primarily due to decreased casino revenue partially offset by decreased casino expenses.

    Expenses increased by $6,498,000, or 12.0%, during the three months ended June 30, 2002 as compared to the same period in 2001. This increase reflects increases of $2,856,000 in the cost of land, house and condominium sales, $2,273,000 in hotel and casino operating expenses, $1,352,000 in depreciation and amortization, $798,000 in rental property expenses, $336,000 in hotel and resort operating expenses and $166,000 in general and administrative expenses partially offset by a decrease of $1,283,000 in interest expense. The increase in the cost of land, house and condominium sales is due to the increased sales as discussed above. Costs as a percentage of sales decreased from 79% in 2001 to 71% in 2002 primarily due to higher margin sales in 2002. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales declined from 92% in 2001 to 85% in 2002 as hotel and casino revenues increased at a greater rate than hotel and casino expenses. The increase in depreciation expense is primarily attributable to the expansion of the Stratosphere hotel and casino. The increase in property expenses is primarily due to an increase in expenses related to off-lease properties and expenses of the New Seabury development litigation. The decrease in interest expense is primarily due to repayment of debt to affiliates in May of 2002 in connection with the Sands repurchase obligation, as well as decreased interest rates prior to repayment.

    Earnings from land, house and condominium operations increased in the second quarter of 2002 compared to the second quarter of 2001. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business segment unless mitigated by the purchase of land, development and sale of units in approved sub-divisions.

    As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues and expenses have increased. Increased room capacity provided more hotel guests thereby increasing revenues. Management anticipates decreased hotel and casino operating revenues in the third quarter of 2002, compared to the third quarter of 2001, due to the general economic conditions and increased competition from high-end casino hotels. Management anticipates that fourth quarter 2002 hotel and casino operating revenues may improve, as compared to the fourth quarter of 2001 which was severely impacted by the September 11, 2001 terrorist attacks. As a result of a new collective bargaining agreement which is retroactive to June 1, 2002, payroll and related expenses are expected to increase by $1 million for the remainder of 2002.

    Earnings before property and securities transactions and minority interest increased during the three months ended June 30, 2002 by $8,678,000 as compared to the same period in 2001.

    A provision for loss on real estate of $926,000 was recorded in the three months ended June 30, 2002. There was no such provision in the comparable period of 2001.

    Gain on property transactions decreased by $1,362,000 during the three months ended June 30, 2002 as compared to the same period in 2001 as there were no property dispositions in the quarter ended June 30, 2002.

    A write-down of equity securities available for sale of $8,476,000 was recorded in the three months ended June 30, 2002. No such write-down was recorded in the comparable period in 2001.

    Minority interest in the net earnings of Stratosphere Corporation increased by $473,000 during the three months ended June 30, 2002 as compared to the same period in 2001 due to an increase in Stratosphere's net income.

    Net earnings for the three months ended June 30, 2002 decreased by $2,559,000 as compared to the three months ended June 30, 2001 primarily due to the write-down of equity securities ($8.5 million), decreased earnings from property transactions ($2.3 million), decreased equity in earnings of GB Holdings, Inc. ($1.3 million), increased depreciation and amortization ($1.3 million) and increased rental property expenses ($.8 million) partially offset by increased interest income ($5.2 million), increased earnings from hotel and casino operations ($3.1 million), increased earnings from land, house, and condominium sales ($2.3 million) and decreased interest expense ($1.3 million).

    Diluted earnings per weighted average limited partnership unit outstanding before property and security transactions were $.41 in the three months ended June 30, 2002 compared to $.27 in the comparable period of 2001, and net loss from property and securities transactions was $.17 in the three months ended June 30, 2002 compared to a net gain of $.02 in the comparable period of 2001. Diluted earnings per weighted average limited partnership unit outstanding totalled $.24 in the three months ended June 30, 2002 compared to $.29 in the comparable period of 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

    Gross revenues increased by $26,702,000, or 19.6%, during the six months ended June 30, 2002 as compared to the same period in 2001. This increase reflects increases of $13,533,000 in land, house and condominium sales, $9,236,000 in hotel and casino operating income, $2,262,000 in interest income on U.S. Government and Agency Obligations and other investments, $1,182,000 in equity in earnings of GB Holdings, Inc., $970,000 in hotel and resort operating income, and $587,000 in rental income partially offset by decreases of $929,000 in financing lease income and $139,000 in dividend and other income. The increase in land, house and condominium sales is primarily due to an increase in the number of units sold. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues as a result of increased room capacity brought about by the hotel expansion. The average daily rate ('ADR') remained at $49; however, percentage occupancy decreased approximately 10% to 88.1%. The increase in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to interest earned on a mezzanine loan, partially offset by a decline in interest rates on U.S. Government and Agency obligations. The increase in equity in earnings of GB Holdings, Inc. is primarily due to decreased casino expenses. The increase in hotel and resort operating income is primarily attributable to increased revenues at New Seabury as prior period revenues were negatively impacted by construction activities. The increase in rental income is primarily attributable to reclassifications of financing leases to operating leases. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization.

    Expenses increased by $15,612,000, or 14.7%, during the six months ended June 30, 2002 as compared to the same period in 2001. This increase reflects increases of $9,256,000 in the cost of land, house and condominium sales, $4,777,000 in hotel and casino operating expenses, $2,211,000 in depreciation and amortization, $1,305,000 in rental property expenses and $613,000 in hotel and resort operating expenses partially offset by decreases of $2,448,000 in interest expense and $102,000 in general and administrative expenses. The increase in the cost of land, house and condominium sales is due to the increased sales as discussed above. Costs as a percentage of sales decreased from 74% in 2001 to 72% in 2002 primarily due to higher margin sales in 2002. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales declined from 90% in 2001 to 85% in 2002 as hotel and casino revenues increased at a greater rate than hotel and casino expenses. The increase in depreciation expense is primarily attributable to the expansion of the Stratosphere Hotel and Casino. The increase in property expenses is primarily due to an increase in expenses related to off-lease properties and expenses of the New Seabury development litigation. The increase in hotel and resort operating expenses is primarily due to increased costs associated with increased revenue at New Seabury. The decrease in interest expense is primarily due to repayment of debt to affiliates in May of 2002 in connection with the Sands repurchase obligation, as well as decreased interest rates prior to repayment.

    Earnings from land, house and condominium operations increased in the six months ended June 30, 2002 as compared to the same period in 2001. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business segment unless mitigated by the purchase of land, development and sale of units in approved sub-divisions.

    As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues and expenses have increased. Increased room capacity provided more hotel guests thereby increasing revenues. Management anticipates decreased hotel and casino operating revenues in the third quarter of 2002, compared to the third quarter of 2001, due to general economic conditions and increased competition from high-end casino hotels. Management anticipates that fourth quarter 2002 hotel and casino operating revenues may improve, as compared to the fourth quarter of 2001 which was severely impacted by the September 11, 2001 terrorist attacks. As a result of a new collective bargaining agreement, retroactive to June 1, 2002, payroll and related expenses are expected to increase by $1 million for the remainder of 2002.

    Earnings before property and securities transactions and minority interest increased during the six months ended June 30, 2002 by $11,090,000 as compared to the same period in 2001.

    A provision for loss on real estate of $926,000 was recorded in the six months ended June 30, 2002. There was no such provision in the comparable period of 2001.

    Gain on property transactions increased by $277,000 during the six months ended June 30, 2002 as compared to the same period in 2001 due to the size and number of transactions.

    Gain on sale of marketable equity securities decreased by $1,334,000 during the six months ended June 30, 2002 as compared to the same period in 2001 as there were no such dispositions in 2002.

    A write-down of equity securities available for sale of $8,476,000 was recorded in the six months ended June 30, 2002. No such write-down was recorded in the comparable period in 2001.

    Minority interest in the net earnings of Stratosphere Corporation increased by $199,000 during the six months ended June 30, 2002 as compared to the same period in 2001 due to an increase in Stratosphere's net income.

    Net earnings for the six months ended June 30, 2002 increased by $432,000 as compared to the six months ended June 30, 2001 primarily due to increased earnings from hotel and casino operations ($4.5 million), increased earnings from land, house, and condominium sales ($4.3 million), reduced interest expense ($2.4 million), increased interest income ($2.3 million) and increased equity in earnings of GB Holdings Inc. ($1.2 million) partially offset by a write-down of equity securities available for sale ($8.5 million), increased depreciation and amortization ($2.2 million), increased rental property expenses ($1.3 million), decreased gain on marketable equity securities
($1.3 million) and decreased earnings from property transactions ($.6 million).

    Diluted earnings per weighted average limited partnership unit outstanding before property and security transactions were $.71 in the six months ended June 30, 2002 compared to $.52 in the comparable period of 2001, and net loss from property and securities transactions was $.14 in the six months ended June 30, 2002 compared to a net gain of $.05 in the comparable period of 2001. Diluted earnings per weighted average limited partnership unit outstanding totalled $.57 in the six months ended June 30, 2002 compared to $.57 in the comparable period of 2001.

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

    The following table reflects the Company's contractual cash obligations due over the indicated periods and when they expire (in $ millions):

                                               LESS THAN    1-3     4-5     AFTER
                                                1 YEAR     YEARS   YEARS   5 YEARS    TOTAL
                                                ------     -----   -----   -------    -----
Mortgages payable............................    $ 7.4     $23.0   $42.5    $90.1     $163.0
Mezzanine loan commitments...................      7.7      --      --       --          7.7
Acquisition of minority interest in
  Stratosphere...............................     44.3      --      --       --         44.3
Construction and development obligations.....     16.2      --      --       --         16.2
                                                 -----     -----   -----    -----     ------
    Total....................................    $75.6     $23.0   $42.5    $90.1     $231.2
                                                 -----     -----   -----    -----     ------
                                                 -----     -----   -----    -----     ------

    In 2002, fourteen leases covering fourteen properties and representing approximately $2.1 million in annual rentals are scheduled to expire. Seven leases, originally representing approximately $916,000 in annual rental income, were renewed for approximately $625,000 in annual rentals. Such renewals are generally for a term of five years. Seven leases with annual rental income of approximately $1,194,000 were not renewed and are currently being marketed for sale or lease.

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

    During the six months ended June 30, 2002, the Company generated approximately $32.1 million in cash flow from day-to-day operations which excludes approximately $28.5 million in cash flow from the operations of Bayswater and Stratosphere which are being retained for their operations.

    Capital expenditures for real estate, excluding hotel and casino operating property, were approximately $1.5 million during the six months ended June 30, 2002.

    During the six months ended June 30, 2002, net cash flow after payment of maturing debt obligations and capital expenditures was approximately $30.6 million which was added to the Company's operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company's operating cash reserves are approximately $203 million at June 30, 2002, (not including the cash from capital transactions or from the 1997 Offering which is being retained for investment). The current economic conditions and the continuing terrorist threat may decrease the Company's cash flow from rental and investment activities requiring the use of cash reserves for (i) repayment of debt obligations, (ii) tenant and other capital requirements and (iii) other contingencies including environmental matters. Cash reserves may also be used for real estate acquisitions and for other investments in order to further diversify the Company's portfolio of assets.

    In February 2002, the Company entered into a merger agreement with Stratosphere under which, the Company, subject to certain conditions, will acquire the remaining shares of Stratosphere that it does not currently own from affiliates of Icahn and public shareholders for approximately $44.3 million. This transaction is expected to be completed in the fourth quarter of 2002.

    In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission and repurchased its interests in the Sands from affiliates of the General Partner, for approximately $69.1 million.

    The Company's cash and cash equivalents and investment in U.S. Government and Agency obligations decreased by $5.5 million during the six months ended June 30, 2002, primarily due to repurchase of Sands interests ($69.1 million), mezzanine loan advances ($20.6 million) and miscellaneous and other items ($3.5 million) partially offset by net cash flow from operations ($30.6 million), net cash flow from Bayswater and Stratosphere operations ($28.5 million), mezzanine loan repayments ($23 million) and property dispositions ($5.6 million).

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

    The Company invests in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, the Company will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at June 30, 2002, would decline by approximately $2 million.

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

    The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere and the Plaintiffs then filed Motions for Summary Judgement. The District Court granted and denied in part each of the parties respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere had already commenced these renovations prior to the Court order and completed these renovations in June 2002. On April 5, 2002, plaintiffs filed a motion seeking attorney's fees of approximately $50,000. Stratosphere has opposed the motion on the basis that the fees sought are excessive. The court has yet to rule on plaintiffs' motion.

    b. In January 2002, a regional planning body created in 1989, the Cape Cod Commission concluded that the Company's New Seabury development is within its jurisdiction. The proposed residential and commercial development is allowed under a special permit issued for the property in 1964.

    In February 2002, New Seabury Properties LLC, the Company's subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the administrative decision by the Cape Cod Commission. The Court has not yet rendered its decision. The Company cannot predict the effect on the development process if it loses the appeal.

    c. Tiffiny Decorating Company ('Tiffiny'), a subcontractor to Great Western Drywall ('Great Western'), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (Stratosphere Corporation, Stratosphere Development, LLC and American Real Estate Holding Limited Partnership are herein collectively referred to as the 'Stratosphere Parties'), Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada, has been consolidated with the case brought by Tiffiny.

    The initial complaint brought by Tiffiny asserts that Tiffiny performed certain services on construction at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of $521,562 against Great Western, the Statosphere Parties, and the other defendants, which the Stratosphere Parties contend have been paid to Great Western for payment to Tiffiny.

    Great Western is alleging that it is owed payment from the Stratosphere Parties for work performed and for delay and disruption damages. Great Western is claiming damages in the sum of $3,935,438 plus interest, costs and legal fees from the Stratosphere Parties. This amount apparently includes the Tiffiny claim.

    The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059 is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. This amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

    d. In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits A-1 -- Certification of Principal Financial Officer
                 A-2 -- Certificaion of Principal Executive Officer

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

Date: August 14, 2002