Form 10-Q
period 2002-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2002-11-14
CIK 813762

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)

   [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO __________

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

================================================================================

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    September 30, 2002 and December 31, 2001................      2

    Consolidated Statements of Earnings  --
    Three Months Ended September 30, 2002 and 2001..........      3

    Consolidated Statements of Earnings  --
    Nine Months Ended September 30, 2002 and 2001...........      4

    Consolidated Statement of Changes In Partners' Equity
    and Comprehensive Income
    Nine Months Ended September 30, 2002....................      5

    Consolidated Statements of Cash Flows  --
    Nine Months Ended September 30, 2002 and 2001...........      6

    Notes to Consolidated Financial Statements..............      7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS...................................     14

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISKS....................................     20

    ITEM 4. CONTROLS AND PROCEDURES.........................     21

PART II. OTHER INFORMATION..................................     22

    Item 1. Legal Proceedings...............................     22

    Item 6. Exhibits and Reports on Form 8-K................     23

    Certification -- Section 906 of the Sarbanes-Oxley Act
    of 2002................................................      25

    Certification -- Section 302(a) of the Sarbanes-Oxley
     Act of 2002............................................     27

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2002

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                                  ----            ----
                                                                      (IN $000'S)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method................   $  170,302      $  176,757
    Accounted for under the operating method, net of
      accumulated depreciation..............................      194,293         181,840
Investment in U.S. Government and Agency obligations........      322,954         313,641
Note receivable due from affiliate..........................      250,000         250,000
Cash and cash equivalents...................................       55,053          61,015
Marketable equity and debt securities.......................       23,739          23,934
Mortgages and notes receivable..............................       55,486          46,848
Equity interest in GB Holdings, Inc. (Sands Hotel and
  Casino)...................................................       39,984          39,936
Hotel, casino and resort operating properties net of
  accumulated depreciation:
    Stratosphere Corporation Hotel and Casino...............      179,067         184,191
    Hotel and resort........................................       43,604          43,990
Land and construction-in-progress...........................       57,876          69,429
Receivables and other assets................................       57,010          60,061
                                                               ----------      ----------
        Total...............................................   $1,449,368      $1,451,642
                                                               ----------      ----------
                                                               ----------      ----------

              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable...........................................   $  160,749      $  166,808
Due to affiliate............................................           --          68,805
Accounts payable, accrued expenses and other liabilities....       52,013          47,967
                                                               ----------      ----------
                                                                  212,762         283,580
                                                               ----------      ----------
Minority interest in Stratosphere Corporation Hotel and
  Casino....................................................       69,303          67,433
                                                               ----------      ----------
Commitments and contingencies (Notes 2 and 3)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,400,000
      authorized; 9,330,963 and 8,886,631 issued and
      outstanding as of Sept. 30, 2002 and Dec. 31, 2001....       95,642          92,198
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................    1,058,604         996,701
General partner.............................................       24,978          23,651
Treasury units at cost:
    1,137,200 depositary units..............................      (11,921)        (11,921)
                                                               ----------      ----------
Partners' equity............................................    1,167,303       1,100,629
                                                               ----------      ----------
        Total...............................................   $1,449,368      $1,451,642
                                                               ----------      ----------
                                                               ----------      ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2002
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  --------------------
                                                                   2002         2001
                                                                   ----         ----
                                                                   (IN $000'S EXCEPT
                                                                     PER UNIT DATA)
Revenues:
    Hotel and casino operating income.......................      $41,146      $39,484
    Land, house and condominium sales.......................       11,177       17,548
    Interest income on financing leases.....................        3,666        4,172
    Interest income on U.S. Government and Agency
      obligations and other investments.....................        5,911        6,627
    Rental income...........................................        6,795        6,912
    Hotel and resort operating income.......................        6,704        6,185
    Dividend and other income...............................          318          915
    Equity in earnings of GB Holdings, Inc. (Sands Hotel and
      Casino)...............................................          411        1,860
                                                                  -------      -------
                                                                   76,128       83,703
                                                                  -------      -------
Expenses:
    Hotel and casino operating expenses.....................       35,418       35,791
    Cost of land, house and condominium sales...............        9,009       13,917
    Hotel and resort operating expenses.....................        4,907        4,380
    Interest expense........................................        3,146        4,711
    Depreciation and amortization...........................        5,432        4,248
    General and administrative expenses.....................        1,734        1,525
    Rental property expenses................................        1,536        1,346
                                                                  -------      -------
                                                                   61,182       65,918
                                                                  -------      -------

Earnings before property and securities transactions and
  minority interest.........................................       14,946       17,785
Other gains and (losses):
    Gain on sales and disposition of real estate............        2,891        --
    Minority interest in net earnings of Stratosphere
      Corporation...........................................         (612)         (14)
                                                                  -------      -------
Net Earnings................................................      $17,225      $17,771
                                                                  -------      -------
                                                                  -------      -------

Net earnings attributable to (Note 11):
    Limited partners........................................      $16,882      $17,417
    General partner.........................................          343          354
                                                                  -------      -------
                                                                  $17,225      $17,771
                                                                  -------      -------
                                                                  -------      -------
Net earnings per limited partnership unit:
    Basic earnings..........................................      $  0.34      $  0.35
                                                                  -------      -------
                                                                  -------      -------

Weighted average limited partnership units outstanding......   46,098,284   46,098,284
                                                               ----------   ----------
                                                               ----------   ----------

    Diluted earnings........................................      $  0.30      $  0.31
                                                                  -------      -------
                                                                  -------      -------

Weighted average limited partnership units and equivalent
  partnership units outstanding.............................   56,607,742   55,587,899
                                                               ----------   ----------
                                                               ----------   ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2002
               CONSOLIDATED STATEMENTS OF EARNINGS -- (CONTINUED)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ----------------------
                                                                    2002          2001
                                                                    ----          ----
                                                                    (IN $000'S EXCEPT
                                                                      PER UNIT DATA)
Revenues:
    Hotel and casino operating income.......................      $117,147      $105,421
    Land, house and condominium sales.......................        45,637        38,475
    Interest income on financing leases.....................        11,392        12,827
    Interest income on U.S. Government and Agency
      obligations and other investments.....................        25,085        23,539
    Rental income...........................................        20,434        19,965
    Hotel and resort operating income.......................        14,888        13,399
    Dividend and other income...............................         2,067         2,803
    Equity in earnings of GB Holdings, Inc. (Sands Hotel and
      Casino)...............................................         2,268         2,535
                                                                  --------      --------
                                                                   238,918       218,964
                                                                  --------      --------
Expenses:
    Hotel and casino operating expenses.....................       100,119        94,887
    Cost of land, house and condominium sales...............        33,678        29,330
    Hotel and resort operating expenses.....................        12,191        11,051
    Interest expense........................................        10,821        14,834
    Depreciation and amortization...........................        15,545        12,150
    General and administrative expenses.....................         5,239         5,132
    Rental property expenses................................         5,142         3,648
                                                                  --------      --------
                                                                   182,735       171,032
                                                                  --------      --------
Earnings before property and securities transactions and
  minority interest.........................................        56,183        47,932
Other gains and (losses):
    Provision for loss on real estate.......................          (926)        --
    Gain on sale of marketable equity and debt securities...         --            1,334
    Write-down of equity securities available for sale......        (8,476)        --
    Gain on sales and disposition of real estate............         4,530         1,362
    Minority interest in net earnings of Stratosphere
      Corporation...........................................        (1,608)         (811)
                                                                  --------      --------
Net earnings................................................      $ 49,703      $ 49,817
                                                                  --------      --------
                                                                  --------      --------

Net earnings attributable to (Note 11):
    Limited partners........................................      $ 48,714      $ 48,826
    General partner.........................................           989           991
                                                                  --------      --------
                                                                  $ 49,703      $ 49,817
                                                                  --------      --------
                                                                  --------      --------
Net earnings per limited partnership unit:
    Basic earnings..........................................      $   0.98      $   0.99
                                                                  --------      --------
                                                                  --------      --------

Weighted average limited partnership units outstanding......    46,098,284    46,098,284
                                                                ----------    ----------
                                                                ----------    ----------

    Diluted earnings........................................      $   0.87      $   0.88
                                                                  --------      --------
                                                                  --------      --------

Weighted average limited partnership units and
  equivalent partnership units outstanding..................    56,259,876    55,423,484
                                                                ----------    ----------
                                                                ----------    ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2002
                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
          NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED) (IN 000'S)

                                                LIMITED PARTNERS' EQUITY
                                     GENERAL    ------------------------   HELD IN TREASURY     TOTAL
                                    PARTNER'S   DEPOSITARY    PREFERRED    ----------------   PARTNERS'
                                     EQUITY        UNITS        UNITS      AMOUNTS    UNITS     EQUITY
                                     ------        -----        -----      -------    -----     ------
Balance, December 31, 2001........   $23,651    $  996,701     $92,198     $(11,921)  1,137   $1,100,629
Comprehensive income:
    Net earnings..................       989        48,714       --           --       --         49,703
    Reversal of unrealized losses
      on securities available for
      sale........................       211        10,384       --           --       --         10,595
    Adjustment to reverse
      unrealized loss on
      investment securities
      reclassified to notes
      receivable..................       131         6,451       --           --       --          6,582
    Net unrealized losses on
      securities available for
      sale........................        (4)         (202)      --           --       --           (206)
                                     -------    ----------     -------     --------   -----   ----------
Comprehensive income..............     1,327        65,347       --           --       --         66,674
Pay-in-kind distribution..........     --           (3,444)      3,444        --       --         --
                                     -------    ----------     -------     --------   -----   ----------
Balance, September 30, 2002.......   $24,978    $1,058,604     $95,642     $(11,921)  1,137   $1,167,303
                                     -------    ----------     -------     --------   -----   ----------
                                     -------    ----------     -------     --------   -----   ----------

    Accumulated other comprehensive losses at September 30, 2002 was ($206).

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2002
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2002       2001
                                                                ----       ----
                                                                  (IN $000'S)
Cash flows from operating activities:
    Net earnings............................................  $ 49,703   $ 49,817
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization.......................    15,545     12,150
        Gain on sale of marketable equity securities........     --        (1,334)
        Gain on sales and disposition of real estate........    (4,530)    (1,362)
        Provision for loss on real estate...................       926      --
        Write-down of equity securities available for
          sale..............................................     8,476      --
        Minority interest in net earnings of Stratosphere
          Corporation.......................................     1,608        811
        Equity in earnings of GB Holdings, Inc. (Sands Hotel
          and Casino).......................................    (2,268)    (2,535)
        Changes in operating assets and liabilities:
            Decrease in land and construction-in progress...     8,753      3,070
            Increase (decrease) in accounts payable, accrued
              expenses and other liabilities................     5,652     (4,561)
            Decrease (increase) in receivables and other
              assets........................................       254       (626)
                                                              --------   --------
                Net cash provided by operating activities...    84,119     55,430
                                                              --------   --------
Cash flows from investing activities:
    Increase in mortgages and notes receivable..............   (23,152)   (15,988)
    Repayments of mortgages and notes receivable............    23,000      --
    Net proceeds from the sales and disposition of real
      estate................................................    13,503      2,061
    Principal payments received on leases accounted for
      under the financing method............................     4,639      5,162
    Additions to hotel, casino and resort operating
      properties............................................    (3,224)   (50,878)
    Additions to rental real estate.........................      (147)      (442)
    Acquisitions of rental real estate......................   (18,217)     --
    Increase in investment in U.S.Government and Agency
      Obligations...........................................    (9,313)    (2,909)
    (Increase) decrease in marketable equity & debt
      securities............................................    (1,904)    12,222
    Decrease in due to affiliate............................   (68,781)    (8,517)
    Other...................................................      (425)     --
                                                              --------   --------
                Net cash used in investing activities.......   (84,021)   (59,289)
                                                              --------   --------
Cash flows from financing activities:
    Debt:
        Payments on mortgages payable.......................      (467)      (186)
        Periodic principal payments.........................    (5,593)    (5,319)
        Balloon payments....................................     --        (3,213)
                                                              --------   --------
                Net cash used in financing activities.......    (6,060)    (8,718)
                                                              --------   --------
Net decrease in cash and cash equivalents...................    (5,962)   (12,577)
Cash and cash equivalents, beginning of period..............    61,015    147,705
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 55,053   $135,128
                                                              --------   --------
                                                              --------   --------
Supplemental information:
    Cash payments for interest, net of amounts
      capitalized...........................................  $ 11,883   $ 11,741
                                                              --------   --------
                                                              --------   --------
Supplemental schedule of noncash investing and financing
  activities:
    Reclassification of real estate to operating lease......  $  --      $  4,481
    Reclassification of real estate from financing lease....     --        (4,481)
    Reclassifications from hotel and resort operating
      properties............................................     --        (1,167)
    Reclassification of real estate to
      construction-in-progress..............................     --         1,167
    Reclassification from marketable equity and debt
      securities............................................   (19,804)     --
    Reclassification to mortgages and notes receivable......    19,804      --
                                                              --------   --------
                                                              $  --      $  --
                                                              --------   --------
                                                              --------   --------
Net unrealized losses on securities available for sale......  $   (206)  $   (917)
                                                              --------   --------
                                                              --------   --------
Increase in equity and debt securities......................  $  1,242   $  2,500
                                                              --------   --------
                                                              --------   --------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2002
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

    The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2. RELATED PARTY TRANSACTIONS

    a. The Company entered into a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the 'Audit Committee'). For the three and nine months ended September 30, 2002 the Company paid rent of approximately $42,000 and $116,000, respectively and for the three and nine months ended September 30, 2001 the Company paid rent of approximately $41,000 and $111,000 respectively.

    b. Stratosphere Corp. ('Stratosphere') received approximately $400,000 and $1,276,000 from affiliates of the General Partner as reimbursement for administrative services performed by Stratosphere personnel during the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, Stratosphere received approximately $443,000 and $892,000 respectively.

    Stratosphere recorded hotel revenue of approximately $22,000 and $118,000 for the three and nine months ended September 30, 2002, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner. For the three and nine months ended September 30, 2001, Stratosphere recorded hotel revenue of approximately $175,000 and $484,000 respectively.

    c. As of November 1, 2002 affiliates of Carl C. Icahn ('Icahn'), the Chairman of the Board of the General Partner, owned 8,073,466 Preferred Units and 39,706,836 Limited Partnership Units.

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

    The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere and the Plaintiffs then filed Motions for Summary Judgement. The District Court granted and denied in part each of the parties respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere has complied with the Court injunction by completing these renovations in June 2002.

    b. In January 2002, the Cape Cod Commission, (the 'Commission'), a regional planning body created in 1989, concluded that the Company's New Seabury development is within its jurisdiction (the 'Administrative Decision'). It is the Company's position that the proposed residential and commercial development is allowed under a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction.

    In February 2002, New Seabury Properties LLC, the Company's subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the Administrative Decision by the Commission. On October 21, 2002 the Court vacated the Administrative Decision on the grounds that the Commission's criteria for exercising their jurisdiction were not adopted in accordance with statutory regulations. The Court directed that the Commission properly adopt appropriate criteria for exercising their jurisdiction and reconsider New Seabury Properties LLC's claim that its proposed development is exempt from Commission review. The Company has also raised constitutional claims against the Commission which were not resolved by the Court's October 21, 2002 decision. The Company may appeal certain aspects of the Court's rulings and may continue to pursue its constitutional claims against the Commission. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over the proposed development.

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

    The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059 is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. In October 2002, Stratosphere paid Tiffiny and Great Western $195,953 and $371,973, respectively. The remaining amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

    d. In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

    e. In January 2002, Kmart Corp., a tenant leasing seven properties owned by the Company which represent approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases have been rejected representing approximately $713,000 in annual rents. The related properties are being held for sale. The Company previously recorded a provision for loss on real estate of approximately $1.9 million on these four properties in the year ended December 31, 2001. As of November 1, 2002, the Company has not been notified regarding the three remaining leases representing approximately $661,000 in annual rents. The tenant is current in its rent payments on these three leases. At September 30, 2002, the net book value of the seven properties was approximately $6,807,000, which the Company believes is less than the estimate of net realizable value.

    f. In September 2001, Ames Department Stores, a tenant in a property owned by the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The tenant rejected the lease effective March 15, 2002. The annual rent for this property was approximately $327,000. At September 30, 2002, the net book value of this property was approximately $2,158,000, which the Company believes is less than the estimate of net realizable value.

4. NOTE RECEIVABLE-AFFILIATE

    On December 27, 2001, the Company entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which the Company made a $250 million loan to Mr. Icahn due on or before December 27, 2003 and by law may not be renewed or extended. The loan is secured by securities consisting of (i) approximately $250 million aggregate market value of the Company's units owned by affiliates of Mr. Icahn (approximately 21.1 million depositary units and 8.1 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own the Company's units. The loan bears interest, payable semi-annually at a per annum rate equal to the greater of (i) 3.9% or (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rates during the three months ended March 31, 2002, June 30, 2002 and September 30, 2002 were 3.9%, 4.03% and 3.9%, respectively. The loan must be prepaid in an amount of up to $125 million to the extent that the Company requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. The Company entered into this transaction to earn interest income on a secured investment. In the event of a loan default, the Company would at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. Accrued interest income of approximately $2.5 million and $7.5 million was recorded on this loan in the three and nine months ended September 30, 2002, respectively, and is included in 'Interest income on U.S. Government and Agency obligations and other investments' in the Consolidated Statements of Earnings. Pursuant to the loan agreement, on July 1, 2002, Mr. Icahn paid approximately $5.1 million to the Company, representing accrued interest to June 30, 2002.

5. HOTEL, CASINO AND RESORT OPERATING PROPERTIES

    a. Stratosphere Hotel and Casino

    The Company owns approximately 51% of Stratosphere and consolidates Stratosphere in its financial statements. Stratosphere owns and operates the Stratosphere Tower Casino and Hotel located in Las Vegas, Nevada.

    On February 1, 2002 the Company entered into a merger agreement with Stratosphere under which the Company, subject to certain conditions, will acquire the remaining shares of Stratosphere that the Company does not currently own. The Company currently owns approximately 51% of Stratosphere and an Icahn affiliate owns approximately 38.6%. The initial determination to engage in the transaction at the prices set forth below was previously announced by the Company in September 2000.

    Under the agreement the stockholders who are unaffiliated with Mr. Icahn will receive a cash price of $45.32 per share (approximately $9.6 million) and the Icahn-related stockholders other than the Company will receive a cash price of $44.33 per share (approximately $34.7 million). The Company will pay an aggregate of approximately $44.3 million for the Stratosphere shares. Stratosphere filed a Preliminary Proxy Statement with the Securities and Exchange Commission on March 14, 2002. The Proxy Statement is in the process of being finalized. Stratosphere has tentatively scheduled a shareholders meeting for December 16, 2002. This transaction is expected to close shortly after the meeting is held.

    The acquisition by the Company of the minority shares will be accounted for as a purchase in accordance with Financial Accounting Standards Board ('FASB') Statement No. 141, 'Business Combinations.' The acquisition by the Company of the common stock held by an Icahn affiliate will be recorded at historical cost.

    Stratosphere's operations for the three and nine months ended September 30, 2002 and 2001 have been included in 'Hotel and casino operating income and expenses' in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $3,330,000 and $9,966,000 of depreciation and amortization for the three and nine months ended
September 30, 2002, respectively, and $2,349,000 and $7,001,000 of depreciation and amortization for the three and nine months ended September 30, 2001, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

    b. Hotel and Resort Operating Properties

    Hotel and resort operations for the three and nine months ended
September 30, 2002 and 2001 have been included in 'Hotel and resort operating income and expenses' in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $639,000 and $1,560,000 of depreciation and amortization for the three and nine months ended September 30, 2002, respectively and $524,000 and $1,172,000 of depreciation and amortization for the three and nine months ended September 30, 2001, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

6. EQUITY INTEREST IN GB HOLDINGS, INC. (SANDS HOTEL AND CASINO)

    In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission (the 'Casino Control Commission') and in accordance with a prior agreement repurchased its interest in the Sands Hotel and Casino (the 'Sands'), located in Atlantic City New Jersey, from affiliates of the General Partner. As a result, the Company acquired approximately 3.6 million common shares (36%) of GB Holdings Inc. and $26.9 million face amount of GB Property First Mortgage Notes. The Company paid approximately $69.1 million to reacquire its interests representing the affiliates advances plus accrued interest of approximately $11 million. In accordance with the agreement, interest was accrued from March 2000 to May 2002 at an annual rate of 1 1/2% over the prime rate. Interest expense of approximately $919,000 was recorded on this obligation in the nine months ended September 30, 2002, and interest expense was $1,315,000 and $3,734,000 in the three and nine months ended September 30, 2001, respectively. As required by the New Jersey Casino Control Act, (the 'Casino Control Act') the Partnership Agreement was amended to provide that securities of the Company are held subject to the condition that if a holder thereof is found to be disqualified by the Casino Control Commission, pursuant to the provisions of the Casino Control Act, such holder shall dispose of his interest in the Company in accordance with the Casino Control Act.

7. MARKETABLE EQUITY AND DEBT SECURITIES

    The Company has equity and debt investments in Philip Services Corp. ('Philip') which were classified as available-for-sale investments at December 31, 2001.

    The market value of Philip's common stock has declined steadily since it was acquired by the Company. In 2002, based on a review of Philip's financial statements, management of the Company deemed the decrease in value to be other than temporary. As a result, the Company wrote down its investment in Philip's common stock by charges to earnings of $8,476,000 and charges to other comprehensive income ('OCI') of $761,000 in the nine months ended September 30, 2002. This investment had been previously written down by approximately $6.8 million in charges to OCI. Such amount was removed from OCI and is included in the above-mentioned charges to earnings. The Company's adjusted carrying value of Philip's common stock is approximately $200,000 at September 30, 2002.

    The Company also has a participation in Philip's debt with an original cost at the date of their acquisition of approximately $19.7 million. At
December 31, 2001, such notes were classified as available-for-sale securities and were written down through charges to OCI, to an estimated fair market value of approximately $13.2 million. In 2002, upon concluding its review of these investments, management determined that such investments were more properly classified as notes receivable. Approximately $6.6 million of charges to OCI were reversed and the investments were re-classified at their original cost to 'Mortgages and notes receivable' at September 30, 2002. These adjustments had no effect on the Company's reported earnings for the three and nine months ended September 30, 2002.

8. MORTGAGES AND NOTES RECEIVABLE

    The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company's mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

    a. In May 2002, the Company received approximately $31.3 million for prepayment of two mezzanine loans on a New York City condominium property. The Company had advanced $23 million to the developer. The balance of the prepayment $8.3 million represented accrued interest ($7.9 million) and exit fees ($.4 million) which amounts were recognized as 'interest income' and 'other income', respectively, in the Consolidated Statements of Earnings for the nine months ended September 30, 2002.

    b. At September 30, 2002, the Company had funded two mezzanine loans for approximately $23.2 million and had commitments to fund, under certain conditions, additional advances of approximately $5 million. At September 30, 2002, accrued interest of approximately $2.6 million has been deferred, for financial statement purposes, pending receipt of principal and interest payments, in connection with these loans.

9. SIGNIFICANT PROPERTY TRANSACTIONS

    In September 2002, the Company purchased an industrial building located in Nashville, Tennessee for approximately $18.2 million. The building was constructed in 2001 and is fully leased to two tenants, Alliance Healthcare and Jet Equipment & Tools Inc., with leases expiring in 2011. The annual net operating income is anticipated to be approximately $1.6 million increasing to approximately $1.9 million by 2011.

    In October 2002, the Company closed a $12.7 million non-recourse mortgage loan on the Nashville, Tennessee property. The loan bears interest at 6.4% per annum and matures in ten years. Required payments are interest only for the first three years and then principal amortization will commence based on a thirty-year amortization schedule.

10. PREFERRED UNITS

    Pursuant to the terms of the Preferred Units, on February 22, 2002, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2002 to holders of record as of March 15, 2002. A total of 444,332 additional Preferred Units were issued. At September 30, 2002, 9,330,963 Preferred Units are issued and outstanding.

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

    For the three and nine months ended September 30, 2002 and 2001, basic and diluted earnings per weighted average limited partnership unit are as follows:

                                                                  THREE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              9/30/02       9/30/01
                                                              -------       -------
Basic:
    Earnings before property and securities transactions....   $.28          $.35
    Net gain from property and securities transactions......    .06            --
                                                               ----          ----
        Net earnings........................................   $.34          $.35
                                                               ----          ----
                                                               ----          ----
Diluted:
    Earnings before property and securities transactions....   $.25          $.31
    Net gain from property and securities transactions......    .05            --
                                                               ----          ----
        Net earnings........................................   $.30          $.31
                                                               ----          ----
                                                               ----          ----

                                                                   NINE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              9/30/02       9/30/01
                                                              -------       -------
Basic:
    Earnings before property and securities transactions....   $1.09         $.93
    Net (loss) gain from property and securities
      transactions..........................................    (.11)         .06
                                                               -----         ----
        Net earnings........................................   $ .98         $.99
                                                               -----         ----
                                                               -----         ----
Diluted:
    Earnings before property and securities transactions....   $ .95         $.83
    Net (loss) gain from property and securities
      transactions..........................................    (.08)         .05
                                                               -----         ----
        Net earnings........................................   $ .87         $.88
                                                               -----         ----
                                                               -----         ----

12. COMPREHENSIVE INCOME

    The components of comprehensive income include net income and certain amounts reported directly in equity.

    Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows (in $000's):

                                                                  THREE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              9/30/02       9/30/01
                                                              -------       -------
Net income..................................................  $17,225       $17,771
Unrealized gains on securities available for sale...........      241           542
                                                              -------       -------
Comprehensive income........................................  $17,466       $18,313
                                                              -------       -------
                                                              -------       -------

                                                                   NINE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              9/30/02       9/30/01
                                                              -------       -------
Net income..................................................  $49,703       $49,817
Sale of debt securities available for sale..................       --         3,896
Net reversal of unrealized losses on securities available
  for sale..................................................   10,595            --
Adjustment to reverse unrealized loss on investment
  securities reclassified to notes receivable...............    6,582            --
Unrealized losses on securities available for sale..........     (206)         (917)
                                                              -------       -------
Comprehensive income........................................  $66,674       $52,796
                                                              -------       -------
                                                              -------       -------

13. SEGMENT REPORTING

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

    The revenues and net earnings for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2002 and 2001 (in $000's).

                                                                  THREE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              9/30/02       9/30/01
                                                              -------       -------
Revenues:
    Hotel and casino operating income.......................  $41,146       $39,484
    Land, house and condominium sales.......................   11,177        17,548
    Rental real estate......................................   10,461        11,084
    Hotel and resort operating income.......................    6,704         6,185
    Other investments.......................................    2,079         3,729
                                                              -------       -------
        Sub-total...........................................   71,567        78,030
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......    4,561         5,673
                                                              -------       -------
        Total revenues......................................  $76,128       $83,703
                                                              -------       -------
                                                              -------       -------
Net earnings:
  Segment earnings:
    Hotel and casino operating properties...................  $ 5,728       $ 3,693
    Land, house and condominium development.................    2,168         3,631
    Rental real estate......................................    8,925         9,738
    Hotel and resort operating properties...................    1,797         1,805
    Other investments.......................................    2,079         3,729
                                                              -------       -------
        Total segment earnings..............................   20,697        22,596
Other expenses net..........................................   (3,472)       (4,825)
General partner's share of net income.......................     (343)         (354)
                                                              -------       -------
        Net earnings-limited partner unitholders............  $16,882       $17,417
                                                              -------       -------
                                                              -------       -------

                                                                   NINE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              9/30/02       9/30/01
                                                              -------       -------
Revenues:
    Hotel and casino operating income.......................  $117,147       $105,421
    Land, house and condominium sales.......................    45,637         38,475
    Rental real estate......................................    31,826         32,792
    Hotel and resort operating income.......................    14,888         13,399
    Other investments.......................................    15,592          7,670
                                                              --------       --------
        Sub-total...........................................   225,090        197,757
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......    13,828         21,207
                                                              --------       --------
        Total revenues......................................  $238,918       $218,964
                                                              --------       --------
                                                              --------       --------

                                                                    NINE MONTHS
                                                                       ENDED
                                                              -----------------------
                                                              9/30/02        9/30/01
                                                              -------        -------
Net earnings:
  Segment earnings:
    Hotel and casino operating properties...................  $ 17,028       $ 10,534
    Land, house and condominium development.................    11,959          9,145
    Rental real estate......................................    26,684         29,144
    Hotel and resort operating properties...................     2,697          2,348
    Other investments.......................................    15,592          7,670
                                                              --------       --------
        Total segment earnings..............................    73,960         58,841
Write-down of equity securities available for sale..........    (8,476)            --
Other expenses net..........................................   (15,781)        (9,024)
General partner's share of net income.......................      (989)          (991)
                                                              --------       --------
        Net earnings-limited partner unitholders............  $ 48,714       $ 48,826
                                                              --------       --------
                                                              --------       --------

14. NEW ACCOUNTING PRONOUNCEMENTS

    As of January 1, 2002 the Company has adopted the Statements of Financial Accounting Standards Nos. 141, 142 and 144 (SFAS 141, SFAS 142 and SFAS 144) 'Business Combinations', 'Goodwill and Other Intangible Assets' and 'Accounting for the Impairment or Disposal of Long-Lived Assets.' In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS's Nos. 4, 44 and 64 which, among other things, required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company will adopt the provisions of SFAS No. 145 effective January 1, 2003. The adoption of SFAS 141, SFAS 142 and SFAS 144 has not had any material impact on the Company's consolidated financial statements.

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

    The Company believes that it will benefit from the diversification of its portfolio of assets. To further its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. In selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. The Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, residential and commercial development projects, land, assets in the gaming and entertainment industries, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and under-performing properties that may require active asset management and significant capital improvements. The Company has made investments in the gaming industry and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests, and the financing and investment in the movie production and distribution industry. Such investments may include acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to the Company. The Company believes there are still opportunities available to acquire investments that are undervalued; however, acquisition opportunities in the real estate market for value-added investors have become more competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for the Company. As such, they require the Company to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow the Company the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by the Company will increase in value or generate positive cash flow, the Company intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

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

    By the end of the year 2004, net leases representing approximately 12% of the Company's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2006, net leases representing approximately 30% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single corporate tenants, it may be difficult and time-consuming to re-let or sell those properties that existing tenants decline to re-let or purchase, and therefore the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

    The Partnership Agreement permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in real estate and real estate related investments.

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

    The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately thirty-five updates are expected to be completed in 2002 with another thirty-three scheduled for the year 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

    Gross revenues decreased by $7,575,000 or 9.1%, during the three months ended September 30, 2002 as compared to the same period in 2001. This decrease reflects decreases of $6,371,000 in land, house and condominium sales, $1,449,000 in equity in earnings of GB Holdings, Inc., $716,000 in interest income on U.S. Government and Agency Obligations and other investments, $597,000 in dividend and other income, $506,000 in financing lease income and $117,000 in rental income partially offset by increases of $1,662,000 in hotel and casino operating income and $519,000 in hotel and resort operating income. The decrease in land, house and condominium sales is primarily due to a decrease in the number of units sold. The decrease in equity in earnings of GB Holdings, Inc. is due to decreased casino revenue, primarily attributable to a reduction in the number of table games as new slot machines were added, which was partially offset by decreased promotional allowances and decreased casino expenses. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to a decline in interest rates on U.S. Government and Agency obligations. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and tower revenues. Gaming revenues increased due to an increased win percentage and increased customer play. The average daily rate ('ADR') decreased $1 to $45 and percentage occupancy decreased approximately 1% to 93.7%. The increase in hotel and resort operating income is primarily attributable to increased revenues at New Seabury as prior period revenues were negatively impacted by construction activities.

    Expenses decreased by $4,736,000, or 7.2%, during the three months ended September 30, 2002 as compared to the same period in 2001. This decrease reflects decreases of $4,908,000 in the cost of land, house and condominium sales, $1,565,000 in interest expense and $373,000 in hotel and casino operating expenses partially offset by increases of $1,184,000 in depreciation and amortization, $527,000 in hotel and resort operating expenses, $209,000 in general and administrative expenses and $190,000 in rental property expenses. The decrease in the cost of land, house and condominium sales is due to the decreased sales as discussed above. Costs as a percentage of sales increased from 79% in 2001 to 81% in 2002 primarily due to lower margin sales in 2002. The decrease in interest expense is primarily due to repayment of debt to affiliates in May of 2002 in connection with the Sands repurchase obligation, as well as decreased interest rates prior to repayment. The decrease in hotel and casino operating expenses is primarily attributable to decreased general and administrative expenses partially offset by increased payroll costs. Costs as a percentage of sales declined from 91% in 2001 to 86% in 2002 as hotel and casino revenues increased at a greater rate than hotel and casino expenses. The increase in depreciation expense is primarily attributable to the expansion of the Stratosphere hotel and casino which was completed in June 2001. The increase in hotel and resort operating expenses is primarily due to increased costs associated with increased revenue at New Seabury. The increase in rental property expenses is primarily due to an increase in expenses related to off-lease properties and expenses of the New Seabury development litigation.

    Earnings from land, house and condominium operations decreased in the third quarter of 2002 compared to the third quarter of 2001 due to a decline in inventory of completed units available for sale. Based on current information, sales may increase through the fourth quarter of 2002. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business segment unless mitigated by land purchases, obtaining sub-division approvals and the development and sale of units in approved sub-divisions.

    As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues have increased. Increased room capacity provided more hotel guests thereby increasing revenues. Management anticipates that fourth quarter 2002 hotel and casino operating revenues may improve, as compared to the fourth quarter of 2001 which was severely impacted by the September 11, 2001 terrorist attacks. As a result of a new collective bargaining agreement which is retroactive to June 1, 2002, payroll and related expenses are expected to increase by $1 million in 2002.

    Earnings before property and securities transactions and minority interest decreased during the three months ended September 30, 2002 by $2,839,000 as compared to the same period in 2001.

    Gain on property transactions increased by $2,891,000 during the three months ended September 30, 2002 as compared to the same period in 2001 as there were no property dispositions in the quarter ended September 30, 2001.

    Minority interest in the net earnings of Stratosphere Corporation increased by $598,000 during the three months ended September 30, 2002 as compared to the same period in 2001 due to an increase in Stratosphere's net income.

    Net earnings for the three months ended September 30, 2002 decreased by $546,000 as compared to the three months ended September 30, 2001 primarily due to decreased earnings before property transactions ($2.8 million), as discussed above and increased minority interest in the net earnings of Stratosphere Corp. ($.6 million) partially offset by increased earnings from property transactions ($2.9 million).

    Diluted earnings per weighted average limited partnership unit outstanding before property and security transactions were $.25 in the three months ended September 30, 2002 compared to $.31 in the comparable period of 2001, and net gain from property and securities transactions was $.05 in the three months ended September 30, 2002 compared to no gain or loss in the comparable period of 2001. Diluted earnings per weighted average limited partnership unit outstanding totalled $.30 in the three months ended September 30, 2002 compared to $.31 in the comparable period of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

    Gross revenues increased by $19,954,000, or 9.1%, during the nine months ended September 30, 2002 as compared to the same period in 2001. This increase reflects increases of $11,726,000 in hotel and casino operating income, $7,162,000 in land, house and condominium sales, $1,546,000 in interest income on U.S. Government and Agency Obligations and other investments, $1,489,000 in hotel and resort operating income and $469,000 in rental income partially offset by decreases of $1,435,000 in financing lease income, $736,000 in dividend and other income and $267,000 in equity in earnings of GB Holdings, Inc. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues as a result of increased room capacity brought about by the hotel expansion. The average daily rate ('ADR') remained at $48; however, percentage occupancy decreased approximately 7% to 90.1%. The increase in land, house and condominium sales is primarily due to an increase in the number of units sold. The increase in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to interest earned on a mezzanine loan partially offset by a decline in interest rates on U.S. Government and Agency obligations. The increase in hotel and resort operating income is primarily attributable to increased revenues at New Seabury as prior period revenues were negatively impacted by construction activities. The increase in rental income is primarily attributable to reclassifications of financing leases to operating leases. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization.

    Expenses increased by $11,703,000 or 6.9%, during the nine months ended September 30, 2002 as compared to the same period in 2001. This increase reflects increases of $5,232,000 in hotel and casino operating expenses, $4,348,000 in the cost of land, house and condominium sales, $3,395,000 in depreciation and amortization, $1,494,000 in rental property expenses, $1,140,000 in hotel and resort operating expenses and $107,000 in general and administrative expenses partially offset by a decrease of $4,013,000 in interest expense. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales declined from 90% in 2001 to 85% in 2002 as hotel and casino revenues increased at a greater rate than hotel and casino expenses. The increase in the cost of land, house and condominium sales is due to the increased sales as discussed above. Costs as a percentage of sales decreased from 76% in 2001 to 74% in 2002 primarily due to higher margin sales in 2002. The increase in depreciation expense is primarily attributable to the expansion of the Stratosphere Hotel and Casino. The increase in property expenses is primarily due to an increase in expenses related to off-lease properties and expenses of the New Seabury development litigation. The increase in hotel and resort operating expenses is primarily due to increased costs associated with increased revenue at New Seabury. The decrease in interest expense is primarily due to repayment of debt to affiliates in May of 2002 in connection with the Sands repurchase obligation, as well as decreased interest rates prior to repayment.

    Earnings from land, house and condominium operations increased in the nine months ended September 30, 2002 as compared to the same period in 2001. Based on current information, sales may increase through the early part of 2003. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business seqment unless mitigated by land purchases, obtaining sub-division approvals and the development and sale of units in approved sub-divisions.

    As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues and expenses have increased. Increased room capacity provided more hotel guests thereby increasing revenues. Management anticipates that fourth quarter 2002 hotel and casino operating revenues may improve, as compared to the fourth quarter of 2001 which was severely impacted by the September 11, 2001 terrorist attacks. As a result of a new collective bargaining agreement, retroactive to June 1, 2002, payroll and related expenses are expected to increase by $1 million in 2002.

    Earnings before property and securities transactions and minority interest increased during the nine months ended September 30, 2002 by $8,251,000 as compared to the same period in 2001.

    A provision for loss on real estate of $926,000 was recorded in the nine months ended September 30, 2002. There was no such provision in the comparable period of 2001.

    Gain on property transactions increased by $3,168,000 during the nine months ended September 30, 2002 as compared to the same period in 2001 due to the size and number of transactions.

    Gain on sale of marketable equity securities decreased by $1,334,000 during the nine months ended September 30, 2002 as compared to the same period in 2001 as there were no such dispositions in 2002.

    A write-down of equity securities available for sale of $8,476,000 was recorded in the nine months ended September 30, 2002. No such write-down was recorded in the comparable period in 2001.

    Minority interest in the net earnings of Stratosphere Corporation increased by $797,000 during the nine months ended September 30, 2002 as compared to the same period in 2001 due to an increase in Stratosphere's net income.

    Net earnings for the nine months ended September 30, 2002 decreased by $114,000 as compared to the nine months ended September 30, 2001 primarily due to a write-down of equity securities available for sale ($8.5 million), decreased gain on marketable equity securities ($1.3 million), increased provision for loss on real estate ($.9 million) and increased minority interest in the net earnings of Stratosphere Corp. ($.8 million) partially offset by increased earnings before property transactions ($8.3 million ) and increased earnings from property transactions ($3.1 million).

    Diluted earnings per weighted average limited partnership unit outstanding before property and security transactions were $.95 in the nine months ended September 30, 2002 compared to $.83 in the comparable period of 2001, and net loss from property and securities transactions was $.08 in the nine months ended September 30, 2002 compared to a net gain of $.05 in the comparable period of 2001.

Diluted earnings per weighted average limited partnership unit outstanding totalled $.87 in the nine months ended September 30, 2002 compared to $.88 in the comparable period of 2001.

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

    The following table reflects the Company's contractual cash obligations due over the indicated periods and when they come due (in $ millions):

                                               LESS THAN    1-3     4-5     AFTER
                                                1 YEAR     YEARS   YEARS   5 YEARS    TOTAL
                                                ------     -----   -----   -------    -----
Mortgages payable............................    $ 7.5     $22.9   $73.1    $57.2     $160.7
Mezzanine loan commitments...................      5.0      --      --       --          5.0
Acquisition of minority interest in
  Stratosphere...............................     44.3      --      --       --         44.3
Construction and development obligations.....     11.0      --      --       --         11.0
                                                 -----     -----   -----    -----     ------
    Total....................................    $67.8     $22.9   $73.1    $57.2     $221.0
                                                 -----     -----   -----    -----     ------
                                                 -----     -----   -----    -----     ------

    In 2002, fourteen leases covering fourteen properties and representing approximately $2.1 million in annual rentals have expired. Seven leases, originally representing approximately $916,000 in annual rental income, were renewed for approximately $625,000 in annual rentals. Such renewals are generally for a term of five years. Seven leases with annual rental income of approximately $1,194,000 were not renewed and are currently being marketed for sale or lease.

    The Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2002. The Company believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, the Company noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, other capital expenditures and cash reserves for contingencies including environmental matters and scheduled lease expirations. By the end of the year 2004, net leases representing approximately 12% of the Company's net annual rentals will be due for renewal, and by the end of the year 2006, 30% of such rentals will be due for renewal. Another factor that the Company took into consideration was that net leases representing approximately 29% of the Company's annual rentals are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

    During the nine months ended September 30, 2002, the Company generated approximately $47.5 million in cash flow from day-to-day operations which excludes approximately $37.6 million in cash flow from the operations of Bayswater and Stratosphere which are being retained for their operations.

    Capital expenditures for real estate, excluding hotel and casino operating property, were approximately $1.9 million during the nine months ended September 30, 2002.

    During the nine months ended September 30, 2002, net cash flow after payment of maturing debt obligations and capital expenditures was approximately
$45.7 million which was added to the Company's operating cash reserves. This excludes cash flow from Bayswater and Stratosphere which is being retained for their operations. The Company's operating cash reserves are approximately
$218 million at September 30, 2002, (not including the cash from capital transactions). The current economic conditions may decrease the Company's cash flow from rental and investment activities requiring the use of cash reserves for (i) repayment of debt obligations, (ii) tenant and other capital requirements and (iii) other contingencies including environmental matters. Cash reserves may also be used for real estate acquisitions and for other investments in order to further diversify the Company's portfolio of assets.

    In February 2002, the Company entered into a merger agreement with Stratosphere under which the Company, subject to certain conditions, will acquire the remaining shares of Stratosphere that it does not currently own from affiliates of Icahn and public shareholders for approximately $44.3 million. Stratosphere has tentatively scheduled a shareholders meeting for December 16, 2002. The transaction is expected to close shortly after the meeting is held.

    In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission and repurchased its interests in the Sands from affiliates of the General Partner, for approximately $69.1 million.

    The Company's cash and cash equivalents and investment in U.S. Government and Agency obligations increased by $3.3 million during the nine months ended September 30, 2002, primarily due to net cash flow from operations
($45.7 million), net cash flow from Bayswater and Stratosphere operations ($37.6 million), mezzanine loan repayments ($23 million) and property dispositions ($13.5 million) partially offset by the repurchase of Sands interests ($69.1 million), mezzanine loan advances ($23.2 million), real estate acquisitions ($18.2 million), additions to hotel, casino and resort operating properties ($3.2 million) and miscellaneous other items ($2.8 million).

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

    The Company invests in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, the Company will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at September 30, 2002, would decline by approximately $1.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

     a. Within 90 days prior to the date of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's and its subsidiaries' disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities & Exchange Commission filings.

     b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

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

    The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere's Motion to Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere and the Plaintiffs then filed Motions for Summary Judgement. The District Court granted and denied in part each of the parties respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere has complied with the Court injunction by completing these renovations in June 2002.

    b. In January 2002, the Cape Cod Commission, (the 'Commission'), a regional planning body created in 1989, concluded that the Company's New Seabury development is within its jurisdiction (the 'Administrative Decision'). It is the Company's position that the proposed residential and commercial development is allowed under a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction.

    In February 2002, New Seabury Properties LLC, the Company's subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the Administrative Decision by the Commission. On October 21, 2002 the Court vacated the Administrative Decision on the grounds that the Commission's criteria for exercising their jurisdiction were not adopted in accordance with statutory regulations. The Court directed that the Commission properly adopt appropriate criteria for exercising their jurisdiction and reconsider New Seabury Properties LLC's claim that its proposed development is exempt from Commission review. The Company has also raised constitutional claims against the Commission which were not resolved by the Court's October 21, 2002 decision. The Company may appeal certain aspects of the Court's rulings and may continue to pursue its constitutional claims against the Commission. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over the proposed development.

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

    The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059 is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. In October 2002, Stratosphere paid Tiffiny and Great Western $195,953 and $371,973, respectively. The remaining amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

    d. In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits -- None

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

                                          AMERICAN REAL ESTATE PARTNERS, L.P.

                                          By: American Property Investors, Inc.

                                                  /s/ John P. Saldarelli
                                           .....................................
                                                    JOHN P. SALDARELLI
                                            TREASURER, CHIEF FINANCIAL OFFICER
                                             AND PRINCIPAL ACCOUNTING OFFICER

Date: November 14, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

    I, Albo J. Antenucci, Jr., President and Chief Executive Officer (Principal Executive Officer) of American Property Investors, Inc., the General Partner of American Real Estate Partners, L.P. (the 'Registrant'), certify that to the best of my knowledge, based upon a review of the American Real Estate Partners, L.P. Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the 'Report'):

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                /s/ ALBO J. ANTENUCCI, JR.
                                           .....................................
                                                  ALBO J. ANTENUCCI, JR.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          OF AMERICAN PROPERTY INVESTORS, INC.,
                                                  THE GENERAL PARTNER OF
                                           AMERICAN REAL ESTATE PARTNERS, L.P.

Date: November 14, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    I, John P. Saldarelli, Treasurer and Chief Financial Officer (Principal Financial Officer) of American Property Investors, Inc., the General Partner of American Real Estate Partners, L.P. (the 'Registrant'), certify that to the best of my knowledge, based upon a review of the American Real Estate Partners, L.P. Quarterly Report on Form 10-Q for the period ended September 30, 2002 of the Registrant (the 'Report'):

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                  /s/ JOHN P. SALDARELLI
                                           .....................................
                                                    JOHN P. SALDARELLI
                                          TREASURER AND CHIEF FINANCIAL OFFICER
                                            AMERICAN PROPERTY INVESTORS, INC.,
                                                  THE GENERAL PARTNER OF
                                           AMERICAN REAL ESTATE PARTNERS, L.P.

Date: November 14, 2002

                       FORM OF SARBANES-OXLEY ACT OF 2002
                          SECTION 302(a) CERTIFICATION

I, Albo J. Antenucci, Jr. certify that:

    1. I have reviewed this quarterly report on Form 10-Q of American Real Estate Partners, L.P.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                                     /s/ ALBO J. ANTENUCCI, JR.
                                                   ............................................
                                                              ALBO J. ANTENUCCI, JR.
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER OF
                                                        AMERICAN PROPERTY INVESTORS, INC.,
                                                              THE GENERAL PARTNER OF
                                                       AMERICAN REAL ESTATE PARTNERS, L.P.

                       FORM OF SARBANES-OXLEY ACT OF 2002
                          SECTION 302(a) CERTIFICATION

I, John P. Saldarelli, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of American Real Estate Partners, L.P.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                                       /s/ JOHN P. SALDARELLI
                                                   ............................................
                                                                JOHN P. SALDARELLI
                                                     TREASURER AND CHIEF FINANCIAL OFFICER OF
                                                        AMERICAN PROPERTY INVESTORS, INC.,
                                                              THE GENERAL PARTNER OF
                                                       AMERICAN REAL ESTATE PARTNERS, L.P.