Form 10-K
period 2002-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2003-03-31
CIK 813762

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

    Indicate by check mark whether AREP (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    Based upon the closing price of Depositary Units on March 14, 2003, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $65,448,428.

    Based upon the closing price of Preferred Units on March 14, 2003, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $9,556,977.

Number of Depositary Units outstanding as of March 14, 2003:   46,098,284
Number of Preferred Units outstanding as of March 14, 2003:     9,330,963

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

    AREP's general partner is American Property Investors, Inc. (the 'General Partner'), a Delaware corporation, which is a wholly owned subsidiary of Becton Corp., a Delaware corporation. All of the outstanding capital stock of Becton Corp. is owned by Carl C. Icahn ('Icahn'). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the 'Subsidiary' or 'AREH'), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires. As of February 28, 2003, affiliates of Icahn owned 39,706,836 units representing limited partner interests (the 'Depositary Units'), representing approximately 86.1% of the outstanding Depositary Units, and 8,073,466 cumulative pay in kind redeemable preferred units representing limited partner interests (the 'Preferred Units'), representing approximately 86.5% of the outstanding Preferred Units. See Item 12
 -- 'Security Ownership of Certain Beneficial Owners and Management.'

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

GENERAL DESCRIPTION OF BUSINESS

    The Company and its consolidated subsidiaries are engaged in, among other things described elsewhere herein, rental real estate operations, hotel, casino and resort operations, land, house and condominium development and investment in securities, including investment in other entities and in marketable equity and debt securities. As described herein, the Company continues to focus on real estate related investments and investments the Company makes in securities will be made in such a manner that the Company will not be deemed to be an investment company under the Investment Company Act of 1940, as amended (the '1940 Act').

    AREP is primarily engaged in the business of acquiring and managing real estate and activities related thereto. Such acquisitions may be accomplished by purchasing assets outright or by acquiring securities of entities which hold significant real estate related assets. Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Many of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants. As of February 28, 2003, AREP owned 136 separate real estate assets primarily consisting of fee and leasehold interests in 31 states. For additional information, see Item 2 -- 'Properties.'

    For each of the years ended December 31, 2002, 2001 and 2000, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 2002, 2001 and 2000, Portland General Electric Company ('PGEC') occupied a property (the 'PGEC Property') which represented approximately 13% of the carrying value of AREP's total real estate assets leased to others. See Item 2 -- 'Properties.'

    AREP believes that it will benefit from the diversification of its portfolio of assets. By the end of the year 2005, net leases representing approximately 23% of AREP's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2007, net leases representing approximately 35% of AREP's net annual rentals will be due for renewal. Since many of AREP's properties are net-leased to single corporate tenants, it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow from such properties in the future.

    AREP's primary investment strategy in recent periods has been to seek to acquire undervalued assets including land parcels for future residential and commercial development, commercial properties, assets in the gaming and entertainment industries, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts, debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. These types of investments may involve debt restructuring, capital improvements and active asset management, and by their nature may not be readily financeable and may not generate immediate positive cash flow. As such, they require AREP to maintain a strong capital base both to react quickly to these market opportunities as well as to allow AREP to rework the assets to enhance their turnaround performance.

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

PARTNERSHIP DISTRIBUTIONS

    On March 31, 2003, AREP announced that no distributions on its Depositary Units are expected to be made in 2003. AREP continues to believe that it should hold and invest, rather than distribute, cash. No distributions were made in 2002, 2001 or 2000. In making its announcement, AREP noted that it intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures and cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. By the end of the year 2005, net leases representing approximately 23% of AREP's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2007, 35% of such rentals will be due for renewal. In making its decision, AREP also considered the number of properties that are leased to retail tenants (approximately 26% of AREP's net annual rentals from its portfolio), some of which are experiencing cash flow difficulties and restructuring. See
Item 5 -- 'Market for AREP's Common Equity and Related Security Holder
Matters -- Distributions' and Item 7 -- 'Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity.'

    On March 31, 2002, AREP distributed to holders of record of its Preferred Units as of March 15, 2002, 444,332 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 21, 2003, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 2003 to holders of record as of March 14, 2003.

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

REAL ESTATE INVESTMENTS

    As mentioned above, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. Despite the substantial capital pursuing real estate opportunities, management believes that there are still opportunities available to acquire investments that are undervalued. This may include commercial properties, land parcels for future residential and commercial development, non-performing loans and the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts ('REITS'), and debt or equity securities of companies which may be undergoing restructuring and underperforming properties that may require active asset management and significant capital improvements. Management believes that, in the current market, investments requiring some degree of active management or development activity have the greatest potential for growth, both in terms of capital appreciation and the generation of cash flow. In order to further these investment objectives, AREP may consider the acquisition, or seek the effective control, of land development companies and other real estate operating companies that may have a significant inventory of assets under development, as well as experienced personnel. This may enhance AREP's ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities. Such acquisitions may include those from affiliates of the General Partner, provided the terms thereof are fair and reasonable and are approved by the Audit Committee of the Board of Directors of the General Partner, which is comprised of the General Partner's independent directors (the 'Audit Committee').

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

    AREP has made investments in assets related to the gaming industry and will consider additional investment opportunities in the gaming industry and investments in the entertainment industry. AREP, the General Partner, and the directors and officers of the General Partner have obtained licenses from the Nevada Gaming Authority and the New Jersey Casino Control Commission. Investments in the gaming and entertainment industries involve significant risks, including those relating to competitive pressures and political and regulatory considerations. Recessionary pressures and international tensions have decreased leisure travel which has negatively affected many casino properties. Also, in recent years there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns. As new openings and expansion projects have been completed, supply has grown more quickly than demand in some areas, and competition has increased. Likewise, an increase in supply often leads to increases in complimentary and promotional expenses in the industry. AREP believes that these market conditions will lead some gaming and entertainment properties to become available for restructuring or purchase and will create potential investments for opportunistic buyers such as AREP, and AREP intends to pursue such additional investments in the gaming and entertainment industries.

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

NON-REAL ESTATE RELATED INVESTMENTS

    In selecting future investments, AREP may, while remaining in the real estate business and continuing to pursue suitable investments for AREP in the real estate markets, invest a portion of its funds in securities of issuers that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate. Such investments will further diversify AREP's portfolio of assets. AREP will also seek to purchase undervalued securities, so as to maximize total returns consisting of current income and/or capital appreciation. Undervalued securities are those which AREP believes may have greater inherent value than indicated by their then current trading price and/or may lend themselves to 'activist' shareholder involvement. These securities may be undervalued due to market inefficiencies, may relate to opportunities wherein economic or market trends have not been identified and reflected in market value, or may include those in complex or not readily followed securities. Less favorable financial reports, lowered credit ratings, revised industry forecasts or sudden legal complications may result in market inefficiencies and undervalued situations. As is the case with real estate related investments, with regard to non-real estate related investments, AREP may determine to establish an ownership position through the purchase of debt or equity securities of such entities and then negotiate for the ownership or effective control of some or all of the underlying equity in such assets.

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

RECENT DEVELOPMENTS

    AREP's earnings from land, house and condominium operations have been strong in recent years. However, due to sales, the Company's inventory of land approved for development has decreased which is expected to negatively impact earnings from this business segment. Earnings from hotel, casino and resort properties are expected to be constrained by recessionary pressures, international tensions and significantly increased competition from new hotels/casinos and expansion of existing properties.

    A slower national economy may increase tenant defaults thereby decreasing rental income and increasing property expenses. Also, the Company may be required to renovate vacant properties for new tenants. However, there can be no assurance that the Company will be able to re-let the properties at equivalent rents.

    AREP believes it has adequate cash reserves and a strong capital base which, in a weaker economy, may provide for additional acquisition opportunities.

RECENT ACQUISITIONS/INVESTMENTS

    NOTE RECEIVABLE -- AFFILIATE

    On December 27, 2001, AREP entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which AREP made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of
(i) approximately $250 million aggregate market value of AREP's units owned by Mr. Icahn (approximately 21.1 million depositary units and 8.1 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own AREP units. The loan is due on or before December 27, 2003 and by law may not be renewed or extended. The loan bears interest, payable semi-annually, at a per annum rate equal to the greater of (i) 3.9% and
(ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rates in 2002 ranged from 3.9% to 4.03%. In 2002, pursuant to the loan agreement Mr. Icahn paid approximately $10.1 million to the Company representing interest due on the loan. The loan must be prepaid in an amount of up to $125 million, to the extent that AREP requests such funds for an investment opportunity, and may be prepaid at any time by Mr. Icahn. AREP entered into this transaction to earn interest income on a secured investment. In the event of a loan default, AREP would, at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan.

    HOTEL AND CASINO PROPERTIES

        a. Stratosphere Tower Casino and Hotel

           As of December 31, 2002, AREP owns 100% of Stratosphere Corporation ('Stratosphere') and consolidates Stratosphere in its financial statements. Stratosphere owns and operates an integrated casino, hotel and entertainment facility located in Las Vegas, Nevada. Stratosphere accounted for approximately 48% and 49% of AREP's gross revenues in 2002 and 2001, respectively.

           On December 19, 2002 AREP acquired the remaining 49% of Stratosphere that AREP did not own. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000. Under the merger agreement the stockholders who were unaffiliated with Mr. Icahn received a cash price of $45.32 per share (approximately $9.6 million) and the Icahn related stockholders (other than AREP) received a cash price of $44.33 per share (approximately $34.7 million). AREP paid an aggregate of approximately $44.3 million for the Stratosphere shares.

           Stratosphere owns and operates the Stratosphere Casino, Hotel & Tower which is centered around the Stratosphere Tower (the 'Tower'), the tallest free-standing observation tower in the United States. Standing 1,149 feet above the Las Vegas Strip, the Tower is visible from all directions, including by visitors flying into Las Vegas. The Tower's Pod (the 'Pod'), a 12-story building that begins at the 771-foot level, features a 360-seat revolving restaurant, a 220-seat cocktail lounge, indoor and outdoor observation decks and two amusement rides located over 900 feet in the air, a roller coaster and a simulated 'Big Shot' (collectively the 'Thrill Rides').

           Stratosphere operates, among other things, the Tower, a hotel with 2,444 rooms and suites, a 97,000 square foot casino featuring approximately 1,474 slot machines, 48 table games, a race and sports book, a keno lounge, a 160,000 square foot second level containing a retail center

       (the 'Retail Center') of approximately 46 shops and a 650-seat Broadway Showroom, a 3,600-seat Outdoor Events Center, a 120-seat entertainment lounge and parking for approximately 4,000 cars. Stratosphere opened for business on April 29, 1996.

       THE TOWER

           At 1,149 feet in height, the Tower is the tallest free-standing observation tower in the United States and the tallest free-standing structure west of the Mississippi River. From the indoor and outdoor observation decks, lounge and restaurant, Tower visitors have dramatic views of the Las Vegas Strip, downtown and the surrounding Las Vegas Valley. Visitors travel to the observation decks in four high speed, double-decked elevators, which travel at 1,800 feet per minute, and which have an aggregate capacity of 128 visitors.

           The Pod is a 12-story 105,000 square foot building that begins at the 771-foot level of the Tower. The Pod, which has a maximum capacity of 2,700 visitors at any one time, has an indoor and outdoor observation deck and is currently open from 10:00 a.m. to 1:00 a.m. Sunday through Thursday and 10:00 a.m. to 2:00 a.m. on Friday and Saturday.

           The Pod's third and fourth levels contain conference and meeting rooms that are rented out for business or social occasions. Level six contains a 360-seat revolving restaurant. Levels seven, eight and nine feature a 220-seat cocktail lounge, indoor and outdoor observation decks, respectively. The indoor observation deck contains two gift shops, free-standing vending featuring souvenirs and food products designed to capitalize on the unique nature of the Tower and two virtual reality games.

           Level twelve is the staging area for the Thrill Rides. The first ride, the 'Big Shot,' propels riders from the 921-foot level of the Pod approximately 180 feet straight up the mast of the Tower, in a harnessed seat, and allows for a controlled free fall back to the landing platform. The second ride, a roller coaster, the 'High Roller,' begins at the 909-foot level and transports up to 36 passengers at a time along tracks wrapped around the top portion of the Pod.

       THE CASINO AREA

           Stratosphere's casino contains approximately 97,000 square feet of gaming space, with approximately 1,474 slot machines, 48 table games, a race and sports book and keno lounge. Five themed restaurants, four bars, two of which feature live entertainment and a deli are located adjacent to the casino. These facilities have been designed for convenient access to the casino.

           Although the Company does not emphasize credit play, credit is available to high-stakes wagerers on a discretionary basis. Slot and table game customers are able to join frequent players' club, which awards benefits including cash and complimentary room, food and beverage based upon the customer's level of play.

       RETAIL AND ENTERTAINMENT CENTER

           The Retail Center, located on the second floor of the base building, occupies approximately 160,000 square feet, of which 57,000 square feet remains undeveloped. The Retail center offers various 'fast food' restaurants and shops. Adjacent to the Retail Center is the 650-seat showroom that currently offers afternoon and evening shows, which are designed to appeal to the wide spectrum of value-minded visitors who come to Las Vegas. In September 2001, Stratosphere completed construction of a new 3,600-seat Outdoor Events Center which features mid-level mainstream concert and boxing events.

       HOTEL, FOOD AND BEVERAGE

           The Hotel currently has 2,444 rooms and suites. The Hotel has seven themed restaurants; 'The Top of The World' located in the Pod, the 480-seat 'Stratosphere Courtyard Buffet,' the 182-seat 'Crazy Armadillo' featuring Tex-Mex cuisine and an oyster bar, 'Roxy's 50's Diner,'

       'Lucky's Cafe' coffee shop, 'Tower of Pasta,' a restaurant serving Italian cuisine, and 'Hamada's', a restaurant serving Asian cuisine. In addition, a New York style deli is located adjacent to the race and sports book.

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

           In 2000 and 2001, Stratosphere expended approximately $95 million for construction of its 1,000 room expansion and related amenities.

        b. Sands Hotel and Casino

           In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission (the 'Casino Control Commission') and in accordance with a prior agreement repurchased its interest in the Sands Hotel and Casino (the 'Sands'), located in Atlantic City, New Jersey, from affiliates of the General Partner. As a result, the Company acquired approximately 3.6 million common shares (36%) of GB Holdings Inc. and $26.9 million face amount of GB Property First Mortgage Notes. The Company paid approximately $68.8 million to reacquire its interests representing the affiliates' advances plus accrued interest of approximately $11 million. In accordance with the agreement, interest was accrued from March 2000 to May 2002 at an annual rate of 1 1/2% over the prime rate.

           As required by the New Jersey Casino Control Act (the 'Casino Control Act'), the Partnership Agreement was amended to provide that securities of the Company are held subject to the condition that if a holder thereof is found to be disqualified by the Casino Control Commission, pursuant to the provisions of the Casino Control Act, such holder shall dispose of his interest in the Company in accordance with the Casino Control Act.

           The Sands is located in Atlantic City, New Jersey on approximately
       6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 79,000 square feet of gaming space containing approximately 2,322 slot machines and approximately 40 table games; a hotel with 511 rooms (including 57 suites); six restaurants; one cocktail lounge; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk using air rights granted by an easement from the City of Atlantic City; and a garage and surface parking for approximately 1,750 vehicles.

           The Sands entered into a long-term lease of the Madison House Hotel (the 'Madison House'). The initial lease period is from December 2000 to December 2012 with lease payments ranging from $1.8 million per year to $2.2 million per year. The Madison House is physically connected at two floors to the existing Sands casino-hotel complex. The Sands recently completed renovations to upgrade and combine the rooms of the Madison House into a total of 113 suites and 13 single rooms. It is the intention of the Sands to maintain and operate the Madison House at the same quality level as the Sands.

    DEVELOPMENT PROPERTIES

    In March 2000, AREP acquired Bayswater from Icahn for approximately $84.35 million. Approximately $100 million of cash has been generated from this acquisition, which is being held for investment. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family homes, multi-family homes and residential lots in subdivisions and in planned communities. Bayswater is a subsidiary of AREP. Bayswater is currently developing seven residential subdivisions in New York and Florida. In New York, Bayswater has two residential subdivisions under development with approximately 28 units remaining to be constructed and sold. Bayswater also has two subdivisions in New York that are in the approval process, one for 50 townhouse units and the other for 35 single family homes. In Naples, Florida, Bayswater owns three properties comprising land zoned for 212 residential condominium units. As previously discussed, earnings from this business segment are expected to decline sharply as land inventory is depleted and cannot be replenished cost effectively.

    In addition, AREP expects to continue to pursue the approval and development of its New Seabury property in Cape Cod Massachusetts. It is the Company's position that the proposed residential and commercial development is allowed under a special permit issued for the property in 1964. However, a regional planning body created in 1989, the Cape Cod Commission, concluded in January 2002 that the New Seabury development is within its jurisdiction (the 'Administrative Decision'). In February 2002, New Seabury Properties LLC, an AREP subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the Administrative Decision by the Cape Cod Commission. AREP cannot predict the effect on the development process if the Cape Cod Commission is successful in asserting jurisdiction over the proposed development. (See Item 3. -- 'Legal Proceedings.')

    AREP's land, house and condominium sales accounted for approximately 23% and 19% of AREP's gross revenues in 2002 and 2001, respectively.

    PROPERTY TRANSACTIONS

    In September 2002, the Company purchased an industrial building located in Nashville, Tennessee for approximately $18.2 million. The building was constructed in 2001 and is fully leased to two tenants, Alliance Healthcare Corporation and WMH Tool Group, Inc., with leases expiring in 2011. The annual net operating income is anticipated to be approximately $1.6 million increasing to approximately $1.9 million by 2011. In October 2002, the Company borrowed $12.7 million secured by the Nashville, Tennessee property. The loan is non-recourse, bears interest at 6.4% per annum and matures in ten years. Required payments are interest only for the first three years and then principal amortization will commence based on a thirty-year amortization schedule.

    In 2002, AREP recorded a provision for loss on real estate of $3.2 million primarily related to vacant properties where leases were not renewed or were rejected in bankruptcy.

    MEZZANINE LOANS

    AREP has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company's mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

        a. In May 2002, the Company was prepaid approximately $31.3 million for two mezzanine loans on a New York City condominium property. The Company had advanced $23 million to the developer. The balance of the prepayment, $8.3 million, represented accrued interest ($7.9 million) and exit fees ($.4 million) which amounts were recognized as interest income and other income, respectively, in the year ended December 31, 2002.

        b. At December 31, 2002, AREP had funded two mezzanine loans for approximately $23.2 million and had commitments to fund, under certain conditions, additional advances of approximately $5 million. One loan in the amount of $12.2 million is for a Florida condominium development. The second loan in the amount of $11 million is for a New York City hotel with approximately 200 rooms. At December 31, 2002, accrued interest of approximately $4.1 million has been deferred for financial statement purposes, pending receipt of principal and interest payments. These loans are due in 2005.

        c. In February 2003, AREP funded a mezzanine loan for approximately $30 million on a Florida condominium development. The loan is due in February 2005. The Company has committed to fund an additional $15 million if required by the borrower to complete the project.

    OTHER INVESTMENTS

    AREP has equity and debt investments in Philip Services Corp. ('Philips'), which for accounting purposes were classified as available-for-sale investments at December 31, 2001. The market value of Philips' common stock has declined steadily since it was acquired by the Company. In 2002, based on the decline in common stock trading prices and a review of Philips' financial statements, management of the Company deemed the decrease in value to be other than temporary. As a result, the Company wrote down its investment in Philips' common stock by a charge to earnings of $8,476,000 and charges to other comprehensive income ('OCI') of approximately $761,000 in the year ended December 31, 2002. This investment had been previously written down by approximately $6.8 million in charges to OCI. Such amount was removed from OCI and is included in the above-mentioned charges to earnings. The Company's adjusted carrying value of Philips' common stock is approximately $200,000 at December 31, 2002.

    AREP also has a participation in Philips' debt with an original cost at the date of their acquisition of approximately $19.7 million. At December 31, 2001, such notes were classified as available-for-sale securities and were marked-to-market through charges to OCI, to an estimated fair market value of approximately $13.2 million. In 2002, upon concluding its review of these investments, management determined that such investments were more properly classified as notes receivable. Approximately $6.6 million of charges to OCI were reversed and the investments were re-classified at their original cost to mortgages and notes receivable at December 31, 2002.

    AREP invested $6 million in an unaffiliated biotechnology limited partnership. Upon review of this investment in 2002, management of the Company determined that the investment was impaired and wrote down its value by a charge to earnings of approximately $3.8 million.

    Management periodically reviews its investments for recoverability.

    A committee of the Board of Directors of the General Partner is considering the possible acquisition by the Company of interests in National Energy Group, Inc. and related companies from entities owned by Carl C. Icahn. The committee, in consultation with its advisors, has been engaged in evaluating the possible acquisition. To date, such evaluation is continuing and no determination has been made by the committee.

FINANCING ACTIVITIES

    During 2002, AREP repaid approximately $460,000 of maturing debt obligations and higher interest rate mortgages. In October, 2002, the Company borrowed $12.7 million mortgage secured by the Nashville, Tennessee property, which was acquired in September, 2002.

    With interest rates at historic lows, AREP is reviewing its real estate portfolio for financing or refinancing opportunities.

LEASING ACTIVITIES

    In 2002, fourteen leases covering fourteen properties and representing approximately $2.1 million in annual rentals expired. Seven leases, originally representing $916,000 in annual rental income, were renewed for $625,000 in annual rentals. Such renewals are generally for a term of five years. One property with an annual rental income of $173,000 was not renewed and subsequently leased for $117,000 per annum. Another property with annual rents of $167,000 was not renewed and was sold for approximately $1.6 million. Five leases with annual rentals of $855,000 were not renewed and are currently being marketed for sale or lease.

    In 2003, seventeen leases covering seventeen properties and representing approximately $2.2 million in annual rentals are scheduled to expire. Eight leases originally representing $1.1 million in annual rental income were renewed for $924,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of $613,000 were not renewed and are currently being marketed for sale or lease. The Company has not yet been notified by tenants whether they plan to renew leases on the remaining four properties with annual rentals of $464,000.

    By the end of the year 2005, net leases representing approximately 23% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2007, net leases representing approximately 35% of AREP's net annual rentals will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase the property. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant. In addition, net leases representing approximately 26% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and a number of which are in bankruptcy. As a result, operating expenses may be incurred with respect to the properties underlying any such leases rejected in bankruptcy and those expenses, coupled with the effects of a downturn in certain retail estate markets, may have an adverse impact on AREP's net cash flow.

BANKRUPTCIES AND DEFAULTS

    AREP is aware that 18 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects, at least in the near term, to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 18 present and former tenants known to be involved in bankruptcy proceedings or reorganization, 14 have rejected their leases, affecting 37 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses). Active bankruptcy matters are as follows:

    In January 2002, Kmart Corp., a tenant leasing seven properties owned by AREP which represent approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases have been rejected representing $713,000 in annual rents. The rejected properties are being held for sale or lease and AREP has recorded a provision for loss of approximately $1.9 million on such properties in the year ended December 31, 2001. As of February 28, 2003 AREP has not been notified regarding the three remaining leases representing $661,000 in annual rents. At December 31, 2002, the carrying value of the seven properties was $6,529,000 which management believes is less than the estimate of net realizable value.

    In September 2001, Ames Department Stores, a tenant in a property owned by AREP, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The tenant rejected the lease effective March 15, 2002. The annual rent for this property was approximately $327,000. At December 31, 2002, the carrying value of this property was $2,158,000 which management believes is less than the estimate of net realizable value.

INSURANCE

    AREP carries customary insurance for its properties and business segments. However AREP does not insure net lease properties where the tenant provides appropriate amounts of insurance. AREP is determining on a property by property basis whether or not to obtain terrorism insurance coverage.

ENVIRONMENTAL MATTERS

    Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property invested in by AREP, AREP could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. AREP will generally require that properties in which AREP invests will be subject to a Phase I environmental site assessment, which involves record review, visual site assessment and personnel interviews, but does not involve invasive procedures such as air and soil sampling or groundwater analysis. There can be no assurance, however, that these evaluations will reveal all potential liabilities or that future property uses or conditions or changes in applicable environmental laws and regulations or activities at nearby properties will not result in the creation of environmental liabilities with respect to a property.

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

    The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. AREP has notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to approximately $2-3 million. However, as no Phase II Environmental Site Investigations have been conducted by AREP, there can be no accurate estimation of the need for or extent of any required remediation. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately 40 updates were completed in 2002 with another 33 scheduled for the year 2003.

    In addition to conducting such Phase I Environmental Site Assessments, AREP has developed a site inspection program. This program is being conducted by an AREP employee (an experienced construction manager and registered architect) who visits AREP's properties and visually inspects the premises to assess the physical condition of the properties in an effort to determine whether there are any obvious indications of environmental conditions which would potentially expose AREP to liability and to ensure that the physical condition of the property is being maintained properly. There is no assurance, however, that this program will in fact minimize any potential environmental or other cost exposure to AREP.

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

    As AREP acquires more operating properties, it may be required to make expenditures to bring such properties into compliance with the ADA and other applicable laws. (See Item 3. -- 'Legal Proceedings.')

EMPLOYEES

    AREP and its consolidated subsidiaries have approximately 2,700 full and part-time employees, which number of employees fluctuates due to the seasonal nature of certain of its businesses. Most of the employees are employed by AREP's consolidated subsidiaries. Approximately 1,200 employees of Stratosphere are covered by three collective bargaining agreements. Management believes it currently has sufficient staffing to operate effectively the day-to-day business of AREP.

COMPETITION

    Competition in leasing and buying and selling remains strong. As previously discussed, many of AREP's tenants have rights to renew at prior rental rates. AREP's experience is that tenants will renew below market leases and permit leases that are less marketable or at above market rents to expire, making it difficult for AREP to re-let or sell on favorable terms properties vacated by tenants. The real estate market continues to be weak in certain areas of the country, particularly in the retail and office categories. The economic recession and ongoing corporate consolidations and layoffs have contributed to increasing vacancy rates. AREP believes it is one of the largest real estate entities of its kind and that it will continue to compete effectively with other similar real estate companies, although there are real estate entities with greater financial resources than AREP.

    Investments in the gaming and entertainment industries involve significant competitive pressures and political and regulatory considerations. In recent years, there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns. The casino/hotel industry is highly competitive. Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas strip hotels and with a few major hotels in downtown Las Vegas. The Hotel and Casino also competes with a large number of hotels and motels located in and near Las Vegas. The Tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas. Many of the Company's competitors offer more products than the Company and have greater name recognition and may have greater resources.

    Competition for the acquisition of approved land for development has intensified and AREP has not been able to replenish its approved land inventory. Competition for the sale of developed land, houses and condominiums is also strong in certain areas of the country. AREP and its consolidated subsidiaries compete in these areas with many real estate developers, some of which have greater financial resources than AREP.

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

ITEM 2. PROPERTIES.

    As of February 28, 2003, AREP owned 136 separate real estate assets (excluding Stratosphere, Bayswater and the Sands). These primarily consist of fee and leasehold interests and, to a limited extent, interests in real estate mortgages in 31 states. Most of these properties are net-leased to single corporate tenants. Approximately 85% of these properties are currently net-leased, 9% are operating properties and 6% are vacant and being marketed for sale or lease.

    The following table summarizes the type, number per type and average net effective rent per square foot of such properties:

                                             NUMBER        AVERAGE NET EFFECTIVE
TYPE OF PROPERTY                          OF PROPERTIES   RENT PER SQUARE FOOT(1)
----------------                          -------------   -----------------------
Retail..................................       54                  $3.75
Industrial..............................       18                  $2.11
Office..................................       30                  $7.37
Supermarkets............................       14                  $2.74
Banks...................................        5                  $3.90
Other...................................       15                    N/A

---------

(1) Based on net-lease rentals.

    The following table summarizes the number of such properties in each region specified below:

                                                                 NUMBER
LOCATION OF PROPERTY                                          OF PROPERTIES
--------------------                                          -------------
United States:
    Southeast...............................................       59
    Northeast...............................................       30
    South Central...........................................        6
    Southwest...............................................        5
    North Central...........................................       32
    Northwest...............................................        4

    From January 1, 2002 through February 28, 2003, AREP sold or otherwise disposed of 11 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $23,000,000 in cash, net of closing costs and amounts utilized to satisfy mortgage indebtedness which encumbered such properties. As of December 31, 2002, AREP owned 8 properties that were being marketed for sale. The aggregate net realizable value of such properties is estimated to be approximately $4,300,000.

    For each of the years ended December 31, 2002, 2001, and 2000, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP.

However, at December 31, 2002, 2001, and 2000, Portland General Electric Company ('PGEC') occupied a property, which represented approximately 13% of the carrying value of AREP's total real estate assets leased to others. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity. All of PGEC's common stock is owned by Enron Corp. which has filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. PGEC is not included in the filing. PGEC's management has stated in public filings that it cannot predict with certainty what impact the Enron bankruptcy may have on PGEC. However, PGEC does not believe that the assets and liabilities of PGEC will become part of the Enron bankruptcy estate and therefore does not expect the Enron bankruptcy proceedings to have a material effect on PGEC's operations. At December 31, 2002 and February 28, 2003, PGEC is current in its rents.

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

    AREP owns 100% of Stratosphere. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel; located in Las Vegas, Nevada, which is centered around the Stratosphere Tower, the tallest free-standing observation tower in the United States. The hotel and entertainment facility has 2,444 rooms and suites, a 97,000 square foot casino and related amenities. See Item
1 -- 'Recent Acquisitions/Investments.'

    AREP owns, primarily through its Bayswater subsidiary, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and residential lots in subdivisions and in planned communities. See Item 1 -- 'Recent Acquisitions/Investments.'

    Upon obtaining licenses from the New Jersey Casino Control Commission, AREP, in accordance with a prior agreement, acquired a 36% equity interest in GB Holdings, the parent company of the Sands. The Sands owns and operates the Sands Hotel and Casino, located in Atlantic City, New Jersey, containing 511 rooms and suites, a 79,000 square foot casino and related amenities. The Sands recently leased and completed renovations to an adjacent property, providing an additional 126 rooms and suites. See Item 1 -- 'Recent Acquisitions/Investments.'

    AREP owns a resort property in New Seabury, Massachusetts. The New Seabury site is comprised of two golf courses, other recreational facilities, condominium and time share units and land for future residential and commercial development.

ITEM 3. LEGAL PROCEEDINGS.

        a. On January 31, 2001, Stratosphere was named in an action styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No A430070, in the Eighth Judicial District Court of the State of Nevada. The complaint alleges a number of violations of the Americans with Disabilities Act ('ADA'), including inadequate room selection, door widths and other similar items. Simultaneously with the complaint, plaintiffs filed a Motion for Preliminary Injunction, seeking to have construction halted on the new hotel tower until the property fully complies with the ADA. Stratosphere removed the action to the United States District Court in Nevada, and it is now styled Disabled Rights Action Committee v. Stratosphere Gaming Corp., Case No. CV-S-01-0162-RLH (PAL). The federal district court held a hearing on plaintiffs' Motion for Preliminary Injunction and denied the motion, focusing upon what the Court believed to be the plaintiffs' lack of irreparable injury. The federal district court also granted Stratosphere's Motion to

    Dismiss the plaintiffs' state law claims, leaving in place only the ADA claims. Stratosphere and the Plaintiffs then filed Motions for Summary Judgment. The District Court granted and denied in part each of the parties' respective motions. The Court ordered that Stratosphere must make certain renovations to 532 rooms that were opened in 1996. The Court issued an injunction requiring that these renovations be completed by August 9, 2002. Stratosphere had already commenced these renovations prior to the Court's Order and completed these renovations in June 2002. The renovations cost approximately $765,000.

        b. In January 2002, the Cape Cod Commission, (the 'Commission'), a regional planning body created in 1989, concluded that AREP's New Seabury development is within its jurisdiction (the 'Administrative Decision'). It is the Company's position that the proposed residential and commercial development is allowed under a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction.

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

        The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059, of which $195,953 and $371,973 were disbursed to Tiffiny and Great Western in 2002, respectively, is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

        d. In addition, in the ordinary course of business, AREP, its subsidiaries and other companies in which AREP has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of AREP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of Unitholders during 2002.

                                    PART II

ITEM 5. MARKET FOR AREP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

    AREP's Depositary Units are traded on the New York Stock Exchange ('NYSE') under the symbol 'ACP.' Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 2001 through December 31, 2002 is as follows:

QUARTER ENDED:                                                  HIGH       LOW
--------------                                                  ----       ---
March 31, 2002..............................................  $   9.45   $  8.75
June 30, 2002...............................................     10.35      8.95
September 30, 2002..........................................      9.75      8.77
December 31, 2002...........................................      9.50      8.40

March 31, 2001..............................................  $10.3125   $8.9375
June 30, 2001...............................................     10.75      9.04
September 30, 2001..........................................     10.25      8.75
December 31, 2001...........................................      9.95      8.80

    On March 14, 2003 the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $10.24.

    As of March 14, 2003, there were approximately 9,300 record holders of the Depositary Units.

    Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.

DISTRIBUTIONS

    On March 31, 2003, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2003. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures and cash reserves for Partnership contingencies, including environmental matters and scheduled lease expirations. By the end of the year 2005 net leases representing approximately 23% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2007, 35% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 26% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings. See
Item 7 -- 'Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity.'

    As of February 28, 2003, there were 46,098,284 Depositary Units and 9,330,963 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the NYSE under the symbol 'ACP PR.' The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at a rate of 5% of the liquidation preference thereof, payable annually on March 31, or the next succeeding business day thereafter, of each year (each, a 'Payment Date'). On any Payment Date, AREP, with the approval of the Audit Committee, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On or before March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in Item 10 -- 'Directors and Executive Officers of AREP,' below.

    On March 31, 2002, AREP distributed to holders of record of its Preferred Units as of March 15, 2002, 444,332 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 21,

2003, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 2003 to holders of record as of March 14, 2003. In February 2003, the number of authorized Preferred Units was increased to 9,900,000.

    Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.

REPURCHASE OF DEPOSITARY UNITS

    AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the amount of shares authorized to be repurchased to 1,250,000 Depositary Units. As of February 28, 2003, AREP had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000. Management recently has not been acquiring Depositary Units for AREP, although AREP may from time to time acquire additional Depositary Units.

ITEM 6. SELECTED FINANCIAL DATA

                                                      (IN $000'S EXCEPT PER UNIT AMOUNTS)
                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            2002         2001         2000         1999         1998
                                         ----------   ----------   ----------   ----------   ----------
Total revenues.                          $  326,916   $  297,323   $  312,877   $  295,004   $  173,241
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Earnings before property and securities
  transactions and minority interest...  $   72,842   $   62,682   $   69,024   $   68,116   $   68,707
Other gains (losses) and minority
  interest:
    Gain on sales and disposition of
      real estate......................       8,990        1,737        6,763       13,971        9,065
    (Loss) gain on limited partnership
      interests........................      (3,750)      --            3,461       --            5,562
    Gain on sale of marketable equity
      and debt securities..............      --            6,749       --           28,590       --
    Write-down of equity securities
      available for sale...............      (8,476)      --           --           --           --
    Provision for loss on real
      estate...........................      (3,212)      (3,184)      (1,351)      (1,946)      (1,180)
    Minority interest in net
      (earnings)/loss of Stratosphere
      Corporation......................      (1,943)        (450)      (2,747)      (1,002)          95
                                         ----------   ----------   ----------   ----------   ----------
Net earnings...........................  $   64,451   $   67,534   $   75,150   $  107,729   $   82,249
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------

                                                  (table continued on next page)

(table continued from previous page)

                                                      (IN $000'S EXCEPT PER UNIT AMOUNTS)
                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            2002         2001         2000         1999         1998
                                         ----------   ----------   ----------   ----------   ----------
Net earnings per limited partnership
  unit:
    Basic earnings.....................  $     1.27   $     1.34   $     1.48   $     1.95   $     1.42
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Weighted average limited partnership
  units outstanding....................  46,098,284   46,098,284   46,098,284   46,098,284   46,173,284
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
    Diluted earnings...................  $     1.12   $     1.19   $     1.29   $     1.67   $     1.28
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Weighted average limited partnership
  units and equivalent partnership
  units outstanding....................  56,466,698   55,599,112   56,157,079   56,078,394   54,215,339
                                         ----------   ----------   ----------   ----------   ----------
                                         ----------   ----------   ----------   ----------   ----------
Distributions to partners on depositary
  units................................  $   --       $   --       $   --       $   --       $   --
At year end:
Real estate leased to others...........  $  359,700   $  358,597   $  379,396   $  375,268   $  381,554
Hotel, casino and resort operating
  properties...........................  $  215,776   $  228,181   $  185,253   $  141,829   $  137,706
U.S. Government and agency
  obligations..........................  $  336,051   $  313,641   $  475,267   $  468,529   $  363,884
Note receivable due from affiliate.....  $  250,000   $  250,000   $   --       $   --       $   --
Marketable equity and debt
  securities...........................  $   26,728   $   35,253   $   54,736   $   67,397   $  248,455
Mortgages and notes receivable.........  $   56,216   $   35,529   $   19,946   $   10,955   $    9,933
Equity interest in GB Holdings,
  Inc. ................................  $   37,280   $   39,936   $   38,359   $   --       $   --
Land and construction in-progress......  $   40,415   $   69,429   $   75,952   $   99,252   $   91,836
Total assets...........................  $1,421,671   $1,451,642   $1,422,987   $1,364,861   $1,317,318
Mortgages payable......................  $  171,848   $  166,808   $  182,049   $  179,387   $  173,559
Due to affiliate.......................  $   --       $   68,805   $   77,521   $   --       $   60,750
Minority interest......................  $   --       $   67,433   $   64,907   $   66,307   $   65,305
Partners' equity.......................  $1,203,166   $1,100,629   $1,042,725   $1,029,308   $  943,528

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

GENERAL

    AREP believes that it will benefit from diversification of its portfolio of assets. To further its investment objectives, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. Additionally, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. From time to time AREP has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to AREP. Despite the substantial capital pursuing real estate opportunities, AREP believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, land, assets in the gaming and entertainment industries, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and underperforming properties that may require active asset management and significant capital improvements. As noted above, AREP has made investments in the gaming industry, and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests and the financing of, and investment in, the movie production and distribution industries. With respect to gaming and entertainment industry investments, AREP believes that there may be synergies between production companies for movies and live entertainment and supplying entertainment content to hotels and casinos. Such investments may be made in the form of acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to AREP.

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

    Historically, substantially all of AREP's real estate assets leased to others have been net-leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore AREP is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties.

    By the end of the year 2005, net leases representing approximately 23% of AREP's net annual rentals from its portfolio will be due for renewal, and by the end of the year 2007, net leases representing approximately 35% of AREP's net annual rentals will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow in the future from such properties.

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

    AREP has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2 - 3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, AREP notified all tenants of the Resource Conservation and Recovery Act's ('RCRA') December 22, 1998 requirements for regulated underground storage tanks. AREP may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately 40 updates were completed in 2002 with another 33 scheduled for the year 2003.

RESULTS OF OPERATIONS

CALENDAR YEAR 2002 COMPARED TO CALENDAR YEAR 2001

    Gross revenues increased by $29,593,000, or 10.0%, during the year ended December 31, 2002 as compared to the same period in 2001. This increase reflects increases of $20,458,000 in land, house and condominium sales, $11,961,000 in hotel and casino operating income, $2,179,000 in hotel and resort operating income and $1,038,000 in rental income partially offset by decreases of $2,305,000 in dividend and other income, $2,213,000 in financing lease income, $1,502,000 in equity in earnings of GB Holdings, Inc. and $23,000 in interest income on U.S. Government and Agency obligations and other investments. The increase in land, house and condominium sales is primarily attributable to higher selling prices and an increase in the number of units sold, due to a strong residential housing market and low mortgage rates. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues as a result of increased capacity brought about by the hotel expansion. The average daily rate ('ADR') remained at $48 during the years ended December 31, 2002 and 2001; however, percentage occupancy decreased 4% to 89.6%. The increase in hotel and resort operating income is primarily attributable to increased revenues at New Seabury as prior year's revenues were negatively impacted by construction activities. The increase in rental income is primarily attributable to a property acquisition, and reclassifications of financing leases to operating leases. The decrease in dividend and other income is primarily due to lease termination and deferred maintenance payments received from tenants in 2001. The decrease in financing lease income is the result of lease expirations, reclassification of financing leases and normal financing lease amortization. The decrease in equity earnings of GB Holdings, Inc. is due to decreased casino revenue, primarily attributable to a reduction in the number of table games as new slot machines were added in 2002, which was partially offset by decreased promotional allowances and decreased casino expenses. In addition, GB Holdings recorded an impairment loss on certain property expansion costs determined to be unusable. Interest income on U.S. Government and Agency obligations decreased by approximately $8 million due to a decline in interest rates, however, the decrease was offset by interest earned on the prepayment of a mezzanine loan in 2002.

    Expenses increased by $19,433,000, or 8.3%, during the year ended
December 31, 2002 as compared to the same period in 2001. This increase reflects increases of $12,041,000 in the cost of land, house and condominium sales, $5,602,000 in hotel and casino operating expenses, $3,195,000 in depreciation and amortization, $2,116,000 in rental property expenses and $1,574,000 in hotel and resort operating expenses partially offset by decreases of $5,044,000 in interest expense and $51,000 in general and administrative expenses. The increase in the cost of land, house and condominium sales is due to increased sales as explained above. Costs as a percentage of sales declined from 77% in 2001 to 72% in 2002 primarily due to higher margin sales in 2002. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales declined from 89% in 2001 to 86% in 2002 as hotel and casino revenues increased at a greater rate than hotel and casino expenses due to the hotel expansion. The increase in depreciation and amortization expense is primarily attributable to the expansion of the Stratosphere Hotel and Casino. The increase in property expenses is primarily due to an increase in expenses related to off-lease properties and expenses of the New Seabury development litigation of approximately $1 million. The increase in hotel and resort operating expenses is primarily attributable to increased costs associated with increased revenues at New Seabury. Costs as a percentage of sales decreased from 86% in 2001 to 84% in 2002. The decrease in interest expense is primarily due to the repayment of debt to affiliates in May 2002 in connection with the Sands repurchase obligation, as well as decreased interest rates prior to repayment of this debt.

    Earnings from land, house and condominium operations increased in the year ended December 31, 2002 as compared to the same period in 2001. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business segment.

    As a result of the completion of Stratosphere's additional 1,000 rooms and related amenities in June 2001, hotel and casino operating revenues and expenses have increased. Increased room capacity provided more hotel guests thereby increasing revenues. Earnings from hotel, casino and resort properties are expected to be constrained by recessionary pressures, international tensions and competition.

    Earnings before property and securities transactions and minority interest increased during the year ended December 31, 2002 by $10,160,000 as compared to the same period in 2001.

    Gain on sale of real estate increased by $7,253,000 during the year ended December 31, 2002 as compared to the same period in 2001 due to the size and number of transactions.

    During the year ended December 31, 2002, AREP recorded a provision for loss on real estate of $3,212,000 as compared to $3,184,000 in the same period in 2001. A substantial portion of the 2002 provision resulted from vacated properties where leases were not renewed or were rejected by tenants in bankruptcy.

    A write-down of equity securities available for sale of $8,476,000 was recorded in the year ended December 31, 2002. The market value of Philips' common stock has declined steadily since it was acquired by the Company. In 2002, based on a review of Philips' financial statements, management of the Company deemed the decrease in value to be other than temporary. As a result, the Company wrote down its investment in Philips' common stock by a charge to earnings. There was no such write-down in 2001.

    Gain on sale of marketable equity and debt securities was $6,749,000 in the year ended December 31, 2001. There was no such income in 2002.

    A write-down of a limited partnership investment of $3,750,000 was recorded in the year ended December 31, 2002. AREP invested $6.0 million in an unaffiliated biotechnology partnership. Upon review of this investment in 2002, management of the Company determined that the investment was impaired and wrote down its value by a charge to earnings. There was no such write-down in 2001.

    Minority interest in the net earnings of Stratosphere Corporation increased by $1,493,000 during the year ended December 31, 2002 as compared to the same period in 2001, due to an increase in Stratosphere's net hotel and casino operating income. As a result of the acquistion of the minority interest in December 2002, there will be no minority interest in net earnings of Stratosphere Corporation in 2003 and thereafter.

    Net earnings for the year ended December 31, 2002 decreased by $3,083,000 as compared to the year ended December 31, 2001 primarily due to a write-down of equity securities available for sale ($8.5 million), decreased gain on sale of marketable equity securities ($6.7 million) and the write-down of a limited partnership investment ($3.8 million) partially offset by increased earnings from land house and condominium operations ($8.4 million) and increased gain on sale of real estate ($7.3 million).

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

    Net earnings for the year ended December 31, 2001 decreased by $7,616,000 as compared to the year ended December 31, 2000 primarily due to decreased interest income ($5.8 million), decreased earnings from land, house and condominium operations ($4.7 million) and decreased gain on property and securities transactions ($3.3 million) partially offset by increased equity in earnings of GB Holdings, Inc. ($3.9 million) and decreased minority interest in earnings of Stratosphere ($2.3 million). Earnings from land, house and condominium operations decreased due to a decline in inventory of completed units available for sale. Based on existing contracts, sales may increase during 2002 compared to 2001. However, the decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business segment in the longer term unless mitigated by the purchase of land, development and sale of units in approved sub-divisions.

    For accounting purposes Bayswater's earnings prior to the date of acquisition (March 23, 2000) were allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

CAPITAL RESOURCES AND LIQUIDITY

    Cash provided by operating activities was $122.3 million for the year ended December 31, 2002 as compared to $81.8 million in the comparable period of 2001. This increase resulted primarily from an increase in the land, house and condominium operations ($30.7 million) and an increase in cash flow from the other operations ($9.8 million). The Company expects the decrease in land inventory in approved sub-divisions to negatively impact cash flow from the land, house and condominium operations.

    The following table reflects the Company's contractual cash obligations, as of December 31, 2002, due during the indicated periods (in $millions):

                                               LESS THAN   1 - 3   4 - 5    AFTER
                                                1 YEAR     YEARS   YEARS   5 YEARS   TOTAL
                                                ------     -----   -----   -------   -----
Mortgages payable............................    $ 7.7     $22.6   $72.4   $ 69.1    $171.8
Mezzanine loan commitments...................      5.0      15.0    --       --        20.0
Construction and development obligations.....     13.3      --      --       --        13.3
                                                 -----     -----   -----   ------    ------
    Total....................................    $26.0     $37.6   $72.4   $ 69.1    $205.1
                                                 -----     -----   -----   ------    ------
                                                 -----     -----   -----   ------    ------

    In 2002, fourteen leases covering fourteen properties and representing approximately $2.1 million in annual rentals expired. Seven leases, originally representing $916,000 in annual rental income, were renewed for $625,000 in annual rentals. Such renewals are generally for a term of five years. One property with an annual rental income of $173,000 was not renewed and subsequently leased for $117,000 per annum. Another property with annual rents of $167,000 was not renewed and was sold for approximately $1.6 million. Five leases with annual rentals of $855,000 were not renewed and are currently being marketed for sale or lease.

    In 2003, seventeen leases covering seventeen properties and representing approximately $2.2 million in annual rentals are scheduled to expire. Eight leases originally representing $1.1 million in annual rental income were renewed for $924,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of $613,000 were not renewed and are currently being marketed for sale or lease. The Company has not yet been notified by tenants whether they plan to renew leases on four properties with annual rentals of $464,000.

    On March 31, 2003, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2003. AREP believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, AREP noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures and cash reserves for Partnership contingencies including environmental matters and scheduled lease expirations. By the end of the year 2005, net leases representing approximately 23% of AREP's net annual rentals will be due for renewal, and by the end of the year 2007, 35% of such rentals will be due for renewal. Another factor that AREP took into consideration was that net leases representing approximately 26% of AREP's net annual rentals from its portfolio are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

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

    Sales proceeds from the sale or disposal of portfolio properties totaled approximately $20.5 million in 2002. During 2001, such sales proceeds totaled approximately $3.7 million. AREP intends to use asset sales, financing and refinancing proceeds for new investments.

    In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission and in accordance with a prior agreement repurchased its interest in the Sands Hotel and Casino, located in Atlantic City New Jersey, from affiliates of the General Partner. As a result, the Company acquired approximately 3.6 million common shares (36%) of GB Holdings Inc. and $26.9 million face amount of GB Property First Mortgage Notes. The Company paid approximately $68.8 million to reacquire its interests representing the affiliates advances plus accrued interest of approximately $11 million. In accordance with the agreement, interest was accrued from March 2000 to May 2002 at an annual rate of 1 1/2% over the prime rate.

    On December 19, 2002 AREP acquired the remaining 49% of Stratosphere that AREP did not own. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000. Under the merger agreement the stockholders who were unaffiliated with Mr. Icahn received a cash price of $45.32 per share (approximately $9.6 million) and the Icahn related stockholders (other than AREP) received a cash price of $44.33 per share (approximately $34.7 million). AREP paid an aggregate of approximately $44.3 million for the Stratosphere shares. In addition, approximately $400,000 of transaction costs were incurred. The acquisition by the Company of the minority shares not owned by an Icahn affiliate has been accounted for as a purchase in accordance with Financial Accounting Standards Board ('FASB') Statement No. 141, 'Business Combinations.' The acquisition by the Company of the common stock held by an Icahn affiliate has been recorded at historical cost. The excess of the historical cost over the amount of the cash disbursed, which amounted to $21,151,000, has been accounted for as a net addition to the General Partner's equity.

    In September 2002, the Company purchased an industrial building located in Nashville, Tennessee for approximately $18.2 million. The building was constructed in 2001 and is fully leased to two tenants, Alliance Healthcare Corporation and WMH Tool Group, Inc., with leases expiring in 2011. The annual net operating income is anticipated to be approximately $1.6 million increasing to approximately $1.9 million by 2011. In October 2002, the Company borrowed $12.7 million secured by the Nashville, Tennessee property. The loan is non-recourse, bears interest at 6.4% per annum and matures in ten years. Required payments are interest only for the first three years and then principal amortization will commence based on a thirty-year amortization schedule.

    Capital expenditures for real estate and hotel, casino and resort operations were approximately $4.8 million during 2002. During 2001, such expenditures totaled approximately $63.7 million. In 2003, capital expenditures are estimated to be approximately $10 million.

    During the year ended December 31, 2002, approximately $7.7 million of principal payments were repaid. During the year ended December 31, 2001, approximately $15.1 million of principal payments were repaid.

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

    AREP's cash and cash equivalents and investment in U.S. Government and Agency obligations increased by $12.8 million during the year ended
December 31, 2002, primarily due to net cash flow from operations ($122.3 million), mezzanine loan repayments ($23 million), property dispositions ($20.5 million) and miscellaneous other items ($1.7 million) partially offset by the repurchase of Sands interest ($68.8 million), acquisition of minority interest in Stratosphere ($44.7 million), mezzanine loan advances ($23.2 million), principal payments on mortgages payable ($7.7 million), property acquisitions net of financing proceeds ($5.5 million) and capital expenditures for real estate and hotel, casino and resort operating properties ($4.8 million).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    AREP's consolidated financial statements have been prepared in accordance with generally accepted accounting principals in the United States of America ('US GAAP'). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments, recognition of casino revenues and promotional allowances and estimated costs to complete its land, house and condominium developments. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

    The Company believes the following accounting policies are critical to its business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

    Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of -- Long-lived assets held and used by the Company and long-lived assets to be disposed of, are reviewed for impariment whenever events or changes in circumstances, such as vacancies and rejected leases, indicate that the carrying amount of an asset may not be recoverable.

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

    Commitments and Contingencies -- Litigation -- On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against the Company. While it is typically very difficult to determine the timing and ultimate outcome of such actions, the Company uses its best judgment to determine if it is probable that it will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, the Company makes estimates of the amount of insurance recoveries, if any. The Company accrues a liability when it believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that the Company has previously made.

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

Mortgages and Notes Receivable

    a. The Company has generally not recognized any profit in connection with the property sales in which certain purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received.

    b. The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. Current mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

    AREP invests in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, the Company will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at December 31, 2002, would decline by approximately $800,000.

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

ITEM 8. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

The Partners
AMERICAN REAL ESTATE PARTNERS, L.P.:

    We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in the Index at Item 14(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 26, 2003

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                 2002         2001
                                                                 ----         ----
                                                                 (IN $000'S EXCEPT
                                                                 PER UNIT AMOUNTS)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method (Notes 4 and
      13)...................................................  $  155,458   $  176,757
    Accounted for under the operating method, net of
      accumulated depreciation (Notes 5 and 13).............     204,242      181,840
Investment in U.S. Government and Agency obligations
  (Note 6)..................................................     336,051      313,641
Note receivable due from affiliate (Note 11)................     250,000      250,000
Cash and cash equivalents (Note 2)..........................      51,394       61,015
Marketable equity and debt securities (Note 7)..............      26,728       35,253
Mortgages and notes receivable (Note 10)....................      56,216       35,529
Equity interest in GB Holdings, Inc. (Note 8)...............      37,280       39,936
Hotel, casino and resort operating properties net of
  accumulated depreciation:
    Stratosphere Corporation hotel and casino (Note 9)......     171,430      184,191
    Hotel and resort (Notes 5 and 12).......................      44,346       43,990
Land and construction-in-progress...........................      40,415       69,429
Receivables and other assets................................      48,111       60,061
                                                              ----------   ----------
        Total...............................................  $1,421,671   $1,451,642
                                                              ----------   ----------
                                                              ----------   ----------

              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable (Notes 4, 5 and 14).......................  $  171,848   $  166,808
Due to affiliate (Note 7)...................................      --           68,805
Accounts payable, accrued expenses and other liabilities....      46,657       47,967
                                                              ----------   ----------
                                                                 218,505      283,580
                                                              ----------   ----------
Minority interest in Stratosphere Corporation hotel and
  casino (Note 9)...........................................      --           67,433
                                                              ----------   ----------
Commitments and contingencies (Notes 3 and 19)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,400,000
      authorized; 9,330,963 and 8,886,631 issued and
      outstanding as of December 31, 2002 and 2001..........      96,808       92,198
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................   1,071,857      996,701
General partner.............................................      46,422       23,651
Treasury units at cost:
    1,137,200 depositary units (Note 22)....................     (11,921)     (11,921)
                                                              ----------   ----------
Partners' equity (Notes 2, 3, 15 and 23)....................   1,203,166    1,100,629
                                                              ----------   ----------
        Total...............................................  $1,421,671   $1,451,642
                                                              ----------   ----------
                                                              ----------   ----------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002         2001         2000
                                                                ----         ----         ----
                                                             (IN $000'S EXCEPT PER UNIT AMOUNTS)
Revenues:
    Hotel and casino operating income (Note 9)............    $156,315     $144,354     $132,762
    Land, house and condominium sales.....................      76,024       55,566       76,180
    Interest income on financing leases...................      14,722       16,935       19,652
    Interest income on U.S. Government and Agency
      obligations and other investments...................      30,344       30,367       36,208
    Rental income.........................................      27,925       26,887       23,616
    Hotel and resort operating income (Note 12)...........      18,597       16,418       21,617
    Dividend and other income (Notes 7 and 10)............       2,684        4,989        4,945
    Equity in earnings (loss) of GB Holdings, Inc. (Note
      8)..................................................         305        1,807       (2,103)
                                                              --------     --------     --------
                                                               326,916      297,323      312,877
                                                              --------     --------     --------
Expenses:
    Hotel and casino operating expenses (Note 9)..........     134,071      128,469      118,997
    Cost of land, house and condominium sales.............      54,640       42,599       58,493
    Hotel and resort operating expenses (Note 12).........      15,738       14,164       20,220
    Interest expense (Notes 7, 13 and 14).................      14,096       19,140       17,820
    Depreciation and amortization.........................      21,229       18,034       15,098
    General and administrative expenses (Note 3)..........       7,029        7,080        7,475
    Property expenses.....................................       7,271        5,155        4,000
    Bayswater acquisition costs (Note 1)..................      --           --            1,750
                                                              --------     --------     --------
                                                               254,074      234,641      243,853
                                                              --------     --------     --------
Earnings before property and securities transactions and
  minority interest.......................................      72,842       62,682       69,024
Other gains (losses):
    Provision for loss on real estate.....................      (3,212)      (3,184)      (1,351)
    Gain on sale of marketable equity and debt
      securities..........................................      --            6,749       --
    Write-down of equity securities available for sale
      (Note 7)............................................      (8,476)      --           --
    Gain on sales and disposition of real estate (Note
      13).................................................       8,990        1,737        6,763
    (Loss) gain on limited partnership interests..........      (3,750)      --            3,461
    Minority interest in net earnings of Stratosphere
      Corporation (Note 9)................................      (1,943)        (450)      (2,747)
                                                              --------     --------     --------
Net earnings..............................................    $ 64,451     $ 67,534     $ 75,150
                                                              --------     --------     --------
                                                              --------     --------     --------

Net earnings attributable to (Note 3):
    Limited partners......................................    $ 63,168     $ 66,190     $ 72,225
    General partner.......................................       1,283        1,344        2,925
                                                              --------     --------     --------
                                                              $ 64,451     $ 67,534     $ 75,150
                                                              --------     --------     --------
                                                              --------     --------     --------

Net earnings per limited partnership unit (Note 2):
    Basic earnings........................................    $   1.27     $   1.34     $   1.48
                                                              --------     --------     --------
                                                              --------     --------     --------

Weighted average limited partnership units outstanding....   46,098,284   46,098,284   46,098,284
                                                              --------     --------     --------
                                                              --------     --------     --------

    Diluted earnings......................................    $   1.12     $   1.19     $   1.29
                                                              --------     --------     --------
                                                              --------     --------     --------

Weighted average limited partnership units and equivalent
  partnership units outstanding...........................   56,466,698   55,599,112   56,157,079
                                                              --------     --------     --------
                                                              --------     --------     --------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
            YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (IN $000'S)

                                               LIMITED PARTNERS' EQUITY
                                    GENERAL    -------------------------   HELD IN TREASURY     TOTAL
                                   PARTNER'S   DEPOSITARY     PREFERRED    ----------------   PARTNERS'
                                    EQUITY        UNITS         UNITS      AMOUNTS    UNITS     EQUITY
                                    ------        -----         -----      -------    -----     ------
Balance, December 31, 1999.......  $ 80,842    $  876,760      $83,627     $(11,921)  1,137   $1,029,308
Comprehensive income:
    Net earnings.................     2,925        72,225       --            --       --         75,150
    Net unrealized losses on
      securities available for
      sale.......................        (9)         (464)                                          (473)
                                   --------    ----------      -------     --------   -----   ----------
    Comprehensive income.........     2,916        71,761       --            --       --         74,677
Net adjustment for Bayswater
  acquisition (Note 1)...........   (62,801)       --           --            --       --        (62,801)
Capital contribution (Note 1)....     1,541        --           --            --       --          1,541
Pay-in-kind distribution
  (Note 15)......................     --           (4,181)       4,181        --       --         --
                                   --------    ----------      -------     --------   -----   ----------
Balance, December 31, 2000.......    22,498       944,340       87,808      (11,921)  1,137    1,042,725
Comprehensive income:
    Net earnings.................     1,344        66,190       --            --       --         67,534
    Reversal of unrealized loss
      on sale of debt
      securities.................        78         3,818       --            --       --          3,896
    Net unrealized losses on
      securities available for
      sale.......................      (269)      (13,257)      --            --       --        (13,526)
                                   --------    ----------      -------     --------   -----   ----------
    Comprehensive income.........     1,153        56,751       --            --       --         57,904
Pay-in-kind distribution
  (Note 15)......................     --           (4,390)       4,390        --       --         --
                                   --------    ----------      -------     --------   -----   ----------
Balance, December 31, 2001.......    23,651       996,701       92,198      (11,921)  1,137    1,100,629
Comprehensive income:
    Net earnings.................     1,283        63,168       --            --       --         64,451
    Reversal of unrealized loss
      on sale of debt
      securities.................       211        10,384       --            --       --         10,595
    Adjustment to reverse
      unrealized loss on
      investment securities
      reclassified to notes
      receivable.................       131         6,451       --            --       --          6,582
    Net unrealized losses on
      securities available for
      sale.......................        (5)         (237)      --            --       --           (242)
                                   --------    ----------      -------     --------   -----   ----------
    Comprehensive income.........     1,620        79,766       --            --       --         81,386
Net adjustment for acquisition of
  minority interest (Note 9).....    21,151        --           --            --       --         21,151
Pay-in-kind distribution
  (Note 15)......................     --           (4,610)       4,610        --       --         --
                                   --------    ----------      -------     --------   -----   ----------
Balance, December 31, 2002.......  $ 46,422    $1,071,857      $96,808     $(11,921)  1,137   $1,203,166
                                   --------    ----------      -------     --------   -----   ----------
                                   --------    ----------      -------     --------   -----   ----------

    Accumulated other comprehensive loss at December 31, 2002, 2001 and 2000 was $242, $17,178, and $7,548, respectively.

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (IN $000'S)

                                                                2002        2001       2000
                                                                ----        ----       ----
Cash flows from operating activities:
  Net earnings..............................................  $  64,451   $ 67,534   $  75,150
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     21,229     18,034      15,098
     Gain on sale of marketable equity securities...........     --         (6,749)     --
     Gain on sales and disposition of real estate...........     (8,990)    (1,737)     (6,759)
     Gain on sale of limited partnership interests..........     --          --         (3,461)
     Provision for loss on real estate......................      3,212      3,184       1,351
     Write-downs of equity securities available for sale and
       limited partnership interests........................     12,226      --         --
     Minority interest in net earnings of Stratosphere
       Corporation..........................................      1,943        450       2,747
     Equity in (earnings) losses of GB Holdings, Inc. ......       (305)    (1,807)      2,103
     Changes in operating assets and liabilities:
        Decrease (increase) in land and construction-in
         progress...........................................     24,215      7,753      (7,863)
        Increase (decrease) in accounts payable, accrued
         expenses and other liabilities.....................        656       (641)     (6,478)
        Decrease (increase) in receivables and other
         assets.............................................      3,619     (4,266)      4,550
                                                              ---------   --------   ---------
           Net cash provided by operating activities........    122,256     81,755      76,438
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Increase in mortgages and notes receivable................    (23,200)   (15,583)     (9,502)
  Repayments of mortgages and notes receivable..............     23,000      --         --
  Net proceeds from the sales and disposition of real
    estate..................................................     20,513      3,656      20,060
  Principal payments received on leases accounted for under
    the financing method....................................      5,941      6,858       7,560
  Increase in equity interest in GB Holdings, Inc. .........     --          --        (32,500)
  Acquisition of Bayswater's net assets.....................     --          --        (84,352)
  Additions to hotel, casino and resort operating
    property................................................     (4,577)   (62,662)    (22,703)
  Acquisitions of rental real estate........................    (18,226)     --        (27,326)
  Additions to rental real estate...........................       (181)    (1,064)     (2,760)
  (Increase) decrease in investment in U.S. Government and
    Agency Obligations......................................    (22,410)   162,046      (6,738)
  Disposition of marketable equity & debt securities........     --         17,929       4,297
  Increase in marketable equity & debt securities...........     (4,415)     --         --
  Increase in note receivable from affiliate................     --       (250,000)     --
  Acquisition of minority interest in Stratosphere Corp. ...    (44,744)     --         (1,970)
  (Decrease) increase in due to affiliate...................    (68,815)    (8,716)     77,530
  Increase in investment in joint ventures..................     --         (5,856)     --
  Net disposition of limited partnership interests..........     --          --          7,805
  Other.....................................................        197      --         --
                                                              ---------   --------   ---------
           Net cash used in investing activities............   (136,917)  (153,392)    (70,599)
                                                              ---------   --------   ---------
Cash flows from financing activities:
  Partners' equity:
     Net capital distributions..............................     --          --         (4,100)
  Debt:
     Proceeds from mortgages payable........................     12,700      --         19,600
     Payments on mortgages payable..........................       (462)    (6,457)     --
     Periodic principal payments............................     (7,198)    (6,840)     (8,699)
     Balloon payments.......................................     --         (1,756)     (7,632)
                                                              ---------   --------   ---------
           Net cash provided by (used in) financing
            activities......................................      5,040    (15,053)       (831)
                                                              ---------   --------   ---------
Net (decrease) increase in cash and cash equivalents........     (9,621)   (86,690)      5,008
Cash and cash equivalents, beginning of year................     61,015    147,705     142,697
                                                              ---------   --------   ---------
Cash and cash equivalents at end of year....................  $  51,394   $ 61,015   $ 147,705
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Supplemental information:
  Cash payments for interest, net of amounts capitalized....  $  14,399   $ 14,980   $  19,818
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
  Cash payments for income taxes............................  $  --       $  1,200   $     400
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Supplemental schedule of noncash investing and financing
 activities:
  Reclassification of real estate to operating lease........  $  13,403   $  3,082   $  17,274
  Reclassification of real estate from operating lease......     --          --         (6,781)
  Reclassifications from hotel and resort operating
    properties..............................................     --         (1,167)     --
  Reclassification of real estate from financing lease......    (13,503)    (9,754)    (18,560)
  Reclassification of real estate to property held for
    sale....................................................        100      6,672       8,067
  Reclassification of real estate to
    construction-in-progress................................     --          1,167      --
  Reclassification from marketable equity and debt
    securities..............................................    (20,494)     --         --
  Reclassification to mortgages and notes receivable........     20,494      --         --
                                                              ---------   --------   ---------
                                                              $  --       $  --      $  --
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Net unrealized losses on securities available for sale......  $    (242)  $(13,526)  $    (473)
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------
Increase in equity and debt securities......................  $   2,890   $  2,500   $  --
                                                              ---------   --------   ---------
                                                              ---------   --------   ---------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

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

    An amendment (the 'Amendment') to the Company's Partnership Agreement became effective on August 16, 1996, which permits the Company to make non-real estate investments. The Amendment permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets. Under the Amendment, investments may include equity and debt securities of domestic and foreign issuers. The portion of the Company's assets invested in any one type of security or any single issuer will not be limited.

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

    The Company and its consolidated subsidiaries are engaged in the following operating businesses: (i) rental real estate, (ii) hotel, casino and resort operations, (iii) land, house and condominium development and (iv) investment in securities including investment in other entities and marketable equity and debt securities.

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

    In March 2000, the Company purchased an additional 50,000 shares of the Stratosphere Corporation ('Stratosphere') from an affiliate of the General Partner resulting in the Company owning approximately 51% of Stratosphere and has included its accounts on a consolidated basis. In December 2002, the Company purchased the remaining 49% minority interest. See Note 9.

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

    Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred units are considered to be unit equivalents. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased as follows: 10,368,414, 9,500,828 and 10,058,795 limited partnership units for the years ended December 31, 2002, 2001 and 2000, respectively, to reflect the effects of the conversion of preferred units.

    For accounting purposes, Bayswater's earnings and distributions/dividends prior to the Bayswater acquisition in March 2000 have been allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

    Cash and Cash Equivalents -- The Company considers short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. Included in cash and cash equivalents at December 31, 2002 and 2001 are investments in government backed securities of approximately $5,467,000 and $5,967,000, respectively.

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

    Mortgages and Notes Receivable --

    a. The Company has generally not recognized any profit in connection with the property sales in which certain purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received.

    b. The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. Current mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

    Income Taxes -- No provision has been made for Federal, state or local income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Stratosphere accounts for its income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Stratosphere has made an insignificant provision for income taxes which are included in 'Hotel and casino operating expenses' in the Consolidated Statements of Earnings.

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

    Use of Estimates -- Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The more significant estimates include the valuation of (i) long-lived assets,
(ii) mortgages and notes receivable (iii) marketable equity and debt securities,
(iv) costs to complete for land, house and condominimum developments and
(v) gaming-related liability and loyalty programs.

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

    Recent Accounting Standards:

    1. In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142): 'Business Combinations' and 'Goodwill and Other Intangible Assets.' SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. As of January 1, 2002 the Company has adopted SFAS 141 and 142. The adoption of SFAS 141 and 142 has not had any material impact on the Company's consolidated financial statements.

    2. In August 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.' SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. As of January 1, 2002 the Company has adopted SFAS 144. Under SFAS No. 144, the properties sold by the Company to third parties are considered to be discontinued operations. For the year ended December 31, 2002, the Company is not reporting discontinued operations for the properties disposed of to third properties, which excludes those grandfathered by the effective date of SFAS 144, during the period as the effect of such presentation in the Company's Consolidated Statements of Earnings is not material. The adoption of SFAS 144 has not had any material impact on the Company's consolidated financial statements.

    3. In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS's
Nos. 4, 44 and 64 which, among other things, required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company will adopt the provisions of SFAS No. 145 effective January 1, 2003. The adoption of SFAS 145 is not expected it to have any material effect on the Company's consolidated financial statements.

3. RELATED PARTY TRANSACTIONS

    a. The Company has a $250 million note receivable from Carl C. Icahn, Chairman of the General Partner (See Note 11).

    b. In addition, in 1997 the Company entered into a license agreement for a portion of office space from an affiliate. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, the Company has the non-exclusive use of 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,068 per month, together with 16.79% of certain 'additional rent'. In November 2000, the Company reduced its office size to approximately 2,275 square feet, which decreased its monthly rental to $11,185 plus 10.77% of certain additional rent. In 2002, 2001 and 2000, the Company paid such affiliate approximately $153,000, $147,000 and $206,000 of rent, respectively, in connection with this licensing agreement. The terms of such sublease were reviewed and approved by the Audit Committee.

    c. Stratosphere received as reimbursement from affiliates of the General Partner approximately $2,872,000, $1,343,000, and $240,000 in the years ended December 31, 2002, 2001 and 2000, respectively, for administrative services performed by Stratosphere personnel.

    d. The General Partner and its affiliates may realize substantial fees, commissions and other income from transactions involving the purchase, operation, management, financing and sale of the Company's properties, subject to certain limitations relating to properties acquired from the Predecessor Partnerships in the Exchange. Some of such amounts may be paid regardless of the overall profitability of the Company and whether any distributions have been made to Unitholders. As new properties are acquired, developed, constructed, operated, leased, financed and sold, the General Partner or its affiliates may perform acquisition functions, development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and other services and be entitled to fees and reimbursement of expenses relating thereto, including property management fees, real estate brokerage and leasing commissions, fees for financing either provided or arranged by the General Partner and its affiliates, development fees, general contracting fees and construction management fees. The terms of any transactions between the Company and the General Partner or its affiliates must be fair and reasonable to the Company and customary to the industry. There were no significant fees paid in the years ended December 31, 2002, 2001, and 2000.

    Stratosphere also received hotel revenue of approximately $123,000, $600,000 and $500,000 in the years ended December 31, 2002, 2001 and 2000, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

4. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

    Real estate leased to others accounted for under the financing method is summarized as follows (in $000's):

                                                              DECEMBER 31
                                                          -------------------
                                                            2002       2001
                                                            ----       ----
Minimum lease payments receivable.......................  $180,943   $204,176
Unguaranteed residual value.............................    87,160    101,329
                                                          --------   --------
                                                           268,103    305,505
Less unearned income....................................   112,645    128,748
                                                          --------   --------
                                                          $155,458   $176,757
                                                          --------   --------
                                                          --------   --------

    The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 2002 in ($000's):

                       YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
  2003....................................................  $ 18,843
  2004....................................................    17,347
  2005....................................................    16,243
  2006....................................................    15,491
  2007....................................................    14,577
  Thereafter..............................................    98,442
                                                            --------
                                                            $180,943
                                                            --------
                                                            --------

    At December 31, 2002, approximately $116,023,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

5. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

    Real estate leased to others accounted for under the operating method is summarized as follows (in $000's):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2002       2001
                                                            ----       ----
Land....................................................  $ 55,034   $ 53,702
Commercial buildings....................................   194,521    168,757
                                                          --------   --------
                                                           249,555    222,459
Less accumulated depreciation...........................    45,313     40,619
                                                          --------   --------
                                                          $204,242   $181,840
                                                          --------   --------
                                                          --------   --------

    As of December 31, 2002 and 2001, accumulated depreciation on the hotel and resort operating properties (not included above) amounted to approximately $9,665,000 and $7,438,000, respectively (See Note 12).

    The following is a summary of the anticipated future receipts of minimum lease payments under noncancelable leases at December 31, 2002 (in $000's):

                       YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
  2002....................................................  $ 17,641
  2003....................................................    18,276
  2004....................................................    16,214
  2005....................................................    11,730
  2006....................................................     9,868
  Thereafter..............................................    37,813
                                                            --------
                                                            $111,542
                                                            --------
                                                            --------

    At December 31, 2002, approximately $138,297,000 of net real estate leased to others was pledged to collateralize the payment of non-recourse mortgages payable.

6. INVESTMENT IN U.S. GOVERNMENT AND AGENCY OBLIGATIONS

    The Company has investments in U.S. Government and Agency Obligations whose maturities range from January 2003 to January 2019 as follows (in $ millions):

                                                                       DECEMBER 31,
                                                           -------------------------------------
                                                                 2002                2001
                                                           -----------------   -----------------
                                                            COST    CARRYING    COST    CARRYING
                                                           BASIS     VALUE     BASIS     VALUE
                                                           -----     -----     -----     -----
Available for Sale:
Matures in:
    less than 1 year.....................................  $292.9    $292.9    $129.2    $129.2
    2 - 5 years..........................................    39.7      39.7     160.0     157.0
    6 - 10 years.........................................    --       --         25.0      24.3
    Thereafter...........................................     3.4       3.4       3.2       3.1
                                                           ------    ------    ------    ------
                                                           $336.0    $336.0    $317.4    $313.6
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------

7. MARKETABLE EQUITY AND DEBT SECURITIES (IN $ MILLIONS)

                                                                       DECEMBER 31,
                                                           -------------------------------------
                                                                 2002                2001
                                                           -----------------   -----------------
                                                            COST    CARRYING    COST    CARRYING
                                                           BASIS     VALUE     BASIS     VALUE
                                                           -----     -----     -----     -----
Available for Sale:
    Philip Service Corporation debt & equity (b):
        Equity...........................................  $  9.4    $   .2    $  9.4    $  2.6
        Debt.............................................    --       --         17.9      11.4
                                                           ------    ------    ------    ------
                                                              9.4        .2      27.3      14.0
    Other................................................     2.5       3.0      --       --
                                                           ------    ------    ------    ------
                                                             11.9       3.2      27.3      14.0
                                                           ------    ------    ------    ------
Held-to-maturity:
    GB Notes (a).........................................    21.3      23.5      21.3      21.3
                                                           ------    ------    ------    ------
        Total............................................  $ 33.2    $ 26.7    $ 48.6    $ 35.3
                                                           ------    ------    ------    ------
                                                           ------    ------    ------    ------

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

    The Company, the General Partner, and the directors and officers of the General Partner were in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. In March 2000, in an effort to facilitate the consummation of the reorganization process of Greate Bay and Claridge Hotel, the Company entered into separate agreements to transfer its interests in such entities to an affiliate of the General Partner for $40.5 million, which is equal to the Company's cost for such Notes. The affiliate of the General Partner was obligated to sell back to the Company, and the Company was obligated to repurchase such interests at the same price (together with a commercially reasonable interest factor), when the appropriate licenses were obtained by the Company. The Company would also acquire its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or obtained in connection with such interests while held by the affiliate of the General Partner. Subsequent to the transfer, the affiliate of the General Partner purchased $1.7 million of the Claridge Notes for approximately $.9 million on the Company's behalf.

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

    In February 2001, the Icahn affiliates sold their entire Claridge Corporation portfolio ($37.1 million face amount of Claridge Notes) for the following additional interest in GB Holdings, Inc. ('GB Holdings'): (i) 779,861 common shares of GB Holdings and (ii) $15.96 million face amount of GB Property First Mortgage Notes ('GB Notes'), plus $21.56 million in cash. The Company recognized a gain of approximately $1.3 million as a result of this sale in the year ended December 31, 2001. As a result, affiliates of the General Partner were, in effect, holding on behalf of the Company (i) approximately 3.6 million common shares of GB Holdings and (ii) $26.9 million face amount of GB Notes, to which the Company would become entitled and obligated to purchase when it was fully licensed. As of February 2001, the Company no longer had any interests in the Claridge.

    In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission (the 'Casino Control Commission') and in accordance with the prior agreement repurchased its interest in the Sands Hotel and Casino (the 'Sands'), located in Atlantic City, New Jersey, from affiliates of the General Partner. As a result, the Company acquired approximately 3.6 million common shares (36%) of GB Holdings Inc. and $26.9 million face amount of GB Property First Mortgage Notes. The Company paid approximately $68.8 million to reacquire its interests representing the affiliates' advances plus accrued interest of approximately $11 million. In accordance with the agreement, interest was accrued from March 2000 to May 2002 at an annual rate of 1 1/2% over the prime rate. Interest expense of approximately $919,000, $5,306,000 and $3,595,000 for the years ended December 31, 2002, 2001, and 2000, respectively, has been included in 'Interest expense' in the Consolidated Statements of Earnings. As required by the New Jersey Casino Control Act (the 'Casino Control Act'), the Partnership Agreement was amended to provide that securities of the Company are held subject to the condition that if a holder thereof is found to be disqualified by the Casino Control commission, pursuant to the provisions of the Casino Control Act, such holder shall dispose of his interest in the Company in accordance with the Casino Control Act.

    For accounting purposes, the Company reflects its interest in the GB Notes as held to maturity. The Company's corresponding obligations to repurchase its interests in the GB Property, including interest, was included in 'Due to Affiliates' in the Consolidated Balance Sheets and totalled $68.8 million at December 31, 2001.

    The Company reflects it pro rata equity interest in Greate Bay as 'Equity interest in GB Holdings, Inc.' in the Consolidated Balance Sheets (See Note 8).

    b. At December 31, 2002 and 2001, the Company owned the following approximate interests in Philip Service Corporation ('Philips'): (i) 1.8 million common shares, (ii) $14.2 million in secured term debt, and (iii) $10.9 million in accreted secured convertible payment-in-kind debt. The Company has an approximate 7% equity interest in Philips and an Icahn affiliate has an approximate 38% equity interest. Icahn affiliates also own term and payment-in-kind debt.

    The secured term debt matures March 31, 2005 and bears interest at 9% per annum. Interest is payable quarterly, in arrears, beginning July 1, 2000. The secured convertible payment-in-kind debt matures March 31, 2005 and bears interest at 10% per annum. Interest is accreted quarterly with interest on the accreted interest also calculated at the rate of 10% per annum.

    The market value of Philip's common stock has declined steadily since it was acquired by the Company. In 2002, based on a review of Philip's financial statements, management of the Company deemed the decrease in value to be other than temporary. As a result, the Company wrote down its investment in Philip's common stock by charges to earnings of $8,476,000 and charges to other comprehensive income ('OCI') of $761,000 in the year ended December 31, 2002. This investment had been previously written down by approximately $6.8 million in charges to earnings. The Company's adjusted carrying value of Philip's common stock is approximately $200,000 at December 31, 2002.

    The Company also has a participation in Philip's debt with an original cost at the date of their acquisition of approximately $19.7 million. At
December 31, 2001, such notes were classified as available-for-sale securities and were written down through charges to OCI, to an estimated fair market value of approximately $13.2 million. In 2002, upon concluding its review of these investments, management determined that such investments were more properly classified as notes receivable. Approximately $6.6 million of charges to OCI were reversed and the investments were reclassified at their original cost to 'Mortgages and notes receivable' at December 31, 2002. These adjustments had no effect on the Company's reported earnings for the year ended December 31, 2002 (See Note 10).

8. EQUITY INTEREST IN GB HOLDINGS, INC.

    The Company reflects its pro rata equity interest in GB Holdings, Inc., which is approximately 36%, under this caption in the Consolidated Balance Sheets. 'Equity in the earnings (losses) of GB Holdings, Inc.' of $.3 million, $1.8 million and ($2.1 million) have been recorded in the Consolidated Statements of Earnings in the years ended December 31, 2002, 2001 and 2000, respectively (See Note 7).

9. HOTEL AND CASINO OPERATING PROPERTY

    In September 2000, Stratosphere Corp.'s Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. On February 1, 2001 the Company entered into a merger agreement with Stratosphere Corp. ('Stratosphere') under which the Company would acquire the remaining shares of Stratosphere that it did not currently own. The Company owned approximately 51% of Stratosphere and Carl C. Icahn owned approximately 38.6%. The Company, subject to certain conditions, agreed to pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned by it. Stratosphere stockholders not affiliated with Icahn would receive a cash price of $45.32 per share and Icahn related stockholders would receive a cash price of $44.33 per share. This transaction was completed in December 2002 after shareholders' approval.

    The acquisition by the Company of the minority shares not owned by an Icahn affiliate has been accounted for as a purchase in accordance with Financial Accounting Standards Board ('FASB') Statement No. 141, 'Business Combinations.' The acquisition by the Company of the common stock held by an Icahn affiliate has been recorded at historical cost. The excess of the historical cost over the amount of the cash disbursed, which amounted to $21,151,000, has been accounted for as a net addition to the General Partner's equity.

    Stratosphere has invested approximately $95 million for the construction of an additional 1,000 hotel rooms and related amenities and to purchase the leasehold interest in the shopping center located on its premises. The improvements were substantially completed in June 2001.

    Stratosphere's property and equipment consist of the following as of December 31, 2002 and 2001 (in $000's):

                                                                2002       2001
                                                                ----       ----
Land and improvements, including land held for
  development...............................................  $ 20,110   $ 20,824
Building and improvements...................................   135,989    138,981
Furniture, fixtures and equipment...........................    57,158     52,865
Construction in progress....................................       329        697
                                                              --------   --------
                                                               213,586    213,367
Less accumulated depreciation and amortization..............   (42,156)   (29,176)
                                                              --------   --------
                                                              $171,430   $184,191
                                                              --------   --------
                                                              --------   --------

    Included in property and equipment at December 31, 2001 are assets recorded under capital leases of $17.2 million. Accumulated depreciation and amortization at December 31, 2001 was $11.6 million.

    Stratosphere's operations for the years ended December 31, 2002, 2001 and 2000 have been included in 'Hotel and casino operating income and expenses' in the consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $13,328,000, $11,257,000 and $8,582,000 of depreciation and amortization for the years ended December 31, 2002, 2001 and 2000, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

10. MORTGAGES AND NOTES RECEIVABLE

                                                                                      BALANCE AT
                                                                                     DECEMBER 31,
          COLLATERALIZED BY                                   BALANCE    MONTHLY      (IN $000'S)
          PROPERTY TENANTED            INTEREST   MATURITY       AT      PAYMENT   -----------------
            BY OR DEBTOR                 RATE       DATE      MATURITY   AMOUNT     2002      2001
            ------------                 ----       ----      --------   ------     ----      ----
    931 First Avenue (a).............  Various    Various       --         --      $ --      $23,000
    Peninsula/Hampton & Alex
      Hotel (b)......................  Various    Various       --         --       23,200     --
    Philip debt (c)..................    --         --          --         --       20,494     --
    Other............................    --         --          --         --       12,522    12,529
                                                                                   -------   -------
                                                                                   $56,216   $35,529
                                                                                   -------   -------
                                                                                   -------   -------

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

    a. On November 30, 2000, the Company entered into a mezzanine loan agreement to fund $23 million in two tranches to an unaffiliated borrower. The funds were to be used for certain initial development costs associated with a 65 unit condominium property located at 931 1st Avenue in New York City. The first tranche of $10 million was funded on November 30, 2000 and provided for interest accruing at a rate of 25% per annum, with principal and interest due at maturity, May 29, 2003. Also, in November 2000, approximately $3.7 million of the second tranche of the loan was funded. The balance of approximately $9.3 million was funded in installments during 2001. The second tranche provided for interest accruing at a rate of 21.5% per annum with principal and interest due at maturity, November 29, 2002. The loans were payable at anytime from the proceeds of unit sales after satisfaction of senior debt of approximately $45 million. The loans were secured by the pledge of membership interests in the entity that owns the real estate. In May 2002, the Company received approximately $31.3 million for prepayment of the mezzanine loans. The balance of the prepayment of $8.3 million represented accrued interest ($7.9 million) and exit fees ($.4 million) which amounts were recognized as 'Interest income on U.S. Government and Agency obligations and other investments' and 'Other income' respectively, in the Consolidated Statements of Earnings for the year ended December 31, 2002.

    b. At December 31, 2002, the Company had funded two mezzanine loans for approximately $23.2 million and had commitments to fund, under certain conditions, additional advances of approximately $5 million. Both loans have an interest rate of 22% per annum compounded monthly. The Peninsula loan, for a Florida condominium development, has a term of 24 months from date of funding, February 2002, with 2 six month extensions. The Alex Hotel loan, for a New York City hotel with approximately 200 rooms, has a term of 36 months from the closing date, April 2002 . At December 31, 2002, accrued interest of approximately $4.1 million has been deferred for financial statement purposes pending receipt of principal and interest payments in connection with these loans. Origination fees of $3.0 million have been received in connection with one of the mezzanine loans and approximately $1.1 million has been recognized as 'Other income' in the Consolidated Statements of Earnings in the year ended December 31, 2002. In February 2003, the Company funded the Hampton mezzanine loan for approximately $30 million on a Florida condominium development. The loan is due in 18 months with 1 six month extension and has an interest rate of 22% per annum compounded monthly. The Company has committed to fund an additional $15 million if required by the borrower to complete the project.

    c. See Note 7.

11. NOTE RECEIVABLE DUE FROM AFFILIATE

    On December 27, 2001, the Company entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which the Company made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of (i) 21,136,044 and 8,073,466 of the Company's depositary units and preferred units, respectively, owned by Mr. Icahn, such units having an aggregate market value on that date of $250 million and (ii) shares of a private company owned by Mr. Icahn, which shares were represented to have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The loan bears interest at a per annum rate equal to the greater of (i) 3.9% and (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. Interest is payable semi-annually and is paid up to date. The loan must be prepaid in an amount of up to $125 million to the extent that the Company needs such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. In the event of a loan default, the Company would, at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. The terms of this transaction were reviewed and approved by the Audit Committee. Approximately $9,968,000 and $135,000 of interest income was recorded in the years ended December 31, 2002 and 2001, respectively, and is included in 'Interest income on U.S. Government and Agency obligations and other investments' in the Consolidated Statements of Earnings.

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

    Resort operations have been included in the 'Hotel and resort operating income and expenses' in the Consolidated Statements of Earnings. Net hotel and resort operations ('hotel and resort operating income' less 'hotel and resort operating expenses') resulted in income of approximately $1,909,000, $712,000, and $907,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Hotel and resort operating expenses include all expenses except for approximately $1,833,000, $970,000, and $931,000 of depreciation and amortization for each of the years ended December 31, 2002, 2001 and

2000, respectively, which is included in its respective captions in the Consolidated Statements of Earnings.

    In the year ended December 31, 2001, the Company made improvements to the golf course and built a new clubhouse that totalled approximately $13.4 million.

    Resort operations are highly seasonal in nature with peak activity occurring from June to September.

    b. The Company owns a hotel located in Miami, Florida which has a carrying value of approximately $6.3 and $5.4 million at December 31, 2002 and 2001, respectively, and is unencumbered by any mortgages. Approximately $1.3 million of capital improvements were completed in the year ended December 31, 2002.

    The Company has a management agreement for the operation of the hotel with a national management organization. Net hotel and resort operations ('hotel and resort operating revenues' less 'hotel and resort operating expenses') totaled approximately $404,000, $770,000, and $614,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The renovations incurred during 2002 had a negative impact on the net operating income. Hotel and resort operating expenses include all expenses except for approximately $374,000, $512,000 and $602,000 of depreciation for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings.

13. SIGNIFICANT PROPERTY TRANSACTIONS

    Information on significant property transactions during the three-year period ended December 31, 2002 is as follows:

        a. On March 30, 2000, the Company acquired a five-story multi-tenant office building located in Alexandria, VA for approximately $27.5 million cash. The building, which had been renovated, has approximately 140,000 square feet of rentable space and is 97.8% occupied. Lease terms range from 5 - 12 years with lease expirations ranging from December 2004 to March 2011. Annual net operating income has been approximately $2.8 million since inception. See Note 14a for mortgage details.

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

        At December 31, 2002, the property, which is vacant, had a carrying value of approximately $7,934,000. The mortgage balance of approximately $4,137,000 was repaid in August 2000.

        c. In September 2002, the Company purchased an industrial building located in Nashville, Tennessee for approximately $18.2 million. The building was constructed in 2001 and is fully leased to two tenants, Alliance Healthcare and Jet Equipment & Tools Inc., with leases expiring in 2011. The annual net operating income is anticipated to be approximately $1.6 million increasing to approximately $1.9 million by 2011. In October 2002, the Company closed a $12.7 million non-recourse mortgage loan on the Nashville, Tennessee property. The loan bears interest at 6.4% per annum and matures in ten years. Required payments are interest only for the first three years and then principal amortization will commence based on a thirty-year amortization schedule.

        At December 31, 2002, the property had a carrying value of approximately $16,166,000 and was encumbered by a non-recourse mortgage in the amount of $12,700,000.

        d. In October 2002, the Company sold a property located in North Palm Beach, Florida for a selling price of $3.5 million. A gain of approximately $2.4 million was recognized in the year ended December 31, 2002.

14. MORTGAGES PAYABLE

    Mortgages payable, all of which are nonrecourse to the Company, are summarized as follows (in $000's):

                                                                ANNUAL
                                                               PRINCIPAL       BALANCE AT
                                                                  AND         DECEMBER 31,
              RANGE OF                       RANGE OF          INTEREST    -------------------
           INTEREST RATES                   MATURITIES          PAYMENT      2002       2001
           --------------                   ----------          -------    --------   --------
6.400% - 8.430%......................     1/31/03 - 12/31/18    $20,963    $166,287   $159,088
9.000 - 9.500........................    11/30/03 - 11/30/09      2,723       5,561      7,720
                                                                -------    --------   --------
                                                                $23,686    $171,848   $166,808
                                                                -------    --------   --------
                                                                -------    --------   --------

    The following is a summary of the anticipated future principal payments of the mortgages:

                       YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
2003......................................................  $  7,674
2004......................................................     7,976
2005......................................................     7,541
2006......................................................     7,056
2007......................................................    13,854
2008 - 2012...............................................   104,120
2013 - 2017...............................................    19,560
2018......................................................     4,067
                                                            --------
                                                            $171,848
                                                            --------
                                                            --------

    a. On August 22, 2000, the Company executed a mortgage loan and obtained funding in the principal amount of $19.6 million, which is secured by a mortgage on a five story multi-tenant office building located in Alexandria, VA. The loan bears interest at 8.43% per annum and matures September 2012, at which time the remaining principal balance of approximately $14.9 million will be due. Annual debt service is approximately $1,883,000.

    b. See Note 13 c.

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

    On March 31, 2002, the Company distributed 444,332 Preferred Units to holders of record as of March 15, 2002. On March 31, 2001, the Company distributed 423,172 Preferred Units to holders of record as of March 15, 2001. As of December 31, 2002 and 2001, 9,330,963 and 8,886,631 Preferred Units, respectively, are issued and outstanding.

    At December 31, 2002, affiliates of the General Partner owned 8,073,466 Preferred Units and 39,706,836 Depositary Units.

16. INCOME TAXES (IN $000'S)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                                 ----         ----
The difference between the book basis and the tax basis of
  the net assets of the Company, not directly subject to
  income taxes, is as follows:
    a. Book basis of American Real Estate Partner's net
       assets excluding Stratosphere Corp. .................  $1,177,329   $1,103,050
      Excess of book over tax basis.........................      (1,778)     (18,307)
                                                              ----------   ----------
      Tax basis of net assets...............................  $1,175,551   $1,084,743
                                                              ----------   ----------
                                                              ----------   ----------

    b. Stratosphere Corporation --

        Stratosphere recorded a provision for income taxes of $2,412, $378 and $2,772 in the years ended December 31, 2002, 2001 and 2000, respectively, which has been included in 'Hotel and casino operating expenses' in the Consolidated Statements of Earnings.

        The tax effect of significant differences representing deferred tax assets and liabilities (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31:

                                                          2002           2001
                                                          ----           ----
Excess of tax over book basis of assets due primarily
  to write-down of assets.............................  $ 67,938       $ 70,760
Other.................................................    11,455         10,611
                                                        --------       --------
Total temporary differences and carry forwards........    79,393         81,371
Valuation allowance...................................   (79,393)       (81,371)
                                                        --------       --------
Total deferred tax assets (liabilities)...............  $  --          $  --
                                                        --------       --------
                                                        --------       --------

        Stratosphere recorded a valuation allowance at December 31, 2002 and 2001 relating to recorded tax benefits because of the significant uncertainty as to whether such benefits will ever be realized.

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

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN $000'S, EXCEPT PER UNIT DATA)

                                                          THREE MONTHS ENDED
                             -----------------------------------------------------------------------------
                                 MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                             -----------------   -----------------   -----------------   -----------------
                              2002      2001      2002      2001      2002      2001      2002      2001
                              ----      ----      ----      ----      ----      ----      ----      ----
Revenues...................  $78,419   $66,907   $84,358   $69,182   $76,128   $83,703   $88,011   $76,954
                             -------   -------   -------   -------   -------   -------   -------   -------
                             -------   -------   -------   -------   -------   -------   -------   -------
Earnings before property
  and securities
  transactions and minority
  interest.................  $17,590   $15,178   $23,647   $14,969   $14,946   $17,785   $16,659   $14,750
Gains on property
  transactions.............    1,639     --        --        1,362     2,891     --        4,460       375
Gain on sale of marketable
  equity secruities........    --        1,334     --        --        --        --        --        5,415
Provision for loss on real
  estate...................    --        --         (926)    --        --        --       (2,286)   (3,184)
Write-down of equity
  securities available for
  sale.....................    --        --       (8,476)    --        --        --        --        --
Loss on limited partnership
  interest.................    --        --        --        --        --        --       (3,750)    --
Minority interest in net
  earnings of Stratosphere
  Corp. ...................     (407)     (681)     (589)     (116)     (612)      (14)     (335)      361
                             -------   -------   -------   -------   -------   -------   -------   -------
Net earnings...............  $18,822   $15,831   $13,656   $16,215   $17,225   $17,771   $14,748   $17,717
                             -------   -------   -------   -------   -------   -------   -------   -------
                             -------   -------   -------   -------   -------   -------   -------   -------
Net earnings per limited
  Partnership unit:
    Basic earnings.........  $   .38   $   .31   $   .27   $   .32   $   .34   $   .35   $   .29   $   .35
                             -------   -------   -------   -------   -------   -------   -------   -------
                             -------   -------   -------   -------   -------   -------   -------   -------
    Diluted earnings.......  $   .33   $   .28   $   .24   $   .29   $   .30   $   .31   $   .25   $   .31
                             -------   -------   -------   -------   -------   -------   -------   -------
                             -------   -------   -------   -------   -------   -------   -------   -------

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

    The revenues, net earnings, assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the years ended and as of December 31, 2002, 2001, and 2000 (in $000's):

                                                                2002         2001         2000
                                                          ----------   ----------   ----------
Revenues:
    Hotel & casino operating property...................  $  156,315   $  144,354   $  132,762
    Land, house and condominium sales...................      76,024       55,566       76,180
    Rental real estate..................................      42,647       43,822       43,268
    Hotel & resort operating properties.................      18,597       16,418       21,617
    Other investments...................................      15,552        7,209        5,740
                                                          ----------   ----------   ----------
        Subtotal........................................     309,135      267,369      279,567
Reconciling items.......................................      17,781(1)    29,954(1)    33,310(1)
                                                          ----------   ----------   ----------
        Total revenues..................................  $  326,916   $  297,323   $  312,877
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------
Net earnings:
Segment earnings:
    Hotel & casino operating property...................  $   22,244   $   15,885   $   13,765
    Land, house and condominium sales...................      21,384       12,967       17,687
    Rental real estate..................................      35,376       38,667       39,268
    Hotel and resort operating properties...............       2,859        2,254        1,397
    Other investments...................................      15,552        7,209        5,740
                                                          ----------   ----------   ----------
        Total segment earnings..........................      97,415       76,982       77,857
Interest income.........................................      17,781       29,954       33,310
Interest expense........................................     (14,096)     (19,140)     (17,820)
General and administrative expenses.....................      (7,029)      (7,080)      (7,475)
Depreciation and amortization...........................     (21,229)     (18,034)     (15,098)
Bayswater acquisition costs.............................      --           --           (1,750)
                                                          ----------   ----------   ----------
    Earnings before property and securities transactions
      and minority interest.............................      72,842       62,682       69,024
Gain on sales and disposition of real estate............       8,990        1,737        6,763
(Loss) gain on sale of limited partnership interests....      (3,750)      --            3,461
Provision for loss on real estate.......................      (3,212)      (3,184)      (1,351)
Write-down of equity securities available for sale......      (8,476)      --           --
Gain on sale of marketable equity securities............      --            6,749       --
Minority interest in net earnings of Stratosphere
  Corp. ................................................      (1,943)        (450)      (2,747)
General partner's share of net income...................      (1,283)      (1,344)      (2,925)
                                                          ----------   ----------   ----------
Net earnings-limited partners' unitholders..............  $   63,168   $   66,190   $   72,225
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------
Assets:
    Rental real estate..................................  $  359,700   $  358,597   $  379,396
    Hotel and casino operating property.................     171,430      184,191      152,335
    Land and construction-in-progress...................      40,415       69,429       75,952
    Hotel and resort operating properties...............      44,346       43,990       32,918
    Other investments...................................     370,224      360,718      113,041
                                                          ----------   ----------   ----------
                                                             986,115    1,016,925      753,642
    Reconciling items...................................     435,556      434,717      669,345
                                                          ----------   ----------   ----------
        Total...........................................  $1,421,671   $1,451,642   $1,422,987
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------

                                                  (table continued on next page)
---------

(1) Primarily interest income on U.S. Government and Agency obligations and other short-term investments.

(table continued from previous page)

                                                                2002         2001         2000
                                                          ----------   ----------   ----------
Real estate investment capital expenditures:
Acquisitions:
    Rental real estate..................................  $   18,226   $   --       $   27,326
    Land and construction-in-progress...................      --           --           --
    Hotel and casino operating property.................      --           --           16,666
    Hotel and resort operating properties...............      --           --           --
                                                          ----------   ----------   ----------
                                                          $   18,226   $   --       $   43,992
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------
Developments:
    Rental real estate..................................  $      181   $    1,064   $    2,760
    Land and construction-in-progress...................       1,138        3,804          847
    Hotel and casino operating property.................       2,582       48,909       28,135
    Hotel and resort operating properties...............       1,995       13,753        6,091
                                                          ----------   ----------   ----------
                                                          $    5,896   $   67,530   $   37,833
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------

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

    c. In January 2002, Kmart Corp., a tenant leasing seven properties owned by the Company which represent approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases have been rejected representing approximately $713,000 in annual rents. Three of the rejected properties have been classified as available for sale. The Company recorded a provision for loss of approximately $1.9 million on the four properties, whose leases were rejected, for the year ended December 31, 2001. The Company has not been notified regarding the three remaining leases representing approximately $661,000 in annual rents. At December 31, 2002, the carrying value of the seven properties was approximately $6,529,000 which management believes is less than the estimate of net realizable value.

    d. Tiffiny Decorating Company ('Tiffiny'), a subcontractor to Great Western Drywall ('Great Western'), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (collectively referred to as the 'Stratosphere Parties'), Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada, has been consolidated with the case brought by Tiffiny.

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

    The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059, of which $195,953 and $371,973 were disbursed to Tiffiny and Great Western in 2002, respectively, is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

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

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS, RECEIVABLES, NOTE RECEIVABLE DUE FROM AFFILIATE, ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

    The carrying amount of cash and cash equivalents, receivables, note receivable due from affiliate, and accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value.

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

    The approximate estimated fair values of the mortgages and notes receivable held as of December 31, 2002 and 2001 are summarized as follows (in $000's):

                                   AT DECEMBER 31, 2002      AT DECEMBER 31, 2001
                                  -----------------------   -----------------------
                                     NET       ESTIMATED       NET       ESTIMATED
                                  INVESTMENT   FAIR VALUE   INVESTMENT   FAIR VALUE
                                  ----------   ----------   ----------   ----------
Total...........................   $51,449      $53,973      $30,862      $33,286
                                   -------      -------      -------      -------
                                   -------      -------      -------      -------

    The net investment at December 31, 2002 and 2001 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

MORTGAGES PAYABLE

    The approximate estimated fair values of the mortgages payable as of December 31, 2002 and 2001 are summarized as follows (in $000's):

                                             AT DECEMBER 31, 2002     AT DECEMBER 31, 2001
                                             ---------------------   ----------------------
                                             CARRYING   ESTIMATED    CARRYING    ESTIMATED
                                              VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                              -----     ----------    -----     ----------
Total......................................  $171,848    $190,000    $166,808    $177,000
                                             --------    --------    --------    --------
                                             --------    --------    --------    --------

LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

21. EMPLOYEE BENEFIT PLANS

    a. Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of approximately $6,500,000, $4,900,000 and $4,600,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Sufficient information is not available from the plans' sponsors to permit the Company to determine the adequacy of the plans' funding status.

    b. The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plans. The Company currently matches, within prescribed limits, up to 6% of eligible employees' compensation at rates ranging from 33 1/3% to 50%. The Company recorded charges for matching contributions of approximately $433,000, $477,000, and $355,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

22. REPURCHASE OF DEPOSITARY UNITS

    The Company has previously been authorized to repurchase up to 1,250,000 Depositary Units. As of December 31, 2002, the Company has purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000.

23. SUBSEQUENT EVENTS

    Pursuant to the terms of the Preferred Units, on February 21, 2003, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable March 31, 2003 to holders of record as of March 14, 2003. In addition, the Company increased the number of authorized Preferred Units to 9,900,000.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF AREP.

    The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

                    NAME                       AGE                    OFFICE
                    ----                       ---                    ------
Carl C. Icahn................................  67    Chairman of the Board
William A. Leidesdorf........................  57    Director
James L. Nelson..............................  53    Director
Jack G. Wasserman............................  66    Director
Albo J. Antenucci, Jr........................  46    President and Chief Executive Officer
Martin L. Hirsch.............................  48    Executive Vice President and Director of
                                                     Acquisitions and Development
John P. Saldarelli...........................  61    Vice President, Chief Financial Officer,
                                                     Secretary and Treasurer

    Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He is also President and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a Delaware corporation ('SHC') and Chairman of the Board and a Director of various of SHC's subsidiaries, including ACF Industries, Incorporated, a New Jersey corporation ('ACF'). SHC is primarily engaged in the business of holding, either directly or through subsidiaries, a majority of the common stock of ACF and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. ACF and Icahn & Co., Inc. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. In January 2003, Mr. Icahn became Chairman of the Board and a Director of XO Communications Inc., a telecommunications company. Mr. Icahn has been a Director of Cadus Pharmaceutical Corporation, a firm which holds various biotechnology patents, since 1993. Since October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has also served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations that invest in publicly traded securities.

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

                                     III-1

    On June 12, 2001, James L. Nelson, was elected to the Board of Directors of the General Partner. Since March 1998, Mr. Nelson has been Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing 737 Business Jets for private and corporate clients. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From August 1995 until July 1999 he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc. and until
March 2001 he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. From January 1994 until August 1995 Mr. Nelson and Eaglescliff Corporation were affiliated with Rosecliff Inc., a leveraged buyout firm. From January 1992 until August 1994 Mr. Nelson was President of AVIC, Inc., a company involved in financing and building telecom systems in China and creating network connectivity devices.

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

    Albo J. Antenucci, Jr has served as President and Chief Executive Officer of the General Partner since August 30, 2002. Mr. Antenucci served as Executive Vice President and Chief Operating Officer of the General Partner from
March 23, 2000 until August 29, 2002. Mr. Antenucci was Executive Vice President of Bayswater Realty and Capital Corp. from January 1996 until March 22, 2000. Mr. Antenucci was also Vice President of Bayswater from June, 1989 until January, 1996.

    Martin L. Hirsch has served as a Vice President of the General Partner since 1991, focusing on investment, management and disposition of real estate properties and other assets. On March 23, 2000, Mr. Hirsch was elected to serve as Executive Vice President and Director of Acquisitions and Development of the General Partner. From January, 1986 to January, 1991, Mr. Hirsch was a Vice President of Integrated Resources, Inc. where he was involved in the acquisition of commercial real estate properties and asset management. In 1985 and 1986, Mr. Hirsch was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch has served as a Director of Stratosphere Corporation since October 14, 1998. In 1998, Mr. Hirsch was appointed to the Board of Directors of National Energy Group, Inc., an independent public energy company primarily engaged in the acquisition, exploitation, development, exploration and production of oil and natural gas. Mr. Hirsch has served as Director of GB Holdings, Inc. and GB Property Funding, Inc. since September 29, 2000 and Director of Greate Bay Hotel & Casino, Inc., which owns and operates the Sands Hotel in Atlantic City, NJ, since February 28, 2001.

    John P. Saldarelli has served as Vice President, Secretary and Treasurer of the General Partner since March 18, 1991 and in June 2000, Mr. Saldarelli was given the additional title of Chief Financial Officer. Mr. Saldarelli was President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from
September 1979 until April 15, 1993. Mr. Saldarelli has served as a Director of Stratosphere since October 14, 1998. Since February 28, 2001, Mr. Saldarelli has served as a Director of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc., which owns and operates the Sands Hotel in Atlantic City, NJ.

    James L. Nelson, William A. Leidesdorf and Jack G. Wasserman are on the Audit Committee of the Board of Directors of the General Partner. AREP believes that the Audit Committee members are 'independent' as defined in the currently applicable listing standards of the New York Stock Exchange.

    Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Directors who are also Audit Committee members receive quarterly fees of $6,250 and may receive additional compensation for Special

                                     III-2

Committee assignments. Messrs. Leidesdorf, Nelson and Wasserman each received $40,000 of such fees in 2002.

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

FILING OF REPORTS

    To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by 'SS'16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.(1)

    The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 2002, 2001, 2000.(2)

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL
                                                                COMPENSATION
                                                              -----------------
                            (a)                               (b)       (c)
                NAME AND PRINCIPAL POSITION                   YEAR   SALARY ($)
                ---------------------------                   ----   ----------
Albo J. Antenucci, Jr.(3) ..................................  2002    349,442
  President and Chief Executive Officer                       2001    323,750
                                                              2000    274,808
Martin L. Hirsch(3) ........................................  2002    255,500
  Executive Vice President and Director of Acquisitions and   2001    255,000
  Development                                                 2000    290,000
John P. Saldarelli(3) ......................................  2002    190,400
  Vice President, Chief Financial Officer, Secretary and      2001    182,000
  Treasurer                                                   2000    170,000

                                                        (footnotes on next page)

                                     III-3

(footnotes from previous page)

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

(2) Carl C. Icahn, the Chairman of the Board, received no compensation as such for the periods indicated. In addition, other than Albo J. Antenucci, Jr., Martin L. Hirsch and John P. Saldarelli, no other executive officer received compensation in excess of $100,000 from AREP for the applicable period.

(3) On March 18, 1991, John P. Saldarelli was elected Vice President, Secretary and Treasurer of the General Partner, and in June 2000, John P. Saldarelli was given the additional title of Chief Financial Officer. On March 23, 2000, Martin L. Hirsch was elected Executive Vice President and Director of Acquisitions and Development of the General Partner. On August 30, 2002, Albo J. Antenucci, Jr. was elected President and Chief Executive Officer of the General Partner. Messrs. Saldarelli and Hirsch devote all of their time to the performance of services for AREP and its investments and the General Partner. Mr. Antenucci devotes a substantial portion of his time to the performance of services for AREP and Bayswater. The directors of the General Partner devote only a portion of their time to performance of service for AREP. In February 1993, AREP adopted a 401K plan pursuant to which AREP will make a matching contribution to an employee's individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of February 28, 2003, affiliates of Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 39,706,836 Depositary Units, or approximately 86.1% of the outstanding Depositary Units, and 8,073,466 Preferred Units, or approximately 86.5% of the outstanding Preferred Units.

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

    The following table provides information, as of February 28, 2003, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.

                                                    BENEFICIAL                   BENEFICIAL
                                                   OWNERSHIP OF     PERCENT     OWNERSHIP OF     PERCENT
           NAME OF BENEFICIAL OWNER              DEPOSITARY UNITS   OF CLASS   PREFERRED UNITS   OF CLASS
           ------------------------              ----------------   --------   ---------------   --------
Carl C. Icahn(1)...............................     39,706,836        86.1%       8,073,466        86.5%
All directors and executive officers as a group
  (7 persons)..................................     39,706,836        86.1%       8,073,466        86.5%

                                                         (footnote on next page)

                                     III-4

(footnote from previous page)

(1) Carl C. Icahn, through affiliates, is the beneficial owner of the 39,706,836 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 2,424 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary. Furthermore, pursuant to a registration rights agreement entered into by affiliates of Icahn in connection with the 1997 Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by affiliates of Icahn.

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

    ACF and other members of the Controlled Group sponsor several pension plans (the 'ACF Pension Plans') which (not including the 'TWA Plans,' as defined below) are underfunded in the aggregate by approximately $14 million on an ongoing actuarial basis and by approximately $102 million on a termination basis, in each case as most recently determined by the plans' actuaries. The liability upon plan termination could be more or less than this amount depending on future changes in promised benefits, investment returns, the assumptions used to calculate the liability and the outcome of any litigation relating to the amount of liability. As a member of the Controlled Group, AREP is jointly and severally liable for any failure of ACF or any other member of the Controlled Group to make minimum funding contributions or pay termination liabilities with respect to the ACF Pension Plans.

    Pursuant to a settlement (the 'Settlement') entered into in 1993 by the PBGC and Trans World Airlines, Inc. ('TWA'), among others, in connection with the Chapter 11 bankruptcy case of TWA, as amended and revised to date, Pichin became the sponsor directly liable for minimum funding obligations of the pension plans for TWA employees (the 'TWA Plans'), which TWA Plans had theretofore been frozen. As a member of the Controlled Group (which includes Pichin), AREP would be jointly and severally liable, together with all the other entities in the Controlled Group, for minimum funding obligations applicable with respect to the TWA Plans. Effective as of January 1, 2001, pursuant to the Settlement, the PBGC, at Pichin's request, terminated the TWA Plans. Upon termination of the TWA Plans, the Settlement provides that termination payments are limited to $30 million per year for eight years commencing eighteen months after the termination and the PBGC's recourse for those termination payments is limited to collateral pledged to secure those payments. To date, $75 million of termination payments have been made, none of which was paid by AREP.

    The current underfunded status of the ACF Pension Plans requires ACF and Pichin to notify the PBGC of certain corporate transactions that are deemed to be 'reportable events' under ERISA. Such

                                     III-5
reportable events include, among other things, any transaction which would result in a Controlled Group member's leaving the Controlled Group, and certain extraordinary dividends and stock redemptions. Thus, any transaction in which AREP would cease to be a member of the Controlled Group and certain extraordinary distributions and redemptions with respect to the Units would be among those that would have to be reported to the PBGC.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

    On December 27, 2001, AREP entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which AREP made a two-year $250 million loan to Mr. Icahn, secured by securities consisting of
(i) approximately $250 million aggregate market value of AREP's units owned by Mr. Icahn (approximately 21.1 million depositary units and 8.1 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own AREP units. The loan is due on or before December 27, 2003 and by law may not be renewed or extended. The loan bears interest, payable semi-annually, at a per annum rate equal to the greater of (i) 3.9% and
(ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rates in 2002 ranged from 3.9% to 4.03%. In 2002, pursuant to the loan agreement Mr. Icahn paid approximately $10.1 million to the Company representing accrued interest on the loan. The loan must be prepaid in an amount of up to $125 million to the extent that AREP requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. AREP entered into this transaction to earn interest income on a secured investment. In the event of a loan default, AREP would, at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. The terms of this transaction were reviewed and approved by the Audit Committee. See
Item 1 -- 'Recent Acquisitions/Investments' for a discussion of this investment.

    In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission and in accordance with a prior agreement repurchased its interest in the Sands Hotel and Casino located in Atlantic City New Jersey, from affiliates of the General Partner. As a result, the Company acquired approximately 3.6 million common shares (36%) of GB Holdings Inc. and $26.9 million face amount of GB Property First Mortgage Notes. The Company paid approximately $68.8 million to reacquire its interests representing the affiliates advances plus accrued interest of approximately $11 million. In accordance with the agreement, interest was accrued from March 2000 to May 2002 at an annual rate of 1 1/2% over the prime rate. The terms of this agreement were reviewed and approved by the Audit Committee.

    On December 19, 2002 AREP acquired the remaining 49% of Stratosphere that AREP did not own. The initial determination to engage in the transaction at the prices set forth below was previously announced by AREP in September 2000. Under the merger agreement the stockholders who were unaffiliated with Mr. Icahn received a cash price of $45.32 per share (approximately $9.6 million) and the Icahn related stockholders (other than AREP) received a cash price of $44.33 per share (approximately $34.7 million). AREP paid an aggregate of approximately $44.3 million for the Stratosphere shares. The terms of the Stratosphere purchase were reviewed and approved by the Audit Committee. See Item 1. 'Recent Acquisitions/Investments' for a discussion of AREP's investment in Stratosphere.

    A committee of the Board of Directors of the General Partner is considering the possible acquisition by the Company of interests in National Energy Group, Inc. and related companies from

                                     III-6
entities owned by Carl C. Icahn. The committee, in consultation with its advisors, has been engaged in evaluating the possible acquisition. To date, such evaluation is continuing and no determination has been made by the committee.

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

    For the years ended December 31, 2002 and 2001, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 2002 and 2001 the General Partner was allocated approximately $1,283,000 and approximately $1,344,000 respectively, of the net earnings of AREP as a result of its 1.99% general partner interest in AREP.

    On March 31, 2002, Icahn received 384,450 Preferred Units as part of AREP's scheduled annual preferred unit distribution and is expected to receive an additional 403,673 Preferred Units in March 2003 as part of such scheduled annual preferred unit distribution.

    In 1997 AREP entered into a license agreement for a portion of office space from an affiliate of the General Partner. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, AREP has the non-exclusive use of approximately 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it pays $17,436.20 per month, together with 16.79% of certain 'additional rent.' In November, 2000, AREP reduced its office size to approximately 2,275 square feet, which decreased its monthly rental to $11,185 plus 10.77% of certain 'additional rent.' For the years ended December 31, 2002, 2001 and 2000 AREP paid an affiliate of the General Partner approximately $153,000, $147,000 and $206,000, respectively, of rent in connection with this licensing agreement. The terms of such license agreement were reviewed and approved by the Audit Committee.

    For the years ended December 31, 2002, 2001 and 2000 Stratosphere billed affiliates of the General Partner approximately $2,872,000, $1,343,000 and $240,000, respectively, for administrative services performed by Stratosphere personnel. For the years ended December 31, 2002, 2001 and 2000 Stratosphere also received hotel revenue of $123,000, $600,000 and $500,000, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner.

PROPERTY MANAGEMENT AND OTHER RELATED TRANSACTIONS

    The General Partner and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by AREP. As development and other new properties are acquired, developed, constructed, operated, leased and financed, the General Partner or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management

                                     III-7
and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to AREP in accordance with the Partnership Agreement and customary to the industry. It is not possible to state precisely what role, if any, the General Partner or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions the General Partner or its affiliates might be paid in connection therewith since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. However, Unitholders may expect that, subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to AREP, the fees charged by the General Partner and its affiliates for the services described below generally will be within the ranges set forth below:

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

    In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefore. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee. In 2002, AREP received approximately $47,000 for such services. Also, an affiliate of the General Partner provided certain administrative services to AREP in the amount of approximately $77,000, $73,000 and $5,000 in the years ended December 31, 2002, 2001, and 2000, respectively.

                                     III-8

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

    The Audit Committee, has confirmed that: (i) the Audit Committee reviewed and discussed AREP's 2002 audited financial statements with management,
(ii) the Audit Committee has discussed with AREP's independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 'SS'380), (iii) the Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and (iv) based on the review and discussions referred to in clauses (i), (ii) and (iii) above, the Audit Committee recommended to the Board of Directors that AREP's 2002 audited financial statements be included in this Annual Report on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

    a. Within 90 days prior to the date of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's and its subsidiaries' disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

    The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                                 PAGE
                                                                NUMBER
                                                                ------
Independent Auditors' Reports...............................    II-13
Consolidated Balance Sheets -- December 31, 2002 and 2001...    II-14
Consolidated Statements of Earnings -- Years ended
  December 31, 2002, 2001 and 2000..........................    II-15
Consolidated Statements of Changes in Partners' Equity and
  Comprehensive Income -- Years ended December 31, 2002,
  2001, and 2000............................................    II-16
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2002, 2001 and 2000..........................    II-17
Notes to Consolidated Financial Statements..................   II-18-36

(a)(2) Financial Statement Schedules:

    All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto.

(a)(3) Exhibits:

      3.1 -- Certificate of Limited Partnership of AREP, dated February 17, 1987 (filed as Exhibit No. 3.1 to AREP's Annual Report on Form 10-K for the year ended
            December 31, 1987 and incorporated herein by reference).
      3.2 -- Amended and Restated Agreement of Limited Partnership of AREP, dated as of May 12, 1987 (filed as Exhibit No. 3.2 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
      3.3 -- Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREP (filed as Exhibit 3.3 to AREP's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
      3.4 -- Certificate of Limited Partnership of American Real Estate Holdings Limited Partnership (the 'Subsidiary'), dated February 17, 1987, and amendment thereto, dated March 12, 1987 (filed as Exhibit No. 3.3 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
      3.5 -- Amended and Restated Agreement of Limited Partnership of the Subsidiary, dated as of July 1, 1987 (filed as Exhibit No. 3.4 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
      3.6 -- Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of AREP dated as of August 16, 1996 and filed as Exhibit 10.1 to 8-K filed on August 16, 1996 and incorporated herein by reference.
      3.7 -- Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of the Subsidiary dated August 16, 1996 filed as Exhibit 10.2 to the 8-K dated August 16, 1996 and incorporated herein by reference.
      3.8 -- Amendment No. 3. to the Amended and Restated Agreement of Limited Partnership of AREP dated May 9, 2002. (attached hereto as Exhibit No. 3.8)
      3.9 -- Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of the Subsidiary dated June 14, 2002. (attached hereto as Exhibit No. 3.9)
      4.1 -- Depositary Agreement among AREP, the General Partner and Registrar and Transfer Company, dated as of July 1, 1987 (filed as Exhibit No. 4.1 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).

      4.2 -- Amendment No. 1 to the Depositary Agreement (filed as
            Exhibit 4.2 to AREP's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
      4.3 -- Specimen Depositary Receipt (filed as Exhibit No. 4.2 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
      4.4 -- Form of Transfer Application (filed as Exhibit No. 4.3 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
      4.5 -- Specimen Certificate representing Preferred Units (filed as Exhibit No. 4.9 to AREP's Registration Statement on
            Form S-3 (Registration No. 33-54767) and incorporated herein by reference).
     10.1 -- Nonqualified Unit Option Plan (filed as Exhibit No. 10.1 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
     10.2 -- Distribution Reinvestment Plan (filed as Exhibit No. 10.3 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
     10.10 -- Subscription Guaranty Agreement between AREP and High Coast Limited Partnership (the 'Guarantor') (filed as
            Exhibit 4.10 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).
     10.11 -- Registration Rights Agreement between AREP and the Guarantor (filed as Exhibit 4.11 to AREP's Registration Statement on Form S-3 (Registration No. 33-54767) and incorporated herein by reference).
     10.12 -- Amended and Restated Agency Agreement (filed as Exhibit
            10.12 to AREP's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
     10.13 -- Subscription Agent Agreement (filed as Exhibit 10.13 to AREP's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
     10.14 -- Subscription Guaranty Agreement between AREP and the Guarantor (filed as Exhibit 4.10 to Amendment No. 1 to AREP's Registration Statement on Form S-3 (Registration
            No. 333-31561) and incorporated herein by reference).
     10.15 -- Registration Rights Agreement between AREP and the Guarantor (filed as Exhibit 4.11 to Amendment No. 1 to AREP's Registration Statement on Form S-3 (Registration
            No. 333-31561) and incorporated herein by reference).
     10.16 -- Subscription Agent Agreement filed as Exhibit 99.1 to AREP's Registration Statement on Form S-3 (Registration
            No. 333-31561) and incorporated herein by reference).
     10.17 -- Note dated December 27, 2001 from Carl Icahn to American Real Estate Holdings, L.P. in the amount of $250 million and incorporated herein by reference.
     10.18 -- Pledge Agreement dated December 27, 2001 between American Real Estate Holdings, L.P. and Carl Icahn and incorporated herein by reference.
     10.19 -- Accommodation Pledge Agreement dated December 27, 2001, between American Real Estate Holdings, L.P. and various pledgors and incorporated herein by reference.
     16   -- Letter dated September 27, 1991 of Deloitte & Touche
            regarding change in accountants (filed as Exhibit No. A to AREP's Current Report on Form 8-K dated October 3, 1991 and incorporated herein by reference).
     22   -- List of Subsidiaries (filed as Exhibit No. 22 to AREP's
            Annual Report on Form 10-K for the year ended
            December 31, 1987 and incorporated herein by reference).
     99.1 -- Audit Committee Charter filed with the NYSE on June 14, 2000 incorporated herein by reference.

(b) Reports on Form 8-K:

        (1) A Form 8-K was filed on December 19, 2002 -- American Real Estate Partners, L.P. Acquires Remaining Interest in Stratosphere Corporation

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

                                          AMERICAN REAL ESTATE PARTNERS, L.P.

                                          By: AMERICAN PROPERTY INVESTORS, INC.
                                              General Partner

                                          By:     /s/ ALBO J. ANTENUCCI, JR.
                                              ..................................
                                                   ALBO J. ANTENUCCI, JR.
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AREP and in the capacities and on the dates indicated.

           SIGNATURE                                     TITLE                          DATE
           ---------                                     -----                          ----
        /s/ ALBO J. ANTENUCCI, JR.          President and Chief Executive Officer    March 31, 2003
..........................................
         (ALBO J. ANTENUCCI, JR.)

            /s/ CARL C. ICAHN               Chairman of the Board                    March 31, 2003
 .........................................
             (CARL C. ICAHN)

        /s/ WILLIAM A. LEIDESDORF           Director                                 March 31, 2003
 .........................................
         (WILLIAM A. LEIDESDORF)

           /s/ JAMES L. NELSON              Director                                 March 31, 2003
 .........................................
            (JAMES L. NELSON)

          /s/ JACK G. WASSERMAN             Director                                 March 31, 2003
 .........................................
           (JACK G. WASSERMAN)

          /s/ JOHN P. SALDARELLI            Treasurer (Principal Financial           March 31, 2003
 .........................................    Officer and Principal Accounting
           (JOHN P. SALDARELLI)               Officer)

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10K SIGNATURE PAGE

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

    I, Albo J. Antenucci, Jr., President and Chief Executive Officer (Principal Executive Officer) of American Property Investors, Inc., the General Partner of American Real Estate Partners, L.P. (the 'Registrant'), certify that to the best of my knowledge, based upon a review of the American Real Estate Partners, L.P., annual report on Form 10-K for the period ended December 31, 2002 of the Registrant (the 'Report'):

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

Date: March 31, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    I, John P. Saldarelli, Treasurer and Chief Financial Officer (Principal Financial Officer) of American Property Investors, Inc., the General Partner of American Real Estate Partners, L.P. (the 'Registrant'), certify that to the best of my knowledge, based upon a review of the American Real Estate Partners, L.P. annual report on Form 10-K for the period ended December 31, 2002 of the Registrant (the 'Report'):

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

Date: March 31, 2003

                       FORM OF SARBANES-OXLEY ACT OF 2002
                          SECTION 302(A) CERTIFICATION

I, Albo J. Antenucci, Jr. certify that:

    1. I have reviewed the annual report on Form 10-K of American Real Estate Partners, L.P. for the period ended December 31, 2002, (the 'Report');

    2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

    3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the 'Evaluation Date'); and

        c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                         /s/ ALBO J. ANTENUCCI, JR.
                                                .....................................................
                                                               ALBO J. ANTENUCCI, JR.
                                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER OF
                                                         AMERICAN PROPERTY INVESTORS, INC.,
                                                               THE GENERAL PARTNER OF
                                                         AMERICAN REAL ESTATE PARTNERS, L.P.

                       FORM OF SARBANES-OXLEY ACT OF 2002
                          SECTION 302(A) CERTIFICATION

I, John P. Saldarelli, certify that:

    1. I have reviewed the annual report on Form 10-K of American Real Estate Partners, L.P. for the period ended December 31, 2002; (the 'Report');

    2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

    3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the 'Evaluation Date'); and

        c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                           /s/ JOHN P. SALDARELLI
                                                .....................................................
                                                                 JOHN P. SALDARELLI
                                                      TREASURER AND CHIEF FINANCIAL OFFICER OF
                                                         AMERICAN PROPERTY INVESTORS, INC.,
                                                               THE GENERAL PARTNER OF
                                                         AMERICAN REAL ESTATE PARTNERS, L.P.

                                  SCHEDULE III

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 1
                     REAL ESTATE OWNED AND REVENUES EARNED

                                     NO. OF      AMOUNT OF
                            STATE  LOCATIONS   ENCUMBRANCES
                            -----  ---------   ------------
COMMERCIAL PROPERTY LAND
AND BUILDING
Acme Markets, Inc. and
FPBT of Penn.               PA         1
Alabama Power Company       AL         5
Amer Stores, Eckerd &
Marburn                     NJ         1
Atrium                      VA         1       $19,007,831
Best Products Co., Inc.     VA         1
Chesebrough-Pond's Inc.     CN         1
Chomerics, Inc.             MA         1
Collins Foods
International, Inc.         OR         3
Collins Foods
International, Inc.         CA         1
Dillon Companies, Inc.      MO         1
Duke Power Co.              NC         1
European American Bank
and Trust Co.               NY         1
Farwell Bldg.               MN         1
First National
Supermarkets, Inc.          CT         1         4,357,634
Fisher Scientific Company   IL         1
Forte Hotels
International, Inc.         NJ         1
Fox Grocery Company         WV         1
Gino's, Inc.                MO         1
Gino's, Inc.                OH         1
Golf Road                   IL         1         6,779,628
Grand Union Co.             MD         1
Grand Union Co.             NY         1
Grand Union Co.             VA         1
Whalen                      NY         1
Gunite                      IN         1
G.D. Searle & Co.           IL         1
G.D. Searle & Co.           MN         1
G.D. Searle & Co.           IL         1
Integra A Hotel and
Restaurant Co.              AL         2
Integra A Hotel and
Restaurant Co.              IL         1
Integra A Hotel and
Restaurant Co.              IN         1
Integra A Hotel and
Restaurant Co.              OH         1
Integra A Hotel and
Restaurant Co.              MO         1
Integra A Hotel and
Restaurant Co.              TX         1
Integra A Hotel and
Restaurant Co.              MI         1
Intermountain Color         KY         1
J.C. Penney Company, Inc.   MA         1
K-Mart Corporation          LA         1
K-Mart Corporation          WI         1
K-Mart Corporation          MN         1
K-Mart Corporation          FL         1
K-Mart Corporation          IA         1
K-Mart Corporation          FL         2
K-Mart Corporation          IL         1
Kobacker Stores, Inc.       MI         2
Kobacker Stores, Inc.       KY         1
Kobacker Stores, Inc.       OH         4
Landmark Bancshares
Corporation                 MO         1
Levitz Furniture
Corporation                 NY         1
Louisiana Power and Light
Company                     LA         6
Louisiana Power and Light
Company                     LA         7
Marsh Supermarkets, Inc.    IN         1
Mid-South                   TN         1        12,700,000
Montgomery Ward, Inc.       PA         1
Montgomery Ward, Inc.       NJ         1
Morrison, Inc.              AL         1
Morrison, Inc.              GA         1
Morrison, Inc.              FL         1
Morrison, Inc.              VA         2
North Carolina National
Bank                        SC         2
Occidental Petroleum
Corp.                       CA         1
Ohio Power Co. Inc.         OH         1
Park West                   KY         1        11,914,947
Park West UPS               KY         1        18,007,627




                                 PART I--REAL ESTATE OWNED AT DECEMBER 31, 2002--ACCOUNTED FOR UNDER THE:
                      -------------------------------------------------------------------------------------------------------
                                                   OPERATING METHOD                                     FINANCING METHOD
                      --------------------------------------------------------------------------   ---------------------------
                                                                                      RENT DUE
                                                                                        AND                      MINIMUM
                                                                                     ACCRUED OR                   LEASE
                                                      AMOUNT                        RECEIVED IN                PAYMENTS DUE
                                                     CARRIED AT                     ADVANCE AT                AND ACCRUED
                      INITIAL COST      COST OF      CLOSE OF        RESERVE FOR      END OF       NET         AT END OF
                       TO COMPANY    IMPROVEMENTS     PERIOD          DEPRECIATION    PERIOD    INVESTMENT       PERIOD
                       -----------   ------------    ----------      ------------    ----------  ----------    -------------

COMMERCIAL PROPERTY LAND
AND BUILDING
Acme Markets, Inc. and
FPBT of Penn.          $ 2,004,393                    $  2,004,393   $ 1,560,784     $ (7,885)
Alabama Power Company                                                                             $  5,405,366    $  (92,770)
Amer Stores, Eckerd &
Marburn                  2,045,641                       2,045,641     1,614,545      (39,489)
Atrium                  27,725,921     $   195,325      27,921,246     1,676,745
Best Products Co., Inc.  3,303,553                       3,303,553
Chesebrough-Pond's Inc.  1,549,805                       1,549,805     1,182,075      (11,770)
Chomerics, Inc.          3,700,000                       3,700,000        44,699      280,210
Collins Foods
International, Inc.        250,812                         250,812        12,265       (2,707)
Collins Foods
International, Inc.        134,253                         134,253         6,966       (1,471)
Dillon Companies, Inc.     546,681                         546,681       373,977      (19,630)
Duke Power Co.           3,464,225                       3,464,225       229,409
European American Bank
and Trust Co.            1,355,210                       1,355,210     1,284,888
Farwell Bldg.            5,081,105                       5,081,105     2,343,975
First National
Supermarkets, Inc.                                                                                  20,616,369      (221,459)
Fisher Scientific Company  597,806                         597,806       254,436       13,583
Forte Hotels
International, Inc.                                                                                  5,570,967       (59,447)
Fox Grocery Company                                                                                  2,360,298
Gino's, Inc.
Gino's, Inc.               314,012                         314,012        16,811
Golf Road                9,288,263                       9,288,263     1,171,740
Grand Union Co.
Grand Union Co.            874,765                         874,765        62,454
Grand Union Co.            266,468                         266,468       196,893
Whalen                   7,934,020                       7,934,020                        170
Gunite                   1,134,565                       1,134,565     1,065,034
G.D. Searle & Co.
G.D. Searle & Co.          339,358                         339,358       167,376       (3,083)
G.D. Searle & Co.          323,559                         323,559       246,065       (3,776)
Integra A Hotel and
Restaurant Co.             638,248                         638,248         2,701       (6,479)         480,105       (19,300)
Integra A Hotel and
Restaurant Co.             395,137                         395,137         1,967      (12,335)
Integra A Hotel and
Restaurant Co.             231,513                         231,513                                     244,358       (11,378)
Integra A Hotel and
Restaurant Co.                                                                         (6,833)
Integra A Hotel and
Restaurant Co.             414,887                         414,887         1,901       (7,651)
Integra A Hotel and
Restaurant Co.             438,097                         438,097         2,093       (8,663)
Integra A Hotel and
Restaurant Co.             431,486                         431,486         1,970      (17,405)
Intermountain Color        560,444                         560,444       523,715       (7,741)
J.C. Penney Company,
Inc.                     2,484,262                       2,484,262     1,985,808      (41,707)
K-Mart Corporation                                                                     30,533
K-Mart Corporation                                                                     37,167
K-Mart Corporation
K-Mart Corporation
K-Mart Corporation                                                                                   1,113,199       (13,921)
K-Mart Corporation       4,162,653                       4,162,653     1,896,880      (41,152)
K-Mart Corporation         600,000                         600,000                     (4,791)
Kobacker Stores, Inc.      112,225                         112,225                      1,068          139,996         2,412
Kobacker Stores, Inc.       88,364                          88,364                        769           76,990         1,115
Kobacker Stores, Inc.      298,496                         298,496                      2,487          335,020         5,531
Landmark Bancshares
Corporation                                                                                          3,876,559       (61,385)
Levitz Furniture
Corporation
Louisiana Power and Light
Company                  5,636,053                       5,636,053       329,642        4,746
Louisiana Power and Light
Company                  6,984,806                       6,984,806       378,448        5,017
Marsh Supermarkets, Inc. 5,001,933                       5,001,933     2,966,080
Mid-South                               18,226,344      18,226,344       160,603
Montgomery Ward, Inc.    3,289,166                       3,289,166     2,276,308      (26,190)
Montgomery Ward, Inc.                                                                                1,228,425       (19,990)
Morrison, Inc.             858,112                         858,112
Morrison, Inc.                                                                         13,890
Morrison, Inc.             910,425                         910,425                       (268)
Morrison, Inc.           1,765,899                       1,765,899         5,137
North Carolina National
Bank                     1,450,047                       1,450,047       621,698        6,365
Occidental Petroleum
Corp.
Ohio Power Co. Inc.                                                                                  3,374,835           (59)
Park West               19,199,296                      19,199,296     2,325,770
Park West UPS           21,109,367                      21,109,367     2,020,688




                               PART 2--REVENUES EARNED FOR THE
                                 YEAR ENDED DECEMBER 31, 2002
                           ---------------------------------------------
                                              EXPENDED
                               TOTAL        FOR INTEREST,
                              REVENUE          TAXES,       NET INCOME
                            APPLICABLE      REPAIRS AND     APPLICABLE
                             TO PERIOD        EXPENSES       TO PERIOD
                           -------------------------------- ------------
COMMERCIAL PROPERTY LAND
AND BUILDING
Acme Markets, Inc. and
FPBT of Penn.               $   188,473      $   182,816    $     5,657
Alabama Power Company           607,751            2,038        605,713
Amer Stores, Eckerd &
Marburn                         562,623           69,959        492,664
Atrium                        3,930,668        3,294,786        635,882
Best Products Co., Inc.                          193,018       (193,018)
Chesebrough-Pond's Inc.         141,236            8,987        132,249
Chomerics, Inc.                  65,906          700,870       (634,964)
Collins Foods
International, Inc.              32,489            4,088         28,401
Collins Foods
International, Inc.              17,646            2,322         15,324
Dillon Companies, Inc.           33,652           12,756         20,896
Duke Power Co.                  797,177          114,705        682,472
European American Bank
and Trust Co.                   175,000                         175,000
Farwell Bldg.                 1,121,693          331,805        789,888
First National
Supermarkets, Inc.            1,926,506          490,657      1,435,849
Fisher Scientific Company       163,000           22,538        140,462
Forte Hotels
International, Inc.             513,358               46        513,312
Fox Grocery Company             215,368                0        215,368
Gino's, Inc.                                         104           (104)
Gino's, Inc.                     51,733            5,604         46,129
Golf Road                       943,344          807,369        135,975
Grand Union Co.                       0              122           (122)
Grand Union Co.                  81,000           30,810         50,190
Grand Union Co.                  24,150            4,257         19,893
Whalen                           28,200          666,315       (638,115)
Gunite                          247,336            2,058        245,278
G.D. Searle & Co.                     0            9,970         (9,970)
G.D. Searle & Co.                37,000            3,137         33,863
G.D. Searle & Co.                45,310            4,600         40,710
Integra A Hotel and
Restaurant Co.                  175,690            1,994        173,696
Integra A Hotel and
Restaurant Co.                  148,003            2,461        145,542
Integra A Hotel and
Restaurant Co.                   75,696              109         75,587
Integra A Hotel and
Restaurant Co.                   65,375              926         64,449
Integra A Hotel and
Restaurant Co.                   91,818            2,024         89,794
Integra A Hotel and
Restaurant Co.                  108,676            2,202        106,474
Integra A Hotel and
Restaurant Co.                   96,280            2,080         94,200
Intermountain Color              92,837           16,890         75,947
J.C. Penney Company, Inc.       250,244           91,643        158,601
K-Mart Corporation               15,267           35,947        (20,680)
K-Mart Corporation               18,583          119,977       (101,394)
K-Mart Corporation                    0          125,579       (125,579)
K-Mart Corporation                    0           66,192        (66,192)
K-Mart Corporation              106,310           39,831         66,479
K-Mart Corporation              493,820           29,678        464,142
K-Mart Corporation               64,521           36,168         28,353
Kobacker Stores, Inc.            27,181              700         26,481
Kobacker Stores, Inc.            17,049                0         17,049
Kobacker Stores, Inc.            62,362              151         62,211
Landmark Bancshares
Corporation                     552,665                0        552,665
Levitz Furniture
Corporation                     148,692                0        148,692
Louisiana Power and Light
Company                       1,240,853          175,920      1,064,933
Louisiana Power and Light
Company                       1,299,275          180,329      1,118,946
Marsh Supermarkets, Inc.        506,300          131,479        374,821
Mid-South                       519,137          340,503        178,634
Montgomery Ward, Inc.           314,280           14,856        299,424
Montgomery Ward, Inc.           159,168            1,539        157,629
Morrison, Inc.                   73,834           36,286         37,548
Morrison, Inc.                  175,020            9,856        165,164
Morrison, Inc.                   67,954            7,238         60,716
Morrison, Inc.                  121,909           30,155         91,754
North Carolina National
Bank                            108,797           40,081         68,716
Occidental Petroleum
Corp.                                             30,147        (30,147)
Ohio Power Co. Inc.             318,727              216        318,511
Park West                     1,610,830        1,420,025        190,805
Park West UPS                 1,861,248        1,753,756        107,492

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 2

                     REAL ESTATE OWNED AND REVENUES EARNED


                                    NO. OF      AMOUNT OF
                           STATE   LOCATIONS   ENCUMBRANCES
                           -----   ---------   ------------
Penske
Corp.                       OH         1
Pneumo Corp.                OH         1
Portland General Electric
Company                     OR         1       $36,085,645
Rayovac                     WI         1        15,619,762
Rouse Company               MD         1           873,108
Safeway Stores, Inc.        LA         1
Sams                        MI         1
Smith's Management Corp.    NV         1           172,473
Southland Corporation       FL         5
Staples                     NY         1
Stone Container             WI         1         5,943,919
Stop & Shop                 NY         1
Stop & Shop                 NJ         1
Stop 'N Shop Co., Inc.      VA         1
Super Foods Services,
Inc.                        MI         1         4,795,166
SuperValu Stores, Inc.      MN         1
SuperValu Stores, Inc.      OH         1
SuperValu Stores, Inc.      GA         1
SuperValu Stores, Inc.      IN         1
Telecom Properties, Inc.    OK         1
Telecom Properties, Inc.    KY         1
The A&P Company             MI         1
The TJX Companies, Inc.     IL         1
Tire Distribution Systems
Inc.                        TN         1
Tops Market                 NY         1
Toys 'R' Us, Inc.           TX         1
Waban                       NY         1
Watkins                     MO         1
Webcraft Technologies       MD         1
Wetterau, Inc.              PA         1
Wetterau, Inc.              NJ         1
Wickes Companies, Inc.      CA         1
RESIDENTIAL PROPERTY LAND
AND BUILDING
Crown Cliffs                AL         1         7,444,317
COMMERCIAL PROPERTY --
LAND
Easco Corp.                 NC         1
Foodarama supermarkets,
Inc.                        NY         1
Foodarama supermarkets,
Inc.                        PA         1
Gino's, Inc.                PA         1
Gino's, Inc.                MA         1
Gino's, Inc.                NJ         1
J.C. Penney Company, Inc.   NY         1
COMMERCIAL PROPERTY --
BUILDING
AT&T                        CA         1
Bank South                  GA         1
Baptist Hospital 1          TN         1        20,527,354
Baptist Hospital 2          TN         1         7,618,817
Harwood Square              IL         1
Safeway Stores, Inc.        CA         1
Toys 'R' Us, Inc.           RI         1
United Life & Accident
Ins. Co.                    NH         1
Wickes Companies, Inc.      PA         1
                                               -----------
                                               171,848,228
                                               -----------





                                 PART I--REAL ESTATE OWNED AT DECEMBER 31, 2002--ACCOUNTED FOR UNDER THE:
                      -------------------------------------------------------------------------------------------------------
                                                  OPERATING METHOD                                     FINANCING METHOD
                     --------------------------------------------------------------------------   ---------------------------

                                                                                     RENT DUE
                                                                                       AND                       MINIMUM
                                                                                     ACCRUED OR                   LEASE
                                                      AMOUNT                        RECEIVED IN                PAYMENTS DUE
                                                     CARRIED AT                      ADVANCE AT                AND ACCRUED
                      INITIAL COST      COST OF      CLOSE OF        RESERVE FOR      END OF       NET         AT END OF
                       TO COMPANY    IMPROVEMENTS     PERIOD          DEPRECIATION     PERIOD    INVESTMENT       PERIOD
                       -----------   ------------    ----------      ------------    ----------  ----------    -------------


Penske Corp.           $   524,956                 $    524,956   $     3,905    $  8,624
Pneumo Corp.             1,629,713                    1,629,713        13,698
Portland General Electric
Company                                                                                       $ 47,919,029
Rayovac                 22,065,852                   22,065,852     1,735,262
Rouse Company                                                                                    5,163,375
Safeway Stores, Inc.     1,782,885                    1,782,885     1,122,920      (7,096)
Sams                     8,844,225                    8,844,225     2,178,697
Smith's Management Corp.                                                                           682,550
Southland Corporation    1,162,971                    1,162,971       712,724
Staples                  2,486,744    $   (95,204)    2,391,540       229,455
Stone Container          9,028,574                    9,028,574     1,047,437     (72,807)
Stop & Shop                900,865                      900,865        62,454     (54,000)
Stop & Shop                800,770                      800,770        55,516     (48,000)
Stop 'N Shop Co., Inc.                                                                           2,158,095    $   41,105
Super Foods Services,
Inc.                                                                                             8,999,916
SuperValu Stores, Inc.
SuperValu Stores, Inc.
SuperValu Stores, Inc.
SuperValu Stores, Inc.                                                             17,001
Telecom Properties, Inc.                                                                            82,203           800
Telecom Properties, Inc.   281,253                      281,253                                     63,096
The A&P Company                                                                                  1,055,488       (13,375)
The TJX Companies, Inc.                                                                          2,067,395       (27,047)
Tire Distribution Systems
Inc.                       120,946                      120,946        75,200      (1,100)
Tops Market                262,357                      262,357        18,187     (15,726)
Toys 'R' Us, Inc.
Waban                    8,478,095                    8,478,095     1,055,102     (63,090)
Watkins
Webcraft Technologies
Wetterau, Inc.
Wetterau, Inc.             747,116                      747,116         6,418
Wickes Companies, Inc.     700,333                      700,333       174,362      (4,533)
RESIDENTIAL PROPERTY LAND
AND BUILDING
Crown Cliffs            11,416,711         40,935    11,457,646(1)   3,263,168
COMMERCIAL PROPERTY --
LAND
Easco Corp.                157,560                      157,560                    26,750
Foodarama supermarkets,
Inc.                       140,619                      140,619                    (1,400)
Foodarama supermarkets,
Inc.                       112,554                      112,554
Gino's, Inc.                36,271                       36,271                      (714)
Gino's, Inc.                50,904                       50,904
Gino's, Inc.                61,050                       61,050
J.C. Penney Company, Inc.   51,009                       51,009                       458
COMMERCIAL PROPERTY --
BUILDING
AT&T                     2,538,512          7,627     2,546,139
Bank South                                                                                       2,999,585
Baptist Hospital 1                                                                              23,786,460     1,105,517
Baptist Hospital 2                                                                               8,855,567       410,319
Harwood Square           6,909,821         33,552     6,943,373     3,987,210      29,900
Safeway Stores, Inc.       558,652                      558,652       558,652
Toys 'R' Us, Inc.                                                                                  845,803        10,430
United Life & Accident
Ins. Co.                                                                                         3,415,897       (43,665)
Wickes Companies, Inc.                                                                           2,540,554       (55,068)
                       -----------    -----------  ------------   -----------    --------     ------------    ----------
                       231,146,649     18,408,579   249,555,228    45,312,913     (60,754)     155,457,500       938,365
                       -----------    -----------  ------------   -----------    --------     ------------    ----------




                               PART 2--REVENUES EARNED FOR THE
                                 YEAR ENDED DECEMBER 31, 2002
                           ---------------------------------------------
                                              EXPENDED
                               TOTAL        FOR INTEREST,
                              REVENUE          TAXES,       NET INCOME
                            APPLICABLE      REPAIRS AND     APPLICABLE
                             TO PERIOD        EXPENSES       TO PERIOD
                           -------------------------------- ------------

Penske Corp.                $   108,945      $     3,905    $   105,040
Pneumo Corp.                    208,946           15,914        193,032
Portland General Electric
Company                       4,156,786        2,866,510      1,290,276
Rayovac                       1,993,330        1,775,717        217,613
Rouse Company                   464,050          126,417        337,633
Safeway Stores, Inc.             85,150           11,974         73,176
Sams                          1,198,142          161,385      1,036,757
Smith's Management Corp.         62,245           18,491         43,754
Southland Corporation           140,331            4,632        135,699
Staples                         315,077          111,971        203,106
Stone Container                 867,975          686,878        181,097
Stop & Shop                     108,000           20,899         87,101
Stop & Shop                      96,000           19,015         76,985
Stop 'N Shop Co., Inc.           84,293           91,502         (7,209)
Super Foods Services,
Inc.                            965,213          433,628        531,585
SuperValu Stores, Inc.           18,430           10,010          8,420
SuperValu Stores, Inc.                0           32,520        (32,520)
SuperValu Stores, Inc.          (56,054)          16,206        (72,260)
SuperValu Stores, Inc.          181,813            2,568        179,245
Telecom Properties, Inc.          1,546            4,947         (3,401)
Telecom Properties, Inc.         34,132           (4,817)        38,949
The A&P Company                 140,976           20,544        120,432
The TJX Companies, Inc.         184,591              150        184,441
Tire Distribution Systems
Inc.                             12,283              150         12,133
Tops Market                      31,453            6,062         25,391
Toys 'R' Us, Inc.                     0           29,869        (29,869)
Waban                           757,079          121,177        635,902
Watkins                          95,100           17,133         77,967
Webcraft Technologies                 0           27,385        (27,385)
Wetterau, Inc.                        0           89,089        (89,089)
Wetterau, Inc.                  150,800            8,402        142,398
Wickes Companies, Inc.          145,452           42,546        102,906
RESIDENTIAL PROPERTY LAND
AND BUILDING
Crown Cliffs                  1,854,000        1,845,067          8,933
COMMERCIAL PROPERTY --
LAND
Easco Corp.                           0                               0
Foodarama supermarkets,
Inc.                             16,800                          16,800
Foodarama supermarkets,
Inc.                             14,400               53         14,347
Gino's, Inc.                      8,571                           8,571
Gino's, Inc.                      8,571                           8,571
Gino's, Inc.                      8,571                           8,571
J.C. Penney Company, Inc.         5,500                           5,500
COMMERCIAL PROPERTY --
BUILDING
AT&T                            435,473           61,333        374,140
Bank South                      311,352           25,000        286,352
Baptist Hospital 1            1,889,294        1,623,618        265,676
Baptist Hospital 2              701,219          601,721         99,498
Harwood Square                1,013,128          523,192        489,936
Safeway Stores, Inc.             26,900                          26,900
Toys 'R' Us, Inc.                81,519                          81,519
United Life & Accident
Ins. Co.                        293,938               92        293,846
Wickes Companies, Inc.          487,944                         487,944
                            -----------      -----------    -----------
                             42,648,284       23,165,530     19,482,754
                            -----------      -----------    -----------

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 3

                     REAL ESTATE OWNED AND REVENUES EARNED

                                     NO. OF      AMOUNT OF
                            STATE  LOCATIONS   ENCUMBRANCES
                            -----  ---------   ------------

HOTEL
AND RESORT OPERATING
PROPERTIES
New Seabury                 MA
Holiday Inn                 FL
Bayswater                   FL
                                               -----------
                                                         0
                                               -----------
                                               $171,848,228
                                               -----------
                                               -----------


                                 PART I--REAL ESTATE OWNED AT DECEMBER 31, 2002--ACCOUNTED FOR UNDER THE:
                     -------------------------------------------------------------------------------------------------------
                                                  OPERATING METHOD                                     FINANCING METHOD
                     --------------------------------------------------------------------------   ---------------------------

                                                                                     RENT DUE
                                                                                       AND                       MINIMUM
                                                                                     ACCRUED OR                   LEASE
                                                      AMOUNT                        RECEIVED IN                PAYMENTS DUE
                                                     CARRIED AT                      ADVANCE AT                AND ACCRUED
                      INITIAL COST      COST OF      CLOSE OF        RESERVE FOR      END OF       NET         AT END OF
                       TO COMPANY    IMPROVEMENTS     PERIOD          DEPRECIATION     PERIOD    INVESTMENT       PERIOD
                       -----------   ------------    ----------      ------------    ----------  ----------    -------------

HOTEL
AND RESORT OPERATING
PROPERTIES
New Seabury            $35,838,000     $ 1,652,989    $ 37,490,989   $ 4,353,989
Holiday Inn              9,923,431       1,180,416      11,103,847     4,894,111     $129,547
Bayswater                5,666,365        (356,000)      5,310,365       417,000
                       -----------     -----------    ------------   -----------     --------     ------------    ----------
                        51,427,796       2,477,405      53,905,201     9,665,100      129,547                0             0
                       -----------     -----------    ------------   -----------     --------     ------------    ----------
                       $282,574,445    $20,885,984    $303,460,429   $54,978,013     $ 68,793     $155,457,500    $  938,365
                       -----------     -----------    ------------   -----------     --------     ------------    ----------
                       -----------     -----------    ------------   -----------     --------     ------------    ----------

                               PART 2--REVENUES EARNED FOR THE
                                 YEAR ENDED DECEMBER 31, 2002
                           ---------------------------------------------
                                              EXPENDED
                               TOTAL        FOR INTEREST,
                              REVENUE          TAXES,       NET INCOME
                            APPLICABLE      REPAIRS AND     APPLICABLE
                             TO PERIOD        EXPENSES       TO PERIOD
                           -------------------------------- ------------
HOTEL
AND RESORT OPERATING
PROPERTIES
New Seabury                 $12,296,014      $12,219,746    $    76,268
Holiday Inn                   3,678,729        3,558,685        120,044
Bayswater                     2,622,000        2,166,000        456,000
                            -----------      -----------    -----------
                             18,596,743       17,944,431        652,312
                            -----------      -----------    -----------
                            $61,245,027      $41,109,961    $20,135,066
                            -----------      -----------    -----------
                            -----------      -----------    -----------

-------------------
(1) The Company owns a 70% interest in the joint venture which owns this property.

                                                                    SCHEDULE III
                                                                          PAGE 4

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                     REAL ESTATE OWNED AND REVENUES EARNED
                    YEAR ENDED DECEMBER 31, 2002 (IN $000'S)

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

         Balance -- January 1, 2002..............................  $273,887
         Additions during period.................................    20,886
         Reclassifications during period from financing leases...    13,503
         Write downs.............................................    (1,992)
         Disposals during period.................................    (2,824)
                                                                   --------
         Balance -- December 31, 2002............................  $303,460
                                                                   --------
                                                                   --------
 b.  A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:
         Balance -- January 1, 2002..............................  $ 48,057
         Depreciation during period..............................     7,105
         Disposals during period.................................      (184)
                                                                   --------
         Balance -- December 31, 2002............................  $ 54,978
                                                                   --------
                                                                   --------
     Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 7 to 45 years.

 2.  A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:
         Balance -- January 1, 2002..............................  $176,757
         Reclassifications during period.........................   (13,503)
         Write downs.............................................      (257)
         Disposals during period.................................    (1,560)
         Amortization of unearned income.........................    14,722
         Minimum lease rentals received..........................   (20,663)
         Other...................................................       (38)
                                                                   --------
         Balance -- December 31, 2002............................  $155,458
                                                                   --------
                                                                   --------
 3.  The aggregate cost of real estate owned for Federal income tax purposes is $382,208 before accumulated depreciation.

                                                                    SCHEDULE III
                                                                          PAGE 5

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 2002 (IN $000'S)

 4.  Net income applicable to the period in Schedule III is reconciled with net earnings as follows:
         Net income applicable to financing and operating leases
           and hotel and resort operating properties.............  $ 20,135
         Net income applicable to Stratosphere hotel and
         casino..................................................     8,916(1)
         Net income applicable to land, house and condominium
         sales...................................................    20,384
         Add:
             Interest income on U.S. Government and Agency
               Obligations and other investments.................    30,344
             Dividend and unallocated other income...............     2,684
             Equity in earnings of GB Holdings, Inc. ............       305
                                                                   --------
                                                                     82,768
                                                                   --------
         Deduct expenses not allocated:
             General and administrative expenses.................     7,029
             Nonmortgage interest expense........................     1,272
             Other...............................................     1,625
                                                                   --------
                                                                      9,926
                                                                   --------
         Earnings before property and securities transactions and
           minority interest.....................................    72,842
         Provision for loss on real estate.......................    (3,212)
         Gain on sale of real estate.............................     8,990
         Write down of securities................................   (12,226)
         Minority interest in net earnings of Stratosphere
           Corporation...........................................    (1,943)
                                                                   --------
         Net earnings............................................  $ 64,451
                                                                   --------
                                                                   --------
 ----------

(1) Includes depreciation expense

                                                                    SCHEDULE III
                                                                          PAGE 6

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                     REAL ESTATE OWNED AND REVENUES EARNED
                    YEAR ENDED DECEMBER 31, 2001 (IN $000'S)

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

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

                                                                    SCHEDULE III
                                                                          PAGE 7

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 2001 (IN $000'S)

 4.  Net income applicable to the period in Schedule III is reconciled with net earnings as follows:
         Net income applicable to financing and operating leases
           and hotel and resort operating properties.............  $ 21,850
         Net income applicable to Stratosphere hotel and
           casino................................................     4,628(1)
         Net income applicable to land, house and condominium
           sales.................................................    12,967
         Add:
             Interest income on U.S. Government and Agency
               Obligations and other investments.................    30,367
             Dividend and unallocated other income...............     4,989
             Equity in earnings of GB Holdings, Inc. ............     1,807
                                                                   --------
                                                                     76,608
                                                                   --------
         Deduct expenses not allocated:
             General and administrative expenses.................     7,080
             Non-mortgage interest expense.......................     6,227
             Other...............................................       619
                                                                   --------
                                                                     13,926
                                                                   --------
         Earnings before gain on property and securities
           transactions and minority interest....................    62,682
         Provision for loss on real estate.......................    (3,184)
         Gain on sale of marketable equity and debt securities...     6,749
         Gain on sale of real estate.............................     1,737
         Minority interest in net earnings of Stratosphere
         Corporation.............................................      (450)
                                                                   --------
         Net earnings............................................  $ 67,534
                                                                   --------
                                                                   --------

-----------
(1) Includes depreciation expense

                                                                    SCHEDULE III
                                                                          PAGE 8

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                     REAL ESTATE OWNED AND REVENUES EARNED
                    YEAR ENDED DECEMBER 31, 2000 (IN $000'S)

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

         Balance -- January 1, 2000..............................  $239,237
         Additions during period.................................    32,782
         Reclassifications during period from financing leases...    17,274
         Less development properties.............................   (11,942)
         Reclassifications during period to assets held for
           sale..................................................    (6,781)
         Disposals during period.................................    (8,214)
                                                                   --------
         Balance -- December 31, 2000............................  $262,356
                                                                   --------
                                                                   --------
 b.  A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

         Balance -- January 1, 2000..............................  $ 44,740
         Depreciation during period..............................     6,137
         Disposals during period.................................    (4,636)
         Reclassifications during period to assets held for
           sale..................................................    (2,770)
                                                                   --------
         Balance -- December 31, 2000............................  $ 43,471
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

 2.  A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:
         Balance -- January 1, 2000..............................  $223,391
         Reclassifications during period to operating
           properties............................................   (17,274)
         Write downs.............................................      (232)
         Disposals during period.................................    (3,647)
         Amortization of unearned income.........................    19,652
         Minimum lease rentals received..........................   (27,212)
         Reclassifications during period to assets held for
         sale....................................................    (1,286)
         Additions during period.................................        36
                                                                   --------
         Balance -- December 31, 2000............................  $193,428
                                                                   --------
                                                                   --------
 3.  The aggregate cost of real estate owned for Federal income tax purposes is $371,227 before accumulated depreciation.

                                                                    SCHEDULE III
                                                                          PAGE 9

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 2000 (IN $000'S)

 4.  Net income applicable to the period in Schedule III is reconciled with net earnings as follows:
         Net income applicable to financing and operating leases
           and hotel and resort operating properties.............  $ 20,909
         Net income applicable to Stratosphere hotel and
           casino................................................     5,501(1)
         Net income applicable to land, house and condominium
         sales...................................................    17,687
         Add:
             Interest income on U.S. Government and Agency
               Obligations and other investments.................    36,208
             Dividend and unallocated other income...............     4,627
                                                                   --------
                                                                     84,932
                                                                   --------
         Deduct expenses not allocated:
             General and administrative expenses.................     7,475
             Nonmortgage interest expense........................     3,792
             Bayswater acquisition costs.........................     1,750
             Equity in losses of GB Holdings, Inc. ..............     2,103
             Other...............................................       788
                                                                   --------
                                                                     15,908
                                                                   --------
         Earnings before property and securities transactions and
           minority interest.....................................    69,024
         Provision for loss on real estate.......................    (1,351)
         Gain on sale of real estate.............................     6,763
         Gain on sale of limited partnership interests...........     3,461
         Minority interest in net earnings of Stratosphere
           Corporation...........................................    (2,747)
                                                                   --------
         Net earnings............................................  $ 75,150
                                                                   --------
                                                                   --------
---------
(1) Includes depreciation expense

                                                                    SCHEDULE III
                                                                         PAGE 10

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
            REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
                   (ACCOUNTED FOR UNDER THE OPERATING METHOD)
                         DECEMBER 31, 2002 (IN $000'S)

                                                              AMOUNT AT WHICH
                                                                CARRIED AT      RESERVE FOR
STATE                                                          CLOSE OF YEAR    DEPRECIATION
-----                                                          -------------    ------------
Alabama.....................................................     $ 12,954         $ 3,266
California..................................................        3,939             740
Connecticut.................................................        1,550           1,182
Florida.....................................................       22,650           7,921
Illinois....................................................       18,148           5,661
Indiana.....................................................        6,368           4,031
Kentucky....................................................       41,239           4,870
Louisiana...................................................       14,404           1,831
Massachusetts...............................................       43,726           6,385
Michigan....................................................        9,388           2,181
Minnesota...................................................        5,420           2,511
Missouri....................................................          962             376
New Jersey..................................................        3,655           1,676
New York....................................................       22,388           2,713
North Carolina..............................................        3,622             229
Ohio........................................................        2,767              34
Oregon......................................................          251              12
Pennsylvania................................................        5,442           3,837
South Carolina..............................................        1,450             622
Tennessee...................................................       18,347             236
Texas.......................................................          438               2
Virginia....................................................       33,258           1,879
Wisconsin...................................................       31,094           2,783
                                                                 --------         -------
                                                                 $303,460         $54,978
                                                                 --------         -------
                                                                 --------         -------

                                                                    SCHEDULE III
                                                                         PAGE 11

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                           REAL ESTATE OWNED BY STATE
                   (ACCOUNTED FOR UNDER THE FINANCING METHOD)
                         DECEMBER 31, 2002 (IN $000'S)

                                                                 NET
STATE                                                         INVESTMENT
-----                                                         ----------
Alabama.....................................................   $  5,886
Connecticut.................................................     20,616
Georgia.....................................................      3,000
Illinois....................................................      2,067
Indiana.....................................................        244
Iowa........................................................      1,113
Kentucky....................................................        140
Maryland....................................................      5,163
Michigan....................................................     10,196
Missouri....................................................      3,877
Nevada......................................................        683
New Hampshire...............................................      3,416
New Jersey..................................................      6,799
Ohio........................................................      3,710
Oklahoma....................................................         82
Oregon......................................................     47,919
Pennsylvania................................................      2,541
Rhode Island................................................        846
Tennessee...................................................     32,642
Virginia....................................................      2,158
West Virginia...............................................      2,360
                                                               --------
                                                               $155,458
                                                               --------
                                                               --------

                                    EXHIBITS

                          STATEMENT OF DIFFERENCES

            The section symbol shall be expressed as ...........'SS'