Form 10-Q
period 2003-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2003-05-15
CIK 813762

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____TO __________

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

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    March 31, 2003 and December 31, 2002....................      2

    Consolidated Statements of Earnings
    Three Months Ended March 31, 2003 and 2002..............      3

    Consolidated Statement of Changes In Partners' Equity
    and Comprehensive Income Three Months Ended
    March 31, 2003..........................................      4

    Consolidated Statements of Cash Flows
    Three Months Ended March 31, 2003 and 2002..............      5

    Notes to Consolidated Financial Statements..............      6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...     11

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
     MARKET RISKS...........................................     16

    ITEM 4. CONTROLS AND PROCEDURES.........................     16

PART II. OTHER INFORMATION..................................     17

    Item 1. Legal Proceedings...............................     17

    Item 6. Exhibits and Reports on Form 8-K................     17

    Certification -- Section 906 of the Sarbanes-Oxley Act
     of 2002................................................     19

    Certification -- Section 302(a) of the Sarbanes-Oxley
     Act of 2002............................................     21

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q MARCH 31, 2003

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                                 ----          ----
                                                                     (IN $000'S)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method................  $  149,871    $  155,458
    Accounted for under the operating method, net of
      accumulated depreciation..............................     205,936       204,242
Investment in U.S. Government and Agency obligations........     320,653       336,051
Note receivable due from affiliate..........................     250,000       250,000
Cash and cash equivalents...................................      59,023        51,394
Marketable equity and debt securities.......................      27,969        26,728
Mortgages and notes receivable..............................      83,357        56,216
Equity interest in GB Holdings, Inc. .......................      35,683        37,280
Hotel, casino and resort operating properties net of
  accumulated depreciation:
    Stratosphere Corporation hotel and casino...............     168,231       171,430
    Hotel and resort........................................      43,653        44,346
Land and construction-in-progress...........................      38,719        40,415
Receivables and other assets................................      46,259        48,111
                                                              ----------    ----------
        Total...............................................  $1,429,354    $1,421,671
                                                              ----------    ----------
                                                              ----------    ----------

              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable...........................................  $  169,813    $  171,848
Accounts payable, accrued expenses and other liabilities....      43,966        46,657
                                                              ----------    ----------
                                                                 213,779       218,505
                                                              ----------    ----------
Commitments and contingencies (Notes 2 and 3)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,900,000
      authorized; 9,797,511 and 9,330,963 issued and
      outstanding as of March 31, 2003 and Dec. 31, 2002....      97,974        96,808
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................   1,082,853     1,071,857
General partner.............................................      46,669        46,422
Treasury units at cost:
    1,137,200 depositary units..............................     (11,921)      (11,921)
                                                              ----------    ----------
Partners' equity............................................   1,215,575     1,203,166
                                                              ----------    ----------
        Total...............................................  $1,429,354    $1,421,671
                                                              ----------    ----------
                                                              ----------    ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q MARCH 31, 2003
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  ----------------------
                                                                    2003          2002
                                                                    ----          ----
                                                                  (IN $000'S EXCEPT PER
                                                                        UNIT DATA)
Revenues:
    Hotel and casino operating income.......................      $40,642       $37,151
    Land, house and condominium sales.......................        4,860        19,129
    Interest income on financing leases.....................        3,418         3,924
    Interest income on U.S. Government and Agency
      obligations and other investments.....................        4,560         6,104
    Rental income...........................................        7,491         6,876
    Hotel and resort operating income.......................        3,249         2,854
    Dividend and other income...............................          892           825
    Equity in (losses) earnings of GB Holdings, Inc.........         (857)        1,556
                                                                  -------       -------
                                                                   64,255        78,419
                                                                  -------       -------
Expenses:
    Hotel and casino operating expenses.....................       34,096        31,637
    Cost of land, house and condominium sales...............        4,103        13,829
    Hotel and resort operating expenses.....................        3,125         3,113
    Interest expense........................................        3,263         4,142
    Depreciation and amortization...........................        5,633         4,935
    General and administrative expenses.....................        1,660         1,648
    Rental property expenses................................        1,869         1,525
                                                                  -------       -------
                                                                   53,749        60,829
                                                                  -------       -------

Operating income............................................       10,506        17,590
Other gains and (losses):
    Provision for loss on real estate.......................         (200)        --
    Write-down of equity securities available for sale......         (961)        --
    Gain on sales and disposition of real estate............        1,138         1,639
    Minority interest in net earnings of Stratosphere
      Corporation...........................................        --             (407)
                                                                  -------       -------
Net earnings................................................      $10,483       $18,822
                                                                  -------       -------
                                                                  -------       -------

Net earnings attributable to (Note 10):
    Limited partners........................................      $10,274       $18,447
    General partner.........................................          209           375
                                                                  -------       -------
                                                                  $10,483       $18,822
                                                                  -------       -------
                                                                  -------       -------
Net earnings per limited partnership unit:
    Basic earnings..........................................      $  0.20       $  0.38
                                                                  -------       -------
                                                                  -------       -------

Weighted average limited partnership units outstanding......   46,098,284    46,098,284
                                                               ----------    ----------
                                                               ----------    ----------

    Diluted earnings........................................      $  0.18       $  0.33
                                                                  -------       -------
                                                                  -------       -------

Weighted average limited partnership units and equivalent
  partnership units outstanding.............................   55,641,655    56,377,391
                                                               ----------    ----------
                                                               ----------    ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q MARCH 31, 2003
                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
                       THREE MONTHS ENDED MARCH 31, 2003
                                  (UNAUDITED)

                                                LIMITED PARTNERS' EQUITY
                                     GENERAL    ------------------------   HELD IN TREASURY     TOTAL
                                    PARTNER'S   DEPOSITARY    PREFERRED    ----------------   PARTNERS'
                                     EQUITY        UNITS        UNITS      AMOUNTS    UNITS     EQUITY
                                     ------        -----        -----      -------    -----     ------
                                                                (IN $000'S)
Balance, December 31, 2002........   $46,422    $1,071,857     $96,808     $(11,921)  1,137   $1,203,166
Comprehensive income:
    Net earnings..................       209        10,274       --           --       --         10,483
    Reversal of unrealized losses
      on securities available for
      sale........................        15           746       --           --       --            761
    Net unrealized gains on
      securities available for
      sale........................        23         1,142       --           --       --          1,165
                                     -------    ----------     -------     --------   -----   ----------
Comprehensive income..............       247        12,162       --           --       --         12,409
Pay-in-kind distribution..........     --           (1,166)      1,166        --       --         --
                                     -------    ----------     -------     --------   -----   ----------
Balance, March 31, 2003...........   $46,669    $1,082,853     $97,974     $(11,921)  1,137   $1,215,575
                                     -------    ----------     -------     --------   -----   ----------
                                     -------    ----------     -------     --------   -----   ----------

    Accumulated other comprehensive income at March 31, 2003 was $1,684.

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q MARCH 31, 2003
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
                                                                  (IN $000'S)
Cash flows from operating activities:
    Net earnings............................................  $ 10,483   $ 18,822
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization.......................     5,633      4,935
        Gain on sales and disposition of real estate........    (1,138)    (1,639)
        Provision for loss on real estate...................       200      --
        Write-down of equity securities available for
          sale..............................................       961      --
        Minority interest in net earnings of Stratosphere
          Corporation.......................................     --           407
        Equity in losses (earnings) of GB Holdings, Inc.....       857     (1,556)
        Changes in operating assets and liabilities:
            Decrease in land and construction-in progress...     1,755      4,473
            Increase in accounts payable, accrued expenses
              and other liabilities.........................     3,333      5,696
            Increase in receivables and other assets........      (438)    (2,826)
                                                              --------   --------
                Net cash provided by operating activities...    21,646     28,312
                                                              --------   --------
Cash flows from investing activities:
    Increase in mortgages and notes receivable..............   (30,963)   (12,222)
    Net proceeds from the sales and disposition of real
      estate................................................     3,279      5,554
    Principal payments received on leases accounted for
      under the financing method............................     1,386      1,626
    Additions to hotel, casino and resort operating
      property..............................................    (1,139)    (1,090)
    Additions to rental real estate.........................       (76)      (107)
    Decrease in investment in U.S. Government and Agency
      Obligations...........................................    15,398      6,278
    Decrease in due to affiliate............................     --          (181)
    Other...................................................       134         48
                                                              --------   --------
                Net cash used in investing activities.......   (11,981)       (94)
                                                              --------   --------
Cash flows from financing activities:
    Debt:
        Periodic principal payments.........................    (2,036)    (2,108)
                                                              --------   --------
                Net cash used in financing activities.......    (2,036)    (2,108)
                                                              --------   --------
Net increase in cash and cash equivalents...................     7,629     26,110
Cash and cash equivalents-beginning of period...............    51,394     61,015
                                                              --------   --------
Cash and cash equivalents-end of period.....................  $ 59,023   $ 87,125
                                                              --------   --------
                                                              --------   --------
Supplemental information:
    Cash payments for interest..............................  $  3,683   $  3,686
                                                              --------   --------
                                                              --------   --------
Supplemental schedule of noncash investing and financing
  activities:
    Reclassification of real estate to operating lease......  $  2,158   $  --
    Reclassification of real estate from financing lease....    (2,158)     --
    Reclassification from receivables and other assets......    (1,631)     --
    Reclassification to mortgages and notes receivable......     1,631      --
    Decrease in mortgages and notes receivable..............    (3,453)     --
    Decrease in deferred income.............................     2,565      --
    Increase in real estate accounted for under the
      operating method......................................       888      --
                                                              --------   --------
                                                              $  --      $  --
                                                              --------   --------
                                                              --------   --------
Net unrealized gains (losses) on securities available for
  sale......................................................  $  1,165   $ (1,917)
                                                              --------   --------
                                                              --------   --------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q MARCH 31, 2003
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

    The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 2002.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2. RELATED PARTY TRANSACTIONS

    a. A committee of the Board of Directors of the General Partner is in advanced discussions concerning the possible acquisition by the Company of interests in National Energy Group, Inc. and related companies from entities owned by Carl C. Icahn ('Icahn'), the Chairman of the Board of the General Partner. The committee has retained independent advisors and has been engaged in evaluating the possible acquisition.

    b. The Company is a party to a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee of the Board of Directors of the General Partner (the 'Audit Committee'). For the three months ended March 31, 2003 and 2002 the Company paid rent of approximately $37,000 and $36,000, respectively.

    c. Stratosphere Corp. ('Stratosphere'), a wholly-owned subsidiary, received approximately $579,000 and $476,000 from affiliates of the General Partner as reimbursement for administrative services performed by Stratosphere personnel during the three months ended March 31, 2003 and 2002, respectively.

    d. As of May 1, 2003 affiliates of Icahn owned 8,477,139 Preferred Units and 39,706,836 Depositary Units.

    e. See Note 4 regarding Note Receivable -- Affiliate.

3. COMMITMENTS AND CONTINGENCIES

    a. In January 2002, the Cape Cod Commission (the 'Commission'), a regional planning body created in 1989, concluded that the Company's New Seabury development is within its jurisdiction (the 'Administrative Decision'). It is the Company's position that the proposed residential and commercial development is allowed under a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction.

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

    b. Tiffiny Decorating Company ('Tiffiny'), a subcontractor to Great Western Drywall ('Great Western'), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (collectively referred to as the 'Stratosphere Parties'), Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada, has been consolidated with the case brought by Tiffiny.

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

    The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059 (of which $195,953 and $371,873 were disbursed to Tiffiny and Great Western, respectively) is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

    c. In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

    d. In January 2002, Kmart Corp., ('Kmart') a tenant leasing seven properties owned by the Company which represented approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases were rejected representing approximately $713,000 in annual rents. Three of the rejected properties are being held for sale. The Company previously recorded a provision for loss on real estate of approximately $1.9 million, on the four properties whose leases were rejected, in the year ended December 31, 2001. In April 2003, one of the leases representing approximately $242,000 in annual rentals was assumed by Kmart and assigned to Home Depot. The Company has not been notified regarding the two remaining leases representing approximately $418,000 in annual rentals. The tenant is current in its rent payments on these two leases. At March 31, 2003, the net book value of the seven properties was approximately $6,499,000, which the Company believes is less than the estimate of net realizable value.

4. NOTE RECEIVABLE -- AFFILIATE

    On December 27, 2001, the Company entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which the Company made a $250 million loan to Mr. Icahn. The loan is secured by securities consisting of (i) approximately $290 million aggregate market value of the Company's units owned by affiliates of Mr. Icahn (approximately 21.1 million depositary units and 8.5 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other

Icahn investments and does not own the Company's units. The loan is due on or before December 27, 2003 and by law may not be renewed or extended. The loan bears interest at a per annum rate equal to the greater of (i) 3.9% or (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rate during the three months ended March 31, 2003 and 2002 was 3.9%. The loan must be prepaid in an amount of up to $125 million to the extent that the Company requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. The Company entered into this transaction to earn interest income on a secured investment. In the event of a loan default, the Company would at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. Accrued interest income of approximately $2.5 million was recorded on this loan in the three months ended March 31, 2003 and 2002, and is included in 'Interest income on U.S. Government and Agency obligations and other investments' in the Consolidated Statements of Earnings. Interest is payable semi-annually and has been paid through December 31, 2002. The terms of this transaction were reviewed and approved by the Audit Committee.

5. HOTEL, CASINO AND RESORT OPERATING PROPERTIES

    a. Stratosphere Hotel and Casino

    The Company owns 100% of Stratosphere and consolidates Stratosphere in its financial statements.

    Stratosphere owns and operates the Stratosphere Casino, Hotel & Tower, located in Las Vegas Nevada, which is centered around the Stratosphere Tower (the 'Tower'), the tallest free-standing observation tower in the United States.

    Stratosphere operates, among other things, the Tower, a hotel with 2,444 rooms and suites, a 97,000 square foot casino featuring approximately 1,474 slot machines, 48 table games, a race and sports book, a keno lounge, a 160,000 square foot second level containing a retail center of approximately 46 shops and a 650-seat Broadway Showroom, a 3,600-seat Outdoor Events Center, a 120-seat entertainment lounge and parking for approximately 4,000 cars. The hotel has seven themed restaurants and a New York style delicatessen.

    Stratosphere's operations for the three months ended March 31, 2003 and 2002 have been included in 'Hotel and casino operating income and expenses' in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $3,388,000 and $3,317,000 of depreciation and amortization for the three months ended March 31, 2003 and 2002, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

    b. Hotel and Resort Operating Properties

    Hotel and resort operations for the three and nine months ended March 31, 2003 and 2002 have been included in 'Hotel and resort operating income and expenses' in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $742,000 and $394,000 of depreciation and amortization for the three months ended March 31, 2003 and 2002 respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Earnings.

6. EQUITY INTEREST IN GB HOLDINGS, INC. (SANDS HOTEL AND CASINO)

    The Company reflects its pro-rata equity interest in GB Holdings, Inc. ('GBH') under this caption in the Consolidated Balance Sheets. The Company owns approximately 3.6 million shares, 36%, of GBH. GBH is the holding company for the Sands Hotel and Casino (the 'Sands') located in Atlantic City, New Jersey. The Sands operates a casino facility with approximately 79,000 square feet of gaming space, a hotel with 511 rooms (including 57 suites) and related amenities.

    'Equity in (losses) earnings of GB Holdings, Inc.' of ($857,000) and $1,556,000 have been recorded in the Consolidated Statements of Earnings for the three months ended March 31, 2003 and 2002, respectively.

7. MARKETABLE EQUITY AND DEBT SECURITIES

    The Company owns equity and debt securities of Philip Services Corp. ('Philip'). Philip stated in a recent Securities and Exchange Commission filing that it intends to restructure its balance sheet and refinance its debt, which may be accomplished through a Chapter 11 proceeding under the Federal Bankruptcy Code.

    Based on a review of its Philip investments, management of the Company determined to write-off the balance of its investment in the Philip common stock by a charge to earnings of approximately $961,000; of this amount $761,000 was previously charged to other comprehensive income in 2002, which was reversed in 2003, and included in the $961,000 charge to earnings in the three months ended March 31, 2003.

8. MORTGAGES AND NOTES RECEIVABLE

    The Company owns Philip Term and Payment-in-kind ('PIK') notes in the principal amount of approximately $32.7 million; the cost basis of these investments is approximately $22.1 million, which management of the Company believes approximates the amount recoverable.

    The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company's mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans, prior to construction completion, pending receipt of principal and interest payments.

    Upon construction completion, anticipated in the second half of 2003, the Company will review the status of each loan to determine whether or not recognition of interest income in the financial statements is appropriate.

    At March 31, 2003, the Company had funded three mezzanine loans in the principal amount of approximately $54.2 million (of which approximately $31 million was funded in the three months ended March 31, 2003) and had deferred approximately $6.5 million of accrued interest income for financial statement purposes.

9. PREFERRED UNITS

    Pursuant to the terms of the Preferred Units, on February 21, 2003, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2003 to holders of record as of March 14, 2003. A total of 466,548 additional Preferred Units were issued. At March 31, 2003, 9,797,511 Preferred Units are issued and outstanding.

10. EARNINGS PER SHARE

    Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

    Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased as follows: 9,543,371 and 10,279,107 limited partnership units for the three months ended March 31, 2003 and 2002, respectively, to reflect the effects of the conversion of preferred units.

11. COMPREHENSIVE INCOME

    The components of comprehensive income include net income and certain amounts reported directly in equity.

    Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows (in $000's):

                                                                THREE MONTHS
                                                                    ENDED
                                                              -----------------
                                                              3/31/03   3/31/02
                                                              -------   -------
Net income..................................................  $10,483   $18,822
Reversal of unrealized losses on securities available for
  sale......................................................      761     --
Net unrealized gains (losses) on securities available for
  sale......................................................    1,165    (1,917)
                                                              -------   -------
Comprehensive income........................................  $12,409   $16,905
                                                              -------   -------
                                                              -------   -------

12. SEGMENT REPORTING

    The Company is engaged in five operating segments consisting of: (i) rental real estate, (ii) hotel and resort operating properties, (iii) hotel and casino operating properties, (iv) land sales, house and condominium development, and
(v) investment in securities including investment in other limited partnerships and marketable equity and debt securities. The Company's reportable segments offer different services and require different operating strategies and management expertise. There have been no material changes in segment assets since December 31, 2002.

    The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

    During 2003, the Company realigned its management of its hotel and casino investments. Previously, the Company's investment in GB Holdings, Inc. and the results of its operations were considered as part of the Company's 'other investments' segment. For the quarter ended March 31, 2002, $1,556,000 representing the Company's equity in GB Holdings, Inc.'s net income for the period, has been reclassified from other investments to hotel and casino operating income and earnings to conform to the 2003 presentation. This reclassification has had no effect on total segment revenues or earnings for the quarter ended March 31, 2002.

    The revenues and net earnings for each of the reportable segments are summarized as follows for the three months ended March 31, 2003 and 2002 (in $000's):

                                                                THREE MONTHS
                                                                    ENDED
                                                              -----------------
                                                              3/31/03   3/31/02
                                                              -------   -------
Revenues:
    Hotel and casino operating income.......................  $39,785   $38,707
    Land, house and condominium sales.......................    4,860    19,129
    Rental real estate......................................   10,909    10,800
    Hotel and resort operating income.......................    3,249     2,854
    Other investments.......................................    1,898     1,047
                                                              -------   -------
        Sub-total...........................................   60,701    72,537
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......    3,554     5,882
                                                              -------   -------
        Total revenues......................................  $64,255   $78,419
                                                              -------   -------
                                                              -------   -------
Net earnings:
  Segment earnings:
    Hotel and casino operating properties...................  $ 5,689   $ 7,070
    Land, house and condominium development.................      757     5,300
    Rental real estate......................................    9,040     9,275
    Hotel and resort operating properties...................      124      (259)
    Other investments.......................................    1,898     1,047
                                                              -------   -------
        Total segment earnings..............................   17,508    22,433
Other expenses net..........................................   (7,025)   (3,611)
General partner's share of net income.......................     (209)     (375)
                                                              -------   -------
        Net earnings-limited partner unitholders............  $10,274   $18,447
                                                              -------   -------
                                                              -------   -------

13. NEW ACCOUNTING PRONOUNCEMENTS

    As of January 1, 2002 the Company has adopted the Statement of Financial Accounting Standards No. 144 (SFAS 144) 'Accounting for the Impairment or Disposal of Long-Lived Assets.' Under SFAS No. 144, the properties sold by the Company to third parties are considered to be discontinued operations. For the three months ended March 31, 2003, the Company is not reporting discontinued operations for the properties disposed of to third parties, which excludes those grandfathered by the effective date of SFAS 144, during the period as the effect of such presentation in the Company's Consolidated Statements of Earnings is not material. The adoption of SFAS 144 has not had any material impact on the Company's consolidated financial statements. In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS's Nos. 4, 44 and 64 which, among other things, required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company has adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS 145 has not had any material impact on the Company's Consolidated Financial Statements.

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

    Forward looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Readers should consider that such statements speak only as to the date hereof.

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

    The Company is also considering investments in the oil and gas industry. A committee of the Board of Directors of the General Partner is in advanced discussions concerning the possible acquisition by the Company of interests in National Energy Group, Inc. and related companies from entities owned by Carl C. Icahn, the Chairman of the Board of the General Partner. The committee has retained independent advisors and has been engaged in evaluating the possible acquisition.

    Historically, substantially all of the Company's real estate assets leased to others have been net leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore the Company is not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties.

    By the end of the year 2005, net leases representing approximately 22% of the Company's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2007, net leases representing approximately 35% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single corporate tenants, it may be difficult and time-consuming to re-let or sell those properties that existing tenants decline to re-let or purchase, and therefore the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

    Earnings from land, house and condominium operations have decreased significantly, in 2003, due to a decline in inventory of completed units available for sale. This trend is expected to continue as land inventory is depleted and cannot be replenished cost effectively.

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

    The Company is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately thirty-three updates are expected to be completed in 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

    Gross revenues decreased by $14,164,000 or 18.06%, during the three months ended March 31, 2003 as compared to the same period in 2002. This decrease reflects decreases of $14,269,000 in land, house and condominium sales, $2,413,000 in equity in earnings of GB Holdings, Inc., $1,544,000 in interest income on U.S. Government and Agency Obligations and other investments and $506,000 in financing lease income partially offset by increases of $3,491,000 in hotel and casino operating income, $615,000 in rental income, $395,000 in hotel and resort operating income and $67,000 in dividend and other income. The decrease in land, house and condominium sales is primarily due to a decrease in the number of units sold, as approved land inventory has been depleted by sales. The decrease in equity in earnings of GB Holdings, Inc. is due to decreased casino revenue primarily attributable to a reduction in the number of table games as new slot machines were added in 2002 as well as the inclement weather in Atlantic City, NJ in 2003 (including blizzard conditions during Presidents' Day weekend) and a gaming loss of $1 million to a high-end patron which was partially offset by decreased casino expenses. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to a decline in interest rates on U.S. Agency obligations as higher rate bonds were called in 2002. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in gaming, hotel and food and beverage revenues and a decrease in promotional allowances. Gaming revenues increased due to an increased hold percentage. The average daily rate ('ADR') decreased $4 to $46 and percentage occupancy increased approximately 4% to 90.1%. The increase in rental income is primarily attributable to a property acquisition and reclassifications of financing leases to operating leases. The increase in hotel and resort operating income is primarily attributable to increased membership dues at the New Seabury resort and Florida golf course.

    Expenses decreased by $7,080,000, or 11.6%, during the three months ended March 31, 2003 as compared to the same period in 2002. This decrease reflects decreases of $9,726,000 in the cost of land, house and condominium sales and, $879,000 in interest expense partially offset by increases of $2,459,000 in hotel and casino operating expenses, $698,000 in depreciation and amortization, $344,000 in rental property expenses $12,000 in hotel and resort operating expenses and $12,000 in general and administrative expenses. The decrease in the cost of land, house and condominium sales is due to decreased sales as discussed above. Costs as a percentage of sales increased from 72% in 2002 to 84% in 2003 primarily due to lower margin sales in 2003. The decrease in interest expense is primarily due to repayment of debt to affiliates in May of 2002 in connection with the Sands repurchase obligation. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales declined from 85% in 2002 to 84% in 2003 as hotel and casino revenues increased at a greater rate than hotel and casino expenses. The increase in depreciation expense is primarily attributable to an increase in rental real estate and resort properties. The increase in rental property expenses is primarily due to expenses of the New Seabury development litigation.

    Earnings from land, house and condominium operations decreased in the first quarter of 2003 compared to the first quarter of 2002 due to a decline in inventory of completed units available for sale. Based on current information, sales will decline significantly during the rest of 2003 as compared to 2002. The decrease in land inventory in approved sub-divisions is expected to negatively impact earnings from this business segment.

    Earnings from hotel, casino and resort properties are expected to be constrained by recessionary pressures, international tensions and competition.

    Operating income decreased during the three months ended March 31, 2003 by $7,084,000 as compared to the same period in 2002 as detailed above.

    Gain on property transactions decreased by $501,000 during the three months ended March 31, 2003 as compared to the same period in 2002 due to the size and number of transactions.

    A provision for loss on real estate of $200,000 was recorded in the three months ended March 31, 2003. There was no such provision in the comparable period of 2002.

    A write-down of marketable equity securities available for sale of $961,000 was recorded in the three months ended March 31, 2003. There was no such write-down in the comparable period of 2002.

    Minority interest in the net earnings of Stratosphere Corporation was $407,000 during the three months ended March 31, 2002. As a result of the acquisition of the minority interest in December 2002, there will be no minority interest in Stratosphere in 2003 and thereafter.

    Net earnings for the three months ended March 31, 2003 decreased by $8,339,000 as compared to the three months ended March 31, 2002 primarily due to decreased earnings from land, house and condominium operations ($4.5 million), decreased equity in earnings of GB Holdings, Inc. ($2.4 million) and a write-down of equity securities available for sale ($1.0 million).

CAPITAL RESOURCES AND LIQUIDITY

    Cash provided by operating activities was $21.6 million for the three months ended March 31, 2003 as compared to $28.3 million in the comparable period of 2002. This decrease resulted primarily from a decrease in the land, house and condominium operations ($12.9 million) partially offset by an increase in cash flow from hotel and casino operations ($5.2 million) and an increase in cash flow from the other operations ($1.0 million). The Company expects the decrease in land inventory in approved sub-divisions to negatively impact cash flow from land, house and condominium operations.

    The following table reflects the Company's contractual cash obligations due over the indicated periods and when they come due (in $millions):

                                               LESS THAN    1-3     4-5     AFTER
                                                1 YEAR     YEARS   YEARS   5 YEARS    TOTAL
                                                ------     -----   -----   -------    -----
Mortgages payable............................    $ 7.9     $23.9   $76.7    $61.3     $169.8
Mezzanine loan commitments...................     20.0      --      --       --         20.0
Construction and development obligations.....     16.0      --      --       --         16.0
                                                 -----     -----   -----    -----     ------
    Total....................................    $43.9     $23.9   $76.7    $61.3     $205.8
                                                 -----     -----   -----    -----     ------
                                                 -----     -----   -----    -----     ------

    In 2003, seventeen leases covering seventeen properties and representing approximately $2.2 million in annual rentals are scheduled to expire. Twelve leases originally representing $1.6 million in annual rental income were renewed for $1,388,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of $613,000 were not renewed and are currently being marketed for sale or lease.

    On March 31, 2003, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2003. The Company believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, the Company noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures and cash reserves for Partnership contingencies including environmental matters and scheduled lease expirations. By the end of the year 2005, net leases representing approximately 22% of the Company's net annual rentals will be due for renewal, and by the end of the year 2007, 35% of such rentals will be due for renewal. Another factor that the Company took into consideration was that net leases representing approximately 26% of the Company's annual rentals are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

    The types of investments the Company is pursuing, including assets that may not be readily financeable or generating positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require the Company to maintain a strong capital base in order to own, develop and reposition these assets.

    Sales proceeds from the sale or disposal of portfolio properties totaled approximately $3.3 million in the three months ended March 31, 2003. During the comparable period of 2002, sales proceeds totaled approximately $5.6 million. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

    Capital expenditures for real estate, and hotel, casino and resort operations were approximately $1.2 million during the three months ended
March 31, 2003 and 2002. In 2003, capital expenditures are currently expected to be approximately $10 million.

    During the three months ended March 31, 2003 and 2002, approximately $2.0 million of mortgage principal payments were repaid.

    A committee of the Board of Directors of the General Partner is in advanced discussions concerning the possible acquisition by the Company of interests in National Energy Group, Inc. and related companies from entities owned by Carl C. Icahn, the Chairman of the Board of the General Partner. The committee has retained independent advisors and has been engaged in evaluating the possible acquisition.

    The Company may possibly consider making tender offers for real estate operating companies and real estate limited partnership units. The Company may also consider indirect investments in real estate by making loans secured by ownership interests of certain real properties.

    To further its investment objectives, the Company may consider the acquisition or seek effective control of other land development companies and other real estate operating companies which may have a significant inventory of quality assets under development. This may enhance its ability to further diversify its portfolio of properties and gain access to additional operating and development capabilities.

    The Company's cash and cash equivalents and investment in U.S. Government and Agency obligations decreased by $7.8 million during the three months ended March 31, 2003, primarily due to mezzanine loan advances ($31.0 million) partially offset by net cash flow from operations ($21.6 million) and miscellaneous other items ($1.6 million).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    a. In January 2002, the Cape Cod Commission (the 'Commission') a regional planning body created in 1989, concluded that the Company's New Seabury development is within its jurisdiction (the 'Administrative Decision'). It is the Company's position that the proposed residential and commercial development is allowed under a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction.

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

    b. Tiffiny Decorating Company ('Tiffiny'), a subcontractor to Great Western Drywall ('Great Western'), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (Stratosphere Corporation, Stratosphere Development, LLC and American Real Estate Holding Limited Partnership are herein collectively referred to as the 'Stratosphere Parties'), Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada, has been consolidated with the case brought by Tiffiny.

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

    The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059 (of which $195,953 and $371,873 were disbursed to Tiffiny and Great Western, respectively) is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

    c. In addition, in the ordinary course of business, the Company is party to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERICAN REAL ESTATE PARTNERS, L.P.

                                          By: American Property Investors, Inc.

                                                  /s/ John P. Saldarelli
                                           .....................................
                                            TREASURER, CHIEF FINANCIAL OFFICER
                                             AND PRINCIPAL ACCOUNTING OFFICER

Date: May 14, 2003

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

    I, Albo J. Antenucci, Jr., President and Chief Executive Officer (Principal Executive Officer) of American Property Investors, Inc., the General Partner of American Real Estate Partners, L.P. (the 'Registrant'), certify that to the best of my knowledge, based upon a review of the American Real Estate Partners, L.P. Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the 'Report'):

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

Date: May 14, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    I, John P. Saldarelli, Treasurer and Chief Financial Officer (Principal Financial Officer) of American Property Investors, Inc., the General Partner of American Real Estate Partners, L.P. (the 'Registrant'), certify that to the best of my knowledge, based upon a review of the American Real Estate Partners, L.P. Quarterly Report on Form 10-Q for the period ended March 31, 2003 of the Registrant (the 'Report'):

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

Date: May 14, 2003

                       FORM OF SARBANES-OXLEY ACT OF 2002
                          SECTION 302(a) CERTIFICATION

I, Albo J. Antenucci, Jr. certify that:

    1. I have reviewed the quarterly report on Form 10-Q of American Real Estate Partners, L.P. (the 'Registrant') for the period ended March 31, 2003 (the 'Report');

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

Date: May 14, 2003                                          /s/ ALBO J. ANTENUCCI, JR.
                                                   ............................................
                                                              ALBO J. ANTENUCCI, JR
                                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER OF
                                                        AMERICAN PROPERTY INVESTORS, INC.,
                                                              THE GENERAL PARTNER OF
                                                       AMERICAN REAL ESTATE PARTNERS, L.P.

                       FORM OF SARBANES-OXLEY ACT OF 2002
                          SECTION 302(a) CERTIFICATION

I, John P. Saldarelli, certify that:

    1. I have reviewed the quarterly report on Form 10-Q of American Real Estate Partners, L.P. (the 'Registrant') for the period ended March 31, 2003 (the 'Report');

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

Date: May 14, 2003                                            /s/ JOHN P. SALDARELLI
                                                   ............................................
                                                                JOHN P. SALDARELLI
                                                     TREASURER AND CHIEF FINANCIAL OFFICER OF
                                                        AMERICAN PROPERTY INVESTORS, INC.,
                                                              THE GENERAL PARTNER OF
                                                       AMERICAN REAL ESTATE PARTNERS, L.P.