Form 10-Q
period 2003-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2003-08-14
CIK 813762

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Based upon the closing price of the Depositary Units on June 30, 2003, as reported on the New York Stock Exchange composite tape (as reported by the Wall Street Journal), the aggregate market value of American Real Estate Partners, L.P. Depositary Units held by non-affiliates as of such date was $78,614,810.

--------------------------------------------------------------------------------

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    June 30, 2003 and December 31, 2002.....................      2

    Consolidated Statements of Operations
    Three Months Ended June 30, 2003 and 2002...............      3

    Consolidated Statements of Operations
    Six Months Ended June 30, 2003 and 2002.................      4

    Consolidated Statements of Changes In Partners' Equity
     and Comprehensive Income Six Months Ended June 30,
     2003...................................................      5

    Consolidated Statements of Cash Flows Six Months Ended
     June 30, 2003 and 2002.................................      6

    Notes to Consolidated Financial Statements..............      8

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...     15

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISKS....................................     21

    ITEM 4. CONTROLS AND PROCEDURES.........................     22

PART II. OTHER INFORMATION..................................     23

    Item 1. Legal Proceedings...............................     23

    Item 6. Exhibits and Reports on Form 8-K................     24

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q JUNE 30, 2003

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2003          2002
                                                                 ----          ----
                                                                     (IN $000'S)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method................  $  148,520    $  155,458
    Accounted for under the operating method, net of
      accumulated depreciation..............................     203,116       204,242
Investment in U.S. Government and Agency obligations........     352,529       336,051
Note receivable due from affiliate..........................     250,000       250,000
Cash and cash equivalents...................................      61,905        51,394
Marketable equity and debt securities.......................      29,446        26,728
Mortgages and notes receivable..............................      64,505        56,216
Equity interest in GB Holdings, Inc.........................      35,587        37,280
Hotel, casino and resort operating properties net of
  accumulated depreciation:
    Stratosphere Corporation hotel and casino...............     167,342       171,430
    Hotel and resort........................................      43,284        44,346
Land and construction-in-progress...........................      40,271        40,415
Receivables and other assets................................      44,746        48,111
                                                              ----------    ----------
        Total...............................................  $1,441,251    $1,421,671
                                                              ----------    ----------
                                                              ----------    ----------

              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable...........................................  $  184,543    $  171,848
Accounts payable, accrued expenses and other liabilities....      44,905        46,657
                                                              ----------    ----------
                                                                 229,448       218,505
                                                              ----------    ----------
Commitments and contingencies (Notes 2 and 3)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,900,000
      authorized; 9,797,511 and 9,330,963 issued and
      outstanding as of June 30, 2003 and Dec. 31, 2002.....      99,199        96,808
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................   1,077,931     1,071,857
General partner.............................................      46,594        46,422
Treasury units at cost:
    1,137,200 depositary units..............................     (11,921)      (11,921)
                                                              ----------    ----------
Partners' Equity............................................   1,211,803     1,203,166
                                                              ----------    ----------
        Total...............................................  $1,441,251    $1,421,671
                                                              ----------    ----------
                                                              ----------    ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q JUNE 30, 2003
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                   2003             2002
                                                                   ----             ----
                                                                   (IN $000'S EXCEPT PER
                                                                         UNIT DATA)
Revenues:
   Hotel and casino operating income........................      $   40,714       $   38,850
   Land, house and condominium sales........................           1,551           15,331
   Interest income on financing leases......................           3,341            3,802
   Interest income on U.S. Government and Agency obligations
    and other investments...................................           3,818           13,056
   Rental income............................................           7,529            6,624
   Hotel and resort operating income........................           5,421            5,330
   Dividend and other income................................             818              924
   Equity in earnings of GB Holdings, Inc...................             644              301
                                                                  ----------       ----------
                                                                      63,836           84,218
                                                                  ----------       ----------
Expenses:
   Hotel and casino operating expenses......................          35,019           33,050
   Cost of land, house and condominium sales................             898           10,840
   Hotel and resort operating expenses......................           3,873            4,171
   Interest expense.........................................           3,327            3,533
   Depreciation and amortization............................           5,239            5,178
   General and administrative expenses......................           1,577            1,857
   Rental property expenses.................................           1,809            2,082
                                                                  ----------       ----------
                                                                      51,742           60,711
                                                                  ----------       ----------

Operating income............................................          12,094           23,507
Other gains and (losses):
   Provision for loss on real estate........................           --                (926)
   Write-down of equity securities available for sale.......           --              (8,476)
   Write-down of mortgages and notes receivable.............         (18,798)           --
   Loss on sales and disposition of real estate.............            (272)           --
   Minority interest in net earnings of Stratosphere
    Corporation.............................................           --                (589)
                                                                  ----------       ----------
Income (loss) from continuing operations....................          (6,976)          13,516
                                                                  ----------       ----------
Discontinued operations:
   Income from discontinued operations......................             103              140
   Gain on sales and disposition of real estate.............           1,924            --
                                                                  ----------       ----------
Income from discontinued operations.........................           2,027              140
                                                                  ----------       ----------
Net earnings (loss).........................................      $   (4,949)      $   13,656
                                                                  ----------       ----------
                                                                  ----------       ----------
Net earnings (loss) attributable to (Note 11):
   Limited partners.........................................      $   (4,851)      $   13,384
   General partner..........................................             (98)             272
                                                                  ----------       ----------
                                                                  $   (4,949)      $   13,656
                                                                  ----------       ----------
                                                                  ----------       ----------
Net earnings (loss) per limited partnership unit:
   Basic earnings (loss):
      Income (loss) from continuing operations..............      $    (0.17)      $     0.26
      Income from discontinued operations...................            0.04             0.01
                                                                  ----------       ----------
   Basic earnings (loss) per LP unit........................      $    (0.13)      $     0.27
                                                                  ----------       ----------
                                                                  ----------       ----------

Weighted average limited partnership units outstanding......      46,098,284       46,098,284
                                                                  ----------       ----------
                                                                  ----------       ----------

   Diluted earnings (loss):
      Income (loss) from continuing operations..............      $    (0.17)      $     0.24
      Income from discontinued operations...................            0.04             0.00
                                                                  ----------       ----------
   Diluted earnings (loss) per LP unit......................      $    (0.13)      $     0.24
                                                                  ----------       ----------
                                                                  ----------       ----------

Weighted average limited partnership units and equivalent
 partnership units outstanding..............................      46,098,284       55,794,494
                                                                  ----------       ----------
                                                                  ----------       ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q JUNE 30, 2003
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  ----------------------
                                                                    2003          2002
                                                                    ----          ----
                                                                  (IN $000'S EXCEPT PER
                                                                        UNIT DATA)
Revenues:
   Hotel and casino operating income........................      $    81,356   $    76,001
   Land, house and condominium sales........................            6,411        34,460
   Interest income on financing leases......................            6,759         7,726
   Interest income on U.S. Government and Agency obligations
    and other investments...................................            8,378        19,174
   Rental income............................................           15,020        13,499
   Hotel and resort operating income........................            8,670         8,184
   Dividend and other income................................            1,710         1,749
   Equity in (losses) earnings of GB Holdings, Inc..........             (213)        1,857
                                                                  -----------   -----------
                                                                      128,091       162,650
                                                                  -----------   -----------
Expenses:
   Hotel and casino operating expenses......................           69,115        64,701
   Cost of land, house and condominium sales................            5,001        24,669
   Hotel and resort operating expenses......................            6,998         7,284
   Interest expense.........................................            6,590         7,675
   Depreciation and amortization............................           10,872        10,112
   General and administrative expenses......................            3,237         3,505
   Rental property expenses.................................            3,678         3,607
                                                                  -----------   -----------
                                                                      105,491       121,553
                                                                  -----------   -----------

Operating income............................................           22,600        41,097
Other gains and (losses):
   Provision for loss on real estate........................             (200)         (926)
   Write-down of equity securities available for sale.......             (961)       (8,476)
   Write-down of mortgages and notes receivable.............          (18,798)        --
   Gain on sales and disposition of real estate.............              866         1,639
   Minority interest in net earnings of Stratosphere
    Corporation.............................................            --             (996)
                                                                  -----------   -----------
Income from continuing operations...........................            3,507        32,338
                                                                  -----------   -----------
Discontinued operations:
   Income from discontinued operations......................              103           140
   Gain on sales and disposition of real estate.............            1,924         --
                                                                  -----------   -----------
Income from discontinued operations.........................            2,027           140
                                                                  -----------   -----------
Net earnings................................................      $     5,534   $    32,478
                                                                  -----------   -----------
                                                                  -----------   -----------
Net earnings attributable to (Note 11):
   Limited partners.........................................      $     5,424   $    31,832
   General partner..........................................              110           646
                                                                  -----------   -----------
                                                                  $     5,534   $    32,478
                                                                  -----------   -----------
                                                                  -----------   -----------
Net earnings per limited partnership unit:
   Basic earnings:
      Income from continuing operations.....................      $      0.02   $      0.64
      Income from discontinued operations...................             0.04          0.00
                                                                  -----------   -----------
   Basic earnings per LP unit...............................      $      0.06   $      0.64
                                                                  -----------   -----------
                                                                  -----------   -----------

Weighted average limited partnership units outstanding......       46,098,284    46,098,284
                                                                  -----------   -----------
                                                                  -----------   -----------

   Diluted earnings:
      Income from continuing operations.....................      $      0.02   $      0.57
      Income from discontinued operations...................             0.04          0.00
                                                                  -----------   -----------
   Diluted earnings per LP unit.............................      $      0.06   $      0.57
                                                                  -----------   -----------
                                                                  -----------   -----------

Weighted average limited partnership units and equivalent
 partnership units outstanding..............................       46,098,284    56,085,943
                                                                  -----------   -----------
                                                                  -----------   -----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q JUNE 30, 2003
                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
                   SIX MONTHS ENDED JUNE 30, 2003 (IN 000'S)
                                  (UNAUDITED)

                                               LIMITED PARTNERS' EQUITY
                                    GENERAL    ------------------------   HELD IN TREASURY      TOTAL
                                   PARTNER'S   DEPOSITARY    PREFERRED    -----------------   PARTNERS'
                                    EQUITY        UNITS        UNITS      AMOUNTS    UNITS      EQUITY
                                    ------        -----        -----      -------    -----      ------
Balance, December 31, 2002.......   $46,422    $1,071,857     $96,808     $(11,921)   1,137   $1,203,166
Comprehensive income:
    Net earnings.................       110         5,424       --           --        --          5,534
    Reversal of unrealized losses
      on securities available for
      sale.......................        15           746       --           --        --            761
    Net unrealized gains on
      securities available for
      sale.......................        47         2,295       --           --        --          2,342
                                    -------    ----------     -------     --------   ------   ----------
Comprehensive income.............       172         8,465       --           --        --          8,637
Pay-in-kind distribution.........     --           (2,391)      2,391        --        --         --
                                    -------    ----------     -------     --------   ------   ----------
Balance, June 30, 2003...........   $46,594    $1,077,931     $99,199     $(11,921)   1,137   $1,211,803
                                    -------    ----------     -------     --------   ------   ----------
                                    -------    ----------     -------     --------   ------   ----------

    Accumulated other comprehensive income at June 30, 2003 was $2,861.

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q JUNE 30, 2003
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
                                                                  (IN $000'S)
Cash flows from operating activities:
    Income from continuing operations.......................  $  3,507   $ 32,338
    Adjustments to reconcile income from continuing
      operations to net cash provided by continuing
      operations:
        Depreciation and amortization.......................    10,872     10,112
        Gain on sales and disposition of real estate........      (866)    (1,639)
        Provision for loss on real estate...................       200        926
        Write-down of equity securities available for
          sale..............................................       961      8,476
        Write-down of mortgages and notes receivable........    18,798      --
        Minority interest in net earnings of Stratosphere
          Corporation.......................................     --           996
        Equity in losses (earnings) of GB Holdings, Inc.....       213     (1,857)
        Changes in operating assets and liabilities:
            Decrease in land and construction-in progress...       146      6,475
            Increase in accounts payable, accrued expenses
              and other liabilities.........................     5,288      8,041
            Decrease (increase) in receivables and other
              assets........................................       515     (3,484)
                                                              --------   --------
                Net cash provided by continuing
                  operations................................    39,634     60,384
                                                              --------   --------
    Income from discontinued operations.....................     2,027        140
        Depreciation and amortization.......................        21      --
        Gain on sales and disposition of real estate........    (1,924)     --
                                                              --------   --------
                Net cash provided by discontinued
                  operations................................       124        140
                                                              --------   --------
                Net cash provided by operating activities...    39,758     60,524
                                                              --------   --------
Cash flows from investing activities:
    (Increase) decrease in mortgages and notes receivable...   (30,909)     2,399
    Net proceeds from sales and disposition of real
      estate................................................     3,259      5,554
    Principal payments received on leases accounted for
      under the financing method............................     2,737      3,167
    Additions to hotel, casino and resort operating
      property..............................................    (3,496)    (1,720)
    Additions to rental real estate.........................      (281)      (247)
    Increase in investment in U.S. Government and Agency
      Obligations...........................................   (16,717)    (5,184)
    Increase in marketable equity and debt securities.......     --        (1,904)
    Decrease in due to affiliate............................     --       (69,080)
    Other...................................................       (53)      (403)
                                                              --------   --------
                Net cash used in continuing operations......   (45,460)   (67,418)
                                                              --------   --------
    Cash flows from discontinued operations:
        Net proceeds from sales and disposition of real
          estate............................................     3,518      --
                                                              --------   --------
                Net cash used in investing activities.......   (41,942)   (67,418)
                                                              --------   --------
Cash flows from financing activities:
    Debt:
        Proceeds from mortgages payable.....................    20,000      --
        Payments on mortgages payable.......................    (3,837)      (167)
        Periodic principal payments.........................    (3,468)    (3,593)
                                                              --------   --------
                Net cash provided by (used in) financing
                  activities................................    12,695     (3,760)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........    10,511    (10,654)
Cash and cash equivalents -- beginning of period............    51,394     61,015
                                                              --------   --------
Cash and cash equivalents -- end of period..................  $ 61,905   $ 50,361
                                                              --------   --------
                                                              --------   --------

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q JUNE 30, 2003
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
                                                                  (IN $000'S)
Supplemental information:
    Cash payments for interest..............................  $  6,267   $  7,406
                                                              --------   --------
                                                              --------   --------
Supplemental schedule of noncash investing and financing
  activities:
    Reclassification of real estate to operating lease......  $  2,158   $  --
    Reclassification of real estate from financing lease....    (2,158)     --
    Reclassification from marketable equity and debt
      securities............................................     --       (19,804)
    Reclassification from receivables and other assets......    (1,631)     --
    Reclassification to mortgages and notes receivable......     1,631     19,804
    Decrease in mortgages and notes receivable..............    (3,453)     --
    Decrease in deferred income.............................     2,565      --
    Increase in real estate accounted for under the
      operating method......................................       888      --
                                                              --------   --------
                                                              $  --      $  --
                                                              --------   --------
                                                              --------   --------
Net unrealized gains (losses) on securities available for
  sale......................................................  $  2,342   $   (447)
                                                              --------   --------
                                                              --------   --------
Increase in equity and debt securities......................  $    600   $    600
                                                              --------   --------
                                                              --------   --------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q JUNE 30, 2003
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

    The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2. RELATED PARTY TRANSACTIONS

    a. In May 2003, the Company entered into an agreement to acquire certain debt and equity securities of National Energy Group, Inc. ('NEG') and a 100% interest in an entity owning part of such debt and equity securities from entities affiliated with and indirectly wholly-owned by Carl C. Icahn ('Icahn'), the Chairman of the Board of the General Partner. NEG owns an interest in entities primarily involved in owning and operating oil and gas properties and manages the oil and gas operations of such entities.

    The aggregate consideration to be paid will be approximately $148 million, plus unpaid but accrued interest on the debt securities through closing. Upon closing this transaction, the Company will beneficially own in excess of 50% of the issued and outstanding common stock of NEG and 100% of its outstanding
10 3/4% Senior Notes, due November 1, 2006, in the aggregate principal amount of $148,637,000. The closing of the transaction is subject to certain conditions, including, among other things, the approval of the shareholders of NEG of certain amendments to its certificate of incorporation and subsequent action by NEG's board of directors pursuant to such amendments. There is no assurance that this transaction will be consummated.

    The agreement was reviewed and approved by the Audit Committee of the Board of Directors of the General Partner (the 'Audit Committee'). Prior to approving the agreement, the Audit Committee was advised by its independent financial advisor and legal counsel.

    b. The Company is a party to a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee. For the three and six months ended June 30, 2003 the Company paid rent of approximately $40,000 and $77,000, respectively and for the three and six months ended June 30, 2002 the Company paid rent of approximately $38,000 and $74,000, respectively.

    c. Stratosphere Corporation ('Stratosphere'), a wholly-owned subsidiary, received approximately $748,000 and $1,327,000 from affiliates of the General Partner as reimbursement for administrative services performed by Stratosphere personnel during the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, Stratosphere received approximately $400,000 and $876,000, respectively.

    d. As of August 1, 2003 affiliates of Icahn owned 8,477,139 Preferred Units and 39,706,836 Depositary Units.

    e. See Note 4 regarding Note Receivable -- Affiliate.

3. COMMITMENTS AND CONTINGENCIES

    a. In January 2002, the Cape Cod Commission (the 'Commission'), a Massachusetts regional planning body created in 1989, concluded that the Company's New Seabury development proposal is within its jurisdiction for review and approval (the 'Administrative Decision'). It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property.

    In February 2002, New Seabury Properties LLC ('New Seabury'), the Company's subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the Administrative Decision by the Commission and a separate complaint to find the Commission in contempt of the 1993 settlement agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment which are currently pending before the Court.

    Also, in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction. New Seabury may seek to amend the pending proceedings to incorporate an appeal from the July 2003 administrative decision. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

    The carrying value of New Seabury's development assets at June 30, 2003 is approximately $8.8 million.

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

    The initial complaint brought by Tiffiny asserts that Tiffiny performed certain construction services at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of $521,562 against Great Western, the Stratosphere Parties, and the other defendants, which the Stratosphere Parties contend has been paid to Great Western for payment to Tiffiny.

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

    d. In January 2002, Kmart Corp. ('Kmart'), a tenant leasing seven properties owned by the Company which represented approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases were rejected representing approximately $713,000 in annual rents. Three of the rejected properties are being held for sale. The Company previously recorded a provision for loss on real estate of approximately $1.9 million, on the four properties whose leases were rejected, in the year ended December 31, 2001. In April 2003, one of the leases representing approximately $242,000 in annual rentals was assumed by Kmart and assigned to Home Depot, who purchased the property for $3.2 million in June 2003. A gain of approximately $1.7 million was recorded in 'Income from discontinued operations' in the three and six months ended June 30, 2003. Kmart emerged from bankruptcy in May 2003 and affirmed the two remaining leases representing approximately $418,000 in annual rentals.

4. NOTE RECEIVABLE -- AFFILIATE

    On December 27, 2001, the Company entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which the Company made a $250 million loan to Mr. Icahn. The agreement provides for maintenance of collateral for the loan comprised of $250 million in aggregate market value of the Company's depositary and preferred units and $250 million (in book value) of shares of a private company owned by Mr. Icahn. Adjustments to the number of pledged securities are made periodically in accordance with the terms of the respective pledge agreements. Subject to such adjustments, at June 30, 2003 the loan was secured by securities consisting of (i) approximately $345 million aggregate market value at June 30, 2003 of the Company's units owned by affiliates of Mr. Icahn (approximately 21.1 million depositary units and 8.5 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own the Company's units. The loan is due on or before December 27, 2003 and by law may not be renewed or extended. The loan bears interest at a per annum rate equal to the greater of (i) 3.9% or (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rate during the three months ended March 31, 2003 and June 30, 2003 was 3.9%. The applicable rates were 3.9% and 4.03% for the three months ended March 31, 2002 and June 30, 2002, respectively. The loan must be prepaid in an amount of up to $125 million to the extent that the Company requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. The Company entered into this transaction to earn interest income on a secured investment. In the event of a loan default, the Company would at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. Interest income of approximately $2.5 million and $4.9 million was recorded on this loan in the three months and six months ended June 30, 2003, respectively, and also in the three and six months ended June 30, 2002, respectively, and is included in 'Interest income on U.S. Government and Agency obligations and other investments' in the Consolidated Statements of Operations. Interest is payable semi-annually and has been paid through June 30, 2003. The terms of this transaction were reviewed and approved by the Audit Committee.

5. HOTEL, CASINO AND RESORT OPERATING PROPERTIES

    a. Stratosphere Hotel and Casino

    The Company owns 100% of Stratosphere and consolidates Stratosphere in its financial statements.

    Stratosphere owns and operates the Stratosphere Casino, Hotel & Tower, located in Las Vegas, Nevada, which is centered around the Stratosphere Tower (the 'Tower'), the tallest free-standing observation tower in the United States.

    Stratosphere operates, among other things, the Tower, a hotel with 2,444 rooms and suites, a 97,000 square foot casino featuring 1,474 slot machines, 48 table games, a race and sports book, a keno lounge, a 160,000 square foot second level containing a retail center of 46 shops and a 650-seat Broadway

Showroom, a 3,600-seat Outdoor Events Center, a 120-seat entertainment lounge and parking for approximately 4,000 cars. The hotel has seven themed restaurants and a New York style delicatessen.

    Stratosphere's operations for the three and six months ended June 30, 2003 and 2002 have been included in 'Hotel and casino operating income and expenses' in the Consolidated Statements of Operations. Hotel and casino operating expenses include all expenses except for approximately $2,858,000 and $6,246,000 of depreciation and amortization for the three and six months ended June 30, 2003, respectively and $3,319,000 and $6,636,000 for the three and six months ended June 30, 2002, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Operations.

    b. Hotel and Resort Operating Properties

    Hotel and resort operations for the three and six months ended June 30, 2003 and 2002 have been included in 'Hotel and resort operating income and expenses' in the Consolidated Statements of Operations. Hotel and resort operating expenses include all expenses except for approximately $630,000 and $1,372,000 of depreciation and amortization for the three and six months ended June 30, 2003, respectively and $552,000 and $921,000 of depreciation and amortization for the three and six months ended June 30, 2002, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Operations.

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

    'Equity in earnings (losses) of GB Holdings, Inc.' of $644,000 and ($213,000) have been recorded in the Consolidated Statements of Operations for the three and six months ended June 30, 2003, respectively. 'Equity in earnings of GB Holdings, Inc.' were $301,000 and $1,857,000 for the three and six months ended June 30, 2002, respectively.

    In July 2003, GBH announced that its Board of Directors, acting through a special committee, approved an exchange offer for the Sands debt. The proposed transaction is subject to the consent of the holders of a majority in principal amount of the existing notes, the approval of stockholders owning a majority of the common stock of GBH, the effectiveness of required filings under applicable securities laws and the receipt of all required governmental and third party approvals. Mr. Icahn and his affiliated companies hold in excess of 77% of the GBH stock and 58% of the existing debt, of which the Company owns approximately 36% of the common stock and 24% of the debt. The Company and Mr. Icahn intend to support the proposed transaction. A wholly-owned subsidiary of GBH currently has outstanding $110 million in secured notes due in September 2005, which bear interest at 11% per annum.

    The proposed transaction would involve the following:

     An amendment to the existing note indenture to remove certain provisions and covenants and release the liens on the Sands assets; thereby allowing the transfer of these assets and those now held at GBH to a wholly-owned subsidiary of GBH ('Newco').

     The solicitation of an exchange of the existing notes for new notes due September 2008, which will bear interest at 3% per annum payable at maturity.

     The payment of $100 per $1,000 in principal amount of the existing notes exchanged.

     The holders of a majority of the new notes will have an option to convert into 72.5% of the Newco stock if all of the existing notes participate in the exchange.

     The distribution to the GBH common stockholders of warrants (following the occurrence of certain events) for 27.5% of the common stock of Newco (on a fully diluted basis).

    This transaction is not expected to have a significant impact on the Company's consolidated financial statements.

7. MARKETABLE EQUITY AND DEBT SECURITIES

    The Company owns equity and debt securities of Philip Services Corporation. ('Philip'). In June 2003, Philip announced that it and most of its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code.

    In the first quarter of 2003, management of the Company determined to write-off the balance of its investment in the Philip common stock by a charge to earnings of approximately $961,000; of this amount $761,000 was previously charged to other comprehensive income in 2002, which was reversed in 2003, and included in the $961,000 charge to earnings.

8. MORTGAGES AND NOTES RECEIVABLE

    a. The Company owns Philip Term and Payment-in-kind ('PIK') notes (the 'Notes') in the principal amount of approximately $32.7 million; the cost basis of the Notes was approximately $22.1 million. As previously mentioned, Philip filed for bankruptcy protection in June 2003. Management of the Company reviewed Philip's financial statements, bankruptcy documents and the prices of recent purchases and sales of the Notes and determined this investment to be impaired. Based upon this review, management concluded the fair value of the Notes to be approximately $3.3 million; therefore, the Company recorded a write-down of approximately $18.8 million by a charge to earnings in the three and six months ended June 30, 2003.

    b. The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company's mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans, prior to construction completion, pending the achievement of certain pre-sales levels or receipt of principal and interest payments. Upon construction completion, anticipated in the second half of 2003, the Company will review the status of each loan to determine whether or not recognition of interest income in the financial statements is appropriate. At June 30, 2003, the Company had funded three mezzanine loans in the principal amount of approximately $54.2 million (of which approximately $31 million was funded in the six months ended June 30, 2003) and had deferred approximately $10 million of accrued interest income for financial statement purposes.

9. MORTGAGES PAYABLE

    a. On May 16, 2003, the Company executed a mortgage note secured by a distribution facility located in Windsor Locks, Connecticut and obtained funding in the principal amount of $20 million. The loan bears interest at 5.63% per annum and matures on June 1, 2013. Annual debt service is approximately $1,382,000 per annum based on a 30 year amortization schedule.

    b. The Company has engaged an investment banking firm to help it obtain financing on certain of its unencumbered properties. The amount of financing being sought is approximately $150 million; however, there can be no assurance that satisfactory terms will be obtained or funding completed.

10. PREFERRED UNITS

    Pursuant to the terms of the Preferred Units, on February 21, 2003, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2003 to holders of record as of March 14, 2003. A total of 466,548 additional Preferred Units were issued. At June 30, 2003, 9,797,511 Preferred Units are issued and outstanding.

    Effective July 1, 2003, the Company will adopt Statement of Financial Accounting Standards No. 150 (SFAS 150) 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'. Pursuant to SFAS 150 the Company's Preferred Units will be reclassified from 'Partners' Equity' to a liability account in the Consolidated Balance Sheets and the preferred pay-in-kind distribution will be recorded as 'Interest expense' in the Consolidated Statements of Operations. See Note 14.

11. EARNINGS PER SHARE

    Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

    Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units. The number of limited partnership units used in the calculation of diluted income per limited partnership unit did not increase in the three and six months ended June 30, 2003 as such increase would be anti-dilutive. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased as follows:
9,696,210 and 9,987,659 limited partnership units in the three and six months ended June 30, 2002, respectively, to reflect the effects of the potential conversion of preferred units.

12. COMPREHENSIVE INCOME

    The components of comprehensive income (loss) include net income and certain other amounts reported directly in the Consolidated Statements of Changes in Partners' Equity and Comprehensive Income.

    Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 is as follows (in $000's):

                                                                THREE MONTHS
                                                                    ENDED
                                                              -----------------
                                                              6/30/03   6/30/02
                                                              -------   -------
Net (loss) income...........................................  $(4,949)  $13,656
Reversal of unrealized losses on securities available for
  sale......................................................    --       12,065
Adjustment to reverse unrealized loss on investment
  securities reclassified to notes receivable...............    --        6,582
Net unrealized gains on securities available for sale.......    1,177     --
                                                              -------   -------
Comprehensive (loss) income.................................  $(3,772)  $32,303
                                                              -------   -------
                                                              -------   -------

                                                              SIX MONTHS ENDED
                                                              -----------------
                                                              6/30/03   6/30/02
                                                              -------   -------
Net income..................................................  $ 5,534   $32,478
Reversal of unrealized losses on securities available for
  sale......................................................      761    10,148
Adjustment to reverse unrealized loss on investment
  securities reclassified to notes receivable...............    --        6,582
Net unrealized gains on securities available for sale.......    2,342     --
                                                              -------   -------
Comprehensive income........................................  $ 8,637   $49,208
                                                              -------   -------
                                                              -------   -------

13. SEGMENT REPORTING

    The Company is currently engaged in five operating segments consisting of:
(i) rental real estate, (ii) hotel and resort operating properties, (iii) hotel and casino operating properties, (iv) land sales, house and condominium development, and (v) investment in securities including investment in other limited partnerships and marketable equity and debt securities. The Company's reportable segments offer different services and require different operating strategies and management expertise. There have been no material changes in segment assets since December 31, 2002.

    The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

    During 2003, the Company realigned the management of its hotel and casino investments. Previously, the Company's investment in GB Holdings, Inc. and the results of its operations were considered as part of the Company's 'other investments' segment. For the three and six months ended June 30, 2002, $301,000 and $1,857,000, respectively, representing the Company's equity in GB Holdings, Inc.'s net income for the periods, has been reclassified from other investments to hotel and casino operating income and earnings to conform to the 2003 presentation.

    The revenues and net earnings for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2003 and 2002 (in $000's):

                                                                 THREE MONTHS
                                                                     ENDED
                                                              -------------------
                                                              6/30/03    6/30/02
                                                              -------    -------
Revenues:
    Hotel and casino operating income.......................  $ 41,358   $ 39,151
    Land, house and condominium sales.......................     1,551     15,331
    Rental real estate......................................    10,870     10,426
    Hotel and resort operating income.......................     5,421      5,330
    Other investments.......................................     1,407      9,865
                                                              --------   --------
            Subtotal........................................    60,607     80,103
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......     3,229      4,115
                                                              --------   --------
            Total revenues..................................  $ 63,836   $ 84,218
                                                              --------   --------
                                                              --------   --------
Net earnings (loss):
    Segment earnings:
        Hotel and casino operating properties...............  $  6,339   $  6,101
        Land, house and condominium development.............       653      4,491
        Rental real estate..................................     9,061      8,344
        Hotel and resort operating properties...............     1,548      1,159
        Other investments...................................     1,407      9,865
                                                              --------   --------
            Total segment earnings..........................    19,008     29,960
Other expenses, net.........................................   (23,957)   (16,304)
General partner's share of net loss (income)................        98       (272)
                                                              --------   --------
            Net earnings (loss) -- limited partner
              unitholders...................................  $ (4,851)  $ 13,384
                                                              --------   --------
                                                              --------   --------

                                                                  SIX MONTHS
                                                                     ENDED
                                                              -------------------
                                                              6/30/03    6/30/02
                                                              -------    -------
Revenues:
    Hotel and casino operating income.......................  $ 81,143   $ 77,858
    Land, house and condominium sales.......................     6,411     34,460
    Rental real estate......................................    21,779     21,225
    Hotel and resort operating income.......................     8,670      8,184
    Other investments.......................................     3,305     11,656
                                                              --------   --------
            Subtotal........................................   121,308    153,383
Reconciling items -- primarily interest income on U.S.
Government obligations and the Icahn note receivable........     6,783      9,267
                                                              --------   --------
            Total revenues..................................  $128,091   $162,650
                                                              --------   --------
                                                              --------   --------

                                                  (table continued on next page)

(table continued from previous page)

                                                                  SIX MONTHS
                                                                     ENDED
                                                              -------------------
                                                              6/30/03    6/30/02
                                                              -------    -------
Net earnings:
    Segment earnings:
        Hotel and casino operating properties...............  $ 12,028   $ 13,157
        Land, house and condominium development.............     1,410      9,791
        Rental real estate..................................    18,101     17,618
        Hotel and resort operating properties...............     1,672        900
        Other investments...................................     3,305     11,656
                                                              --------   --------
            Total segment earnings..........................    36,516     53,122
Other expenses, net.........................................   (30,982)   (20,644)
General partner's share of net income.......................      (110)      (646)
                                                              --------   --------
            Net earnings-limited partner unitholders........  $  5,424   $ 31,832
                                                              --------   --------
                                                              --------   --------

14. NEW ACCOUNTING PRONOUNCEMENTS

    As of January 1, 2002 the Company has adopted the Statement of Financial Accounting Standards No. 144 (SFAS 144) 'Accounting for the Impairment or Disposal of Long-Lived Assets.' Under SFAS No. 144, the properties sold by the Company to third parties are considered to be discontinued operations. For the three and six months ended June 30, 2003 and 2002 the Company has reported discontinued operations in the Consolidated Statements of Operations for the properties disposed of to third parties, which excludes those grandfathered by the effective date of SFAS 144. The three and six months' results for the periods ended June 30, 2002 have been restated to conform to the 2003 presentation.

    In May 2003, the FASB issued SFAS 150 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. The Company will adopt SFAS 150 on July 1, 2003 and will reclassify its preferred units to a liability account. See Note 10.

    In January 2003, the FASB issued Interpretation No. 46, 'Consolidation of Variable Interest Entities, an interpretation of ARB No. 51' (FIN #46). This Interpretation addresses the consolidation by business enterprises of variable interest entities. The Company will adopt the provisions of FIN #46 as of July 1, 2003 and is currently evaluating the effects of this Interpretation on its financial statements.

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

    The Company believes that it will benefit from further diversification of its portfolio of assets. To accomplish its investment objectives, the Company may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of quality assets under development, as well as experienced personnel. Additionally, in selecting future real estate investments, the Company intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. The Company believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, land, assets in the gaming and entertainment industries, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and under-performing properties that may require active asset management and significant capital improvements.

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

    The Company has made investments in the gaming industry and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests, and the financing and investment in the movie production and distribution industry. Such investments may include acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to the Company. Stratosphere accounted for approximately 64% and 47% of the Company's revenues in the six months ended June 30, 2003 and 2002, respectively, and approximately 27% and 11% of the Company's operating income in the six months ended June 30, 2003 and 2002, respectively.

    The Company has approved an investment in the oil and gas industry and may consider additional energy related investments. In May 2003, the Company entered into an agreement to acquire certain debt and equity securities of National Energy Group, Inc. and a 100% interest in an entity owning part of such debt and equity securities from entities affiliated with and indirectly wholly-owned by Carl C. Icahn the Chairman of the Board of the General Partner. See Note 2 to the Consolidated Financial Statements.

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

    By the end of the year 2005, net leases representing approximately 21% of the Company's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2007, net leases representing approximately 34% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single corporate tenants, it may be difficult and time-consuming to re-let or sell those properties that existing tenants decline to re-let or purchase, and therefore the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

    Earnings from land, house and condominium operations have decreased significantly in 2003 due to a decline in inventory of completed units available for sale. This trend is expected to continue as land inventory is depleted and cannot be replenished cost effectively. The Company has three sub-divisions, including New Seabury, at varying stages of the municipal approval process, which, if successful, may mitigate the down-trend.

    The Partnership Agreement permits the Company to make non-real estate related acquisitions and to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate while remaining in the real estate business and continuing to pursue suitable investments for the Company in real estate and real estate related investments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

    Gross revenues decreased by $20,382,000 or 24.2%, during the three months ended June 30, 2003 as compared to the same period in 2002. This decrease reflects decreases of $13,780,000 in land, house and condominium sales, $9,238,000 in interest income on U.S. Government and Agency Obligations and other investments, $461,000 in financing lease income and $106,000 in dividend and other income partially offset by increases of $1,864,000 in hotel and casino operating income, $905,000 in rental income, $343,000 in equity in earnings of GB Holdings, Inc. and $91,000 in hotel and resort operating income. The decrease in land, house and condominium sales is primarily due to a decrease in the number of units sold, as approved land inventory has been depleted by sales. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to the prepayment of a mezzanine loan in May 2002 and a decline in interest rates on U.S. Agency obligations as higher rate bonds were called in 2002. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in hotel, food and beverage and entertainment revenues. The average daily rate ('ADR') increased $3 to $52. However, percentage occupancy decreased approximately 2.5% to 87.7%. The increase in rental income is primarily attributable to a property acquisition and reclassifications of financing leases to operating leases. The increase in equity in earnings of GB Holdings, Inc. is primarily due to a fixed asset impairment loss in 2002.

    Expenses decreased by $8,969,000, or 14.8%, during the three months ended June 30, 2003 as compared to the same period in 2002. This decrease reflects decreases of $9,942,000 in the cost of land, house and condominium sales, $298,000 in hotel and resort operating expenses, $280,000 in general and administrative expenses, $273,000 in rental property expenses and $206,000 in interest expense partially offset by increases of $1,969,000 in hotel and casino operating expenses and $61,000 in depreciation and amortization. The decrease in the cost of land, house and condominium sales is due to decreased sales as discussed above. Costs as a percentage of sales decreased from 71% in 2002 to 58% in 2003 primarily due to higher margin sales in 2003. The decrease in hotel and resort operating expenses is due to a decrease in payroll and related expenses. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales was 85% in 2003 and 2002.

    Operating income decreased during the three months ended June 30, 2003 by $11,413,000 as compared to the same period in 2002 as detailed above.

    Earnings from land, house and condominium operations decreased in three months ended June 30, 2003 compared to the same period in 2002 due to a decline in inventory of completed units available for sale. Based on current information, sales will decline significantly during the rest of 2003 as compared to 2002. The decrease in land inventory in approved sub-divisions is expected to continue to have a negative impact on earnings from this business segment.

    Earnings from hotel, casino and resort properties are expected to be constrained by recessionary pressures, international tensions and competition.

    Gain on property transactions from continuing operations decreased by $272,000 during the three months ended June 30, 2003 as compared to the same period in 2002.

    A provision for loss on real estate of $926,000 was recorded in the three months ended June 30, 2002 . No such provision was recorded in 2003.

    A write-down of equity securities available for sale of $8,476,000 was recorded in the three months ended June 30, 2002. There was no such write-down in the comparable period of 2003.

    A write-down of mortgages and notes receivable of $18,798,000, pertaining to the Company's investment in the Philip Notes, was recorded in the three months ended June 30, 2003. There was no such write-down in the comparable period of 2002.

    Minority interest in the net earnings of Stratosphere Corporation was $589,000 during the three months ended June 30, 2002. As a result of the acquisition of the minority interest in December 2002, there will be no minority interest in Stratosphere in 2003 and thereafter.

    Income from continuing operations decreased by $20,492,000 in the three months ended June 30, 2003 as compared to the same period in 2002 as detailed above.

    Income from discontinued operations increased by $1,887,000 in the three months ended June 30, 2003 as compared to the same period in 2002 due to gains on property dispositions.

    Net earnings for the three months ended June 30, 2003 decreased by $18,605,000 as compared to the three months ended June 30, 2002 primarily due to a write-down of mortgages and notes receivable ($18.8 million), decreased interest income ($9.2 million) and decreased earnings from land, house and condominium operations ($3.8 million) partially offset by a write-down of equity securities available for sale in 2002 ($8.5 million), an increase in income from discontinued operations ($1.9 million) and decreased provision for loss on real estate ($.9 million).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

    Gross revenues decreased by $34,559,000, or 21.25%, during the six months ended June 30, 2003 as compared to the same period in 2002. This decrease reflects decreases of $28,049,000 in land, house and condominium sales, $10,796,000 in interest income on U.S. Government and Agency Obligations and other investments, $2,070,000 in equity in earnings of GB Holdings, Inc., $967,000 in financing lease income and $39,000 in dividend and other income partially offset by increases of $5,355,000 in hotel and casino operating income, $1,521,000 in rental income and $486,000 in hotel and resort operating income. The decrease in land, house and condominium sales is primarily due to a decrease in the number of units sold, as approved land inventory has been depleted by sales. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to the prepayment of a mezzanine loan in 2002 and a decline in interest rates on U.S. Agency obligations as higher rate bonds were called in 2002. The decrease in equity in earnings of GB Holdings, Inc. is due to decreased casino revenue primarily attributable to a reduction in the number of table games as new slot machines were added in 2002 as well as the inclement weather in Atlantic City, NJ in 2003 (including blizzard conditions during Presidents' Day weekend) and a gaming loss of $1 million to a high-end patron which was partially offset by decreased casino expenses. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in gaming, hotel and food and beverage revenues and a decrease in promotional allowances. The average daily rate ('ADR') increased $2 to $51 and percentage occupancy increased approximately 0.4% to 88.6%. The increase in rental income is primarily attributable to a property acquisition and reclassifications of financing leases to operating leases. The increase in hotel and resort operating income is primarily attributable to increased membership dues at the New Seabury resort and Florida golf course.

    Expenses decreased by $16,062,000, or 13.2%, during the six months ended June 30, 2003 as compared to the same period in 2002. This decrease reflects decreases of $19,668,000 in the cost of land, house and condominium sales, $1,085,000 in interest expense, $286,000 in hotel and resort operating expenses and $268,000 in general and administrative expenses partially offset by increases of $4,414,000 in hotel and casino operating expenses, $760,000 in depreciation and amortization and $71,000 in rental property expenses. The decrease in the cost of land, house and condominium sales is due to decreased sales as discussed above. Costs as a percentage of sales increased from 72% in 2002 to 78% in 2003 primarily due to lower margin sales in 2003. The decrease in interest expense is primarily due to repayment of debt to affiliates in May of 2002 in connection with the Sands repurchase obligation. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales was 85% in 2003 and 2002. The increase in depreciation expense is primarily attributable to an increase in rental real estate and resort properties.

    Operating income decreased during the six months ended June 30, 2003 by $18,497,000 as compared to the same period in 2002 as detailed above.

    Earnings from land, house and condominium operations decreased in six months ended 2003 compared to the same period in 2002 due to a decline in inventory of completed units available for sale. Based on current information, sales will decline significantly during the rest of 2003 as compared to 2002. The decrease in land inventory in approved sub-divisions is expected to continue to have a negative impact on earnings from this business segment.

    Earnings from hotel, casino and resort properties are expected to be constrained by recessionary pressures, international tensions and competition.

    Gain on property transactions from continuing operations decreased by $773,000 during the six months ended June 30, 2003 as compared to the same period in 2002 due to the size and number of transactions.

    A provision for loss on real estate of $200,000 was recorded in the six months ended June 30, 2003 as compared to $926,000 in 2002.

    A write-down of marketable equity securities available for sale of $961,000 was recorded in the six months ended June 30, 2003 as compared to a write-down of $8,476,000 in 2002.

    A write-down of mortgages and notes receivable of $18,798,000, pertaining to the Company's investment in the Philip Notes, was recorded in the six months ended June 30, 2003. There was no such write-down in the comparable period of 2002.

    Minority interest in the net earnings of Stratosphere Corporation was $996,000 during the six months ended June 30, 2002. As a result of the acquisition of the minority interest in December 2002, there will be no minority interest in Stratosphere in 2003 and thereafter.

    Income from continuing operations decreased by $28,831,000 in the six months ended June 30, 2003 as compared to the same period in 2002 as detailed above.

    Income from discontinued operations increased by $1,887,000 in the six months ended June 30, 2003 as compared to the same period in 2002 due to gains on property dispositions.

    Net earnings for the six months ended June 30, 2003 decreased by $26,944,000 as compared to the six months ended June 30, 2002 primarily due to a write-down of mortgages and notes receivable ($18.8 million), decreased earnings from land, house and condominium operations ($8.4 million) and decreased interest income ($10.8 million) partially offset by a decrease in write-down of equity securities available for sale ($7.5 million) and an increase in income from discontinued operations ($1.9 million).

CAPITAL RESOURCES AND LIQUIDITY

    Net cash provided by operating activities was $39.8 million for the six months ended June 30, 2003 as compared to $60.5 million in the comparable period of 2002. This decrease resulted primarily from a decrease in interest income ($10.8 million), a decrease in land, house and condominium operations ($8.4 million) and a decrease in cash flow from the other operations ($1.5 million). The Company expects the decrease in land inventory in approved sub-divisions to continue to negatively impact cash flow from land, house and condominium operations.

    The following table reflects the Company's contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due (in $millions):

                                               LESS THAN    1-3     4-5     AFTER
                                                1 YEAR     YEARS   YEARS   5 YEARS   TOTAL
                                                ------     -----   -----   -------   -----
Mortgages payable............................   $  6.6     $21.1   $76.2    $80.6    $184.5
Mezzanine loan commitments...................     20.0      --      --       --        20.0
Acquisition of National Energy Group, Inc....    148.6      --      --       --       148.6
Construction and development obligations.....     15.0      --      --       --        15.0
                                                ------     -----   -----    -----    ------
    Total....................................   $190.2     $21.1   $76.2    $80.6    $368.1
                                                ------     -----   -----    -----    ------
                                                ------     -----   -----    -----    ------

    In May 2003, the Company entered into an agreement to acquire certain debt and equity securities of National Energy Group, Inc. ('NEG') and a 100% interest in an entity owning part of such debt and equity securities from entities affiliated with and indirectly wholly-owned by Carl C. Icahn, the Chairman of the Board of the General Partner. NEG owns an interest in entities primarily involved in owning and operating oil and gas properties and manages the oil and gas operations of such entities.

    The aggregate consideration to be paid will be approximately $148 million, plus unpaid but accrued interest on the debt securities through closing. Upon closing this transaction, the Company will beneficially own in excess of 50% of the issued and outstanding common stock of NEG and 100% of its outstanding
10 3/4% Senior Notes, due November 1, 2006, in the aggregate principal amount of $148,637,000. The closing of the transaction is subject to certain conditions, including among other things, the approval of the shareholders of NEG of certain amendments to its certificate of incorporation and subsequent action by NEG's board of directors pursuant to such amendments. There is no assurance that this transaction will be consummated.

    In 2003, seventeen leases covering seventeen properties and representing approximately $2.2 million in annual rentals have expired or are scheduled to expire. Twelve leases originally representing $1.6 million in annual rental income were renewed for $1,388,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of $613,000 were not renewed and are currently being marketed for sale or lease.

    On March 31, 2003, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2003. The Company believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, the Company noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures and cash reserves for Partnership contingencies including environmental matters and scheduled lease expirations. By the end of the year 2005, net leases representing approximately 21% of the Company's net annual rentals will be due for renewal, and by the end of the year 2007, 34% of such rentals will be due for renewal. Another factor that the Company took into consideration was that net leases representing approximately 26% of the Company's annual rentals are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

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

    Sales proceeds from the sale or disposal of portfolio properties totaled approximately $6.8 million in the six months ended June 30, 2003. During the comparable period of 2002, sales proceeds totaled approximately $5.6 million. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

    Capital expenditures for real estate, and hotel, casino and resort operations were approximately $3.8 million and $2.0 million during the six months ended June 30, 2003 and 2002, respectively. In 2003, capital expenditures are currently expected to be approximately $12 million.

    During the six months ended June 2003 and 2002, approximately $3.5 million of mortgage principal payments were repaid. In addition, in the six months ended June 30, 2003, approximately $16.2 million of net refinancing proceeds were received.

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

    The Company's cash and cash equivalents and investment in U.S. Government and Agency obligations increased by $27 million during the six months ended June 30, 2003 primarily due to net cash flow from operations ($39.8 million), net refinancing proceeds ($16.2 million) and miscellaneous other items ($2.0 million) partially offset by mezzanine loan advances ($31.0 million).

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

    The Company invests in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, the Company will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 200 basis points, the fair value of these investments at June 30, 2003, would decline by approximately $500,000.

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

ITEM 4. CONTROLS AND PROCEDURES

    a. As of June 30, 2003, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's and its subsidiaries' disclosure controls and procedures pursuant to the Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings.

    b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    a. In January 2002, the Cape Cod Commission (the 'Commission'), a Massachusetts regional planning body created in 1989, concluded that the Company's New Seabury development proposal is within its jurisdiction for review and approval (the 'Administrative Decision'). It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property.

    In February 2002, New Seabury Properties LLC ('New Seabury'), the Company's subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the Administrative Decision by the Commission and a separate complaint to find the Commission in contempt of the 1993 settlement agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment which are currently pending before the Court.

    Also, in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction. New Seabury may seek to amend the pending proceedings to incorporate an appeal from the July 2003 administrative decision. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) 8K dated April 7, 2003 -- American Real Estate Partners, L.P. Reports Full Year and Fourth Quarter Results and that no Distributions are Expected to be Made in 2003

    (b) 8-K dated May 16, 2003 -- American Real Estate Partners, L.P. Agrees to Acquire Certain Securities of National Energy Group, Inc.

    (c) 8-K dated May 16, 2003 -- American Real Estate Partners, L.P. Reports First Quarter Results

EXHIBITS:

    31 Certification of Chief Executive Officer -- Sarbanes-Oxley Act of 2002 -- Section 302(a)

    31.1 Certification of Chief Financial Officer -- Sarbanes-Oxley Act of 2002 -- Section 302(a)

    32 Certification of Principal Executive Officer -- Sarbanes-Oxley Act of 2002 -- Section 906

    32.1 Certification of Principal Financial Officer -- Sarbanes-Oxley Act of 2002 -- Section 906

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

Date: August 14, 2003