Form 10-Q
period 2003-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2003-11-14
CIK 813762

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [x] No [ ]

================================================================================

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

    Consolidated Balance Sheets
    September 30, 2003 and December 31, 2002..........................      2

    Consolidated Statements of Operations
    Three Months Ended September 30, 2003 and 2002....................      3

    Consolidated Statements of Operations
    Nine Months Ended September 30, 2003 and 2002.....................      4

    Consolidated Statements of Changes In Partners' Equity and
    Comprehensive Income
    Nine Months Ended September 30, 2003..............................      5

    Consolidated Statements of Cash Flows Nine Months Ended
     September 30, 2003 and 2002......................................      6

    Notes to Consolidated Financial Statements........................      8

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................     16

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISKS..............................................     22

    ITEM 4. CONTROLS AND PROCEDURES...................................     23

PART II. OTHER INFORMATION............................................     24

    Item 1. Legal Proceedings.........................................     24

    Item 6. Exhibits and Reports on Form 8-K..........................     25

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2003

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                                  ----            ----
                                                                      (IN $000'S)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method................   $  143,538      $  155,458
    Accounted for under the operating method, net of
      accumulated depreciation..............................      204,164         204,242
Investment in U.S. Government and Agency obligations........      360,299         336,051
Note receivable due from affiliate..........................      250,000         250,000
Cash and cash equivalents...................................       70,494          51,394
Marketable equity and debt securities.......................       27,693          26,728
Mortgages and notes receivable..............................       64,712          56,216
Equity interest in GB Holdings, Inc. .......................       34,419          37,280
Hotel, casino and resort operating properties net of
  accumulated depreciation:
    Stratosphere Corporation hotel and casino...............      168,986         171,430
    Hotel and resort........................................       42,034          44,346
Land and construction-in-progress...........................       41,534          40,415
Receivables and other assets................................       46,456          48,111
                                                               ----------      ----------
        Total...............................................   $1,454,329      $1,421,671
                                                               ----------      ----------
                                                               ----------      ----------

              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable...........................................   $  182,605      $  171,848
Accounts payable, accrued expenses and other liabilities....       44,289          46,657
Preferred Limited Partnership units:
    $10 liquidation preference, 5% cumulative pay-in-kind
      redeemable; 9,900,000 authorized; 9,797,511 issued and
      outstanding as of September 30, 2003..................      100,424         --
                                                               ----------      ----------
                                                                  327,318         218,505
                                                               ----------      ----------
Commitments and contingencies (Notes 2 and 3)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,400,000
      authorized; 9,330,963 issued and outstanding as of
      Dec. 31, 2002.........................................      --               96,808
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................    1,092,051       1,071,857
General partner.............................................       46,881          46,422
Treasury units at cost:
    1,137,200 depositary units..............................      (11,921)        (11,921)
                                                               ----------      ----------
Partners' equity............................................    1,127,011       1,203,166
                                                               ----------      ----------
        Total...............................................   $1,454,329      $1,421,671
                                                               ----------      ----------
                                                               ----------      ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2003
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ------------------------
                                                                   2003             2002
                                                                   ----             ----
                                                                   (IN $000'S EXCEPT PER
                                                                         UNIT DATA)
Revenues:
   Hotel and casino operating income........................      $42,513          $41,146
   Land, house and condominium sales........................        4,346           11,177
   Interest income on financing leases......................        3,260            3,666
   Interest income on U.S. Government and Agency obligations
    and other investments...................................        4,305            5,911
   Rental income............................................        7,362            6,613
   Hotel and resort operating income........................        6,158            6,704
   Dividend and other income................................          463              318
   Equity in (losses) earnings of GB Holdings, Inc..........         (428)             411
                                                                  -------          -------
                                                                   67,979           75,946
                                                                  -------          -------
Expenses:
   Hotel and casino operating expenses......................       36,261           35,418
   Cost of land, house and condominium sales................        2,860            9,009
   Hotel and resort operating expenses......................        4,261            4,907
   Interest expense.........................................        4,613            3,146
   Depreciation and amortization............................        5,370            5,432
   General and administrative expenses......................        1,784            1,734
   Rental property expenses.................................        1,753            1,536
                                                                  -------          -------
                                                                   56,902           61,182
                                                                  -------          -------

Operating income............................................       11,077           14,764
Other gains and (losses):
   Provision for loss on real estate........................         (100)           --
   Gain on sales and disposition of real estate.............          501            2,891
   Gain on sale of marketable equity securities.............        2,168            --
   Minority interest in net earnings of Stratosphere
    Corporation.............................................        --                (612)
                                                                  -------          -------
Income from continuing operations...........................       13,646           17,043
                                                                  -------          -------
Discontinued operations:
   Income from discontinued operations......................           87              182
   Gain on sales and disposition of real estate.............        1,430            --
                                                                  -------          -------
Income from discontinued operations.........................        1,517              182
                                                                  -------          -------
Net earnings................................................      $15,163          $17,225
                                                                  -------          -------
                                                                  -------          -------
Net earnings attributable to (Note 11):
   Limited partners.........................................      $14,861          $16,882
   General partner..........................................          302              343
                                                                  -------          -------
                                                                  $15,163          $17,225
                                                                  -------          -------
                                                                  -------          -------
Net earnings per limited partnership unit:
   Basic earnings:
      Income from continuing operations.....................      $  0.29          $  0.34
      Income from discontinued operations...................         0.03             0.00
                                                                  -------          -------
   Basic earnings per LP unit...............................      $  0.32          $  0.34
                                                                  -------          -------
                                                                  -------          -------

Weighted average limited partnership units outstanding......   46,098,284       46,098,284
                                                               ----------       ----------
                                                               ----------       ----------
   Diluted earnings:
      Income from continuing operations.....................      $  0.27          $  0.30
      Income from discontinued operations...................         0.03             0.00
                                                                  -------          -------
   Diluted earnings per LP unit.............................      $  0.30          $  0.30
                                                                  -------          -------
                                                                  -------          -------

Weighted average limited partnership units and equivalent
 partnership units outstanding..............................   54,644,613       56,607,742
                                                               ----------       ----------
                                                               ----------       ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2003
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  --------------------------
                                                                    2003              2002
                                                                    ----              ----
                                                                    (IN $000'S EXCEPT PER
                                                                          UNIT DATA)
Revenues:
   Hotel and casino operating income........................      $123,869          $117,147
   Land, house and condominium sales........................        10,757            45,637
   Interest income on financing leases......................        10,019            11,392
   Interest income on U.S. Government and Agency obligations
    and other investments...................................        12,683            25,085
   Rental income............................................        22,382            20,112
   Hotel and resort operating income........................        14,828            14,888
   Dividend and other income................................         2,173             2,067
   Equity in (losses) earnings of GB Holdings, Inc. ........          (641)            2,268
                                                                  --------          --------
                                                                   196,070           238,596
                                                                  --------          --------
Expenses:
   Hotel and casino operating expenses......................       105,376           100,119
   Cost of land, house and condominium sales................         7,861            33,678
   Hotel and resort operating expenses......................        11,259            12,191
   Interest expense.........................................        11,203            10,821
   Depreciation and amortization............................        16,242            15,545
   General and administrative expenses......................         5,021             5,239
   Rental property expenses.................................         5,431             5,142
                                                                  --------          --------
                                                                   162,393           182,735
                                                                  --------          --------

Operating income............................................        33,677            55,861
Other gains and (losses):
   Provision for loss on real estate........................          (300)             (926)
   Gain on sales and disposition of real estate.............         1,367             4,530
   Write-down of equity securities available for sale.......          (961)           (8,476)
   Write-down of mortgages and notes receivable.............       (18,798)            --
   Gain on sale of marketable equity securities.............         2,168             --
   Minority interest in net earnings of Stratosphere
    Corporation.............................................         --               (1,608)
                                                                  --------          --------
Income from continuing operations...........................        17,153            49,381
                                                                  --------          --------
Discontinued operations:
   Income from discontinued operations......................           190               322
   Gain on sales and disposition of real estate.............         3,354             --
                                                                  --------          --------
Income from discontinued operations.........................         3,544               322
                                                                  --------          --------
Net earnings................................................      $ 20,697          $ 49,703
                                                                  --------          --------
                                                                  --------          --------
Net earnings attributable to (Note 11):
   Limited partners.........................................      $ 20,285          $ 48,714
   General partner..........................................           412               989
                                                                  --------          --------
                                                                  $ 20,697          $ 49,703
                                                                  --------          --------
                                                                  --------          --------
Net earnings per limited partnership unit:
   Basic earnings:
      Income from continuing operations.....................      $   0.31          $   0.97
      Income from discontinued operations...................          0.08              0.01
                                                                  --------          --------
   Basic earnings per LP unit...............................      $   0.39          $   0.98
                                                                  --------          --------
                                                                  --------          --------

Weighted average limited partnership units outstanding......    46,098,284        46,098,284
                                                                ----------        ----------
                                                                ----------        ----------
   Diluted earnings:
      Income from continuing operations.....................      $   0.31          $   0.86
      Income from discontinued operations...................          0.06              0.01
                                                                  --------          --------
   Diluted earnings per LP unit.............................      $   0.37          $   0.87
                                                                  --------          --------
                                                                  --------          --------

Weighted average limited partnership units and equivalent
 partnership units outstanding..............................    54,816,525        56,259,876
                                                                ----------        ----------
                                                                ----------        ----------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2003
                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
               NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN $000'S)
                                  (UNAUDITED)

                                               LIMITED PARTNERS' EQUITY
                                    GENERAL    ------------------------   HELD IN TREASURY      TOTAL
                                   PARTNER'S   DEPOSITARY    PREFERRED    -----------------   PARTNERS'
                                    EQUITY        UNITS        UNITS      AMOUNTS    UNITS      EQUITY
                                    ------        -----        -----      -------    -----      ------
Balance, December 31, 2002.......   $46,422    $1,071,857     $ 96,808    $(11,921)   1,137   $1,203,166
Comprehensive income:
    Net earnings.................       412        20,285       --           --        --         20,697
    Reversal of unrealized losses
      on securities available for
      sale.......................        15           746                                            761
    Net unrealized gains on
      securities available for
      sale.......................        37         1,829                                          1,866
    Sale of marketable equity
      securities available for
      sale.......................        (6)         (274)      --           --        --           (280)
                                    -------    ----------     --------    --------   ------   ----------
Comprehensive income.............       458        22,586       --           --        --         23,044
Pay-in-kind distribution.........     --           (2,391)       2,391       --        --         --
Reclassification of Preferred LP
  units to liabilities...........     --           --          (99,199)      --        --        (99,199)
                                    -------    ----------     --------    --------   ------   ----------
Balance, September 30, 2003......   $46,880    $1,092,052     $ --        $(11,921)   1,137   $1,127,011
                                    -------    ----------     --------    --------   ------   ----------
                                    -------    ----------     --------    --------   ------   ----------

    Accumulated other comprehensive income at September 30, 2003 was $1,866.

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2003
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
                                                                  (IN $000'S)
Cash flows from operating activities:
    Income from continuing operations.......................  $ 17,153   $ 49,381
    Adjustments to reconcile income from continuing
      operations to net cash provided by continuing
      operations:
        Depreciation and amortization.......................    16,242     15,545
        Gain on sales and disposition of real estate........    (1,367)    (4,530)
        Gain on sales of marketable equity securities.......    (2,168)     --
        Provision for loss on real estate...................       300        926
        Write-down of equity securities available for
          sale..............................................       961      8,476
        Write-down of mortgages and notes receivable........    18,798      --
        Minority interest in net earnings of Stratosphere
          Corporation.......................................     --         1,608
        Equity in losses (earnings) of GB Holdings, Inc.....       641     (2,268)
        Changes in operating assets and liabilities:
            (Increase) decrease in land and construction-in
              progress......................................    (1,149)     8,753
            Increase in accounts payable, accrued expenses
              and other liabilities.........................     3,017      5,652
            Decrease in receivables and other assets........     2,472        254
                                                              --------   --------
                Net cash provided by continuing
                  operations................................    54,900     83,797
                                                              --------   --------
    Income from discontinued operations.....................     3,544        322
        Depreciation and amortization.......................        21      --
        Gain on sales and disposition of real estate........    (3,354)     --
                                                              --------   --------
                Net cash provided by discontinued
                  operations................................       211        322
                                                              --------   --------
                Net cash provided by operating activities...    55,111     84,119
                                                              --------   --------
Cash flows from investing activities:
    Increase in mortgages and notes receivable..............   (31,112)   (23,152)
    Repayments of mortgages and notes receivable............     --        23,000
    Net proceeds from the sales and disposition of real
      estate................................................     4,261     13,503
    Principal payments received on leases accounted for
      under the financing method............................     4,078      4,639
    Additions to hotel, casino and resort operating
      property..............................................    (8,407)    (3,224)
    Additions to rental real estate.........................      (327)      (147)
    Acquisitions of rental real estate......................     --       (18,217)
    Increase in investment in U.S. Government and Agency
      Obligations...........................................   (24,248)    (9,313)
    Disposition of marketable equity & debt securities......     3,564      --
    Increase in marketable equity & debt securities.........     --        (1,904)
    Decrease in due to affiliate............................     --       (68,781)
    Other...................................................      (143)      (425)
                                                              --------   --------
                Net cash used in continuing operations......   (52,334)   (84,021)
                                                              --------   --------
    Cash flows from discontinued operations:
        Net proceeds from the sales and disposition of real
          estate............................................     5,424      --
                                                              --------   --------
                Net cash used in investing activities.......   (46,910)   (84,021)
                                                              --------   --------
Cash flows from financing activities:
    Debt:
        Proceeds from mortgages payable.....................    20,000      --
        Payments on mortgages payable.......................    (3,837)      (467)
        Periodic principal payments.........................    (5,264)    (5,593)
                                                              --------   --------
                Net cash provided by (used in) financing
                  activities................................    10,899     (6,060)
                                                              --------   --------

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2003
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
                                                                  (IN $000'S)
Net increase (decrease) in cash and cash equivalents........  $ 19,100   $ (5,962)
Cash and cash equivalents -- beginning of period............    51,394     61,015
                                                              --------   --------
Cash and cash equivalents -- end of period..................  $ 70,494   $ 55,053
                                                              --------   --------
                                                              --------   --------
Supplemental information:
    Cash payments for interest..............................  $ 10,120   $ 11,883
                                                              --------   --------
                                                              --------   --------
Supplemental schedule of noncash investing and financing
  activities:
    Reclassification of real estate to operating lease......  $  5,065   $  --
    Reclassification of real estate from financing lease....    (5,065)     --
    Reclassification from marketable equity and debt
      securities............................................     --       (19,804)
    Reclassification from receivables and other assets......    (1,631)     --
    Reclassification to mortgages and notes receivable......     1,631     19,804
    Decrease in mortgages and notes receivable..............    (3,453)     --
    Decrease in deferred income.............................     2,565      --
    Increase in real estate accounted for under the
      operating method......................................       888      --
                                                              --------   --------
                                                              $  --      $  --
                                                              --------   --------
                                                              --------   --------
Net unrealized gains (losses) on securities available for
  sale......................................................  $  1,627   $   (206)
                                                              --------   --------
                                                              --------   --------
Increase in equity and debt securities......................  $    900   $  1,242
                                                              --------   --------
                                                              --------   --------

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                          FORM 10-Q SEPTEMBER 30, 2003
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

    The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 2002.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2. RELATED PARTY TRANSACTIONS

    a. In May 2003, the Company entered into an agreement to acquire certain debt and equity securities of National Energy Group, Inc. ('NEG') and a 100% interest in an entity owning part of such debt and equity securities from entities affiliated with and indirectly wholly owned by Carl C. Icahn ('Icahn'), the Chairman of the Board of the General Partner. The agreement was reviewed and approved by the Audit Committee of the Board of Directors of the General Partner (the 'Audit Committee'). Prior to approving the agreement, the Audit Committee was advised by its independent financial advisor and legal counsel.

    NEG owns an interest in entities primarily involved in owning and operating oil and gas properties and manages the oil and gas operations of such entities.

    This acquisition was completed on October 2, 2003. The aggregate consideration paid was approximately $148.1 million, plus approximately $6.7 million of accrued interest on the debt securities. The Company beneficially owns in excess of 50% of the issued and outstanding common stock of NEG and 100% of its outstanding 10 3/4% Senior Notes, due November 1, 2006, in the aggregate principal amount of $148,637,000. Interest is payable semi-annually on May 1, and November 1.

    In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests. The Company will account for the acquisition of NEG as indicated above in the fourth quarter of 2003.

    b. The Company is a party to a license agreement with an affiliate of the General Partner for a portion of office space at an annual rental of approximately $135,000, plus its share of certain additional rent. Such agreement was approved by the Audit Committee. For the three and nine months ended September 30, 2003 the Company paid rent of approximately $43,000 and $119,000, respectively and for the three and nine months ended September 30, 2002 the Company paid rent of approximately $42,000 and $116,000, respectively.

    c. Stratosphere Corporation ('Stratosphere'), a wholly owned subsidiary, billed affiliates of the General Partner approximately $855,000 and $2,182,000 for administrative services performed by Stratosphere personnel during the three and nine months ended September 30, 2003, respectively. For the three and nine months ended September 30, 2002, Stratosphere billed approximately $400,000 and $1,276,000, respectively.

    d. As of November 1, 2003 affiliates of Icahn owned 8,477,139 Preferred Units and 39,896,836 Depositary Units.

    e. See Note 4 regarding Note Receivable -- Affiliate, which was repaid on October 17, 2003.

3. COMMITMENTS AND CONTINGENCIES

    a. In January 2002, the Cape Cod Commission (the 'Commission'), a Massachusetts regional planning body created in 1989, concluded that the Company's New Seabury development proposal is within its jurisdiction for review and approval (the 'Administrative Decision'). It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property (the 'Settlement Agreement').

    In February 2002, New Seabury Properties LLC ('New Seabury'), the Company's subsidiary and owner of the property, filed a civil complaint in Barnstable County, Massachusetts, Superior Court appealing the Administrative Decision by the Commission and a separate complaint to find the Commission in contempt of the Settlement Agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment.

    Also, in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction. In August 2003, New Seabury filed another complaint appealing this decision and again petitioned the Court to find the Commission in contempt of the Settlement Agreement.

    In November 2003, the Court ruled in New Seabury's favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance (it did not yet rule on the initial proposal). Under the modified development proposal New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. Under the initial proposal, New Seabury could potentially build up to 675 residential/hotel units and 80,000 square feet of commercial space. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

    The carrying value of New Seabury's development assets at September 30, 2003 is approximately $9.2 million.

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

    d. In January 2002, Kmart Corp. ('Kmart'), a tenant leasing seven properties owned by the Company which represented approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases were rejected representing approximately $713,000 in annual rents. Three of the rejected properties are being held for sale. The Company previously recorded a provision for loss on real estate of approximately $1.9 million, on the four properties whose leases were rejected, in the year ended December 31, 2001. In April 2003, one of the leases representing approximately $242,000 in annual rentals was assumed by Kmart and assigned to Home Depot, who purchased the property for $3.2 million in June 2003. A gain of approximately $1.7 million was recorded in 'Income from discontinued operations' in the nine months ended September 30, 2003. Kmart emerged from bankruptcy in May 2003 and affirmed the two remaining leases representing approximately $418,000 in annual rentals.

4. NOTE RECEIVABLE -- AFFILIATE

    On December 27, 2001, the Company entered into a transaction with Carl C. Icahn, Chairman of the Board of the General Partner, pursuant to which the Company made a $250 million loan to Mr. Icahn. The agreement provides for maintenance of collateral for the loan comprised of $250 million in aggregate market value of the Company's depositary and preferred units and $250 million (in book value) of shares of a private company owned by Mr. Icahn. Adjustments to the number of pledged securities are made periodically in accordance with the terms of the respective pledge agreements. Subject to such adjustments, at September 30, 2003 the loan was secured by securities consisting of
(i) approximately $245 million aggregate market value at September 30, 2003 of the Company's units owned by affiliates of Mr. Icahn (approximately 16.6 million depositary units and 5.6 million preferred units) and (ii) shares of a private company owned by Mr. Icahn, which shares have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The private company owns other Icahn investments and does not own the Company's units. The loan is due on or before December 27, 2003 and by law may not be renewed or extended. The loan bears interest at a per annum rate equal to the greater of
(i) 3.9% or (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rate during the three months ended March 31, 2003, June 30, 2003 and September 30, 2003 was 3.9%. The applicable rates were 3.9%, 4.03% and 3.9% for the three months ended March 31, 2002, June 30, 2002 and September 30, 2003, respectively. The loan must be prepaid in an amount of up to $125 million to the extent that the Company requests such funds for an investment opportunity and may be prepaid at any time by Mr. Icahn. The Company entered into this transaction to earn interest income on a secured investment. In the event of a loan default, the Company would at its option, liquidate the shares of the private company or reacquire its own units, or both, to satisfy the loan. Interest income of approximately $2.5 million and $7.5 million was recorded on this loan in the three months and nine months ended September 30, 2003, respectively, and also in the three and nine months ended September 30, 2002, respectively, and is included in 'Interest income on U.S. Government and Agency obligations and other investments' in the Consolidated Statements of Operations. Interest is payable semi-annually and has been paid through June 30, 2003. The terms of this transaction were reviewed and approved by the Audit Committee.

    On October 17, 2003, Mr. Icahn repaid the $250 million loan plus accrued interest of $2,925,000.

5. HOTEL, CASINO AND RESORT OPERATING PROPERTIES

    a. Stratosphere Hotel and Casino

    The Company owns 100% of Stratosphere and consolidates Stratosphere in its financial statements.

    Stratosphere owns and operates the Stratosphere Casino, Hotel & Tower, located in Las Vegas, Nevada, which is centered around the Stratosphere Tower (the 'Tower'), the tallest freestanding observation tower in the United States.

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

    Stratosphere's operations for the three and nine months ended September 30, 2003 and 2002 have been included in 'Hotel and casino operating income and expenses' in the Consolidated Statements of Operations. Hotel and casino operating expenses include all expenses except for approximately $2,967,000 and $9,213,000 of depreciation and amortization for the three and nine months ended September 30, 2003, respectively and $3,330,000 and $9,966,000 for the three and nine months ended September 30, 2002, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Operations. Included in Hotel and casino operating expenses is a provision for income taxes of approximately $1,200,000 and $3,500,000 for the three and nine months ended September 30, 2003, respectively and $700,000 and $1,775,000 for the three and nine months ended September 30, 2002, respectively. Stratosphere accounted for approximately 63% and 49% of the Company's revenues in the nine months ended September 30, 2003 and 2002, respectively, and approximately 19% and 13% of the Company's operating income in the nine months ended September 30, 2003 and 2002, respectively.

    b. Hotel and Resort Operating Properties

    Hotel and resort operations for the three and nine months ended September 30, 2003 and 2002 have been included in 'Hotel and resort operating income and expenses' in the Consolidated Statements of Operations. Hotel and resort operating expenses include all expenses except for approximately $630,000 and $1,372,000 of depreciation and amortization for the three and nine months ended September 30, 2003, respectively and $639,000 and $1,560,000 of depreciation and amortization for the three and nine months ended September 30, 2002, respectively. Such amounts have been included in 'Depreciation and amortization expense' in the Consolidated Statements of Operations.

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

    'Equity in earnings (losses) of GB Holdings, Inc.' of ($428,000) and ($641,000) have been recorded in the Consolidated Statements of Operations for the three and nine months ended September 30, 2003, respectively. 'Equity in earnings (losses) of GB Holdings, Inc.' were $411,000 and $2,268,000 for the three and nine months ended September 30, 2002, respectively.

    In July 2003, GBH announced that its Board of Directors, acting through a special committee, approved an exchange offer for the Sands debt. The proposed transaction is subject to the consent of the holders of a majority in principal amount of the existing notes, the approval of stockholders owning a majority of the common stock of GBH, the effectiveness of required filings under applicable securities laws and the receipt of all required governmental and third party approvals. Mr. Icahn and his affiliated companies hold in excess of 77% of the GBH stock and 58% of the existing debt, of which the Company owns approximately 36% of the common stock and 24% of the debt. The Company and

Mr. Icahn intend to support the proposed transaction. A wholly owned subsidiary of GBH currently has outstanding $110 million in secured notes due in September 2005, which bear interest at 11% per annum.

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

    In the nine months ended September 30, 2003, management of the Company determined that it was appropriate to write-off the balance of its investment in the Philip common stock by a charge to earnings of approximately $961,000; of this amount $761,000 was previously charged to other comprehensive income in 2002, which was reversed in 2003, and included in the $961,000 charge to earnings.

8. MORTGAGES AND NOTES RECEIVABLE

    a. The Company owns Philip Term and Payment-in-kind ('PIK') notes (the 'Notes') in the principal amount of approximately $32.7 million; the cost basis of the Notes was approximately $22.1 million. As previously mentioned, Philip filed for bankruptcy protection in June 2003. Management of the Company reviewed Philip's financial statements, bankruptcy documents and the prices of recent purchases and sales of the Notes and determined this investment to be impaired. Based upon this review, management concluded the fair value of the Notes to be approximately $3.3 million; therefore, the Company recorded a write-down of approximately $18.8 million by a charge to earnings in the nine months ended September 30, 2003.

    b. The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company's mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments or construction completion and the achievement of certain pre-sales levels. Upon construction completion, anticipated in the fourth quarter of 2003, the Company will review the status of each loan to determine whether or not recognition of interest income in the financial statements is appropriate. At September 30, 2003, the Company had funded three mezzanine loans in the principal amount of approximately $54.2 million (of which approximately $31 million was funded in the nine months ended September 30, 2003) and had deferred approximately $13.7 million of accrued interest income for financial statement purposes.

9. MORTGAGES PAYABLE

    a. On May 16, 2003, the Company executed a mortgage note secured by a distribution facility located in Windsor Locks, Connecticut and obtained funding in the principal amount of $20 million. The loan bears interest at 5.63% per annum and matures on June 1, 2013. Annual debt service is approximately $1,382,000 per annum based on a 30 year amortization schedule.

    b. The Company has engaged an investment banking firm to help it obtain financing on certain of its unencumbered properties. They have advised the Company that the $150 million of financing being sought may not be achievable because a substantial portion of the properties have short terms remaining on their respective leases. This factor combined with favorable real estate market conditions has led the Company to seek purchase offers for certain of its real estate properties. See Note 15 -- Subsequent Events.

10. PREFERRED UNITS

    Pursuant to the terms of the Preferred Units, on February 21, 2003, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2003 to holders of record as of March 14, 2003. A total of 466,548 additional Preferred Units were issued. At September 30, 2003, 9,797,511 Preferred Units are issued and outstanding.

    On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 (SFAS 150) 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'. SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant to SFAS 150 the Company's Preferred Units, which are an unconditional obligation, have been reclassified from 'Partners' equity' to a liability account in the Consolidated Balance Sheets and the preferred pay-in-kind distribution for the three months ended September 30, 2003, and going forward, has been and will be recorded as 'Interest expense' in the Consolidated Statements of Operations. See
Note 14.

11. EARNINGS PER SHARE

    Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders.

    Diluted earnings per share is based on earnings before the preferred pay-in-kind distribution, which was $1.2 million and $3.6 million in the three and nine months ended September 30, 2003, respectively, as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased by 8,546,329 and 8,718,241 in the three and nine months ended September 30, 2003, respectively and by 10,509,458 and 10,161,592 in the three and nine months ended September 30, 2002, respectively, to reflect the potential conversion of preferred units. In the nine months ended September 30, 2003, the effect of the computation of diluted income from continuing operations per LP unit is anti-dilutive and therefore is not shown.

12. COMPREHENSIVE INCOME

    The components of comprehensive income (loss) include net income and certain other amounts reported directly in the Consolidated Statements of Changes in Partners' Equity and Comprehensive Income.

    Comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 is as follows (in $000's):

                                                                 THREE MONTHS
                                                                    ENDED
                                                              ------------------
                                                              9/30/03   9/30/02
                                                              -------   -------
Net income..................................................  $15,163   $17,225
Net unrealized (losses) gains on securities available for
  sale......................................................     (476)      241
Sale of marketable equity securities available for sale.....     (280)    --
                                                              -------   -------
Comprehensive income........................................  $14,407   $17,466
                                                              -------   -------
                                                              -------   -------

                                                                 NINE MONTHS
                                                                    ENDED
                                                              -----------------
                                                              9/30/03   9/30/02
                                                              -------   -------
Net income..................................................  $20,697   $49,703
Reversal of unrealized losses on securities available for
  sale......................................................      761    10,595
Adjustment to reverse unrealized loss on investment
  securities reclassified to notes receivable...............    --        6,582
Net unrealized gains (losses) on securities available for
  sale......................................................    1,866      (206)
Sale of marketable equity securities available for sale.....     (280)    --
                                                              -------   -------
Comprehensive income........................................  $23,044   $66,674
                                                              -------   -------
                                                              -------   -------

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

    During 2003, the Company realigned the management of its hotel and casino investments. Previously, the Company's investment in GB Holdings, Inc. and the results of its operations were considered as part of the Company's 'other investments' segment. For the three and nine months ended September 30, 2002, $411,000 and $2,268,000, respectively, representing the Company's equity in GB Holdings, Inc.'s net income for the periods, has been reclassified below from other investments to hotel and casino operating income and earnings to conform to the 2003 presentation.

    The revenues and net earnings for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2003 and 2002 (in $000's):

                                                                THREE MONTHS
                                                                    ENDED
                                                              -----------------
                                                              9/30/03   9/30/02
                                                              -------   -------
Revenues:
    Hotel and casino operating income.......................  $42,085   $41,557
    Land, house and condominium sales.......................    4,346    11,177
    Rental real estate......................................   10,622    10,279
    Hotel and resort operating income.......................    6,158     6,704
    Other investments.......................................    1,402     1,668
                                                              -------   -------
            Subtotal........................................   64,613    71,385
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......    3,366     4,561
                                                              -------   -------
            Total revenues..................................  $67,979   $75,946
                                                              -------   -------
                                                              -------   -------
Net earnings (loss):
    Segment earnings:
        Hotel and casino operating properties...............  $ 5,824   $ 6,139
        Land, house and condominium development.............    1,486     2,168
        Rental real estate..................................    8,869     8,743
        Hotel and resort operating properties...............    1,897     1,797
        Other investments...................................    1,402     1,668
                                                              -------   -------
            Total segment earnings..........................   19,478    20,515
Other expenses, net.........................................   (4,315)   (3,290)
General partner's share of net loss (income)................     (302)     (343)
                                                              -------   -------
            Net earnings (loss) -- limited partner
              unitholders...................................  $14,861   $16,882
                                                              -------   -------
                                                              -------   -------

                                                                  NINE MONTHS
                                                                     ENDED
                                                              -------------------
                                                              9/30/03    9/30/02
                                                              -------    -------
Revenues:
    Hotel and casino operating income.......................  $123,228   $119,415
    Land, house and condominium sales.......................    10,757     45,637
    Rental real estate......................................    32,401     31,504
    Hotel and resort operating income.......................    14,828     14,888
    Other investments.......................................     4,707     13,324
                                                              --------   --------
            Subtotal........................................   185,921    224,768
Reconciling items -- primarily interest income on U.S.
  Government obligations and the Icahn note receivable......    10,149     13,828
                                                              --------   --------
            Total revenues..................................  $196,070   $238,596
                                                              --------   --------
                                                              --------   --------
Net earnings:
    Segment earnings:
        Hotel and casino operating properties...............  $ 17,852   $ 19,296
        Land, house and condominium development.............     2,896     11,959
        Rental real estate..................................    26,970     26,362
        Hotel and resort operating properties...............     3,569      2,697
        Other investments...................................     4,707     13,324
                                                              --------   --------
            Total segment earnings..........................    55,994     73,638
Other expenses, net.........................................   (35,297)   (23,935)
General partner's share of net income.......................      (412)      (989)
                                                              --------   --------
            Net earnings-limited partner unitholders........  $ 20,285   $ 48,714
                                                              --------   --------
                                                              --------   --------

14. NEW ACCOUNTING PRONOUNCEMENTS

    As of January 1, 2002 the Company has adopted the Statement of Financial Accounting Standards No. 144 (SFAS 144) 'Accounting for the Impairment or Disposal of Long-Lived Assets.' Under SFAS No. 144, the properties sold by the Company to third parties are considered to be discontinued operations. For the three and nine months ended September 30, 2003 and 2002 the Company has reported discontinued operations in the Consolidated Statements of Operations for the properties disposed of to third parties, which excludes those grandfathered by the effective date of SFAS 144. The three and nine months' results for the periods ended September 30, 2002 have been restated to conform to the 2003 presentation.

    In May 2003, the FASB issued SFAS 150 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'. SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003 and has reclassified its preferred units to a liability account. See Note 10.

    In January 2003, the FASB issued Interpretation No. 46, 'Consolidation of Variable Interest Entities, an interpretation of ARB No. 51' (FIN #46). This Interpretation addresses the consolidation by business enterprises of variable interest entities. The Company is currently evaluating the effects of this Interpretation on its financial statements.

15. SUBSEQUENT EVENTS

    a. In October 2003, the Company sold a property located in Columbia, Maryland to its tenant for a selling price of $11 million. A gain of approximately $5.8 million will be recognized in the quarter ended December 31, 2003.

    b. The Company has retained CB Richard Ellis, Inc. to assist it in obtaining offers for the Company's real estate portfolio. In total, the Company will market for sale properties with a book value of approximately $340 million, encumbered by mortgage debt of approximately $180 million. The properties will be marketed individually and/or as several separate portfolios. There can be no assurances that the Company will be successful in obtaining purchase offers at acceptable prices.

    The Company intends to utilize proceeds from any asset sales to continue to diversify its operations. In accordance with its previous disclosure, the Company intends to further explore investments in the casino and entertainment sectors and the energy industry as well as other real estate opportunities. Management is currently in preliminary discussions with an unaffiliated third party regarding the possible acquisition of a casino hotel with approximately 3,000 rooms, located in Las Vegas, Nevada.

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

    The Company believes that it will benefit from further diversification of its portfolio of assets. To accomplish its investment objectives, the Company will consider additional investments in the casino and entertainment sectors and the energy industry as well as other real estate opportunities. In selecting future investments, the Company intends to focus on assets that it believes are undervalued, which investments may require substantial liquidity to maintain a competitive advantage.

    The Company has made investments in the gaming industry and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests, and the financing and investment in the movie production and distribution industry. Such investments may include acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to the Company. The Audit Committee is in the preliminary stages of considering the acquisition of two Las Vegas Casinos from affiliates of Icahn. The Company may consider high-yield bond or other debt financing in connection with this potential acquisition. In addition, management is currently in preliminary discussions with an unaffiliated third party regarding the possible acquisition of a casino hotel with approximately 3,000 rooms, located in Las Vegas, Nevada.

    The Company has made an investment in the oil and gas industry and may consider additional energy related investments. In October 2003, the Company acquired certain debt and equity securities of National Energy Group, Inc. and a 100% interest in an entity owning part of such debt and equity securities from entities affiliated with and indirectly wholly owned by Carl C. Icahn, the Chairman of the Board of the General Partner. The aggregate consideration paid was approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities. See Note 2 to the Consolidated Financial Statements.

    Due to favorable real estate market conditions and the mature nature of the Company's real estate portfolio, the Company will seek purchase offers for certain of its real estate properties.

    The Company believes that there are still opportunities available to acquire real estate investments that are undervalued. These may include commercial properties, undeveloped land, assets in the gaming and entertainment industries, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and under-performing properties that may require active asset management and significant capital improvements.

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

    By the end of the year 2005, net leases representing approximately 18% of the Company's net annual rentals from its real estate portfolio will be due for renewal, and by the end of the year 2007, net leases representing approximately 32% of the Company's net annual rentals will be due for renewal. Since most of the Company's properties are net-leased to single corporate tenants, it may be difficult and time-consuming to re-let or sell those properties that existing tenants decline to re-let or purchase, and therefore the Company may be required to incur expenditures to renovate such properties for new tenants. In addition, the Company may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, the Company could experience an adverse impact on net cash flow in the future from such properties.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

    Gross revenues decreased by $7,967,000, or 10.5%, during the three months ended September 30, 2003 as compared to the same period in 2002. This decrease reflects decreases of $6,831,000 in land, house and condominium sales, $1,606,000 in interest income on U.S. Government and Agency Obligations and other investments, $839,000, in equity in earnings of GB Holdings, Inc. $546,000 in hotel and resort operating income and $406,000 in financing lease income partially offset by increases of $1,367,000 in hotel and casino operating income, $749,000 in rental income, and $145,000 in dividend and other income. The decrease in land, house and condominium sales is primarily due to a decrease in the number of units sold as approved land inventory has been depleted by sales. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to a decline in interest rates on U.S. Agency obligations as higher rate bonds were called in 2002. The decrease in equity in earnings of GB Holdings, Inc. is primarily due to decreased slot machine revenue partially offset by increased revenue from table games and decreased casino expenses. The decrease in hotel and resort operating income is primarily due to decreased club dues which is being recognized monthly rather than seasonally as in 2002. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in hotel, food and beverage revenues and a decrease in promotional allowance. The average daily rate ('ADR') increased $5 to $50, however, percentage occupancy decreased approximately 1.4% to 92.1%. The increase in rental income is primarily attributable to a property acquisition and reclassifications of financing leases to operating leases.

    Expenses decreased by $4,280,000, or 7.0%, during the three months ended September 30, 2003 as compared to the same period in 2002. This decrease reflects decreases of $6,149,000 in the cost of land, house and condominium sales, $646,000 in hotel and resort operating expenses and $62,000 in depreciation and amortization partially offset by increases of $1,467,000 in interest expense, $843,000 in hotel and casino operating expenses, $217,000 in rental property expenses and $50,000 in general and administrative expense. The decrease in the cost of land, house and condominium sales is due to decreased sales as discussed above. Costs as a percentage of sales decreased from 81% in 2002 to 66% in 2003 primarily due to higher margin sales in 2003. The decrease in hotel and resort operating expenses is due to a decrease in payroll and related expenses. The increase in interest expense is primarily due to preferred distributions being expensed in accordance with SFAS 150. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales decreased from 86% in 2002 to 85% in 2003.

    Operating income decreased during the three months ended September 30, 2003 by $3,687,000 as compared to the same period in 2002 as detailed above.

    Earnings from land, house and condominium operations decreased in three months ended September 30, 2003 compared to the same period in 2002 due to a decline in inventory of completed units available for sale. Based on current information, sales will decline significantly during the rest of 2003 as compared to 2002. The decrease in land inventory in approved sub-divisions is expected to continue to have a negative impact on earnings from this business segment.

    Earnings from hotel, casino and resort properties are expected to be constrained by recessionary pressures, international tensions and competition.

    Gain on property transactions from continuing operations decreased by $2,390,000 during the three months ended September 30, 2003 as compared to the same period in 2002.

    A provision for loss on real estate of $100,000 was recorded in the three months ended September 30, 2003. No such provision was recorded in 2002.

    A gain on sale of marketable equity securities of $2,168,000 was recorded in the three months ended September 30, 2003. There were no such gains in the comparable period of 2002.

    Minority interest in the net earnings of Stratosphere Corporation was $612,000 during the three months ended September 30, 2002. As a result of the acquisition of the minority interest in December 2002, there will be no minority interest in Stratosphere in 2003 and thereafter.

    Income from continuing operations decreased by $3,397,000 in the three months ended September 30, 2003 as compared to the same period in 2002 as detailed above.

    Income from discontinued operations increased by $1,335,000 in the three months ended September 30, 2003 as compared to the same period in 2002 due to gains on property dispositions.

    Net earnings for the three months ended September 30, 2003 decreased by $2,062,000 as compared to the three months ended September 30, 2003 primarily due to decreased interest income ($1.6 million) and increased interest expense ($1.5 million) partially offset by an increase in income from discontinued operations ($1.3 million).

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

    Gross revenues decreased by $42,526,000, or 17.8%, during the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease reflects decreases of $34,880,000 in land, house and condominium sales, $12,402,000 in interest income on U.S. Government and Agency Obligations and other investments, $2,909,000 in equity in earnings of GB Holdings, Inc., $1,373,000 in financing lease income and $60,000 in hotel and resort operating income partially offset by increases of $6,722,000 in hotel and casino operating income, $2,270,000 in rental income and $106,000 in dividend and other income. The decrease in land, house and condominium sales is primarily due to a decrease in the number of units sold, as approved land inventory has been depleted by sales. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to the prepayment of a mezzanine loan in 2002 and a decline in interest rates on U.S. Agency obligations as higher rate bonds were called in 2002. The decrease in equity in earnings of GB Holdings, Inc. is due to decreased casino revenue primarily attributable to a reduction in the number of table games as new slot machines were added in 2002. This business strategy was changed in 2003 to focus on the mid to high-end slot customer with a balanced table game business. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in hotel, food and beverage revenues and a decrease in promotional allowances. The average daily rate ('ADR') increased $3 to $51, however, percentage occupancy decreased approximately 0.3% to 89.7%. The increase in rental income is primarily attributable to a property acquisition and reclassifications of financing leases to operating leases.

    Expenses decreased by $20,342,000, or 11.1%, during the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease reflects decreases of $25,817,000 in the cost of land, house and condominium sales, $932,000 in hotel and resort operating expenses and $218,000 in general and administrative expenses partially offset by increases of $5,257,000 in hotel and casino operating expenses, $697,000 in depreciation and amortization, $289,000 in rental property expenses and $382,000 in interest expense. The decrease in the cost of land, house and condominium sales is due to decreased sales as discussed above. Costs as a percentage of sales decreased from 74% in 2002 to 73% in 2003. The decrease in hotel and resort operating expenses is due to a decrease in payroll and related expenses. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales was 85% in 2003 and 2002. The increase in depreciation expense is primarily attributable to an increase in rental real estate and resort properties.

    Operating income decreased during the nine months ended September 30, 2003 by $22,184,000 as compared to the same period in 2002 as detailed above.

    Earnings from land, house and condominium operations decreased in nine months ended September 30, 2003 compared to the same period in 2002 due to a decline in inventory of completed units available for sale. Based on current information, sales will decline significantly during the rest of 2003 as compared to 2002. The decrease in land inventory in approved sub-divisions is expected to continue to have a negative impact on earnings from this business segment.

    Earnings from hotel, casino and resort properties are expected to be constrained by recessionary pressures, international tensions and competition.

    Gain on property transactions from continuing operations decreased by $3,163,000 during the nine months ended September 30, 2003 as compared to the same period in 2002 due to the size and number of transactions.

    A provision for loss on real estate of $300,000 was recorded in the nine months ended September 30, 2003 as compared to $926,000 in 2002.

    A write-down of marketable equity securities available for sale of $961,000 was recorded in the nine months ended September 30, 2003 as compared to a write-down of $8,476,000 in 2002.

    A write-down of mortgages and notes receivable of $18,798,000, pertaining to the Company's investment in the Philip Notes, was recorded in the nine months ended September 30, 2003. There was no such write-down in the comparable period of 2002.

    A gain on sale of marketable equity securities of $2,168,000 was recorded in the nine months ended September 30, 2003. There was no such gain in the comparable period of 2002.

    Minority interest in the net earnings of Stratosphere Corporation was $1,608,000 during the nine months ended September 30, 2002. As a result of the acquisition of the minority interest in December 2002, there will be no minority interest in Stratosphere in 2003 and thereafter.

    Income from continuing operations decreased by $32,228,000 in the nine months ended September 30, 2003 as compared to the same period in 2002 as detailed above.

    Income from discontinued operations increased by $3,222,000 in the nine months ended September 30, 2003 as compared to the same period in 2002 due to gains on property dispositions.

    Net earnings for the nine months ended September 30, 2003 decreased by $29,006,000 as compared to the nine months ended September 30, 2002 primarily due to a write-down of mortgages and notes receivable ($18.8 million), decreased earnings from land, house and condominium operations ($9.1 million) and decreased interest income ($12.4 million) partially offset by a decrease in write-down of equity securities available for sale ($7.5 million) and an increase in income from discontinued operations ($3.2 million).

CAPITAL RESOURCES AND LIQUIDITY

    Net cash provided by operating activities was $55.1 million for the nine months ended September 30, 2003 as compared to $84.1 million in the comparable period of 2002. This decrease resulted primarily from a decrease in interest income ($12.4 million), an increase in land and construction in progress ($9.9. million) and a decrease in land, house and condominium operations ($9.1 million) partially offset by an increase in cash flow from the other operations ($2.4 million). The Company expects the decrease in land inventory in approved sub-divisions to continue to negatively impact cash flow from land, house and condominium operations.

    The following table reflects the Company's contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due (in $millions):

                                               LESS THAN    1-3     4-5     AFTER
                                                1 YEAR     YEARS   YEARS   5 YEARS   TOTAL
                                                ------     -----   -----   -------   -----
Mortgages payable............................   $  6.6     $21.6   $75.3    $79.1    $182.6
Mezzanine loan commitments...................     15.0      --      --       --        15.0
Acquisition of debt & equity securities in
  National Energy Group, Inc.................    154.8      --      --       --       154.8
Construction and development obligations.....     15.0      --      --       --        15.0
                                                ------     -----   -----    -----    ------
    Total....................................   $191.4     $21.6   $75.3    $79.1    $367.4
                                                ------     -----   -----    -----    ------
                                                ------     -----   -----    -----    ------

    In October 2003, the Company acquired debt and equity securities of National Energy Group, Inc. ('NEG'), from entities affiliated with and indirectly wholly owned by Carl C. Icahn, the Chairman of the Board of the General Partner. The aggregate consideration paid was approximately $148.1 million, plus approximately $6.7 million of accrued interest on the debt securities. The Company beneficially owns in excess of 50% of the issued and outstanding common stock of NEG and 100% of its outstanding 10 3/4% Senior Notes, due 11/1/06, in the aggregate principal amount of $148,637,000.

    On October 17, 2003 Mr. Icahn prepaid the $250 million loan which would have been due on December 27, 2003.

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

    On March 31, 2003, the Board of Directors of the General Partner announced that no distributions on its Depositary Units are expected to be made in 2003. The Company believes that it should continue to hold and invest, rather than distribute, cash. In making its announcement, the Company noted it plans to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures and cash reserves for Partnership contingencies including environmental matters and scheduled lease expirations. By the end of the year 2005, net leases representing approximately 18% of the Company's net annual rentals will be due for renewal, and by the end of the year 2007, 32% of such rentals will be due for renewal. Another factor that the Company took into consideration was that net leases representing approximately 26% of the Company's annual rentals are with tenants in the retail sector, some of which are currently experiencing cash flow difficulties and restructurings.

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

    Sales proceeds from the sale or disposal of portfolio properties totaled approximately $9.7 million in the nine months ended September 30, 2003. During the comparable period of 2002, sales proceeds totaled approximately $13.5 million. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

    Capital expenditures for real estate, and hotel, casino and resort operations were approximately $8.7 million and $3.3 million during the nine months ended September 30, 2003 and 2002, respectively. In 2003, capital expenditures are currently expected to be approximately $12 million.

    During the nine months ended September 30, 2003 and 2002, approximately $5.3 million and $5.6 million, respectively, of mortgage principal payments were repaid. In addition, in the nine months ended September 30, 2003, approximately $16.2 million of net refinancing proceeds were received.

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

    The Company's cash and cash equivalents and investment in U.S. Government and Agency obligations increased by $43.3 million during the nine months ended September 30, 2003 primarily due to net cash flow from operations ($55.0 million), net refinancing proceeds ($16.2 million), property sales proceeds ($9.7 million) and marketable equity securities proceeds ($3.6 million) partially offset by mezzanine loan advances ($31.1 million), capital expenditures ($8.4 million) and miscellaneous other items ($1.7 million).

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

    The Company invests in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, the Company will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 200 basis points, the fair value of these investments at September 30, 2003, would decline by approximately $500,000.

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

ITEM 4. CONTROLS AND PROCEDURES

    a. As of September 30, 2003, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's and its subsidiaries' disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings.

    b. During the three months ended September 30, 2003, there have been no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    a. In January 2002, the Cape Cod Commission (the 'Commission'), a Massachusetts regional planning body created in 1989, concluded that the Company's New Seabury development proposal is within its jurisdiction for review and approval (the 'Administrative Decision'). It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is exempt from the Commission's jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property (the 'Settlement Agreement').

    In February 2002, New Seabury Properties LLC ('New Seabury'), the Company's subsidiary and owner of the property, filed a civil complaint in Barnstable County, Massachusetts, Superior Court appealing the Administrative Decision by the Commission and a separate complaint to find the Commission in contempt of the 1993 Settlement Agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment.

    Also, in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction. In August 2003, New Seabury filed another complaint appealing this decision and again petitioned the Court to find the commission in contempt of the Settlement Agreement.

    In November 2003, the Court ruled in New Seabury's favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance (it did not yet rule on the initial proposal). Under the modified development proposal New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. Under the initial proposal New Seabury could potentially build up to 675 residential/hotel units and 80,000 square feet of commercial space. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) 8K dated August 14, 2003 -- American Real Estate Partners, L.P. Reports Second Quarter and Six Months Results

    (b) 8-K dated August 19, 2003 -- American Real Estate Partners, L.P. Announces Executive Changes

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

Date: November 14, 2003