Form 10-K
period 2003-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2004-03-15
CIK 813762

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K

(MARK ONE)

   [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

    Indicate by check mark whether AREP (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    Indicate by a check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

    Based upon the closing price of Depositary Units on March 1, 2004, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Depositary Units held by nonaffiliates of AREP as of such date was $92,277,546.

    Based upon the closing price of Preferred Units on March 1, 2004, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of AREP's Preferred Units held by nonaffiliates of AREP as of such date was $11,545,345.

Number of Depositary Units outstanding as of March 1, 2004:    46,098,284
Number of Preferred Units outstanding as of March 1, 2004:      9,796,607

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

    American Real Estate Partners, L.P. ('AREP' or the 'Company') is a master limited partnership formed in Delaware on February 17, 1987. Pursuant to an exchange offer (the 'Exchange Offer') which was consummated on July 1, 1987, AREP acquired the real estate and other assets, subject to the liabilities, of thirteen limited partnerships (the 'Predecessor Partnerships'). The Predecessor Partnerships acquired such assets between 1972 and 1985. A registration statement on Form S-4 relating to the Exchange Offer (Registration No. 33-13943) was filed with the Securities and Exchange Commission (the 'SEC') and declared effective May 18, 1987.

    AREP's general partner is American Property Investors, Inc. (the 'General Partner'), a Delaware corporation, which is a wholly owned subsidiary of Becton Corp., a Delaware corporation. All of the outstanding capital stock of Becton Corp. is owned by Carl C. Icahn ('Icahn'). The General Partner's principal business address is 100 South Bedford Road, Mt. Kisco, New York 10549, and its telephone number is (914) 242-7700. AREP's business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership (the 'Subsidiary' or 'AREH'), in which AREP owns a 99% limited partnership interest. The General Partner also acts as the general partner for the Subsidiary. The General Partner has a 1% general partnership interest in each of AREP and the Subsidiary. References to AREP herein include the Subsidiary, unless the context otherwise requires. As of March 1, 2004, affiliates of Icahn owned 39,896,836 units representing AREP limited partner interests (the 'Depositary Units'), representing approximately 86.5% of the outstanding Depositary Units, and 8,477,139 cumulative pay in kind redeemable preferred units representing AREP limited partner interests (the 'Preferred Units'), representing approximately 86.5% of the outstanding Preferred Units. See Item 12 -- 'Security Ownership of Certain Beneficial Owners and Management.'

GENERAL DESCRIPTION OF BUSINESS

    The Company and its consolidated subsidiaries are engaged in, rental real estate operations; hotel, casino and resort operations; land, house and condominium development; participation in and management of oil and gas properties; and investment in securities, including investment in equity and debt securities. As of March 1, 2004, AREP owned 121 separate real estate assets primarily consisting of fee and leasehold interests in 28 states. For additional information, see Item 2 -- 'Properties.' The Company intends to operate its business in such a manner that the Company will not be deemed to be an investment company under the Investment Company Act of 1940, as amended (the '1940 Act').

    AREP's primary business strategy in recent years has been to seek to acquire undervalued assets, including land parcels for future residential and commercial development, commercial properties, assets in the gaming and entertainment industries, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts, debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. In addition to holding real property, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of assets under development, as well as experienced personnel. As noted below, AREP is attempting to market its rental real estate portfolio. It intends to use the proceeds from real estate asset sales to attempt to further diversify its business operations outside of real estate, including but not limited to sectors such as insurance and oil and gas and gaming, as well as in real estate if opportunities to do so at favorable prices are found. No assurance can be given that either the attempt to market the real estate portfolio will be successful or that, if successful, the proceeds from such asset sales can be used to acquire businesses and investments at prices or at projected returns which are deemed favorable.

    Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Many of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants.

    Due to favorable real estate market conditions and the mature nature of the Company's real estate portfolio, AREP has engaged CB Richard Ellis, Inc., a national real estate brokerage company, to assist it in obtaining offers for its rental real estate portfolio. In total, the Company is currently marketing for sale properties with a book value aggregating approximately $340 million, which are individually encumbered by mortgage debt which in the aggregate totals approximately $180 million. There can be no assurances that the Company will be successful in obtaining purchase offers at acceptable prices or that sales will be concluded. By the end of the year 2006, net leases representing approximately 22% of AREP's net annual rentals from its real estate portfolio or approximately 2.1% of AREP's total revenues for 2003 will be due for renewal, and by the end of the year 2008, net leases representing approximately 31% of AREP's net annual rentals or approximately 3% of AREP's total revenues for 2003 will be due for renewal. Since many of AREP's properties are net-leased to single corporate tenants, it may be difficult to sell those properties that existing tenants decline to re-let.

    Depending upon the tax basis of any properties being sold by the Company and their sales price, the Company may recognize substantial taxable gain in the year in which such properties are sold. Each Depositary Unitholder will be taxed on the Unitholder's allocable gain from such sales (as adjusted for such Unitholder's particular circumstances including the price paid and the purchase date of the units). AREP believes there will be favorable opportunities to utilize the proceeds from such sales. Therefore, it is AREP's intention not to distribute any portion of the sales proceeds to the Unitholder.

    For each of the years ended December 31, 2003, 2002 and 2001, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 2003, 2002 and 2001, Portland General Electric Company ('PGEC') occupied a property (the 'PGEC Property') which represented approximately 14% of the carrying value of AREP's total real estate assets leased to others. The PGEC property is currently under contract of sale. The sale is subject to purchaser being satisfied with its due diligence and to other conditions, and, as a result, may never be consummated. See Item 2 -- 'Properties.'

    Management believes that while there are still opportunities available to acquire investments that are undervalued, acquisition opportunities in the real estate market for value-added investors have become competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that are sought. These investments may not be readily financeable and may not generate immediate positive cash flow for AREP. There can be no assurance that any asset acquired by AREP, whether in the real estate sector or otherwise, will increase in value or generate positive cash flow. AREP intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its portfolio.

    AREP has in recent years made investments in the gaming industry through its ownership of Stratosphere Hotel and Casino in Las Vegas, Nevada and through its purchase of securities of the entity which owns the Sands Hotel in Atlantic City, New Jersey. A subsidiary of AREP, formed for this purpose, entered into an agreement in January 2004 to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder from Carl C. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. The closing of the acquisition is subject to certain conditions, including among other things, obtaining all approvals necessary under the gaming laws. That subsidiary issued and sold debt securities aggregating $215 million in principal amount to finance the acquisition and the proceeds of such sale remain in escrow pending completion of such acquisition. The amount raised in excess of the acquisition cost and expenses will be used to repay intercompany debt and for general business purposes by AREP and its subsidiaries. AREP is considering additional gaming industry investments. Such investments may be made in the form of acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to AREP.

    The Company made an investment in the oil and gas industry and may consider additional energy related investments. In October 2003, AREP acquired and presently holds approximately 50.1% of the outstanding equity and all of the outstanding debt securities of National Energy Group. Inc. which it acquired from an affiliate of Carl C. Icahn. (See Item 1 'Recent
Acquisitions/Investments -- National Energy Group, Inc.').

    In furtherance of its effort to diversify its holdings, AREP intends to seek other business opportunities which would include acquiring or starting businesses in sectors such, as insurance in which AREP has had no experience to date but which would be identified as potential growth areas.

    Furthermore, AREP may continue to acquire real estate based assets and may continue to originate or purchase mortgage or mezzanine loans including non-performing loans. AREP may seek to acquire non-performing loans with a view to acquiring title to or control over the underlying properties. AREP also may retain purchase money mortgages in connection with its sale of portfolio properties, on such terms as the General Partner deems appropriate at the time of sale.

    In August 1996, AREP amended the Partnership Agreement ('the Amendment') to permit non-real estate related acquisitions and investments which has allowed and continues to permit AREP to take advantage of investment opportunities it believes exist outside of the real estate market in order to seek to enhance Unitholder value and further diversify its assets. The equity securities in which AREP may invest may include common stocks, preferred stocks and securities convertible into common stocks, as well as warrants to purchase such securities. The debt securities in which AREP may invest may include bonds, debentures, notes, mortgage-related securities and municipal obligations. Certain of such securities may include lower rated securities which may provide the potential for higher yields and therefore may entail higher risk. In addition, AREP may engage in various investment techniques, such as options and futures transactions, foreign currency transactions and leveraging for either hedging or other purposes. AREP intends to conduct its activities in such a manner so as not to be deemed an investment company under the 1940 Act. Generally, this means that AREP does not intend to invest in securities as its primary business and that no more than 40% of AREP's total assets will be invested in investment securities as such term is defined in the 1940 Act. In addition, AREP intends to structure its investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly-traded partnership rules of the Internal Revenue Code.

    All decisions with respect to the improvement, expansion, acquisition, disposition, development, management, financing or refinancing of properties or other investments are at the sole discretion of the General Partner.

PARTNERSHIP DISTRIBUTIONS

    On March 15, 2004, AREP announced that no distributions on its Depositary Units are expected to be made in 2004. AREP continues to believe that it should hold and utilize in its business, rather than distribute, cash. No distributions were made in 2003, 2002 or 2001. AREP intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures. Proceeds from real estate asset sales will be utilized to attempt to further diversify its business operations outside of real estate, including but not limited to sectors such as insurance and oil and gas and gaming, as well as in real estate if opportunities to do so at favorable prices are found. AREP will seek investments that provide rates of return in excess of AREP's cost of capital. Obviously, making such acquisitions or achieving such returns cannot be assured. See Item 5 -- 'Market for AREP's Common Equity and Related Security Holder Matters -- Distributions' and Item 7 -- 'Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity.'

    On March 31, 2003, AREP distributed to holders of record of its Preferred Units as of March 14, 2003, 466,548 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 23, 2004, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable March 31, 2004 to holders of record as of March 12, 2004. In February 2004, the number of authorized Preferred Units was increased to 10,400,000.

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

    AREP has made investments in assets related to the gaming industry and will consider additional investment opportunities in the gaming industry and investments in the entertainment industry. AREP, the General Partner, and the directors and officers of the General Partner have obtained licenses from the New Jersey Casino Control Commission and Nevada Gaming Commission with the exception of Keith A. Meister whose application is currently on file with the Nevada Gaming Commission. Investments in the gaming and entertainment industries involve significant risks, including those relating to competitive pressures and political and regulatory considerations. International tensions have decreased leisure travel which has negatively affected many casino properties. Also, in recent years there have been several new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the operating margins and investment returns. As new openings and expansion projects have been completed, supply has grown more quickly than demand in some areas, and competition has increased. Likewise, an increase in supply often leads to increases in complimentary and promotional expenses in the industry. AREP believes that these market conditions will lead some gaming and entertainment properties to become available for restructuring or purchase and will create potential investments for opportunistic buyers such as AREP, and AREP intends to pursue such additional investments in the gaming and entertainment industries.

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

    While AREP believes opportunities in real estate related acquisitions continue to remain available, such acquisition opportunities for value-added investors are competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide attractive returns. These investments may not be readily financeable and may not generate immediate positive cash flow for AREP. As such, they require AREP to maintain a strong capital base in order to react quickly to these market opportunities as well as to allow AREP the financial strength to develop or reposition these assets. While this may impact cash flow in the near term and there can be no assurance that any asset acquired by AREP will increase in value or generate positive cash flow, AREP intends to focus on assets that it believes may provide opportunities for long-term growth and further its objective to diversify its business.

NON-REAL ESTATE RELATED INVESTMENTS

    In addition to real estate investments, AREP will also invest in securities of companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate. Such investments will further diversify AREP's assets and may include other business opportunities through majority owned subsidiaries. AREP will also seek to purchase undervalued securities, so as to maximize total returns consisting of current income and/or capital appreciation. Undervalued securities are those which AREP believes may have greater inherent value than indicated by their then current trading price and/or may lend themselves to 'activist' shareholder involvement. These securities may be undervalued due to market inefficiencies, may relate to opportunities wherein economic or market trends have not been identified and reflected in market value, or may include those in complex or not readily followed securities. Less favorable financial reports, lowered credit ratings, revised industry forecasts or sudden legal complications may result in market inefficiencies and undervalued situations. As is the case with real estate related investments, with regard to non-real estate related investments, AREP may determine to establish an ownership position through the purchase of debt or equity securities of such entities and then negotiate for the ownership or effective control of some or all of the underlying equity in such assets.

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

RECENT ACQUISITIONS/INVESTMENTS

    NOTE RECEIVABLE -- AFFILIATE

    On October 17, 2003, Carl C. Icahn ('Icahn') Chairman of the Board of the General Partner, repaid the $250 million loan which had been made to him by AREP on December 27, 2001. AREP made the two-year $250 million loan to Mr. Icahn, secured by securities consisting of (i) approximately $250 million aggregate market value of AREP's units owned by Mr. Icahn and (ii) shares of a private company owned by Mr. Icahn, which shares have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. AREP returned the collateral on October 17, 2003, the date the loan was repaid. The interest on the loan was payable semi-annually, at a per annum rate equal to the greater of (i) 3.9% and (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rate in 2003 was 3.9% and in 2002 ranged from 3.9% to 4.03%. Interest income of approximately $7.9 million and $9.9 million was earned by AREP on this loan in 2003 and 2002, respectively. AREP entered into this transaction to earn interest income on a secured investment. The terms of this transaction were reviewed and approved by the Audit Committee.

    NATIONAL ENERGY GROUP, INC.

    In October 2003, pursuant to a Purchase Agreement dated as of May 16, 2003, AREP acquired certain debt and equity securities of National Energy Group, Inc. ('NEG') from entities affiliated with Carl C. Icahn for an aggregate consideration of approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities. The agreement was reviewed and approved by the Audit Committee which was advised by its independent financial advisor and legal counsel. The securities acquired were $148,637,000 in principal amount of outstanding 10 3/4% Senior Notes due 2006 of NEG (representing all of NEG's outstanding debt securities) and 5,584,044 shares of common stock of NEG. As a result of the foregoing transaction and the acquisition by AREP of additional securities of NEG prior to the closing, AREP beneficially owns in excess of 50% of the outstanding common stock of NEG.

    NEG owns a 50% interest in NEG Holding LLC ('Holding LLC'). The other 50% interest in Holdings is held by an Icahn affiliate who is the managing member. Holdings owns NEG Operating LLC ('NEG Operating') which is engaged in the business of oil and gas exploration and production with properties located on-shore in Texas, Louisiana, Oklahoma and Arkansas. NEG Operating owns operating oil and gas properties managed by NEG. Under the Holdings operating agreement NEG is to receive guaranteed payments of approximately $47.9 million and a priority distribution of approximately $148.6 million before the Icahn affiliate receives any monies. Due to the substantial uncertainty that NEG will receive any distribution above the priority and guaranteed payments amounts, NEG accounts for its investment in Holdings as a preferred investment. AREP consolidates NEG in its financial statements. In accordance with generally accepted accounting principles assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests. In August 2003, NEG entered into an agreement to manage Trans Texas Gas Corporation, an Icahn affiliate, for a fee of $312,500 per month.

    HOTEL AND CASINO PROPERTIES

    On January 5, 2004, American Casino & Entertainment Properties LLC ('American Casino'), an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder from Carl C. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. The closing of the acquisition is subject to certain conditions, including among other things, obtaining all approvals necessary under the gaming laws. The terms of the transaction were approved by the Audit Committee. Upon receiving all approvals necessary under gaming laws and upon closing of the acquisition, AREH will transfer 100% of the common stock of Stratosphere Corporation ('Stratosphere') to American Casino. As a result, following the acquisition and contribution, American Casino will own and operate three gaming and entertainment properties in the Las Vegas metropolitan area.

    Also, in January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds will be held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Boulder. American Casino intends to use the proceeds of the offering for the acquisition and to repay intercompany indebtedness and for general business purposes by AREP and its subsidiaries. See Item 1. 'Financing Activities.'

        a. Stratosphere Tower Casino and Hotel

           The Stratosphere, which offers the tallest free-standing observation tower in the United States, is situated on approximately 31 acres of land located at the northern end of the Las Vegas Strip. The facility is a tourist-oriented gaming and entertainment destination property, which has approximately 80,000 square feet of gaming space, 2,444 hotel rooms, eight restaurants and approximately 110,000 square feet of developed retail space. The Stratosphere features three of the most visable amusement rides in Las Vegas. In 2003, Stratosphere's revenues were approximately $163.7 million.

        b. Properties Under Contract

           Arizona Charlie's Decatur

           Arizona Charlie's Decatur is located on approximately 17 acres of land, four miles west of the Las Vegas strip. An estimated 500,000 people live within a five-mile radius of the property. The property is easily accessible from Route 95, a major highway in Las Vegas. Arizona Charlie's Decatur contains approximately 52,000 square feet of gaming space, 258 hotel rooms, four restaurants and three bars. The property targets repeat customers from the surrounding communities. In 2003, Arizona Charlie's Decatur's revenues were approximately $67.9 million.

           Arizona Charlie's Boulder

           Arizona Charlie's Boulder is located on approximately 24 acres of land, seven miles east of the Las Vegas strip, near an I-515 interchange. The I-515 is the most heavily traveled east/west highway in Las Vegas. An estimated 423,000 people live within a five-mile radius of the property. Arizona Charlie's Boulder contains approximately 41,000 square feet of gaming space, 303 hotel rooms, four restaurants and a 202-space recreational vehicle park. As with the Arizona Charlie's Decatur property, the property targets repeat customers from the surrounding communities. In 2003, Arizona Charlie's Boulder's revenues were approximately $31.2 million.

    The ownership and operation of the Las Vegas casinos are subject to the Nevada Gaming Control Act and regulations promulgated thereunder, various local ordinances and regulations, and are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various other county and city regulatory agencies, including the City of Las Vegas.

        c. Sands Hotel and Casino

           The Company owns approximately 3.6 million shares of GB Holdings, Inc. ('GBH'). GBH is the holding company for the Sands Hotel and Casino (the 'Sands').

           The Sands is located in Atlantic City, New Jersey on approximately
       6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 79,000 square feet of gaming space, a hotel with 637 rooms, and related amenities.

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

           The proposed transaction would involve the following:

            An amendment to the existing note indenture to remove certain provisions and covenants and release the liens on the Sands assets; thereby allowing the transfer of these assets and those now held at GBH to a wholly-owned indirect subsidiary of GBH, Atlantic Coast Entertainment Holdings, Inc. ('Atlantic Holdings').

            The solicitation of an exchange of the existing notes for new notes due September 2008, which will bear interest at 3% per annum payable at maturity.

            The payment of $100 per $1,000 in principal amount of the existing notes exchanged plus accrued interest on the existing notes.

            The holders of a majority of the new notes will have an option to convert all such notes into 72.5% of the Atlantic Holdings stock if all of the existing notes participate in the exchange.

            The distribution to the GBH common stockholders of warrants (following the occurrence of certain events) for 27.5% of the common stock of Atlantic Holdings (on a fully diluted basis).

           In connection with the foregoing, Atlantic Holdings has filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (which contains a preliminary prospectus), under the Securities Act of 1933, as amended (the 'Securities Act'), to transfer substantially all of the assets of GBH to Atlantic Holdings and the registration of certain securities to be issued to the stockholders of GBH; and, also on such date, Atlantic Holdings and ACE Gaming, LLC, a newly formed wholly owned subsidiary of Atlantic Holdings, filed with the SEC, a Registration Statement on Form S-4 under the Securities Act, with respect to a consent solicitation and exchange offer with respect to the existing notes. Neither of such Registration Statements has been declared effective. GBH, Atlantic Holdings, Carl Icahn, AREP and others also filed with the SEC a
       Schedule 13e-3, under the Securities and Exchange Act of 1934, with respect to such transactions.

           This transaction is not expected to have a significant impact on the Company's consolidated financial statements.

    DEVELOPMENT PROPERTIES

    In March 2000, AREP acquired Bayswater from Icahn for approximately $84.35 million. Approximately $100 million of cash has been generated from this acquisition, which is being held for investment. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family homes, multi-family homes and residential lots in subdivisions and in planned communities. Bayswater is a subsidiary of AREP. Bayswater is currently developing four residential subdivisions in New York and Florida. In New York, Bayswater has three residential subdivisions under development with approximately 60 high end units remaining to be constructed and sold. Bayswater also has one subdivision in New York that is in the approval process for 50 townhouse units. In Naples, Florida, Bayswater owns one property comprising land zoned for 191 residential condominium units. As previously discussed, earnings from this business segment have declined sharply in 2003 as land inventory is depleted and cannot be replenished cost effectively. In 2004 sales are expected to increase moderately, however, favorable economic conditions, municipal approvals of land inventory or the purchase of approved land are required to continue this upward trend into 2005 and beyond.

    In addition, AREP expects to continue to pursue the approval and development of its New Seabury property in Cape Cod Massachusetts. It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964. However, a regional Massachusetts planning body created in 1989, the Cape Cod Commission, concluded in January 2002 that the New Seabury development is within its jurisdiction for review and approval (the 'Administrative Decision'). In February 2002, New Seabury Properties LLC, an AREP subsidiary and owner of the property, filed a civil complaint in Barnstable County Massachusetts Superior Court appealing the Administrative Decision by the Cape Cod Commission.

    In November 2003, the Court ruled in New Seabury's favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance with the Special Permit and therefore exempt from the Cape Cod Commission's jurisdiction (the Court did not yet rule on the initial proposal). Under the modified development proposal New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. In March 2004, New Seabury moved for Summary Judgment to dispose of remaining claims under all three complaints and to obtain a final judgment from the Court. Under the initial proposal, New Seabury could potentially build up to 675 residential/hotel units and 80,000 square feet of commercial space. The Company cannot predict the effect on the development process if it loses any appeal or if the Cape Cod Commission is ultimately successful in asserting jurisdiction over any of the development proposals. See Item 3. 'Legal Proceedings.'

    PROPERTY TRANSACTIONS

    Due to favorable real estate market conditions and the mature nature of the Company's real estate portfolio, AREP has engaged C.B. Richard Ellis, Inc. to assist it in obtaining offers for its rental real estate portfolio. AREP intends to utilize proceeds from any asset sales to continue to diversify its operations through acquisition and investment in the casino and entertainment sectors and energy industry as well as other businesses possibly including insurance, and additional real estate opportunities seeking to achieve higher rates of return than the current portfolio. In total, the Company is marketing for sale properties with a book value of approximately $340 million individually encumbered by mortgage debt which in the aggregate is approximately $180 million. There can be no assurances that offers satisfactory to AREP will be received and if received that the properties will ultimately be sold at prices acceptable to AREP.

    At March 1, 2004, the Company had 31 properties under contract or as to which letters of intent had been executed by the potential purchaser, all of which contracts or letters of intent are subject to purchaser's due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $277 but the properties are encumbered by aggregate mortgage debt of approximately $144 million which would have to be repaid out of the proceeds of the sales. At December 31, 2003, the carrying value of these properties is approximately

$207 million. In 2003, net income from these properties totalled approximately $4.7 million; interest expense was approximately $11 million; and depreciation and amortization expense was approximately $3.4 million. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties were reclassified to 'Properties Held for Sale' and the related income and expense reclassified to 'Income from Discontinued Operations.'

    In October 2003, AREP sold a property located in Columbia, Maryland to its tenant for approximately $11 million, recognizing a gain of approximately $5.8 million.

    In January 2004, the Company sold five properties tenanted by Alabama Power to its tenant for approximately $10.9 million, recognizing a gain of approximately $6.0 million. Also in January 2004, AREP sold a grocery-anchored shopping center located in Audubon, New Jersey for approximately $7.3 million, recognizing a gain of approximately $6.8 million.

    In conjunction with AREP's reinvestment program, in January 2004, the Company purchased a 34,422 square foot commercial condominium unit located in New York City for approximately $14.5 million. The unit contains a Citibank branch, a furniture store and a restaurant. The annual net operating income is anticipated to be approximately $1 million. AREP is seeking financing for this property.

    MEZZANINE LOANS

    AREP has provided and continues to seek to provide development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company's mezzanine loans accrue interest at approximately 22% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

        a. In the fourth quarter of 2003, the Company received approximately $19 million of condominium sales proceeds from a mezzanine loan on a Florida condominium property. The Company had advanced $12.2 million to the developer. The balance of the payment represents accrued interest of approximately $6.8 million which was recognized as interest income in the year ended December 31, 2003.

        b. At December 31, 2003, AREP had funded two mezzanine loans for approximately $42 million and had commitments to fund, under certain conditions, additional advances of approximately $20 million. One loan in the amount of $31 million is for a Florida condominium development. The second loan in the amount of $11 million is for a New York City hotel with approximately 200 rooms which was completed in November, 2003. At December 31, 2003, accrued interest of approximately $11 million has been deferred for financial statement purposes, pending receipt of principal and interest payments. These loans are due in 2005.

    OTHER INVESTMENTS

    The Company owned equity and debt securities of Philip Services Corp. ('Philip'). In June 2003, Philip announced that it and most of its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code.

    In 2003, prior to the bankruptcy filing, management of the Company determined that it was appropriate to write-off the balance of its investment in Philip common stock by a charge to earnings of approximately $961,000.

    The Company also owned Philip Term and Payment-in-kind notes in the principal amount of approximately $32.7 million; the cost basis of the notes was approximately $22.1 million. For the second quarter of 2003, management of the Company reviewed Philip's financial statements, bankruptcy documents and the prices of recent purchases and sales of the notes and determined this investment to be impaired. Based upon this review, management concluded the fair value of the notes to be approximately $3.3 million; therefore, the Company recorded a write-down of approximately $18.8 million by a charge to earnings in the second quarter of 2003. In December 2003, the Company sold to an unaffiliated third party, approximately $20 million in principal amount of the Notes for approximately $2.6 million recognizing a gain on sale of approximately $438,000. Philip emerged from bankruptcy on December 31, 2003 as a private company controlled by an Icahn affiliate. AREP's remaining interest in the notes will be delivered and exchanged for approximately 443,000 common shares representing a 4.4% equity interest in the new Philip valued at the carrying value of the debt at December 31, 2003 of approximately $1.1 million.

    At December 31, 2003, AREP had investments of approximately $80.5 million in marketable equity and debt securities, including approximately $24.7 million of Sands notes and $51.6 million of corporate bonds. At March 3, 2004, approximately $23 million cost basis of the corporate bonds were sold for approximately $38 million representing a gain of approximately $15 million which will be recognized in the first quarter of 2004.

FINANCING ACTIVITIES

    In January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bears interest at the rate of 7.85% per annum. The proceeds will be held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Boulder. If the acquisition is not consummated by August 31, 2004, then the notes will be redeemed at a price equal to 100% of the aggregate principal amount of the notes, plus accrued interest to the date of redemption.

    The notes will be recourse only to, and will be secured by a lien on the assets of, American Casino and its subsidiaries. The Notes will restrict the ability of those companies, subject to the exceptions set forth in the notes, to: incur additional debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer, lease or sell assets.

    In May 2003, the Company executed a mortgage note secured by a distribution facility located in Windsor Locks, Connecticut and obtained funding in the principal amount of $20 million. The loan bears interest at 5.63% per annum and matures on June 1, 2013. Annual debt service is approximately $1,382,000 per annum based on a 30 year amortization schedule.

LEASING ACTIVITIES

    In 2003, seventeen leases covering seventeen properties and representing approximately $2.2 million in annual rentals expired. Twelve leases originally representing $1.6 million in annual rental income were renewed for $1,388,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of $613,000 were not renewed.

    In 2004, eleven leases covering eleven properties representing approximately $1.8 million in annual rentals are scheduled to expire. Eight leases representing approximately 1.5 million in annual rentals were renewed for approximately $1,458,000. Such renewals are generally for a term of five years. Three properties with annual rentals of approximately $320,000 have not been renewed.

    By the end of the year 2006, net leases representing approximately 22% of AREP's net annual rentals from its real estate portfolio or approximately 2.1% of AREP's total revenues for 2003 will be due for renewal, and by the end of the year 2008, net leases representing approximately 31% of AREP's net annual rentals or approximately 3% of AREP's total revenues for 2003 will be due for renewal. In many of these leases, the tenant has an option to renew at the same rents they are currently paying and in many of the leases the tenant also has an option to purchase the property. AREP believes that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable (either as a result of the condition of the property or its location) or are at above-market rents to expire. AREP expects that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that AREP may be required to incur expenditures to renovate such properties for new tenants. AREP also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant.

BANKRUPTCIES AND DEFAULTS

    AREP is aware that 19 of its present and former tenants have been or are currently involved in some type of bankruptcy or reorganization. Under the Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the Bankruptcy Code limits the amount of damages a landlord, such as AREP, is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that AREP will be able to re-let the property at an equivalent rental. As a result of tenant bankruptcies, AREP has incurred and expects, at least in the near term, to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of AREP's 19 present and former tenants known to be involved in bankruptcy proceedings or reorganization, 14 have rejected their leases, affecting 37 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow (including both the decrease in revenues from lost rents, as well as increased operating expenses).

INSURANCE

    AREP carries customary insurance for its properties and business segments. However AREP does not insure net lease properties where the tenant provides appropriate amounts of insurance. AREP determines on a property by property basis whether or not to obtain terrorism insurance coverage.

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

    The Phase I Environmental Assessments received on these properties inconclusively indicate that certain sites may have environmental conditions that should be further reviewed. AREP has notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases in respect of such sites, based solely upon the consultant's preliminary estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to approximately $2-3 million. However, as no Phase II Environmental Site Investigations have been conducted by AREP, there can be no accurate estimation of the need for or extent of any required remediation. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately 75 updates were completed in 2003. No additional environmental conditions were uncovered.

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

EMPLOYEES

    AREP and its consolidated subsidiaries have approximately 3,000 full and part-time employees, which number of employees fluctuates due to the seasonal nature of certain of its businesses. Most of the employees are employed by AREP's consolidated subsidiaries. Approximately 1,300 employees of

Stratosphere are covered by three collective bargaining agreements. Management believes it currently has sufficient staffing to operate effectively the day-to-day business of AREP.

COMPETITION

    Competition in leasing and buying and selling real property remains strong. As previously discussed, many of AREP's tenants have rights to renew at prior rental rates. AREP's experience is that tenants will renew below market leases and permit leases that are less marketable or at above market rents to expire, making it difficult for AREP to re-let or sell on favorable terms properties vacated by tenants.

    Investments in the gaming and entertainment industries involve significant competitive pressures and political and regulatory considerations. In recent years, there have been many new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect the Company's operating margins and investment returns. The casino/hotel industry is highly competitive. Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas strip hotels and with a few major hotels in downtown Las Vegas. Stratosphere also competes with a large number of hotels and motels located in and near Las Vegas. Stratosphere's Tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas and elsewhere. Many of AREP's competitors offer more products than the Company and have greater name recognition and may have greater resources.

    Competition for the acquisition of approved land for development has intensified and AREP has not been able to replenish its approved land inventory. Competition for the sale of developed land, houses and condominiums is also strong in certain areas of the country. AREP and its consolidated subsidiaries compete in these areas with national real estate developers, some of which have greater financial resources than AREP.

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

ITEM 2. PROPERTIES.

    As of December 31, 2003, AREP owned 128 separate real estate assets (excluding Stratosphere, Bayswater and the Sands). These primarily consist of fee and leasehold interests and, to a limited extent, interests in real estate mortgages in 28 states. Most of these properties are net-leased to single corporate tenants. Approximately 81% of these properties are currently net-leased, 9% are operating properties and 10% are vacant.

    The following table summarizes the type, number per type and average net effective rent per square foot of such properties:

                                             NUMBER        AVERAGE NET EFFECTIVE
TYPE OF PROPERTY                          OF PROPERTIES   RENT PER SQUARE FOOT(1)
----------------                          -------------   -----------------------
Retail..................................       51                  $4.34
Industrial..............................       19                  $2.08
Office..................................       28                  $7.71
Supermarkets............................       12                  $2.67
Banks...................................        5                  $3.20
Other...................................       13                    N/A

---------

(1) Based on net-lease rentals.

    The following table summarizes the number of such properties in each region specified below:

                                                                 NUMBER
LOCATION OF PROPERTY                                          OF PROPERTIES
--------------------                                          -------------
United States:
    Southeast...............................................       55
    Northeast...............................................       31
    South Central...........................................        4
    Southwest...............................................        4
    North Central...........................................       30
    Northwest...............................................        4

    From January 1, 2004 through March 1, 2004, AREP sold or otherwise disposed of 7 properties. In connection with such sales and dispositions, AREP received an aggregate of approximately $18,242,000 in cash, net of closing costs and amounts utilized to satisfy mortgage indebtedness which encumbered such properties.

    As previously discussed, AREP is marketing for sale its rental real estate portfolio. At March 1, 2004, the Company had 31 properties under contract or letter of intent which are subject to purchaser's due diligence and other closing conditions. Selling prices for these properties total approximately $277 million and the properties are individually encumbered by mortgage debt aggregating approximately $144 million which would have to be paid by AREP out of the sale proceeds. At December 31, 2003, the carrying value of these properties is approximately $207 million. In 2003, net income from these properties totalled approximately $4.7 million; interest expense was approximately $11 million; and depreciation and amortization expense was approximately $3.4 million. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties were reclassified to 'Properties Held for Sale' and the related income and expense reclassified to 'Income from Discontinued Operations.'

    For each of the years ended December 31, 2003, 2002, and 2001, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of the gross revenues of AREP. However, at December 31, 2003, 2002, and 2001, Portland General Electric Company ('PGEC') occupied a property, which represented approximately 14% of the carrying value of AREP's total real estate assets leased to others. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity. All of PGEC's common stock is owned by Enron Corp. ('Enron') which has filed for bankruptcy under Chapter 11 of the Federal Bankruptcy Code. PGEC is not included in the filing. In November 2003, Enron agreed to sell PGEC to a newly created company called Oregon Electric Utility Company, LLC. In February 2004, the Bankruptcy Court approved the sale, which will require certain regulatory approvals. AREP is not aware of any conditions of the sale that will affect PGEC's lease obligation. At December 31, 2003 and February 28, 2004, PGEC was current in its rents.

    The PGEC Property is an office complex consisting of three buildings containing an aggregate of approximately 803,000 square feet on an approximate
2.7 acre parcel of land located in Portland, Oregon. The PGEC Property is net-leased to a wholly owned subsidiary of PGEC through September 30, 2018, with two ten-year and one five-year renewal options. The annual rental is $5,137,309 until 2003, $4,973,098 until 2018 and $2,486,549 during each renewal option. PGEC has guaranteed the performance of its subsidiary's obligations under the lease. The lessee has an option to purchase the PGEC Property in September of 2008, 2013 and 2018 at a price equal to the fair market value of the PGEC Property determined in accordance with the lease and is required to make a rejectable offer to purchase the PGEC Property in September 2018 for a price of $15,000,000. A rejection of such offer will have no effect on the lease obligations or the renewal and purchase options.

    AREP has entered into a contract to sell the PGEC property which is subject to the purchaser's due diligence and other conditions. The PGEC property is encumbered by mortgage debt of approximately $33.6 million which will be due on sale.

    AREP owns 100% of Stratosphere. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, located in Las Vegas, Nevada, which is centered around the Stratosphere Tower, the tallest free-standing observation tower in the United States. The hotel and entertainment facility has 2,444 rooms and suites, a 80,000 square foot casino and related amenities. See Item 1 -- 'Recent Acquisitions/Investments.'

    AREP owns, primarily through its Bayswater subsidiary, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and residential lots in subdivisions and in planned communities. See Item 1 -- 'Recent Acquisitions/Investments.'

    AREP, owns a 36% equity interest in GB Holdings, the parent company of the Sands. The Sands owns and operates the Sands Hotel and Casino, located in Atlantic City, New Jersey, containing 637 rooms and suites, a 79,000 square foot casino and related amenities. See Item 1 -- 'Recent Acquisition/Investments').

    AREP owns a resort property in New Seabury, Massachusetts. The New Seabury site is comprised of two golf courses, other recreational facilities, condominium and time share units and land for future residential and commercial development. See Item 3. 'Legal Proceedings.'

ITEM 3. LEGAL PROCEEDINGS.

        a. In January 2002, the Cape Cod Commission, (the 'Commission'), a Massachusetts regional planning body created in 1989, concluded that AREP's New Seabury development is within its jurisdiction for review and approval (the 'Administrative Decision'). It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is therefore exempt from the Commission's jurisdiction and that Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property (the 'Settlement Agreement').

        In February 2002, New Seabury Properties LLC, an AREP subsidiary and owner of the property, filed in Barnstable County Massachusetts Superior Court, a civil complaint appealing the Administrative Decision by the Commission, and a separate civil complaint to find the Commission in contempt of the Settlement Agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment.

        Also, in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction (the Second Administrative Decision). In August 2003, New Seabury filed in Barnstable County Massachusetts Superior Court another civil complaint appealing the Second Administrative Decision to find the Commission in contempt of the Settlement Agreement.

        In November 2003, the Court ruled in New Seabury's favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance with the Special Permit and therefore exempt from the Commission's jurisdiction (the Court did not yet rule on the initial proposal). Under the modified development proposal New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. In February 2004, New Seabury and the Commission jointly moved to consolidate the three complaints into one proceeding. The Court subsequently consolidated the three complaints into one proceeding. In March 2004 New Seabury moved for Summary Judgment to dispose of remaining claims under all three complaints and to obtain a final judgment from the Court. Under the initial proposal, New Seabury could potentially build up to 675 residential/hotel units and 80,000 square feet of commercial space. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

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

        The Stratosphere Parties have evaluated the project and have determined that the amount of $1,004,059, (of which $195,953 and $371,973 were disbursed to Tiffiny and Great Western, respectively) is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1,004,059.

        c. In addition, in the ordinary course of business, AREP, its subsidiaries and other companies in which AREP has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of AREP.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of Unitholders during 2003.

                                    PART II

ITEM 5. MARKET FOR AREP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

MARKET INFORMATION

    AREP's Depositary Units are traded on the New York Stock Exchange ('NYSE') under the symbol 'ACP.' Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the Depositary Units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) from January 1, 2002 through December 31, 2003 is as follows:

QUARTER ENDED:                                                 HIGH     LOW
--------------                                                 ----     ---
March 31, 2002..............................................  $ 9.45   $ 8.75
June 30, 2002...............................................   10.35     8.95
September 30, 2002..........................................    9.75     8.77
December 31, 2002...........................................    9.50     8.40

March 31, 2003..............................................  $10.94   $ 9.26
June 30, 2003...............................................   12.45    10.15
September 30, 2003..........................................   12.80    10.65
December 31, 2003...........................................   17.20    11.55

    On March 1, 2004, the last sales price of the Depositary Units, as reported by the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) was $14.88.

    As of March 1, 2004, there were approximately 8,400 record holders of the Depositary Units.

    Since January 1, 1994, AREP has made no cash distributions with respect to the Depositary Units.

DISTRIBUTIONS

    On March 15, 2004, AREP announced that no distributions on its Depositary Units are expected to be made in 2004. AREP continues to believe that it should hold and utilize in its business, rather than distribute, cash. No distributions were made in 2003, 2002, or 2001. AREP intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures. Proceeds from real estate asset sales will be utilized to attempt to further diversify its business operations outside of real estate, including but not limited to sectors such as insurance and oil and gas and gaming as well as in real estate if opportunities to do so at favorable prices are found. AREP will seek investments that provides rates of return in excess of AREP's cost of capital. Obviously, making such acquisitions or achieving such returns cannot be assured. See Item 7 -- 'Management's Discussion and Analysis of the Financial Condition and Results of Operations -- Capital Resources and Liquidity.'

    As of March 1, 2004, there were 46,098,284 Depositary Units and 9,796,607 Preferred Units outstanding. Trading in the Preferred Units commenced March 31, 1995 on the NYSE under the symbol 'ACP PR.' The Preferred Units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at a rate of 5% of the liquidation preference thereof, payable annually on March 31, or the next succeeding business day thereafter, of each year (each, a 'Payment Date'). On any Payment Date, AREP, with the approval of the Audit Committee, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On or before March 31, 2010, AREP must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption. Holders of Preferred Units will have no voting rights except as mentioned in
Item 10 -- 'Directors and Executive Officers of AREP,' below.

    On March 31, 2003, AREP distributed to holders of record of its Preferred Units as of March 14, 2003, 466,548 additional Preferred Units. Pursuant to the terms of the Preferred Units, on February 23, 2004, AREP declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 31,

2004 to holders of record as of March 12, 2004. In February 2004, the number of authorized Preferred Units was increased to 10,400,000.

    Each Depositary Unitholder will be taxed on the Unitholder's allocable share of AREP's taxable income and gains and, with respect to Preferred Unitholders, accrued guaranteed payments, whether or not any cash is distributed to the Unitholder.

REPURCHASE OF DEPOSITARY UNITS

    AREP announced in 1987 its intention to purchase up to 1,000,000 Depositary Units. On June 16, 1993, AREP increased the number of units authorized to be repurchased to 1,250,000 Depositary Units. As of February 17, 2004, AREP had purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000. AREP recently has not been acquiring Depositary Units, although AREP may from time to time acquire additional Depositary Units.

ITEM 6. SELECTED FINANCIAL DATA

                                                    (IN $000'S EXCEPT PER UNIT AMOUNTS)
                                                          YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------
                                       2003         2002(1)       2001(1)        2000          1999
                                    -----------   -----------   -----------   -----------   -----------
                                                  (RESTATED)    (RESTATED)

Total revenues.                         283,773       353,202       329,527       301,371       287,350
                                    -----------   -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------   -----------
Operating Income..................  $    65,615   $    86,205   $    66,227   $    67,916   $    67,726
Other gains and (losses):
    Provision for loss on real
      estate......................         (750)       (3,212)       (3,184)       (1,351)       (1,946)
    Gain on sale of marketable
      equity and debt
      securities..................        2,607       --              6,749       --             28,590
    Write-down of equity
      securities available for
      sale........................         (961)       (8,476)      --            --            --
    Write-down of mortgages and
      notes receivable............      (18,798)      --            --            --            --
    Gain on sales and disposition
      of real estate..............        7,121         8,990         1,737         6,763        13,971
    (Loss) gain on limited
      partnership interests.......      --             (3,750)      --              3,461       --
    Minority interest in net
      earnings of Stratosphere
      Corporation.................      --             (1,943)         (450)       (2,747)       (1,002)
                                    -----------   -----------   -----------   -----------   -----------
Income from continuing operations
  before income taxes.............       54,834        77,814        71,079        74,042       107,339
Income tax benefit (expense)......        6,495        (7,480)       30,077        (2,533)         (775)
                                    -----------   -----------   -----------   -----------   -----------
Income from continuing
  operations......................       61,329        70,334       101,156        71,509       106,564
                                    -----------   -----------   -----------   -----------   -----------
Discontinued operations:
    Income from discontinued
      operations..................        3,415         3,532         3,678         3,641         1,165
    Gain on sales and disposition
      of real estate..............        3,353       --            --            --            --
                                    -----------   -----------   -----------   -----------   -----------
Income from discontinued
  operations......................        6,768         3,532         3,678         3,641         1,165
                                    -----------   -----------   -----------   -----------   -----------
Net Earnings......................  $    68,097   $    73,866   $   104,834   $    75,150   $   107,729
                                    -----------   -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------   -----------
Net Earnings Attributable to: (see
  note below)
    Limited partners..............  $    59,360   $    63,168   $    66,190   $    72,225   $    93,909
    General partner...............        8,737        10,698        38,644         2,925        13,820
                                    -----------   -----------   -----------   -----------   -----------
Net Earnings......................  $    68,097   $    73,866   $   104,834   $    75,150   $   107,729
                                    -----------   -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------   -----------

                                                  (table continued on next page)

(table continued from previous page)

                                                    (IN $000'S EXCEPT PER UNIT AMOUNTS)
                                                          YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------
                                       2003         2002(1)       2001(1)        2000          1999
                                    -----------   -----------   -----------   -----------   -----------
                                                  (RESTATED)    (RESTATED)
Net earnings per limited
  partnership unit:
    Basic earnings:
        Income from continuing
          operations..............  $      1.09   $      1.20   $      1.26   $      1.40   $      1.93
        Income from discontinued
          operations..............         0.14          0.07           .08           .08           .02
                                    -----------   -----------   -----------   -----------   -----------
    Basic earnings per LP Unit....  $      1.23   $      1.27   $      1.34   $      1.48   $      1.95
                                    -----------   -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------   -----------
Weighted average limited
  partnership units outstanding...   46,098,284    46,098,284    46,098,284    46,098,284    46,098,284
                                    -----------   -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------   -----------
    Diluted earnings:
        Income from continuing
          operations..............  $      1.01   $      1.06   $      1.13   $      1.23   $      1.65
        Income from discontinued
          operations..............         0.12          0.06          0.06           .06           .02
                                    -----------   -----------   -----------   -----------   -----------
    Diluted earnings per LP
      Unit........................  $      1.13   $      1.12   $      1.19   $      1.29   $      1.67
                                    -----------   -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------   -----------
Weighted average limited
  partnership units and equivalent
  partnership units outstanding...   54,489,943    56,466,698    55,599,112    56,157,079    56,078,394
                                    -----------   -----------   -----------   -----------   -----------
                                    -----------   -----------   -----------   -----------   -----------

Note: Earnings of National Energy Group, Inc. (October 2003) and Bayswater
(March 2000), prior to their acquisitions by the Company have been allocated to the General Partner.

At year end:
Real estate leased to others......  $   213,799   $   359,700   $   358,597   $   379,396   $   375,268
Properties held for sale..........  $   128,813   $     4,300   $   --        $   --        $   --
Hotel, casino and resort operating
  properties......................  $   215,775   $   215,776   $   228,181   $   185,253   $   141,829
U.S. Government and agency
  obligations.....................  $    61,573   $   336,051   $   313,641   $   475,267   $   468,529
Cash and cash equivalents.........  $   467,704   $    54,871   $    64,105   $   147,705   $   142,697
Note receivable due from
  affiliate.......................  $   --        $   250,000   $   250,000   $   --        $   --
Marketable equity and debt
  securities......................  $    80,522   $    26,728   $    35,253   $    54,736   $    67,397
Mortgages and notes receivable....  $    50,328   $    56,216   $    35,529   $    19,946   $    10,955
Investment in NEG Holdings LLC....  $    69,346   $   108,880   $    97,654   $   --        $   --
Equity interest in GB Holdings,
  Inc.............................  $    30,854   $    37,280   $    39,936   $    38,359   $   --
Land and construction
  in-progress.....................  $    43,459   $    40,415   $    69,429   $    75,952   $    99,252
Deferred tax asset................  $    82,450   $    25,522   $    30,589   $   --        $   --
Total assets......................  $ 1,489,930   $ 1,560,476   $ 1,584,351   $ 1,422,987   $ 1,364,861
Mortgages payable.................  $   180,989   $   171,848   $   166,808   $   182,049   $   179,387
Due to affiliate..................  $   --        $   --        $    68,805   $    77,521   $   --
Senior notes-Due affiliate........  $   --        $   148,637   $   148,637   $   --        $   --
Liability for Preferred Limited
  Partnership Units...............  $   101,649   $   --        $   --        $   --        $   --
Minority interest.................  $   --        $   --        $    67,433   $    64,907   $    66,307
Partners' equity..................  $ 1,153,448   $ 1,130,176   $ 1,018,224   $ 1,042,725   $ 1,029,308

(1) The Company's consolidated financial statements have been restated in connection with the acquisition of NEG, Inc.

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

    The Company and its consolidated subsidiaries are engaged in rental real estate operations; hotel, casino and resort operations; land, house and condominium development; participation in and management of oil and gas properties; and investment in securities, including investment in equity and debt securities. As of March 1, 2004, AREP owned 121 separate real estate assets primarily consisting of fee and leasehold interests in 28 states. For additional information, see Item 2 -- 'Properties.' The Company intends to operate its business in such a manner that the Company will not be deemed to be an investment company under the Investment Company Act of 1940, as amended (the '1940 Act').

    AREP's primary business strategy in recent years has been to seek to acquire undervalued assets, including land parcels for future residential and commercial development, commercial properties, assets in the gaming and entertainment industries, non-performing loans and securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts, debt or equity securities of companies which may be undergoing restructuring and sub-performing properties that may require active asset management and significant capital improvements. In addition to holding real property, AREP may consider the acquisition or seek effective control of land development companies and other real estate operating companies which may have a significant inventory of assets under development, as well as experienced personnel. As noted below, AREP is currently attempting to market for sale its rental real estate portfolio. It intends to use the proceeds from real estate asset sales thereof to further diversify its business operations outside of real estate, including but not limited to areas such as insurance and oil and gas and gaming, as well as in real estate if opportunities to do so at favorable prices are found. No assurance can be given that either the attempt to market the real estate portfolio will be successful or that, if successful, the proceeds thereof can be used to acquire businesses and investments at prices or at projected returns which are deemed favorable.

    Historically, the properties owned by AREP have been primarily office, retail, industrial, residential and hotel properties. Many of the real estate assets currently owned by AREP were acquired from the Predecessor Partnerships and such assets generally are net-leased to single, corporate tenants.

GENERAL

    Due to favorable real estate market conditions and the mature nature of the Company's real estate portfolio, AREP has engaged CB Richard Ellis, Inc., a national real estate brokerage company, to assist it in obtaining offers for its rental real estate portfolio. In total, the Company is currently marketing for sale properties with a book value of approximately $340 million, individually encumbered by mortgage debt which, in the aggregate, is approximately $180 million. AREP intends to utilize proceeds from real estate asset sales to further diversify its business operations outside of real estate including but not limited to sectors such as insurance and oil and gas and gaming as well as in real estate if opportunities to do so at favorable prices are found. There can be no assurances that the Company will be successful in obtaining purchase offers at acceptable prices.

    AREP believes that it will benefit from further diversification of its portfolio of assets. To accomplish its investment objectives, AREP will consider additional investment in the casino and entertainment sectors and the energy industry as well as other business and real estate opportunities. Additionally, in selecting future real estate investments, AREP intends to focus on assets that it believes are undervalued in the real estate market, which investments may require substantial liquidity to maintain a competitive advantage. From time to time AREP has discussed and in the future may discuss and may make such acquisitions from Icahn, the General Partner or their affiliates, provided the terms thereof are fair and reasonable to AREP. Despite the substantial capital pursuing real estate opportunities, AREP believes that there are still opportunities available to acquire investments that are undervalued. These may include commercial properties, undeveloped land, assets in the gaming and entertainment industries, non-performing loans, the securities of entities which own, manage or develop significant real estate assets, including limited partnership units and securities issued by real estate investment trusts and the acquisition of debt or equity securities of companies which may be undergoing restructuring and underperforming properties that may require active asset management and significant capital improvements. As noted above, AREP has made investments in the gaming industry, and may consider additional gaming industry investments and investments related to the entertainment industry. Such investments may include additional casino properties and those in the entertainment field, such as movie theater interests and the financing of, and investment in, the movie production and distribution industries. With respect to gaming and entertainment industry investments, AREP believes that there may be synergies between production companies for movies and live entertainment and supplying entertainment content to hotels and casinos. Such investments may be made in the form of acquisitions from, or in joint venture or co-management with, Icahn, the General Partner or their affiliates, provided that the terms thereof are fair and reasonable to AREP.

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

    By the end of the year 2006, net leases representing approximately 22% of AREP's net annual rentals from its real estate portfolio (or approximately 2.1% of AREP's total revenues for 2003) will be due for renewal, and by the end of the year 2008, net leases representing approximately 31% of AREP's net annual rentals (or approximately 3% of AREP's total revenues for 2003) will be due for renewal. Since most of AREP's properties are net-leased to single, corporate tenants, it may be difficult and time-consuming to sell those properties that existing tenants decline to re-let and AREP may be required to incur expenditures to renovate such properties for new tenants. In addition, AREP may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties, which are presently the responsibility of the tenant. As a result, AREP could experience an adverse impact on net cash flow in the future from such properties.

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

    AREP has notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, based solely upon the consultant's estimates resulting from its Phase I Environmental Site Assessments referred to above, it is presently estimated that AREP's exposure could amount to $2-3 million, however, as no Phase II Environmental Site Assessments have been conducted by the consultants, there can be no accurate estimation of the need for or extent of any required remediation, or the costs thereof. In addition, AREP notified all tenants of the Resource Conservation and Recovery Act's ('RCRA') December 22, 1998 requirements for regulated underground storage tanks. AREP may, at its own cost, have to cause compliance with RCRA's requirements in connection with vacated properties, bankrupt tenants and new acquisitions. Phase I Environmental Site Assessments will also be performed in connection with new acquisitions and with such property refinancings as AREP may deem necessary and appropriate. AREP is in the process of updating its Phase I Site Assessments for certain of its environmentally sensitive properties including properties with open RCRA requirements. Approximately 75 updates were completed in 2003; no additional environment conditions were discovered.

RESULTS OF OPERATIONS

CALENDAR YEAR 2003 COMPARED TO CALENDAR YEAR 2002

    Gross revenues decreased by $69,729,000, or 19.7%, during the year ended December 31, 2003 as compared to the same period in 2002. This decrease reflects decreases of $62,759,000 in land, house and condominium sales, $7,801,000 in interest income on U.S. Government and Agency Obligations and other investments, $3,771,000 in equity in earnings of GB Holdings, Inc., $2,737,000 in accretion of investment in NEG Holding LLC, $1,607,000 in financing lease income and $93,000 in hotel and resort operating income partially offset by increases of $7,386,000 in hotel and casino operating income, $982,000 in rental income, $341,000 in dividend and other income and $330,000 in NEG management fee. The decrease in land, house and condominium sales is primarily due to a decrease in the number of units sold, as approved land inventory has been depleted by sales. The decrease in interest income on U.S. Government and Agency obligations and other investments is primarily attributable to the prepayment of the Icahn loan in 2003 and a decline in interest rates on U.S. Agency obligations as higher rate bonds were called in 2002. The decrease in equity in earnings of GB Holdings, Inc. is due to decreased casino revenue primarily attributable to a reduction in the number of table games as new slot machines were added in 2002. This business strategy had a negative effect on casino operations and was changed in 2003 to focus on the mid to high-end slot customer with a balanced table game business. The decrease in accretion of investment in NEG Holding LLC is primarily attributable to priority distributions received from NEG Holding LLC in 2003. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization. The increase in hotel and casino operating income is primarily attributable to an increase in hotel, food and beverage revenues and a decrease in promotional allowances. The average daily rate ('ADR') increased $3 to $51 and percentage occupancy increased approximately 0.2% to 89.8%. The increase in rental income is primarily attributable to a property acquisition and reclassifications of financing leases to operating leases.

    Expenses decreased by $49,139,000 or 18.4%, during the year ended
December 31, 2003 as compared to the same period in 2002. This decrease reflects decreases of $45,511,000 in the cost of land, house and condominium sales, $6,729,000 in interest expense, $1,284,000 in hotel and resort operating expenses and $53,000 in general and administrative expenses partially offset by increases of $3,770,000 in hotel and casino operating expenses, $566,000 in rental property expenses and $102,000 in depreciation and amortization. The decrease in the cost of land, house and condominium sales is due to decreased sales as discussed above. Costs as a percentage of sales decreased from 72% in 2002 to 69% in 2003. The decrease in interest expense is primarily due to repayment of debt by NEG and the purchase by AREP of the NEG notes in October 2003. The decrease in hotel and resort operating expenses is due to a decrease in payroll and related expenses. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales decreased from 84% in 2002 to 83% in 2003.

    Operating income decreased during the year ended December 31, 2003 by $20,590,000 compared to the same period in 2002 as detailed above.

    Earnings from land, house and condominium operations decreased significantly in the year ended December 31, 2003 compared to the same period in 2002 due to a decline in inventory of completed units available for sale. Based on current information, sales will increase moderately during 2004, however municipal approval of land inventory or the purchase of approved land is required to continue this upward trend into 2005 and beyond.

    Earnings from hotel, casino and resort properties are expected to be constrained by recessionary pressures, international tensions and competition.

    Gain on property transactions from continuing operations decreased by $1,869,000 during the year ended December 31, 2003 as compared to the same period in 2002 due to the size and number of transactions.

    A provision for loss on real estate of $750,000 was recorded in the year ended December 31, 2003 as compared to $3,212,000 in 2002. In 2002, there were more properties vacated due to tenant bankruptcies than in 2003.

    A write-down of marketable equity securities available for sale of $961,000 was recorded in the year ended December 31, 2003 as compared to a write-down of $8,476,000 in 2002. These write-downs relate to the Company's investment in Philip which filed for bankruptcy protection in June 2003.

    A write-down of mortgages and notes receivable of $18,798,000, pertaining to the Company's investment in the Philip Notes, was recorded in the year ended December 31, 2003. There was no such write-down in the comparable period of 2002. In 2003, management of the Company reviewed Philip's financial statements and other data and determined this investment to be impaired.

    A write-down of a limited partnership investment in a biotechnology partnership of $3,750,000 was recorded in the year ended December 31, 2002. There was no such write-down in 2003.

    A gain on sale of marketable equity securities of $2,607,000 was recorded in the year ended December 31, 2003. There was no such gain in the comparable period of 2002.

    Minority interest in the net earnings of Stratosphere Corporation was $1,943,000 during the year ended December 31, 2002. As a result of the acquisition of the minority interest in December 2002, there was no minority interest in Stratosphere in 2003 and none thereafter.

    Income from continuing operations before income taxes decreased by $22,980,000 in the year ended December 31, 2003 as compared to the same period in 2002 as detailed above.

    An income tax benefit of $6,495,000 was recorded in the year ended December 31, 2003 as compared to an expense of $7,480,000 in the comparable period of 2002. The effective tax rate on earnings of taxable subsidiaries was positively affected in 2003 by a reduction in the valuation allowance in deferred tax assets. The Company expects its effective tax rate to increase significantly in 2004.

    Income from continuing operations decreased by $9,005,000 in the year ended December 31, 2003 as compared to the same period in 2002 as detailed above.

    Income from discontinued operations increased by $3,236,000 in the year ended December 31, 2003 as compared to the same period in 2002 due to gains on property dispositions.

    Net earnings for the year ended December 31, 2003 decreased by $5,769,000 as compared to the year ended December 31, 2002 primarily due to a write-down of mortgages and notes receivable ($18.8 million), decreased earnings from land, house and condominium operations ($17.2 million), decreased interest income ($7.8 million) and decreased equity in earnings of GB Holdings ($3.5 million), partially offset by decreased income tax expense ($14.0 million), a decrease in write-down of equity securities available for sale ($7.5 million), decreased interest expense ($6.7 million), decreased write-down of limited partnership interests ($3.8 million), increased earnings from hotel and casino operations ($3.6 million), increased gain on the sale of marketable equity securities ($2.6 million) and an increase in income from discontinued operations ($3.2 million).

CALENDAR YEAR 2002 COMPARED TO CALENDAR YEAR 2001

    Gross revenues increased by $23,975,000, or 7.3%, during the year ended December 31, 2002 as compared to the same period in 2001. This increase reflects increases of $23,045,000 in accretion of investment in NEG Holding LLC, $20,458,000 in land, house and condominium sales, $11,961,000 in hotel and casino operating income, $4,938,000 in NEG management fee, $2,179,000 in hotel and resort operating income and $465,000 in rental income partially offset by decreases of $33,176,000 in oil and gas operating income, $2,213,000 in financing lease income, $2,157,000 in dividend and other income, $1,502,000 in equity in earnings of GB Holdings, Inc. and $23,000 in interest income on U.S. Government and Agency obligations and other investments. The increase in accretion of investment in NEG Holding LLC and the management fee are due to the partial year of 2001 which began May 1 as a result of the bankruptcy reorganization. Prior to that time, NEG directly owned and operated oil and natural gas properties. The increase in land, house and condominium sales is primarily attributable to higher selling prices and an increase in the number of units sold, due to a strong residential housing market and low mortgage rates. The increase in hotel and casino operating income is primarily attributable to an increase in gaming and hotel revenues as a result of increased capacity brought about by the hotel expansion. The average daily rate ('ADR') remained at $48 during the years ended December 31, 2002 and 2001; however, percentage occupancy decreased 4% to 89.6%. The increase in hotel and resort operating income is primarily attributable to increased revenues at New Seabury as prior year's revenues were negatively impacted by construction activities. The decrease in financing lease income is the result of lease expirations, reclassification of financing leases and normal financing lease amortization. The decrease in dividend and other income is primarily due to lease termination and deferred maintenance payments received from tenants in 2001.The decrease in equity earnings of GB Holdings, Inc. is due to decreased casino revenue, primarily attributable to a reduction in the number of table games as new slot machines were added in 2002, which was partially offset by decreased promotional allowances and decreased casino expenses. In addition, GB Holdings recorded an impairment loss on certain property expansion costs determined to be unusable.

    Expenses increased by $3,997,000, or 1.5%, during the year ended
December 31, 2002 as compared to the same period in 2001. This increase reflects increases of $12,041,000 in the cost of land, house and condominium sales, $3,703,000 in hotel and casino operating expenses, $1,692,000 in rental property expenses, $1,574,000 in hotel and resort operating expenses and $1,123,000 in general and administrative expenses partially offset by decreases of $7,400,000 in interest expense, $5,569,000 in oil and gas operating expenses and $3,167,000 in depreciation and amortization. The increase in the cost of land, house and condominium sales is due to increased sales as explained above. Costs as a percentage of sales declined from 77% in 2001 to 72% in 2002 primarily due to higher margin sales in 2002. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Costs as a percentage of sales declined from 89% in 2001 to 84% in 2002 as hotel and casino revenues increased at a greater rate than hotel and casino expenses due to the hotel expansion. The increase in property expenses is primarily due to an increase in expenses related to off-lease properties and expenses of the New Seabury development litigation of approximately $1 million. The increase in hotel and resort operating expenses is primarily attributable to increased costs associated with increased revenues at New Seabury. Costs as a percentage of sales decreased from 86% in 2001 to 85% in 2002. The decrease in interest expense is primarily due to the repayment of debt to affiliates in May 2002 in connection with the Sands repurchase obligation, as well as decreased interest rates prior to repayment of this debt. The decrease in oil and gas operating expenses is due to the partial year of 2001 as explained above. The decrease in depreciation and amortization expense is primarily attributable to NEG contributing its operating properties to NEG Holdings in May 2001.

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

    Operating income increased during the year ended December 31, 2002 by $19,978,000 as compared to the same period in 2001.

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

    Income from operations before income taxes increased by $6,735,000 in the year ended December 31, 2002 as compared to the same period in 2001 as detailed above.

    The income tax expense was $7,480,000 for the year ended December 31, 2002 as compared to an income tax benefit of $30,077,000 for the comparable period of 2001.

    Income from continuing operations decreased by $30,822,000 in the year ended December 31, 2002 as compared to the same period of 2001.

    Income from discontinued operations decreased by $146,000 for the year ended December 31, 2002 as compared to the same period of 2001.

    Net earnings for the year ended December 31, 2002 decreased by $30,968,000 as compared to the year ended December 31, 2001 primarily due to increased income tax expense ($37.6 million), a write-down of equity securities available for sale ($8.5 million), decreased gain on sale of marketable equity securities ($6.7 million) and the write-down of a limited partnership investment ($3.8 million) partially offset by increased earnings from land house and condominium operations ($8.4 million) increased earnings from hotel and casino operations ($8.3 million) and increased gain on sale of real estate ($7.3 million).

CAPITAL RESOURCES AND LIQUIDITY

    Net cash provided by operating activities was $18.5 million for the year ended December 31, 2003 as compared to $100.1 million in the comparable period of 2002. This decrease resulted primarily from a decrease in the land, house and condominium operations ($45.6 million) and the payment of accrued interest on senior notes ($41.7 million) and an increase in cash flow from other operations ($5.7 million).

    The following table reflects the Company's contractual cash obligations, as of December 31, 2003, due during the indicated periods (in $millions):

                                               LESS THAN   1 - 3   4 - 5    AFTER
                                                1 YEAR     YEARS   YEARS   5 YEARS   TOTAL
                                                ------     -----   -----   -------   -----
Mortgages payable............................    $ 6.5     $28.2   $68.0   $ 78.3    $181.0
Mezzanine loan commitments...................     20.0      --      --       --        20.0
Construction and development obligations.....     23.0      --      --       --        23.0
                                                 -----     -----   -----   ------    ------
    Total....................................    $49.5     $28.2   $68.0   $ 78.3    $224.0
                                                 -----     -----   -----   ------    ------
                                                 -----     -----   -----   ------    ------

    In 2003, seventeen leases covering seventeen properties and representing approximately $2.2 million in annual rentals expired. Twelve leases originally representing $1.6 million in annual rental income were renewed for $1,388,000 in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of $613,000 were not renewed.

    In 2004, eleven leases covering eleven properties and representing approximately $1.8 million in annual rentals are scheduled to expire. Eight leases representing $1.5 million in annual rental income were renewed for $1,458,000 in annual rentals. Such renewals are generally for a term of five years. Three properties with annual rentals of $320,000 were not renewed.

    On March 15, 2004, AREP announced that no distributions on its Depositary Units are expected to be made in 2004. AREP continues to believe that it should continue to hold and invest, rather than distribute, cash. AREP intends to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures. Proceeds from real estate asset sales will be utilized to further diversify its business operations outside of real estate, including but not limited to sectors such as insurance and oil and gas and gaming as well as in real estate if opportunities to do so at favorable prices are found. AREP will seek investments that provide returns in excess of AREP's cost of capital. Obviously, achieving such returns can not be assured.

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

    Sales proceeds from the sale or disposal of portfolio properties totaled approximately $20.6 million in 2003. During 2002, such sales proceeds totaled approximately $20.5 million. In May 2003, AREP obtained mortgage financing in the principal amount of $20 million on a distribution facility located in Windsor Locks, Connecticut. In 2002 mortgage financing proceeds were $12.7 million.

    In October 2003, pursuant to a Purchase Agreement dated as of May 16, 2003, AREP acquired all of the debt and 50% of the equity securities of National Energy Group, Inc. from entities affiliated with Carl C. Icahn for an aggregate consideration of approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities.

    Capital expenditures for real estate and hotel, casino and resort operations were approximately $20.1 million during 2003. During 2002, such expenditures totaled approximately $4.8 million. In 2004, capital expenditures are estimated to be approximately $13 million.

    During the year ended December 31, 2003, approximately $10.3 million of principal payments were repaid. During the year ended December 31, 2002, approximately $7.6 million of principal payments were repaid.

    AREP's cash and cash equivalents and investment in U.S. Government and Agency obligations increased by $138.3 million during the year ended
December 31, 2003, primarily due to affiliate loan repayment ($250 million), property sales and refinancing proceeds ($40.6 million), priority distribution from NEG Holding LLC ($40.5 million), net cash flow from operations ($18.5 million), guaranteed payment from NEG Holding LLC ($18.2 million) and other items ($14.9 million) partially offset by the purchase of NEG interests ($148.1 million), purchase of debt securities ($45.1 million), increase in mezzanine loans ($31.1 million) and capital expenditures for real estate and hotel, casino and resort operating properties ($20.1 million).

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

    AREP accounted for its acquisition of NEG as assets transferred between entities under common control which requires that they be accounted for at historical costs similar to a pooling of interests. NEG's investment in Holding LLC constitutes a variable interest entity. In accordance with generally accepted accounting principles, AREP has determined that NEG is not the primary beneficiary of Holding LLC and therefore does not consolidate Holding LLC in its Consolidated Financial Statements.

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

Income Taxes -- No provision has been made for Federal, state or local income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Stratosphere and NEG, the Company's corporate subsidiaries, account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assts and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

    Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2003, it concluded, based on the projected allocations of taxable income, the Company's corporate subsidiaries, National Energy Group, Inc. and Stratosphere Corporation, more likely than not will realize a partial benefit from its deferred tax assets and loss carryforwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's Corporate Subsidiaries' ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Properties -- Properties held for investment, other than those accounted for under the financing method, are carried at cost less accumulated depreciation unless declines in the value of the properties are considered other than temporary at which time the property is written down to net realizable value. A property is classified as held for sale at the time management determines that the criteria in SFAS 144 have been met. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are no longer depreciated and their operations are included in discontinued operations.

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

    AREP invests in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, the Company will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at December 31, 2003, would decline by approximately $200,000.

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

ITEM 8. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

The Partners
AMERICAN REAL ESTATE PARTNERS, L.P.:

    We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in partners' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the Index at Item 15(a)2. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              /s/ KPMG LLP

New York, New York
March 12, 2004

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                 2003         2002
                                                                 ----         ----
                                                                           (RESTATED)
                                                                 (IN $000'S EXCEPT
                                                                 PER UNIT AMOUNTS)
                           ASSETS
Real estate leased to others:
    Accounted for under the financing method (Notes 4, 14
      and 15)...............................................  $  137,356   $  155,458
    Accounted for under the operating method, net of
      accumulated depreciation (Notes 5, 14 and 15).........      76,443      204,242
Properties held for sale (Notes 5 and 14)...................     128,813        4,300
Investment in U.S. Government and Agency obligations
  (Note 6)..................................................      61,573      336,051
Note receivable due from affiliate (Note 12)................      --          250,000
Cash and cash equivalents (Note 2)..........................     467,704       54,871
Marketable equity and debt securities (Note 7)..............      80,522       26,728
Mortgages and notes receivable (Note 11)....................      50,328       56,216
Investment in NEG Holding LLC (Note 10).....................      69,346      108,880
Equity interest in GB Holdings, Inc. (Note 8)...............      30,854       37,280
Hotel, casino and resort operating properties
  net of accumulated depreciation:
    Stratosphere Corporation hotel and casino (Note 9)......     174,249      171,430
    Hotel and resort (Notes 5 and 13).......................      41,526       44,346
Land and construction-in-progress...........................      43,459       40,415
Deferred tax asset (Note 19)................................      82,450       25,522
Receivables and other assets................................      45,307       44,737
                                                              ----------   ----------
        Total...............................................  $1,489,930   $1,560,476
                                                              ----------   ----------
                                                              ----------   ----------
              LIABILITIES AND PARTNERS' EQUITY
Mortgages payable (Notes 4, 5 and 15):
    Real estate leased to others............................  $   98,128   $  171,848
    Properties held for sale................................      82,861       --
                                                              ----------   ----------
                                                                 180,989      171,848
Credit facility due affiliates (Notes 10 and 16)............      --           10,940
Senior notes due affiliates (Notes 10 and 16)...............      --          148,637
Interest payable-senior notes (Note 16).....................      --           44,360
Accounts payable, accrued expenses and other liabilities....      53,844       54,515
Preferred limited partnership units:
    $10 liquidation preference, 5% cumulative pay-in-kind;
      9,900,000 authorized; 9,796,607 issued and outstanding
      as of December 31, 2003 (Note 18).....................     101,649       --
                                                              ----------   ----------
                                                                 336,482      430,300
                                                              ----------   ----------
Commitments and contingencies (Notes 3 and 22)
Limited partners:
    Preferred units, $10 liquidation preference, 5%
      cumulative pay-in-kind redeemable; 9,400,000
      authorized; 9,330,963 issued and outstanding as of
      December 31, 2002 (Note 18)...........................      --           96,808
    Depositary units; 47,850,000 authorized; 47,235,484
      outstanding...........................................   1,184,870    1,071,857
General partner.............................................     (19,501)     (26,568)
Treasury units at cost:
    1,137,200 depositary units (Note 25)....................     (11,921)     (11,921)
                                                              ----------   ----------
Partners' equity (Notes 2, 3 and 17)........................   1,153,448    1,130,176
                                                              ----------   ----------
        Total...............................................  $1,489,930   $1,560,476
                                                              ----------   ----------
                                                              ----------   ----------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (IN $000'S EXCEPT PER UNIT AMOUNTS)

Revenues:
   Hotel and casino operating income (Note 9)...............  $163,701     $156,315      $144,354
   Land, house and condominium sales........................    13,265       76,024        55,566
   Interest income on financing leases......................    13,115       14,722        16,935
   Interest income on U.S. Government and Agency obligations
    and other investments (Notes 11 and 12).................    22,543       30,344        30,367
   Rental income............................................    14,941       13,959        13,494
   Hotel and resort operating income (Note 13)..............    18,504       18,597        16,418
   Accretion of investment in NEG Holding LLC (Note 10).....    30,142       32,879         9,834
   Oil and gas operating income.............................        --           --        33,176
   NEG management fee.......................................     7,967        7,637         2,699
   Dividend and other income (Notes 7 and 11)...............     3,061        2,720         4,877
   Equity in earnings (loss) of GB Holdings, Inc.
    (Note 8)................................................    (3,466)         305         1,807
                                                              --------     --------      --------
                                                               283,773      353,502       329,527
                                                              --------     --------      --------
Expenses:
   Hotel and casino operating expenses (Note 9).............   135,429      131,659       127,956
   Cost of land, house and condominium sales................     9,129       54,640        42,599
   Hotel and resort operating expenses (Note 13)............    14,454       15,738        14,164
   Interest expense (Notes 7, 14, 15 and 18)................    20,640       27,369        34,769
   Oil and gas operating expenses...........................        --           --         5,569
   Depreciation and amortization............................    18,598       18,496        21,663
   General and administrative expenses (Note 3).............    14,081       14,134        13,011
   Property expenses........................................     5,827        5,261         3,569
                                                              --------     --------      --------
                                                               218,158      267,297       263,300
                                                              --------     --------      --------
Operating income............................................    65,615       86,205        66,227
Other gains and (losses):
   Provision for loss on real estate........................      (750)      (3,212)       (3,184)
   Gain on sale of marketable equity and debt securities....     2,607           --         6,749
   Write-down of equity securities available for sale
    (Note 7)................................................      (961)      (8,476)           --
   Write-down of mortgages and notes receivable (Note 7)....   (18,798)          --            --
   Gain on sales and disposition of real estate
    (Note 14)...............................................     7,121        8,990         1,737
   Loss on limited partnership interests....................        --       (3,750)           --
   Minority interest in net earnings of stratosphere
    corporation (Note 9)....................................        --       (1,943)         (450)
                                                              --------     --------      --------
Income from continuing operations before income taxes.......    54,834       77,814        71,079
   Income tax benefit (expense) (Note 19)...................     6,495       (7,480)       30,077
                                                              --------     --------      --------
Income from continuing operations...........................    61,329       70,334       101,156
                                                              --------     --------      --------
Discontinued operations:
   Income from discontinued operations......................     3,415        3,532         3,678
   Gain on sales and disposition of real estate.............     3,353           --            --
                                                              --------     --------      --------
Income from discontinued operations.........................     6,768        3,532         3,678
                                                              --------     --------      --------
Net earnings................................................  $ 68,097     $ 73,866      $104,834
                                                              --------     --------      --------
                                                              --------     --------      --------
Net earnings attributable to (Note 3):
   Limited partners.........................................  $ 59,360     $ 63,168      $ 66,190
   General partner..........................................     8,737       10,698        38,644
                                                              --------     --------      --------
                                                              $ 68,097     $ 73,866      $104,834
                                                              --------     --------      --------
                                                              --------     --------      --------
Net earnings per limited partnership unit (Note 2):
   Basic earnings:
      Income from continuing operations.....................  $   1.09     $   1.20      $   1.26
      Income from discontinued operations...................      0.14         0.07          0.08
                                                              --------     --------      --------
   Basic earnings per LP unit...............................  $   1.23     $   1.27      $   1.34
                                                              --------     --------      --------
                                                              --------     --------      --------
Weighted average limited partnership units outstanding......  46,098,284  46,098,284    46,098,284
   Diluted earnings:
      Income from continuing operations.....................  $   1.01     $   1.06      $   1.13
      Income from discontinued operations...................      0.12         0.06          0.06
                                                              --------     --------      --------
   Diluted earnings per LP unit.............................  $   1.13     $   1.12      $   1.19
                                                              --------     --------      --------
                                                              --------     --------      --------
Weighted average limited partnership units and equivalent
 partnership units outstanding..............................  54,489,943  56,466,698    55,599,112
                                                              ----------  ----------    ----------
                                                              ----------  ----------    ----------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME
            YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (IN $000'S)

                                    GENERAL    LIMITED PARTNERS' EQUITY
                                   PARTNER'S   -------------------------   HELD IN TREASURY     TOTAL
                                    EQUITY     DEPOSITARY     PREFERRED    ----------------   PARTNERS'
                                   (DEFICIT)      UNITS         UNITS      AMOUNTS    UNITS     EQUITY
                                   ---------      -----         -----      -------    -----     ------
Balance, December 31, 2000 (as
  previously reported)...........  $ 22,498    $  944,340      $87,808     $(11,921)  1,137   $1,042,725
NEG, Inc. acquisition
  (Note 1).......................  (119,705)       --           --            --       --       (119,705)
                                   --------    ----------      -------     --------   -----   ----------
Balance, December 31, 2000
  (Restated).....................   (97,207)      944,340       87,808      (11,921)  1,137      923,020
Comprehensive income:
    Net earnings.................    38,644        66,190       --            --       --        104,834
    Reversal of unrealized loss
      on sale of debt
      securities.................        78         3,818       --            --       --          3,896
    Net unrealized losses on
      securities available for
      sale.......................      (269)      (13,257)      --            --       --        (13,526)
                                   --------    ----------      -------     --------   -----   ----------
    Comprehensive income.........    38,453        56,751       --            --       --         95,204
Pay-in-kind distribution
  (Note 18)......................     --           (4,390)       4,390        --       --         --
                                   --------    ----------      -------     --------   -----   ----------
Balance, December 31, 2001
  (Restated).....................   (58,754)      996,701       92,198      (11,921)  1,137    1,018,224
Comprehensive income:
    Net earnings.................    10,698        63,168       --            --       --         73,866
    Reversal of unrealized loss
      on sale of debt
      securities.................       211        10,384       --            --       --         10,595
    Adjustment to reverse
      unrealized loss on
      investment securities
      reclassified to notes
      receivable.................       131         6,451       --            --       --          6,582
    Net unrealized losses on
      securities available for
      sale.......................        (5)         (237)      --            --       --           (242)
                                   --------    ----------      -------     --------   -----   ----------
    Comprehensive income.........    11,035        79,766       --            --       --         90,801
Net adjustment for acquisition of
  minority interest (Note 9).....    21,151        --           --            --       --         21,151
Pay-in-kind distribution
  (Note 18)......................     --           (4,610)       4,610        --       --         --
                                   --------    ----------      -------     --------   -----   ----------
Balance, December 31, 2002
  (Restated).....................   (26,568)    1,071,857       96,808      (11,921)  1,137    1,130,176
Comprehensive income:
    Net earnings.................     8,737        59,360       --            --       --         68,097
    Reversal of unrealized loss
      on sale of debt
      securities.................        15           746       --            --       --            761
    Net unrealized gains on
      securities available for
      sale.......................       183         8,991       --            --       --          9,174
    Sale of marketable equity
      securities available for
      sale.......................        (6)         (274)      --            --       --           (280)
                                   --------    ----------      -------     --------   -----   ----------
    Comprehensive income.........     8,929        68,823       --            --       --         77,752
Pay-in-kind distribution
  (Note 18)......................     --           (2,391)       2,391        --       --         --
Recognition of deferred tax asset
  at date of bankruptcy
  (Note 19)......................       946        46,581       --            --       --         47,527
Capital distribution (Note 1)....    (2,808)       --           --            --       --         (2,808)
Reclassification of Preferred LP
  units to liabilities
  (Note 18)......................     --           --          (99,199)       --       --        (99,199)
                                   --------    ----------      -------     --------   -----   ----------
Balance, December 31, 2003.......  $(19,501)   $1,184,870      $--         $(11,921)  1,137   $1,153,448
                                   --------    ----------      -------     --------   -----   ----------
                                   --------    ----------      -------     --------   -----   ----------

    Accumulated other comprehensive gain (loss) at December 31, 2003, 2002 and 2001 was $9,174, ($242) and ($17,178), respectively.

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (IN $000'S)

                                                                2003         2002         2001
                                                                ----         ----         ----
                                                                          (RESTATED)   (RESTATED)
Cash flows from operating activities:
  Income from continuing operations.........................  $  61,329   $  70,334    $ 101,156
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     18,598      18,496       21,663
     Gain on sale of marketable equity securities...........     (2,607)     --           (6,749)
     Gain on sales and disposition of real estate...........     (7,121)     (8,990)      (1,737)
     Loss on limited partnership interests..................     --           3,750       --
     Provision for loss on real estate......................        750       3,212        3,184
     Write-down of equity securities available for sale.....        961       8,476       --
     Write-down of mortgages and notes receivable...........     18,798      --           --
     Minority interest in net earnings of Stratosphere
       Corporation..........................................     --           1,943          450
     Equity in (earnings) losses of GB Holdings, Inc........      3,466        (305)      (1,807)
     Deferred gain amortization.............................     (2,038)     (2,038)        (849)
     Accretion of investment in NEG HOLDING LLC.............    (30,142)    (32,879)      (9,834)
     Deferred income tax (benefit) expense..................     (7,147)      7,480      (30,077)
     Change in fair market value of derivative contracts....     --          --              716
     Changes in operating assets and liabilities:
        (Increase) decrease in receivables and other
         assets.............................................     (4,106)     24,215        7,753
        (Decrease) increase in accounts payable, accrued
         expenses and other liabilities.....................    (40,503)     (3,037)      (1,359)
     Decrease in receivables and other assets...............      1,424       4,068        4,570
                                                              ---------   ---------    ---------
           Net cash provided by continuing operations.......     11,662      94,725       87,080
                                                              ---------   ---------    ---------
  Income from discontinued operations.......................      6,768       3,532        3,678
     Depreciation and amortization..........................      3,387       2,733        2,534
     Net gain from property transactions....................     (3,353)     --           --
                                                              ---------   ---------    ---------
           Net cash provided by discontinued operations.....      6,802       6,265        6,212
                                                              ---------   ---------    ---------
           Net cash provided by operating activities........     18,464     100,990       93,292
                                                              ---------   ---------    ---------
Cash flows from investing activities:
  Increase in mortgages and notes receivable................    (31,112)    (23,200)     (15,583)
  Repayments of mortgages and notes receivable..............     12,200      23,000       --
  Net proceeds from the sales and disposition of real
    estate..................................................     15,290      20,513        3,656
  Principal payments received on leases accounted for under
    the financing method....................................      5,310       5,941        6,858
  Additions to hotel, casino and resort operating
    property................................................    (19,734)     (4,577)     (62,662)
  Acquisitions of rental real estate........................     --         (18,226)      --
  Additions to rental real estate...........................       (413)       (181)      (1,064)
  Decrease (increase) in investment in U.S.Government and
    Agency Obligations (Note 2).............................    274,478     (22,410)     162,046
  Disposition of marketable equity & debt securities........      3,843      --           17,929
  Disposition proceeds on sale mortgages and notes
    receivable..............................................      2,621
  Increase in marketable equity & debt securities...........    (45,140)     (4,415)      --
  Decrease (increase) in note receivable from affiliate.....    250,000      --         (250,000)
  Decrease in minority interest in Stratosphere Corp........     --         (44,744)      --
  Decrease in investment in Stratosphere Corp...............        788      --           --
  Investment in NEG, INC....................................   (148,101)     --           --
  Investment in NEG Holding LLC.............................     --          --           (4,379)
  Guaranteed payment from NEG Holding LLC...................     18,229      21,653        3,625
  Priority distribution from NEG Holding LLC................     40,506      --           --
  Oil and natural gas acquisition, exploration and
    development expenditures................................     --          --          (26,432)
  Increase (decrease) in due to affiliate...................     --         (68,815)      (8,716)
  Increase in investment in joint ventures..................     --          --           (5,856)
  Other.....................................................        589         197          (29)
                                                              ---------   ---------    ---------
           Net cash provided by (used in) continuing
            operations......................................    379,354    (115,264)    (180,607)
  Cash flows from discontinued operations:
     Net proceeds from the sales and disposition of real
       estate...............................................      5,336      --           --
                                                              ---------   ---------    ---------
           Net cash provided by (used in) investing
            activities......................................    384,690    (115,264)    (180,607)
                                                              ---------   ---------    ---------

                                                  (table continued on next page)

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
            YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (IN $000'S)

(table continued from previous page)

                                                                2003         2002         2001
                                                                ----         ----         ----
                                                                          (RESTATED)   (RESTATED)
Cash Flows From Financing Activities:
  Debt:
     Repayment of credit facility...........................     --          --          (25,000)
     Proceeds from credit facility..........................     --          --           10,940
     Repayment of senior notes..............................     --          --          (10,500)
     Proceeds from mortgages payable........................     20,000      12,700       --
     Payments on mortgages payable..........................     (3,837)       (462)      (6,457)
     Periodic principal payments............................     (6,484)     (7,198)      (6,840)
     Balloon payments.......................................     --          --           (1,756)
                                                              ---------   ---------    ---------
        Net cash provided by (used in) financing
         activities.........................................      9,679       5,040      (39,613)
                                                              ---------   ---------    ---------
Net increase (decrease) in cash and cash equivalents........    412,833      (9,234)    (126,928)
Cash and cash equivalents, beginning of year................     54,871      64,105      191,033
                                                              ---------   ---------    ---------
Cash and cash equivalents at end of year....................  $ 467,704   $  54,871    $  64,105
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
Supplemental information:
  Cash payments for interest, net of amounts capitalized....  $  62,324   $  36,646    $  51,910
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
  Cash payments for income taxes............................  $  --       $  --        $   1,200
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
Supplemental schedule of noncash investing and financing
 activities:
Reclassification of real estate to operating lease..........  $   5,065   $  13,403    $   3,082
Reclassifications from hotel and resort operating
 properties.................................................     --          --           (1,167)
Reclassification of real estate from financing lease........     (5,065)    (13,503)      (9,754)
Reclassification of real estate from operating lease........   (126,263)     --           --
Reclassification of real estate to property held for sale...    126,263         100        6,672
Decrease in mortgages and notes receivable..................     (3,453)     --           --
Decrease in deferred income.................................      2,565      --           --
Increase in real estate accounted for under the operating
 method.....................................................        888      --           --
Reclassification of real estate to (from)
 construction-in-progress...................................     --          --            1,167
Reclassification from marketable equity and debt
 securities.................................................     --         (20,494)      --
Reclassification from receivable and other assets...........     (1,631)
Reclassification to mortgages and notes receivable..........      1,631      20,494       --
                                                              ---------   ---------    ---------
                                                              $  --       $  --        $  --
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
Net unrealized gains (losses) on securities available for
 sale.......................................................  $   9,174   $    (242)   $ (13,526)
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
Increase in equity and debt securities......................  $   1,200   $   2,890    $   2,500
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
Contribution of note from NEG Holding LLC...................  $  10,940   $  --        $  --
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------
Transfer of assets and liabilities to NEG Holding LLC.......  $  --       $  --        $  87,066
                                                              ---------   ---------    ---------
                                                              ---------   ---------    ---------

                See notes to consolidated financial statements.

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

    By virtue of the Exchange, the Subsidiary owns the assets, subject to the liabilities, of the Predecessor Partnerships. The Company owns a 99% limited partner interest in the Subsidiary. American Property Investors, Inc. (the 'General Partner') owns a 1% general partner interest in both the Subsidiary and the Company representing an aggregate 1.99% general partner interest in the Company and the Subsidiary. The General Partner is owned and controlled by Mr. Carl C. Icahn ('Icahn').

    On August 16, 1996 the Company amended its Partnership Agreement to permit non-real estate related acquisitions and investments which has allowed and continues to permit the Company to take advantage of investment opportunities it believes exist outside of the real estate market in order to seek to enhance unitholder value and further diversify its assets. The Amendment permits the Company to invest in securities issued by companies that are not necessarily engaged as one of their primary activities in the ownership, development or management of real estate to further diversify its investments while remaining in the real estate business and continuing to pursue suitable investments in the real estate markets. Under the Amendment, investments may include equity and debt securities of domestic and foreign issuers. The portion of the Company's assets invested in any one type of security or any single issuer will not be limited.

    The Company will conduct its activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940 (the '1940 Act'). Generally, this means that no more than 40% of the Company's total assets will be invested in investment securities as such is defined in the 1940 Act. In addition, the Company does not intend to invest in securities as its primary business and will structure its investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code.

    The Company and its consolidated subsidiaries are engaged in the following operating businesses: (i) rental real estate, (ii) hotel, casino and resort operations, (iii) land, house and condominium development, (iv) participation and management of oil and gas operating properties and (v) investment in securities including investment in other entities and marketable equity and debt securities.

    In March 2000, the Company purchased an additional 50,000 shares of the Stratosphere Corporation ('Stratosphere') from an affiliate of the General Partner resulting in the Company owning approximately 51% of Stratosphere and has included its accounts on a consolidated basis. In December 2002, the Company purchased the remaining 49% minority interest. See Note 9.

    In October 2003, the Company acquired certain debt and equity securities of National Energy Group, Inc. ('NEG') from entities affiliated with Icahn for an aggregate consideration of $148.1 million. NEG owns a 50% interest in NEG Holding LLC ('Holding LLC') which owns oil and gas properties managed by NEG. The other 50% interest in Holding LLC is held by an Icahn affiliate and managing member. In connection with the acquisition of stock in NEG, the excess of cash disbursed over the historical cost which amounted to $2.8 million was charged to the General Partner's equity.

    In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. There is no minority interest allocated to the other NEG stockholders because of NEG's negative equity. See Note 10.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Financial Statements and Principles of Consolidation -- The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and include only those assets, liabilities and results of operations, which relate to the Company and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investments in subsidiaries that are less than 50% owned under the equity method of accounting.

    Net Earnings Per Limited Partnership Unit -- Basic earnings per share are based on earnings after the preferred pay-in-kind distribution to Preferred Unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding.

    Diluted earnings per share uses net earnings attributable to limited partner interests as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred units are considered to be unit equivalents. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased as follows: 8,391,659, 10,368,414 and 9,500,828 limited partnership units for the years ended December 31, 2003, 2002 and 2001, respectively, to reflect the effects of the conversion of preferred units.

    For accounting purposes, NEG's earnings prior to the NEG acquisition in October 2003 have been allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.

    Cash and Cash Equivalents -- The Company considers short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. Included in cash and cash equivalents at December 31, 2003 and 2002 are investments in government backed securities of approximately $378,000,000 and $5,467,000, respectively.

    Marketable Equity and Debt Securities and Investment in U.S. Government and Agency Obligations -- Investments in equity and debt securities are classified as either held-to-maturity or available for sale for accounting purposes. Investments in U.S. Government and Agency Obligations are classified as available for sale. Available for sale securities are carried at fair value on the balance sheet of the Company. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners' Equity. Held-to-maturity securities are recorded at amortized cost.

    A decline in the market value of any held-to-maturity or available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recorded when declared and interest income is recognized when earned.

    Mortgages and Notes Receivable --

    a. The Company has generally not recognized any profit in connection with the property sales in which certain purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received.

    b. The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. Current mezzanine loans accrue interest at approximately 22% per annum. Generally interest is not paid periodically but is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

    Income Taxes -- No provision has been made for Federal, state or local income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Stratosphere and NEG, the Company's corporate subsidiaries, account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    Properties -- Properties held for investment, other than those accounted for under the financing method, are carried at cost less accumulated depreciation unless declines in the values of the properties are considered other than temporary at which time the property is written down to net realizable value. A property is classified as held for sale at the time management determines that the criteria in SFAS 144 have been met. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are no longer depreciated and their operations are included in discontinued operations.

    Depreciation -- Depreciation is computed using the straight-line method over the estimated useful life of the particular property or property components, which range from three to 45 years.

    Use of Estimates -- Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The more significant estimates include the valuation of (i) long-lived assets,
(ii) mortgages and notes receivable (iii) marketable equity and debt securities,
(iv) costs to complete for land, house and condominimum developments,
(v) gaming-related liability and loyalty programs and (vi) deferred tax assets.

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

    Investment in NEG Holding LLC -- Due to the substantial uncertainty that the Company will receive any distribution above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method) (see Note 10). Following receipt of the guaranteed payments and priority distributions, the residual interest in the investment will be valued at zero.

    The Company periodically evaluates the propriety of the carrying amount of its investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value and/or revisions to accretion of income. The Company currently believes that no such impairment has occurred and that no revision to the accretion of income is warranted.

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

    Recent Accounting Standards:

    1. In May 2003, the FASB issued SFAS 150 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.' SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003 and has reclassified its preferred units to a liability account. See Note 18.

    2. In January 2003, the FASB issued FASB Interpretation 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R, issued in December 2003 as a revision to the original interpretation, clarifies the application of ARB 51, Consolidated Financial Statements, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support.

    The Company is required to apply FIN 46R to variable interests created after January 2003. For variable interest entities created prior to January 2003, for which FIN 46 has not been applied prior to December 24, 2003, the interpretation will be applied in reporting periods ending after March 15, 2004.

    The Company has an investment in a variable interest entity, which owns oil and natural gas operating properties. The variable interest entity has net assets of $161 million. The Company has determined that it is not the primary beneficiary of the variable interest entity. The maximum exposure to losses as a result of its involvement with the variable interest entity is $69 million.

3. RELATED PARTY TRANSACTIONS

    a. At December 31, 2002, the Company had a $250 million note receivable from Carl C. Icahn, Chairman of the General Partner, which was repaid in October 2003. (See Note 12).

    b. In addition, in 1997 the Company entered into a license agreement for a portion of office space from an affiliate. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, the Company has the non-exclusive use of 3,547 square feet of office space and common areas (of an aggregate 21,123 rentable square feet sublet by such affiliate) for which it paid $17,068 per month, together with 16.79% of certain 'additional rent'. In November 2000, the Company reduced its office size to approximately 2,275 square feet, which decreased its monthly rental to $11,185 plus 10.77% of certain additional rent. In 2003, 2002 and 2001, the Company paid such affiliate approximately $159,000, $153,000 and $147,000 of rent, respectively, in connection with this licensing agreement. The terms of such sublease were reviewed and approved by the Audit Committee.

    c. Stratosphere received as reimbursement from affiliates of the General Partner approximately $2,993,000, $1,675,000 and $1,343,000 in the years ended December 31, 2003, 2002 and 2001, respectively, for administrative services performed by Stratosphere personnel.

    Stratosphere received hotel revenue of approximately $3,000, $123,000 and $600,000 in the years ended December 31, 2003, 2002 and 2001, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner. Stratosphere also received approximately $101,000 in hotel and food revenue from an affiliate of the General Partner in the year ended December 31, 2003 in connection with a conference held at Stratosphere.

    d. The General Partner and its affiliates may realize substantial fees, commissions and other income from transactions involving the purchase, operation, management, financing and sale of the Company's properties, subject to certain limitations relating to properties acquired from the Predecessor Partnerships in the Exchange. Some of such amounts may be paid regardless of the overall profitability of the Company and whether any distributions have been made to Unitholders. As new properties are acquired, developed, constructed, operated, leased, financed and sold, the General Partner or its affiliates may perform acquisition functions, development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and other services and be entitled to fees and reimbursement of expenses relating thereto, including property management fees, real estate brokerage and leasing commissions, fees for financing either provided or arranged by the General Partner and its affiliates, development fees, general contracting fees and construction management fees. The terms of any transactions between the Company and the General Partner or its affiliates must be fair and reasonable to the Company and customary to the industry. There were no significant fees paid in the years ended December 31, 2003, 2002, and 2001.

    e. NEG received management fees from an affiliate of approximately $7,967,000, $7,637,000 and $2,699,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

    f. NEG entered into an agreement to manage Trans Texas Gas Corporation, an Icahn affiliate, for a fee of $312,500 per month.

    g. For the year ended December 31, 2003, the Company paid approximately $81,000 to an affiliate of the General Partner for telecommunication services.

    h. See Note 26 in connection with the acquisition of Arizona Charlie's Decatur and Arizona Charlies Boulder from Icahn and an entity affiliated with Icahn.

4. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

    Real estate leased to others accounted for under the financing method is summarized as follows (in $000's):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2003       2002
                                                            ----       ----
Minimum lease payments receivable.......................  $161,785   $180,943
Unguaranteed residual value.............................    74,651     87,160
                                                          --------   --------
                                                           236,436    268,103
Less unearned income....................................    99,080    112,645
                                                          --------   --------
                                                          $137,356   $155,458
                                                          --------   --------
                                                          --------   --------

    The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 2003 in ($000's):

                       YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
  2004....................................................  $ 17,797
  2005....................................................    15,686
  2006....................................................    15,491
  2007....................................................    14,577
  2008....................................................    13,221
  Thereafter..............................................    85,013
                                                            --------
                                                            $161,785
                                                            --------
                                                            --------

    At December 31, 2003, approximately $107,543,000 of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

5. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

    a. Real estate leased to others accounted for under the operating method is summarized as follows (in $000's):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2003       2002
                                                            ----       ----
Land....................................................  $ 24,040   $ 55,034
Commercial buildings....................................    83,252    194,521
                                                          --------   --------
                                                           107,292    249,555
Less accumulated depreciation...........................    30,849     45,313
                                                          --------   --------
                                                          $ 76,443   $204,242
                                                          --------   --------
                                                          --------   --------

    As of December 31, 2003 and 2002, accumulated depreciation on the hotel and resort operating properties (not included above) amounted to approximately $12,341,000 and $9,665,000, respectively (See Note 13).

    The following is a summary of the anticipated future receipts of minimum lease payments under non-cancelable leases at December 31, 2003 (in $000's):

                        YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
  2004.....................................................  $ 9,967
  2005.....................................................    8,802
  2006.....................................................    5,443
  2007.....................................................    3,874
  2008.....................................................    2,810
  Thereafter...............................................    5,799
                                                             -------
                                                             $36,695
                                                             -------
                                                             -------

    At December 31, 2003, approximately $15,630,000 of net real estate leased to others was pledged to collateralize the payment of non-recourse mortgages payable.

    b. Real estate held for sale (in $000's):

                                                              DECEMBER 31,
                                                            -----------------
                                                              2003      2002
                                                              ----      ----
Leased to others..........................................  $146,416   $ --
Vacant....................................................     2,550    4,300
                                                            --------   ------
                                                             148,966    4,300
Less accumulated depreciation.............................    20,153     --
                                                            --------   ------
                                                            $128,813   $4,300
                                                            --------   ------
                                                            --------   ------

    The following is a summary of income from discontinued operations:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                    2003      2002      2001
                                                    ----      ----      ----
Rent income......................................  $15,243   $13,966   $13,393
                                                   -------   -------   -------
Mortgage interest expense........................    6,247     5,691     5,595
Depreciation and amortization....................    3,387     2,733     2,534
Property expenses................................    2,194     2,010     1,586
                                                   -------   -------   -------
                                                    11,828    10,434     9,715
                                                   -------   -------   -------
Net income from discontinued operations..........  $ 3,415   $ 3,532   $ 3,678
                                                   -------   -------   -------
                                                   -------   -------   -------

    At December 31, 2003, approximately $105,984,000 of real estate held for sale was pledged to collateralize the payment of non-recourse mortgages payable.

6. INVESTMENT IN U.S. GOVERNMENT AND AGENCY OBLIGATIONS

    The Company has investments in U.S. Government and Agency Obligations whose maturities range from 2004 to December 2008 as follows (in $millions):

                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                                  2003               2002
                                                            ----------------   -----------------
                                                            COST    CARRYING    COST    CARRYING
                                                            BASIS    VALUE     BASIS     VALUE
                                                            -----    -----     -----     -----
Available for Sale:
Matures in:
    less than 1 year......................................  $52.8    $52.8     $292.9    $292.9
    2 - 5 years...........................................    9.0      8.8       39.7      39.7
    Thereafter............................................   --       --          3.4       3.4
                                                            -----    -----     ------    ------
                                                            $61.8    $61.6     $336.0    $336.0
                                                            -----    -----     ------    ------
                                                            -----    -----     ------    ------

7. MARKETABLE EQUITY AND DEBT SECURITIES (IN $ MILLIONS)

                                                                        DECEMBER 31,
                                                             -----------------------------------
                                                                   2003               2002
                                                             ----------------   ----------------
                                                             COST    CARRYING   COST    CARRYING
                                                             BASIS    VALUE     BASIS    VALUE
                                                             -----    -----     -----    -----
Available for Sale:
    Philip Service Corporation (b):
        Equity.............................................  $--      $--       $ 9.4    $ 0.2
    Corporate bonds........................................   45.1     51.6      --       --
    Other..................................................    1.3      4.2       2.5      3.0
                                                             -----    -----     -----    -----
                                                              46.4     55.8      11.9      3.2
Held-to-maturity:
    GB Notes (a)...........................................   21.3     24.7      21.3     23.5
                                                             -----    -----     -----    -----
            Total..........................................  $67.7    $80.5     $33.2    $26.7
                                                             -----    -----     -----    -----
                                                             -----    -----     -----    -----

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

    The Company, the General Partner, and the directors and officers of the General Partner were in the process of pursuing gaming applications to obtain licenses from the New Jersey Casino Control Commission. In March 2000, in an effort to facilitate the consummation of the reorganization process of Greate Bay and Claridge Hotel, the Company entered into separate agreements to transfer its interests in such entities to an affiliate of the General Partner for $40.5 million, which was equal to the Company's cost for such Notes. The affiliate of the General Partner was obligated to sell back to the Company, and the Company was obligated to repurchase such interests at the same price (together with a commercially reasonable interest factor), when the appropriate licenses were obtained by the Company. The Company would also acquire its proportionate share of all sale proceeds, stock rights, acquired shares and other benefits, if any, that may have accreted to or obtained in connection with such interests while held by the affiliate of the General Partner. Subsequent to the transfer, the affiliate of the General Partner purchased $1.7 million of the Claridge Notes for approximately $.9 million on the Company's behalf.

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

    In February 2001, the Icahn affiliates sold their entire Claridge Corporation portfolio ($37.1 million face amount of Claridge Notes) for the following additional interest in GB Holdings, Inc. ('GB Holdings'): (i) 779,861 common shares of GB Holdings ('GBH') and (ii) $15.96 million face amount of GB Property First Mortgage Notes ('GB Notes'), plus $21.56 million in cash. The Company recognized a gain of approximately $1.3 million as a result of this sale in the year ended December 31, 2001. As a result, affiliates of the General Partner were, in effect, holding on behalf of the Company (i) approximately 3.6 million common shares of GBH and (ii) $26.9 million face amount of GB Notes, to which the Company would become entitled and obligated to purchase when it was fully licensed. As of February 2001, the Company no longer had any interests in the Claridge.

    In May 2002, the Company was qualified as a holding company by the New Jersey Casino Control Commission (the 'Casino Control Commission') and in accordance with the prior agreement repurchased its interest in the Sands, located in Atlantic City, New Jersey, from affiliates of the General Partner. As a result, the Company acquired approximately 3.6 million common shares (36%) of GBH and $26.9 million face amount of GB Notes. The Company paid approximately $68.8 million to reacquire its interests representing the affiliates' advances plus accrued interest of approximately $11 million. In accordance with the agreement, interest was accrued from March 2000 to May 2002 at an annual rate of 1 1/2% over the prime rate. Interest expense of approximately $919,000, and $5,306,000 for the years ended December 31, 2002 and 2001, respectively, has been included in 'Interest expense' in the Consolidated Statements of Earnings. As required by the New Jersey Casino Control Act (the 'Casino Control Act'), the Partnership Agreement was amended to provide that securities of the Company are held subject to the condition that if a holder thereof is found to be disqualified by the Casino Control commission, pursuant to the provisions of the Casino Control Act, such holder shall dispose of his interest in the Company in accordance with the Casino Control Act.

    In July 2003, GBH announced that its Board of Directors, acting through a special committee, approved an exchange offer for the GB Notes. The proposed transaction is subject to the consent of the holders of a majority in principal amount of the GB notes, the approval of stockholders owning a majority of the common stock of GBH, the effectiveness of required filings under applicable securities laws and the receipt of all required governmental and third party approvals. Mr. Icahn and his affiliated companies hold in excess of 77% of the GBH stock and 58% of the existing debt, of which the Company owns approximately 36% of the common stock and 24% of the debt. The Company and Mr. Icahn intend to support the proposed transaction. The GB Notes in the face amount of $110 million are due in September 2005 and bear interest at 11% per annum.

    The proposed transaction would involve the following:

     An amendment to the existing note indenture to remove certain provisions and covenants and release the liens on the Sands assets; thereby allowing the transfer of these assets and those now held at GBH to a wholly-owned indirect subsidiary of GBH, Atlantic Coast Entertainment Holdings, Inc. ('Atlantic Holdings').

     The solicitation of an exchange of the existing notes for new notes due September 2008, which will bear interest at 3% per annum payable at maturity.

     The payment of $100 per $1,000 in principal amount of the existing notes exchanged.

     The holders of a majority of the new notes will have an option to convert into 72.5% of the Atlantic Holdings stock if all of the existing notes participate in the exchange.

     The distribution to the GBH common stockholders of warrants (following the occurrence of certain events) for 27.5% of the common stock of Atlantic Holdings (on a fully diluted basis).

    As the exchange will be accounted for as a modification of debt for accounting purposes, this transaction is not expected to have a significant impact on the Company's consolidated financial statements.

    For accounting purposes, the Company reflects its interest in the GB Notes as held to maturity.

    The Company reflects it pro rata equity interest in Greate Bay as 'Equity interest in GB Holdings, Inc.' in the Consolidated Balance Sheets (See Note 8).

    b. At December 31, 2002, the Company owned the following approximate interests in Philip Service Corporation ('Philip'): (i) 1.8 million common shares, (ii) $14.2 million in secured term debt, and (iii) $10.9 million in accreted secured convertible payment-in-kind debt. The Company had an approximate 7% equity interest in Philip and an Icahn affiliate had an approximate 38% equity interest. Icahn affiliates also owned term and payment-in-kind debt.

    The secured term debt matures March 31, 2005 and bears interest at 9% per annum. Interest was payable quarterly, in arrears, beginning July 1, 2000. The secured convertible payment-in-kind debt matures March 31, 2005 and bears interest at 10% per annum. Interest was accreted quarterly with interest on the accreted interest also calculated at the rate of 10% per annum.

    The market value of Philip's common stock declined steadily since it was acquired by the Company. In 2002, based on a review of Philip's financial statements, management of the Company deemed the decrease in value to be other than temporary. As a result, the Company wrote down its investment in Philip's common stock by charges to earnings of $8,476,000 and charges to other comprehensive income ('OCI') of $761,000 in the year ended December 31, 2002. This investment had been previously written down by approximately $6.8 million in charges to earnings. The Company's adjusted carrying value of Philip's common stock was approximately $200,000 at December 31, 2002.

    In June 2003, Philip announced that it and most of its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code.

    In the year ended December 31, 2003, management of the Company determined that it was appropriate to write-off the balance of its investment in the Philip's common stock by a charge to earnings of approximately $961,000; of this amount $761,000 was previously charged to other comprehensive income in 2002, which was reversed in 2003, and included in the $961,000 charge to earnings.

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

Approximately $6.6 million of charges to OCI were reversed and the investments were reclassified at their original cost to 'Mortgages and notes receivable' at December 31, 2002. These adjustments had no effect on the Company's reported earnings for the year ended December 31, 2002.

    In 2003, the cost basis of the debt was approximately $22.1 million. As previously mentioned, Philip filed for bankruptcy protection in June 2003. Management of the Company reviewed Philip's financial statements, bankruptcy documents and the prices of recent purchases and sales of the debt and determined this investment to be impaired. Based upon this review, management concluded the fair value of the debt to be approximately $3.3 million; therefore, the Company recorded a write-down of approximately $18.8 million by a charge to earnings which was included in 'Write-down of mortgages and notes receivable' in the Consolidated Statements of Earnings in the year ended December 31, 2003. In December 2003, the Company sold two-thirds of its term and PIK debt with a basis of $2.2 million for $2.6 million generating a gain of $.4 million.

    Philip emerged from bankruptcy on December 31, 2003 as a private company controlled by an Icahn affiliate. The Company's remaining interest in the notes will be delivered and exchanged for approximately 443,000 common shares representing a 4.4% equity interest in the new Philip valued at the carrying value of the debt at December 31, 2003 of $1.1 million.

8. EQUITY INTEREST IN GB HOLDINGS, INC.

    The Company reflects its pro rata equity interest in GB Holdings, Inc., which is approximately 36%, under this caption in the Consolidated Balance Sheets. 'Equity in the earnings (losses) of GB Holdings, Inc.' of ($3.4 million), $.3 million and $1.8 million have been recorded in the Consolidated Statements of Earnings in the years ended December 31, 2003, 2002 and 2001, respectively (See Note 7).

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

    Stratosphere's property and equipment consist of the following as of December 31, 2003 and 2002 (in $000's):

                                                                2003       2002
                                                                ----       ----
Land and improvements, including land held for
  development...............................................  $ 20,625   $ 20,110
Building and improvements...................................   140,922    135,989
Furniture, fixtures and equipment...........................    58,577     57,158
Construction in progress....................................     4,179        329
                                                              --------   --------
                                                               224,303    213,586
Less accumulated depreciation and amortization..............   (50,054)   (42,156)
                                                              --------   --------
                                                              $174,249   $171,430
                                                              --------   --------
                                                              --------   --------

    Included in property and equipment at December 31, 2002 are assets recorded under capital leases of $1.9 million.

    Stratosphere's operations for the years ended December 31, 2003, 2002 and 2001 have been included in 'Hotel and casino operating income and expenses' in the consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $12,276,000, $13,328,000 and $11,257,000 of depreciation and amortization for the years ended December 31, 2003, 2002 and 2001, respectively and $2,259,000, $2,412,000 and $513,000 of income tax provision for the years ended December 31, 2003, 2002 and 2001 respectively. Such amounts have been included in 'Depreciation and amortization expense' and 'Income tax benefit (expense)' in the Consolidated Statements of Earnings.

10. NATIONAL ENERGY GROUP

    a. National Energy Group, Inc.

    In October 2003, pursuant to Purchase Agreement dated as of May 16, 2003, the Company acquired certain debt and equity securities of National Energy Group, Inc. ('NEG') from entities affiliated with Carl C. Icahn for an aggregate consideration of approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities. The agreement was reviewed and approved by the Audit Committee who were advised by its independent financial advisor and legal counsel. The securities acquired were $148,637,000 in principal amount of outstanding 10 3/4% Senior Notes due 2006 of NEG and 5,584,044 shares of common stock of NEG. As a result of the foregoing transaction and the acquisition by the Company of additional securities of NEG prior to the closing, the Company beneficially owns in excess of 50% of the outstanding common stock of NEG.

    NEG owns a 50% interest in NEG Holding LLC ('Holding LLC'), the other 50% interest in Holding LLC is held by Gascon Partners ('Gascon') an Icahn affiliate and managing member. Holding LLC owns NEG Operating LLC ('Operating LLC') which owns operating oil and gas properties managed by NEG. Under the Holding LLC operating agreement NEG is to receive guaranteed payments in addition to a priority distribution before the Icahn affiliate receives any monies. Due to the substantial uncertainty that NEG will receive any distribution above the priority and guaranteed payments amounts, NEG accounts for its investment in Holding LLC as a preferred investment. The Company consolidates NEG in its financial statements.

    In connection with a credit facility obtained by Holding LLC, NEG and Gascon have pledged as security their respective interests in Holding LLC.

    b. Investment in NEG Holding LLC

    As explained below, NEG's investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

    Summarized financial information for Holding LLC as of and for the years ended December 31, is as follows:

                                                   2003       2002
                                                   ----       ----
                                                     (IN $000'S)
Current assets.................................  $ 33,415   $ 42,126
Noncurrent assets(1)...........................   189,988    180,611
                                                 --------   --------
    Total assets...............................  $223,403   $222,737
                                                 --------   --------
                                                 --------   --------
Current liabilities............................  $ 14,253   $ 20,927
Noncurrent liabilities.........................    48,640      1,968
                                                 --------   --------
    Total liabilities..........................    62,893     22,895
Members' equity................................   160,510    199,842
                                                 --------   --------
    Total liabilities and members' equity......  $223,403   $222,737
                                                 --------   --------
                                                 --------   --------

---------

(1) Primarily oil and gas properties

                                                   2003       2002      2001
                                                   ----       ----      ----
                                                          (IN $000'S)
Total revenues.................................  $ 80,475   $ 39,509   $12,637
Costs and expenses.............................   (47,277)   (32,064)   (9,988)
                                                 --------   --------   -------
    Operating income...........................    33,198      7,445     2,649
Other income (expense).........................    (2,855)     6,481    (3,940)
                                                 --------   --------   -------
    Net income (loss)..........................  $ 30,343   $ 13,926   $(1,291)
                                                 --------   --------   -------
                                                 --------   --------   -------

    Under Holding LLC Operating Agreement, NEG is to receive guaranteed payments in addition to a priority distribution amount of $202.2 million before Gascon receives any monies. The priority distribution is to be made on or before November 1, 2006. Guaranteed payments are to be paid, on a semi annual basis, based on an annual interest rate of 10.75% of the outstanding priority distribution amount. After the payments to NEG, Gascon is to receive distributions equivalent to the priority distribution amount and guaranteed payments plus other amounts as defined. Following the above distributions to NEG and Gascon, additional distributions, if any, are to be made in accordance with their respective capital accounts. The order of distributions is listed below. Because of the substantial uncertainty that NEG will receive any distributions above the priority and guaranteed payment amounts, NEG accounts for its investment in Holding LLC as a preferred investment.

    Prior to September 2001, NEG owned and operated certain oil and gas properties. At inception (September 12, 2001), NEG recorded the investment in Holding LLC at the historical cost of the oil and gas properties that NEG contributed into the partnership (in exchange for Holding LLC obligation to pay NEG the priority distribution and guaranteed payments). Subsequently, NEG accretes its investment in Holding LLC from the initial investment recorded up to the priority distribution amount, including the guaranteed payments, at the implicit rate of interest, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of guaranteed payments and the priority distribution are recorded as reductions in the preferred investment. The preferred investment is evaluated quarterly for other than temporary impairment.

    Because of the substantial uncertainty that NEG will receive any distributions in excess of the priority distribution and the guaranteed payments ('residual interest'), the residual interest attributable to the investment in Holding LLC is valued at zero. Upon payment of the priority distribution in 2006, NEG's investment in Holding LLC will be zero. Cash receipts, if any, after the priority distribution and the guaranteed payments will be reported in income as earned.

    The following is a roll forward of the Investment in Holding LLC as of December 31, 2003:

                                                              (IN $000S)
Investment in Holding LLC at December 31, 2002..............   $108,880
Priority distribution from Holding LLC......................    (51,446)
Guaranteed payment from Holding LLC.........................    (18,230)
Accretion of investment in Holding LLC......................     30,142
                                                               --------
Investment in Holding LLC at December 31, 2003..............   $ 69,346
                                                               --------
                                                               --------

    NEG received a guaranteed payment of $10.9 million from Holding LLC in November 2001.

    Holding LLC Operating Agreement requires that distributions shall be made to both NEG and Gascon as follows:

        1. Guaranteed payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding priority distribution amount. The priority distribution amount includes all outstanding debt owed to entities owned or controlled by Carl C. Icahn, including the amount of NEG's 10.75% Senior Notes. As of December 31, 2003, the priority distribution amount was $148.6 million. The guaranteed payments will be made on a semi-annual basis.

        2. The priority distribution amount is to be paid to NEG. Such payment is to occur by November 6, 2006.

        3. An amount equal to the priority distribution amount and all guaranteed payments paid to NEG, plus any additional capital contributions made by Gascon, less any distribution previously made by NEG to Gascon, is to be paid to Gascon.

        4. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the guaranteed payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the guaranteed payments), less any distributions previously made by NEG to Gascon, is to be paid to Gascon.

        5. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG's and Gascon's respective capital accounts.

        In addition, the Holding LLC Operating Agreement contains a provision that allows Gascon at any time, in its sole discretion, to redeem the NEG membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the NEG's operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, NEG's principal assets would consist solely of its cash balances.

11. MORTGAGES AND NOTES RECEIVABLE

                                                                                      BALANCE AT
                                                                                     DECEMBER 31,
          COLLATERALIZED BY                                   BALANCE    MONTHLY      (IN $000'S)
          PROPERTY TENANTED            INTEREST   MATURITY       AT      PAYMENT   -----------------
            BY OR DEBTOR                 RATE       DATE      MATURITY   AMOUNT     2003      2002
            ------------                 ----       ----      --------   ------     ----      ----
    Peninsula/Hampton & Alex
      Hotel (b)......................  Various    Various       --         --      $42,030   $23,200
    Philip debt (c)..................    --         --          --         --        1,091    20,494
    Other............................    --         --          --         --        7,207    12,522
                                                                                   -------   -------
                                                                                   $50,328   $56,216
                                                                                   -------   -------
                                                                                   -------   -------

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

    a. On November 30, 2000, the Company entered into a mezzanine loan agreement to fund $23 million in two tranches to an unaffiliated borrower. The funds were to be used for certain initial development costs associated with a 65 unit condominium property located at 931 1st Avenue in New York City. The first tranche of $10 million was funded on November 30, 2000 and provided for interest accruing at a rate of 25% per annum, with principal and interest due at maturity, May 29, 2003. Also, in November 2000, approximately $3.7 million of the second tranche of the loan was funded. The balance of approximately $9.3 million was funded in installments during 2001. The second tranche provided for interest accruing at a rate of 21.5% per annum with principal and interest due at maturity, November 29, 2002. The loans were payable at any time from the proceeds of unit sales after satisfaction of senior debt of approximately $45 million. The loans were secured by the pledge of membership interests in the entity that owns the real estate. In May 2002, the Company received approximately $31.3 million for prepayment of the mezzanine loans. The balance of the prepayment of $8.3 million represented accrued interest ($7.9 million) and exit fees ($.4 million) which amounts were recognized as 'Interest income on U.S. Government and Agency obligations and other investments' and 'Other income' respectively, in the Consolidated Statements of Earnings for the year ended December 31, 2002.

    b. At December 31, 2002, the Company had funded two mezzanine loans for approximately $23.2 million and had commitments to fund, under certain conditions, additional advances of approximately $5 million. Both loans have an interest rate of 22% per annum compounded monthly. The Peninsula loan, for a Florida condominium development, which had a term of 24 months from the date of funding, February 2002, was repaid in full in 2003. Approximately $6.8 million of interest income was recorded and is included in 'interest income' in the Consolidated Statements of Earnings. The Alex Hotel loan, for a New York City hotel with approximately 200 rooms, has a term of 36 months from the closing date, April 2002. At December 31, 2003, accrued interest of approximately $4.4 million has been deferred for financial statement purposes pending receipt of principal and interest payments in connection with this loan. Origination fees of $3.0 million have been received in connection with one of the mezzanine loans and approximately $1.5 million and $1.1 million has been recognized as 'Other income' in the Consolidated Statements of Earnings in the years ended December 31, 2003 and 2002 respectively. In February 2003, the Company funded the Hampton mezzanine loan for approximately $30 million on a Florida condominium development. The loan is due in 18 months with one six month extension and has an interest rate of 22% per annum compounded monthly. The Company has committed to fund an additional $15 million if required by the borrower to complete the project. At December 31, 2003 accrued interest of approximately $6.7 million has been deferred for financial statement purposes pending receipt of principal and interest payments in connection with this loan.

    c. See Note 7 with respect to Philip debt.

12. NOTE RECEIVABLE DUE FROM AFFILIATE

    On October 17, 2003 Carl C. Icahn ('Icahn'), Chairman of the Board of the General Partner, repaid the $250 million loan which had been made to him by the Company on December 27, 2001. The Company made the two-year $250 million loan to Mr. Icahn, secured by securities consisting of (i) 21,136,044 and 8,073,466 of the Company's depositary units and preferred units, respectively, owned by Mr. Icahn, such units having an aggregate market value on that date of $250 million and (ii) shares of a private company owned by Mr. Icahn, which shares were represented to have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. The interest on the loan was payable semi-annually, at a per annum rate equal to the greater of (i) 3.9% and (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rate in 2003 was 3.9% and in 2002 ranged from 3.9% to 4.03%. Interest income of approximately $7.9 million, $9.9 million and $.1 million was earned on this loan in the years ended December 31, 2003, 2002 and 2001, respectively, and is included in 'Interest income on U.S. Government and Agency obligations and other investments' in the Consolidated Statements of Earnings.

    The Company entered into this transaction to earn interest income on a secured investment. The terms of this transaction were reviewed and approved by the Audit Committee.

13. HOTEL AND RESORT OPERATING PROPERTIES

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

    Resort operations have been included in the 'Hotel and resort operating income and expenses' in the Consolidated Statements of Earnings. Net hotel and resort operations ('hotel and resort operating income' less 'hotel and resort operating expenses') resulted in income of approximately $3,033,000, $1,909,000 and $712,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Hotel and resort operating expenses include all expenses except for approximately $2,451,000, $1,833,000 and $970,000 of depreciation and amortization for each of the years ended December 31, 2003, 2002 and 2001, respectively, which is included in its respective caption in the Consolidated Statements of Earnings.

    Resort operations are highly seasonal in nature with peak activity occurring from June to September.

    b. The Company owns a hotel located in Miami, Florida which has a carrying value of approximately $6.4 and $6.3 million at December 31, 2003 and 2002, respectively, and is unencumbered by any mortgages. Approximately $1.3 million of capital improvements were completed in the year ended December 31, 2002.

    The Company has a management agreement for the operation of the hotel with a national management organization. Net hotel and resort operations ('hotel and resort operating revenues' less 'hotel and resort operating expenses') totaled approximately $596,000, $404,000 and $770,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The renovations incurred during 2002 had a negative impact on the net operating income. Hotel and resort operating expenses include all expenses except for approximately $210,000, $374,000 and $512,000 of depreciation for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are included in their respective captions in the Consolidated Statements of Earnings.

14. SIGNIFICANT PROPERTY TRANSACTIONS

    Information on significant property transactions during the three-year period ended December 31, 2003 is as follows:

        a. In September 2002, the Company purchased an industrial building located in Nashville, Tennessee for approximately $18.2 million. The building was constructed in 2001 and is fully leased to two tenants, Alliance Healthcare and Jet Equipment & Tools Inc., with leases expiring in 2011. The annual net operating income is anticipated to be approximately $1.6 million increasing to approximately $1.9 million by 2011. In October 2002, the Company closed a $12.7 million non-recourse mortgage loan on the Nashville, Tennessee property. The loan bears interest at 6.4% per annum and matures in ten years. Required payments are interest only for the first three years and then principal amortization will commence based on a thirty-year amortization schedule.

        At December 31, 2003 and 2002, the property had a carrying value of approximately $17,584,000 and $18,066,000 respectively, and was encumbered by a non-recourse mortgage in the amount of $12,700,000.

        b. In October 2002, the Company sold a property located in North Palm Beach, Florida for a selling price of $3.5 million. A gain of approximately $2.4 million was recognized in the year ended December 31, 2002.

        c. In October 2003, the Company sold a property located in Columbia, Maryland to its tenant for a selling price of $11 million. A gain of approximately $5.8 million was recognized in the year ended December 31, 2003.

        d. The Company has retained CB Richard Ellis, Inc. to assist it in obtaining offers for the Company's rental real estate portfolio. In total, the Company is currently marketing for sale properties with a book value of approximately $340 million, encumbered by mortgage debt of approximately $180 million, a portion of which portfolio meets the criteria as held for sale under SFAS 144 at December 31, 2003. There can be no assurance that the Company will be successful in obtaining purchase offers at acceptable prices.

        The Company intends to utilize proceeds from real estate asset sales to continue to diversify its business operations outside of real estate, including but not limited to such sectors as insurance, oil and gas and gaming as well as other real estate opportunities.

15. MORTGAGES PAYABLE

    Mortgages payable, all of which are nonrecourse to the Company, are summarized as follows (in $000's):

                                                                ANNUAL
                                                               PRINCIPAL       BALANCE AT
                                                                  AND         DECEMBER 31,
              RANGE OF                       RANGE OF          INTEREST    -------------------
           INTEREST RATES                   MATURITIES          PAYMENT      2003       2002
           --------------                   ----------          -------    --------   --------
5.630% - 8.430%......................    10/15/07 - 12/31/18    $19,328    $180,989   $166,287
9.000 - 9.500........................    11/30/03 - 11/30/09      --          --         5,561
                                                                -------    --------   --------
                                                                $19,328    $180,989   $171,848
                                                                -------    --------   --------
                                                                -------    --------   --------

    The following is a summary of the anticipated future principal payments of the mortgages:

                       YEAR ENDING
                       DECEMBER 31,                          AMOUNT
                       ------------                          ------
2004......................................................  $  6,489
2005......................................................     6,702
2006......................................................     7,360
2007......................................................    14,176
2008......................................................    58,817
2009 - 2013...............................................    66,905
2014 - 2018...............................................    20,540
                                                            --------
                                                            $180,989
                                                            --------
                                                            --------

    a. See Note 14a for Mid-South Logistics financing in October 2002.

    b. On May 16, 2003, the Company executed a mortgage note secured by a distribution facility located in Windsor Locks, Connecticut and obtained funding in the principal amount of $20 million. The loan bears interest at 5.63% per annum and matures on June 1, 2013. Annual debt service is approximately $1,382,000 per annum based on a 30 year amortization schedule.

16. SENIOR NOTES AND CREDIT FACILITY DUE AFFILIATES

    a. The Senior Notes of National Energy Group, Inc. ('Notes') were held in their entirety by affiliates of Icahn at December 31, 2002. The Notes bear interest at an annual rate of 10 3/4%, payable semiannually in arrears on May 1 and November 1 of each year. The Notes are senior, unsecured obligations of NEG, ranking pari passu with all existing and future senior indebtedness of NEG, and senior in right of payment to all future subordinated indebtedness of NEG. Subject to certain limitations set forth in the indenture covering the Senior Notes (the 'Indenture'), NEG and its subsidiaries may incur additional senior indebtedness and other indebtedness.

    The Indenture contains certain covenants limiting NEG with respect to the following: (i) asset sales; (ii) restricted payments; (iii) the incurrence of additional indebtedness and the issuance of certain redeemable preferred stock;
(iv) liens; (v) sale and leaseback transactions; (vi) lines of business;
(vii) dividend and other payment restrictions affecting subsidiaries;
(viii) mergers and consolidations; and (ix) transactions with affiliates.

    NEG was unable to reasonably determine the fair value of the Notes at December 31, 2002, due to a lack of available market quotations, credit ratings and inability to determine an appropriate discount rate.

    In August 2001, NEG redeemed both $16.4 million of principal outstanding under the notes and $4.8 million of Reinstated Interest for a cash consideration of $10.5 million. NEG paid two Icahn affiliates approximately $.4 million in current interest on the redeemed senior note obligations at the date of redemption related to interest owed from the last semi-annual interest payment date of May 1, 2001, to the date of redemption. As this was a partial redemption of the Notes, it has been accounted for as a modification of terms that changes the amounts of future cash payments. Accordingly, the excess of redeemed principal and interest over the redemption payment of $10.5 million is being amortized as a reduction to interest expense over the remaining life of the bonds. In connection with this transaction, NEG borrowed $10.9 million under its existing credit facility with an Icahn affiliate.

    In October 2003, the Company acquired these Notes. At December 31, 2003, these Notes were eliminated in consolidation (See Note 10).

    b. At December 31, 2002, NEG had $10.9 million outstanding under its existing $100 million credit facility with Arnos, an Icahn affiliate. Arnos continued to be the holder of the credit facility; however, the $10.9 million note outstanding under the credit facility was contributed to Holding LLC as part of Gascon's contribution to Holding LLC on September 12, 2001. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and NEG was given a waiver of compliance with respect to any and all covenant violations. NEG was not in compliance with the minimum interest coverage ratio at September 30, 2002; and December 31, 2002 and the current ratio at December 31, 2002, however, in December 2001 NEG was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003.

    On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under NEG's revolving credit facility as a priority distribution to NEG, thereby canceling the note. Also, on March 26, 2003 NEG, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC who, thereafter, made a $40.5 million priority distribution and a $2.3 million guaranteed payment to NEG. NEG utilized these funds to pay the entire amount of the long-term interest payable on the Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with a third party bank financing.

17. RIGHTS OFFERINGS

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

    b. In September 1997, the Company completed its 1997 Rights Offering (the '1997 Offering') to holders of its Depositary Units. The aggregate amount raised in the 1997 Rights Offering was approximately $267 million. The Preferred and Depositary Units issued under the 1997 Rights Offering carry the same rights and designations as those issued in 1995.

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

    At December 31, 2003, affiliates of the General Partner owned 8,477,139 Preferred Units and 39,896,836 Depositary Units.

18. PREFERRED UNITS

    Pursuant to the terms of the Preferred Units, on February 21, 2003, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at a the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2003 to holders of record as of March 14, 2003. A total of 466,548 additional Preferred Units were issued. At December 31, 2003 and 2002, 9,796,607 and 9,330,963 Preferred Units are issued and outstanding, respectively.

    Pursuant to the terms of the Preferred Units, on February 25, 2004, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable on March 31, 2004 to holders of record as of March 12, 2004. In addition, the Company increased the number of authorized Preferred Units to 10,400,000.

    On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 (SFAS 150) 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.' SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant to SFAS 150 the Company's Preferred Units, which are an unconditional obligation, have been reclassified from 'Partners' equity' to a liability account in the consolidated Balance Sheets and the preferred pay-in-kind distribution for the period from July 1, 2003 to December 31, 2003 of $2,449,000 and all future distributions have been and will be recorded as 'Interest expense' in the Consolidated Statements of Operations.

19. INCOME TAXES (IN $000'S)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                                 ----         ----
The difference between the book basis and the tax basis of
  the net assets of the Company, not directly subject to
  income taxes, is as follows:
    a. Book basis of American Real Estate Partner's net
       assets excluding Stratosphere Corp. and NEG, Inc. ...  $1,149,418   $1,177,329
      Excess of tax over book (Excess of book over tax
      basis)................................................      79,238       (1,778)
                                                              ----------   ----------
      Tax basis of net assets...............................  $1,228,656   $1,175,551
                                                              ----------   ----------
                                                              ----------   ----------

    b. Corporate income taxes

        (i) The Company's corporations recorded the following income tax (expense) benefit attributable to continuing operations for Stratosphere and NEG for the years ended December 31, (in $000's):

                                                     2003     2002      2001
                                                     ----     ----      ----
    Current.......................................  $ (723)  $ --      $ --
    Deferred......................................   7,218    (7,480)   30,077
                                                    ------   -------   -------
                                                    $6,495   $(7,480)  $30,077
                                                    ------   -------   -------
                                                    ------   -------   -------

        (ii) The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, (in $000's):

                                                         2003           2002
                                                         ----           ----
Deferred tax assets:
    Depreciation.....................................  $ 40,191       $  61,628
    Net operating loss carryforwards.................    30,942          45,958
    Investment in NEC Holding LLC....................    18,845           8,440
    Other............................................     8,347           9,950
                                                       --------       ---------
                                                         98,325         125,976
    Valuation allowance..............................   (15,875)       (100,454)
                                                       --------       ---------
        Net deferred tax assets......................  $ 82,450       $  25,522
                                                       --------       ---------
                                                       --------       ---------

    At December 31, 2003, Stratosphere had net operating loss carryforwards available for federal income tax purposes of approximately $28.5 million which begin expiring in 2019.

    SFAS 109 requires a 'more likely than not' criterion be applied when evaluating the realizability of a deferred tax asset. As of December 31, 2002, given Stratosphere's history of losses for income tax purposes, the volatility of the industry within which the Stratosphere operates, and certain other factors, Stratosphere had established a valuation allowance for the deductible temporary differences, including the excess of the tax basis of the Stratosphere's assets over the basis of such assets for financial statement purposes and the tax carryforwards. However, at December 31, 2003, based on various factors including the current earnings trend and future taxable income projections, Stratosphere determined that it was more likely than not that the deferred tax assets will be realized and removed the valuation allowance.

    In accordance with SFAS 109, the tax benefit of any deferred tax asset that existed on the effective date of a reorganization should be reported as a direct addition to contributed capital. Stratosphere has deferred tax assets relating to both before and after Stratosphere emerged from bankruptcy in September of 1998. The net decrease in the valuation allowance was $79.3 million of which a net amount of $47.5 million was credited to partners' capital in the year ended December 31, 2003.

    At December 31, 2003, NEG had net operating loss carryforwards available for federal income tax purposes of approximately $58 million which begin expiring in 2009. Utilization of approximately $.2 million of the net operating loss carryforwards is subject to various limitations because of previous changes in control of ownership (as defined in the Internal Revenue Code) of NEG. Additional net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of NEG. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, NEG more likely than not will realize a partial benefit from the loss carryforwards. In accordance with SFAS 109, NEG recorded a deferred tax asset of $31.9 million in September 2001, $25.5 million as of December 31, 2002 and $25.9 million as of December 31, 2003. Ultimate realization of the deferred tax asset is dependent upon, among other factors, NEG's ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (IN $000'S, EXCEPT PER UNIT DATA)

                                                                 THREE MONTHS ENDED(1)
                             ------------------------------------------------------------------------------------------
                                  MARCH 31,               JUNE 30,             SEPTEMBER 30,           DECEMBER 31,
                             --------------------   ---------------------   --------------------   --------------------
                              2003        2002        2003        2002       2003        2002       2003        2002
                              ----        ----        ----        ----       ----        ----       ----        ----
Revenues...................  $71,076    $84,776     $ 68,740    $90,789     $73,216    $82,687     $70,741    $95,250
                             -------    -------     --------    -------     -------    -------     -------    -------
                             -------    -------     --------    -------     -------    -------     -------    -------
Operating Income...........  $17,007    $20,429     $ 15,683    $26,725     $15,461    $18,421     $17,464    $20,630
Gains (losses) on property
  transactions.............    1,138      1,639         (272)     --            501      2,891       5,754      4,460
Gain on sale of marketable
  equity and debt
  securities...............    --         --           --         --          2,168      --            439      --
Provision for loss on real
  estate...................     (200)     --           --          (926)       (100)     --           (450)    (2,286)
Write-down of equity
  securities available for
  sale.....................     (961)     --           --        (8,476)      --         --          --         --
Write-down write-up of
  mortgages & notes
  receivable...............    --         --         (18,798)     --          --         --          --         --
Loss on limited partnership
  interest.................    --         --           --         --          --         --          --        (3,750)
Minority interest in net
  earnings of Stratosphere
  Corp. ...................    --          (407)       --          (589)      --          (612)      --          (335)
Income (loss) from
  continuing operations
  before income tax........   16,984     21,661       (3,387)    16,734      18,030     20,700      23,207     18,719
                             -------    -------     --------    -------     -------    -------     -------    -------
Income tax (expense)
  benefit..................   (2,878)    (1,595)      (2,158)    (1,854)     (2,568)    (2,031)     14,099     (2,000)
Income (loss) from
  continuing operations....   14,106     20,066       (5,545)    14,880      15,462     18,669      37,306     16,719
Income from discontinued
  operations...............      854        883        2,777        883       2,283        883         854        883
                             -------    -------     --------    -------     -------    -------     -------    -------
Net earnings (loss)........  $14,960    $20,949     $ (2,768)   $15,763     $17,745    $19,552     $38,160    $17,602
                             -------    -------     --------    -------     -------    -------     -------    -------
                             -------    -------     --------    -------     -------    -------     -------    -------
Net earnings (loss) per
  limited Partnership unit(2):
    Basic earnings:
        Income (loss) from
          continuing
          operations.......  $   .18    $   .36     $   (.19)   $   .25     $   .27    $   .32     $   .79    $   .27
        Income from
          discontinued
          operations.......      .02        .02          .06        .02         .05        .02         .02        .02
                             -------    -------     --------    -------     -------    -------     -------    -------
    Basic earnings (loss)
      per LP unit..........  $   .20    $   .38     $   (.13)   $   .27     $   .32    $   .34     $   .81    $   .29
                             -------    -------     --------    -------     -------    -------     -------    -------
                             -------    -------     --------    -------     -------    -------     -------    -------
    Diluted earnings:
        Income (loss) from
          continuing
          operations.......  $   .16    $   .31     $   (.18)   $   .22     $   .26    $   .28     $   .71    $   .23
        Income from
          discontinued
          operations.......      .02        .02          .05        .02         .04        .02         .02        .02
                             -------    -------     --------    -------     -------    -------     -------    -------
    Diluted earnings (loss)
      per LP unit..........  $   .18    $   .33     $   (.13)   $   .24     $   .30    $   .30     $   .73    $   .25
                             -------    -------     --------    -------     -------    -------     -------    -------
                             -------    -------     --------    -------     -------    -------     -------    -------

(1) All quarterly amounts have been restated for the effects of the acquisition of NEG and the reporting of discontinued operations.

(2) Net earnings (loss) per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

21. SEGMENT REPORTING

    The Company is engaged in six operating segments consisting of the ownership and operation of (i) rental real estate (ii) hotel and resort operating properties (iii) hotel and casino operating property (iv) property development,
(v) investment in securities including investment in other limited partnerships and marketable equity and debt securities and (vi) investment in oil and gas operating properties. The Company's reportable segments offer different services and require different operating strategies and management expertise.

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

    The revenues, net earnings, assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the years ended and as of December 31, 2003, 2002, and 2001 (in $000's):

                                                             2003         2002         2001
                                                             ----         ----         ----
                                                                       (RESTATED)   (RESTATED)
Revenues:
    Hotel & casino operating property...................  $  160,235   $  156,620   $  146,161
    Land, house and condominium sales...................      13,265       76,024       55,566
    Rental real estate..................................      28,056       28,681       30,429
    Hotel & resort operating properties.................      18,504       18,597       16,418
    Oil & gas operating properties......................      38,109       40,516       45,709
    Other investments...................................      13,874       15,283        7,097
                                                          ----------   ----------   ----------
        Subtotal........................................     272,043      335,721      301,380
Reconciling items.......................................      11,730(1)    17,781(1)    28,147(1)
                                                          ----------   ----------   ----------
        Total revenues..................................  $  283,773   $  353,502   $  329,527
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------
Net earnings:
Segment earnings:
    Hotel & casino operating property...................  $   24,806   $   24,961   $   18,205
    Land, house and condominium sales...................       4,136       21,384       12,967
    Oil & gas operating properties......................      38,109       40,516       40,140
    Rental real estate..................................      22,229       23,420       26,860
    Hotel and resort operating properties...............       4,050        2,859        2,254
    Other investments...................................      13,874       15,283        7,097
                                                          ----------   ----------   ----------
        Total segment earnings..........................     107,204      128,423      107,523
Interest income.........................................      11,730       17,781       28,147
Interest expense........................................     (20,640)     (27,369)     (34,769)
General and administrative expenses.....................     (14,081)     (14,134)     (13,011)
Depreciation and amortization...........................     (18,598)     (18,496)     (21,663)
                                                          ----------   ----------   ----------
    Operating Income....................................      65,615       86,205       66,227
Gain on sales and disposition of real estate from
  continuing operations.................................       7,121        8,990        1,737
Loss on sale of limited partnership interests...........      --           (3,750)      --
Write-down of mortgages and notes receivable............     (18,798)      --           --
Provision for loss on real estate.......................        (750)      (3,212)      (3,184)
Write-down of equity securities available for sale......        (961)      (8,476)      --
Gain on sale of marketable equity securities............       2,607       --            6,749
Minority interest in net earnings of Stratosphere
  Corp. ................................................      --           (1,943)        (450)
Income tax benefit (expense)............................       6,495       (7,480)      30,077
Income from discontinued operations.....................       6,768        3,532        3,678
General partner's share of net income...................      (8,737)     (10,698)     (38,644)
                                                          ----------   ----------   ----------
Net earnings-limited partners' unitholders..............  $   59,360   $   63,168   $   66,190
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------
Assets:
    Rental real estate..................................  $  340,062   $  359,700   $  358,597
    Hotel and casino operating property.................     174,249      171,430      184,191
    Land and construction-in-progress...................      43,459       40,415       69,429
    Hotel and resort operating properties...............      41,526       44,346       43,990
    Other investments...................................     231,050      479,104      458,372
                                                          ----------   ----------   ----------
                                                             830,346    1,094,995    1,114,579
    Reconciling items...................................     602,397      465,481      469,772
                                                          ----------   ----------   ----------
        Total...........................................  $1,432,743   $1,560,476   $1,584,351
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------

                                                  (table continued on next page)
---------

(1) Primarily interest income on U.S. Government and Agency obligations and other short-term investments and Icahn note receivable.

(table continued from previous page)

Real estate investment capital expenditures:
Acquisitions:
    Rental real estate..................................  $   --       $   18,226   $   --
    Land and construction-in-progress...................      --           --           --
    Hotel and casino operating property.................      --           --           --
    Hotel and resort operating properties...............      --           --           --
                                                          ----------   ----------   ----------
                                                          $   --       $   18,226   $   --
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------
Developments:
    Rental real estate..................................  $      413   $      181   $    1,064
    Land and construction-in-progress...................      --            1,138        3,804
    Hotel and casino operating property.................      18,667        2,582       48,909
    Hotel and resort operating properties...............       1,067        1,995       13,753
                                                          ----------   ----------   ----------
                                                          $   20,147   $    5,896   $   67,530
                                                          ----------   ----------   ----------
                                                          ----------   ----------   ----------

22. COMMITMENTS AND CONTINGENCIES

    a. In January 2002, Kmart Corp., a tenant leasing seven properties owned by the Company which represent approximately $1,374,000 in annual rentals, filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, four leases have been rejected representing approximately $713,000 in annual rents. Three of the rejected properties have been classified as available for sale. The Company recorded a provision for loss of approximately $1.9 million on the four properties, whose leases were rejected, for the year ended December 31, 2001. The Company has not been notified regarding the three remaining leases representing approximately $661,000 in annual rents. At December 31, 2003 and 2002, the carrying value of the seven properties was approximately $5,482,000 and $6,529,000, respectively, which management believes is less than the estimate of net realizable value.

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

    c. In January 2002, the Cape Cod Commission, (the 'Commission'), a Massachusetts regional planning body created in 1989, concluded that AREP's New Seabury development is within its jurisdiction for review and approval (the 'Administrative Decision'). It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is therefore exempt from the Commission's jurisdiction and that Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property (the 'Settlement Agreement').

    In February 2002, New Seabury Properties LLC, an AREP subsidiary and owner of the property, filed in Barnstable County Massachusetts Superior Court, a civil complaint appealing the Administrative Decision by the Commission, and a separate civil complaint to find the Commission in contempt of the Settlement Agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment.

    Also, in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction (the Second Administrative Decision). In August 2003, New Seabury filed in Barnstable County Massachusetts Superior Court another civil complaint appealing the Second Administrative Decision to find the Commission in contempt of the Settlement Agreement.

    In November 2003, the Court ruled in New Seabury's favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance with the Special Permit and therefore exempt from the Commission's jurisdiction (the Court did not yet rule on the initial proposal). Under the modified development proposal New Seabury could potentially develop up to 278 residential units and 145,000 square fee of commercial space. In March 2004 New Seabury moved for Summary Judgment to dispose of remaining claims under all three complaints and to obtain a final judgment from the Court. Under the initial proposal, New Seabury could potentially build up to 675 residential/hotel units and 80,000 square feet of commercial space. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

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

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS, RECEIVABLES, NOTE RECEIVABLE DUE FROM AFFILIATE, ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES AND THE PREFERRED LIMITED PARTNERSHIP UNITS LIABILITY

    The carrying amount of cash and cash equivalents, receivables, note receivable due from affiliate, and accounts payable, accrued expenses and other liabilities and the Preferred Limited Partnership Units Liability are carried at cost, which approximates their fair value.

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

    The approximate estimated fair values of the mortgages and notes receivable held as of December 31, 2003 and 2002 are summarized as follows (in $000's):

                                   AT DECEMBER 31, 2003      AT DECEMBER 31, 2002
                                  -----------------------   -----------------------
                                     NET       ESTIMATED       NET       ESTIMATED
                                  INVESTMENT   FAIR VALUE   INVESTMENT   FAIR VALUE
                                  ----------   ----------   ----------   ----------
Total...........................   $50,272      $55,000      $51,449      $53,973
                                   -------      -------      -------      -------
                                   -------      -------      -------      -------

    The net investment at December 31, 2002 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

MORTGAGES PAYABLE

    The approximate estimated fair values of the mortgages payable as of December 31, 2003 and 2002 are summarized as follows (in $000's):

                                  AT DECEMBER 31, 2003     AT DECEMBER 31, 2002
                                  ---------------------   ----------------------
                                  CARRYING   ESTIMATED    CARRYING    ESTIMATED
                                   VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                   -----     ----------    -----     ----------
Total...........................  $180,989    $185,000    $171,848    $190,000
                                  --------    --------    --------    --------
                                  --------    --------    --------    --------

LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

24. EMPLOYEE BENEFIT PLANS

    a. Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of approximately $7,600,000, $6,500,000 and $4,900,000 for the years ended
December 31, 2003, 2002 and 2001, respectively. Sufficient information is not available from the plans' sponsors to permit the Company to determine the adequacy of the plans' funding status.

    b. The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, up to 15% of their income on a pre-tax basis through contributions to the plans. The Company currently matches, within prescribed limits, up to 6% of eligible employees' compensation at rates ranging from 33 1/3% to 50%. The Company recorded charges for matching contributions of approximately $422,000, $433,000 and $477,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

25. REPURCHASE OF DEPOSITARY UNITS

    The Company has previously been authorized to repurchase up to 1,250,000 Depositary Units. As of December 31, 2003, the Company has purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000.

26. SUBSEQUENT EVENTS

    On January 5, 2004, American Casino & Entertainment Properties LLC ('American Casino'), an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder from Carl C. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. The closing of the acquisition is subject to certain conditions, including among other things, obtaining all approvals necessary under the gaming laws. The terms of the transaction were approved by the Audit Committee, who received an opinion from its financial advisor as to the fairness of the consideration to be paid from a financial point of view. Upon receiving all approvals necessary under gaming laws and upon closing of the acquisition, the AREH will transfer 100% of the common stock of Stratosphere Corporation ('Stratosphere') to American Casino. As a result, following the acquisition and contribution, American Casino will own and operate three gaming and entertainment properties in the Las Vegas metropolitan area.

    Also, in January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds will be held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Boulder. The amount raised in excess of the acquisition cost and expenses will be used to repay intercompany debt and for general business purposes by the Company and its subsidiaries.

    Arizona Charlie's Decatur is located on approximately 17 acres of land, four miles west of the Las Vegas strip. An estimated 500,000 people live within a five-mile radius of the property. The property is easily accessible from Route 95, a major highway in Las Vegas. Arizona Charlie's Decatur contains approximately 52,000 square feet of gaming space, 258 hotel rooms, four restaurants and three bars. The property targets repeat customers from the surrounding communities. In 2003, revenues were $67.9 million.

    Arizona Charlie's Boulder is located on approximately 24 acres of land, seven miles east of the Las Vegas strip, near an I-515 interchange. The I-515 is the most heavily traveled east/west highway in Las Vegas. An estimated 423,000 people live within a five-mile radius of the property. Arizona Charlie's Boulder contains approximately 41,000 square feet of gaming space, 303 hotel rooms, four restaurants and a 202-space recreational vehicle park. As with the Arizona Charlie's Decatur property, the property targets repeat customers from the surrounding communities. In 2003, revenues were $31.2 million.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

ITEM 9A. CONTROLS AND PROCEDURES

    a. As of December 31, 2003, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's and its subsidiaries' disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings.

    b. During the three months ended December 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF AREP.

    The names, offices held and the ages of the directors and executive officers of the General Partner are as follows:

                    NAME                       AGE                    OFFICE
                    ----                       ---                    ------
Carl C. Icahn................................  68    Chairman of the Board
William A. Leidesdorf........................  58    Director
James L. Nelson..............................  54    Director
Jack G. Wasserman............................  67    Director
Keith A. Meister.............................  30    President and Chief Executive Officer
Martin L. Hirsch.............................  48    Executive Vice President and Director of
                                                     Acquisitions and Development
John P. Saldarelli...........................  62    Vice President, Chief Financial Officer,
                                                     Secretary and Treasurer

    Carl C. Icahn has been Chairman of the Board of the General Partner since November 15, 1990. He is also Chairman of the Board of Directors and a Director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a Delaware corporation ('SHC'), and Chairman of the Board and a Director of various of SHC's subsidiaries. SHC is primarily engaged in the business of holding, either directly or through subsidiaries, various businesses and investments and its address is 100 South Bedford Road, Mount Kisco, New York 10549. Mr. Icahn has also been Chairman of the Board of Directors of ACF since October 29, 1984 and a Director of ACF since June 29, 1984. ACF is a railroad freight and tank car leasing, sales and manufacturing company. He has also been Chairman of the Board of Directors and President of Icahn & Co., Inc. since 1968. Icahn & Co., Inc. is a registered broker-dealer and a member of the National Association of Securities Dealers. ACF and Icahn & Co., Inc. are deemed to be directly or indirectly owned and controlled by Carl C. Icahn. In January 2003, Mr. Icahn became Chairman of the Board and a Director of XO Communications Inc., a telecommunications company. Mr. Icahn has been a Director of Cadus Corporation, a firm which holds various biotechnology patents, since 1993. Since October 1998, Mr. Icahn has been the President and a Director of Stratosphere Corporation which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has also served as the Chairman of the Board of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc. which owns and operates the Sands Hotel. Mr. Icahn also has substantial equity interests in and controls various partnerships and corporations that invest in publicly traded securities.

    William A. Leidesdorf has served as Director of the General Partner since March 26, 1991. Mr. Leidesdorf is also a Director of Renco Group, Inc. and its subsidiary, WCI Steel Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Since December 29, 2003, Mr. Leidesdorf has served as a Director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp. which are indirect subsidiaries of AREP. Mr. Leidesdorf has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

    James L. Nelson has served as a Director of the General Partner since
June 12, 2001. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc. a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc. Mr. Nelson currently serves as a Director of Viskase Corporation, a closely-held supplier for the meat and poultry business, and TransTexas Gas Corporation, a company that is 85%

                                     III-1
owned by various Icahn entities and managed by National Energy Group, Inc., a subsidiary of AREH. Until March 2001, he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. Since December 29, 2003, Mr. Nelson has served as a Director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp., which are indirect subsidiaries of AREP. Mr. Nelson has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

    Jack G. Wasserman has served as a Director of the General Partner since December 3, 1993. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission and, at the latter's direction, is an independent member and Chairman of the Stratosphere Compliance Committee.

    Since December 29, 2003, Mr. Wasserman has served as a Director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp., which are indirect subsidiaries of AREP. Mr. Wasserman is not a member of the Stratosphere's Board of Directors. Since December 1, 1998,
Mr. Wasserman has been a director of National Energy Group, Inc. which, on December 4, 1998, sought protection under the federal bankruptcy laws. A Plan of Reorganization became effective on August 4, 2000, and a final decree closing the case and settling all matters relating to the bankruptcy proceeding became effective on December 13, 2001. In 2003, as noted above, National Energy Group Inc. became a subsidiary of AREH. Mr. Wasserman is also a director of Cadus Corporation and, on March 11, 2004, was appointed a member of the Board of Directors of Triarc Companies, Inc. effective March 15, 2004. Since
December 29, 2003, Mr. Wasserman has served as a Director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp., which are indirect subsidiaries of AREP.

    Keith A. Meister has served as President and Chief Executive Officer of the General Partner since August 2003. He also continues to serve as a senior investment analyst of High River Limited Partnership ('High River'), a company owned and controlled by Mr. Icahn, a position he has held since June 2002. Mr. Meister devotes approximately 50% of his time to the performance of services for AREP and its subsidiaries and the remaining 50% to the performance of services to High River and other affiliates of Mr. Icahn. From March 2000 through 2001, Mr. Meister co-founded and served as co-president of J Net Ventures, a venture capital fund focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: XO Communications, Inc., a company that is majority-owned by various Icahn entities; TransTexas Gas Corporation, a company that is 85% owned by various Icahn entities and managed by National Energy Group, Inc. a subsidiary of AREH; and Scientia Corporation, a private health care venture company in which AREH holds less than a 10% equity interest. Since December 2003, Mr. Meister has served as a Director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp., which are indirect subsidiaries of AREP.

    Martin L. Hirsch has served as a Vice President of the General Partner since 1991, focusing on investment, management and disposition of real estate properties and other assets. On March 23, 2000, Mr. Hirsch was elected to serve as Executive Vice President and Director of Acquisitions and Development of the General Partner. From January, 1986 to January, 1991, Mr. Hirsch was a Vice President of Integrated Resources, Inc. where he was involved in the acquisition of commercial real estate properties and asset management. In 1985 and 1986, Mr. Hirsch was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch has served as a Director of Stratosphere Corporation since October 14, 1998. In 1998, Mr. Hirsch was appointed to the Board of Directors of National Energy Group, Inc., an AREH subsidiary. Mr. Hirsch has served as Director of GB Holdings, Inc. and GB Property Funding, Inc. since

                                     III-2

September 29, 2000 and Director of Greate Bay Hotel & Casino, Inc., which owns and operates the Sands Hotel in Atlantic City, NJ, since February 28, 2001.

    John P. Saldarelli has served as Vice President, Secretary and Treasurer of the General Partner since March 18, 1991 and as Chief Financial Officer since June 2000. Mr. Saldarelli was President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April 15, 1993. Mr. Saldarelli has served as a Director of Stratosphere since October 14, 1998. Since February 28, 2001, Mr. Saldarelli has served as a Director of GB Holdings, Inc., GB Property Funding, Inc. and Greate Bay Hotel & Casino, Inc., which owns and operates the Sands Hotel in Atlantic City, NJ.

    James L. Nelson, William A. Leidesdorf and Jack G. Wasserman are on the Audit Committee of the Board of Directors of the General Partner. AREP believes that the Audit Committee members are 'independent' as defined in the currently applicable listing standards of the New York Stock Exchange.

    James L. Nelson, William A. Leidesdorf and Carl C. Icahn are the members of the Compensation Committee of the Board of Directors of the General Partner.

    Each executive officer and director will hold office until the next annual meeting of the General Partner and until his or her successor is elected and qualified. Directors who are also Audit Committee members receive quarterly fees of $6,250 and may receive additional compensation for Special Committee assignments. In 2003, Messrs. Leidesdorf, Nelson and Wasserman received audit and special committee fees of $34,120, $44,040 and $54,130, respectively.

    Each of the executive officers of the General Partner may perform services for other affiliates of the General Partner which are reimbursed to AREP. However, Mr. Meister is paid by AREP a base salary for the 50% of his time which is spent on the business of AREP and its subsidiaries and he is compensated by affiliates of Mr. Icahn for the time he spends on their business. His compensation from such affiliates includes an equivalent amount of base salary. He may also receive a bonus from such affiliates.

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

CODE OF ETHICS

    On March 12, 2004, the General Partner's Board of Directors adopted a Code of Ethics applicable to AREP's principal executive officer, principal financial officer and principal accounting officer. A copy

                                     III-3
of the Code of Ethics may be obtained without charge by writing to American Real Estate Partners, L.P., 100 South Bedford Road, Mount Kisco, NY 10549, attention:
John Saldarelli, and is included in this Annual Report on Form 10-K as
Exhibit 99.2.

FILING OF REPORTS

    To the best of AREP's knowledge, no director, executive officer or beneficial owner of more than 10% of AREP's Depositary Units failed to file on a timely basis reports required by 'SS'16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION.(1)

    The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other most highly compensated executive officers of AREP for services in all capacities to AREP for the fiscal years ended December 31, 2003, 2002, 2001.(2)

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL
                                                                COMPENSATION
                                                              -----------------
                            (a)                               (b)       (c)
                NAME AND PRINCIPAL POSITION                   YEAR   SALARY ($)
                ---------------------------                   ----   ----------
Keith A. Meister(3) ........................................  2003     73,150
  President and Chief Executive Officer
Albo J. Antenucci, Jr.(3) ..................................  2003    327,663
  President and Chief Executive Officer                       2002    349,442
                                                              2001    323,750
Martin L. Hirsch(3) ........................................  2003    319,923
  Executive Vice President and Director of                    2002    255,500
                                                              2001    255,000
John P. Saldarelli(3) ......................................  2003    200,200
  Vice President, Chief Financial Officer, Secretary and      2002    190,400
  Treasurer                                                   2001    182,000

(1) Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by AREP or by the General Partner, which was subsequently reimbursed by AREP, required to be reported in those columns or tables.

(2) Carl C. Icahn, the Chairman of the Board, received no compensation for the periods indicated. In addition, other than Albo J. Antenucci, Jr., Martin L. Hirsch and John P. Saldarelli, no other executive officer received compensation in excess of $100,000 from AREP for the applicable period.

(3) On August 18, 2003, Keith Meister was elected President and Chief Executive Officer. On August 15, 2003, Albo J. Antenucci, Jr. resigned as President and Chief Executive Officer of the General Partner. Mr. Antenucci will continue as a part time consultant to AREP through May 2004.

    Messrs. Saldarelli and Hirsch devote all of their time to the performance of services for AREP and its investments. (Mr. Meister devotes approximately 50% of his time to the performance of services for AREP and its subsidiaries.) The directors of the General Partner devote only a portion of their time to performance of service for AREP. In February 1993, AREP adopted a 401K plan pursuant to which AREP will make a matching contribution to an employee's individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    As of March 1, 2004, affiliates of Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 39,896,836 Depositary Units, or approximately 86.5% of the outstanding Depositary Units, and 8,477,139 Preferred Units, or approximately 86.5% of the outstanding Preferred Units. In light of this ownership position, the Board of Directors has determined that AREP is a

                                     III-4

'controlled company' for the purposes of the New York Stock Exchange's listing standards and is, therefore, not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. The Board of Directors of the General Partner presently consists of a majority of independent Directors and the Audit Committee consists entirely of independent directors.

    The affirmative vote of Unitholders holding more than 75% of the total number of all Depositary Units then outstanding, including Depositary Units held by the General Partner and its affiliates, is required to remove the General Partner. Thus, since Icahn, through affiliates, holds approximately 86.5% of the Depositary Units outstanding, the General Partner will not be able to be removed pursuant to the terms of the Partnership Agreement without Icahn's consent. Moreover, under the Partnership Agreement, the affirmative vote of the General Partner and Unitholders owning more than 50% of the total number of all outstanding Depositary Units then held by Unitholders, including affiliates of Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of AREP's assets in a single sale or in a related series of multiple sales, dissolving AREP or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the Partnership Agreement or causing AREP, in its capacity as sole limited partner of the Subsidiary, to consent to certain proposals submitted for the approval of the limited partners of the Subsidiary. Accordingly, as affiliates of Icahn hold in excess of 50% of the Depositary Units outstanding, Icahn, through affiliates, will have effective control over such approval rights.

    The following table provides information, as of March 1, 2004, as to the beneficial ownership of the Depositary Units and Preferred Units of AREP for each director of the General Partner, and all directors and executive officers of the General Partner as a group.

                                                    BENEFICIAL                   BENEFICIAL
                                                   OWNERSHIP OF     PERCENT     OWNERSHIP OF     PERCENT
           NAME OF BENEFICIAL OWNER              DEPOSITARY UNITS   OF CLASS   PREFERRED UNITS   OF CLASS
           ------------------------              ----------------   --------   ---------------   --------
Carl C. Icahn(1)...............................     39,896,836        86.5%       8,477,139        86.5%
All directors and executive officers as a group
  (7 persons)..................................     39,896,836        86.5%       8,477,139        86.5%

(1) Carl C. Icahn, through affiliates, is the beneficial owner of the 39,896,836 Depositary Units set forth above and may also be deemed to be the beneficial owner of the 700 Depositary Units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest in AREP which the General Partner holds by virtue of its 1% General Partner interest in each of AREP and the Subsidiary. Furthermore, pursuant to a registration rights agreement entered into by affiliates of Icahn in connection with the 1997 Offering, AREP has agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by affiliates of Icahn.

                              -------------------
    Mr. Icahn, through certain affiliates, currently owns 100% of the General Partner and over 86% of the Depositary Units and Preferred Units. Applicable pension and tax laws make each member of a 'controlled group' of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

    As a result of the more than 80% ownership interest in AREP by Mr. Icahn's affiliates, AREP and its subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans that are underfunded by a total of approximately $31 million on an ongoing actuarial basis and $134 million if those plans were terminated, as most recently reported for the 2003 plan year by the plans' actuaries. These liabilities could increase or decrease, depending on a

                                     III-5
number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As a member of the ACF controlled group, AREP would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes AREP may have pension plan obligations that are, or may become, underfunded and AREP would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

    The current underfunded status of the ACF pension plans requires ACF to notify the PBGC thirty days in advance of certain 'reportable events,' such as if AREP ceases to be a member of the ACF controlled group, or if AREP makes certain extraordinary dividends or stock redemptions. This reporting obligation could cause us to seek to delay or reconsider the occurrence of such reportable events.

    Starfire Holding Corporation, or Starfire, which is 100% owned by Mr. Icahn, has undertaken to indemnify AREP and its subsidiaries from losses resulting from any imposition of pension funding or termination liabilities that may be imposed on AREP and its subsidiaries or their assets as a result of being a member of the Icahn controlled group. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on AREP, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

    On October 17, 2003, Carl C. Icahn, Chairman of the Board of the General Partners, repaid the $250 million loan which had been made to him on December 27, 2001. AREP made the a two-year $250 million loan to Mr. Icahn, secured by securities consisting of (i) approximately $250 million aggregate market value of AREP's units owned by Mr. Icahn and (ii) shares of a private company owned by Mr. Icahn, which shares have an aggregate book value of at least $250 million, together with an irrevocable proxy on sufficient additional shares of the private company so that the pledged shares and the shares covered by the proxy equal in excess of 50% of the private company's shares. AREP returned the collateral on October 17, 2003, the date the loan was repaid. The interest on the loan was payable semi-annually, at a per annum rate equal to the greater of
(i) 3.9% and (ii) 200 basis points over 90 day LIBOR to be reset each calendar quarter. The applicable rate in 2003 was 3.9% and in 2002 ranged from 3.9% to 4.03%. Interest income of approximately $7.9 million and $9.9 million was earned on this loan in 2003 and 2002, respectively. AREP entered into this transaction to earn interest income on a secured investment. See Item 1 -- 'Recent Acquisitions/Investments' for a discussion of this investment.

    In October 2003, pursuant to a Purchase Agreement dated as of May 16, 2003, AREP acquired certain debt and equity securities of National Energy Group, Inc. ('NEG') from entities affiliated with Carl C. Icahn for an aggregate consideration of approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities. The agreement was reviewed and approved by the Audit Committee who were advised by its independent financial advisor and legal counsel. The securities acquired were $148,637,000 in principal amount of outstanding 10 3/4% Senior Notes due 2006 of NEG (representing all of NEG's outstanding debt securities) and 5,584,044 shares of common stock of NEG. As a result of the foregoing transaction and the acquisition by AREP of additional securities of NEG prior to the closing, AREP beneficially owns in excess of 50% of the outstanding common stock of NEG. See Item 1 -- 'Recent Acquisition/Investments' for a discussion of this investment.

    On January 5, 2004, American Casino & Entertainment Properties LLC ('American Casino'), a wholly-owned subsidiary of AREH, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder from Carl C. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. The closing of the acquisition is subject to certain conditions, including among other things, obtaining all approvals necessary under the gaming laws. The terms of the transactions were approved by the Audit Committtee, who received an opinion from its financial advisor, Morgan Joseph & Co. Inc., as to the fairness of the consideration to be paid from a financial point of view. Upon receiving all approvals necessary under gaming laws and upon

                                     III-6
closing of the acquisition, the subsidiary, AREH will transfer 100% of the common stock of Stratosphere Corporation to American Casino. As a result, following the acquisition and contribution, American Casino will own and operate three gaming and entertainment properties in the Las Vegas metropolitan area. See Item 1 -- 'Recent Acquisition/Investments' for a discussion of this investment.

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

    For the years ended December 31, 2003 and 2002, AREP made no payments with respect to the Depositary Units owned by the General Partner. However, in 2003 and 2002 the General Partner was allocated approximately $1,205,000 and approximately $1,283,000 respectively, of the net earnings of AREP as a result of its 1.99% general partner interest in AREP.

    On March 31, 2003, Icahn received 403,673 Preferred Units as part of AREP's scheduled annual preferred unit distribution and is expected to receive an additional 423,856 Preferred Units in March 2004 as part of such scheduled annual preferred unit distribution.

    In 1997 AREP entered into a license agreement for a portion of office space from an affiliate of the General Partner. The license agreement dated as of February 1, 1997 expires May 22, 2004 unless sooner terminated in accordance with the agreement. Pursuant to the license agreement, AREP has the non-exclusive use of approximately 2,275 square feet for which it pays monthly rent of $11,185 plus 10.77% of certain 'additional rent.' For the years ended December 31, 2003, 2002 and 2001 AREP paid an affiliate of the General Partner approximately $159,000, $153,000 and $147,000, respectively, of rent in connection with this licensing agreement. The terms of such license agreement were reviewed and approved by the Audit Committee.

    For the years ended December 31, 2003, 2002 and 2001, Stratosphere billed affiliates of the General Partner approximately $2,993,000, $1,675,000 and $1,338,000, respectively, for administrative services performed by Stratosphere personnel. For the years ended December 31, 2003, 2002 and 2001 Stratosphere also received hotel revenue of $4,000, $123,000 and $600,000, respectively, in connection with a tour and travel agreement entered into with an affiliate of the General Partner. Stratosphere also received approximately $101,000 in hotel and food revenue from an affiliate of the General Partner in the year ended December 31, 2003 in connection with a conference held at Stratosphere.

    For the year ended December 31, 2003, the Company paid approximately $81,000 to an affiliate of the General Partner for telecommunication services.

    NEG received management fees from an affiliate of approximately $7,967,000, $7,637,000 and $2,699,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

    NEG entered into an agreement to manage Trans Texas Gas Corporation, an Icahn-affiliate, for a fee of $312,500 per month.

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

                                     III-8

    In addition, employees of AREP may, from time to time, provide services to affiliates of the General Partner, with AREP being reimbursed therefor. Reimbursement to AREP by such affiliates in respect of such services is subject to review and approval by the Audit Committee. In 2003 and 2002, AREP received approximately $68,000 and $47,000, respectively, for such services. Also, an affiliate of the General Partner provided certain administrative services to AREP in the amount of approximately $78,000, $77,000 and $73,000 in the years ended December 31, 2003, 2002, and 2001, respectively.

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

    Pursuant to the Rules of the New York Stock Exchange ('NYSE'), on March 12, 2004, AREP approved and adopted its Amended and Restated Audit Committee Charter which is included in this Annual Report on Form 10-K as Exhibit 99.1.

    The Audit Committee, has confirmed that: (i) the Audit Committee reviewed and discussed AREP's 2003 audited financial statements with management,
(ii) the Audit Committee has discussed with AREP's independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU 'SS'380), (iii) the Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, and (iv) based on the review and discussions referred to in clauses (i), (ii) and (iii) above, the Audit Committee recommended to the Board of Directors that AREP's 2003 audited financial statements be included in this Annual Report on Form 10-K.

    The Board of Directors of the General Partner has determined that AREP does not have an 'audit committee financial expert,' within the meaning of Item 401(h) of Regulation S-K, serving on the Audit Committee. AREP believes that each member of the Audit Committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a Director and member of the Audit Committee of the General Partner, to be fully capable of discharging his duties as a member of the Audit Committee. However, none of the members of the Audit Committee has a professional background in accounting or 'preparing, auditing, analyzing or evaluating financial statements'. If the Audit Committee determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an 'audit committee financial expert' within the meaning of Item 401(h) of Regulation S-K.

                                     III-9

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The following table summarizes KPMG LLP Fees For Professional Services Rendered for AREP and its consolidated subsidiaries and GB Holdings:

      SUMMARY OF KPMG LLP FEES FOR PROFESSIONAL SERVICES RENDERED FOR THE
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

Audit fees(1).............................................  $  713,300       $  407,300
Audit related fees(2).....................................  $  474,500       $  276,000
Tax fees(3)...............................................  $  180,400       $  102,200
Other fees................................................          --               --
                                                            ----------       ----------
    Total fees............................................  $1,368,200       $  785,500
                                                            ----------       ----------
                                                            ----------       ----------

(1) Services relating to audit of the annual consolidated financial statements, review of quarterly financial statements and limited reviews, consents, assistance with the review of documents filed with the SEC and other services.

(2) Services relating primarily to audit and limited reviews, of GB Holdings financial statements; audits of employee benefit plans; regulatory compliance procedures and other services to AREP and its consolidated subsidiaries.

(3) Services relating to review and preparation of federal and state tax returns.

                              -------------------
    In accordance with AREP's Amended and Restated Audit Committee Charter adopted on March 12, 2004, the Audit Committee is required to approve in advance any and all audit services and permitted non-audit services provided to AREP and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the Exchange Act), all as required by applicable law or listing standards. All of the fees in 2003 were pre-approved by the Audit Committee. For the fiscal years ended December 31, 2003 and 2002, none of the services described above under the captions
'Audited Related Fees,' 'Tax Fees' or 'Other Fees' was covered by the de minimus exception.

                                     III-10

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

    The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

                                                                 PAGE
                                                                NUMBER
                                                                ------
Independent Auditors' Reports...............................    II-14
Consolidated Balance Sheets -- December 31, 2003 and 2002...    II-15
Consolidated Statements of Earnings -- Years ended December
  31, 2003, 2002 and 2001...................................    II-16
Consolidated Statements of Changes in Partners' Equity and
  Comprehensive Income -- Years ended December 31, 2003,
  2002, and 2001............................................    II-17
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2003, 2002 and 2001..........................  II-18 - 19
Notes to Consolidated Financial Statements..................  II-20 - 46

(a)(2) Financial Statement Schedules:

Schedule III -- Real Estate Owned and Revenues Earned (by tenant or guarantor, as applicable).................................  IV-4-15

    All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto.

(a)(3) Exhibits:

      3.1 -- Certificate of Limited Partnership of AREP, dated
            February 17, 1987 (filed as Exhibit No. 3.1 to AREP's
            Annual Report on Form 10-K for the year ended December 31,
            1987 and incorporated herein by reference).
      3.2 -- Amended and Restated Agreement of Limited Partnership of
            AREP, dated as of May 12, 1987 (filed as Exhibit No. 3.2 to AREP's Annual Report on Form 10-K for the year ended
            December 31, 1987 and incorporated herein by reference).
      3.3 -- Amendment No. 1 to the Amended and Restated Agreement of
            Limited Partnership of AREP (filed as Exhibit 3.3 to
            AREP's Annual Report on Form 10-K for the year ended
            December 31, 1994 and incorporated herein by reference).
      3.4 -- Certificate of Limited Partnership of American Real
            Estate Holdings Limited Partnership (the 'Subsidiary'), dated February 17, 1987, and amendment thereto, dated
            March 12, 1987 (filed as Exhibit No. 3.3 to AREP's Annual
            Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
      3.5 -- Amended and Restated Agreement of Limited Partnership of the Subsidiary, dated as of July 1, 1987 (filed as Exhibit
            No. 3.4 to AREP's Annual Report on Form 10-K for the year ended December 31, 1987 and incorporated herein by reference).
      3.6 -- Amendment No. 2 to the Amended and Restated Agreement of
            Limited Partnership of AREP dated as of August 16, 1996
            and filed as Exhibit 10.1 to 8-K filed on August 16, 1996 and incorporated herein by reference.
      3.7 -- Amendment No. 1 to the Amended and Restated Agreement of
            Limited Partnership of the Subsidiary dated August 16,
            1996 filed as Exhibit 10.2 to the 8-K dated August 16,
            1996 and incorporated herein by reference.
      3.8 -- Amendment No. 3. to the Amended and Restated Agreement of
            Limited Partnership of AREP dated May 9, 2002. (Included in the annual report on 10-K for the year ended December 31, 2002 and incorporated herein by reference).
      3.9 -- Amendment No. 2 to the Amended and Restated Agreement of
            Limited Partnership of the Subsidiary dated June 14, 2002.
            (Included in the annual report on 10-K for the year ended
            December 31, 2002 and incorporated herein by reference).
      4.1 -- Depositary Agreement among AREP, the General Partner and
            Registrar and Transfer Company, dated as of July 1, 1987
            (filed as Exhibit No. 4.1 to AREP's Annual Report on Form
            10-K for the year ended December 31, 1987 and incorporated herein by reference).

      4.2 -- Amendment No. 1 to the Depositary Agreement (filed as
            Exhibit 4.2 to AREP's Annual Report on Form 10-K for the
            year ended December 31, 1994 and incorporated herein by
            reference).
      4.3 -- Specimen Depositary Receipt (filed as Exhibit No. 4.2 to
            AREP's Annual Report on Form 10-K for the year ended
            December 31, 1987 and incorporated herein by reference).
      4.4 -- Form of Transfer Application (filed as Exhibit No. 4.3 to
            AREP's Annual Report on Form 10-K for the year ended
            December 31, 1987 and incorporated herein by reference).
      4.5 -- Specimen Certificate representing Preferred Units (filed as Exhibit No. 4.9 to AREP's Registration Statement on
            Form S-3 (Registration No. 33-54767) and incorporated
            herein by reference).
     10.1 -- Nonqualified Unit Option Plan (filed as Exhibit No. 10.1 to AREP's Annual Report on Form 10-K for the year ended
            December 31, 1987 and incorporated herein by reference).
     10.2 -- Distribution Reinvestment Plan (filed as Exhibit No. 10.3 to AREP's Annual Report on Form 10-K for the year ended
            December 31, 1987 and incorporated herein by reference).
     10.10 -- Subscription Guaranty Agreement between AREP and High
            Coast Limited Partnership (the 'Guarantor') (filed as
            Exhibit 4.10 to AREP's Registration Statement on Form S-3
            (Registration No. 33-54767) and incorporated herein by
            reference).
     10.11 -- Registration Rights Agreement between AREP and the
            Guarantor (filed as Exhibit 4.11 to AREP's Registration
            Statement on Form S-3 (Registration No. 33-54767) and
            incorporated herein by reference).
     10.12 -- Amended and Restated Agency Agreement (filed as Exhibit
            10.12 to AREP's Annual Report on Form 10-K for the year
            ended December 31, 1994 and incorporated herein by
            reference).
     10.13 -- Subscription Agent Agreement (filed as Exhibit 10.13 to
            AREP's Annual Report on Form 10-K for the year ended
            December 31, 1994 and incorporated herein by reference).
     10.14 -- Subscription Guaranty Agreement between AREP and the
            Guarantor (filed as Exhibit 4.10 to Amendment No. 1 to
            AREP's Registration Statement on Form S-3 (Registration
            No. 333-31561) and incorporated herein by reference).
     10.15 -- Registration Rights Agreement between AREP and the
            Guarantor (filed as Exhibit 4.11 to Amendment No. 1 to
            AREP's Registration Statement on Form S-3 (Registration
            No. 333-31561) and incorporated herein by reference).
     10.16 -- Subscription Agent Agreement filed as Exhibit 99.1 to
            AREP's Registration Statement on Form S-3 (Registration
            No. 333-31561) and incorporated herein by reference).
     10.17 -- Note dated December 27, 2001 from Carl Icahn to American
            Real Estate Holdings, L.P. in the amount of $250 million
            and incorporated herein by reference.
     10.18 -- Pledge Agreement dated December 27, 2001 between American
            Real Estate Holdings, L.P. and Carl Icahn and incorporated herein by reference.
     10.19 -- Accommodation Pledge Agreement dated December 27, 2001, between American Real Estate Holdings, L.P. and various
            pledgors and incorporated herein by reference.
     16   -- Letter dated September 27, 1991 of Deloitte & Touche
            regarding change in accountants (filed as Exhibit No. A to
            AREP's Current Report on Form 8-K dated October 3, 1991
            and incorporated herein by reference).
     22   -- List of Subsidiaries (filed as Exhibit No. 22 to AREP's
            Annual Report on Form 10-K for the year ended December 31,
            1987 and incorporated herein by reference).
     31   -- Certification of Chief Executive Officer included herein.
     31.1 -- Certification of Chief Financial Officer included herein.
     32   -- Certification of Principal Executive Officer included herein.
     32.1 -- Certification of Principal Financial Officer included herein.
     99.1 -- Audit Committee Charter was adopted on March 12, 2004 and is incorporated herein as Exhibit 99.1.
     99.2 -- Code of Ethics for Principal Executive Officer and Senior
            Financial Officers of American Property Investors, Inc.
            and American Real Estate Partners, L.P. is incorporated
            herein as Exhibit 99.2.

(b) Reports on Form 8-K:

        (1) A Form 8-K was filed on October 2, 2003 -- American Real Estate Partners, L.P. Acquires Certain Securities of NEG Inc.

        (2) A Form 8-K was filed on November 14, 2003 -- American Real Estate Partners, L.P. reports Third Quarter and Nine Months Results.

        (3) A Form 8-K was filed on November 19, 2003 -- American Real Estate Partners, L.P. Comments on Trading Activity.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(a) of the Securities Exchange Act of 1934, AREP has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2004.

                                          AMERICAN REAL ESTATE PARTNERS, L.P.

                                          By: AMERICAN PROPERTY INVESTORS, INC.
                                             General Partner

                                          By:        /s/ KEITH A. MEISTER
                                              ..................................
                                                    KEITH A. MEISTER, JR.
                                                PRESIDENT AND CHIEF EXECUTIVE
                                    OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of AREP and in the capacities and on the dates indicated.

                SIGNATURE                   TITLE                                    DATE
                ---------                   -----                                    ----
           /s/ KEITH A. MEISTER             President and Chief Executive Officer    March 15, 2004
...........................................
            (KEITH A. MEISTER)

            /s/ CARL C. ICAHN               Chairman of the Board                    March 15, 2004
 .........................................
             (CARL C. ICAHN)

        /s/ WILLIAM A. LEIDESDORF           Director                                 March 15, 2004
 .........................................
         (WILLIAM A. LEIDESDORF)

           /s/ JAMES L. NELSON              Director                                 March 15, 2004
 .........................................
            (JAMES L. NELSON)

          /s/ JACK G. WASSERMAN             Director                                 March 15, 2004
 .........................................
           (JACK G. WASSERMAN)

          /s/ JOHN P. SALDARELLI            Treasurer (Principal Financial           March 15, 2004
 .........................................    Officer and Principal Accounting
           (JOHN P. SALDARELLI)               Officer)





                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10K SIGNATURE PAGE

                                  SCHEDULE III

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 1
                     REAL ESTATE OWNED AND REVENUES EARNED

                                                   NO. OF      AMOUNT OF
                                          STATE   LOCATIONS   ENCUMBRANCES
                                          -----   ---------   ------------
COMMERCIAL PROPERTY LAND AND BUILDING
Acme Markets, Inc. and FPBT of Penn.       PA         1
Alabama Power Company                      AL         5
Amer Stores, Eckerd & Marburn              NJ         1
Atrium                                     VA         1       $18,716,286
Best Products Co., Inc.                    VA         1
Chesebrough-Pond's Inc.                    CN         1
Collins Foods International, Inc.          OR         3
Collins Foods International, Inc.          CA         1
Dillon Companies, Inc.                     MO         1
Dragon court                               MA         1
Duke Power Co.                             NC         1
Easco Corp.                                NC         1
European American Bank and Trust Co.       NY         1
Farwell Bldg.                              MN         1
First National Supermarkets, Inc.          CT         1        19,848,351
Fisher Scientific Company                  IL         1
Forte Hotels International, Inc.           NJ         1
Fox Grocery Company                        WV         1
Gino's, Inc.                               MO         1
Gino's, Inc.                               OH         1
Golf Road                                  IL         1         6,682,664
Grand Union Co.                            MD         1
Grand Union Co.                            NY         1
Grand Union Co.                            VA         1
Whalen                                     NY         1
Gunite                                     IN         1
G.D. Searle & Co.                          IL         1
G.D. Searle & Co.                          MN         1
G.D. Searle & Co.                          IL         1
Integra A Hotel and Restaurant Co.         AL         2
Integra A Hotel and Restaurant Co.         IL
Integra A Hotel and Restaurant Co.         IN         1
Integra A Hotel and Restaurant Co.         OH         1
Integra A Hotel and Restaurant Co.         MO         1
Integra A Hotel and Restaurant Co.         TX         1
Integra A Hotel and Restaurant Co.         MI         1
Intermountain Color                        KY         1
J.C. Penney Company, Inc.                  MA         1
Kings buffet                               FL         1
K-Mart Corporation                         LA         1
K-Mart Corporation                         WI         1
K-Mart Corporation                         MN         1
K-Mart Corporation                         FL         1
K-Mart Corporation                         IA         1
K-Mart Corporation                         FL         1
K-Mart Corporation                         FL         1
K-Mart Corporation                         IL         1
Kobacker Stores, Inc.                      MI         2
Kobacker Stores, Inc.                      KY         1
Kobacker Stores, Inc.                      OH         4
Landmark Bancshares Corporation            MO         1





                                           PART 1--REAL ESTATE OWNED AT DECEMBER 31, 2003--ACCOUNTED FOR UNDER THE:
                                        -------------------------------------------------------------------------------
                                                                     OPERATING METHOD
                                        -------------------------------------------------------------------------------
                                                                                                             RENT DUE
                                                                                                                AND
                                                                                                            ACCRUED OR
                                                                                                            RECEIVED IN
                                                                               AMOUNT                       ADVANCE AT
                                           INITIAL COST        COST OF       CARRIED AT      RESERVE FOR      END OF
                                            TO COMPANY      IMPROVEMENTS   CLOSE OF PERIOD   DEPRECIATION     PERIOD
                                          ---------------   ------------   ---------------   ------------   -----------
COMMERCIAL PROPERTY LAND AND BUILDING
Acme Markets, Inc. and FPBT of Penn.        $ 2,004,393     $   165,714    $   2,170,107     $ 1,560,784     $ 14,736
Alabama Power Company
Amer Stores, Eckerd & Marburn                 2,045,641                        2,045,641(2)    1,632,403
Atrium                                       27,921,246           8,627       27,929,873(2)    2,293,391
Best Products Co., Inc.                       3,303,553          73,262        3,376,815         128,769      (25,833)
Chesebrough-Pond's Inc.                       1,549,805                        1,549,805       1,191,062      (11,770)
Collins Foods International, Inc.               250,812                          250,812(2)       16,352
Collins Foods International, Inc.               134,253                          134,253(2)        9,289
Dillon Companies, Inc.                          546,681                          546,681         382,676      (11,217)
Dragon court                                  3,700,000          44,706        3,744,706         176,368
Duke Power Co.                                3,464,225                        3,464,225         344,114
Easco Corp.                                     157,560         888,452        1,046,012          44,423
European American Bank and Trust Co.          1,355,210                        1,355,210(2)    1,284,888
Farwell Bldg.                                 5,081,105                        5,081,105       2,595,341
First National Supermarkets, Inc.
Fisher Scientific Company                       597,806                          597,806(2)      276,722       13,583
Forte Hotels International, Inc.
Fox Grocery Company
Gino's, Inc.
Gino's, Inc.                                    314,012                          314,012          22,415
Golf Road                                     9,288,263          11,591        9,299,854(2)    1,395,053
Grand Union Co.
Grand Union Co.                                 874,765                          874,765          83,272
Grand Union Co.                                 266,468                          266,468(2)      200,472
Whalen                                        7,934,020                        7,934,020(2)      226,925          670
Gunite                                        1,134,565                        1,134,565(2)    1,065,034
G.D. Searle & Co.
G.D. Searle & Co.                               339,358                          339,358         169,939
G.D. Searle & Co.                               323,559                          323,559(2)      250,581
Integra A Hotel and Restaurant Co.              892,484                          892,484          14,080
Integra A Hotel and Restaurant Co.
Integra A Hotel and Restaurant Co.              443,249                          443,249           4,235        1,082
Integra A Hotel and Restaurant Co.              204,192                          204,192(2)        4,082
Integra A Hotel and Restaurant Co.              414,887                          414,887           9,503
Integra A Hotel and Restaurant Co.              438,097                          438,097          10,465
Integra A Hotel and Restaurant Co.              431,486                          431,486(2)        9,851        1,219
Intermountain Color                             560,444                          560,444         523,715
J.C. Penney Company, Inc.                     2,484,262                        2,484,262       1,987,410      (20,854)
Kings buffet                                    910,425                          910,425          21,401         (279)
K-Mart Corporation
K-Mart Corporation
K-Mart Corporation
K-Mart Corporation
K-Mart Corporation
K-Mart Corporation                            2,636,000                        2,636,000(2)   1,899,765
K-Mart Corporation
K-Mart Corporation                              600,000                          600,000        15,866
Kobacker Stores, Inc.                           112,225                          112,225                       1,068
Kobacker Stores, Inc.                            88,364                           88,364                         769
Kobacker Stores, Inc.                           298,496                          298,496                       2,487
Landmark Bancshares Corporation





                                           PART 1--REAL ESTATE OWNED
                                        AT DECEMBER 31, 2003--ACCOUNTED          PART 2--REVENUES EARNED FOR THE
                                                  FOR UNDER THE:                  YEAR ENDED DECEMBER 31, 2003
                                        -------------------------------    ------------------------------------------
                                                FINANCING METHOD
                                        -------------------------------
                                                             MINIMUM
                                                              LEASE                          EXPENDED
                                                           PAYMENTS DUE        TOTAL       FOR INTEREST,
                                                           AND ACCRUED        REVENUE         TAXES,       NET INCOME
                                               NET          AT END OF      APPLICABLE TO    REPAIRS AND    APPLICABLE
                                           INVESTMENT         PERIOD          PERIOD         EXPENSES      TO PERIOD
                                          -------------    ------------    -------------   ------------   -----------
COMMERCIAL PROPERTY LAND AND BUILDING
Acme Markets, Inc. and FPBT of Penn.                                        $   224,856    $   125,712    $    99,144
Alabama Power Company                      $  4,849,942                         557,828              0        557,828
Amer Stores, Eckerd & Marburn                                                   565,214         36,898        528,316
Atrium                                                                        4,107,462      3,166,166        941,296
Best Products Co., Inc.                                                         232,500        379,156       (146,656)
Chesebrough-Pond's Inc.                                                         141,236          9,094        132,142
Collins Foods International, Inc.                                                32,489          4,088         28,401
Collins Foods International, Inc.                                                17,646          2,817         14,829
Dillon Companies, Inc.                                                           26,956          9,016         17,940
Dragon court                                                                    143,148        748,277       (605,129)
Duke Power Co.                                                                  797,177        115,171        682,006
Easco Corp.                                                                     321,000         58,490        262,510
European American Bank and Trust Co.                                            175,000             36        174,964
Farwell Bldg.                                                                 1,151,819        313,290        838,529
First National Supermarkets, Inc.            19,815,365                       1,856,505        874,730        981,775
Fisher Scientific Company                                                       163,000         22,286        140,714
Forte Hotels International, Inc.              5,352,110                         494,512              0        494,512
Fox Grocery Company                           2,128,666                         196,007            450        195,557
Gino's, Inc.                                                                                         0              0
Gino's, Inc.                                                                     51,733          5,604         46,129
Golf Road                                                                       943,033        817,663        125,370
Grand Union Co.                                                                       0              0              0
Grand Union Co.                                                                 108,000         20,840         87,160
Grand Union Co.                                                                  24,150          4,464         19,686
Whalen                                                                           30,700      1,035,623     (1,004,923)
Gunite                                                                                0         68,419        (68,419)
G.D. Searle & Co.                                                                     0            447           (447)
G.D. Searle & Co.                                                                37,000          2,562         34,438
G.D. Searle & Co.                                                                47,080          4,516         42,564
Integra A Hotel and Restaurant Co.                                              253,760         12,196        241,564
Integra A Hotel and Restaurant Co.                                               87,925(3)       4,591(3)      83,334
Integra A Hotel and Restaurant Co.                                              131,038          4,600        126,438
Integra A Hotel and Restaurant Co.                                               82,000          3,266         78,734
Integra A Hotel and Restaurant Co.                                               91,818          7,919         83,899
Integra A Hotel and Restaurant Co.                                              103,960         11,942         92,018
Integra A Hotel and Restaurant Co.                                              149,589         10,134        139,455
Intermountain Color                                                              98,422          7,968         90,454
J.C. Penney Company, Inc.                                                       250,244          1,709        248,535
Kings buffet                                                                    103,161         37,478         65,683
K-Mart Corporation                                                                    0         24,295        (24,295)
K-Mart Corporation                                                                    0       (119,468)       119,468
K-Mart Corporation                                                                    0        111,970       (111,970)
K-Mart Corporation                                                                    0          8,713         (8,713)
K-Mart Corporation                            1,046,571                         100,422          3,037         97,385
K-Mart Corporation                                                              251,420         13,511        237,909
K-Mart Corporation                                                              113,793(3)      18,207(3)      95,586
K-Mart Corporation                                                               58,582         41,145         17,437
Kobacker Stores, Inc.                           123,964      $    2,412          25,733            111         25,622
Kobacker Stores, Inc.                            70,860           1,115          16,480          1,505         14,975
Kobacker Stores, Inc.                           299,721           5,531          59,157              0         59,157
Landmark Bancshares Corporation               3,609,872                         521,813            317        521,496

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 2

                     REAL ESTATE OWNED AND REVENUES EARNED

                                                   NO. OF      AMOUNT OF
                                          STATE   LOCATIONS   ENCUMBRANCES
                                          -----   ---------   ------------
Levitz Furniture Corporation               NY         1
Louisiana Power and Light Company          LA         6
Louisiana Power and Light Company          LA         7
Marsh Supermarkets, Inc.                   IN         1
Mid-South                                  TN         1       $12,700,000
Montgomery Ward, Inc.                      PA         1
Montgomery Ward, Inc.                      NJ         1
Morrison, Inc.                             AL         1
Morrison, Inc.                             GA         1
Morrison, Inc.                             VA         2
North Carolina National Bank               SC         2
Occidental Petroleum Corp.                 CA         1
Ohio Power Co. Inc.                        OH         1
Park West                                  KY         1        11,740,990
Park West UPS                              KY         1        17,605,571
Penske Corp.                               OH         1
Pneumo Corp.                               OH         1
Portland General Electric Company          OR         1        33,628,639
Rayovac                                    WI         1        15,415,558
Rouse Company                              MD         1
Safeway Stores, Inc.                       LA         1
Sams                                       MI         1
Smith's Management Corp.                   NV         1
Southland Corporation                      FL         4
Southland Corporation                      FL         1
Staples                                    NY         1
Stone Container                            WI         1         5,824,491
Stop & Shop                                NY         1
Stop & Shop                                NJ         1
Stop 'N Shop Co., Inc.                     VA         1
Super Foods Services, Inc.                 MI         1         4,327,290
SuperValu Stores, Inc.                     MN         1
SuperValu Stores, Inc.                     OH         1
SuperValu Stores, Inc.                     GA         1
SuperValu Stores, Inc.                     IN         1
Telecom Properties, Inc.                   OK         1
Telecom Properties, Inc.                   KY         1
The A&P Company                            MI         1
The TJX Companies, Inc.                    IL         1
Tire Distribution Systems Inc.             TN         1
Tops Market                                NY         1
Toys 'R' Us, Inc.                          TX         1
Waban                                      NY         1
Watkins                                    MO         1
Webcraft Technologies                      MD         1
Wetterau, Inc.                             PA         1
Wetterau, Inc.                             NJ         1
Wickes Companies, Inc.                     CA         1
RESIDENTIAL PROPERTY LAND AND BUILDING
Crown Cliffs                               AL         1         7,233,108





                                           PART 1--REAL ESTATE OWNED AT DECEMBER 31, 2003--ACCOUNTED FOR UNDER THE:
                                        -------------------------------------------------------------------------------
                                                                     OPERATING METHOD
                                        -------------------------------------------------------------------------------
                                                                                                             RENT DUE
                                                                                                                AND
                                                                                                            ACCRUED OR
                                                                                                            RECEIVED IN
                                                                               AMOUNT                       ADVANCE AT
                                           INITIAL COST        COST OF       CARRIED AT      RESERVE FOR      END OF
                                            TO COMPANY      IMPROVEMENTS   CLOSE OF PERIOD   DEPRECIATION     PERIOD
                                          ---------------   ------------   ---------------   ------------   -----------
Levitz Furniture Corporation
Louisiana Power and Light Company           $ 5,636,053                    $   5,636,053    $   483,544
Louisiana Power and Light Company             6,984,806                        6,984,806        553,118
Marsh Supermarkets, Inc.                      5,001,933                        5,001,933      3,097,560
Mid-South                                    18,226,344                       18,226,344(2)     642,413
Montgomery Ward, Inc.                         3,289,166                        3,289,166      2,290,820
Montgomery Ward, Inc.                         1,178,030                        1,178,030         12,812
Morrison, Inc.                                  858,112                          858,112         21,353
Morrison, Inc.
Morrison, Inc.                                1,765,899                        1,765,899         47,355
North Carolina National Bank                  1,450,047                        1,450,047        646,536    $ 10,092
Occidental Petroleum Corp.
Ohio Power Co. Inc.
Park West                                    19,199,296                       19,199,296(2)   2,793,207
Park West UPS                                21,109,367                       21,109,367(2)   2,479,441      (1,000)
Penske Corp.                                    524,956                          524,956         19,525      (9,533)
Pneumo Corp.                                  1,629,713                        1,629,713         68,492
Portland General Electric Company
Rayovac                                      22,065,852                       22,065,852(2)   2,243,143
Rouse Company
Safeway Stores, Inc.                          1,782,885                        1,782,885      1,134,894
Sams                                          8,844,225                        8,844,225      2,340,082
Smith's Management Corp.
Southland Corporation                           862,367                          862,367        513,035
Southland Corporation
Staples                                       2,391,540                        2,391,540(2)     265,276
Stone Container                               9,028,574                        9,028,574      1,287,134
Stop & Shop                                     900,865                          900,865         83,272
Stop & Shop                                     800,770                          800,770         74,021
Stop 'N Shop Co., Inc.                        2,158,099                        2,158,099         57,647
Super Foods Services, Inc.
SuperValu Stores, Inc.
SuperValu Stores, Inc.
SuperValu Stores, Inc.
SuperValu Stores, Inc.
Telecom Properties, Inc.
Telecom Properties, Inc.                        340,321                          340,321          1,181
The A&P Company                                 999,172                          999,172         13,041
The TJX Companies, Inc.
Tire Distribution Systems Inc.                  120,946                          120,946         75,200
Tops Market                                     262,357                          262,357         24,249     (15,726)
Toys 'R' Us, Inc.
Waban                                         8,478,095                        8,478,095(2)   1,164,396
Watkins
Webcraft Technologies
Wetterau, Inc.
Wetterau, Inc.                                  747,116                          747,116         32,088
Wickes Companies, Inc.                          700,333                          700,333        195,738      (4,533)
RESIDENTIAL PROPERTY LAND AND BUILDING
Crown Cliffs                                 11,457,646     $    93,253       11,550,899(1)   3,662,776





                                           PART 1--REAL ESTATE OWNED
                                        AT DECEMBER 31, 2003--ACCOUNTED          PART 2--REVENUES EARNED FOR THE
                                                  FOR UNDER THE:                  YEAR ENDED DECEMBER 31, 2003
                                        -------------------------------    ------------------------------------------
                                                FINANCING METHOD
                                        -------------------------------
                                                             MINIMUM
                                                              LEASE                          EXPENDED
                                                           PAYMENTS DUE        TOTAL       FOR INTEREST,
                                                           AND ACCRUED        REVENUE         TAXES,       NET INCOME
                                               NET          AT END OF      APPLICABLE TO    REPAIRS AND    APPLICABLE
                                           INVESTMENT         PERIOD          PERIOD         EXPENSES      TO PERIOD
                                          -------------    ------------    -------------   ------------   -----------
Levitz Furniture Corporation                                                          0              0              0
Louisiana Power and Light Company                                           $ 1,240,853    $   161,703    $ 1,079,150
Louisiana Power and Light Company                                             1,299,275        174,703      1,124,572
Marsh Supermarkets, Inc.                                                        506,300        131,844        374,456
Mid-South                                                                     1,684,918      1,306,639        378,279
Montgomery Ward, Inc.                                                           314,280         29,294        284,986
Montgomery Ward, Inc.                                                           193,586         12,930        180,656
Morrison, Inc.                                                                        0         77,996        (77,996)
Morrison, Inc.                                                                  183,360              0        183,360
Morrison, Inc.                                                                        0         84,818        (84,818)
North Carolina National Bank                                                     69,476         69,670           (194)
Occidental Petroleum Corp.                                                            0          1,228         (1,228)
Ohio Power Co. Inc.                        $  3,221,531      $  114,600         305,332              0        305,332
Park West                                                                     1,559,346      1,473,397         85,949
Park West UPS                                                                 1,959,010      1,734,716        224,294
Penske Corp.                                                                     63,551         44,467         19,084
Pneumo Corp.                                                                    243,750         54,793        188,957
Portland General Electric Company            46,892,351        (414,424)      4,074,139      2,685,000      1,389,139
Rayovac                                                                       1,993,330      1,786,171        207,159
Rouse Company                                                                   359,392        134,037        225,355
Safeway Stores, Inc.                                                             85,150         11,974         73,176
Sams                                                                          1,245,569        161,517      1,084,052
Smith's Management Corp.                                                         32,531          9,856         22,675
Southland Corporation                                                           100,359          3,748         96,611
Southland Corporation                                                             9,993(3)         330(3)       9,663
Staples                                                                         352,729        120,169        232,560
Stone Container                                                                 885,334        678,909        206,425
Stop & Shop                                                                     108,000         20,818         87,182
Stop & Shop                                                                      96,000         18,505         77,495
Stop 'N Shop Co., Inc.                                                          109,255        179,573        (70,318)
Super Foods Services, Inc.                    8,670,045                         931,980        396,831        535,149
SuperValu Stores, Inc.                                                                0              0              0
SuperValu Stores, Inc.                                                                0              0              0
SuperValu Stores, Inc.                                                                0          3,430         (3,430)
SuperValu Stores, Inc.                                                           72,678         14,354         58,324
Telecom Properties, Inc.                                                           (252)         3,654         (3,906)
Telecom Properties, Inc.                                                         34,672          6,763         27,909
The A&P Company                                                                  77,851        106,413        (28,562)
The TJX Companies, Inc.                                                          29,575          5,996         23,579
Tire Distribution Systems Inc.                                                   13,200              0         13,200
Tops Market                                                                      31,453          6,277         25,176
Toys 'R' Us, Inc.                                                                     0        136,637       (136,637)
Waban                                                                           795,285        196,043        599,242
Watkins                                                                               0              0              0
Webcraft Technologies                                                                 0        (22,313)        22,313
Wetterau, Inc.                                                                        0         45,072        (45,072)
Wetterau, Inc.                                                                  150,800         25,788        125,012
Wickes Companies, Inc.                                                          145,452         38,825        106,627
RESIDENTIAL PROPERTY LAND AND BUILDING
Crown Cliffs                                                                  2,000,409      1,871,243        129,166

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                             A LIMITED PARTNERSHIP
                                                                    SCHEDULE III
                                                                          PAGE 3

                     REAL ESTATE OWNED AND REVENUES EARNED

                                                   NO. OF      AMOUNT OF
                                          STATE   LOCATIONS   ENCUMBRANCES
                                          -----   ---------   ------------
COMMERCIAL PROPERTY -- LAND
Foodarama supermarkets, Inc.               NY         1
Foodarama supermarkets, Inc.               PA         1
Gino's, Inc.                               PA         1
Gino's, Inc.                               MA         1
Gino's, Inc.                               NJ         1
J.C. Penney Company, Inc.                  NY         1
COMMERCIAL PROPERTY -- BUILDING
AT&T                                       CA         1
Bank of America                            GA         1
Baptist Hospital 1                         TN         1       $19,885,664
Baptist Hospital 2                         TN         1         7,380,651
Harwood Square                             IL         1
Safeway Stores, Inc.                       CA         1
Toys 'R' Us, Inc.                          RI         1
United Life & Accident Ins. Co.            NH         1
Wickes Companies, Inc.                     PA         1
                                                              -----------
                                                              180,989,263
                                                              -----------
LESS HELD FOR SALE                                            (82,861,069)
                                                              -----------
                                                               98,128,194
                                                              -----------
HOTEL AND RESORT OPERATING PROPERTIES
New Seabury                                MA
Holiday Inn                                FL
Bayswater                                  FL
                                                              -----------
                                                                        0
                                                              -----------
                                                              $98,128,194
                                                              -----------
                                                              -----------





                                           PART 1--REAL ESTATE OWNED AT DECEMBER 31, 2003--ACCOUNTED FOR UNDER THE:
                                        -------------------------------------------------------------------------------
                                                                     OPERATING METHOD
                                        -------------------------------------------------------------------------------
                                                                                                             RENT DUE
                                                                                                                AND
                                                                                                            ACCRUED OR
                                                                                                            RECEIVED IN
                                                                               AMOUNT                       ADVANCE AT
                                           INITIAL COST        COST OF       CARRIED AT      RESERVE FOR      END OF
                                            TO COMPANY      IMPROVEMENTS   CLOSE OF PERIOD   DEPRECIATION     PERIOD
                                          ---------------   ------------   ---------------   ------------   -----------
COMMERCIAL PROPERTY -- LAND
Foodarama supermarkets, Inc.                $   140,619                    $     140,619(2)
Foodarama supermarkets, Inc.                    112,554                          112,554(2)                $  1,200
Gino's, Inc.                                     36,271                           36,271(2)
Gino's, Inc.                                     50,904                           50,904(2)
Gino's, Inc.                                     61,050                           61,050(2)
J.C. Penney Company, Inc.                        51,009                           51,009                        458
COMMERCIAL PROPERTY -- BUILDING
AT&T                                          2,546,139     $    23,566        2,569,705   $    82,237
Bank of America
Baptist Hospital 1
Baptist Hospital 2
Harwood Square                                6,943,373             800        6,944,173     4,186,890       29,900
Safeway Stores, Inc.                            558,652                          558,652       558,652
Toys 'R' Us, Inc.
United Life & Accident Ins. Co.
Wickes Companies, Inc.
                                           ------------     -----------    -------------   -----------     --------
                                            252,397,367       1,309,971      253,707,338    51,001,774      (23,481)
                                           ------------     -----------    -------------   -----------     --------
LESS HELD FOR SALE                         (146,395,413)        (20,218)    (146,415,631)  (20,152,684)
                                           ------------     -----------    -------------   -----------     --------
                                            106,001,954       1,289,753      107,291,707    30,849,090      (23,481)
                                           ------------     -----------    -------------   -----------     --------
HOTEL AND RESORT OPERATING PROPERTIES
New Seabury                                  37,490,989        (403,250)      37,087,739     6,704,739
Holiday Inn                                  11,103,847         365,123       11,468,970     5,104,068      280,213
Bayswater                                     5,310,365                        5,310,365       531,855
                                           ------------     -----------    -------------   -----------     --------
                                             53,905,201         (38,127)      53,867,074    12,340,662      280,213
                                           ------------     -----------    -------------   -----------     --------
                                           $159,907,155     $ 1,251,626    $ 161,158,781   $43,189,752     $256,732
                                           ------------     -----------    -------------   -----------     --------
                                           ------------     -----------    -------------   -----------     --------





                                           PART 1--REAL ESTATE OWNED
                                        AT DECEMBER 31, 2003--ACCOUNTED          PART 2--REVENUES EARNED FOR THE
                                                  FOR UNDER THE:                  YEAR ENDED DECEMBER 31, 2003
                                        -------------------------------    ------------------------------------------
                                                FINANCING METHOD
                                        -------------------------------
                                                             MINIMUM
                                                              LEASE                          EXPENDED
                                                           PAYMENTS DUE        TOTAL       FOR INTEREST,
                                                           AND ACCRUED        REVENUE         TAXES,       NET INCOME
                                               NET          AT END OF      APPLICABLE TO    REPAIRS AND    APPLICABLE
                                           INVESTMENT         PERIOD          PERIOD         EXPENSES      TO PERIOD
                                          -------------    ------------    -------------   ------------   -----------
COMMERCIAL PROPERTY -- LAND
Foodarama supermarkets, Inc.                                                $    16,800    $         0    $    16,800
Foodarama supermarkets, Inc.                                                     14,400              0         14,400
Gino's, Inc.                                                                      8,571              0          8,571
Gino's, Inc.                                                                      8,571              0          8,571
Gino's, Inc.                                                                      8,571              0          8,571
J.C. Penney Company, Inc.                                                         5,500              0          5,500
COMMERCIAL PROPERTY -- BUILDING
AT&T                                                                            449,548        247,906        201,642
Bank of America                            $  2,798,908      $   40,573         292,259         26,584        265,675
Baptist Hospital 1                           23,438,376       1,105,517       1,862,951      1,574,065        288,886
Baptist Hospital 2                            8,726,374         410,319         691,443        583,409        108,034
Harwood Square                                                                  790,838        246,064        544,774
Safeway Stores, Inc.                                                             26,900            495         26,405
Toys 'R' Us, Inc.                               797,816          10,430          77,173              0         77,173
United Life & Accident Ins. Co.               3,165,914                         274,017            950        273,067
Wickes Companies, Inc.                        2,347,187                         467,454              0        467,454
                                           ------------      ----------     -----------    -----------    -----------
                                            137,355,573       1,276,073      43,298,285     24,714,252     18,584,033
                                           ------------      ----------     -----------    -----------    -----------
LESS HELD FOR SALE                                                          (15,242,790)   (11,827,832)    (3,414,958)
                                           ------------      ----------     -----------    -----------    -----------
                                            137,355,573       1,276,073      28,055,495     12,886,420     15,169,075
                                           ------------      ----------     -----------    -----------    -----------
HOTEL AND RESORT OPERATING PROPERTIES
New Seabury                                                                  11,678,516     10,996,669        681,847
Holiday Inn                                                                   3,911,515      3,252,872        658,643
Bayswater                                                                     2,914,000      2,789,000        125,000
                                           ------------      ----------     -----------    -----------    -----------
                                                      0               0      18,504,031     17,038,541      1,465,490
                                           ------------      ----------     -----------    -----------    -----------
                                           $137,355,573      $1,276,073     $46,559,526    $29,924,961    $16,634,565
                                           ------------      ----------     -----------    -----------    -----------
                                           ------------      ----------     -----------    -----------    -----------

---------
(1) The Company owns a 70% interest in the joint venture which owns this property.

(2) Such properties are being classified as held for sale at 12/31/03.

(3) Sold in 2003 and included in discontinued ops.

                                                                    SCHEDULE III
                                                                          PAGE 4

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                     REAL ESTATE OWNED AND REVENUES EARNED
                    YEAR ENDED DECEMBER 31, 2003 (IN $000'S)

1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties and development properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

         Balance -- January 1, 2003..............................  $303,460
         Additions during period.................................     1,675
         Reclassifications during period from financing leases...     5,065
         Reclassifications during period to held for sale........  (146,416)
         Disposals during period.................................    (2,626)
                                                                   --------
         Balance -- December 31, 2003............................  $161,158
                                                                   --------
                                                                   --------

 b.  A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:
         Balance -- January 1, 2003..............................  $ 54,978
         Depreciation during period..............................     8,605
         Reclassifications during period to held for sale........   (20,153)
         Disposals during period.................................      (241)
                                                                   --------
         Balance -- December 31, 2003............................  $ 43,189
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

 2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:

         Balance -- January 1, 2003..............................  $155,458
         Reclassifications during period to operating
         properties..............................................    (5,065)
         Disposals during period.................................    (7,708)
         Amortization of unearned income.........................    13,115
         Minimum lease rentals received..........................   (18,444)
                                                                   --------
         Balance -- December 31, 2003............................  $137,356
                                                                   --------
                                                                   --------

 3. The aggregate cost of real estate owned for Federal income tax purposes is $377,539 before accumulated depreciation.

                                                                    SCHEDULE III
                                                                          PAGE 5

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 2003 (IN $000'S)

 4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

         Net income applicable to financing and operating leases
           and hotel and resort operating properties.............  $ 16,635
         Net income applicable to Stratosphere hotel and
         casino..................................................    13,737(1)
         Net income applicable to land, house and condominium
         sales...................................................     4,136
         Net income applicable to NEG, Inc.......................    19,522(2)
         Add:
             Interest income on U.S. Government and Agency
               Obligations and other investments.................    22,543
             Dividend and unallocated other income...............     3,027
                                                                   --------
                                                                     79,600
                                                                   --------
         Deduct expenses not allocated:
             General and administrative expenses.................     6,850
             Nonmortgage interest expense........................     2,449
             Equity in losses of GB Holdings, Inc................     3,466
             Other...............................................     3,704
                                                                   --------
                                                                     16,469
                                                                   --------
         Operating income after income taxes.....................    63,131
         Provision for loss on real estate.......................      (750)
         Gain on sale of real estate.............................     7,121
         Loss on sale of securities..............................      (961)
         Write-down of securities................................   (18,798)
         Write-down of mortgages and notes receivable............     2,607
                                                                   --------
         Income from continuing operations.......................    52,350
                                                                   --------
         Discontinued Operations:
             Income from discontinued operations.................     3,415
             Net gain on property transactions...................     3,353
                                                                   --------
         Earnings from discontinued operations...................     6,768
                                                                   --------
             Net earnings........................................  $ 59,118
                                                                   --------
                                                                   --------
------------
(1) Includes depreciation expense of $12,276 and income tax expense of $2,259.

(2) Includes income tax expense of $225.

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

                                                                    SCHEDULE III
                                                                          PAGE 7

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 2002 (IN $000'S)

 4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

         Net income applicable to financing and operating leases
           and hotel and resort operating properties.............  $ 16,603
         Net income applicable to Stratosphere hotel and
           casino................................................     8,916(1)
         Net income applicable to land, house and condominium
           sales.................................................    20,384
         Net income applicable to NEG Inc........................     9,415(2)
         Add:
             Interest income on U.S. Government and Agency
               Obligations and other investments.................    30,344
             Dividend and unallocated other income...............     2,684
             Equity in earnings of GB Holdings, Inc..............       305
                                                                   --------
                                                                     88,651
                                                                   --------
         Deduct expenses not allocated:
             General and administrative expenses.................     7,029
             Non-mortgage interest expense.......................     1,272
             Other...............................................     1,625
                                                                   --------
                                                                      9,926
                                                                   --------
         Operating income after income taxes.....................    78,725
         Provision for loss on real estate.......................    (3,212)
         Gain on sale of real estate.............................     8,990
         Write down of securities................................   (12,226)
         Minority interest in net earnings of Stratosphere
           Corporation...........................................    (1,943)
                                                                   --------
         Income from continuing operations.......................    70,334
                                                                   --------
         Discontinued Operations:
             Income from discontinued operations.................     3,532
                                                                   --------
             Net earnings........................................  $ 73,866
                                                                   --------
                                                                   --------
------------

(1) Includes depreciation expense of $13,328 and income tax expense of $2,412.
(2) Includes income tax expense of $5,068.

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

                                                                    SCHEDULE III
                                                                          PAGE 9

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES REAL ESTATE OWNED AND REVENUES EARNED -- (CONTINUED)
                    YEAR ENDED DECEMBER 31, 2001 (IN $000'S)

 4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

         Net income applicable to financing and operating leases
           and hotel and resort operating properties.............   $18,307
         Net income applicable to Stratosphere hotel and
         casino..................................................     4,628(1)
         Net income applicable to land, house and condominium
         sales...................................................    12,967
         Net income applicable to NEG, Inc.......................    37,300(2)
         Add:
             Interest income on U.S. Government and Agency
               Obligations and other investments.................    30,367
             Dividend and unallocated other income...............     4,877
             Equity in earnings of GB Holdings, Inc..............     1,807
                                                                   --------
                                                                    110,253
                                                                   --------
         Deduct expenses not allocated:
             General and administrative expenses.................     7,080
             Non-mortgage interest expense.......................     6,227
             Other...............................................       642
                                                                   --------
                                                                     13,949
                                                                   --------
         Operating income after income taxes.....................    96,304
         Provision for loss on real estate.......................    (3,184)
         Gain on sale of marketable equity and debt securities...     6,749
         Gain on sale of real estate.............................     1,737
         Minority interest in net earnings of Stratosphere
         Corporation.............................................      (450)
                                                                   --------
         Income from continuing operations.......................   101,156
                                                                   --------
         Discontinued Operations:
             Income from discontinued operations.................     3,678
                                                                   --------
         Net Earnings............................................  $104,834
                                                                   --------
                                                                   --------
------------

(1) Includes depreciation expense of $11,257 and income tax expense of $513.

(2) Includes depreciation expense of $6,163 and income tax benefit of $30,590.

                                                                    SCHEDULE III
                                                                         PAGE 10

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
            REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
                   (ACCOUNTED FOR UNDER THE OPERATING METHOD)
                         DECEMBER 31, 2003 (IN $000'S)

                                                              AMOUNT AT WHICH
                                                                CARRIED AT      RESERVE FOR
STATE                                                          CLOSE OF YEAR    DEPRECIATION
-----                                                          -------------    ------------
Alabama.....................................................     $ 13,301         $ 3,698
California..................................................        3,829             837
Connecticut.................................................        1,550           1,191
Florida.....................................................       18,553           5,636
Illinois....................................................        7,544           4,203
Indiana.....................................................        5,445           3,633
Kentucky....................................................          989             525
Louisiana...................................................       14,404           2,172
Massachusetts...............................................       43,317           8,869
Michigan....................................................        9,956           2,353
Minnesota...................................................        5,420           2,765
Missouri....................................................          962             392
New Jersey..................................................        2,726             119
New York....................................................        2,088             190
North Carolina..............................................        4,510             389
Ohio........................................................        2,767             111
Pennsylvania................................................        5,459           3,852
South Carolina..............................................        1,450             647
Tennessee...................................................          121              76
Texas.......................................................          438              10
Virginia....................................................        7,301             234
Wisconsin...................................................        9,028           1,287
                                                                 --------         -------
                                                                 $161,158         $43,189
                                                                 --------         -------
                                                                 --------         -------

                                                                    SCHEDULE III
                                                                         PAGE 11

              AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
                           REAL ESTATE OWNED BY STATE
                   (ACCOUNTED FOR UNDER THE FINANCING METHOD)
                         DECEMBER 31, 2003 (IN $000'S)

                                                                 NET
STATE                                                         INVESTMENT
-----                                                         ----------
Alabama.....................................................   $  4,850
Connecticut.................................................     19,815
Georgia.....................................................      2,799
Iowa........................................................      1,047
Kentucky....................................................         71
Michigan....................................................      8,794
Missouri....................................................      3,610
New Hampshire...............................................      3,166
New Jersey..................................................      5,352
Ohio........................................................      3,521
Oregon......................................................     46,892
Pennsylvania................................................      2,347
Rhode Island................................................        798
Tennessee...................................................     32,165
West Virginia...............................................      2,129
                                                               --------
                                                               $137,356
                                                               --------
                                                               --------

                                    EXHIBITS

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................................'SS'