Form 10-Q
period 2004-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2004-05-10
CIK 813762

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

     (MARK ONE)

              [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

              OR

             [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                                COMMISSION FILE NUMBER 1-9516
                             ---------------------

                      AMERICAN REAL ESTATE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ---------------------

                  DELAWARE                                       13-3398766
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)
    100 SOUTH BEDFORD ROAD, MT. KISCO, NY                           10549
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (914) 242-7700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             ---------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I   FINANCIAL INFORMATION
         ITEM 1. FINANCIAL STATEMENTS
         Consolidated Balance Sheets March 31, 2004 and December 31,
         2003........................................................       1
         Consolidated Statements of Earnings Three Months Ended March
         31, 2004 and 2003...........................................       2
         Consolidated Statements of Changes In Partners' Equity and
           Comprehensive Income Three Months Ended March 31, 2004....       3
         Consolidated Statements of Cash Flows Three Months Ended
           March 31, 2004 and 2003...................................       4
         Notes to Consolidated Financial Statements..................       5
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.........................      15
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
         RISKS.......................................................      25
         ITEM 4. CONTROLS AND PROCEDURES.............................      26
PART II  OTHER INFORMATION
         Item 1. Legal Proceedings...................................    II-1
         Item 6. Exhibits and Reports on Form 8-K....................    II-1

                      AMERICAN REAL ESTATE PARTNERS, L.P.

                            FORM 10-Q MARCH 31, 2004

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2004           2003
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                     (IN $000'S)
                                         ASSETS
REAL ESTATE LEASED TO OTHERS:
  Accounted for under the financing method..................  $  131,413     $  137,356
  Accounted for under the operating method, net of
    accumulated depreciation................................      76,127         76,443
PROPERTIES HELD FOR SALE....................................     148,878        128,813
INVESTMENT IN U.S. GOVERNMENT AND AGENCY OBLIGATIONS........     122,650         61,573
CASH AND CASH EQUIVALENTS...................................     483,872        467,704
MARKETABLE EQUITY AND DEBT SECURITIES.......................      47,584         80,522
MORTGAGES AND NOTES RECEIVABLE..............................     104,745         50,328
INVESTMENT IN NEG HOLDING LLC...............................      77,250         69,346
EQUITY INTEREST IN GB HOLDINGS, INC.........................      29,766         30,854
HOTEL, CASINO AND RESORT OPERATING PROPERTIES
  net of accumulated depreciation:
    Stratosphere Corporation hotel and casino...............     171,405        174,249
    Hotel and resort........................................      35,358         41,526
LAND AND CONSTRUCTION-IN-PROGRESS...........................      43,708         43,459
DEFERRED TAX ASSET..........................................      80,835         82,450
RESTRICTED CASH.............................................     219,313             --
RECEIVABLES AND OTHER ASSETS................................      54,053         45,307
                                                              ----------     ----------
      TOTAL.................................................  $1,826,957     $1,489,930
                                                              ==========     ==========

                            LIABILITIES AND PARTNERS' EQUITY
MORTGAGES PAYABLE:
  REAL ESTATE LEASED TO OTHERS..............................  $   96,778     $   98,128
  PROPERTIES HELD FOR SALE..................................      82,473         82,861
                                                              ----------     ----------
                                                                 179,251        180,989
SENIOR SECURED NOTES PAYABLE................................     215,000             --
LIABILITY FOR PURCHASED SECURITIES..........................      54,769             --
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES....      60,315         53,844
PREFERRED LIMITED PARTNERSHIP UNITS:
  Preferred units, $10 liquidation preference, 5% cumulative pay-in-kind redeemable; 10,400,000 authorized;
    10,286,264 and 9,796,607 issued and outstanding as of
    March 31, 2004 and Dec. 31, 2003........................     102,863        101,649
                                                              ----------     ----------
                                                                 612,198        336,482
                                                              ----------     ----------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)
LIMITED PARTNERS:
  Depositary units; 47,850,000 authorized; 47,235,484
    outstanding as of March 31, 2004 and December 31,
    2003....................................................   1,244,960      1,184,870
GENERAL PARTNER.............................................     (18,280)       (19,501)
TREASURY UNITS AT COST:
  1,137,200 depositary units................................     (11,921)       (11,921)
                                                              ----------     ----------
PARTNERS' EQUITY............................................   1,214,759      1,153,448
                                                              ----------     ----------
      TOTAL.................................................  $1,826,957     $1,489,930
                                                              ==========     ==========

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.

                            FORM 10-Q MARCH 31, 2004

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2004           2003
                                                              ------------   ------------
                                                                              (RESTATED)
                                                                      (UNAUDITED)
                                                              (IN $000'S EXCEPT PER UNIT
                                                                         DATA)
REVENUES:
  Hotel and casino operating income.........................  $    45,715    $    40,642
  Land, house and condominium sales.........................        5,014          4,860
  Interest income on financing leases.......................        2,936          3,418
  Interest income on U.S. Government and Agency obligations
    and other investments...................................        4,883          4,560
  Rental income.............................................        3,161          2,810
  Hotel and resort operating income.........................        2,104          2,073
  Accretion of investment in NEG Holding LLC................        7,904          8,750
  NEG management fee........................................        2,619          1,874
  Dividend and other income.................................          834            900
  Equity in losses of GB Holdings, Inc......................         (348)          (857)
                                                              -----------    -----------
                                                                   74,822         69,030
                                                              -----------    -----------
EXPENSES:
  Hotel and casino operating expenses.......................       34,019         32,709
  Cost of land, house and condominium sales.................        3,358          4,103
  Hotel and resort operating expenses.......................        2,097          2,265
  Interest expense..........................................        5,919          6,361
  Depreciation and amortization.............................        5,092          4,605
  General and administrative expenses.......................        4,364          3,372
  Property expenses.........................................        1,184          1,091
                                                              -----------    -----------
                                                                   56,033         54,506
                                                              -----------    -----------
OPERATING INCOME............................................       18,789         14,524
OTHER GAINS AND (LOSSES):
PROVISION FOR LOSS ON REAL ESTATE...........................           --           (200)
WRITE-DOWN OF EQUITY SECURITIES AVAILABLE FOR SALE..........           --           (961)
GAIN ON SALES OF MARKETABLE EQUITY AND DEBT SECURITIES......       28,857             --
GAIN ON SALES AND DISPOSITION OF REAL ESTATE................        6,047          1,138
                                                              -----------    -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......       53,693         14,501
  INCOME TAX EXPENSE........................................       (4,302)        (2,878)
                                                              -----------    -----------
INCOME FROM CONTINUING OPERATIONS...........................       49,391         11,623
                                                              -----------    -----------
DISCONTINUED OPERATIONS:
  INCOME FROM DISCONTINUED OPERATIONS.......................        2,458          1,629
  GAIN ON SALES AND DISPOSITION OF REAL ESTATE..............        6,929             --
                                                              -----------    -----------
INCOME FROM DISCONTINUED OPERATIONS.........................        9,387          1,629
                                                              -----------    -----------
NET EARNINGS................................................  $    58,778    $    13,252
                                                              ===========    ===========
NET EARNINGS ATTRIBUTABLE TO (Note 10):
  Limited partners..........................................  $    57,608    $    10,274
  General partner...........................................        1,170          2,978
                                                              -----------    -----------
                                                              $    58,778    $    13,252
                                                              ===========    ===========
NET EARNINGS PER LIMITED PARTNERSHIP UNIT:
  Basic earnings:
    Income from continuing operations.......................  $      1.05    $      0.17
    Income from discontinued operations.....................         0.20           0.03
                                                              -----------    -----------
  Basic earnings per LP unit................................  $      1.25    $      0.20
                                                              ===========    ===========
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING......   46,098,284     46,098,284
                                                              ===========    ===========
  Diluted earnings:
    Income from continuing operations.......................  $      0.94    $      0.15
    Income from discontinued operations.....................         0.18           0.03
                                                              -----------    -----------
  Diluted earnings per LP unit..............................  $      1.12    $      0.18
                                                              ===========    ===========
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS AND EQUIVALENT
  PARTNERSHIP UNITS OUTSTANDING.............................   52,499,303     55,641,655
                                                              ===========    ===========

                      AMERICAN REAL ESTATE PARTNERS, L.P.

                            FORM 10-Q MARCH 31, 2004

                CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        EQUITY AND COMPREHENSIVE INCOME

                                         THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED) (IN $000'S)
                                       -------------------------------------------------------------
                                        GENERAL    LIMITED PARTNERS'   HELD IN TREASURY     TOTAL
                                       PARTNER'S        EQUITY         ----------------   PARTNERS'
                                        EQUITY     DEPOSITARY UNITS    AMOUNTS    UNITS     EQUITY
                                       ---------   -----------------   --------   -----   ----------
BALANCE, DECEMBER 31, 2003...........  $(19,501)      $1,184,870       $(11,921)  1,137   $1,153,448
Comprehensive income:
  Net earnings.......................     1,170           57,608             --      --       58,778
  Reversal of unrealized gains on
     marketable securities sold......       (97)          (4,803)            --      --       (4,900)
  Net unrealized gains on securities
     available for sale..............       148            7,285             --      --        7,433
                                       --------       ----------       --------   -----   ----------
Comprehensive income.................     1,221           60,090             --      --       61,311
                                       --------       ----------       --------   -----   ----------
BALANCE, MARCH 31, 2004..............  $(18,280)      $1,244,960       $(11,921)  1,137   $1,214,759
                                       ========       ==========       ========   =====   ==========

     Accumulated other comprehensive income at March 31, 2004 was $11,707.

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q MARCH 31, 2004

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                    MARCH, 31
                                                              ----------------------
                                                                2004         2003
                                                              ---------   ----------
                                                                          (RESTATED)
                                                                   (UNAUDITED)
                                                                   (IN $000'S)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from continuing operations..........................  $  49,391    $ 11,623
 Adjustments to reconcile net earnings to net cash provided
   by operating activities:
   Depreciation and amortization............................      5,091       4,605
   Preferred LP unit interest expense.......................      1,225          --
   Gain on sales and disposition of real estate.............     (6,047)     (1,138)
   Provision for loss on real estate........................         --         200
   Write-down of equity securities available for sale.......         --         961
   Gain on sales of marketable equity securities............    (28,857)         --
   Equity in losses of GB Holdings, Inc.....................        348         857
   Deferred gain amortization...............................       (510)       (510)
   Accretion of investment in NEG Holding LLC...............     (7,904)     (8,750)
   Deferred income tax expense..............................      1,615       1,491
   Changes in operating assets and liabilities:
     (Increase) decrease in land and construction-in
      progress..............................................       (455)      1,755
     Increase (decrease) in accounts payable, accrued
      expenses and other liabilities........................     10,533     (34,327)
     Increase in receivables and other assets...............    (12,302)       (442)
                                                              ---------    --------
       Net cash provided by (used in) continuing
       operations...........................................     12,128     (23,675)
                                                              ---------    --------
 Income from discontinued operations........................      9,387       1,629
   Depreciation and amortization............................         18       1,028
   Net gain from property transactions......................     (6,929)         --
                                                              ---------    --------
       Net cash provided by discontinued operations.........      2,476       2,657
                                                              ---------    --------
       Net cash provided by (used in) operating
       activities...........................................     14,604     (21,018)
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (increase) in mortgages and notes receivable......        351     (30,963)
 Net proceeds from the sales and disposition of real
   estate...................................................     11,346       3,279
 Principal payments received on leases accounted for under
   the financing method.....................................      1,112       1,386
 Acquisitions of rental real estate.........................    (14,583)         --
 Additions to hotel, casino and resort operating property...     (1,181)     (1,139)
 Additions to rental real estate............................       (166)        (76)
 (Increase) decrease in investment in U.S. Government and
   Agency Obligations.......................................    (61,077)     15,398
 Proceeds from sale of marketable equity and debt
   securities...............................................     64,471          --
 Guaranteed payment from NEG Holding LLC....................         --       2,250
 Priority distribution from NEG Holding LLC.................         --      40,506
 Increase in restricted cash................................   (219,313)         --
 Other......................................................        (50)        134
                                                              ---------    --------
                                                               (219,090)     30,775
 Cash flows from discontinued operations:
   Net proceeds from the sales and disposition of real
     estate.................................................      7,392          --
                                                              ---------    --------
       Net cash provided by (used in) investing
       activities...........................................   (211,698)     30,775
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt:
   Proceeds from Senior Secured Notes Payable...............    215,000          --
   Periodic principal payments..............................     (1,738)     (2,036)
                                                              ---------    --------
       Net cash provided by (used in) financing
       activities...........................................    213,262      (2,036)
                                                              ---------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................     16,168       7,721
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    467,704      54,871
                                                              ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 483,872    $ 62,592
                                                              =========    ========
SUPPLEMENTAL INFORMATION:
 Cash payments for interest.................................  $  47,637    $ 46,554
                                                              =========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
Reclassification of real estate from operating lease........  $ (14,353)   $     --
Reclassification from hotel and resort operating
 properties.................................................     (6,395)         --
Reclassification to properties held for sale................     20,748          --
Reclassification of real estate to operating lease..........         --       2,158
Reclassification of real estate from financing lease........         --      (2,158)
Reclassification from receivables and other assets..........         --      (1,631)
Reclassification to mortgages and notes receivable..........         --       1,631
Decrease in mortgages and notes receivable..................         --      (3,453)
Decrease in deferred income.................................         --       2,565
Increase in real estate accounted for under the operating
 method.....................................................         --         888
                                                              ---------    --------
                                                              $      --    $     --
                                                              =========    ========
Net unrealized gains on securities available for sale.......  $   2,378    $  1,165
                                                              =========    ========
Purchase of debt securities.................................  $  54,769    $     --
                                                              =========    ========
Distribution of note from NEG Holding LLC...................  $      --    $ 10,940
                                                              =========    ========

                See notes to consolidated financial statements.

                      AMERICAN REAL ESTATE PARTNERS, L.P.
                            FORM 10-Q MARCH 31, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. GENERAL

     American Real Estate Partners, L.P. ("AREP" or the "Company") is a master limited partnership formed in Delaware on February 17, 1987. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company's annual report on Form 10-K for the year ended December 31, 2003.

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2. RELATED PARTY TRANSACTIONS

     a. On January 5, 2004, American Casino & Entertainment Properties LLC ("American Casino"), an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder from Carl C. Icahn ("Mr. Icahn") and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. Mr. Icahn is Chairman of the Board of American Property Investors, Inc., AREP's general partner ("API" or the "General Partner"). The closing of the acquisition is subject to certain conditions, including among other things, obtaining all approvals necessary under the gaming laws. The terms of the transactions were approved by the Audit Committee of the Board of Directors of the General Partner ("Audit Committee") which was advised by its independent financial advisor and by counsel. See Note 4. - Notes to Consolidated Financial Statements.

     b. In 1997 the Company entered into a license agreement with an affiliate of the General Partner for office space. Pursuant to the license agreement, the Company has the non-exclusive use of approximately 2,275 square feet for which it pays monthly rent of $11,185 plus 10.77% of certain "additional rent." For the three months ended March 31, 2004 and 2003, the Company paid rent of approximately $39,000 and $37,000, respectively. The terms of such license agreement were reviewed and approved by the Audit Committee. The agreement expires in May 2004. If the Company must vacate the space, it believes there will be adequate alternative space available.

     c. Stratosphere Corporation ("Stratosphere"), a wholly-owned subsidiary, billed the Sands Hotel and Casino, Arizona Charlie's Decatur and Arizona Charlie's Boulder approximately $0.8 million and $0.6 million for administrative services performed by Stratosphere personnel during the three months ended March 31, 2004 and 2003, respectively.

     d. National Energy Group, Inc. ("NEG") received management fees from affiliates of approximately $2.6 million and $1.9 million in the three months ended March 31, 2004 and 2003, respectively.

     e. In the three months ended March 31, 2004, the Company paid approximately $39,000 to an affiliate of the General Partner for telecommunications services.

     f. An affiliate of the General Partner provided certain administrative services to the Company in the amount of approximately $20,000 in each of the three months ended March 31, 2004 and 2003.

     g. As of May 1, 2004 affiliates of Mr. Icahn owned 8,900,995 Preferred Units and 39,896,836 Depositary Units.

3. COMMITMENTS AND CONTINGENCIES

     a. In January 2002, the Cape Cod Commission (the "Commission"), a Massachusetts regional planning body created in 1989, concluded that the Company's New Seabury development proposal is within its jurisdiction for review and approval (the "Administrative Decision"). It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is therefore exempt from the Commission's jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property (the "Settlement Agreement").

     In February 2002, New Seabury Properties L.L.C. ("New Seabury"), the Company's subsidiary and owner of the property, filed in Barnstable County Massachusetts Superior Court, a civil complaint appealing the Administrative Decision by the Commission and a separate complaint to find the Commission in contempt of the Settlement Agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment.

     Also in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction (the "Second Administrative Decision"). In August 2003, New Seabury filed, in Barnstable County Massachusetts Superior Court, another civil complaint appealing the Second Administrative Decision to find the Commission in contempt of the Settlement Agreement.

     In November 2003, the Court ruled in New Seabury's favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance with the special permit and therefore exempt from the Commission's jurisdiction. The Court has not yet ruled on the initial proposal. Under the modified development proposal New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. In February 2004, New Seabury and the Commission jointly moved to consolidate the three complaints into one proceeding. The Court subsequently consolidated the three complaints into one proceeding. In March 2004, New Seabury moved for Summary Judgment to dispose of remaining claims under all three complaints and to obtain a final judgment from the Court. Also in March 2004, the Commission cross-moved for Summary Judgment on certain claims under each complaint. Under the initial proposal, New Seabury could potentially build up to 675 residential/hotel units and 80,000 square feet of commercial space. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

     The carrying value of New Seabury's development assets at March 31, 2004 is approximately $9.6 million.

     b. Tiffiny Decorating Company ("Tiffiny"), a subcontractor to Great Western Drywall ("Great Western"), filed a legal action against Stratosphere Corporation, Stratosphere Development, LLC, American Real Estate Holdings Limited Partnership (collectively referred to as the "Stratosphere Parties"), Great Western, Nevada Title and Safeco Insurance, Case No. A443926 in the Eighth Judicial District Court of the State of Nevada. The legal action asserts claims that include breach of contract, unjust enrichment and foreclosure of lien. The Stratosphere Parties have filed a cross-claim against Great Western in that action. Additionally, Great Western has filed a separate legal action against the Stratosphere Parties setting forth the same disputed issues and claiming additional damages. That separate action, Case No. A448299 in the Eighth Judicial Court of the State of Nevada, has been consolidated with the case brought by Tiffiny.

     The initial complaint brought by Tiffiny asserts that Tiffiny performed certain construction services at the Stratosphere and was not fully paid for those services. Tiffiny claims the sum of approximately $0.5 million against Great Western, the Stratosphere Parties, and the other defendants, which the Stratosphere Parties contend has been paid to Great Western for payment to Tiffiny.

     Great Western is alleging that it is owed payment from the Stratosphere Parties for work performed and for delay and disruption damages. Great Western is claiming damages in the sum of approximately

$3.9 million plus interest, costs and legal fees from the Stratosphere Parties. This amount apparently includes the Tiffiny claim.

     The Stratosphere Parties have evaluated the project and have determined that the amount of $1.0 million, of which $0.2 million and $0.4 million were disbursed to Tiffiny and Great Western, respectively, is properly due and payable to satisfy all claims for the work performed, including the claim by Tiffiny. The remaining amount has been segregated in a separate interest bearing account. The Stratosphere Parties intend to vigorously defend the action for claims in excess of $1.0 million.

     c. In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management's opinion, the ultimate outcome of such legal actions will not have a material effect on the results of operations or the financial position of the Company.

4. HOTEL, CASINO AND RESORT OPERATING PROPERTIES

     On January 5, 2004, American Casino, an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder from Carl C. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. The closing of the acquisition is subject to certain conditions, including among other things, obtaining all approvals necessary under the gaming laws. The terms of the transaction were approved by the Audit Committee. Upon receiving all approvals necessary under gaming laws and upon closing of the acquisition, American Real Estate Holdings Limited Partnership ("AREH"), the Company's direct subsidiary, will transfer 100% of the common stock of Stratosphere to American Casino. As a result, following the acquisition and contribution, American Casino will own and operate three gaming and entertainment properties in the Las Vegas metropolitan area. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests. Therefore, upon closing, which is anticipated in the second quarter of 2004, the Company will account for the acquisition at historical costs similar to a pooling of interests.

     Also in January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds will be held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Arizona Charlie's Boulder. American Casino intends to use the proceeds of the offering for the acquisition and to repay intercompany indebtedness and for distributions to AREH.

  A. STRATOSPHERE TOWER CASINO AND HOTEL

     The Company indirectly owns 100% of Stratosphere and consolidates Stratosphere in its financial statements. The Stratosphere, which offers the tallest free-standing observation tower in the United States, is situated on approximately 31 acres of land located at the northern end of the Las Vegas Strip. The facility is a tourist-oriented gaming and entertainment destination property, which has approximately 80,000 square feet of gaming space, 2,444 hotel rooms, eight restaurants and approximately 110,000 square feet of developed retail space. The Stratosphere features three of the most visible amusement rides in Las Vegas.

     Stratosphere's operations for the three months ended March 31, 2004 and 2003 have been included in "Hotel and casino operating income and expenses" in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for approximately $3.4 million of depreciation and amortization for each of the three months ended March 31, 2004 and 2003 and $2.7 million and $1.4 million of income tax provision for the three months ended March 31, 2004 and 2003, respectively. The income tax provision is based on taxable income and application of an effective tax rate of approximately 35%. Such amounts have been included in "Depreciation and amortization expense" and "Income tax expense" in the Consolidated Statements of Earnings. Stratosphere accounted for approximately 61% and 59% of the Company's revenues in the three months ended March 31, 2004 and 2003 respectively, and approximately

44% and 31% of the Company's operating income in the three months ended March 31, 2004 and 2003, respectively.

  B. PROPERTIES UNDER CONTRACT

ARIZONA CHARLIE'S DECATUR

     Arizona Charlie's Decatur is located on approximately 17 acres of land, four miles west of the Las Vegas strip. An estimated 500,000 people live within a five-mile radius of the property. The property is easily accessible from Route 95, a major highway in Las Vegas. Arizona Charlie's Decatur contains approximately 52,000 square feet of gaming space, 258 hotel rooms, four restaurants and three bars. The property seeks to attract repeat customers from the surrounding communities. For the three months ended March 31, 2004 and 2003 Arizona Charlie's Decatur's revenues were approximately $19.2 million and $17.3 million, respectively.

ARIZONA CHARLIE'S BOULDER

     Arizona Charlie's Boulder is located on approximately 24 acres of land, seven miles east of the Las Vegas strip, near an I-515 interchange. The I-515 is the most heavily traveled east/west highway in Las Vegas. An estimated 423,000 people live within a five-mile radius of the property. Arizona Charlie's Boulder contains approximately 41,000 square feet of gaming space, 303 hotel rooms, four restaurants and a 202-space recreational vehicle park. As with the Arizona Charlie's Decatur property, the property seeks to attract repeat customers from the surrounding communities. For the three months ended March 31, 2004 and 2003 Arizona Charlie's Boulder's revenues were approximately $10.1 million and $7.8 million, respectively.

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

  C. HOTEL AND RESORT OPERATING PROPERTIES

     Hotel and resort operations for the three months ended March 31, 2004 and 2003 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $0.7 million and $0.7 million of depreciation and amortization for the three months ended March 31, 2004 and 2003, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

5. NATIONAL ENERGY GROUP, INC.

  A. NATIONAL ENERGY GROUP, INC.

     In October 2003, pursuant to a purchase agreement dated as of May 16, 2003, the Company acquired certain debt and equity securities of National Energy Group, Inc. ("NEG") from entities affiliated with Mr. Icahn for an aggregate consideration of approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities. The agreement was reviewed and approved by the Audit Committee which was advised by its independent financial advisor and by legal counsel. The securities acquired were $148.6 million in principal amount of outstanding 10 3/4% Senior Notes due 2006 of NEG, representing all of NEG's outstanding debt securities, and approximately 5.6 million shares of common stock of NEG. As a result of the foregoing transaction and the acquisition by the Company of additional NEG common stock in the open market prior to the closing, the Company beneficially owns in excess of 50% of the outstanding common stock of NEG. AREP consolidates NEG in its financial statements. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. There is no minority interest allocated to the other NEG stockholders because of NEG's negative equity. The Company's March 31, 2003 consolidated financial statements have been restated to reflect the acquisition of NEG.

     NEG owns a 50% interest in NEG Holding LLC ("NEG Holding"); the other 50% interest in NEG Holding is held by Gascon Partners ("Gascon"), an affiliate of Mr. Icahn. Gascon is the managing member of

NEG Holding. NEG Holding owns NEG Operating LLC ("NEG Operating"), which is engaged in the business of oil and gas exploration and production. Under the NEG Holding operating agreement, NEG is to receive guaranteed payments of approximately $47.9 million and a priority distribution of approximately $148.6 million before Gascon receives any distributions. Due to the substantial uncertainty that NEG will receive any distribution above the priority and guaranteed payments amounts, NEG accounts for its investment in NEG Holding as a preferred investment.

     NEG Holding is a variable interest entity. It has net assets of $175 million. The Company has determined that the Company is not the primary beneficiary of the variable interest entity. The maximum exposure to losses as a result of the Company's involvement with NEG Holding is $77 million.

     In the three months ended March 31, 2004 and 2003, NEG recorded income tax provisions of $1.6 million and $1.5 million respectively, based on taxable income and applying an effective tax rate of approximately 35%.

     In connection with a credit facility obtained by NEG Holding, NEG and Gascon have pledged as security their respective interests in NEG Holding.

  B. INVESTMENT IN NEG HOLDING LLC

     As explained below, NEG's investment in NEG Holding is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

     Balance sheets for NEG Holding as of March 31, 2004 and December 31, 2003 are as follow:

                                                                2004       2003
                                                              --------   --------
                                                                  (IN $000'S)
Current assets..............................................  $ 38,399   $ 33,415
Noncurrent assets(1)........................................   198,574    190,389
                                                              --------   --------
  Total assets..............................................  $236,973   $223,804
                                                              ========   ========
Current liabilities.........................................  $ 13,305   $ 14,253
Noncurrent liabilities......................................    48,464     48,514
                                                              --------   --------
  Total liabilities.........................................    61,769     62,767
Members' equity.............................................   175,204    161,037
                                                              --------   --------
  Total liabilities and members' equity.....................  $236,973   $223,804
                                                              ========   ========

---------------

(1) Primarily oil and gas properties

     Summary income statements for NEG Holding for the three months ended March 31, 2004 and 2003 are as follows:

                                                               2004      2003
                                                              -------   -------
                                                                 (IN $000'S)
Total revenues..............................................  $25,569   $19,501
Costs and expenses..........................................   11,044    11,743
                                                              -------   -------
  Operating income..........................................   14,525     7,758
Other income (expense)......................................     (358)   (4,930)
                                                              -------   -------
Income before cumulative effect of change in accounting
  principle.................................................   14,167     2,828
Cumulative effect of change in accounting principle.........       --     1,911
                                                              -------   -------
Net Income..................................................  $14,167   $ 4,739
                                                              =======   =======

     Prior to September 2001, NEG owned and operated certain oil and gas properties. Effective as of May 1, 2001, NEG contributed all of its oil and gas properties to NEG Holding. NEG recorded its investment in NEG Holding at the historical cost of the oil and gas properties that NEG contributed into the partnership (in exchange for NEG Holding's obligation to pay NEG the priority distribution and guaranteed payments). NEG accretes its investment in NEG Holding from the initial investment recorded up to the priority distribution amount, including the guaranteed payments, at the implicit rate of interest, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of guaranteed payments and the priority distribution are recorded as reductions in the preferred investment. The preferred investment is evaluated quarterly for other than temporary impairment.

     Because of the substantial uncertainty that NEG will receive any distributions in excess of the priority distribution and the guaranteed payments ("residual interest"), the residual interest attributable to the investment in NEG Holding is valued at zero. Upon payment of the priority distribution in 2006, NEG's investment in NEG Holding will be zero. Cash receipts, if any, after the priority distribution and the guaranteed payments will be reported in income as earned. The following is a roll forward of the investment in NEG Holding as of March 31, 2004:

                                                               (IN $000'S)
                                                               -----------
Investment in NEG Holding at December 31, 2003..............     $69,346
Accretion of investment in NEG Holding......................       7,904
                                                                 -------
Investment in NEG Holding at March 31, 2004.................     $77,250
                                                                 =======

     The NEG Holding Operating Agreement requires that distributions shall be made to both NEG and Gascon as follows:

     1. Guaranteed payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding priority distribution amount. At March 31, 2004, the priority distribution amount was $148.6 million which equals the amount of NEG's 10.75% Senior Notes due the Company. The guaranteed payments will be made on a semi-annual basis. The priority distribution amount is to be paid to NEG by November 6, 2006.

     2. An amount equal to the priority distribution amount and all guaranteed payments paid to NEG, plus any additional capital contributions made by Gascon, less any distribution previously made by NEG to Gascon, is to be paid to Gascon.

     3. An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the guaranteed payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the guaranteed payments), less any distributions previously made by NEG to Gascon, is to be paid to Gascon.

     4. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG's and Gascon's respective capital accounts.

     In addition, the NEG Holding Operating Agreement contains a provision that allows Gascon at any time, in its sole discretion, to redeem the NEG membership interest in NEG Holding at a price equal to the fair market value of such interest determined as if NEG Holding had sold all of its assets for fair market value and liquidated. Since all of NEG's operating assets and oil and natural gas properties have been contributed to NEG Holding, as noted above, following such a redemption, NEG's principal assets would consist solely of its cash balances.

6. EQUITY INTEREST IN GB HOLDINGS, INC. (SANDS HOTEL AND CASINO)

     The Company reflects its pro-rata equity interest in GB Holdings, Inc. ("GBH") under this caption in the Consolidated Balance Sheets. The Company owns approximately 3.6 million shares, or 36.3%, of GBH. GBH is the holding company for the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey. The Sands currently consists of a casino and simulcasting facility with approximately 79,000 square feet of gaming space, a hotel with 637 rooms and related amenities.

     "Equity in losses of GB Holdings, Inc." of $0.3 million and $0.9 million have been recorded in the Consolidated Statements of Earnings for the three months ended March 31, 2004 and 2003, respectively.

     In July 2003, GBH announced that its Board of Directors, acting through a special committee, approved an exchange offer for the Sands debt. A wholly-owned subsidiary of GBH currently has outstanding $110 million in secured notes due in September 2005, which bear interest at 11% per annum. The proposed transaction is subject to the consent of the holders of a majority in principal amount of the existing notes, the approval of stockholders owning a majority of the common stock of GBH, the effectiveness of required filings under applicable securities laws and the receipt of all required governmental and third party approvals. Mr. Icahn and his affiliated companies hold approximately 77.5% of the GBH stock and approximately 58.2% of the existing debt, of which the Company owns approximately 36.3% of the common stock and approximately 24.5% of the debt. This debt is included in "Marketable Equity and Debt Securities" in the consolidated financial statements. The carrying value of the debt at March 31, 2004 is approximately $25 million. The Company and Mr. Icahn intend to support the proposed transaction. The proposed transaction would involve the following:

     - An amendment to the existing note indenture to remove certain provisions and covenants and release the liens on the Sands assets; thereby allowing the transfer of these assets and those now held at GBH to a wholly-owned indirect subsidiary of GBH, Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings").

     - The solicitation of an exchange of the existing notes for new notes due September 2008, which will bear interest at 3% per annum payable at maturity.

     - The payment of $100 per $1,000 in principal amount of the existing notes exchanged plus accrued interest on the existing notes.

     - The holders of a majority of the new notes will have an option to convert all such notes into 72.5% of the Atlantic Holdings stock if all of the existing notes participate in the exchange.

     - The distribution to the GBH common stockholders of warrants (following the occurrence of certain events) for 27.5% of the common stock of Atlantic Holdings (on a fully diluted basis).

     This transaction is not expected to have a significant impact on the Company's consolidated financial statements.

7. MARKETABLE EQUITY AND DEBT SECURITIES

     In December 2003, the Company acquired approximately $86.9 million principal amount of corporate bonds for approximately $45.1 million. Such bonds were classified as available for sale securities. Available for sale securities are carried at fair value on the Balance Sheet. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners' Equity. At December 31, 2003, the carrying value of the bonds was approximately $51.6 million and accumulated other comprehensive gain was approximately $6.5 million. In the first quarter of 2004, the Company sold bonds for which the cost basis was approximately $35.6 million for approximately $64.5 million, recognizing a gain of approximately $28.9 million for the three months ended March 31, 2004. At March 31, 2004, the carrying value of the remaining bonds was approximately $17.8 million, the cost basis was approximately $9.5 million and accumulated other comprehensive gain with respect to the bonds was approximately $8.3 million. In April 2004, the Company sold the remaining bonds for approximately $17.8 million realizing a gain of approximately $8.3 million which will be recognized in the three and six months ended June 30, 2004.

8. MORTGAGES AND NOTES RECEIVABLE

     a. On March 30, 2004, the Company agreed to purchase approximately $63.5 million principal amount of secured bank indebtedness of a bankrupt company for a purchase price of approximately $54.7 million. In April 2004, the Company entered into a trade confirmation effective March 30, 2004. At March 31, 2004, the

Company reflected the purchase liability in "Liability for purchased securities" on the Consolidated Balance Sheets. The trade settled on April 30, 2004; the Company paid cash for the securities.

     b. The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers' ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company's mezzanine loans accrue interest at approximately 22% per annum. However, interest generally is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments. At March 31, 2004, the Company had funded two mezzanine loans in the principal amount of approximately $42 million and had commitments to fund, under certain conditions, additional advances of approximately $15 million. At March 31, 2004, the Company had deferred the recognition of approximately $13.9 million of accrued interest income for financial statement purposes, in connection with these loans.

     c. At March 31, 2004, the Company had one second mortgage loan in the principal amount of $7 million which bears interest at 20% per annum payable monthly.

9. SENIOR SECURED NOTES PAYABLE

     In January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds are being held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Boulder. American Casino intends to use the proceeds of the offering for the acquisition and to repay intercompany indebtedness and for distributions to AREH. The notes will be recourse only to, and will be secured by a lien on the assets of, American Casino and its subsidiaries. The notes will restrict the ability of those companies, subject to the exceptions set forth in the notes, to: incur additional debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer, lease or sell assets. At March 31, 2004, the gross proceeds of the offering plus accrued interest paid is being held in escrow and included on the Consolidated Balance Sheets as "Restricted Cash." For the three months ended March 31, 2004, $3 million of interest expense is included in "interest expense" in the Consolidated Statement of Earnings.

10. PREFERRED UNITS

     Pursuant to the terms of the Preferred Units, on February 25, 2004, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2004 to holders of record as of March 12, 2004. A total of 489,657 additional Preferred Units were issued. At March 31, 2004, 10,286,264 Preferred Units are issued and outstanding. In February 2004, the number of authorized Preferred Units was increased to 10,400,000.

     The Preferred Units have certain rights and designations, generally as follows: each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31, of each year (each, a "Payment Date"). On any Payment Date commencing with the Payment Date on March 31, 2000, the Company with the approval of the Audit Committee of the Board of Directors of the General Partner may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption.

     On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 (SFAS 150) "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability.

Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant to SFAS 150 the Company's Preferred Units, which are an unconditional obligation, have been reclassified from "Partners' equity" to a liability account in the Consolidated Balance Sheets and from July 1, 2003, the preferred pay-in-kind distribution has been recorded as "Interest expense" in the Consolidated Statements of Earnings.

11. EARNINGS PER SHARE

     Basic earnings per share are based on earnings which is net of the preferred pay-in-kind distribution to Preferred Unitholders, which was $1.2 million in the three months ended March 31, 2003. The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding.

     Diluted earnings per share is based on earnings before the preferred pay-in-kind distribution as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased by 6,401,019 and 9,543,371 in the three months ended March 31, 2004 and 2003, respectively, to reflect the potential conversion of preferred units.

12. COMPREHENSIVE INCOME

     The components of comprehensive income include net income and certain other amounts reported directly in equity.

     Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in $000's):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               2004        2003
                                                              -------   ----------
                                                                        (RESTATED)
Net income..................................................  $58,778    $13,252
Net unrealized gains on securities available for sale.......    7,433      1,926
Reversal of unrealized gains on marketable securities
  sold......................................................   (4,900)        --
                                                              -------    -------
Comprehensive income........................................  $61,311    $15,178
                                                              =======    =======

13. SEGMENT REPORTING

     The Company has six operating segments consisting of: (i) hotel and casino operating properties, (ii) land, house and condominium development, (iii) rental real estate, (iv) hotel and resort operating properties, (v) investment in oil and gas operating properties and (vi) investment in securities including investment in other limited partnerships and marketable equity and debt securities. The Company's reportable segments offer different services and require different operating strategies and management expertise. There have been no material changes in segment assets since December 31, 2003.

     The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

     The revenues and net earnings for each of the reportable segments are summarized as follows for the three months ended March 31, 2004 and 2003 (in $000's):

                                                                  THREE MONTHS
                                                                   MARCH 31,
                                                              --------------------
                                                               2004        2003
                                                              -------   ----------
                                                                        (RESTATED)
Revenues:
  Hotel and casino operating income.........................  $45,367    $ 39,785
  Land, house and condominium sales.........................    5,014       4,860
  Rental real estate........................................    6,097       6,228
  Hotel and resort operating income.........................    2,104       2,073
  Oil and gas operating properties..........................   10,523      10,624
  Other investments.........................................    4,564       4,344
                                                              -------    --------
       Subtotal.............................................   73,669      67,914
Reconciling items--primarily interest income on U.S.
  Government obligations....................................    1,153       1,116
                                                              -------    --------
       Total revenues.......................................  $74,822    $ 69,030
                                                              =======    ========
Net earnings (loss):
  Segment earnings:
     Hotel and casino operating properties..................  $11,348    $  7,076
     Land, house and condominium development................    1,656         757
     Rental real estate.....................................    4,913       5,137
     Hotel and resort operating properties..................        7        (192)
     Oil and gas operating properties.......................   10,523      10,624
     Other investments......................................    4,564       4,344
                                                              -------    --------
       Total segment earnings...............................   33,011      27,746
Gain on sale of marketable equity securities................   28,857          --
Gain on sales and disposition of real estate................    6,047       1,138
Income from discontinued operations.........................    9,387       1,629
Other expenses, net.........................................  (18,524)    (17,261)
General partner's share of net income.......................   (1,170)     (2,978)
                                                              -------    --------
       Net earnings limited partner unitholders.............  $57,608    $ 10,274
                                                              =======    ========

14. SIGNIFICANT PROPERTY TRANSACTIONS

     Due to favorable real estate market conditions and the mature nature of the Company's real estate portfolio, AREP has engaged C.B. Richard Ellis, Inc. to assist it in obtaining offers for its rental real estate portfolio. AREP intends to utilize proceeds from any asset sales to continue to invest in our core businesses, including real estate, gaming and entertainment and oil and gas. We may also seek opportunities in other sectors including industrial, manufacturing and insurance and asset management. In total, the Company is marketing for sale properties with a book value of approximately $340 million individually encumbered by mortgage debt which in the aggregate is approximately $179 million at March 31, 2004. There can be no assurance that offers satisfactory to AREP will be received and, if received, that the properties will ultimately be sold at prices acceptable to AREP.

     At March 23, 2004, the Company had 40 properties under contract or as to which letters of intent had been executed by potential purchasers, all of which contracts or letters of intent are subject to purchaser's due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $323 million but the properties are encumbered by aggregate mortgage debt of approximately $142 million which would have to be repaid out of the proceeds of the sales or assumed by the purchaser. At March 31, 2004, the carrying value of these properties is approximately $226 million. In 2003, net income from these properties totaled approximately $7 million; interest expense was approximately $11 million; and depreciation and amortization expense was approximately $4.2 million. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties, were reclassified to "Properties Held for Sale" and the related income and expense reclassified to "Income from Discontinued Operations."

     In January 2004, the Company sold five properties to Alabama Power, its tenant, for approximately $10.9 million, recognizing a gain of approximately $6.0 million. Also in January 2004, AREP sold a grocery-anchored shopping center located in Audubon, New Jersey for approximately $7.3 million, recognizing a gain of approximately $6.8 million.

     In conjunction with AREP's reinvestment program, in January 2004, the Company purchased a 34,422 square foot commercial condominium unit located in New York City for approximately $14.5 million. The unit contains a Citibank branch, a furniture store and a restaurant. The annual net operating income is anticipated to be approximately $1 million. AREP obtained financing of $10 million for this property in April 2004.

15. SUBSEQUENT EVENTS

     a. On May 7, 2004, the Company announced that it priced the offering of senior notes due 2012 in a private placement transaction. The notes, in the aggregate principal amount of $353 million, and priced at 99.266%, will bear interest at a rate of 8.125% per annum. Net proceeds from the offering will be used for general business purposes, including to pursue AREP's primary business strategy of acquiring undervalued assets in either its existing lines of business or other businesses and to provide additional capital to grow its existing businesses.

     b. On April 30, 2004, the Company received approximately $16.2 million for the prepayment of a mezzanine loan. The principal amount of the loan was $11 million and the prepayment included deferred interest. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payment; therefore, the interest portion of the prepayment of $5.2 million will be recognized as income in the Consolidated Statements of Earnings for the three and six months ended June 30, 2004.

     c. In April, the Company sold nine properties for approximately $31.3 million which were encumbered by mortgage debt of approximately $6.6 million. The carrying value of the properties was approximately $19.1 million; therefore, the Company will recognize a gain of approximately $12.2 million in discontinued operations in the three and six months ended June 30, 2004.

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

     Forward-looking statements regarding management's present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Readers should consider that such statements speak only as of the date hereof.

     We are a diversified holding company engaged in a variety of businesses. Our primary business strategy is to seek to acquire undervalued assets and companies that are distressed or out of favor. Our businesses currently include rental real estate; real estate development; hotel and resort operations; hotel and casino operations; investments in equity and debt securities; and oil and gas exploration and production. We intend to continue to invest in our core businesses, including real estate, gaming and entertainment, and oil and gas. We may also seek opportunities in other sectors, including energy, industrial manufacturing and insurance and asset management.

     To capitalize on favorable real estate market conditions and the mature nature of our commercial real estate portfolio, we have engaged C.B. Richard Ellis, Inc. to assist us in offering for sale our rental real estate portfolio.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Gross revenues increased by $5.8 million, or 8.4%, during the three months ended March 31, 2004 as compared to the same period in 2003. This increase reflects increases of $5.1 million in hotel and casino operating income, $0.7 million in NEG management fees, $0.5 million in equity in earnings of GB Holdings, Inc., or GBH, $0.3 million in rental income, $0.3 million in interest income on U.S. government and agency obligations and other investments, $0.2 million in land, house and condominium sales and $31,000 in hotel and resort operating income partially offset by decreases of $0.8 million in accretion of investment in NEG Holding LLC, $0.5 million in financing lease income and $66,000 in dividend and other income. The increase in hotel and casino operating income is primarily attributable to an increase in casino, hotel, food and beverage and other revenues. NEG management fees increased primarily due to management fees received from the TransTexas Gas Corporation. The increase in equity in earnings of GBH is primarily due to increased casino revenue and decreased promotional allowances. Rental income increased primarily due to a property acquisition and rent increases from tenants. The decrease in accretion of investment in NEG Holding LLC is primarily due to a priority distribution amount received in 2003. The decrease in financing lease income is primarily due to property sales and normal lease amortization.

     Expenses increased by $1.5 million, or 2.8%, during the three months ended March 31, 2004 as compared to the same period in 2003. This increase reflects increases of $1.3 million in hotel and casino operating expenses, $1.0 million in general and administrative expenses, $0.5 million in depreciation and amortization and $93,000 in property expenses partially offset by decreases of $0.7 million in cost of land, house and condominium expenses, $0.4 million in interest expense and $0.2 million in hotel and resort operating expenses. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. Hotel and casino operating expenses as a percentage of revenues decreased from 80% in 2003 to 74% in 2004. The increase in general and administrative expenses is primarily due to expenses incurred in connection with the increase in NEG management fees. The increase in depreciation and amortization is primarily due to a property acquisition and reclassifications of financing leases. The decrease in cost of land, house and condominium expenses is primarily attributable to higher margin sales. Land, house and condominium expenses as a percentage of revenues decreased from 84% in 2003 to 67% in 2004. The decrease in interest expense is primarily attributable to the decrease in NEG interest expense partially offset by the increased interest expense related to the preferred limited partnership units and the senior secured notes payable of American Casino. NEG interest expense decreased primarily due to the Company's acquisition of NEG's debt in October 2003.

     Operating income increased during the three months ended March 31, 2004 by $4.3 million as compared to the same period in 2003 as detailed above.

     Earnings from land, house and condominium operations increased in the three months ended March 31, 2004 compared to the same period in 2003 due to the sale of higher margin properties. Based on current information, sales are expected to increase moderately during 2004 as compared to 2003. However, municipal approval of land inventory or the purchase of approved land is required to continue this upward trend into 2005 and beyond.

     Earnings from hotel, casino and resort properties increased during the three months ended March 31, 2004 due to increased revenues throughout the property.

     Gain on property transactions from continuing operations increased by $4.9 million during the three months ended March 31, 2004 as compared to the same period in 2003.

     A provision for loss on real estate of $0.2 million was recorded in the three months ended March 31, 2003. No such provision was recorded in 2004.

     A gain on sale of marketable equity securities of $28.9 million was recorded in the three months ended March 31, 2004. There were no such gains in the comparable period of 2003.

     A write-down of equity securities available for sale of $0.9 million was recorded in the three months ended March 31, 2003. There was no such write-down in 2004.

     Income from continuing operations before income taxes increased by $39.2 million in the three months ended March 31, 2004 as compared to the same period in 2003 as detailed above.

     Income tax expense of $4.3 million was recorded in the three months ended March 31, 2004 as compared to $2.9 million in 2003.

     Income from continuing operations increased by $37.8 million in the three months ended March 31, 2004 as compared to the same period in 2003 as detailed above.

     Income from discontinued operations increased by $7.7 million in the three months ended March 31, 2004 as compared to the same period in 2003 due to gains on property dispositions.

     Net earnings for the three months ended March 31, 2004 increased by $45.5 million as compared to the three months ended March 31, 2003 primarily due to a gain on sale of marketable equity securities ($28.9 million), increased income from discontinued operations ($7.7 million), increased gain on property dispositions from continuing operations ($4.9 million) and increased net hotel and casino operating income ($3.8 million).

CAPITAL RESOURCES AND LIQUIDITY

     Net cash provided by operating activities was $14.6 million for the three months ended March 31, 2004 as compared to $21.0 million used in operating activities in the comparable period of 2003. This increase resulted primarily from NEG's payment of accounts payable and accrued liabilities in 2003 ($37.7 million) partially offset by a decrease in cash flow from other operations ($2.1 million).

     The following table reflects our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due (in $ millions):

                                                    LESS THAN    1-3     4-5    AFTER 5
                                                     1 YEAR     YEARS   YEARS    YEARS     TOTAL(1)
                                                    ---------   -----   -----   --------   --------
Mortgages payable.................................   $  6.5     $14.4   $72.2    $ 86.2     $179.3
Mezzanine loan commitments........................     15.0        --      --        --       15.0
Acquisition of debt securities....................     54.7        --      --        --       54.7
Senior secured notes payable......................       --        --      --     215.0      215.0
Construction and development obligations..........     30.0        --      --        --       30.0
                                                     ------     -----   -----    ------     ------
  Total...........................................   $106.2     $14.4   $72.2    $301.2     $494.0
                                                     ======     =====   =====    ======     ======

---------------

(1) In addition, see Note 10 for preferred limited partnership redemption.

     On January 5, 2004, American Casino, an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder, from Carl C. Icahn and an entity affiliated with Icahn, for aggregate consideration of $125.9 million. The closing of the acquisition is subject to certain conditions, including, among other things, obtaining all approvals necessary under the gaming laws. The terms of the transaction were approved by the Audit Committee. Upon receiving all approvals necessary under gaming laws and upon closing of the acquisition,

AREH will transfer 100% of the common stock of Stratosphere to American Casino. As a result, following the acquisition and contribution, American Casino will own and operate three gaming and entertainment properties in the Las Vegas metropolitan area.

     Also in January 2004, American Casino closed on its offering of senior secured notes due 2012. The notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds are being held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Boulder. American Casino intends to use the proceeds of the offering for the acquisition and to repay intercompany indebtedness and for distributions to AREH.

     At March 23, 2004, we had 40 properties under contract or as to which letters of intent had been executed by the potential purchaser, all of which contracts or letters of intent are subject to purchaser's due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $323 million but the properties are encumbered by aggregate mortgage debt of approximately $142 million which would have to be repaid out of the proceeds of the sales or would be assumed by purchasers.

     On May 7, 2004, we announced that we priced the offering of senior notes due 2012 in a private placement transaction. The notes, in the aggregate principal amount of $353 million, and priced at 99.266%, will bear interest at a rate of 8.125% per annum. Net proceeds from the offering will be used for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in either our existing lines of business or other businesses and to provide additional capital to grow our existing businesses.

     On March 15, 2004, we announced that no distributions on our depositary units are expected to be made in 2004. We continue to believe that we should continue to hold and invest, rather than distribute, cash. We intend to continue to apply available cash flow toward its operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures.

     The types of investments we are pursuing, include assets that may not be readily financeable or generate positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring or require significant capital investments, require us to maintain a strong capital base in order to own, develop and reposition these assets.

     Net proceeds from the sale or disposal of portfolio properties totaled approximately $18.7 million in the three months ended March 31, 2004. During the comparable period of 2003, sales proceeds totaled approximately $3.3 million. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

     Capital expenditures for real estate, and hotel, casino and resort operations were approximately $1.3 million and $1.2 million during the three months ended March 31, 2004 and 2003, respectively. In 2004, capital expenditures are currently expected to be approximately $10 million. In the three months ended March 31, 2004, we acquired a property for approximately $14.6 million.

     During the three months ended March 31, 2004 and 2003, approximately $1.7 million and $2.0 million, respectively, of mortgage principal payments were repaid.

     Our cash and cash equivalents and investment in U.S. government and agency obligations increased by $77.2 million during the three months ended March 31, 2004 primarily due to proceeds from the sale of marketable equity securities ($64.4 million), property sales proceeds ($18.7 million) and net cash flow from operations ($14.6 million) partially offset by rental real estate acquisition ($14.6 million), capital expenditures ($1.3 million) and miscellaneous other items ($4.6 million).

CERTAIN TRENDS AND UNCERTAINTIES

     In addition to certain trends and uncertainties described elsewhere in this report, we are subject to the trends and uncertainties set forth below.

RISKS RELATING TO OUR BUSINESS

REAL ESTATE

  OUR INVESTMENT IN PROPERTY DEVELOPMENT MAY BE MORE COSTLY THAN ANTICIPATED.

     We have invested and expect to continue to invest in unentitled land, undeveloped land and distressed development properties. These properties involve more risk than properties on which development has been completed. Unentitled land may not be approved for development. Undeveloped land and distressed development properties do not generate any operating revenue, while costs are incurred to develop the properties. In addition, undeveloped land and development properties incur expenditures prior to completion, including property taxes and development costs. Also, construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond our control could occur. We will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets.

  COMPETITION FOR ACQUISITIONS COULD ADVERSELY AFFECT US AND NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED.

     We seek to acquire investments that are undervalued. Acquisition opportunities in the real estate market for value-added investors have become competitive to source and the increased competition may have some impact on the spreads and the ability to find quality assets that provide returns that we seek. These investments may not be readily financeable and may not generate immediate positive cash flow for us. There can be no assurance that any asset we acquire, whether in the real estate sector or otherwise, will increase in value or generate positive cash flow.

  WE MAY NOT BE ABLE TO SELL OUR RENTAL PROPERTIES, WHICH WOULD REDUCE CASH AVAILABLE FOR INVESTMENTS.

     We are currently marketing for sale properties with a book value aggregating approximately $340 million, which are individually encumbered by mortgage debt which, in the aggregate, totals approximately $179 million at March 31, 2004. We may not be successful in obtaining purchase offers at acceptable prices and sales may not be consummated. If we do not sell this real estate, we will not pay off the mortgages associated with these properties which would reduce the amount we could borrow for other purposes. By the end of 2006, net leases representing approximately 22% of our net annual rentals from our real estate portfolio, or approximately 3.2% of our total revenues for 2003, will be due for renewal, and by the end of 2008, net leases representing approximately 31% of our net annual rentals, or approximately 4.6% of our total revenues for 2003, will be due for renewal. Since many of our properties are net-leased to single corporate tenants, it may be difficult to sell those properties that existing tenants decline to re-let. Our attempt to market the real estate portfolio may not be successful. Even if our efforts are successful, we cannot be certain that the proceeds from the sales can be used to acquire businesses and investments at prices or at projected returns which are deemed favorable.

  WE FACE POTENTIAL ADVERSE EFFECTS FROM TENANT BANKRUPTCIES OR INSOLVENCIES.

     The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy. A court, however, may authorize a tenant to reject or terminate its lease with us.

  THE DEVELOPMENT OF OUR NEW SEABURY PROPERTY MAY BE LIMITED BY GOVERNMENT AUTHORITIES.

     We continue to pursue the approval and development of our New Seabury property in Cape Cod, Massachusetts. The development plans have been opposed by the Cape Cod Commission. We have appealed its administrative decision asserting jurisdiction over the development and a Massachusetts Superior Court ruled that a development proposal for up to 278 residential units was exempt from the Commission's jurisdiction. However, the Court has not ruled with respect to our initial proposal to build up to 675 residential/hotel units. We cannot predict the effect on our development of the property if we lose any appeal from the Court's decision or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

  WE MAY BE SUBJECT TO ENVIRONMENTAL LIABILITY.

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances, pollutants and contaminants released on, under or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such substances. To the extent any such substances are found in or on any property invested in by us, we could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. We generally conduct a Phase I environmental site assessment on properties in which we are considering investing. A Phase I environmental site assessment involves record review, visual site assessment and personnel interviews, but does not typically include invasive testing procedures such as air, soil or groundwater sampling or other tests performed as part of a Phase II environmental site assessment. Accordingly, there can be no assurance that these assessments will disclose all potential liabilities or that future property uses or conditions or changes in applicable environmental laws and regulations or activities at nearby properties will not result in the creation of environmental liabilities with respect to a property.

HOTEL AND CASINO OPERATIONS

  THE GAMING INDUSTRY IS HIGHLY REGULATED. THE GAMING AUTHORITIES AND STATE AND MUNICIPAL LICENSING AUTHORITIES HAVE SIGNIFICANT CONTROL OVER OUR OPERATIONS.

     Our properties currently conduct licensed gaming operations in Nevada and New Jersey. Various regulatory authorities, including the Nevada State Gaming Control Board, Nevada Gaming Commission and the New Jersey Casino Control Commission, require our properties to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our ownership interests in any of the licensed gaming operations conducted in Nevada and New Jersey, any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada or New Jersey, we may also be subject to the gaming laws and regulations of those other jurisdictions.

     The sale of alcoholic beverages at our Nevada properties is subject to licensing and regulation by the City of Las Vegas and Clark County, Nevada. The City of Las Vegas and Clark County have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action may, and revocation would, reduce the number of visitors to our Nevada casinos to the extent the availability of alcoholic beverages is important to them. Changes in ownership arising from the acquisition by American Casino of the Arizona Charlie's casinos will require the approval of the City of Las Vegas and Clark County, Nevada in order for the applicable alcoholic beverage license to remain in effect. The acquisition may not receive the required approvals. If our alcohol licenses become in any way impaired, it would negatively impact our visitation levels. Any reduction in our number of visitors will reduce our revenue and cash flow.

  WE HAVE NOT RECEIVED NECESSARY GAMING APPROVALS IN CONNECTION WITH THE ACQUISITIONS OF THE ARIZONA CHARLIE'S CASINOS.

     We have not received the necessary gaming approvals in connection with the acquisitions of the Arizona Charlie's casinos. Pending receipt of all necessary approvals, the net proceeds of the American Casino notes are being held in an escrow account. If the gaming approvals are not obtained and certain other conditions are not satisfied on or before August 31, 2004, the American Casino notes are required to be redeemed at a price equal to 100% of the principal amount plus accrued interest. Of the proceeds of the American Casino offering, we are to receive an aggregate of approximately $82 million from the payment of American Casino intercompany debt and distributions. If the notes are required to be redeemed, it will reduce cash and equivalents that would have been available to us.

  RISING OPERATING COSTS FOR OUR GAMING AND ENTERTAINMENT PROPERTIES COULD HAVE A NEGATIVE IMPACT ON OUR PROFITABILITY.

     The operating expenses associated with our gaming and entertainment properties could increase due to some of the following factors:

     - Potential changes in the tax or regulatory environment which impose additional restrictions or increase operating costs;

     - Our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our working capital;

     - Our properties use significant amounts of water and a water shortage may adversely affect our operations;

     - An increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

     - Some of our employees are covered by collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

     - Our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us; and

     - Our insurance coverage may not be adequate to cover all possible losses and our insurance costs may increase.

  WE FACE SUBSTANTIAL COMPETITION IN THE HOTEL AND CASINO INDUSTRY.

     The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive.

     - We compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options.

     - We compete with the continued growth of gaming on Native American tribal lands, particularly in California.

     - The existence of legalized gambling in other jurisdictions may reduce the number of visitors to our properties.

     - Certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers, including Los Angeles, San Francisco and New York.

     - Our properties also compete and will in the future compete with all forms of legalized gambling.

     Many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We may not be able to compete effectively with our competitors and we may lose market share, which could reduce our revenue and cash flow.

  ECONOMIC DOWNTURNS, TERRORISM AND THE UNCERTAINTY OF WAR, AS WELL AS OTHER FACTORS AFFECTING DISCRETIONARY CONSUMER SPENDING, COULD REDUCE THE NUMBER OF OUR VISITORS OR THE AMOUNT OF MONEY VISITORS SPEND AT OUR CASINOS.

     The strength and profitability of our hotel and casino business depends on consumer demand for hotel-casino resorts and gaming in general and for the type of amenities we offer. Changes in consumer preferences or discretionary consumer spending could harm our business.

     During periods of economic contraction, our hotel and casino revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities we offer at our properties are discretionary expenditures, and participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Additionally, rising gas prices could deter non-local visitors from traveling to our properties.

     The terrorist attacks which occurred on September 11, 2001, the potential for future terrorist attacks and wars in Afghanistan and Iraq have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. Leisure and business travel, especially travel by air, remain particularly susceptible to global geopolitical events. Many of the customers of our properties travel by air, and the cost and availability of air service can affect our business. Furthermore, insurance coverage against loss or business interruption resulting from war and some forms of terrorism may be unavailable or not available on terms that we consider reasonable. We cannot predict the extent to which war, future security alerts or additional terrorist attacks may interfere with our operations.

INVESTMENTS

  WE MAY NOT BE ABLE TO IDENTIFY SUITABLE INVESTMENTS.

     Our partnership agreement allows us to take advantage of investment opportunities we believe exist outside of the real estate market. The equity securities in which we may invest may include common stocks, preferred stocks and securities convertible into common stocks, as well as warrants to purchase these securities. The debt securities in which we may invest may include bonds, debentures, notes, or non-rated mortgage-related securities, municipal obligations, bank debt and mezzanine loans. Certain of these securities may include lower rated or non-rated securities which may provide the potential for higher yields and therefore may entail higher risk and may include the securities of bankrupt or distressed companies. In addition, we may engage in various investment techniques, including derivatives, options and futures transactions, foreign currency transactions, "short" sales and leveraging for either hedging or other purposes. We may concentrate our activities by owning one or a few businesses or holdings, which would increase our risk. We may not be successful in finding suitable opportunities to invest our cash and our strategy of investing in undervalued assets may expose us to numerous risks.

  OUR INVESTMENTS MAY BE SUBJECT TO SIGNIFICANT UNCERTAINTIES.

     Our investments may not be successful for many reasons including, but not limited to:

     - Fluctuation of interest rates;

     - Lack of control in minority investments;

     - Worsening of general economic and market conditions;

     - Lack of diversification;

     - Inexperience with non-real estate areas;

     - Fluctuation of U.S. dollar exchange rates; and

     - Adverse legal and regulatory developments that may affect particular businesses.

OIL AND GAS

  WE FACE SUBSTANTIAL RISKS IN THE OIL AND GAS INDUSTRY.

     The exploration for and production of oil and gas involves numerous risks. The cost of drilling, completing and operating wells for oil or gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

     - unexpected drilling conditions;

     - pressure or irregularities in formation;

     - equipment failures or repairs;

     - fires or other accidents;

     - adverse weather conditions;

     - pipeline ruptures or spills; and

     - shortages or delays in the availability of drilling rigs and the delivery of equipment.

  THE OIL AND GAS INDUSTRY IS HIGHLY REGULATED AND FEDERAL, STATE AND MUNICIPAL LICENSING AUTHORITIES HAVE SIGNIFICANT CONTROL OVER OUR OPERATIONS.

     The oil and gas industry is subject to extensive legislation and regulation, which is under constant review for amendment or expansion. Any changes may affect, among other things, the pricing or marketing of oil and gas production. State and local authorities regulate various aspects of oil and gas exploration and production activities, including the drilling of wells, the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, market sharing and well site restoration.

     The oil and gas industry is subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign, authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, and plant and wildlife protection.

RISKS RELATING TO OUR STRUCTURE

  OUR GENERAL PARTNER AND ITS CONTROL PERSON COULD EXERCISE THEIR INFLUENCE OVER US TO YOUR DETRIMENT.

     Mr. Icahn, through affiliates, currently owns 100% of API, our general partner, and approximately 86.5% of our outstanding depositary units and preferred units and, as a result, has and will have the ability to influence many aspects of our operations and affairs. API also is the general partner of AREH. In addition, an affiliate of Mr. Icahn owns a 50% interest and is the managing member of NEG Holding LLC. The other 50% interest is owned by National Energy Group, Inc., of which we own a majority of the common stock. Mr. Icahn and affiliates, other than AREP, own approximately 41.2% of the stock and 33.7% of the debt of GB Holdings, Inc. and its financing affiliate, respectively, which owns and operates the Sands Hotel and Casino. We own approximately 36.3% of the common stock and 24.5% of the debt of GB Holdings, Inc. and its financing affiliate, respectively. We may invest in entities in which Mr. Icahn also invests or purchase investments from him or his affiliates. Although API has never received fees in connection with our investments, our partnership agreement allows for the payment of these fees. Mr. Icahn may pursue other business opportunities in the real estate or other industries in which we compete and there is no requirement that any additional business opportunities be presented to us.

     The interests of Mr. Icahn, including his interests in entities in which he and we have invested or may invest in the future, may differ from AREP's interests or its security holders interests and, as such, he may take actions that may not be in AREP's interest.

 CERTAIN OF OUR MANAGEMENT ARE COMMITTED TO THE MANAGEMENT OF OTHER BUSINESSES.

     Certain of the individuals who conduct the affairs of API are and will in the future be committed to the management of other businesses owned by Mr. Icahn and his affiliates. Accordingly, these individuals will not be devoting all of their professional time to our management, and conflicts may arise between our interests and the other entities or business activities in which such individuals are involved. Conflicts of interest may arise in the future as such affiliates and we may compete for the same assets, purchasers and sellers of assets, lessees or financings.

 WE MAY BE SUBJECT TO THE PENSION LIABILITIES OF OUR AFFILIATES.

     Mr. Icahn, through certain affiliates, currently owns 100% of API and approximately 86% of our outstanding depositary units and preferred units. Applicable pension and tax laws make each member of a "controlled group" of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

     As a result of the more than 80% ownership interest in us by Mr. Icahn's affiliates, we and our subsidiaries, are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans which are underfunded by a total of approximately $28 million on an ongoing actuarial basis and $131 million if those plans were terminated, as most recently reported for the 2003 plan year by the plans' actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the ACF controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

     The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain "reportable events," such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

     Starfire Holding Corporation, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

 WE ARE SUBJECT TO THE RISK OF POSSIBLY BECOMING AN INVESTMENT COMPANY.

     Because we are a holding company and a significant portion of our assets consists of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act of 1940. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

     To avoid becoming an investment company, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company.

     If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

 WE MAY BECOME TAXABLE AS A CORPORATION.

     We operate as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. We believe that we have been and are properly treated as a partnership for federal income tax purposes. However, the Internal Revenue Service, or IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is "qualifying" income, which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income at regular corporate tax rates. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act of 1940, it is likely that we would be treated as a corporation for U.S. federal income tax purposes and subject to corporate tax on our net income at regular corporate tax rates. The cost of paying federal and possibly state income tax, either for past years or going forward, would be a significant liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The United States Securities and Exchange Commission requires that registrants include information about primary market risk exposures relating to financial instruments. Through its operating and investment activities, we are exposed to market, credit and related risks, including those described elsewhere herein. As we may invest in debt or equity securities of companies undergoing restructuring or undervalued by the market, these securities are subject to inherent risks due to price fluctuations, and risks relating to the issuer and its industry, and the market for these securities may be less liquid and more volatile than that of higher rated or more widely followed securities. After the sale of certain corporate bonds in April 2004, net investment in marketable equity and debt securities is less than $5 million.

     Other related risks include liquidity risks, which arise in the course of our general funding activities and the management of our balance sheet. This includes both risks relating to the raising of funding with appropriate maturity and interest rate characteristics and the risk of being unable to liquidate an asset in a timely manner at an acceptable price. Real estate investments by their nature are often difficult or time-consuming to liquidate. Also, buyers of minority interests may be difficult to secure, while transfers of large block positions may be subject to legal, contractual or market restrictions. Our other operating risks include lease terminations, whether scheduled terminations or due to tenant defaults or bankruptcies, development risks, and environmental and capital expenditure matters, as described elsewhere herein.

     We invest in U.S. government and agency obligations which are subject to interest rate risk. As interest rates fluctuate, we will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at March 31, 2004, would decline by approximately $200,000.

     We employ internal strategies intended to mitigate exposure to these and other risks. We, on a case by case basis with respect to new investments, perform internal analyses of risk identification, assessment and control. We review credit exposures, and seeks to mitigate counterparty credit exposure through various techniques, including obtaining and maintaining collateral, and assessing the creditworthiness of counterparties and issuers. Where appropriate, an analysis is made of political, economic and financial conditions, including those of foreign countries. Operating risk is managed through the use of experienced personnel. We seek to achieve adequate returns commensurate with the risk it assumes. We utilize qualitative as well as quantitative information in managing risk.

ITEM 4. CONTROLS AND PROCEDURES

     a. As of March 31, 2004, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's and its subsidiaries' disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     b. During the three months ended March 31, 2004, no change in the Company's internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     There have been no material developments to the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Form 8-K filed under Items 5 and 7 - January 5, 2004 with press release -- Exhibit 99.1 - American Real Estate Partners, L.P. Agrees To Acquire Arizona Charlie's Casinos In Las Vegas and Exhibit 99.2 - Membership Interest Purchase Agreement dated January 5, 2004.

     (b) Form 8-K filed under Items 5 and 7 - January 16, 2004 with press release - Exhibit 99.1 - American Real Estate Partners, L.P.'s Subsidiary Prices Debt Offering.

     (c) Form 8-K filed under Items 5 and 7 - February 25, 2004 with press release - Exhibit 99.1 - American Real Estate Partners, L.P. Declares Annual Pay-In-Kind Distribution On Its Preferred Units Payable Solely in Additional Preferred Units.

     (d) Form 8-K filed under Items 5 and 7 - March 15, 2004 with press release
- Exhibit 99.1 - American Real Estate Partners, L.P. Reports Full Year and Fourth Quarter Results and That No Distributions Are Expected To Be Made in 2004.

EXHIBITS:

3.1       Certificate of Limited Partnership of AREP, dated February 17, 1987.

3.2 Amended and Restated Agreement of Limited Partnership of AREP, dated as of May 12, 1987.

3.4 Certificate of Limited Partnership of American Real Estate Holdings Limited Partnership (the "Subsidiary"), dated February 17, 1987, as amended pursuant to First Amendment to Certificate of Limited Partnership, dated March 10, 1987.

3.5 Amended and Restated Agreement of Limited Partnership of the Subsidiary, dated as of July 1, 1987.

4.1 Depositary Agreement among AREP, the General Partner and Registrar and Transfer Company, dated as of July 1, 1987.

4.6 Indenture, dated as of January 29, 2004, among ACEP, ACEP Finance, the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (the "Trustee").

4.7 Escrow Agreement, dated as of January 29, 2004, among ACEP, ACEP Finance, the Subsidiary, the Trustee and Fleet National Bank, as Escrow Agent.

10.21 Operating Agreement for NEG Holding LLC, dated May 1, 2001 (incorporated by reference to National Energy Group Inc.'s Exhibit
          10.32 to Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-19136), filed on November 14, 2001).

10.23 Management Agreement between National Energy Group, Inc. and NEG Operating LLC (incorporated by reference to National Energy Group Inc.'s Exhibit 10.35 to Form 10-Q for the quarter ended September 30, 2001 (SEC File No. 000-19136), filed on November 14, 2001)

10.24 Management Agreement between National Energy Group, Inc. and TransTexas Gas Corporation, dated August 28, 2003 (incorporated by reference to National Energy Group Inc.'s Exhibit 10.45 to Form 10-Q for the quarter ended September 30, 2003 (SEC File No. 000-19136), filed on November 14, 2003).

21        List of Subsidiaries

31.1 Certification of Chief Executive Officer-pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer-pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer-pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer-pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          AMERICAN REAL ESTATE PARTNERS, L.P.
                                          By: American Property Investors, Inc.,
                                          the general partner of American Real
                                          Estate Partners, L.P.

                                                /s/ JOHN P. SALDARELLI
                                          --------------------------------------
                                                    John P. Saldarelli
                                          Treasurer, Chief Financial Officer and
                                               Principal Accounting Officer

Date: May 10, 2004