Form 10-Q
period 2004-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2004-08-09
CIK 813762

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO __________

                          COMMISSION FILE NUMBER 1-9516

                                 --------------

                       AMERICAN REAL ESTATE PARTNERS, L.P.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 --------------

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

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

================================================================================

                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets
         June 30, 2004 and December 31, 2003 ............................................................        1

         Consolidated Statements of Earnings
         Three Months Ended June 30, 2004 and 2003 ......................................................        2

         Consolidated Statements of Earnings
         Six Months Ended June 30, 2004 and 2003 ........................................................        3

         Consolidated Statements of Changes In Partners' Equity and Comprehensive Income
         Six Months Ended June 30, 2004..................................................................        4

         Consolidated Statements of Cash Flows Six Months Ended June 30, 2004 and 2003 ..................        5

         Notes to Consolidated Financial Statements......................................................        7

         ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....       20

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................       31

         ITEM 4. CONTROLS AND PROCEDURES.................................................................       31

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K........................................................     II-1

                       AMERICAN REAL ESTATE PARTNERS, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2004            2003
                                                                                   -----------     ------------
                                                                                   (UNAUDITED)      (RESTATED)
                                                                                            (IN $000'S)

                                            ASSETS
Real estate leased to others:
  Accounted for under the financing method ...................................     $    98,372      $   137,356
  Accounted for under the operating method, net of accumulated depreciation ..          65,253           76,443
Properties held for sale .....................................................          49,193          128,813
Investment in U.S. Government and Agency obligations .........................         113,141           61,573
Cash and cash equivalents ....................................................       1,080,261          500,593
Marketable equity and debt securities ........................................          29,975           80,522
Other investments ............................................................         138,739           50,328
Investment in NEG Holding LLC ................................................          77,481           69,346
Equity interest in GB Holdings, Inc. .........................................          28,811           30,854
Hotel, casino and resort operating properties net of accumulated depreciation:
  American Casino and Entertainment Properties LLC ...........................         295,080          298,703
  Hotel and resort ...........................................................          34,689           41,526
Land and construction-in-progress ............................................          40,797           43,459
Deferred tax asset ...........................................................          86,754           82,607
Receivables and other assets .................................................          62,478           49,897
                                                                                   -----------      -----------
   Total .....................................................................     $ 2,201,024      $ 1,652,020
                                                                                   ===========      ===========
                               LIABILITIES AND PARTNERS' EQUITY
Mortgages payable:
  Real estate leased to others ...............................................     $    79,023      $    98,128
  Properties held for sale ...................................................          15,142           82,861
                                                                                   -----------      -----------
                                                                                        94,165          180,989
Senior secured notes payable .................................................         215,000               --
Senior unsecured notes payable--net of unamortized discount of $2,569,000 ....         350,431               --
Liability for purchased securities ...........................................          59,853               --
Accounts payable, accrued expenses and other liabilities .....................          77,760           98,888
Preferred limited partnership units:
 Preferred units, $10 liquidation preference, 5% cumulative pay-in-kind;
  10,400,000 authorized; 10,286,264 and 9,796,607 issued and outstanding as of
  June 30, 2004 and December 31, 2003 ........................................         104,099          101,649
                                                                                   -----------      -----------
                                                                                       901,308          381,526
                                                                                   -----------      -----------
Commitments and contingencies (Notes 2 and 3)

Limited partners:
 Depositary units; 47,850,000 authorized; 47,235,484 outstanding .............       1,315,577        1,184,870
General partner ..............................................................          (3,940)          97,545
Treasury units at cost:
 1,137,200 depositary units ..................................................         (11,921)         (11,921)
                                                                                   -----------      -----------
Partners' equity .............................................................       1,299,716        1,270,494
                                                                                   -----------      -----------
   Total .....................................................................     $ 2,201,024      $ 1,652,020
                                                                                   ===========      ===========

                 See notes to consolidated financial statements.

                       AMERICAN REAL ESTATE PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                                    THREE MONTHS ENDED
                                                                                            -------------------------------
                                                                                                         JUNE 30,
                                                                                                2004              2003
                                                                                            ------------      ------------
                                                                                                               (RESTATED)
                                                                                                      (UNAUDITED)
                                                                                            (IN $000'S EXCEPT PER UNIT DATA)
Revenues:
  Hotel and casino operating income ...................................................     $     73,360      $     64,823
  Land, house and condominium sales ...................................................           12,443             1,551
  Interest income on financing leases .................................................            2,490             3,341
  Interest income on U.S. Government and Agency obligations and other investments .....           11,092             3,826
  Rental income .......................................................................            1,962             2,410
  Hotel and resort operating income ...................................................            3,439             4,525
  Accretion of investment in NEG Holding LLC ..........................................            8,219             6,701
  NEG management fee ..................................................................            2,860             2,006
  Dividend and other income ...........................................................            2,251               818
  Equity in earnings (losses) of GB Holdings, Inc. ....................................             (215)              644
                                                                                            ------------      ------------
                                                                                                 117,901            90,645
                                                                                            ------------      ------------
Expenses:
  Hotel and casino operating expenses .................................................           55,884            54,560
  Cost of land, house and condominium sales ...........................................            7,705               898
  Hotel and resort operating expenses .................................................            2,872             3,077
  Interest expense ....................................................................           11,612             5,697
  Depreciation and amortization .......................................................            7,977             6,278
  General and administrative expenses .................................................            4,666             3,452
  Property expenses ...................................................................            1,351             1,142
                                                                                            ------------      ------------
                                                                                                  92,067            75,104
                                                                                            ------------      ------------
Operating income ......................................................................           25,834            15,541
Other gains and (losses):
  Write-down of other investments .....................................................               --           (18,798)
  Gain on sales of marketable debt securities .........................................            8,310                --
  Loss on sales and disposition of real estate ........................................             (226)             (272)
                                                                                            ------------      ------------
Income from continuing operations before income taxes .................................           33,918            (3,529)
  Income tax expense ..................................................................           (3,088)           (3,167)
                                                                                            ------------      ------------
  Income (loss) from continuing operations ............................................           30,830            (6,696)
                                                                                            ------------      ------------
Discontinued operations:
  Income from discontinued operations .................................................            2,699             1,985
  Gain on sales and disposition of real estate ........................................           48,257             1,924
                                                                                            ------------      ------------
Income from discontinued operations ...................................................           50,956             3,909
                                                                                            ------------      ------------
Net earnings (loss) ...................................................................     $     81,786      $     (2,787)
                                                                                            ============      ============
Net earnings (loss) attributable to (Note 11):
  Limited partners ....................................................................     $     79,054      $     (4,851)
  General partners ....................................................................            2,732             2,064
                                                                                            ------------      ------------
                                                                                            $     81,786      $     (2,787)
                                                                                            ============      ============
Net earnings (loss) per limited partnership unit:
  Basic earnings (loss):
   Income (loss)  from continuing operations ..........................................     $       0.63      $      (0.21)
   Income from discontinued operations ................................................             1.08              0.08
                                                                                            ------------      ------------
  Basic earnings (loss) per LP unit ...................................................     $       1.71      $      (0.13)
                                                                                            ============      ============
Weighted average limited partnership units outstanding ................................       46,098,284        46,098,284
                                                                                            ============      ============
  Diluted earnings (loss):
   Income (loss) from continuing operations ...........................................     $       0.58      $      (0.21)
   Income from discontinued operations ................................................             0.96              0.08
                                                                                            ------------      ------------
  Diluted earnings (loss) per LP unit .................................................     $       1.54      $      (0.13)
                                                                                            ============      ============
Weighted average limited partnership units and equivalent partnership units outstanding       51,938,033        46,098,284
                                                                                            ============      ============

                 See notes to consolidated financial statements.

                       AMERICAN REAL ESTATE PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                                  SIX MONTHS ENDED
                                                                                            ------------------------------
                                                                                                       JUNE 30,
                                                                                                2004              2003
                                                                                            ------------      ------------
                                                                                                               (RESTATED)
                                                                                                      (UNAUDITED)
                                                                                           (IN $000'S EXCEPT PER UNIT DATA)

Revenues:
  Hotel and casino operating income ...................................................     $    148,369      $    130,553
  Land, house and condominium sales ...................................................           17,457             6,411
  Interest income on financing leases .................................................            5,426             6,759
  Interest income on U.S. Government and Agency obligations and other investments .....           15,981             8,395
  Rental income .......................................................................            5,123             4,703
  Hotel and resort operating income ...................................................            5,543             6,597
  Accretion of investment in NEG Holding LLC ..........................................           16,124            15,451
  NEG management fee ..................................................................            5,479             3,879
  Dividend and other income ...........................................................            3,084             1,710
  Equity in losses of GB Holdings, Inc. ...............................................             (563)             (213)
                                                                                            ------------      ------------
                                                                                                 222,023           184,245
                                                                                            ------------      ------------
Expenses:
  Hotel and casino operating expenses .................................................          110,131           108,051
  Cost of land, house and condominium sales ...........................................           11,063             5,001
  Hotel and resort operating expenses .................................................            4,969             5,342
  Interest expense ....................................................................           17,971            12,330
  Depreciation and amortization .......................................................           15,592            12,688
  General and administrative expenses .................................................            9,030             6,825
  Property expenses ...................................................................            2,535             2,136
                                                                                            ------------      ------------
                                                                                                 171,291           152,373
                                                                                            ------------      ------------
Operating income ......................................................................           50,732            31,872
Other gains and (losses):
  Provision for loss on real estate ...................................................               --              (200)
  Write-down of equity securities available for sale ..................................               --              (961)
  Write-down of other investments .....................................................               --           (18,798)
  Gain on sales of marketable debt securities .........................................           37,167                --
  Gain on sales and disposition of real estate ........................................            5,821               866
                                                                                            ------------      ------------
Income from continuing operations before income taxes .................................           93,720            12,779
  Income tax expense ..................................................................           (9,257)           (7,059)
                                                                                            ------------      ------------
  Income from continuing operations ...................................................           84,463             5,720
                                                                                            ------------      ------------
Discontinued operations:
  Income from discontinued operations .................................................            5,157             3,961
  Gain on sales and disposition of real estate ........................................           55,186             1,924
                                                                                            ------------      ------------
Income from discontinued operations ...................................................           60,343             5,885
                                                                                            ------------      ------------
Net earnings ..........................................................................     $    144,806      $     11,605
                                                                                            ============      ============
Net earnings attributable to (Note 11):
  Limited partners ....................................................................     $    136,662      $      5,424
  General partners ....................................................................            8,144             6,181
                                                                                            ------------      ------------
                                                                                            $    144,806      $     11,605
                                                                                            ============      ============
Net earnings (loss) per limited partnership unit:
  Basic earnings (loss):
   Income (loss)  from continuing operations ..........................................     $       1.68      $      (0.06)
   Income from discontinued operations ................................................             1.28              0.13
                                                                                            ------------      ------------
  Basic earnings per LP unit ..........................................................     $       2.96      $       0.07
                                                                                            ============      ============
Weighted average limited partnership units outstanding ................................       46,098,284        46,098,284
                                                                                            ============      ============
  Diluted earnings (loss):
   Income (loss) from continuing operations ...........................................     $       1.53      $      (0.06)
   Income from discontinued operations ................................................             1.13              0.13
                                                                                            ------------      ------------
  Diluted earnings per LP unit ........................................................     $       2.66      $       0.07
                                                                                            ============      ============
Weighted average limited partnership units and equivalent partnership units outstanding       52,218,668        46,098,284
                                                                                            ============      ============

                 See notes to consolidated financial statements.

                       AMERICAN REAL ESTATE PARTNERS, L.P.

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                         EQUITY AND COMPREHENSIVE INCOME


                                                                       SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED) (IN $000'S)
                                                             ----------------------------------------------------------------------
                                                                             LIMITED
                                                              GENERAL        PARTNERS'
                                                             PARTNER'S        EQUITY            HELD IN TREASURY           TOTAL
                                                               EQUITY       DEPOSITARY     --------------------------    PARTNERS'
                                                             (DEFICIT)         UNITS         AMOUNTS         UNITS        EQUITY
                                                             -----------    -----------    -----------    -----------   -----------
Balance, December 31, 2003 (as previously reported) ......   $   (19,501)   $ 1,184,870    $   (11,921)         1,137   $ 1,153,448
Arizona Charlie's acquisition ............................       117,046             --             --             --       117,046
                                                             -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2003 (restated) ....................        97,545      1,184,870        (11,921)         1,137     1,270,494
Comprehensive income:
Net earnings .............................................         8,144        136,662             --             --       144,806
Unrealized losses on securities available for sale .......            (1)           (69)            --             --           (70)
Reversal of unrealized gains on marketable debt
  securities sold ........................................          (128)        (6,297)            --             --        (6,425)
Net unrealized gains on securities available for sale ....             8            411             --             --           419
                                                             -----------    -----------    -----------    -----------   -----------
Comprehensive income .....................................         8,023        130,707             --             --       138,730
                                                             -----------    -----------    -----------    -----------   -----------
Capital distribution .....................................       (17,916)            --             --             --       (17,916)
Capital contribution .....................................        22,800             --             --             --        22,800
Arizona Charlies acquisition .............................      (125,900)            --             --             --      (125,900)
Arizona Charlies acquisition adjustment ..................        (1,213)            --             --             --        (1,213)
Change in deferred tax asset re acquisition of Arizona
  Charlies ...............................................        12,721             --             --             --        12,721
                                                             -----------    -----------    -----------    -----------   -----------
Balance, June 30, 2004 ...................................   $    (3,940)   $ 1,315,577    $   (11,921)         1,137   $ 1,299,716
                                                             ===========    ===========    ===========    ===========   ===========

Accumulated other comprehensive income at June 30, 2004 was $349.

                 See notes to consolidated financial statements.

                       AMERICAN REAL ESTATE PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   ----------------------
                                                                                     2004          2003
                                                                                   ---------    ---------
                                                                                               (RESTATED)
                                                                                        (UNAUDITED)
                                                                                        (IN $000'S)
Cash flows from operating activities:
  Income from continuing operations ............................................   $  84,463    $   5,720
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization ...............................................      15,592       12,688
   Preferred LP unit interest expense ..........................................       2,450           --
   Gain on sales and disposition of real estate ................................      (5,821)        (866)
   Provision for loss on real estate ...........................................          --          200
   Write-down of equity securities available for sale ..........................          --          961
   Write-down of other investments .............................................          --       18,798
   Gain on sales of marketable equity securities ...............................     (37,167)          --
   Equity in losses of GB Holdings, Inc. .......................................         563          213
   Deferred gain amortization ..................................................      (1,019)      (1,019)
   Accretion of investment in NEG Holding LLC ..................................     (16,124)     (15,451)
   Deferred income tax expense .................................................       5,995        2,665
   Changes in operating assets and liabilities:
     Decrease in land and construction-in-progress .............................       2,181          146
     Decrease in accounts payable, accrued expenses and other liabilities ......        (852)     (35,227)
     (Increase) decrease in receivables and other assets .......................      (3,612)          19
                                                                                   ---------    ---------
     Net cash provided by (used in) continuing operations ......................      46,649      (11,153)
                                                                                   ---------    ---------
  Income from discontinued operations ..........................................      60,343        5,885
   Depreciation and amortization ...............................................         414        2,231
   Net gain from property transactions .........................................     (55,186)      (1,924)
                                                                                   ---------    ---------
    Net cash provided by discontinued operations ...............................       5,571        6,192
                                                                                   ---------    ---------
    Net cash provided by (used in) operating activities ........................      52,220       (4,961)
                                                                                   ---------    ---------
Cash flows from investing activities:
  Decrease (increase) in other investments .....................................         351      (30,909)
  Repayments of mezzanine loans included in other investments ..................      25,861           --
  Purchase of debt securities ..................................................     (54,775)          --
  Net proceeds from the sales and disposition of real estate ...................      16,635        3,259
  Principal payments received on leases accounted for under the financing method       2,168        2,737
  Acquisition of Arizona Charlies ..............................................    (125,900)          --
  Acquisitions of rental real estate ...........................................     (14,583)          --
  Additions to hotel, casino and resort operating property .....................     (11,264)      (4,483)
  Additions to rental real estate ..............................................        (299)        (281)
  Increase in investment in U.S. Government and Agency Obligations .............     (51,568)     (16,717)
  Proceeds from sale of marketable equity & debt securities ....................      86,507           --
  Guaranteed payment from NEG Holding LLC ......................................       7,989       10,239
  Priority distribution from NEG Holding LLC ...................................          --       40,506
  Increase in restricted cash ..................................................        (447)         173
  Other ........................................................................         (98)         (53)
                                                                                   ---------    ---------
                                                                                    (119,423)       4,471

Cash flows from discontinued operations:

    Net proceeds from the sales and disposition of real estate .................     101,452        3,518
                                                                                   ---------    ---------
    Net cash (used in) provided by investing activities ........................     (17,971)       7,989
                                                                                   ---------    ---------

                                                                                         Continued.......

                 AMERICAN REAL ESTATE PARTNERS, L.P.--FORM 10-Q

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                    --------------------------
                                                                                        2004          2003
                                                                                    -----------    -----------
                                                                                                   (RESTATED)
                                                                                            (UNAUDITED)
                                                                                            (IN $000'S)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partners' equity:
    Distributions to members ....................................................       (17,916)            --
    Member's contribution .......................................................        15,894             --
  Debt:
    Proceeds from Senior Notes Payable ..........................................       565,409             --
    Decrease in due to affiliates ...............................................       (25,000)            --
    Proceeds from mortgages payable .............................................        10,000         20,000
    Payments on mortgages payable ...............................................            --         (3,837)
    Periodic principal payments .................................................        (2,968)        (3,468)
                                                                                    -----------    -----------
              Net cash provided by financing activities .........................       545,419         12,695
                                                                                    -----------    -----------
Net increase in cash and cash equivalents .......................................       579,668         15,723
Cash and cash equivalents, beginning of period ..................................       500,593         79,540
                                                                                    -----------    -----------
Cash and cash equivalents at end of period ......................................   $ 1,080,261    $    95,263
                                                                                    ===========    ===========
Supplemental information:
  Cash payments for interest ....................................................   $     8,748    $    58,598
                                                                                    ===========    ===========
Supplemental schedule of noncash investing and financing activities:
Reclassification of real estate from operating lease ............................   $   (24,849)   $        --
Reclassification from hotel and resort operating properties .....................        (6,428)            --
Reclassification to property held for sale ......................................        31,277             --
Reclassification of real estate to operating lease ..............................            --          2,158
Reclassification of real estate from financing lease ............................            --         (2,158)
Reclassification from receivables and other assets ..............................            --         (1,631)
Reclassification to mortgages and notes receivable included in other investments             --          1,631
Decrease in mortgages and notes receivables included in other investments .......            --         (3,453)
Decrease in deferred income .....................................................            --          2,565
Increase in real estate accounted for under the operating method ................            --            888
                                                                                    -----------    -----------
                                                                                    $        --    $        --
                                                                                    ===========    ===========
Net unrealized gains on securities available for sale ...........................   $       349    $     2,342
                                                                                    ===========    ===========
Increase in equity and debt securities ..........................................   $       600    $       600
                                                                                    ===========    ===========
Purchase of debt securities .....................................................   $    59,853    $        --
                                                                                    ===========    ===========
Contribution of note from NEG Holding LLC .......................................   $        --    $    10,940
                                                                                    ===========    ===========
Member's capital contribution ...................................................   $     6,906    $        --
                                                                                    ===========    ===========
Change in tax asset related to acquisition ......................................   $    12,721    $        --
                                                                                    ===========    ===========
Change in deferred tax asset valuation allowance ................................   $        --    $     2,412
                                                                                    ===========    ===========
Net assets contributed by parent ................................................   $        --    $       233
                                                                                    ===========    ===========

                 See notes to consolidated financial statements

                       AMERICAN REAL ESTATE PARTNERS, L.P.
                             FORM 10-Q JUNE 30, 2004
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

       The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. All adjustments which, in the opinion of management, are necessary to fairly present the results for the interim periods have been made. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

       The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

       The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2.     RELATED PARTY TRANSACTIONS

       a. On January 5, 2004, American Casino & Entertainment Properties LLC ("American Casino"), an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder, from Carl C. Icahn ("Mr. Icahn") and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. Mr. Icahn is Chairman of the Board of American Property Investors, Inc., AREP's general partner ("API" or the "General Partner"). The acquisition was completed on May 26, 2004 upon obtaining all approvals necessary under the gaming laws. The terms of the transactions were approved by the Audit Committee of the Board of Directors of the General Partner ("Audit Committee") which was advised by its independent financial advisor and by counsel. See Note 4. - Notes to Consolidated Financial Statements.

       b. In 1997 the Company entered into a license agreement with an affiliate of the General Partner for office space. Pursuant to the license agreement, the Company has the non-exclusive use of approximately 2,275 square feet for which it pays monthly rent of $11,185 plus 10.77% of certain "additional rent." The terms of such license agreement were reviewed and approved by the Audit Committee. The agreement which expired in May 2004, has been extended on a month-to-month basis. For the three and six months ended June 30, 2004, the Company paid rent of approximately $26,000 and $65,000, respectively. For the three and six months ended June 30, 2003, the Company paid rent of $40,000 and $77,000, respectively.

       c. American Casino billed the Sands Hotel and Casino (the "Sands") approximately $67,000 and $116,000 for administrative services performed by Stratosphere personnel during the three and six months ended June 30, 2004. respectively. For the three and six months ended June 30, 2003, American Casino billed the Sands approximately $97,000 for administrative services. See Note 6 - Notes to Consolidated Financial Statements.

       d. National Energy Group, Inc. ("NEG") received management fees from affiliates of the General Partner of approximately $2.9 million and $5.5 million in the three and six months ended June 30, 2004, respectively, and received management fees from affiliates of approximately $2 million and $3.9 million in the three and six months ended June 30, 2003, respectively. See Note 5 - Notes to Consolidated Financial Statements.

       e. In the three and six months ended June 30, 2004, the Company paid approximately $60,000 and $120,000 to an affiliate of the General Partner for telecommunication services and paid approximately $40,000 and $84,000 to the affiliate for such services in the three and six months ended June 30, 2003, respectively.

       f. An affiliate of the General Partner provided certain administrative services to the Company which paid such affiliate approximately $20,000 and $40,000 in both the three and six months ended June 30, 2004 and 2003, respectively.

       g. The Company provided certain administrative services to affiliates of the General Partner and was paid $27,000 in the three and six months ended June 30, 2004, and $40,000 for such services in the three and six months ended June 30, 2003.

       h. As of August 1, 2004 affiliates of Mr. Icahn owned 8,900,995 Preferred Units and 39,896,836 Depositary Units.

3.     COMMITMENTS AND CONTINGENCIES

       a. In January 2002, the Cape Cod Commission (the "Commission"), a Massachusetts regional planning body created in 1989, concluded that the Company's New Seabury development proposal is within its jurisdiction for review and approval (the "Administrative Decision"). It is the Company's position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is therefore statutorily exempt from the Commission's jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property (the "Settlement Agreement").

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

       In November 2003, the Court ruled in New Seabury's favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance with the special permit and therefore exempt from the Commission's jurisdiction. The Court has not yet ruled on the initial proposal. Under the modified development proposal New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. In February 2004, New Seabury and the Commission jointly moved to consolidate the three complaints into one proceeding. The Court subsequently consolidated the three complaints into one proceeding. In March 2004, New Seabury moved for Summary Judgment to dispose of remaining claims under all three complaints and to obtain a final judgment from the Court. Also in March 2004, the Commission cross-moved for Summary Judgment on certain claims under each complaint. The Court heard arguments in June 2004 and took the matter under advisement. Under the initial proposal, New Seabury could potentially build up to 675 residential/hotel units and 80,000 square feet of commercial space. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

       The carrying value of New Seabury's development assets at June 30, 2004 is approximately $9.9 million.

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

4.     HOTEL, CASINO AND RESORT OPERATING PROPERTIES

       a.    HOTEL AND CASINO OPERATING PROPERTIES

       On January 5, 2004, American Casino, an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder, from Carl C. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. Upon obtaining all approvals necessary under gaming laws, the acquisition was completed on May 26, 2004. The terms of the transactions were approved by the Audit Committee which was advised by its independent financial advisor and by counsel. As previously contemplated upon closing, American Real Estate Holdings Limited Partnership ("AREH"), the Company's direct subsidiary, transferred 100% of the common stock of Stratosphere to American Casino. As a result, following the acquisition and contribution, American Casino owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area. The Company consolidates American Casino and its subsidiaries in the Company's financial statements. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. The Company's June 30, 2003 consolidated financial statements have been restated to reflect the acquisition of Arizona Charlie's Decatur and Arizona Charlie's Boulder.

       Earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner. In accordance with the purchase agreement, prior to the acquisition, capital contributions of $22.8 million were received from and capital distributions of $17.9 million were paid to affiliates of Mr. Icahn. The purchase price of $125.9 million was charged to the General Partner as was $1.2 million, representing the excess of the purchase price over historical cost.

       Also in January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds were held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Arizona Charlie's Boulder. Upon satisfaction of all closing conditions on May 26, 2004, the proceeds of the offering were released from escrow. American Casino used the proceeds of the offering for the acquisition and to repay intercompany indebtedness and for distributions to AREH.

       American Casino's operations for the three and six months ended June 30, 2004 and 2003 have been included in "Hotel and casino operating income and expenses" in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for depreciation and amortization and income tax provision. Such expenses have been included in "Depreciation and amortization expense" and "Income tax expense" in the Consolidated Statements of Earnings. American Casino's depreciation and amortization expense was $6.4 million and $12.3 million in the three and six months ended June 30, 2004, respectively, and $5.0 million and $10.3 million in the three and six months ended June 30, 2003, respectively. American Casino's income tax provision was $1.4 million and $5.9 million in the three and six months ended June 30, 2004, respectively, and $2.0 million and $4.4 million in the three and six months ended June 30, 2003, respectively. American Casino accounted for approximately 67% and 71% of the Company's revenues in the six months ended June 30, 2004 and 2003, respectively, and approximately 75% and 71% of the Company's operating income in the six months ended June 30, 2004 and 2003, respectively.

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

       b.    HOTEL AND RESORT OPERATING PROPERTIES

       Hotel and resort operations for the three and six months ended June 30, 2004 and 2003 have been included in "Hotel and resort operating income and expenses" in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $0.7 million and $1.4 million of depreciation and amortization for the three and six months ended June 30, 2004, respectively, and $0.7 million and $1.4 million in the three and six months ended June 30, 2003, respectively. Such amounts have been included in "Depreciation and amortization expense" in the Consolidated Statements of Earnings.

5.     NATIONAL ENERGY GROUP, INC.

       a.    NATIONAL ENERGY GROUP, INC.

       In October 2003, pursuant to a purchase agreement dated as of May 16, 2003, the Company acquired certain debt and equity securities of National Energy Group, Inc. ("NEG") from entities affiliated with Mr. Icahn for an aggregate consideration of approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities. The agreement was reviewed and approved by the Audit Committee which was advised by its independent financial advisor and by legal counsel. The securities acquired were $148.6 million in principal amount of outstanding 10 3/4% Senior Notes due 2006 of NEG, representing all of NEG's outstanding debt securities, and approximately 5.6 million shares of common stock of NEG. As a result of the foregoing transaction and the acquisition by the Company of additional NEG common stock in the open market prior to the closing, the Company beneficially owns in excess of 50% of the outstanding common stock of NEG. AREP consolidates NEG in its financial statements. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. There is no minority interest allocated to the other NEG stockholders because of NEG's negative equity based on book value. In addition, the NEG Holding Operating Agreement contains a provision that allows Gascon at any time, in its sole discretion, to redeem the NEG membership interest in NEG Holding at a price equal to the fair market value of such interest determined as if NEG Holding had sold all of its assets for fair market value and liquidated. Since all of NEG's operating assets and oil and natural gas properties have been contributed to NEG Holding, as noted above, following such a redemption, NEG's principal assets would consist solely of its cash balances. The Company's June 30, 2003 consolidated financial statements have been restated to reflect the acquisition of NEG.

       NEG owns a 50% interest in NEG Holding LLC ("NEG Holding"); the other 50% interest in NEG Holding is held by Gascon Partners ("Gascon"), an affiliate of Mr. Icahn. Gascon is the managing member of NEG Holding. NEG Holding owns NEG Operating LLC ("NEG Operating"), which is engaged in the business of oil and gas exploration and production. Under the NEG Holding operating agreement, NEG is to receive guaranteed payments of approximately $39.9 million and a priority distribution of approximately $148.6 million before Gascon receives any distributions. Due to the substantial uncertainty that NEG will receive any distribution above the priority and guaranteed payments amounts, NEG accounts for its investment in NEG Holding as a preferred investment.

       NEG Holding is a variable interest entity. As of June 30, 2004, it has net assets of approximately $162 million. The Company has determined that the Company is not the primary beneficiary of the variable interest entity. The maximum exposure to losses as a result of the Company's interest in NEG Holding is $77 million.

       In the three and six months ended June 30, 2004, NEG recorded income tax provisions of $1.7 million and $3.3 million, respectively, and for the three and six months ended June 30, 2003, $1.2 million and $2.7 million, respectively, based on taxable income and applying an effective tax rate of approximately 35%.

       In connection with a credit facility obtained by NEG Holding on December 29, 2003, NEG and Gascon have pledged as security their respective interests in NEG Holding.

       b.    INVESTMENT IN NEG HOLDING LLC

       As explained below, NEG's investment in NEG Holding is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

       Balance sheets for NEG Holding as of June 30, 2004 and December 31, 2003 are as follows:

                                                   2004         2003
                                                 ---------   ----------
                                                      (IN $000'S)
Current assets................................   $  26,249   $   33,415
Noncurrent assets(1) .........................     212,365      190,389
                                                 ---------   ----------
   Total assets...............................   $ 238,614   $  223,804
                                                 =========   ==========
Current liabilities...........................   $  20,412   $   14,253
Noncurrent liabilities........................      56,129       48,514
                                                 ---------   ----------
   Total liabilities..........................      76,541       62,767
Members' equity...............................     162,073      161,037
                                                 ---------   ----------
   Total liabilities and members' equity......   $ 238,614   $  223,804
                                                 =========   ==========

--------------
   (1) Primarily oil and gas properties

       Summary income statements for NEG Holding for the six months ended June 30, 2004 and 2003 are as follows:

                                                  2004          2003
                                                ---------    ----------
                                                      (IN $000'S)
Total revenues................................  $  32,366    $   33,135
Costs and expenses............................     22,393        23,624
                                                ---------    ----------
   Operating income...........................      9,973         9,511
Other income (expense)........................       (948)       (1,040)
                                                ---------    ----------
Income before cumulative effect of
    change in accounting principle............      9,025         8,471
Cumulative effect of change in
    accounting principle .....................         --         1,912
                                                ---------    ----------
Net Income....................................  $   9,025    $   10,383
                                                =========    ==========

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

       Because of the substantial uncertainty that NEG will receive any distributions in excess of the priority distribution and the guaranteed payments ("residual interest"), the residual interest attributable to the investment in NEG Holding is valued at zero. Upon payment of the priority distribution in 2006, NEG's investment in NEG Holding will be zero. Cash receipts, if any, after the priority distribution and the guaranteed payments will be reported in income as earned. The following is a roll forward of the investment in NEG Holding as of June 30, 2004:

                                                                           (IN $000'S)
                                                                           ----------
Investment in NEG Holding at December 31, 2003.........................    $  69,346
Accretion of investment in NEG Holding.................................       16,124
Guaranteed payment from NEG Holding....................................       (7,989)
                                                                           ---------
Investment in NEG Holding at June 30, 2004.............................    $  77,481
                                                                           =========

The NEG Holding Operating Agreement requires that distributions shall be made to both NEG and Gascon as follows:

       1. Guaranteed payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding priority distribution amount. At June 30, 2004, the priority distribution amount was $148.6 million which equals the principal amount of NEG's 10.75% Senior Notes that the Company owns. The guaranteed payments will be made on a semi-annual basis. The priority distribution amount is to be paid to NEG by November 6, 2006.

       2. An amount equal to the priority distribution amount and all guaranteed payments paid to NEG, plus any additional capital contributions made by Gascon, less any distribution previously made by NEG to Gascon, is to be paid to Gascon.

       3. An amount equal to the aggregate annual interest (calculated at the prime rate plus 1/2% on the sum of the guaranteed payments), plus any unpaid interest for prior years (calculated at the prime rate plus 1/2% on the sum of the guaranteed payments), less any distributions previously made by NEG to Gascon, is to be paid to Gascon.

       4. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG's and Gascon's respective capital accounts.

6.     EQUITY INTEREST IN GB HOLDINGS, INC. (SANDS HOTEL AND CASINO)

       The Company reflects its equity interest in GB Holdings, Inc. ("GBH") under this caption in the Consolidated Balance Sheets. The Company owns approximately 3.6 million shares, or 36.3%, of GBH. GBH is the holding company for the Sands Hotel and Casino (the "Sands") located in Atlantic City, New Jersey. The Sands currently consists of a casino and simulcasting facility with approximately 79,000 square feet of gaming space, a hotel with 637 rooms and related amenities.

       "Equity in earnings (losses) of GB Holdings, Inc." of ($0.2 million) and ($0.6 million) respectively, have been recorded in the Consolidated Statements of Earnings for the three and six months ended June 30, 2004, respectively. Equity in earnings (losses) of GB Holdings, Inc. were $0.6 million and ($0.2 million) for the three and six months ended June 30, 2003, respectively.

       On June 30, 2004, GBH announced that its stockholders approved the transfer of the Sands to its wholly owned indirect subsidiary Atlantic Coast Entertainment Holdings, Inc. ("Atlantic Holdings") in connection with the restructuring of its debt.

       On July 22, 2004, Atlantic Holdings announced that its Consent Solicitation and Offer to Exchange, in which it offered to exchange its 3% Notes due 2008 for the 11% Notes due 2005, expired and approximately $66 million principal amount of the 11% notes (approximately 60% of the outstanding 11% notes) were tendered to Atlantic Holdings for exchange. On July 23, 2004, 10 million warrants were distributed on a pro rata basis to stockholders. The warrants, under certain conditions, will allow the holders to purchase common stock of Atlantic Holdings at a purchase price of $.01 per share, representing 27.5% of the outstanding common stock of Atlantic Holdings on a fully diluted basis. Mr. Icahn and his affiliated companies, including the Company, held approximately 58.2% of the debt; the Company held approximately 24.5% of the debt. The Company and Mr. Icahn tendered in the exchange all of the 11% notes due 2005 owned by them.

       The Company received:

       - $26,914,500 principal amount of the new notes due September 2008, which bear interest at 3% per annum, payable at maturity. The original debt is included in "Marketable Equity and Debt Securities" in the Consolidated Balance Sheets. The carrying value of the debt at June 30, 2004 is approximately $25.3 million.

       - $3,620,753 in cash; representing accrued interest on the 11% Notes and $100 per $1,000 in principal amount of the 11% Notes.

       - Warrants, which, under certain conditions, will allow the Company to purchase 997,621 shares of common stock at $.01 per share of Atlantic Holdings representing approximately 10% of the outstanding common stock of Atlantic Holdings, at July 22, 2004, on a fully diluted basis.

       After the exchange, Mr. Icahn and affiliates, including the Company, own approximately 77.5% of the stock of GBH, the sole shareholder of Atlantic Holdings, which owns and operates the Sands Hotel and Casino. Mr. Icahn and affiliates, including the Company, own approximately 96.5% of the debt of Atlantic Holdings. Mr. Icahn and his affiliates, other than the Company, own approximately 41.2% of the common stock of GBH and 55.9% of the debt of Atlantic Holdings. AREP owns approximately 36.3% of the common stock of GBH and 40.6% of the debt of Atlantic Holdings.

       This transaction is not expected to have a significant impact on the Company's consolidated financial statements.

7.     MARKETABLE EQUITY AND DEBT SECURITIES

       In December 2003, the Company acquired approximately $86.9 million principal amount of corporate debt securities for approximately $45.1 million. These securities were classified as available for sale securities. In the six months ended June 30, 2004, the Company sold the debt securities for approximately $82.3 million recognizing a gain of $8.3 million and $37.2 million in the three and six months ended June 30, 2004, respectively.

8.     OTHER INVESTMENTS

       a. In April, 2004, the Company purchased approximately $63.5 million principal amount of secured bank debt of a bankrupt company for a purchase price of approximately $54.7 million. At June 30, 2004, the Company had entered into a trade confirmation to purchase an additional $21 million principal amount of secured bank debt of the same company for approximately $14.7 million and had entered into trade confirmations to purchase other secured bank debt in the principal amount of approximately $76 million for approximately $45.2 million. At June 30, 2004, the Company reflected its purchase liability of approximately $59.9 million in "Liability for purchased securities" on the Consolidated Balance Sheets.

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

       On April 30, 2004, the Company received approximately $16.2 million for the prepayment of a mezzanine loan. The principal amount of the loan was $11 million. The prepayment included approximately $5.2 million of accrued interest which was recognized as interest income in the three and six months ended June 30, 2004.

       At June 30, 2004, the Company had one outstanding mezzanine loan in the principal amount of $16.3 million. The Company has deferred recognition of approximately $11 million of accrued interest income for financial statement purposes in connection with this loan. The loan and accrued interest were repaid in the third quarter of 2004. In accordance with the Company's accounting policy, interest income on this loan will be recognized in the three and nine months ended September 30, 2004.

       c. At June 30, 2004, the Company had one second mortgage loan in the principal amount of $7 million which bears interest at 20% per annum, payable monthly.

9.     SENIOR SECURED NOTES PAYABLE

       In January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds were held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Boulder. Upon satisfaction of all closing conditions on May 26, 2004, the proceeds of the offering were released from escrow. American Casino used the proceeds of the offering for the acquisition of Arizona Charlie's Decatur and Boulder, to repay intercompany indebtedness and for distributions to AREH. The notes are recourse only to, and will be secured by a lien on the assets of, American Casino and certain of its subsidiaries. The notes restrict the ability of American Casino and its restricted subsidiaries subject to certain exceptions, to: incur additional debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer, lease or sell assets. The notes were issued in an offering not registered under the Securities Act of 1933. At the time American Casino issued the notes, it entered into a registration rights agreement in which it agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. If the registration statement is not declared effective by the SEC on or prior to December 2, 2004 or if American Casino fails to consummate an exchange offer in which it issues notes registered under the Securities Act of 1933 for the privately issued notes within 30 business days after December 2, 2004, then American Casino will pay, as liquidated damages, $.05 per week per $1,000 principal amount for the first 90 day period following such failure, increasing by an additional $.05 per week of $1,000 principal amount for each subsequent 90 period, until all failures are cured.

10.    SENIOR UNSECURED NOTES PAYABLE

       On May 12, 2004, AREP closed on its offering of senior notes due 2012. The notes, in the aggregate principal amount of $353 million, were priced at 99.266%. The notes will have a fixed annual interest rate of 8 1/8%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The notes will mature on June 1, 2012. AREH is a guarantor of the debt; however, no other subsidiaries guarantee payment on the notes. AREP intends to use the proceeds of this offering for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in our existing lines of business or other businesses and to provide additional capital to grow our existing businesses. The notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things; incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates. The notes were issued in an offering not registered under the Securities Act of 1933. At the time we issued the notes, we entered into a registration rights agreement in which we agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. If the registration statement is not declared effective by the SEC on or prior to November 18, 2004 or if we fail to consummate an exchange offer in which we issue notes registered under the Securities Act of 1933 for the privately issued notes within 30 business days after November 18, 2004, then we will pay, as liquidated damages, $.05 per week per $1,000 principal amount for the first 90 day period following such failure, increasing by an additional $.05 per week of $1,000 principal amount for each subsequent 90 period, until all failures are cured.

11.    PREFERRED UNITS

       Pursuant to the terms of the Preferred Units, on February 25, 2004, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2004 to holders of record as of March 12, 2004. A total of 489,657 additional Preferred Units were issued. At June 30, 2004, 10,286,264 Preferred Units are issued and outstanding. In February 2004, the number of authorized Preferred Units were increased to 10,400,000.

       The Preferred Units have certain rights and designations, generally as follows: each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31, of each year (each, a "Payment Date"). On any Payment Date, the Company, with the approval of the Audit Committee of the Board of Directors of the General Partner, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption.

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

12.    EARNINGS PER SHARE

       Basic earnings per share are based on earnings which is net of the preferred pay-in-kind distribution to Preferred Unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding.

       Diluted earnings per share is based on earnings before the preferred pay-in-kind distribution as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased by 5,839,749 and 6,120,384 in the three and six months ended June 30, 2004, respectively, to reflect the potential conversion of preferred units. There was no increase in the number of limited partnership units used in the calculation of diluted income per limited partnership unit for the three and six months ended June 30, 2003 as such increase would be anti-dilutive.

Net Income Per Unit

       Basic net income per American Real Estate Partners, L.P. Unit is derived by dividing net income by the basic weighted average number of American Real Estate Partners, L.P. Units outstanding for each period. Diluted earnings per American Real Estate Partners, L.P. Unit is derived by adjusting net income for the assumed dilutive effect of the redemption of the Preferred LP Units ("Diluted Earnings") and dividing diluted earnings by the diluted weighted average number of American Real Estate Partners, L.P. Units outstanding for each period.


                                      In $000's (Except per share data)

                                                        Three Months Ended             Six Months Ended
                                                            June 30,                       June 30,
                                                   --------------------------   ---------------------------

                                                       2004           2003          2004            2003
                                                   -----------    -----------   ------------    -----------
Attributable to Limited Partners:                                   (Restated)                    (Restated)
Basic-income(loss) from continuing operations      $    29,112    $    (8,682)  $     77,520    $      (344)

     Add Preferred LP Unit dividend                      1,225             --          2,450             --
                                                   -----------    -----------   ------------    -----------

Income before discontinued operations                   30,337         (8,682)        79,970           (344)

Income from discontinued operations                     49,942          3,831         59,142          5,768
                                                   -----------    -----------   ------------    -----------

Diluted earnings per LP Unit                       $    80,279    $    (4,851)  $    139,112    $     5,424
                                                   ===========    ===========   ============    ===========

Weighted average limited partnership units
  outstanding                                       46,098,284     46,098,284     46,098,284     46,098,284

Dilutive effect of redemption of Preferred LP
  Units                                              5,839,749             --      6,120,384             --
                                                   -----------    -----------   ------------    -----------

Weighted average limited partnership units and
  equivalent partnership units outstanding          51,938,033     46,098,284     52,218,668     46,098,284
                                                   ===========    ===========   ============    ===========

Basic earnings(loss):
     Income(loss) from continuing operations       $      0.63    $     (0.21)  $       1.68    $     (0.06)
     Income(loss) from discontinued operations            1.08           0.08           1.28           0.13
                                                   -----------    -----------   ------------    -----------
Basic earnings(loss) per LP unit                         $1.71          (0.13)  $       2.96    $      0.07
                                                   ===========    ===========   ============    ===========

Diluted earnings(loss):
     Income(loss) from continuing operations       $      0.58    $     (0.21)  $       1.53    $     (0.06)
     Income(loss) from discontinued operations            0.96           0.08           1.13           0.13
                                                   -----------    -----------   ------------    -----------
Basic earnings(loss) per LP unit                   $      1.54          (0.13)  $       2.66    $      0.07
                                                   ===========    ===========   ============    ===========




13.    COMPREHENSIVE INCOME

       The components of comprehensive income include net income and certain other amounts reported directly in equity.

       Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows (in $000's):

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                              ----------------------
                                                                                2004         2003
                                                                              --------    ----------
                                                                                          (RESTATED)

Net income.................................................................   $ 81,786    $   (2,787)
Net unrealized gains on securities available for sale......................     (7,084)        1,177
Reversal of unrealized (losses) gains on marketable securities sold........     (1,525)           --
                                                                              --------    ----------
Comprehensive income.......................................................   $ 73,177    $   (1,610)
                                                                              ========    ==========

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              ----------------------
                                                                                2004         2003
                                                                              --------    ----------
                                                                                          (RESTATED)
Net income.................................................................   $144,806    $   11,605
Net unrealized gains on securities available for sale......................        349         2,342
Reversal of unrealized (losses) gains on marketable securities sold........     (6,425)          761
                                                                              --------    ----------
Comprehensive income.......................................................   $138,730    $   14,708
                                                                              ========    ==========

14.    SEGMENT REPORTING

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

       The revenues and net earnings for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2004 and 2003 (in $000's):

                                                                                            THREE MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          ----------------------
                                                                                            2004         2003
                                                                                          --------    ----------
                                                                                                      (RESTATED)
Revenues:
     Hotel and casino operating income..................................................  $ 73,145    $   65,467
     Land, house and condominium sales..................................................    12,443         1,551
     Rental real estate.................................................................     4,452         5,751
     Hotel and resort operating income..................................................     3,439         4,525
     Oil and gas operating properties...................................................    11,079         8,707
     Other investments..................................................................    11,453         1,407
                                                                                          --------    ----------
             Subtotal...................................................................   116,011        87,408
Reconciling items--primarily interest income on U.S. Government obligations.............     1,890         3,237
                                                                                          --------    ----------
             Total revenues.............................................................  $117,901    $   90,645
                                                                                          ========    ==========
Net earnings (loss):
     Segment earnings:

         Hotel and casino operating properties..........................................  $ 17,261    $   10,907
         Land, house and condominium development........................................     4,738           653
         Rental real estate.............................................................     3,101         4,609
         Hotel and resort operating properties..........................................       567         1,448
         Oil and gas operating properties...............................................    11,079         8,707
         Other investments..............................................................    11,453         1,407
                                                                                          --------    ----------
             Total segment earnings.....................................................    48,199        27,731
Gain on sale of marketable equity securities............................................     8,310            --
Income from discontinued operations.....................................................    50,956         3,909
Other expenses, net.....................................................................   (25,679)      (34,427)
General partner's share of net income...................................................    (2,732)       (2,064)
                                                                                          --------    ----------
             Net earnings limited partner unitholders...................................  $ 79,054    $   (4,851)
                                                                                          ========    ==========

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          ----------------------
                                                                                            2004        2003
                                                                                          --------    ----------
                                                                                                      (RESTATED)
Revenues:
     Hotel and casino operating income..................................................  $147,806    $  130,340
     Land, house and condominium sales..................................................    17,457         6,411
     Rental real estate.................................................................    10,549        11,462
     Hotel and resort operating income..................................................     5,543         6,597
     Oil and gas operating properties...................................................    21,602        19,330
     Other investments..................................................................    16,013         3,305
                                                                                          --------    ----------
             Subtotal...................................................................   218,970       177,445
Reconciling items--primarily interest income on U.S. Government obligations..............    3,053         6,800
                                                                                          --------    ----------
             Total revenues.............................................................  $222,023    $  184,245
                                                                                          ========    ==========
Net earnings (loss):
     Segment earnings:
         Hotel and casino operating properties..........................................  $ 37,675    $   22,289
         Land, house and condominium development........................................     6,394         1,410
         Rental real estate.............................................................     8,014         9,326
         Hotel and resort operating properties..........................................       574         1,255
         Oil and gas operating properties...............................................    21,602        19,330
         Other investments..............................................................    16,013         3,305
                                                                                          --------    ----------
             Total segment earnings.....................................................    90,272        56,915
Gain on sale of marketable equity securities............................................    37,167            --
Gains on sales and disposition of real estate...........................................     5,821           866
Income from discontinued operations.....................................................    60,343         5,885
Other expenses, net.....................................................................   (48,797)      (52,061)
General partner's share of net income...................................................    (8,144)       (6,181)
                                                                                          --------    ----------
             Net earnings limited partner unitholders...................................  $136,662    $    5,424
                                                                                          ========    ==========

                                                                                            June 30,         December 31,
                                                                                              2004              2003
                                                                                            --------         ------------
                                                                                                              (Restated)

Assets:
    Rental real estate ...............................................................     $  214,946         $  340,062
    Hotel and casino operating property ..............................................        295,080            298,703
    Land and construction-in-progress ................................................         40,797             43,459
    Hotel and resort operating properties ............................................         34,689             41,526
    Other investments ................................................................        275,006            231,050
                                                                                           ----------         ----------
                                                                                              860,518            954,800
    Reconciling items ................................................................      1,340,506            697,220
                                                                                           ----------         ----------
        Total ........................................................................     $2,201,024         $1,652,020
                                                                                           ==========         ==========


15.    INCOME TAXES (in $000's)

Corporate income taxes

(i) The Company's corporations recorded the following income tax (expense) benefit attributable to continuing operations for American Casino and NEG for the three and six months ended June 30, 2004 and 2003 (in $000's):

                                                            Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                         -------------------------           ----------------------
                                                         2004                 2003           2004              2003
                                                         ----                 ----           ----              ----
                                                                           (Restated)                       (Restated)

      Current ....................................     $(1,085)           $  (216)           $(3,225)        $(2,318)
      Deferred ...................................      (2,003)            (2,951)           (6,032)          (4,741)
                                                       --------           --------          -------          -------
                                                       $(3,088)           $(3,167)          $(9,257)         $(7,059)
                                                       =======            =======           =======          =======

(ii) The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at June 30, 2004 and December 31, 2003 (in $000's):



                                                     June 30,       December 31,
                                                       2004            2003
                                                     --------       ------------
                                                                     (Restated)

Deferred tax assets:
    Depreciation ................................... $ 50,897         $ 40,191
    Net operating loss carryforwards ...............   26,824           30,942
    Investment in NEG Holding LLC ..................   17,792           18,845
    Other ..........................................    7,116            8,504
                                                     --------         --------
                                                      102,629           98,482
    Valuation allowance ............................  (15,875)         (15,875)
                                                     --------         --------
       Net deferred tax assets ..................... $ 86,754         $ 82,607
                                                     ========         ========



16.    SIGNIFICANT PROPERTY TRANSACTIONS

       Due to favorable real estate market conditions and the mature nature of the Company's real estate portfolio, AREP has solicited offers of its rental real estate portfolio. AREP intends to utilize proceeds from any asset sales to continue to invest in our core businesses, including real estate, gaming and entertainment and oil and gas. We may also seek opportunities in other sectors including industrial, manufacturing and insurance and asset management. In total, the Company is marketing for sale properties with a book value of approximately $198 million at June 30, 2004, including financing lease property ($98 million), operating lease property ($51 million) and property held for sale ($49 million), which are individually encumbered by mortgage debt which in the aggregate is approximately $84 million. There can be no assurance that offers satisfactory to AREP will be received and, if received, that the properties will ultimately be sold at prices acceptable to AREP.

       In the six months ended June 30, 2004, the Company sold seven financing lease properties for approximately $43.4 million. The properties were encumbered by mortgage debt of approximately $26.8 million which was repaid from the sales proceeds. The carrying value of these properties was approximately $37.6 million; therefore, the Company recognized a gain on sale of approximately $5.8 million in the six months ended June 30, 2004, which is included in income from continuing operations.

       In the six months ended June 30, 2004, the Company sold 25 operating properties for approximately $168 million. The properties were encumbered by mortgage debt of approximately $67 million which was repaid from the sales proceeds. The carrying value of these properties was approximately $113 million. The Company recognized a gain on sale of approximately $55 million in the six months ended June 30, 2004, which is included in income from discontinued operations.

       At June 30, 2004, the Company had 29 properties under contract or as to which letters of intent had been executed by potential purchasers, all of which contracts or letters of intent are subject to purchaser's due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $87.3 million but the properties are encumbered by aggregate mortgage debt of approximately $15.3 million which would have to be repaid out of the proceeds of the sales or assumed by the purchaser. At June 30, 2004, the carrying value of these properties is approximately $44 million. In 2003, net income from these properties totaled approximately $4.2 million; interest expense was approximately $1.2 million; and depreciation and amortization expense was approximately $1.1 million. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties, were reclassified to "Properties Held for Sale" and the related income and expense reclassified to "Income from Discontinued Operations."

       In conjunction with AREP's reinvestment program, in January 2004, the Company purchased a 34,422 square foot commercial condominium unit located in New York City for approximately $14.5 million. The unit contains a Citibank branch, a furniture store and a restaurant. AREP obtained mortgage financing of $10 million for this property in April 2004.

17.    SUBSEQUENT EVENTS

       a. In July 2004, AREP purchased two Vero Beach, Florida waterfront communities, Grand Harbor and Oak Harbor, including their respective golf courses, tennis complex, fitness center, beach club and clubhouses. The acquisition also included properties in various stages of development including land for future residential development, improved lots and finished residential units ready for sale. The purchase price was approximately $75 million. AREP plans to invest in the further development of these properties and the enhancement of the existing infrastructure.

       b. In July 2004, the Company sold eight properties for approximately $9.7 million. The carrying value of the properties was approximately $3.9 million; therefore, the Company will recognize a gain with respect to these properties of approximately $5.8 million in discontinued operations in the three and nine months ended September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67.

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

      In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis.

      In October 2003, the Company acquired certain debt and equity securities of National Energy Group, Inc. ("NEG") from entities affiliated with Mr. Icahn and purchased additional NEG common stock in the open market. As a result of the foregoing acquisitions, AREP beneficially owns in excess of 50% of the outstanding common stock of NEG. AREP consolidates NEG in its financial statements and prior period financial statements have been restated to include the accounts of NEG. Earnings prior to the acquisition have been allocated to the General Partner.

      In May 2004, American Casino, an indirect wholly-owned subsidiary of AREP, acquired Arizona Charlie's Decatur and Arizona Charlie's Boulder, two Las Vegas hotel/casinos, from Mr. Icahn and an affiliate. The Company's June 30, 2004, Consolidated Financial Statements include the accounts of Arizona Charlie's Decatur and Arizona Charlie's Boulder and prior period financial statements have been restated to include the accounts of Arizona Charlie's Decatur and Arizona Charlie's Boulder. Earnings prior to the acquisition have been allocated to the General Partner.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

       Gross revenues increased by $27.3 million, or 30.1%, during the three months ended June 30, 2004 as compared to the same period in 2003. This increase reflects increases of $10.9 million in land, house and condominium sales, $8.5 million in hotel and casino operating income, $7.3 million in interest income on U.S. government and agency obligations and other investments, $1.5 million in accretion of investment in NEG Holding LLC, $1.4 million in dividend and other income and $0.9 million in NEG management fees partially offset by decreases of $1.1 million in hotel and resort operating income, $.9 million in equity in earnings of GB Holdings, $0.8 million in interest income on financing leases and $0.4 million in rental income. The increase in land, house and condominium sales is primarily due to an increase in the number of units sold. The increase in hotel and casino operating income is primarily due to an increase in casino, hotel and food and beverage revenues. The increase in interest income on U.S. government and agency obligations and other investments is primarily due to the repayment of a mezzanine loan and increased interest income from other investments. Hotel and resort operating income decreased primarily due to the deferral of certain membership initiation fees.

       Expenses increased by $17.0 million, or 22.6%, during the three months ended June 30, 2004 as compared to the same period in 2003. This increase reflects increases of $6.8 million in cost of land, house and condominium sales, $5.9 million in interest expense, $1.7 million in depreciation and amortization, $1.3 million in hotel and casino operating expenses, $1.2 million in general and administrative expenses, and $0.2 million in property expenses partially offset by a decrease of $0.1 million in hotel and resort operating expenses. The increase in the cost of land, house and condominium sales is primarily attributable to increased sales as discussed above. The increase in interest expense is primarily attributable to the increased interest expense on the senior notes issued by American Casino in January 2004 and by the Company in May 2004 and the preferred limited partnership units. The increase in depreciation and amortization is primarily due to increased depreciation and amortization of American Casino. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. The increase in general and administrative expenses is primarily attributable to expenses incurred in connection with the increase in NEG management fees.

       Operating income increased during the three months ended June 30, 2004 by $10.3 million as compared to the same period in 2003 as detailed above.

       Earnings from land, house and condominium operations increased in the three months ended June 30, 2004 compared to the same period in 2003 due to an increase in the number of units sold. Based on current information, sales are expected to increase moderately during the remainder of 2004 as compared to 2003. However, municipal approval of land inventory or the purchase of approved land is required to continue this upward trend into 2005 and beyond.

       Earnings from hotel, casino and resort properties increased during the three months ended June 30, 2004 due to increased revenues throughout the property.

       There were no significant gains or losses on property transactions from continuing operations in the three months ended June 30, 2004 or 2003.

       A gain on sale of marketable equity securities of $8.3 million was recorded in the three months ended June 30, 2004. There were no such gains in the comparable period of 2003.

       A write-down of other investments of $18.8 million was recorded in the three months ended June 30, 2003. There was no such write-down in 2004.

       Income from continuing operations before income taxes increased by $37.4 million in the three months ended June 30, 2004 as compared to the same period in 2003 as detailed above.

       Income tax expense of $3.1 million was recorded in the three months ended June 30, 2004 as compared to $3.2 million in 2003. Income tax expense was recorded by our corporate subsidiaries NEG and American Casino.

       Income from continuing operations increased by $37.5 million in the three months ended June 30, 2004 as compared to the same period in 2003 as detailed above.

       Income from discontinued operations increased by $47.0 million in the three months ended June 30, 2004 as compared to the same period in 2003 due to gains on property dispositions.

       Net earnings for the three months ended June 30, 2004 increased by $84.5 million as compared to the three months ended June 30, 2003, primarily due to increased income from discontinued operations ($47.1 million), a write-down of other investments in 2003 ($18.8 million), a gain on sale of marketable debt securities ($8.3 million), increased net hotel and casino operating income ($7.2 million), and increased net income from land, house and condominium operations ($4.1 million).

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

       Gross revenues increased by $37.8 million, or 20.5%, during the six months ended June 30, 2004 as compared to the same period in 2003. This increase reflects increases of $17.8 million on hotel and casino operating revenues,

$11.0 million in land, house and condominium sales, $7.6 million in interest income on U.S. government and agency obligations, $1.6 million in NEG management fees, $1.4 million in dividend and other income, $.7 million in accretion of investment in NEG Holding LLC and $.4 million in rental income partially offset by decreases of $1.3 million in interest income on financing leases, $1.1 million in hotel and resort operating income and $.3 million in equity in earnings of GB Holdings. The increase in hotel and casino operating income is primarily due to an increase in casino, hotel, and food and beverage revenues. The increase in land, house and condominium sales is primarily due to sales of higher priced units. The increase in interest income on U.S. government and agency obligations is primarily due to the repayment of a mezzanine loan and increased interest income from other investments. The increase in NEG management fees is primarily due to management fees received from the Trans Texas Gas Corporation.

       Expenses increased by $18.9 million, or 12.4%, during the six months ended June 30, 2004, as compared to the same period in 2003. This increase reflects increases of $6.1 million in cost of land, house and condominium sales, $5.6 million in interest expense, $2.9 million in depreciation and amortization, $2.2 million in general and administrative expenses, $2.1 million hotel and casino operating expenses and $.4 million in property expenses partially offset by a decrease of $.4 million in hotel and resort operating expenses. The increase in the cost of land, house and condominium sales is primarily attributable to increased sales, as discussed above. The increase in interest expense is primarily attributable to the increased interest expense on the senior notes payable and preferred limited partnership units. The increase in depreciation and amortization is primarily due to increased depreciation and amortization with respect to American Casino. The increase in general and administrative expenses is primarily attributable to expenses incurred in connection with the increase in NEG management fees. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues.

       Operating income increased during the six months ended June 30, 2004 by $18.9 million as compared to the same period in 2003, as detailed above.

       Earnings from land, house and condominium operations increased in the six months ended June 30, 2004 compared to the same period in 2003 due to sales of higher priced units. Based on current information, sales are expected to increase moderately during the remainder of 2004 as compared to 2003. However, municipal approval of land inventory or the purchase of approved land is required to continue this upward trend into 2005 and beyond.

       Earnings from hotel, casino and resort properties increased during the six months ended June 30, 2004 due to increased revenues throughout the property.

       Gain on property transactions from continuing operations increased by $4.9 million during the six months ended June 30, 2004 as compared to the same period in 2003.

       A provision for loss on real estate of $0.2 million was recorded in the six months ended June 30, 2003. No such provision was recorded in 2004.

       A gain on sale of marketable equity securities of $37.2 million was recorded in the six months ended June 30, 2004. There were no such gains in the comparable period of 2003.

       A write-down of other investments of $18.8 million was recorded in the six months ended June 30, 2003. There was no such write-down in 2004.

       A write-down of equity securities available for sale of $0.9 million was recorded in the six months ended June 30, 2003. There was no such write-down in 2004.

       Income from continuing operations before income taxes increased by $80.9 million in the six months ended June 30, 2004 as compared to the same period in 2003, as detailed above.

       Income tax expense of $9.3 million was recorded in the six months ended June 30, 2004 as compared to $7.1 million in 2003. Income tax expense was recorded by our corporate subsidiaries NEG and American Casino.

       Income from continuing operations increased by $78.7 million in the six months ended June 30, 2004 as compared to the same period in 2003, as detailed above.

       Income from discontinued operations increased by $54.5 million in the six months ended June 30, 2004 as compared to the same period in 2003 due to gains on property dispositions.

       Net earnings for the six months ended June 30, 2004 increased by $133.2 million as compared to the six months ended June 30, 2003, primarily due to increased income from discontinued operations ($54.5 million), gain on marketable equity securities ($37.2 million), a write-down of other investments in 2003 ($18.8 million), increased net hotel and casino operating income ($15.4 million) and increased gain on property dispositions from continuing operations ($4.9 million).

CAPITAL RESOURCES AND LIQUIDITY

       Net cash provided by operating activities was $52.2 million for the six months ended June 30, 2004 as compared to $5.0 million used in operating activities in the comparable period of 2003. This increase was primarily due to a repayment of accounts payable and accrued expenses in 2003, ($34.4 million), an increase in hotel and casino operations ($15.4 million), increased interest income ($7.6 million), an increase in land, house and condominium operations ($5.0 million) partially offset by an increase in interest expense ($5.6 million), an increase in receivables and other assets ($3.6 million), and an increase in cash flow from other operations ($1.0 million).

       The following table reflects our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due (in $ millions):

                                                        LESS
                                                        THAN        1-3         4-5        AFTER
                                                       1 YEAR      YEARS       YEARS      5 YEARS     TOTAL(1)
                                                       -------    -------     -------     --------    --------
Mortgages payable...............................       $   4.4    $  10.1     $  34.5     $  45.2     $   94.2
Purchase of debt securities ....................          59.9         --          --          --         59.9
Property acquisition............................          75.0         --          --          --         75.0
Senior secured notes payable....................            --         --          --       215.0        215.0
Senior unsecured notes payable..................            --         --          --       353.0        353.0
Construction and development obligations........          30.0         --          --          --         30.0
                                                       -------    -------     -------     --------    --------
     Total......................................       $ 169.3    $  10.1     $  34.5     $ 613.2     $  827.1
                                                       =======    =======     =======     ========    ========

       ----------------------
(1) In addition, see Note 11 for preferred limited partnership redemption.

       On May 26, 2004, American Casino, an indirect wholly-owned subsidiary of the Company, completed the acquisition of two Las Vegas casino/hotels, Arizona Charlie's Decatur and Arizona Charlie's Boulder, from Carl C. Icahn and an entity affiliated with Icahn, for aggregate consideration of $125.9 million. The terms of the transaction were approved by the Audit Committee. AREH transferred 100% of the common stock of Stratosphere to American Casino. As a result, American Casino owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area.

       In January 2004, American Casino closed on its offering of senior secured notes due 2012. The notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds were held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie's Decatur and Boulder. Upon satisfaction of all closing conditions, the proceeds of the offering were released from escrow. American Casino used the proceeds for the acquisition and to repay intercompany indebtedness and for distributions to AREH.

       On May 12, 2004, AREP closed on its offering of senior notes due 2012. The notes in the aggregate of $353 million bear interest at the rate of 8.125% per annum. AREP intends to use the proceeds for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in our existing lines of business or other businesses and to provide additional capital to grow our existing businesses.

       At June 30, 2004, we had 29 properties under contract or as to which letters of intent had been executed by the potential purchaser, all of which contracts or letters of intent are subject to purchaser's due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $87.3 million but the properties are encumbered by aggregate mortgage debt of approximately $15.3 million which would have to be repaid out of the proceeds of the sales or would be assumed by purchasers.

       On March 15, 2004, we announced that no distributions on our depositary units are expected to be made in 2004. We continue to believe that we should continue to hold and invest, rather than distribute, cash. We intend to continue to apply available cash flow toward our operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures.

       The types of assets we are pursuing, including assets that may not be readily financeable or generate positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring, require significant capital investment or require us to maintain a strong capital base in order to own, develop and reposition these assets.

       Net proceeds from the sale or disposal of portfolio properties totaled approximately $118.1 million in the six months ended June 30, 2004. During the comparable period of 2003, sales proceeds totaled approximately $6.8 million. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

       Capital expenditures for real estate, and hotel, casino and resort operations were approximately $11.6 million and $4.8 million during the six months ended June 30, 2004 and 2003, respectively. In 2004, capital expenditures are currently expected to be approximately $20 million. In the six months ended June 30, 2004, we acquired a property for approximately $14.6 million.

       During the six months ended June 30, 2004 and 2003, approximately $3.0 million and $7.3 million, respectively, of mortgage principal payments were repaid. These amounts do not include mortgage debt repaid in connection with sales of real estate.

       Our cash and cash equivalents and investment in U.S. government and agency obligations increased by $631.2 million during the six months ended June 30, 2004 primarily due to proceeds from the issuance of our 8.125% senior notes due 2012 and by American Casino's 7.85% senior secured notes due 2012 ($565.4 million), property sales proceeds ($118.1 million), proceeds from the sale of marketable equity and debt securities ($86.5 million), cash provided by operations ($52.2 million), repayment of mezzanine loans ($25.9 million), proceeds from mortgages payable ($10.0 million), and guaranteed payment from NEG Holdings ($8.0 million) partially offset by the purchase of Arizona Charlies ($125.9 million), purchase of debt securities ($54.8 million), repayment of affiliate debt ($25.0 million), rental real estate acquisitions ($14.6 million), capital expenditures ($11.6 million) and miscellaneous other items ($3.0 million).

OFF BALANCE SHEET ARRANGEMENTS

       We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the consolidated financial statements.

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

     COMPETITION FOR ACQUISITIONS COULD ADVERSELY AFFECT US AND NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED.

       We seek to acquire investments that are undervalued. Acquisition opportunities in the real estate market for value-added investors have become competitive to source and the increased competition may negatively affect the spreads and the ability to find quality assets that provide returns that we seek. These investments may not be readily financeable and may not generate immediate positive cash flow for us. There can be no assurance that any asset we acquire, whether in the real estate sector or otherwise, will increase in value or generate positive cash flow.

     WE MAY NOT BE ABLE TO SELL OUR RENTAL PROPERTIES, WHICH WOULD REDUCE CASH AVAILABLE FOR OTHER PURPOSES.

       We are currently marketing for sale properties with a book value aggregating approximately $198 million at June 30, 2004, which are encumbered by mortgage debt which, in the aggregate, totals approximately $84 million. We may not be successful in obtaining purchase offers at acceptable prices and sales may not be consummated. If we do not sell this real estate, we will not pay off the mortgages associated with these properties which would reduce the amount we could borrow for other purposes. Many of our properties are net-leased to single corporate tenants, it may be difficult to sell those properties that existing tenants decline to re-let. Our attempt to market the real estate portfolio may not be successful. Even if our efforts are successful, we cannot be certain that the proceeds from the sales can be used to acquire businesses and investments at prices or at projected returns which are deemed favorable.

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

       The sale of alcoholic beverages at our Nevada properties is subject to licensing and regulation by the City of Las Vegas and Clark County, Nevada. The City of Las Vegas and Clark County have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action may, and revocation would, reduce the number of visitors to our Nevada casinos to the extent the availability of alcoholic beverages is important to them. Changes in ownership arising from the acquisition by American Casino of the Arizona Charlie's casinos will require the approval of the City of Las Vegas and Clark County, Nevada in order for the applicable alcoholic beverage license to remain in effect. The acquisition may not receive the required approvals. If our alcohol licenses become in any way impaired, it would reduce the number of visitors. Any reduction in our number of visitors will reduce our revenue and cash flow.

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

                         RISKS RELATING TO OUR STRUCTURE

     OUR GENERAL PARTNER AND ITS CONTROL PERSON COULD EXERCISE THEIR INFLUENCE OVER US TO YOUR DETRIMENT.

       Mr. Icahn, through affiliates, currently owns 100% of API, our general partner, and approximately 86.5% of our outstanding depositary units and preferred units and, as a result, has and will have the ability to influence many aspects of our operations and affairs. API also is the general partner of AREH. In addition, an affiliate of Mr. Icahn owns a 50% interest and is the managing member of NEG Holding LLC. The other 50% interest is owned by National Energy Group, Inc., of which we own a majority of the common stock. Mr. Icahn and affiliates, including AREP, own approximately 77.5% of the stock of GB Holdings, Inc., the sole shareholder of Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, which owns and operates the Sands Hotel and Casino. Mr. Icahn and affiliates, including AREP, own approximately 96.5% of the debt of Atlantic Holdings. Mr. Icahn and his affiliates, other than AREP, own approximately 41.2% of the common stock of GB Holdings and 55.9% of the debt of Atlantic Holdings. AREP owns approximately 36.3% of the common stock of GB Holdings and 40.6% of the debt of Atlantic Holdings. We may invest in entities in which Mr. Icahn also invests or purchase investments from him or his affiliates. Although API has never received fees in connection with our investments, our partnership agreement allows for the payment of these fees. Mr. Icahn may pursue other business opportunities in the real estate or other industries in which we compete and there is no requirement that any additional business opportunities be presented to us.

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

     WE MAY BE SUBJECT TO THE PENSION LIABILITIES OF OUR AFFILIATES.

       Mr. Icahn, through certain affiliates, currently owns 100% of API and approximately 86.5% of our outstanding depositary units and preferred units. Applicable pension and tax laws make each member of a "controlled group" of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       We invest in U.S. government and agency obligations which are subject to interest rate risk. As interest rates fluctuate, we will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at June 30, 2004, would decline by approximately $200,000.

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

ITEM 4. CONTROLS AND PROCEDURES

       a. As of June 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation and our subsidiaries' disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

       b. During the three months ended June 30, 2004, no change in our internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 6.

(a)    Exhibits filed as part of this Report

3.6        Certificate of Incorporation of American Real Estate Finance Corp.
           (incorporated by reference to American Real Estate Partners, L.P.'s
           Exhibit 3.6 to Form S-4 (SEC File No. 333-118021), filed on August 6,
           2004).

3.7 By-Laws of American Real Estate Finance Corp. (incorporated by reference to American Real Estate Partners, L.P.'s Exhibit 3.7 to Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).


4.8 Indenture, dated as of May 12, 2004, among American Real Estate Partners, L.P., American Real Estate Finance Corp., American Real Estate Holdings Limited Partnership, the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee ("Trustee"). (incorporated by reference to American Real Estate Partners, L.P.'s
           Exhibit 4.1 to Form S-4 (SEC File No. 333-118021), filed on August 6,
           2004).


4.9 Form of 8 1/8% Senior Notes due 2012 of American Real Estate Partners, L.P. and American Real Estate Finance Corp. (incorporated by reference to American Real Estate Partners, L.P.'s Exhibit 4.2 to Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).


4.10 Form of 7.85% Senior Secured Note due 2012 of American Casino & Entertainment Properties LLC and American Casino & Entertainment Properties Finance Corp.

4.11 Registration Rights Agreement, dated as of May 12, 2004, by and among American Real Estate Partners, L.P., American Real Estate Finance Corp., American Real Estate Holdings Limited Partnership and Bear, Stearns & Co. Inc. (incorporated by reference to American Real Estate Partners, L.P.'s Exhibit 4.3 to Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).


31.1 Certification of Chief Executive Officer-pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer-pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer-pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer-pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

       We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

(1) A report filed April 6, 2004, which included, under Item 4 and Item 7, a letter from KPMG, dated April 6, 2004, in accordance with Item 304(a)(3) of Regulation S-K.

(2) A report filed April 27, 2004, which included, under Item 5 and Item 7, our press release announcing an offering of senior notes.

(3) A report filed April 28, 2004, which included, under Item 4, a change in our certifying accountant.

(4) A report filed May 7, 2004, which included, under Item 5 and Item 7, our press release announcing the pricing of debt offering.

(5) A report filed May 27, 2004, which included, under Item 5 and Item 7, a press release announcing American Casino & Entertainment Properties closing on acquisition of Arizona Charlie's Casinos in Las Vegas.

       We did furnish the following information required to be furnished under
Item 9 or Item 12 during the quarter ended June 30, 2004:

(1)    A report filed April 23, 2004, which included, under Item 9 and Item 12,
       (a) a press release issued by American Casino & Entertainment Properties, LLP announcing its 2003 fall year and estimated 2004 first quarter results, (b) ACEP's 2003 audited combined financial statements, and (c) ACEP's 2003 Management Discussion and Analysis of Results of Operations and Financial Condition.

(2) A report filed May 11, 2004, which included, under Item 12, a press release announcing our first quarter results.

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

                               AMERICAN REAL ESTATE PARTNERS, L.P.
                               By: American Property Investors, Inc., the
                               general partner of American Real Estate Partners, L.P.

                                             /s/ JOHN P. SALDARELLI
                               -------------------------------------------------
                                               JOHN P. SALDARELLI
                                       TREASURER, CHIEF FINANCIAL OFFICER
                                        AND PRINCIPAL ACCOUNTING OFFICER

Date: August 9, 2004

                                  EXHIBIT INDEX

3.6        Certificate of Incorporation of American Real Estate Finance Corp.
           (incorporated by reference to American Real Estate Partners, L.P.'s
           Exhibit 3.6 to Form S-4 (SEC File No. 333-118021), filed on August 6,
           2004).


3.7 By-Laws of American Real Estate Finance Corp. (incorporated by reference to American Real Estate Partners, L.P.'s Exhibit 3.7 to Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).


4.8 Indenture, dated as of May 12, 2004, among American Real Estate Partners, L.P., American Real Estate Finance Corp., American Real Estate Holdings Limited Partnership, the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee ("Trustee"). (incorporated by reference to American Real Estate Partners, L.P.'s
           Exhibit 4.1 to Form S-4 (SEC File No. 333-118021), filed on August 6,
           2004).


4.9 Form of 8 1/8% Senior Notes due 2012 of American Real Estate Partners, L.P. and American Real Estate Finance Corp. (incorporated by reference to American Real Estate Partners, L.P.'s Exhibit 4.2 to Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).


4.10 Form of 7.85% Senior Secured Note due 2012 of American Casino & Entertainment Properties LLC and American Casino & Entertainment Properties Finance Corp.

4.11 Registration Rights Agreement, dated as of May 12, 2004, by and among American Real Estate Partners, L.P., American Real Estate Finance Corp., American Real Estate Holdings Limited Partnership and Bear, Stearns & Co. Inc. (incorporated by reference to American Real Estate Partners, L.P.'s Exhibit 4.3 to Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).


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