Form 10-Q
period 2004-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2004-11-09
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9516

American Real Estate Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3398766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Bedford Road, Mt. Kisco, NY (Address of principal executive offices)	10549 (Zip Code)

(Registrant’s telephone number, including area code)

(914) 242-7700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

AMERICAN REAL ESTATE PARTNERS, L.P.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

      The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In $000’s, except for unit and
	per unit data)
ASSETS
Real estate leased to others:
Accounted for under the financing method	$97,241	$137,356
Accounted for under the operating method, net of accumulated depreciation	64,216	76,443
Properties held for sale	44,768	128,813
Investment in U.S. Government and Agency obligations	118,153	61,573
Cash and cash equivalents	1,010,407	500,593
Marketable equity and debt securities	26,657	80,522
Other investments	246,277	50,328
Investment in NEG Holding LLC	86,413	69,346
Equity interest in GB Holdings, Inc. (Sands Hotel and Casino)	27,848	30,854
Hotel, casino and resort operating properties net of accumulated depreciation:
American Casino & Entertainment Properties LLC	293,299	298,703
Hotel and resorts	50,502	41,526
Land and construction-in-progress	105,715	43,459
Deferred tax asset	82,334	77,874
Receivables and other assets	61,059	49,216

Total	$2,314,889	$1,646,606

CONSOLIDATED BALANCE SHEETS — (Continued)

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In $000’s, except for unit and
	per unit data)

LIABILITIES AND PARTNERS’ EQUITY
Mortgages payable:
Real estate leased to others	$78,034	$98,128
Properties held for sale	15,001	82,861

	93,035	180,989
Senior secured notes payable	215,000	—
Senior unsecured notes payable — net of unamortized discount of $2,486	350,514	—
Liability for purchased securities	127,091	—
Credit facilities due affiliates	—	25,000
Accounts payable, accrued expenses and other liabilities	92,958	68,754
Preferred limited partnership units:
Preferred units, $10 liquidation preference, 5% cumulative pay-in-kind redeemable; 10,400,000 authorized; 10,286,264 and 9,796,607 issued and outstanding as of September 30, 2004 and December 31, 2003	105,445	101,649

	984,043	376,392

Commitments and contingencies (Notes 2 and 3)
Limited partners:
Depositary units; 47,850,000 authorized; 47,235,484 outstanding	1,345,173	1,184,870
General partner	(2,406)	97,265
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)

Partners’ equity	1,330,846	1,270,214

Total	$2,314,889	$1,646,606

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	September 30,

	2004	2003

		(Restated)

	(Unaudited)
	(In $000’s, except for unit and
	per unit data)
Revenues:
Hotel and casino operating income	$75,139	$66,957
Land, house and condominium sales	3,046	4,346
Interest income on financing leases	2,253	3,260
Interest income on U.S. Government and Agency obligations and other investments	18,217	4,314
Rental income	2,344	2,113
Hotel and resort operating income	7,211	5,331
Accretion of investment in NEG Holding LLC	8,932	7,222
NEG management fee	2,641	1,817
Dividend and other income	316	463
Equity in losses of GB Holdings, Inc.	(614)	(428)

	119,485	95,395

Expenses:
Hotel and casino operating expenses	59,128	55,099
Cost of land, house and condominium sales	2,218	2,860
Hotel and resort operating expenses	5,135	3,456
Interest expense	14,668	6,859
Depreciation and amortization	7,284	6,140
General and administrative expenses	5,149	3,375
Property expenses	1,905	1,215

	95,487	79,004

Operating income	23,998	16,391
Other gains and (losses):
Gain on sales of marketable debt securities	—	2,168
(Loss) gain on sales and disposition of real estate	(10)	501

Income from continuing operations before income taxes	23,988	19,060
Income tax expense	(3,637)	(3,577)

Income from continuing operations	20,351	15,483

Discontinued operations:
Income from discontinued operations	1,325	2,040
Gain on sales and disposition of real estate	9,347	1,430

Income from discontinued operations	10,672	3,470

Net earnings	$31,023	$18,953

Net earnings attributable to (Note 12):
Limited partners	$30,406	$14,861
General partner	617	4,092

	$31,023	$18,953

Net earnings per limited partnership unit:
Basic earnings:
Income from continuing operations	$0.43	$0.25
Income from discontinued operations	0.23	0.07

Basic earnings per LP unit	$0.66	$0.32

Weighted average limited partnership units outstanding	46,098,284	46,098,284

Diluted earnings:
Income from continuing operations	$0.41	$0.23
Income from discontinued operations	0.20	0.06

Diluted earnings per LP unit	$0.61	$0.29

Weighted average limited partnership units and equivalent partnership units outstanding	51,138,907	55,644,613

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF EARNINGS

	Nine Months Ended
	September 30,

	2004	2003

		(Restated)

	(Unaudited)
	(In $000’s, except for unit
	and per unit data)
Revenues:
Hotel and casino operating income	$223,508	$197,510
Land, house and condominium sales	20,503	10,757
Interest income on financing leases	7,679	10,019
Interest income on U.S. Government and Agency obligations and other investments	34,198	12,709
Rental income	7,467	6,743
Hotel and resort operating income	12,754	11,928
Accretion of investment in NEG Holding LLC	25,055	22,673
NEG management fee	8,120	5,697
Dividend and other income	3,401	2,173
Equity in losses of GB Holdings, Inc.	(1,177)	(641)

	341,508	279,568

Expenses:
Hotel and casino operating expenses	169,259	163,150
Cost of land, house and condominium sales	13,281	7,861
Hotel and resort operating expenses	10,104	8,798
Interest expense	32,639	19,191
Depreciation and amortization	22,876	18,802
General and administrative expenses	14,179	10,200
Property expenses	4,440	3,551

	266,778	231,553

Operating income	74,730	48,015
Other gains and (losses):
Write-down of equity securities available for sale	—	(961)
Write-down of other investments	—	(18,798)
Gain on sales of marketable debt securities	37,167	2,168
Gain on sales and disposition of real estate	5,811	1,367

Income from continuing operations before income taxes	117,708	31,791
Income tax expense	(12,894)	(10,636)

Income from continuing operations	104,814	21,155

Discontinued operations:
Income from discontinued operations	6,482	6,049
Gain on sales and disposition of real estate	64,533	3,354

Income from discontinued operations	71,015	9,403

Net earnings	$175,829	$30,558

Net earnings attributable to (Note 12):
Limited partners	$167,068	$20,285
General partners	8,761	10,273

	$175,829	$30,558

Net earnings per limited partnership unit:
Basic earnings:
Income from continuing operations	$2.11	$0.19
Income from discontinued operations	1.51	0.20

Basic earnings per LP unit	$3.62	$0.39

Weighted average limited partnership units outstanding	46,098,284	46,098,284

Diluted earnings:
Income from continuing operations	$1.93	$0.22
Income from discontinued operations	1.34	0.17

Diluted earnings per LP unit	$3.27	$0.39

Weighted average limited partnership units and equivalent partnership units outstanding	51,858,748	54,816,525

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’
EQUITY AND COMPREHENSIVE INCOME

	Nine Months Ended September 30, 2004 (unaudited)(in $000’s)

		Limited
		Partners’
	General	Equity		Total
	Partner’s	Depositary	Held in	Partners’
	Equity	Units	Treasury	Equity

Balance, December 31, 2003	$97,265	$1,184,870	$(11,921)	$1,270,214
Comprehensive income:
Net earnings	8,761	167,068	—	175,829
Reclassification of unrealized losses on marketable debt securities sold	(128)	(6,297)	—	(6,425)
Net unrealized losses on securities available for sale	(9)	(468)	—	(477)

Comprehensive income	8,624	160,303	—	168,927

Capital distribution	(17,916)	—	—	(17,916)
Capital contribution	22,800	—	—	22,800
Arizona Charlies’ acquisition	(125,900)	—	—	(125,900)
Change in deferred tax asset re acquisition of Arizona Charlies’	12,721	—	—	12,721

Balance, September 30, 2004	$(2,406)	$1,345,173	$(11,921)	$1,330,846

Accumulated other comprehensive loss at September 30, 2004 was $477,000.

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

		(Restated)

	(Unaudited)
	(In $000’s)
Cash flows from operating activities:
Income from continuing operations	$104,814	$21,155
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,876	18,802
Preferred LP unit interest expense	3,796	1,225
Gain on sales and disposition of real estate	(5,830)	(1,367)
Provision for loss on real estate	500	300
Write-down of equity securities available for sale	—	961
Write-down of other investments	—	18,798
Gain on sales of marketable equity securities	(37,167)	(2,168)
Equity in losses of GB Holdings, Inc.	1,177	641
Deferred gain amortization	(1,529)	(1,529)
Accretion of investment in NEG Holding LLC	(25,056)	(22,673)
Deferred income tax expense	7,970	10,636
Changes in operating assets and liabilities:
Decrease in land and construction-in-progress	(437)	(1,149)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	7,682	(38,897)
Increase in receivables and other assets	6,324	4,360

Net cash provided by continuing operations	85,120	9,095

Income from discontinued operations	71,015	9,403
Depreciation and amortization	417	3,375
Net gain from property transactions	(64,533)	(3,354)

Net cash provided by discontinued operations	6,899	9,424

Net cash provided by operating activities	92,019	18,519

Cash flows from investing activities:
Decrease (increase) in other investments	3,042	(31,112)
Repayments of mezzanine loans included in other investments	49,130	—
Purchase of other investments	(118,346)	—
Net proceeds from the sales and disposition of real estate	16,802	4,261
Principal payments received on leases accounted for under the financing method	3,203	4,078
Acquisition of Arizona Charlies’	(125,900)	—
Acquisitions of rental real estate	(14,583)	—
Additions to hotel and resort operating property	(16,463)	—
Acquisition of land and construction in progress	(62,152)	—
Additions to hotel, casino and resort operating properties	(13,973)	(17,521)
Additions to rental real estate	(196)	(327)
Increase in investment in U.S. Government and Agency Obligations	(56,580)	(24,248)
Proceeds from sale of marketable equity & debt securities	86,507	3,564
Guaranteed payment from NEG Holding LLC	7,989	10,240
Priority distribution from NEG Holding LLC	—	40,506
Increase in restricted cash	(447)	—
Other	309	(143)

Net cash used in continuing operations	(241,658)	(10,702)
Cash flows from discontinued operations:
Net proceeds from the sales and disposition of real estate	115,186	5,424

Net cash used in investing activities	(126,472)	(5,278)

AMERICAN REAL ESTATE PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended
	September 30,

	2004	2003

		(Restated)

	(Unaudited)
	(In $000’s)
CASH FLOWS FROM FINANCING ACTIVITIES:
Partners’ equity:
Distributions to members	(17,916)
Member’s contribution	15,894
Debt:
Proceeds from Senior Notes Payable	565,409	—
Decrease in due to affiliates	(25,000)	(150)
Proceeds from mortgages payable	10,000	20,000
Payments on mortgages payable	—	(3,837)
Periodic principal payments	(4,120)	(5,264)

Net cash provided by financing activities	544,267	10,749

Net increase in cash and cash equivalents	509,814	23,990
Cash and cash equivalents, beginning of period	500,593	79,540

Cash and cash equivalents at end of period	$1,010,407	$103,530

Supplemental information:
Cash payments for interest	$26,301	$62,513

Supplemental schedule of noncash investing and financing activities:
Reclassification of real estate from operating lease	$(25,273)	$—
Reclassification from hotel and resort operating properties	(6,428)	—
Reclassification to properties held for sale	31,701	—
Reclassification of real estate to operating lease	—	5,065
Reclassification of real estate from financing lease	—	(5,065)
Reclassification from receivables and other assets	—	(1,631)
Reclassification to mortgages and notes receivable included in other investments	—	1,631
Decrease in mortgages and notes receivables included in other investments	—	(3,453)
Decrease in deferred income	—	2,565
Increase in real estate accounted for under the operating method	—	888

	$—	$—

Net unrealized (losses) gains on securities available for sale	$(477)	$1,627

Increase in equity and debt securities	$932	$900

Purchase of other investments	$127,091	$—

Distribution of note from NEG Holding LLC	$—	$10,940

Member’s capital contribution	$6,886	$—

Change in tax asset related to acquisition	$12,721	$—

See notes to consolidated financial statements

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General

      American Real Estate Partners, L.P. (“AREP” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

      The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries in which control can be exercised. The Company is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. All material intercompany accounts and transactions have been eliminated in consolidation.

      The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.

2.	Related Party Transactions

      a. On January 5, 2004, American Casino & Entertainment Properties LLC (“American Casino”), an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Carl C. Icahn (“Mr. Icahn”) and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. Mr. Icahn is Chairman of the Board of American Property Investors, Inc., AREP’s general partner (“API” or the “General Partner”). The acquisition was completed on May 26, 2004 upon obtaining all approvals necessary under the gaming laws. The terms of the transactions were approved by the Audit Committee of the Board of Directors of the General Partner (“Audit Committee”) which was advised by its independent financial advisor and by counsel. See Note 4. — Notes to Consolidated Financial Statements.

      b. In 1997 the Company entered into a license agreement with an affiliate of the General Partner for office space. Pursuant to the license agreement, the Company has the non-exclusive use of approximately 2,275 square feet for which it pays monthly rent of $11,185 plus 10.77% of certain “additional rent.” The terms of such license agreement were reviewed and approved by the Audit Committee. The agreement which expired in May 2004, has been extended on a month-to-month basis. For the three and nine months ended September 30, 2004, the Company paid rent of approximately $58,000 and $123,000, respectively. For the three and nine months ended September 30, 2003, the Company paid rent of $43,000 and $119,000, respectively.

      c. American Casino billed GB Holdings Inc. (“GBH”), the holding company for the Sands Hotel and Casino (the “Sands”) located in Atlantic City, New Jersey approximately $135,000 and $251,000 for administrative services performed by American Casino personnel during the three and nine months ended September 30, 2004, respectively. For the three and nine months ended September 30, 2003, American Casino billed GBH approximately $47,000 and $144,000, respectively, for administrative services. See Note 6 — Notes to Consolidated Financial Statements.

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      d. National Energy Group, Inc. (“NEG”) received management fees from affiliates of the General Partner of approximately $2.6 million and $8.1 million in the three and nine months ended September 30, 2004, respectively, and received management fees from affiliates of the General Partner of approximately $1.8 million and $5.7 million in the three and nine months ended September 30, 2003, respectively. See Note 5 — Notes to Consolidated Financial Statements.

      e. AREP is currently in the preliminary stages of considering an offer received from entities owned by Mr. Icahn to sell to AREP (1) Mr. Icahn’s indirect interest in NEG Holding LLC, including an option to purchase the interest in NEG Holding LLC owned by National Energy Group, Inc. and (2) Mr. Icahn’s indirect interest in the following securities: (a) 4,121,033 shares of GB Holdings, Inc. common stock, par value $.01 per share; (b) warrants (expiring July 22, 2011) to purchase an aggregate of 1,133,284 shares of Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and (c) $37,009,500 face amount of 3% Notes due 2008 of Atlantic Holdings which are convertible into shares of common stock of Atlantic Holdings at the rate of 65.9 shares of each $1,000 face amount of such notes.

      The Audit Committee will evaluate the offer with the assistance of independent financial and legal advisers. It is not possible to predict when the Committee will complete its evaluation and there can be no assurance that any transaction will result from this proposal or, if a transaction does result, what the terms of that transaction will be.

      f. In the three and nine months ended September 30, 2004, the Company paid approximately $91,000 and $211,000 to an affiliate of the General Partner for telecommunication services and paid approximately $129,000 and $213,000 to the affiliate for such services in the three and nine months ended September 30, 2003, respectively.

      g. An affiliate of the General Partner provided certain administrative services to the Company which paid to such affiliate approximately $20,000 and $61,000 in both the three and nine months ended September 30, 2004 and 2003, respectively.

      h. The Company provided certain administrative services to affiliates of the General Partner and was paid $27,000 in the three and nine months ended September 30, 2004, and $40,000 for such services in the three and nine months ended September 30, 2003.

      i. As of November 1, 2004, affiliates of Mr. Icahn owned 8,900,995 Preferred Units and 39,896,836 Depositary Units which represent 86.5% of the outstanding Preferred Units and Depositary Units.

      j. On October 28, 2004, the United States Bankruptcy Court for the Southern District of Texas issued an order confirming a plan of reorganization for Panaco, Inc. (the “Panaco Plan”). In connection with the Panaco Plan, NEG entered into a Management Agreement with Panaco (the “Panaco Management Agreement”) which will become effective on November 10, 2004 pursuant to the Bankruptcy Court’s Order confirming the effective date of the Panaco Plan. Affiliates of Mr. Icahn own all of the outstanding stock of the reorganized Panaco, Inc. Mr. Bob G. Alexander, President and CEO of NEG, has been appointed to the reorganized Panaco Board of Directors and shall act as the reorganized Panaco, Inc.’s President. Mr. Philip D. Devlin, Vice President, General Counsel and Secretary of NEG, has been appointed in the same capacities as an officer of Panaco, Inc. In exchange for NEG’s management services, Panaco shall pay NEG a monthly fee equal to 115% of the actual direct and indirect administrative overhead costs incurred by NEG in operating and administrating the Panaco properties.

3.	Commitments and Contingencies

      In January 2002, the Cape Cod Commission (the “Commission”), a Massachusetts regional planning body created in 1989, concluded that the Company’s New Seabury development proposal is within its

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

jurisdiction for review and approval (the “Administrative Decision”). It is the Company’s position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is therefore statutorily exempt from the Commission’s jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property (the “Settlement Agreement”).

      In February 2002, New Seabury Properties L.L.C. (“New Seabury”), the Company’s subsidiary and owner of the property, filed in Barnstable County Massachusetts Superior Court, a civil complaint appealing the Administrative Decision by the Commission and a separate complaint to find the Commission in contempt of the Settlement Agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment.

      Also in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction (the “Second Administrative Decision”). In August 2003, New Seabury filed, in Barnstable County Massachusetts Superior Court, another civil complaint appealing the Second Administrative Decision to find the Commission in contempt of the Settlement Agreement.

      In November 2003, the Court ruled in New Seabury’s favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance with the special permit and therefore exempt from the Commission’s jurisdiction. The Court has not yet ruled on the initial proposal. Under the modified development proposal, New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. In February 2004, New Seabury and the Commission jointly moved to consolidate the three complaints into one proceeding. The Court subsequently consolidated the three complaints into one proceeding. In March 2004, New Seabury moved for Summary Judgment to dispose of remaining claims under all three complaints and to obtain a final judgment from the Court. Also in March 2004, the Commission cross-moved for Summary Judgment on certain claims under each complaint. The Court heard arguments in June 2004 and took the matter under advisement. Under the initial proposal, New Seabury could potentially build up to 675 residential/hotel units and 80,000 square feet of commercial space. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

      The carrying value of New Seabury’s development assets at September 30, 2004 is approximately $10.2 million.

4.	Hotel, Casino and Resort Operating Properties

a. Hotel and Casino Operating Properties

      On January 5, 2004, American Casino, an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Carl C. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. Upon obtaining all approvals necessary under gaming laws, the acquisition was completed on May 26, 2004. The terms of the transactions were approved by the Audit Committee which was advised by its independent financial advisor and by counsel. Upon closing, American Real Estate Holdings Limited Partnership (“AREH”), the Company’s direct subsidiary, transferred 100% of the common stock of Stratosphere to American Casino. As a result, following the acquisition and contribution, American Casino owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area. The Company consolidates American Casino and its subsidiaries in the Company’s financial statements. In

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. The consolidated financial statements have been restated to reflect the acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

      Earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner. In accordance with the purchase agreement, prior to the acquisition, capital contributions of $22.8 million were received from and capital distributions of $17.9 million were paid to affiliates of Mr. Icahn. The purchase price of $125.9 million was charged to the General Partner.

      Also in January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds were held in escrow pending receipt of all approvals necessary under gaming laws and the acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. On May 26, 2004, the proceeds of the offering were released from escrow. American Casino used the proceeds of the offering for the acquisition and to repay indebtedness to AREH and for distributions to AREH.

      American Casino’s operations for the three and nine months ended September 30, 2004 and 2003 have been included in “Hotel and casino operating income and expenses” in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for depreciation and amortization and income tax provision. Such expenses have been included in “Depreciation and amortization expense” and “Income tax expense” in the Consolidated Statements of Earnings. American Casino’s depreciation and amortization expense was $5.6 million and $17.9 million in the three and nine months ended September 30, 2004, respectively, and $4.9 million and $15.1 million in the three and nine months ended September 30, 2003, respectively. American Casino’s income tax provision was $1.7 million and $7.6 million in the three and nine months ended September 30, 2004, respectively, and $2.2 million and $6.6 million in the three and nine months ended September 30, 2003, respectively. American Casino accounted for approximately 65% and 71% of the Company’s revenues in the nine months ended September 30, 2004 and 2003, respectively, and approximately 72% and 71% of the Company’s operating income in the nine months ended September 30, 2004 and 2003, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amount of revenues and expenses attributable to casino, hotel and restaurants, respectively, is summarized as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Revenues:
Casino	$42,188	$37,382	$124,579	$111,380
Hotel	12,893	11,910	40,616	35,482
Food and beverage	16,705	14,456	50,125	44,303
Tower, retail and other income	9,169	8,362	25,749	22,902

Gross revenues	80,955	72,110	241,069	214,067
Less: Promotional allowances	(5,816)	(5,153)	(17,561)	(16,557)

Net revenues	$75,139	$66,957	$223,508	$197,510

Cost and Expenses:
Casino	$15,386	$15,684	$46,568	$46,304
Hotel	6,509	5,776	18,045	16,341
Food and beverage	12,292	11,016	35,956	33,149
Other operating expenses	4,015	3,747	10,437	10,693
Selling, general and administrative	20,926	18,876	58,253	56,663

Total costs and expenses	$59,128	$55,099	$169,259	$163,150

Stratosphere Tower Casino and Hotel

      The Stratosphere, which offers the tallest free-standing observation tower in the United States, is situated on approximately 31 acres of land located at the northern end of the Las Vegas Strip. The facility is a tourist-oriented gaming and entertainment destination property, which, at September 30, 2004, has approximately 80,000 square feet of gaming space, 2,444 hotel rooms, eight restaurants and approximately 110,000 square feet of developed retail space. The Stratosphere features three of the most visible amusement rides in Las Vegas.

Arizona Charlie’s Decatur

      Arizona Charlie’s Decatur is located on approximately 17 acres of land, four miles west of the Las Vegas strip. An estimated 500,000 people live within a five-mile radius of the property. The property is easily accessible from Route 95, a major highway in Las Vegas. Arizona Charlie’s Decatur contains, at September 30, 2004, approximately 52,000 square feet of gaming space, 258 hotel rooms, four restaurants and three bars. The property seeks to attract repeat customers from the surrounding communities.

Arizona Charlie’s Boulder

      Arizona Charlie’s Boulder is located on approximately 24 acres of land, seven miles east of the Las Vegas strip, near an I-515 interchange. The I-515 is the most heavily traveled east/west highway in Las Vegas. An estimated 423,000 people live within a five-mile radius of the property. Arizona Charlie’s Boulder contains, at September 30, 2004, approximately 41,000 square feet of gaming space, 303 hotel rooms, four restaurants and

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a 202-space recreational vehicle park. As with the Arizona Charlie’s Decatur property, the property seeks to attract repeat customers from the surrounding communities.

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

b. Hotel and Resort Operating Properties

      Hotel and resort operations for the three and nine months ended September 30, 2004 and 2003 have been included in “Hotel and resort operating income and expenses” in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $0.7 million and $2.1 million of depreciation and amortization for the three and nine months ended September 30, 2004, respectively, and $0.7 million and $2.0 million in the three and nine months ended September 30, 2003, respectively. Such amounts have been included in “Depreciation and amortization expense” in the Consolidated Statements of Earnings.

5.	National Energy Group, Inc.

a. National Energy Group, Inc.

      In October 2003, pursuant to a purchase agreement dated as of May 16, 2003, the Company acquired certain debt and equity securities of National Energy Group, Inc. (“NEG”) from entities affiliated with Mr. Icahn for aggregate cash consideration of approximately $148.1 million plus approximately $6.7 million in cash for accrued interest on the debt securities. The agreement was reviewed and approved by the Audit Committee who were advised by its independent financial advisor and by legal counsel. The securities acquired were $148.6 million in principal amount of outstanding 10 3/4% Senior Notes due 2006 of NEG, representing all of NEG’s outstanding debt securities, and approximately 5.6 million shares of common stock of NEG. As a result of the foregoing transaction and the acquisition by the Company of additional NEG common stock in the open market prior to the closing, the Company beneficially owns in excess of 50% of the outstanding common stock of NEG. AREP consolidates NEG in its financial statements. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. There is no minority interest allocated to the other NEG stockholders because of NEG’s negative equity based on book value in accordance with generally accepted accounting principles. The Company’s September 30, 2003 consolidated financial statements have been restated to reflect the acquisition of NEG.

      NEG owns a 50% interest in NEG Holding LLC (“NEG Holding”); the other 50% interest in NEG Holding is held by Gascon Partners (“Gascon”), an affiliate of Mr. Icahn. Gascon is the managing member of NEG Holding. NEG Holding owns NEG Operating LLC (“NEG Operating”), which is engaged in the business of oil and gas exploration and production. Under the NEG Holding operating agreement, as of September 30, 2004, NEG is to receive guaranteed payments of approximately $39.9 million and a priority distribution of approximately $148.6 million before Gascon receives any distributions. Due to the substantial uncertainty that NEG will receive any distribution above the priority and guaranteed payments amounts, NEG accounts for its investment in NEG Holding as a preferred investment.

      NEG Holding is a variable interest entity. As of September 30, 2004, it has net assets of approximately $161 million. The Company has determined that the Company is not the primary beneficiary of the variable

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest entity. The maximum exposure to losses as a result of the Company’s interest in NEG Holding is $86 million.

      In the three and nine months ended September 30, 2004 and 2003, NEG recorded income tax provisions of $2.0 million and $5.3 million, respectively, and for the three and nine months ended September 30, 2003, $1.4 million and $4.1 million, respectively, based on taxable income and applying an effective tax rate of approximately 35%.

      In connection with a credit facility obtained by NEG Holding on December 29, 2003, NEG and Gascon have pledged as security their respective interests in NEG Holding.

b. Investment in NEG Holding LLC

      As explained below, NEG’s investment in NEG Holding is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

      Balance sheets for NEG Holding as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003

	(In $000’s)
Current assets	$26,093	$33,415
Noncurrent assets(1)	223,090	190,389

Total assets	$249,183	$223,804

Current liabilities	$27,817	$14,253
Noncurrent liabilities	59,963	48,514

Total liabilities	87,780	62,767
Members’ equity	161,403	161,037

Total liabilities and members’ equity	$249,183	$223,804

(1)	Primarily oil and gas properties

      Summary income statements for NEG Holding for the nine months ended September 30, 2004 and 2003 are as follows:

	September 30,	September 30,
	2004	2003

	(In $000’s)
Total revenues	$43,754	$58,986
Costs and expenses	33,815	35,661

Operating income	9,939	23,325
Other income (expense)	(1,584)	(1,435)

Income before cumulative effect of change in accounting principle	8,355	21,890
Cumulative effect of change in accounting principle	—	1,912

Net Income	$8,355	$23,802

      In August 2000, pursuant to a plan of reorganization Holding LLC, was formed. Prior to September 2001, NEG owned and operated certain oil and gas properties. In September 2001, NEG contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay NEG the guaranteed payments and

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

priority distributions. NEG also received a 50% membership interest in Holding LLC. Gascon also contributed oil and natural gas assets and cash in exchange for future payments and a 50% membership interest. The Holding LLC operating agreement requires the payment of guaranteed payments and priority distributions to NEG in order to pay interest on senior debt and the principal amount of the debt of $148.6 million in 2006. After the receipt by NEG of the guaranteed payments and priority distributions that total approximately $300 million, the agreement requires the distribution of an equal amount to Gascon. Holding LLC is contractually obligated to make the guaranteed payments and priority distributions to NEG and Gascon before any distributions can be made to the LLC interest.

      NEG originally recorded its investment in Holding LLC at the historical cost of the oil and gas properties contributed into the LLC. In evaluating the appropriate accounting to be applied to this investment, NEG anticipated it will collect the guaranteed payments and priority distributions through 2006. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to Gascon. Due to this uncertainty, NEG has been accreting its investment in Holding LLC at the implicit rate of interest up to the guaranteed payments and priority distributions collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of guaranteed payments and the priority distribution are recorded as reductions in the investment in Holding LLC. The investment in Holding LLC is evaluated quarterly for other than temporary impairment. The rights of NEG upon liquidation of Holding LLC are identical to those described above and NEG considered those rights in determining the appropriate presentation.

      Because of the continuing substantial uncertainty that there would be any residual value in Holding LLC after the guaranteed payments and priority distributions, no income other than the accretion is currently being given accounting recognition. NEG’s investment in Holding LLC will be reduced to zero upon collection of the priority distributions in 2006. After that date, NEG will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to NEG’s 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, NEG believes that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. The Company accounts for its residual equity investment in Holding LLC in accordance with APB 18.

(In $000’s)
Investment in NEG Holding at December 31, 2003	$69,346
Accretion of investment in NEG Holding	25,056
Guaranteed payment from NEG Holding	(7,989)

Investment in NEG Holding at September 30, 2004	$86,413

      The NEG Holding Operating Agreement requires that distributions shall be made to both NEG and Gascon as follows:

1. Guaranteed payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding priority distribution amount. At September 30, 2004, the priority distribution amount was $148.6 million which equals the principal amount of NEG’s 10.75% Senior Notes that the Company owns. The guaranteed payments are required to be made on a semi-annual basis. The priority distribution amount is to be paid to NEG by November 6, 2006.

2. An amount equal to the priority distribution amount and all guaranteed payments paid to NEG, plus any additional capital contributions made by Gascon, less any distribution previously made by NEG to Gascon, is to be paid to Gascon.

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. An amount equal to the aggregate annual interest (calculated at the prime rate plus 1/2% on the sum of the guaranteed payments), plus any unpaid interest for prior years (calculated at the prime rate plus 1/2% on the sum of the guaranteed payments), less any distributions previously made by NEG to Gascon, is to be paid to Gascon.

4. After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG’s and Gascon’s respective capital accounts.

      In addition, the NEG Holding Operating Agreement contains a provision that allows Gascon at any time, in its sole discretion, to redeem the NEG membership interest in NEG Holding at a price equal to the fair market value of such interest determined as if NEG Holding had sold all of its assets for fair market value and liquidated. Since all of NEG’s operating assets and oil and natural gas properties have been contributed to NEG Holding, as noted above, following such a redemption, NEG’s principal assets would consist of its cash balances.

6.	Equity Interest in GB Holdings, Inc. (Sands Hotel and Casino)

      The Company reflects its equity interest in GBH under this caption in the Consolidated Balance Sheets. The Company owns approximately 3.6 million shares, or 36.3%, of GBH. GBH is the holding company for the Sands Hotel and Casino located in Atlantic City, New Jersey. The Sands currently consists of a casino and simulcasting facility with approximately 79,000 square feet of gaming space, a hotel with 637 rooms and related amenities.

      “Equity in losses of GB Holdings, Inc.” of $0.6 million and $1.2 million respectively, have been recorded in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2004, respectively. Equity in losses of GB Holdings, Inc. were $0.4 million and $0.6 million for the three and nine months ended September 30, 2003, respectively.

      On June 30, 2004, GBH announced that its stockholders approved the transfer of the Sands to its wholly owned indirect subsidiary Atlantic Holdings in connection with the restructuring of its debt.

      On July 22, 2004, Atlantic Holdings announced that its Consent Solicitation and Offer to Exchange, in which it offered to exchange its 3% Notes due 2008 for the 11% Notes due 2005 of GBH, expired and approximately $66 million principal amount of the 11% Notes due 2005 of GBH (approximately 60% of the outstanding principal amount of such notes) were tendered to Atlantic Holdings for exchange. On July 23, 2004, GBH distributed 10 million warrants on a pro rata basis to stockholders of GBH. Each warrant, under certain conditions, will allow the holder to purchase one share of common stock of Atlantic Holdings at a purchase price of $.01 per share. The warrants represent, in the aggregate, the right to purchase 27.5% of the outstanding common stock of Atlantic Holdings, on July 22, 2004, on a fully diluted basis.

      Mr. Icahn and his affiliated companies, including the Company, held approximately 58.2% of the 11% Notes due 2005; the Company held approximately 24.5% of the 11% Notes due 2005. The Company and Mr. Icahn tendered in the exchange all of the 11% notes due 2005 owned by them.

      The Company received:

•	$26,914,500 principal amount of the 3% Notes due September 2008 of Atlantic Holdings. These notes are included in “Marketable Equity and Debt Securities” in the Consolidated Balance Sheets. The carrying value of the debt at September 30, 2004 is approximately $22.9 million. The difference between the principal amount of the debt and the carrying amount is being accrued to interest income over the remaining term of the notes;

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$3,620,753 in cash; representing accrued interest on the 11% Notes due 2005 that were tendered for exchange through the date of exchange and a consent fee of $100 per $1,000 in principal amount of the 11% Notes due 2005 tendered for exchange;

•	Warrants, which, under certain conditions, will allow the Company to purchase 997,621 shares of common stock of Atlantic Holdings, at $.01 per share, representing approximately 10% of the outstanding common stock of Atlantic Holdings, at July 22, 2004, on a fully diluted basis.

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

      This transaction did not have a significant impact on the Company’s consolidated financial statements.

7.	Marketable Equity and Debt Securities

      a. In December 2003, the Company acquired approximately $86.9 million principal amount of corporate debt securities for approximately $45.1 million. These securities were classified as available for sale securities. In the nine months ended September 30, 2004, the Company sold the debt securities for approximately $82.3 million recognizing a gain of $37.2 million in the nine months ended September 30, 2004.

      b. In October 2004, the Company sold marketable equity securities resulting in a gain of approximately $3.0 million. The Company will recognize this gain in the fourth quarter of 2004.

8.	Other Investments

      a. In 2004, the Company purchased approximately $97.5 million principal amount of secured bank debt of a bankrupt company for a purchase price of approximately $79 million. At September 30, 2004, the Company had entered into a trade confirmations to purchase an additional $181 million principal amount of secured bank debt of the same company for approximately $127 million. At September 30, 2004, the Company reflected its purchase liability of approximately $127 million in “Liability for purchased securities” on the Consolidated Balance Sheets.

      b. The Company purchased secured bank debt of another company in the principal amount of $68.3 million for approximately $39.3 million.

      The Company accounts for secured bank debt acquired at a discount for which the Company believes it is not probable that the undiscounted future cash collection will be sufficient to recover the face amount of the loan and constructive interest utilizing the cost recovery method in accordance with Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” For secured bank debt acquired at a discount where recovery is probable, the Company amortizes the discount on the loan over the period in which the payments are probable of collection, only if the amounts are reasonably estimable and the ultimate collectibility of the acquisition amount of the loan and the discount is probable. The Company evaluates collectibility for every loan at each balance sheet date.

      SOP 03-03, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which is effective for fiscal years beginning after December 15, 2004, limits the yield that may be accreted to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan. The Company does not expect that the adoption of this SOP will have a significant impact on its financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      c. The Company has provided development financing for certain real estate projects. The security for these loans is a pledge of the developers’ ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. The Company’s mezzanine loans accrue interest at approximately 22% per annum. However, interest generally is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

      On April 30, 2004, the Company received approximately $16.2 million for the prepayment of a mezzanine loan. The principal amount of the loan was $11 million. The prepayment included approximately $5.2 million of accrued interest which was recognized as interest income in the three and nine months ended September 30, 2004.

      At January 1, 2004, the Company had an outstanding mezzanine loan in the principal amount of $31 million. The Company received approximately $43.3 million in June and July of 2004, representing the principal balance and accrued interest of approximately $12.3 million. In accordance with the Company’s accounting policy, interest income of approximately $12.3 million was recognized in the three and nine months ended September 30, 2004.

      d. The Company held one second mortgage loan in the principal amount of $7 million which was repaid in August 2004.

9.	Senior Secured Notes Payable

      In January 2004, American Casino and its subsidiary, American Casino & Entertainment Properties Finance Corp. (“ACEF”), closed on their offering of Senior Secured Notes due 2012. The notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. ACEF was formed solely for the purpose of serving as co-issuer on the notes. ACEF does not have any operations or assets and does not have any revenues. The proceeds were held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie’s Decatur and Boulder. Upon satisfaction of all closing conditions on May 26, 2004, the proceeds of the offering were released from escrow. American Casino used the proceeds of the offering for the acquisition of Arizona Charlie’s Decatur and Boulder, to repay intercompany indebtedness and for distributions to AREH. The notes are recourse only to, and will be secured by a lien on the assets of, American Casino and certain of its subsidiaries. The notes restrict the ability of American Casino and its restricted subsidiaries subject to certain exceptions, to: incur additional debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer, lease or sell assets. The notes were issued in an offering not registered under the Securities Act of 1933. At the time American Casino issued the notes, it entered into a registration rights agreement in which it agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. If the registration statement is not declared effective by the SEC on or prior to November 22, 2004 or if American Casino fails to consummate an exchange offer in which it issues notes registered under the Securities Act of 1933 for the privately issued notes within 30 business days after November 22, 2004, then American Casino will pay, as liquidated damages, $.05 per week per $1,000 principal amount for the first 90 day period following such failure, increasing by an additional $.05 per week of $1,000 principal amount for each subsequent 90 period, until all failures are cured.

      The Company recorded approximately $5.2 million and $11.3 million of interest expense on the notes payable in the three and nine months ended September 30, 2004.

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Senior Unsecured Notes Payable

      On May 12, 2004, AREP and its subsidiary, American Real Estate Finance Corp. (“AREF”), closed on their offering of senior notes due 2012. The notes, in the aggregate principal amount of $353 million, were priced at 99.266%. The notes will have a fixed annual interest rate of 8 1/8%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The notes will mature on June 1, 2012. AREF, a wholly-owned subsidiary of AREP, was formed solely for the purpose of serving as a co-issuer of the notes. AREF does not have any operations or assets and does not have any revenues. AREH is a guarantor of the debt; however, no other subsidiaries guarantee payment on the notes. AREP intends to use the proceeds of the offering for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in its existing lines of business or other businesses and to provide additional capital to grow its existing businesses. The notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things; incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates. The notes were issued in an offering not registered under the Securities Act of 1933. At the time AREP issued the notes, AREP entered into a registration rights agreement in which it agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. If the registration statement is not declared effective by the SEC on or prior to November 8, 2004 or if we fail to consummate an exchange offer in which we issue notes registered under the Securities Act of 1933 for the privately issued notes within 30 business days after November 8, 2004, then we will pay, as liquidated damages, $.05 per week per $1,000 principal amount for the first 90 day period following such failure, increasing by an additional $.05 per week of $1,000 principal amount for each subsequent 90 period, until all failures are cured.

11.	Preferred Units

      Pursuant to the terms of the Preferred Units, on February 25, 2004, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2004 to holders of record as of March 12, 2004. A total of 489,657 additional Preferred Units were issued. At September 30, 2004, 10,286,264 Preferred Units are issued and outstanding. In February 2004, the number of authorized Preferred Units was increased to 10,400,000.

      The Preferred Units have certain rights and designations, generally as follows: each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31, of each year (each, a “Payment Date”). On any Payment Date, the Company, with the approval of the Audit Committee of the Board of Directors of the General Partner, may opt to redeem all, but not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption.

      On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant to SFAS 150 the Company’s Preferred Units, which are an unconditional obligation, have been reclassified from “Partners’ equity” to a liability account in the Consolidated Balance Sheets and from July 1, 2003, the preferred pay-in-kind distribution has been recorded as “Interest expense” in the Consolidated Statements of Earnings.

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded $1.3 million and $3.8 million of interest expense in each of the three and nine months ended September 30, 2004, respectively, and $1.2 million in the three and nine months ended September 30, 2003 in connection with the Preferred LP units distribution.

12.	Earnings Per Unit

      Basic earnings per unit are based on earnings which is net of the preferred pay-in-kind distribution to Preferred Unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding.

      Diluted earnings per unit is based on earnings before the preferred pay-in-kind distribution as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units.

Net Income Per Unit

      Basic net income per American Real Estate Partners, L.P. Unit is derived by dividing net income attributable to the limited partners by the basic weighted average number of American Real Estate Partners, L.P. Units outstanding for each period. Diluted earnings per American Real Estate Partners, L.P. Unit is derived by adjusting net income attributable to the limited partners for the assumed dilutive effect of the redemption of the Preferred LP Units (“Diluted Earnings”) and dividing diluted earnings by the diluted weighted average number of American Real Estate Partners, L.P. Units outstanding for each period.

	In $000’s (Except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Attributable to Limited Partners:
Basic income from continuing operations	$19,946	$11,460	$97,466	$11,069
Add Preferred LP Unit distribution	1,260	1,200	2,520	1,200

Income before discontinued operations	21,206	12,660	99,986	12,269
Income from discontinued operations	10,460	3,401	69,602	9,216

Diluted earnings	$31,666	$16,061	$169,588	$21,485

Weighted average limited partnership units outstanding	46,098,284	46,098,284	46,098,284	46,098,284
Dilutive effect of redemption of Preferred LP Units	5,040,623	9,546,329	5,760,464	8,718,241

Weighted average limited partnership units and equivalent partnership units outstanding	51,138,907	55,644,613	51,858,748	54,816,525

Basic earnings:
Income from continuing operations	$.43	$.25	$2.11	$.19
Income from discontinued operations	.23	.07	1.51	.20

Basic earnings per LP unit	$.66	$.32	$3.62	$.39

Diluted earnings:
Income from continuing operations	$.41	$.23	$1.93	$.22
Income from discontinued operations	.20	.06	1.34	.17

Diluted earnings per LP unit	$.61	$.29	$3.27	$.39

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Comprehensive Income

      The components of comprehensive income include net income and certain other amounts reported directly in equity.

      Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows (in $000’s):

	Three Months Ended
	September 30,

	2004	2003

		(Restated)
Net income	$31,023	$18,953
Net unrealized losses on securities available for sale	(826)	(536)
Sale of marketable securities available for sale	—	(280)

Comprehensive income	$30,197	$18,137

	Nine Months Ended
	September 30,

	2004	2003

		(Restated)
Net income	$175,829	$30,558
Net unrealized (losses) gains on securities available for sale	(477)	1,866
Sale of marketable equity securities available for sale	—	(280)
Reclassification of unrealized (losses) gains on marketable securities sold	(6,425)	761

Comprehensive income	$168,927	$32,905

14.	Segment Reporting

      The Company has six operating segments consisting of: (i) hotel and casino properties, including its equity interest in GBH, (ii) land, house and condominium development, (iii) rental real estate, (iv) hotel and resort operating properties, (v) investment in oil and gas operating properties and (vi) investment in securities including investment in other limited partnerships and marketable equity and debt securities. The Company’s reportable segments offer different services and require different operating strategies and management expertise.

      The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The revenues and net earnings for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2004 and 2003 (in $000’s):

	Three Months Ended
	September 30,

	2004	2003

		(Restated)
Revenues:
Hotel and casino operating income	$74,525	$66,529
Land, house and condominium sales	3,046	4,346
Rental real estate	4,597	5,372
Hotel and resort operating income	7,211	5,331
Oil and gas operating properties	11,573	9,040
Other investments	12,480	1,428

Subtotal	113,432	92,046
Reconciling items — primarily interest income on U.S. Government obligations	6,053	3,349

Total revenues	$119,485	$95,395

Net earnings:
Segment earnings:
Hotel and casino operating properties	$15,397	$11,430
Land, house and condominium development	828	1,486
Rental real estate	2,692	4,085
Hotel and resort operating properties	2,076	1,875
Oil and gas operating properties	11,573	9,040
Other investments	12,480	1,428

Total segment earnings	45,046	29,344
Income from discontinued operations	10,672	3,518
Other expenses, net	(24,695)	(13,909)
General partner’s share of net income	(617)	(4,092)

Net earnings limited partner unitholders	$30,406	$14,861

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2004	2003

		(Restated)
Revenues:
Hotel and casino operating income	$222,331	$196,869
Land, house and condominium sales	20,503	10,757
Rental real estate	15,146	16,762
Hotel and resort operating income	12,754	11,928
Oil and gas operating properties	33,175	28,370
Other investments	28,493	4,733

Subtotal	332,402	269,419
Reconciling items — primarily interest income on U.S. Government obligations	9,106	10,149

Total revenues	$341,508	$279,568

Net earnings (loss):
Segment earnings:
Hotel and casino operating properties	$53,072	$33,719
Land, house and condominium development	7,222	2,896
Rental real estate	10,706	13,211
Hotel and resort operating properties	2,650	3,130
Oil and gas operating properties	33,175	28,370
Other investments	28,493	4,733

Total segment earnings	135,318	86,059
Gain on sale of marketable equity securities	37,167	2,168
Gains on sales and disposition of real estate	5,811	1,367
Write-down of other investments	—	(18,798)
Income from discontinued operations	71,015	9,403
Other expenses, net	(73,482)	(49,641)
General partner’s share of net income	(8,761)	(10,273)

Net earnings limited partner unitholders	$167,068	$20,285

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2004	2003

Assets:
Rental real estate	$204,875	$340,062
Hotel and casino operating property	293,299	298,703
Land and construction-in-process	105,715	43,459
Hotel and resort operating income	50,502	41,526
Other investments	387,195	231,050

	1,041,586	954,800
Reconciling items:
Cash and cash equivalents	1,010,407	500,593
Deferred tax asset	82,334	77,874
Investment in U.S. Government and Agency Obligations	118,153	61,573
Other	62,409	51,766

Total	$2,314,889	$1,646,606

15.	Income Taxes (in $000’s)

Corporate income taxes

      (i) The Company’s corporations recorded the following income tax (expense) benefit attributable to continuing operations for American Casino and NEG for the three and nine months ended September 30, 2004 (in $000’s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Current	$240	$1,529	$(2,985)	$(789)
Deferred	(3,877)	(5,106)	(9,909)	(9,847)

Diluted earnings per LP Unit	$(3,637)	$(3,577)	$(12,894)	$(10,636)

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (ii) The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at September 30, 2004 and December 31, 2003 (in $000’s):

	September 30,	December 31,
	2004	2003

Deferred tax assets:
Depreciation	$48,132	$39,858
Net operating loss carryforwards	25,108	30,942
Investment in NEG Holding LLC	15,698	18,845
Other	9,271	5,962

	98,209	95,607
Valuation allowance	(15,875)	(17,733)

Net deferred tax assets	$82,334	$77,874

16.	Significant Property Transactions

      Due to favorable real estate market conditions and the mature nature of the Company’s real estate portfolio, AREP has solicited offers for its rental real estate portfolio. In the nine months ended September 30, 2004, the Company sold 47 rental real estate properties for approximately $226 million which were encumbered by mortgage debt of approximately $94 million which was repaid from the sale proceeds.

      In the nine months ended September 30, 2004, of the 47 properties, the Company sold nine financing lease properties for approximately $43.6 million. The properties were encumbered by mortgage debt of approximately $26.8 million which was repaid from the sales proceeds. The carrying value of these properties was approximately $37.8 million; therefore, the Company recognized a gain on sale of approximately $5.8 million in the nine months ended September 30, 2004, which is included in income from continuing operations.

      In the nine months ended September 30, 2004, of the 47 properties, the Company sold 38 operating properties for approximately $182.2 million. The properties were encumbered by mortgage debt of approximately $67 million which was repaid from the sales proceeds. The carrying value of these properties was approximately $117.6 million. The Company recognized a gain on sale of approximately $64.6 million in the nine months ended September 30, 2004, which is included in income from discontinued operations.

      At September 30, 2004, the Company had 21 properties under contract or as to which letters of intent had been executed by potential purchasers, all of which contracts or letters of intent are subject to purchaser’s due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $40.4 million. These properties are unencumbered by mortgage debt. At September 30, 2004, the carrying value of these properties is approximately $19.8 million. In 2003, net income from these properties totaled approximately $2.4 million, and depreciation and amortization expense was approximately $0.2 million. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties, were reclassified to “Properties Held for Sale” and the related income and expense reclassified to “Income from Discontinued Operations.”

      AREP intends to utilize proceeds from any asset sales to continue to invest in its core businesses, including real estate, gaming and entertainment and oil and gas. The Company may also seek opportunities in other sectors including industrial, manufacturing and insurance and asset management. The Company

AMERICAN REAL ESTATE PARTNERS, L.P.

FORM 10-Q SEPTEMBER 30, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continues to market for sale a substantial portion of its remaining real estate portfolio. However, there can be no assurance that offers satisfactory to AREP will be received and, if received, that the properties will ultimately be sold at prices acceptable to AREP.

      In January 2004, in conjunction with its reinvestment program, the Company purchased a 34,422 square foot commercial condominium unit located in New York City for approximately $14.5 million. The unit contains a Citibank branch, a furniture store and a restaurant. AREP obtained mortgage financing of $10 million for this property in April 2004.

      In July 2004, AREP purchased two Vero Beach, Florida waterfront communities, Grand Harbor and Oak Harbor (“Grand Harbor”), including their respective golf courses, tennis complex, fitness center, beach club and clubhouses. The acquisition also included properties in various stages of development including land for future residential development, improved lots and finished residential units ready for sale. The purchase price was approximately $75 million. AREP plans to invest in the further development of these properties and the enhancement of the existing infrastructure.

17.	Subsequent Events

      a. In October 2004, the Company sold seven properties for approximately $5.8 million. The carrying value of the properties was approximately $0.5 million. The Company will recognize a gain with respect to these properties of approximately $5.3 million in the fourth quarter of 2004.

      b. On October 26, 2004, the SEC declared effective American Casino’s Registration Statement related to the exchange offer of its 7.85% Senior Secured Notes due 2012. The exchange offer expires on December 1, 2004, unless extended by American Casino.

      c. On November 8, 2004, the SEC declared effective the Company’s Registration Statement related to the exchange offer of its 8.125% Senior Notes due 2012. The exchange offer expires on December 15, 2004, unless extended by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67.

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

Introduction

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

      In October 2003, we acquired certain debt and equity securities of National Energy Group, Inc. (“NEG”) from entities affiliated with Mr. Icahn and purchased additional NEG common stock in the open market. As a result at the foregoing acquisitions, we beneficially own in excess of 50% of the outstanding common stock of NEG. We consolidate NEG in our financial statements and prior period financial statements have been restated to include the accounts of NEG. Earnings prior to our acquisition of NEG have been allocated to the General Partner.

      In May 2004, American Casino, an indirect wholly-owned subsidiary of ours, acquired Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, two Las Vegas hotel/casinos, from Mr. Icahn and an affiliate. Our September 30, 2004, Consolidated Financial Statements include the accounts of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder and prior period financial statements have been restated to include the accounts of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Earnings prior to our acquisition of American Casino have been allocated to the General Partner.

Recent Developments

      AREP is currently in the preliminary stages of considering an offer received from entities owned by Mr. Icahn to sell to AREP (1) Mr. Icahn’s indirect interest in NEG Holding LLC, including an option to purchase the interest in NEG Holding LLC owned by National Energy Group, Inc. and (2) Mr. Icahn’s indirect interest in the following securities: (a) 4,121,033 shares of GB Holdings, Inc. common stock, par value $.01 per share; (b) warrants (expiring July 22, 2011) to purchase an aggregate of 1,133,284 shares of Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”) and (c) $37,009,500 face amount of 3% Notes due 2008 of Atlantic Holdings which are convertible into shares of common stock of Atlantic Holdings at the rate of 65.9 shares of each $1,000 face amount of such notes.

      The Audit Committee will evaluate the offer with the assistance of independent financial and legal advisers. It is not possible to predict when the Committee will complete its evaluation and there can be no assurance that any transaction will result from this proposal or, if a transaction does result, what the terms of that transaction will be.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Gross revenues increased by $24.1 million, or 25.1%, during the three months ended September 30, 2004 as compared to the same period in 2003. This increase reflects increases of $13.9 million in interest income on U.S. government and agency obligations and other investments, $8.2 million in hotel and casino operating income, $1.9 million in hotel and resort operating income, $1.7 million in accretion of investment in NEG Holding LLC, $0.8 million in NEG management fees and $0.2 million in rental income, partially offset by decreases of $1.3 million in land, house and condominium sales, $1.0 million in interest income on financing leases, $0.2 million in equity in earnings of GB Holdings and $0.1 million in dividend and other income. The increase in interest income on U.S. government and agency obligations and other investments is primarily due to the repayment of two mezzanine loans and increased interest income from other investments. The increase in hotel and casino operating income is primarily due to an increase in casino, hotel and food and beverage revenues. Hotel and resort operating income increased primarily due to the Grand Harbor acquisition, partially offset by the deferral of certain membership initiation fees at New Seabury.

      Expenses increased by $16.5 million, or 20.9%, during the three months ended September 30, 2004 as compared to the same period in 2003. This increase reflects increases of $7.8 million in interest expense, $4.0 million in hotel and casino operating expenses, $1.8 million in general and administrative expenses, $1.7 million in hotel and resorts operating expenses, $1.1 million in depreciation and amortization, and $0.7 million in property expenses partially offset by a decrease of $0.6 million in the cost of land, house and condominium sales. The increase in interest expense is primarily attributable to interest on the $215 million principal amount of 7.85% senior secured notes due 2012 issued by American Casino in January 2004 and the $353 million principal amount of 8.125% Senior Notes issued by the Company in May 2004. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. The increase in general and administrative expenses is primarily attributable to expenses incurred in connection with the increase in NEG management fees and as a result of the Grand Harbor acquisition. The increase in hotel and resort operating expenses are primarily due to the Grand Harbor acquisition.

      Operating income increased during the three months ended September 30, 2004 by $7.6 million as compared to the same period in 2003 as detailed above.

      Earnings from land, house and condominium operations decreased by $0.7 million in the three months ended September 30, 2004 compared to the same period in 2003 due to a decrease in the number of units sold.

      Earnings from hotel and casino operating properties increased by $4.2 million during the three months ended September 30, 2004 due to increased revenues throughout the properties.

      A gain on property transactions from continuing operations of $0.5 million was recorded in the three months ended September 30, 2003. There were no such gains in the comparable period of 2004.

      A gain on sale of marketable equity securities of $2.2 million was recorded in the three months ended September 30, 2003. There were no such gains in the comparable period of 2004.

      Income from continuing operations before income taxes increased by $4.9 million in the three months ended September 30, 2004 as compared to the same period in 2003 as detailed above.

      Income tax expense of $3.6 million was recorded in the three months ended September 30, 2004 and 2003. Income tax expense was recorded by our corporate subsidiaries, NEG and American Casino.

      Income from continuing operations increased by $4.9 million in the three months ended September 30, 2004 as compared to the same period in 2003 as detailed above.

      Income from discontinued operations increased by $7.2 million in the three months ended September 30, 2004, as compared to the same period in 2003 due to gains on property dispositions.

      Net earnings for the three months ended September 30, 2004 increased by $12.1 million as compared to the three months ended September 30, 2003, primarily due to increased interest income ($13.9 million), increased income from discontinued operations ($7.2 million) and increased net hotel and casino operating income ($4.2 million) partially offset by increased interest expense ($7.8 million), decreased gain on sale of marketable debt securities ($2.2 million) and increased general and administrative expenses ($1.8 million).

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Gross revenues increased by $61.9 million, or 22.1%, during the nine months ended September 30, 2004 as compared to the same period in 2003. This increase reflects increases of $26.0 million in hotel and casino operating revenues, $21.5 million in interest income on U.S. government and agency obligations, $9.7 million in land, house and condominium sales, $2.4 million in NEG management fees, $2.4 million in accretion of investment in NEG Holding LLC, $1.2 million in dividend and other income, $0.8 million in hotel and resort operating income and $0.7 million in rental income, partially offset by decreases of $2.3 million in interest income on financing leases and $0.5 million in equity in earnings of GB Holdings. The increase in hotel and casino operating income is primarily due to an increase in casino, hotel, and food and beverage revenues. The increase in interest income on U.S. government and agency obligations is primarily due to the repayment of two mezzanine loans and increased interest income from other investments. The increase in land, house and condominium sales is primarily due to sales of higher priced units. The increase in NEG management fees is primarily due to management fees received from the Trans Texas Gas Corporation. The decrease in interest income on financing leases is primarily due to property sales and reclassifications.

      Expenses increased by $35.2 million, or 15.2%, during the nine months ended September 30, 2004, as compared to the same period in 2003. This increase reflects increases of $13.4 million in interest expense, $6.1 million in hotel and casino operating expenses, $5.4 million in land, house and condominium sales, $4.1 million in depreciation and amortization, $4.0 million in general and administrative expenses, $1.3 million in hotel and resort operating expenses and $0.9 million in property expenses. The increase in interest expense is primarily attributable to interest on the Senior Secured Notes issued by American Casino and the senior notes issued by us and preferred limited partnership units. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. The increase in the land, house and condominium sales is primarily attributable to increased sales, as discussed above. The increase in depreciation and amortization is primarily due to increased depreciation and amortization with respect to American Casino. The increase in general and administrative expenses is primarily attributable to expenses incurred in connection with the increase in NEG management fees and as a result of the Grand Harbor acquisition.

      Operating income increased during the nine months ended September 30, 2004 by $26.7 million as compared to the same period in 2003, as detailed above.

      Earnings from land, house and condominium operations increased by $4.3 million in the nine months ended September 30, 2004 compared to the same period in 2003 due to sales of higher priced units. Based on current information, sales are expected to decrease moderately during the remainder of 2004 into early 2005. However, the Company currently expects that the acquisition of Grand Harbor and the approval of a 35 unit sub-division in Westchester County, New York, should provide increased earnings from these operations in the second half of 2005.

      Earnings from hotel and casino operating properties increased by $19.9 million during the nine months ended September 30, 2004 due to increased revenues throughout the property.

      Gain on property transactions from continuing operations increased by $4.4 million during the nine months ended September 30, 2004, as compared to the same period in 2003.

      A gain on sale of marketable debt securities of $37.2 million was recorded in the nine months ended September 30, 2004, as compared to $2.2 million in the same period in 2003.

      A write-down of other investments of $18.8 million was recorded in the nine months ended September 30, 2003. There was no such write-down in the 2004 period.

      A write-down of equity securities available for sale of $1.0 million was recorded in the nine months ended September 30, 2003. There was no such write-down in the 2004 period.

      Income from continuing operations before income taxes increased by $85.9 million in the nine months ended September 30, 2004 as compared to the same period in 2003, as detailed above.

      Income tax expense of $12.9 million was recorded in the nine months ended September 30, 2004 as compared to $10.6 million in 2003. Income tax expense was recorded by our corporate subsidiaries NEG and American Casino.

      Income from continuing operations increased by $83.6 million in the nine months ended September 30, 2004 as compared to the same period in 2003, as detailed above.

      Income from discontinued operations increased by $61.6 million in the nine months ended September 30, 2004 as compared to the same period in 2003 due to gains on property dispositions.

      Net earnings for the nine months ended September 30, 2004 increased by $145.2 million as compared to the nine months ended September 30, 2003 primarily due to increased income from discontinued operations ($61.6 million), increased gain on marketable debt securities ($35.0 million), increased net hotel and casino operating income ($19.9 million), a write-down of other investments in 2003 ($18.8 million), increased gain on property dispositions from continuing operations ($4.4 million) and increased net land, house and condominium sales ($4.3 million).

Capital Resources and Liquidity

      Net cash provided by operating activities was $92.0 million for the nine months ended September 30, 2004 as compared to $18.5 million in the comparable period of 2003. This increase was primarily due to increased interest income ($21.5 million), an increase in hotel and casino operations ($19.4 million), an increase in land, house and condominium operations ($4.3 million), repayment of accounts payable and accrued expenses in 2003 and increased accounts payable and accrued expenses in 2004 ($46.6 million) and a decrease in receivables and other assets ($1.9 million) partially offset by an increase in interest expense ($13.4 million), an increase in general and administrative expenses ($4.0 million) and a decrease in cash flow from other operations ($2.8 million).

      The following table reflects, at September 30, 2004, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due (in $ millions):

	Less Than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total(1)

Mortgages payable	$4.7	$10.4	$38.4	$39.5	$93.0
Purchase of debt securities	127.0	—	—	—	127.0
Senior secured notes payable	—	—	—	215.0	215.0
Senior unsecured notes payable	—	—	—	353.0	353.0
Construction and development obligations	40.0	—	—	—	40.0

Total	$171.7	$10.4	$38.4	$607.5	$828.0

(1)	In addition, see Note 11 for preferred limited partnership redemption.

      On May 26, 2004, American Casino, an indirect wholly-owned subsidiary of the Company, completed the acquisition of two Las Vegas casino/hotels, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Carl C. Icahn and an entity affiliated with Icahn, for aggregate consideration of $125.9 million. The terms of the transaction were approved by the Audit Committee. AREH transferred 100% of the common stock of Stratosphere to American Casino. As a result, American Casino owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area.

      In January 2004, American Casino closed on its offering of senior secured notes due 2012. The notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds were held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie’s Decatur and Boulder. Upon satisfaction of all closing conditions, the proceeds of the offering were released from escrow. American Casino used the proceeds for the acquisition and to repay intercompany indebtedness and for distributions to AREH.

      The American Casino 7.85% senior secured notes due 2012 contain restrictions on dividends and distributions to us, the purchase of our equity interests in:American Casino, loans to us, as well as other transactions with us. American Casino also has a $20 million credit facility which contains similar restrictions. At September 30, 2004, there were no borrowings under the credit facility. The restrictions imposed by American Casino’s Senior Secured Notes and the credit facility likely will preclude our receiving payments from the operations of our principal hotel and gaming properties. American Casino accounted for 65% of our revenues in the nine months ended September 30, 2004 and 72% of our operating income in that period.

      On May 12, 2004, we closed our offering of Senior Notes due 2012. The notes, in the aggregate principal amount of $353 million, bear interest at the rate of 8.125% per annum. We intend to use the proceeds for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in our existing lines of business or other businesses and to provide additional capital to grow our existing businesses.

      Our 8.125% senior notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the 8.125% Senior Notes due 2012 as “restricted payments.” The notes also prohibit the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness (on a consolidated basis determined in accordance with generally accepted accounting principles) to tangible net worth of the Company (on a consolidated basis determined in accordance with generally accepted accounting principles, and taking into account any changes as a result of any (x) restricted payments, (y) assets sales or (z) contributions to equity or from the issuance on sale of equity interests or from the exchange or conversion of disqualified stock or debt would have been less than 1.75 to 1. As of September 30, 2004, such ratio was .49 to 1. In addition, the notes require that on each quarterly determination date (defined for each of the Company’s first, second and third quarter as the earlier of (1) the date we would have been required to file a quarterly report with the SEC on Form 10-Q and (2) the date we file our quarterly report) that the Fixed Charge Coverage Ratio of us and the guarantors of the notes (currently only AREH) for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date be at least 1.5 to one. For the four quarters ended September 30, 2004, such ratio was 10.71 to 1. If the ratio is less than 1.5 to 1, we will be deemed to have satisfied this test if there is deposited cash, which together with cash previously deposited for such purpose and not released, equal to the amount of interest on the notes for one year. If at any subsequent quarterly determination date, the ratio is at least 1.5 to 1, the funds will be released to us. The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of September 30, 2004, such ratio was 5.42 to 1. The notes also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

      At September 30, 2004, we had 21 properties under contract or as to which letters of intent had been executed by the potential purchaser, all of which contracts or letters of intent are subject to purchaser’s due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $40.4 million. These properties are unencumbered by mortgage debt.

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

      Net proceeds from the sale or disposal of portfolio properties totaled approximately $132.0 million in the nine months ended September 30, 2004. During the comparable period of 2003, sales proceeds totaled approximately $9.7 million. The Company intends to use asset sales, financing and refinancing proceeds for new investments.

      Capital expenditures for real estate, and hotel, casino and resort operations were approximately $14.2 million and $17.9 million during the nine months ended September 30, 2004 and 2003, respectively. In 2004, capital expenditures are currently expected to be approximately $20 million. In the nine months ended September 30, 2004, we acquired a rental property for approximately $14.6 million, a hotel and resort property for approximately $16.5 million and development property for approximately $62.2 million, the latter two acquired in the Grand Harbor acquisition.

      During the nine months ended September 30, 2004 and 2003, approximately $4.1 million and $9.1 million, respectively, of mortgage principal payments were repaid. These amounts do not include mortgage debt repaid in connection with sales of real estate.

      Our cash and cash equivalents and investment in U.S. government and agency obligations increased by $566.4 million during the nine months ended September 30, 2004 primarily due to proceeds from the issuance of our 8.125% senior notes due 2012 and of American Casino’s 7.85% senior secured notes due 2012 ($565.4 million), property sales proceeds ($132.0 million), cash provided by operations ($92.0 million), proceeds from the sale of marketable equity and debt securities ($86.5 million), repayment of mezzanine loans ($49.1 million), proceeds from mortgages payable ($10.0 million) and guaranteed payment from NEG Holdings ($8.0 million) partially offset by the purchase of the Arizona Charlies’ ($125.9 million), purchase of debt securities ($118.3 million), the Grand Harbor acquisition ($78.6 million), repayment of affiliate debt ($25.0 million), rental real estate acquisitions ($14.6 million) and capital expenditures ($14.2 million).

Off Balance Sheet Arrangements

      We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

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

      We are currently marketing for sale properties with a book value aggregating approximately $192 million at September 30, 2004, which are encumbered by mortgage debt which, in the aggregate, totals approximately $83 million. We may not be successful in obtaining purchase offers for our remaining properties at acceptable prices and sales may not be consummated. If we do not sell this real estate, we will not pay off the mortgages associated with these properties which would reduce the amount we could borrow for other purposes. Many of our properties are net-leased to single corporate tenants, it may be difficult to sell those properties that existing tenants decline to re-let. Our attempt to market the real estate portfolio may not be successful. Even if our efforts are successful, we cannot be certain that the proceeds from the sales can be used to acquire businesses and investments at prices or at projected returns which are deemed favorable.

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

      We continue to pursue the approval and development of our New Seabury property in Cape Cod, Massachusetts. The development plans have been opposed by the Cape Cod Commission. We have appealed its administrative decision asserting jurisdiction over the development and a Massachusetts Superior Court ruled that a development proposal for up to 278 residential units was exempt from the Commission’s jurisdiction. However, the Court has not ruled with respect to our initial proposal to build up to 675 residential/hotel units. We cannot predict the effect on our development of the property if we lose any appeal from the Court’s decision or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.

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

      The sale of alcoholic beverages at our Nevada properties is subject to licensing and regulation by the City of Las Vegas and Clark County, Nevada. The City of Las Vegas and Clark County have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action may, and revocation would, reduce the number of visitors to our Nevada casinos to the extent the availability of alcoholic beverages is important to them. Changes in ownership arising from the acquisition by American Casino of the Arizona Charlie’s casinos will require the approval of the City of Las Vegas and Clark County, Nevada in order for the applicable alcoholic beverage license to remain in effect. The acquisition may not receive the required approvals. If our alcohol licenses become in any way impaired, it would reduce the number of visitors. Any reduction in our number of visitors will reduce our revenue and cash flow.

Rising operating costs for our gaming and entertainment properties could have a negative impact on our profitability.

      The operating expenses associated with our gaming and entertainment properties could increase due to some of the following factors:

•	Potential changes in the tax or regulatory environment which impose additional restrictions or increase operating costs;

•	Our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our working capital;

•	Our Nevada properties use significant amounts of water and a water shortage may adversely affect our operations;

•	An increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	Some of our employees are covered by collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

•	Our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us; and

•	Our insurance coverage may not be adequate to cover all possible losses and our insurance costs may increase.

We face substantial competition in the hotel and casino industry.

      The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive.

•	We compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options.

•	We compete with the continued growth of gaming on Native American tribal lands, particularly in California.

•	The existence of legalized gambling in other jurisdictions may reduce the number of visitors to our properties.

•	Certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers, including Los Angeles, San Francisco and New York.

•	Our properties also compete and will in the future compete with all forms of legalized gambling.

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

      Our partnership agreement allows us to take advantage of investment opportunities we believe exist outside of the real estate market. The equity securities in which we may invest may include common stocks, preferred stocks and securities convertible into common stocks, as well as warrants to purchase these securities. The debt securities in which we may invest may include bonds, debentures, notes, or non-rated mortgage-related securities, municipal obligations, bank debt and mezzanine loans. Certain of these securities may include lower rated or non-rated securities which may provide the potential for higher yields and therefore may entail higher risk and may include the securities of bankrupt or distressed companies. In addition, we may engage in various investment techniques, including derivatives, options and futures transactions, foreign currency transactions, “short” sales and leveraging for either hedging or other purposes. We may concentrate our activities by owning one or a few businesses or holdings, which would increase our risk. We may not be successful in finding suitable opportunities to invest our cash and our strategy of investing in undervalued assets may expose us to numerous risks.

Our investments may be subject to significant uncertainties.

      Our investments may not be successful for many reasons including, but not limited to:

•	Fluctuation of interest rates;

•	Lack of control in minority investments;

•	Worsening of general economic and market conditions;

•	Lack of diversification;

•	Inexperience with non-real estate areas;

•	Fluctuation of U.S. dollar exchange rates; and

•	Adverse legal and regulatory developments that may affect particular businesses.

Oil and Gas

We face substantial risks in the oil and gas industry.

      The exploration for and production of oil and gas involves numerous risks. The cost of drilling, completing and operating wells for oil or gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formation;

•	equipment failures or repairs;

•	fires or other accidents;

•	adverse weather conditions;

•	pipeline ruptures or spills;

•	shortages or delays in the availability of drilling rigs and the delivery of equipment; and

•	price volatility.

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

Risks Relating to Our Structure

We and AREH are holding companies and will depend on the businesses of our subsidiaries to satisfy our obligations under the notes.

      We and AREH are holding companies. In addition to cash and cash equivalents, U.S. government and agency obligations and marketable equity and debt securities, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets at AREP and AREH in order to fund those investments and ongoing operations. Consequently, our cash flow and our ability to meet our debt service obligations likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of loans, dividends, distributions or otherwise. If we invest our cash, we may become dependent on our subsidiaries to provide cash to us to service our debt.

      The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment on the notes or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, the ACEP notes contain restrictions on dividends and distributions and loans to us, as well as other transactions with us. These likely will preclude our receiving payments from the operations of our principal hotel and gaming properties. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on the notes will be limited.

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

      The interests of Mr. Icahn, including his interests in entities in which he and we have invested or may invest in the future, may differ from AREP’s interests or its security holders interests and, as such, he may take actions that may not be in AREP’s interest.

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

      Mr. Icahn, through certain affiliates, currently owns 100% of API and approximately 86.5% of our outstanding depositary units and preferred units. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

      As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries, are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans which are underfunded by a total of approximately $28 million on an ongoing actuarial basis and $131 million if those plans were terminated, as most recently reported for the 2003 plan year by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the ACF controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

      The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.

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

We may become taxable as a corporation.

      We operate as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. We believe that we have been and are properly treated as a partnership for federal income tax purposes. However, the Internal Revenue Service, or IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income at regular corporate tax rates. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act of 1940, it is likely that we would be treated as a corporation for U.S. federal income tax purposes and subject to corporate tax on our net income at regular corporate tax rates. The cost of paying federal and possibly state income tax, either for past years or going forward, would be a significant liability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The United States Securities and Exchange Commission requires that registrants include information about primary market risk exposures relating to financial instruments. Through our operating and investment activities, we are exposed to market, credit and related risks, including those described elsewhere herein. As we may invest in debt or equity securities of companies undergoing restructuring or undervalued by the market, these securities are subject to inherent risks due to price fluctuations, and risks relating to the issuer and its industry, and the market for these securities may be less liquid and more volatile than that of higher rated or more widely followed securities.

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

      We invest in U.S. government and agency obligations which are subject to interest rate risk. As interest rates fluctuate, we will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at September 30, 2004, would decline by approximately $200,000.

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

      a. As of September 30, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation and our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      b. We are continuing our efforts to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. During the three months ended September 30, 2004, our independent consultants and management identified a significant deficiency in the consolidation process involving lack of segregation of duties within the accounting department. This significant deficiency was not believed to be a material weakness. We retained an assistant controller and we are in the process of updating our computer system in order to address this concern and to enhance financial reporting controls. We are also documenting some of our established internal procedures which have been followed but not fully documented. During the three months ended September 30, 2004, otherwise no change in our internal control over financial reporting occurred that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Corporate Governance Guidelines
99.2	Code of Business Conduct and Ethics

II-1

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REAL ESTATE PARTNERS, L.P.

By: American Property Investors, Inc., the general
partner of American Real Estate Partners, L.P.

By:	/s/ JOHN P. SALDARELLI

John P. Saldarelli
Treasurer, Chief Financial Officer
and Principal Accounting Officer

Date: November 9, 2004

II-2

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Corporate Governance Guidelines.
99.2	Code of Business Conduct and Ethics.