Form 10-K
period 2004-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2005-03-16
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-9516

AMERICAN REAL ESTATE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3398766
(State or other jurisdiction of incorporation or organization)	(.I.R.S. Employer Identification No.)

100 South Bedford Road, Mt. Kisco, New York	10549
(Address of principal executive offices)	(Zip Code)
(914) 242-7700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Depositary Units Representing Limited Partner Interests	New York Stock Exchange
5% Cumulative Pay-in-Kind Redeemable Preferred Units Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by a check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of depositary units held by nonaffiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $133,207,103.

AMERICAN REAL ESTATE PARTNERS, L.P.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business.
Introduction
      American Real Estate Partners, L.P., or AREP, is a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company engaged in a variety of businesses. Our primary business strategy is to continue to grow our core businesses, including real estate, gaming and entertainment, and oil and gas. In addition, we seek to acquire undervalued assets and companies that are distressed or in out of favor industries.
      Our businesses currently include rental real estate; real estate development; hotel and resort operations; hotel and casino operations; oil and gas exploration and production; and investments in equity and debt securities. We may also seek opportunities in other sectors, including energy, industrial manufacturing and insurance and asset management.
      Our general partner is American Property Investors, Inc., or API, a Delaware corporation, which is a wholly owned subsidiary of Beckton Corp., a Delaware corporation. All of the outstanding capital stock of Beckton Corp. is owned by Carl C. Icahn. Our business is conducted through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership, or AREH, in which we own a 99% limited partnership interest. API also acts as the general partner for AREH. API has a 1% general partnership interest in each of us and AREH. References to AREP in this Annual Report on Form 10-K include AREH, unless the context otherwise requires. As of March 1, 2005, affiliates of Mr. Icahn beneficially owned 39,896,836 units representing AREP limited partner interests, or the depositary units, representing approximately 86.5% of the outstanding depositary units, and 8,900,995 cumulative pay in kind redeemable preferred units, representing AREP limited partner interests, or the preferred units, representing approximately 86.5% of the outstanding Preferred Units. See Item 12 — “Security Ownership of Certain Beneficial Owners and Management.”
      In continuation of our strategy to grow our core businesses, we have recently acquired, and have entered into agreements to acquire, additional gaming and entertainment, real estate and oil and gas assets from unrelated parties and affiliates of Mr. Icahn.

•	American Casino & Entertainment Properties LLC. On May 26, 2004, our subsidiary, American Casino & Entertainment Properties LLC, or ACEP, acquired two Las Vegas hotels and casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder for aggregate consideration of $125.9 million. At that date, AREH transferred 100% of the common stock of Stratosphere Corporation, which owns and operates the Stratosphere Hotel in Las Vegas, Nevada, to ACEP.

•	Grand Harbor and Oak Harbor. In July 2004, we acquired Grand Harbor and Oak Harbor, two waterfront communities in Vero Beach, Florida. The communities include three golf courses, a tennis complex, fitness center, beach club and an assisted living facility. In addition, we acquired approximately 400 acres of land to the north of Grand Harbor which currently has entitlements to build approximately 600 homes and an 18 hole golf course. The total purchase price was approximately $75.0 million.

•	NEG Holding LLC. We currently own 50.01% of the outstanding common stock of National Energy Group, Inc., or NEG, and all of its approximately $148.6 million aggregate principal amount of notes. NEG owns a membership interest in NEG Holding LLC. NEG Holding owns 100% of NEG Operating LLC, an oil and gas exploration and production company. We have entered into an agreement to acquire the other membership interest in NEG Holding for an aggregate of up to 11,344,828 of depositary units, valued at $29.00 per unit, or an aggregate of up to $329 million. The number of depositary units is subject to reduction based upon NEG Holding’s oil and gas reserve reports, as of January 21, 2005, to be prepared by an independent reserve engineering firm.

•	TransTexas Gas Corporation. On December 6, 2004, we purchased $27.5 million aggregate principal amount of term notes issued by TransTexas, or the TransTexas Notes, which constitutes 100% of the outstanding term notes of TransTexas. We have entered into an agreement to acquire 100% of the equity of TransTexas, an oil and gas exploration and production company, for a purchase price of up to

$180.0 million payable in cash. The purchase price is subject to reduction based upon TransTexas Gas Corporation’s oil and gas reserve reports as of January 21, 2005, to be prepared by an independent reserve engineering firm.

•	Panaco, Inc. On December 6, 2004, we purchased $38.0 million aggregate principal amount of term loans issued by Panaco, which constitutes 100% of the outstanding term loans of Panaco, or the Panaco Debt. We have entered into an agreement to acquire 100% of the equity of Panaco, an oil and gas exploration and production company, for up to 4,310,345 depositary units, valued at $29.00 per unit, or an aggregate of up to $125.0 million. The number of units to be issued is subject to reduction based upon Panaco’s oil and gas reserve reports as of January 21, 2005, to be prepared by an independent reserve engineering firm.

•	GB Holdings, Inc. We currently own approximately 36.3% of the outstanding common stock of GB Holdings. On December 27, 2004, we purchased $37.0 million principal amount of the 3% notes due September 2008 issued by GB Holdings’ subsidiary, Atlantic Coast Entertainment Holdings, Inc., or Atlantic Holdings, bringing our ownership of that debt to approximately $63.9 million principal amount, or approximately 96.4% of the principal amount outstanding. The notes may be paid in full, at the option of the holders of a majority of their principal amount, with common stock of Atlantic Holdings. We also own warrants to purchase, upon the occurrence of certain events, approximately 10.0% of the fully diluted common stock of Atlantic Holdings. Atlantic Holdings owns 100% of ACE Gaming LLC, the owner and operator of The Sands Hotel and Casino located in Atlantic City, New Jersey. We have entered into an agreement to acquire an additional approximate 41.2% of the outstanding common stock of GB Holdings and warrants to purchase, upon the occurrence of certain events, an additional approximate 11.3% of the fully diluted common stock of Atlantic Holdings for an aggregate of 413,793 depositary units, valued at $29.00 per unit, or an aggregate of $12.0 million plus up to an additional 206,897 depositary units, valued at $29.00 per unit, or an additional $6.0 million, if GB Holdings meets certain earnings targets during 2005 and 2006. Upon completion of the acquisition, we will own approximately 77.5% of the outstanding GB Holdings common stock and warrants to purchase, upon the occurrence of certain events, approximately 21.3% of the fully diluted common stock of Atlantic Holdings. Warrants to purchase, upon the occurrence of certain events, approximately 27.5% of the fully diluted common stock of Atlantic Holdings are currently outstanding of which we own, currently, warrants to purchase up to 10.0% of the fully diluted common stock of Atlantic Holdings. Under certain circumstances, the Atlantic Holdings notes are convertible into approximately 47.3% of the fully diluted common stock of Atlantic Holdings. If all outstanding notes were converted and warrants exercised, giving effect to the acquisition, we would own approximately 63.4% of the Atlantic Holdings common stock, GB Holdings would own approximately 28.8% of the Atlantic Holdings common stock and the remaining shares would be owned by the public.

      On January 29, 2004, ACEP issued senior secured notes due 2012. The notes, in the aggregate principal amount of $215.0 million, bear interest at the rate of 7.85% per annum. ACEP used the proceeds of the offering for the acquisitions of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, to repay indebtedness owed to AREH and for distributions to its parent, American Entertainment Properties Corp., or AEP, a wholly owned subsidiary of AREH.
      On May 12, 2004, we issued senior notes due 2012. The notes, in the aggregate principal amount of $353.0 million, and priced at 99.266% of principal amount, bear interest at a rate of 8 1/8% per annum. The notes are guaranteed by AREH. Net proceeds from the offering have been and will continue to be used for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in either our existing lines of business or other businesses and to provide additional capital to grow our existing businesses.
      On February 7, 2005, we issued senior notes due 2013. The notes, in the aggregate principal amount of $480 million, bear interest at a rate of 7.125% per annum. The notes are guaranteed by AREH. Net proceeds from the offering will be used to fund the acquisition of TransTexas, to pay related fees and expenses, and for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in either our existing lines of business or other businesses and to provide additional capital to grow our existing businesses.

Pending Acquisitions
      The following describes the terms of the agreements for the acquisitions of TransTexas, NEG Holding, Panaco and GB Holding, which acquisitions have not been completed.

Oil and Gas

TransTexas Gas Corporation
      On January 21, 2005, National Onshore LP, the 1% general partnership interest of which and the 99% limited partnership interest of which are owned, respectively, by two limited liability companies, each of which is a wholly-owned subsidiary of AREP Oil & Gas LLC, which is a wholly-owned subsidiary of AREH, entered into an agreement and plan of merger with Highcrest Investors Corp., or Highcrest, an entity indirectly wholly-owned by Mr. Icahn, and TransTexas Gas Corporation pursuant to which we will acquire TransTexas. Pursuant to the TransTexas merger agreement, TransTexas will merge with and into National Onshore, all of the common stock of TransTexas will be canceled and cease to exist, and National Onshore will pay merger consideration to Highcrest of up to $180.0 million in cash. The consideration to be paid by us was based on TransTexas’ estimates of its and its subsidiaries’ oil and gas reserves. The reserve estimates are subject to confirmation by independent oil and gas reserve engineers, and the amount of the consideration to be paid is subject to a reduction, but not an increase, in accordance with the reserves determined by the engineers. The TransTexas merger agreement contains customary representations and warranties, indemnification provisions, covenants regarding the conduct of business prior to closing and conditions to closing.
      The closing of the transactions contemplated by the TransTexas merger agreement is subject to the satisfaction or waiver of certain conditions, including, for each of the parties, no action or proceeding by any governmental authority or other person shall have been instituted or threatened which (1) might have a material adverse effect on TransTexas or (2) could enjoin, restrain or prohibit, or could result in substantial damages in respect of, any provision of the TransTexas merger agreement or the consummation of the transactions contemplated by the TransTexas merger agreement. With respect to National Onshore, the closing of the transactions contemplated by the TransTexas merger agreement is also subject to (1) the satisfaction or waiver of the condition that no material adverse change with respect to TransTexas shall have occurred and no event shall have occurred which, in the reasonable judgment of National Onshore, is reasonably likely to have a material adverse effect and (2) the receipt of TransTexas’ oil and gas reserve reports. Highcrest has agreed to indemnify National Onshore, up to a maximum liability equal to the purchase price, against, and agreed to hold it harmless from, any and all losses it incurs associated with any breach of or any inaccuracy in any representation or warranty made by Highcrest in the merger agreement, or any breach of or failure by Highcrest to perform any of its covenants or obligations set out or contemplated in the merger agreement. A company wholly-owned by Mr. Icahn has agreed to guarantee all duties and obligations of Highcrest under the TransTexas merger agreement.
      TransTexas’ oil and gas reserve report for certain oil and gas properties located in Alabama, North Dakota and Texas prepared by an independent reserve engineering firm has been received. We believe that the information included within the report is consistent with the estimates of reserves upon which the purchase price was based.
      TransTexas and its wholly-owned subsidiaries, Galveston Bay Pipeline Company and Galveston Bay Processing Company, are engaged in the exploration, production and transmission of natural gas and oil, primarily in South Texas, including the Eagle Bay field in Galveston Bay and the Southwest Bonus field in Wharton County. Its exploration and production activities consist of geological and geophysical evaluation of current and prospective properties, the acquisition of mineral interests in prospects and the drilling, development and operation of leased properties for the production and sale of natural gas, condensate and crude oil. TransTexas operates substantially all of its producing properties. Highcrest acquired TransTexas upon its emergence from bankruptcy in August 2003.

NEG Holding LLC
      On January 21, 2005, we entered into a membership interest purchase agreement with Gascon Partners, or Gascon, Cigas Corp., or Cigas, and Astral Gas Corp., or Astral, pursuant to which we will purchase Gascon’s managing membership interest in NEG Holding for a purchase price of up to 11,344,828 of our depositary units, valued at $29.00 per unit, or an aggregate of up to $329.0 million. Gascon, Cigas and Astral are all directly or indirectly wholly owned by Carl C. Icahn. The number of depositary units to be issued was based on NEG Holding’s estimates of its and its subsidiaries’ oil and gas reserves. The reserve estimates are subject to confirmation by independent oil and gas reserve engineers, and the number of depositary units to be issued is subject to reduction, but not an increase, in accordance with the reserves determined by the engineers. The other member of NEG Holding is NEG, of which 50.01% of the common stock is owned by us. The NEG purchase agreement contains customary representations and warranties, indemnification provisions, covenants regarding the conduct of business prior to closing and conditions to closing.
      The closing of the transactions contemplated by the NEG purchase agreement is subject to the satisfaction or waiver of certain conditions, including, for each of the parties, no action or proceeding by any governmental authority or other person shall have been instituted or threatened which (1) might have a material adverse effect on NEG Holding or (2) could enjoin, restrain or prohibit, or could result in substantial damages in respect of, any provision of the purchase agreement or the consummation of the transactions contemplated by the purchase agreement. With respect to us, the closing of the transactions contemplated by the NEG purchase agreement is also subject to (1) the satisfaction or waiver of the condition that no material adverse change with respect to NEG Holding shall have occurred and no event shall have occurred which, in our reasonable judgment, is reasonably likely to have a material adverse effect and (2) the receipt of NEG Holding’s oil and gas reserve reports. Gascon has agreed to indemnify us, up to a maximum liability equal to the purchase price, against, and agreed to hold us harmless from, any and all losses we incur associated with any breach of or any inaccuracy in any representation or warranty made by Cigas and Astral or Gascon, as applicable, in the purchase agreement, or any breach of or failure by Cigas and Astral to perform any of their respective covenants or obligations set out or contemplated in the NEG purchase agreement. A company wholly-owned by Mr. Icahn has agreed to guarantee all the duties and obligations of Gascon under the NEG purchase agreement.
      NEG Holding is developing and exploiting existing properties by drilling development and exploratory wells, and recompleting and reworking existing wells. NEG Holding anticipates that it will continue its drilling operations on existing properties and will selectively participate in drilling opportunities generated by third parties. NEG Holding also seeks to acquire existing producing properties or interests in them.

Panaco, Inc.
      On January 21, 2005, we and National Offshore LP, or National Offshore, the 1% general partnership interest of which and the 99% limited partnership interest of which are owned, respectively, by two limited liability companies, each of which is a wholly-owned subsidiary of ours, entered into an agreement and plan of merger with Highcrest, Arnos Corp., or Arnos, and Panaco pursuant to which Panaco will merge with and into National Offshore, all of the common stock of Panaco will be canceled and cease to exist, and Highcrest and Arnos will be paid merger consideration of up to 4,310,345 depositary units, valued at $29.00 per unit, or an aggregate of up to $125.0 million. Highcrest and Arnos are indirectly wholly-owned by Mr. Icahn. The number of depositary units to be issued was based on Panaco’s estimates of its oil and gas reserves. The reserve estimates are subject to confirmation by independent oil and gas reserve engineers, and the number of depositary units to be issued is subject to reduction, but not an increase, in accordance with the reserves determined by the engineers. Immediately following the merger, we will contribute each of the general partner and limited partner interests of National Offshore to AREH and AREH will contribute such limited partnership interest to AREP Oil & Gas. The Panaco merger agreement contains customary representations and warranties, indemnification provisions, covenants regarding the conduct of business prior to closing and conditions to closing.

      The closing of the transactions contemplated by the Panaco merger agreement is subject to the satisfaction or waiver of certain conditions, including, for each of the parties, no action or proceeding by any governmental authority or other person shall have been instituted or threatened which (1) might have a material adverse effect on Panaco or (2) could enjoin, restrain or prohibit, or could result in substantial damages in respect of, any provision of the merger agreement or the consummation of the transactions contemplated by the merger agreement. With respect to National Offshore, the closing of the transactions contemplated by the Panaco merger agreement is also subject to (1) the satisfaction or waiver of the condition that no material adverse change with respect to Panaco shall have occurred and no event shall have occurred which, in the reasonable judgment of National Offshore, is reasonably likely to have a material adverse effect and (2) the receipt of Panaco’s oil and gas reserve reports. Highcrest and Arnos have agreed to indemnify National Offshore, up to a maximum liability equal to the purchase price, against, and agreed to hold it harmless from, any and all losses it incurs associated with any breach of or any inaccuracy in any representation or warranty made by Highcrest and Arnos in the merger agreement, or any breach of or failure by Highcrest and Arnos to perform any of their covenants or obligations set out or contemplated in the merger agreement. A company wholly-owned by Mr. Icahn has agreed to guarantee all duties and obligations of Highcrest and Arnos under the Panaco merger agreement.
      Panaco is an oil and gas exploration and production company focused primarily on opportunities in the Gulf Coast Region and offshore opportunities in the Gulf of Mexico. Panaco is in the business of selling oil and gas, produced on properties it leases, to third party purchasers. It obtains reserves of crude oil and gas by either buying them from others or drilling developmental and exploratory wells on acquired properties. It acquires producing properties with a view toward further exploitation and development, capitalizing on 3-D seismic and advanced directional drilling technology to recover reserves that were bypassed or previously overlooked. Highcrest and Arnos acquired Panaco upon its emergence from bankruptcy in November 2004.

Gaming and Entertainment

GB Holdings, Inc. (The Sands)
      On January 21, 2005, we entered into a purchase agreement with Cyprus, LLC, or Cyprus, pursuant to which we will purchase 4,121,033 shares of common stock of GB Holdings and 4,121,033 Atlantic Holdings warrants which are exercisable for an aggregate of 1,133,284 shares of common stock of Atlantic Holdings. Cyprus is indirectly wholly-owned by Mr. Icahn. The purchase price to be paid under the Sands purchase agreement for these securities is 413,793 depositary units, valued at $29.00 per unit, or an aggregate of $12.0 million, plus up to an additional 206,897 depositary units, valued at $29.00 per unit, or an aggregate of $6.0 million, to be paid after closing if Atlantic Holdings meets certain earnings targets during 2005 and 2006. The Sands purchase agreement contains customary representations and warranties, indemnification provisions, covenants regarding the conduct of business prior to closing and conditions to closing.
      The closing of the transactions contemplated by the Sands purchase agreement is subject to the satisfaction or waiver of certain conditions, including, for each of the parties, no action or proceeding by any governmental authority or other person shall have been instituted or threatened which (1) might have a material adverse effect on GB Holdings or Atlantic Holdings or (2) could enjoin, restrain or prohibit, or could result in substantial damages in respect of, any provision of the purchase agreement or the consummation of the transactions contemplated by the purchase agreement. With respect to us, the closing of the Sands purchase agreement is also subject to the satisfaction or waiver of the condition that no material adverse change with respect to GB Holdings or Atlantic Holdings shall have occurred and no event shall have occurred which, in our reasonable judgment, is reasonably likely to have a material adverse effect. Cyprus has agreed to indemnify us against, and agreed to hold us harmless from, any and all losses we incur associated with any breach of or any inaccuracy in any representation or warranty made by Cyprus in the purchase agreement, or any breach of or failure by Cyprus to perform any of its covenants or obligations set out or contemplated in the purchase agreement. A company wholly-owned by Mr. Icahn has agreed to guarantee all duties and obligations of Cyprus under the Sands purchase agreement.

      GB Holdings has no operating activities. Its significant asset is its investment in Atlantic Holdings, which is the parent company of ACE Gaming LLC. The principal business activity of ACE Gaming is its ownership and operation of The Sands Hotel and Casino. The Sands Hotel and Casino is located in Atlantic City, New Jersey, on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands Hotel and Casino facility currently consists of a casino and simulcasting facility with approximately 78,000 square feet of gaming space containing approximately 2,200 slot machines and 73 table games; two hotels with a total of 620 rooms, including 170 suites; five restaurants; two cocktail lounges; two private lounges for invited guests; an 800-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; the “People Mover,” an elevated, enclosed, one-way moving sidewalk connecting The Sands Hotel and Casino to the Boardwalk using air rights granted by an easement from the City of Atlantic City and garage and surface parking for approximately 1,750 vehicles.

Audit Committee Approval
      As of the date of the agreements described above, Mr. Icahn indirectly owned approximately 86.5% of our depositary units and preferred units and indirectly owned 100% of our general partner, API. Each of the transactions described above was approved by our audit committee. The audit committee was advised as to each transaction by independent financial advisors and by legal counsel. The audit committee received fairness opinions to the effect that, as of January 21, 2005, the consideration to be paid by us or our subsidiaries, as applicable, in each such transaction, was fair, from a financial point of view, to us.

Unitholder Approval
      Under the rules of the New York Stock Exchange, the issuance of depositary units requires the approval of the holders of our depositary units. The closing of the transactions contemplated by each of the NEG purchase agreement, the Panaco merger agreement and the Sands purchase agreement is subject to that approval being obtained.
Rental Real Estate Investments
      Our rental real estate operations consist primarily of retail, office and industrial properties leased to single corporate tenants. Historically, substantially all of our real estate assets leased to others have been net-leased under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and, therefore, we are not typically responsible for payment of expenses, including maintenance, utilities, taxes, insurance or any capital items associated with such properties.
      To capitalize on favorable real estate market conditions and the mature nature of our commercial real estate portfolio, we have offered for sale our rental real estate portfolio. During the year ended December 31, 2004, we sold 57 rental real estate properties for approximately $245.4 million. These properties were encumbered by mortgage debt of approximately $93.8 million that we repaid from the sale proceeds. As of December 31, 2004, we owned 71 rental real estate properties with a book value of approximately $196.3 million, individually encumbered by mortgage debt which aggregated approximately $91.9 million. As of December 31, 2004, we had entered into conditional sales contracts or letters of intent for 15 rental real estate properties. Selling prices for the properties covered by the contracts or letters of intent would total approximately $97.9 million. These properties are encumbered by mortgage debt of approximately $36.0 million. Because of the conditional nature of sales contracts and letters of intent, we cannot be certain that these properties will be sold. We continue to seek purchasers for our remaining rental real estate portfolio. We cannot be certain that we will receive offers satisfactory to us or, if we receive offers, any of the properties will ultimately be sold at prices acceptable to us. From January 1, 2005 through March 1, 2005, we sold four of these rental real estate properties for approximately $46.5 million. These properties were encumbered by approximately $10.8 million of mortgage debt.

      We continue to seek opportunities to acquire additional rental real estate properties. While we believe opportunities in real estate related acquisitions continue to remain available, there is increasing competition for these opportunities and the increased competition affects price and the ability to find quality assets that provide attractive returns.
Real Estate Development
      Our residential home development operations focus primarily on the construction and sale of single-family homes, custom-built homes, multi-family homes and residential lots in subdivisions and in planned communities. Our home building business is managed by Bayswater Development L.L.C., our wholly-owned subsidiary. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.
      Bayswater currently is developing seven residential subdivisions in New York, Florida and Massachusetts. In New York, Bayswater is developing two high-end residential subdivisions in Westchester County: Penwood, located in Bedford, and Hammond Ridge, located in Armonk and New Castle. Bayswater also is seeking approval to develop Pondview Estates which is located in Patterson and Kent in Putnam County, New York. In Naples, Florida, Bayswater is building, developing and selling Falling Waters, a condominium development. In Cape Cod, Massachusetts, Bayswater is pursuing the development of our New Seabury property, a proposed luxury second-home waterfront community. In July 2004, we acquired Grand Harbor and Oak Harbor, residential waterfront communities in Vero Beach, Florida.
      Penwood. Located in Bedford, New York, Penwood consists of 44 lots situated on 297 acres. The development is approximately one hour from Manhattan. Homes are situated on lots that range from 2.1 acres to 14.5 acres. Homes range in size from 5,400 square feet to 9,600 square feet. The average selling price of a Penwood home is $2.4 million, with a range of sales prices between $2.0 million and $3.4 million. As of December 31, 2004, we have sold 33 of the 44 units and one unit was under contract.
      Hammond Ridge. Located in Armonk and New Castle, New York, Hammond Ridge consists of 37 single-family lots situated on 220 acres. The development is approximately 40 minutes from Manhattan. We acquired the land through the purchase and foreclosure of a bank loan. At the time of acquisition, the land was unentitled. Purchasers of Hammond Ridge units may select one of many home designs and many options and upgrades that we offer or customize designs. The average selling price of a Hammond Ridge home is $2.1 million, with a range of prices between $1.6 million and $2.8 million. From January 2004, when sales commenced, through December 31, 2004, we have executed sale contracts for 16 of the 37 homes.
      Pondview Estates. Located in Patterson and Kent, New York, Pondview Estates is a townhouse condominium development on a 91-acre wooded hillside overlooking an on-site pond. We expect to build a 50-townhouse condominiums once final approvals are granted. Pre-sales are expected to begin in 2005.
      Falling Waters. Located in Naples, Florida, Falling Waters is a 793-unit condominium development on 158 acres located approximately ten minutes from downtown Naples, Florida. It is a gated community with 24-hour security. The average selling price is $200,000. As of December 31, 2004, there were 175 units remaining to be constructed, 170 of which have been pre-sold and five of which remain to be sold.
      Grand Harbor and Oak Harbor. On July 22, 2004, we completed the acquisition of these two waterfront communities in Vero Beach, Florida. As of December 31, 2004, approximately 900 homes had been built and sold in the communities. Grand Harbor and Oak Harbor include properties in various stages of development, including 364 improved lots and 36 substantially finished homes ready for sale. In addition, we acquired approximately 400 acres of land to the north of Grand Harbor which currently has entitlements to build approximately 600 homes and an 18 hole golf course. The total purchase price for the Grand Harbor and Oak Harbor communities and the additional entitled land was approximately $75.0 million.
      New Seabury Development. Located in Cape Cod, Massachusetts, New Seabury is a 381 acre resort community overlooking Nantucket Sound and Martha’s Vineyard. There are approximately 178 acres of land for development. We acquired the property in bankruptcy in 1998 after community members voted in favor of our involvement.

      Construction has been delayed by a dispute with the Cape Cod Commission, a Massachusetts regional planning body that claims that it has jurisdiction to review and approve our proposed development. We commenced litigation to contest the commission’s decision to exercise jurisdiction and a Massachusetts court has ruled that a development proposal of up to 278 residential units and 145,000 square feet of commercial space is exempt from the commission’s jurisdiction. The court has not ruled on our proposal to build up to 675 residential/hotel units. Litigation is continuing, however, the parties are currently in settlement negotiations. Although we are currently in settlement negotiations with the Cape Cod Commission, these discussions may not be successful. We cannot predict the effect on the development process if we lose any appeal or if the commission is ultimately successful in asserting jurisdiction over any of our development proposals.
      Additional Developments. We have invested and expect to continue to invest in undeveloped land and development properties. We are highly selective in making investments in residential home development. Currently we are reviewing a wide variety of potential developments in New York and Florida.
Hotel and Resort Operations
      New Seabury Resort. New Seabury is a resort community overlooking Nantucket Sound and Martha’s Vineyard in Cape Cod, Massachusetts. In addition to our residential development at New Seabury, we operate a full-service resort. The property currently includes a golf club with two 18 hole championship golf courses, the Popponesset Inn, which is a casual waterfront dining and wedding facility, a private beach club, a fitness center and a 16 court tennis facility.
      We invested a total of $28.0 million to acquire our interest in New Seabury and have invested approximately $30.0 million in additional improvements through December 31, 2004. We have replaced an outdated clubhouse with a 42,000 square foot state of the art facility which includes indoor and outdoor dining, a clubroom, banquet facilities, conference capability, a pro shop, locker rooms, a snack bar and indoor cart storage. We have constructed a 300,000 gallon per day wastewater treatment plant for resort facilities and future development. We have built a new 2,500 square foot state of the art poolside fitness center. We have reconfigured and reconstructed the Dunes Golf Course. We have invested capital to reconfigure our two championship golf courses and maintain their status as a high-end private facility.
      Grand Harbor and Oak Harbor. In addition to the residential development at Grand Harbor and Oak Harbor, we acquired three golf courses, a tennis complex, fitness center, beach club and clubhouses and an assisted living facility located adjacent to the Intracoastal Waterway in Vero Beach, Florida.
Hotel and Casino Operations
      Our primary hotel, casino and resort operations consist of our ownership of Stratosphere Casino Hotel & Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas, Nevada. Since we acquired the Stratosphere in 1998, we have invested approximately $118.0 million to, among other things, build a 1,000-room hotel tower. We acquired Arizona Charlie’s Decatur and Arizona Charlie’s Boulder from Mr. Icahn and his affiliates for approximately $125.9 million in May 2004. We also own approximately 36.3% of the common stock of the holding company that indirectly owns and operates The Sands Hotel and Casino.

Stratosphere
      The Stratosphere is situated on approximately 31 acres of land located at the northern end of the Las Vegas Strip. We believe the Stratosphere is one of the most recognized landmarks in Las Vegas. The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, it is the tallest building west of the Mississippi River. The Tower includes an award-winning 336-seat revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, and the highest indoor/outdoor observation deck in Las Vegas. The Tower also features the three highest amusement rides in the world, for which we charge a price of $5 to $9 per ride. On March 10, 2005, we launched a fourth thrill ride, Insanity, designed to spin passengers in a centrifugal motion at 40-miles per hour over the edge of the Tower. In addition, the Tower has a cocktail lounge, a wedding chapel and event space.

      The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,400 slot machines, 48 table games and a race and sports book. Seven themed restaurants and four lounges, two of which feature live entertainment, are all located adjacent to the casino. These facilities have been designed to enable convenient access to the casino. For the years ended December 31, 2004, 2003 and 2002, approximately 70.6%, 70.1% and 72.4%, respectively, of the Stratosphere’s gaming revenue was generated by slot machine play and 27.4%, 28.0% and 26.8%, respectively, by table games. The Stratosphere derives its other gaming revenue from the race and sports book, which primarily serves to attract customers for slot machines and table games.
      The hotel has 2,444 rooms, including 131 suites. The hotel amenities include a 67,000 square foot pool and a recreation area with a café, cocktail bar, private cabanas and a fitness center located on the 8th floor. Beach Club 25, located on the 25th floor, provides a secluded adult pool. The Stratosphere is currently in the process of refurbishing approximately 1,400 of its guest rooms, which is expected to be completed in 2005. In addition, we own land which is suitable for additional development, if we determine the opportunity exists.
      The retail center, located on the second floor of the base building, occupies approximately 110,000 square feet of developed retail space. The retail center contains 43 shops, six of which are food venues, and 15 merchant kiosks. Adjacent to the retail center is the 640-seat showroom that currently offers afternoon and evening shows, which are designed to appeal to the wide spectrum of value-minded visitors who come to Las Vegas. The Stratosphere’s entertainment includes American Superstars, a celebrity tribute featuring today’s and yesterday’s hottest stars, and Viva Las Vegas, Las Vegas’ longest-running daytime show now in its twelfth year, featuring singing, dancing, comedy and specialty acts, and Bite, a vampire-themed adult review. The retail center also includes a full-service salon and spa. The parking facility accommodates approximately 4,000 cars.
      The Stratosphere utilizes the unique amenities of its Tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious middle-market Las Vegas visitor. The Top of the World restaurant, however, caters to higher-end customers. Stratosphere offers competitive payout ratios for its slot machines and video poker machines and competitive odds for its table games and sports book products. Stratosphere offers attractive and often unique table games, including Single Zero Roulette and Ten Times Odds on Craps, that provide patrons with odds that are better than the standard odds at other Las Vegas casinos. The Stratosphere participates in our Ultimate Rewards Club which provides members with cash and/or complimentaries at the casino, which can be used at Arizona Charlie’s Decatur or Arizona Charlie’s Boulder. Advertising and promotional campaigns are designed to maximize hotel room occupancy, visits to the Tower and attract and retain players on property.

Arizona Charlie’s Decatur
      Arizona Charlie’s Decatur opened in April 1988 as a full-service hotel and casino geared toward residents of Las Vegas and surrounding communities. Arizona Charlie’s Decatur is located on approximately 17 acres of land four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area. The property is easily accessible from Route 95, a major highway in Las Vegas.
      Arizona Charlie’s Decatur contains approximately 52,000 square feet of gaming space with approximately 1,500 slot machines, 15 table games, a race and sports book, a 24-hour bingo parlor, a Keno lounge and a 16-seat poker lounge. Approximately 68% of the slot machines at Arizona Charlie’s Decatur are video poker games. Arizona Charlie’s Decatur emphasizes video poker because it is popular with local players and generates, as a result, high volumes of play and casino revenue. For the years ended December 31, 2004, 2003 and 2002, approximately 90.0%, 90.8% and 91.3%, respectively, of the property’s gaming revenue was generated by slot machine play and 5.1%, 5.0% and 5.7%, respectively, by table games. Arizona Charlie’s Decatur derives its other gaming revenue from bingo, Keno, poker and the race and sports book, which primarily serve to attract customers for slot machines and table games.

      Arizona Charlie’s Decatur currently has 258 rooms, including nine suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location and cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas.
      Arizona Charlie’s Decatur provides complimentary entertainment as a component of its overall customer appeal. The Naughty Ladies Saloon, features a variety of entertainment, including live bands, musician showcase nights and jam sessions. Arizona Charlie’s Decatur has focused on the appeal of its entertainment programming in order to retain its customers and increase the play at its casino.
      Arizona Charlie’s Decatur markets its hotel and casino primarily to local residents of Las Vegas and the surrounding communities. We believe that the property’s pricing and gaming odds make it one of the best values in the gaming industry and that its gaming products, hotel rooms, restaurants and other amenities attract local customers in search of reasonable prices, smaller casinos and more attentive service. Arizona Charlie’s Decatur also tailors its selection of slot machines and table games, to local casino patrons. Slot machines include video poker machines and table games include double-deck, hand-dealt black jack. In addition, the casino features a selection of games that invite personal interaction and which we believe are set for higher payout rates than those at other Las Vegas casinos generally.

Arizona Charlie’s Boulder
      Arizona Charlie’s Boulder opened in 1988 as a stand-alone hotel and RV park. The full-service casino opened in May 2000. Arizona Charlie’s Boulder is situated on approximately 24 acres of land located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the most heavily traveled east/west highway in Las Vegas.
      Arizona Charlie’s Boulder contains approximately 41,000 square feet of gaming space with approximately 850 slot machines, 14 table games, a race and sports book and a 24-hour bingo parlor. Approximately 65% of the slot machines at Arizona Charlie’s Boulder are video poker games. Arizona Charlie’s Boulder emphasizes video poker because it is popular with local players and generates, as a result, high volumes of play and casino revenue. For the years ended December 31, 2002, 2003 and 2004 approximately 92.9%, 86.9% and 89.1%, respectively, of gaming revenue was generated by slot machine play and 10.4%, 9.3% and 7.0%, respectively, by table games. Arizona Charlie’s Boulder derives its other gaming revenue from bingo and the race and sports book, which primarily serve to attract customers for slot machines and table games.
      Arizona Charlie’s Boulder currently has 303 rooms, including 221 suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location and cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. We recently renovated our hotel room interiors.
      Arizona Charlie’s Boulder provides complimentary entertainment as a component of its overall customer appeal. Palace Grand, features live bands at no charge.
      Arizona Charlie’s Boulder also has an RV park. With 30- to 70-foot pull through stations and over 200 spaces, it is one of the largest short-term RV parks on the Boulder Strip. The RV park offers a range of services, including laundry facilities, game and exercise rooms, swimming pool, whirlpool and shower facilities, which are included in the nightly, weekly or monthly rates.
      Arizona Charlie’s Boulder markets its hotel and casino primarily to residents of Las Vegas and the surrounding communities. We believe that its pricing and gaming odds make it one of the best values in the gaming industry and that its gaming products, hotel rooms, restaurants, and other amenities attract local customers in search of reasonable prices, smaller casinos and more attentive service. Arizona Charlie’s Boulder also tailors its selection of slot machines, including many diverse video poker machines, and table games, including double-deck hand-dealt blackjack, to local casino patrons. In addition, the casino features a selection of games that invite personal interaction and which we believe are set for higher payout rates than those at other Las Vegas casinos generally.

The Sands Hotel and Casino
      We own approximately 3.6 million shares of common stock of GB Holdings, representing approximately 36.3% of its outstanding common stock and, including the recent purchase of $37.0 million principal amount of the Atlantic Holdings Notes, own approximately $63.9 million principal amount, or approximately 96.4%, of the Atlantic Holdings Notes. We also own warrants to purchase, upon the occurrence of certain events, approximately 10.0% of the fully diluted common stock of Atlantic Holdings. GB Holdings owns 100% of Atlantic Holdings. Atlantic Holdings owns 100% of ACE Gaming, the owner and operator of The Sands Hotel and Casino. The Sands Hotel and Casino is located in Atlantic City, New Jersey on approximately 6.1 acres of land one-half block from the Boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands Hotel and Casino facility currently consists of a casino and simulcasting facility with approximately 78,000 square feet of gaming space, two hotels with a total of 620 rooms, and related amenities. ACEP personnel provide certain executive management services to The Sands Hotel and Casino.
      On July 22, 2004, GB Holdings and Atlantic Holdings consummated an exchange offer in which Atlantic Holdings offered to exchange $110.0 million principal amount of its secured notes due September 2008 with an interest rate of 3% per annum payable at maturity, for $110.0 million principal amount of 11% secured notes due September 2005 of GB Property Funding, Inc., a wholly-owned subsidiary of GB Holdings. In the exchange offer, holders of 60.2% of the outstanding principal amount of the 11% secured notes due September 2005, including the 58.2% held by Mr. Icahn and affiliated companies, including AREP, exchanged those notes. Upon completion of the exchange offer, approximately $43.7 million principal amount of GB Holdings debt was outstanding and approximately $66.3 million principal amount of Atlantic Holdings debt was outstanding, $26.9 million of which was owned by AREH and $37.0 million of which was owned by affiliates of Mr. Icahn. The 3% notes due September 2008 may be paid in full, at the option of the holders of a majority of their principal amount, with common stock of Atlantic Holdings. The transaction also included the following:

•	The indenture for the 11% secured notes due September 2005 was amended to remove certain provisions and covenants and release the liens on The Sands Hotel and Casino’s assets that secured the notes;

•	The Sands Hotel and Casino’s assets were transferred to a wholly-owned subsidiary of Atlantic Holdings, ACE Gaming; and

•	The 3% notes due September 2008 were secured by a pledge of all of the assets of ACE Gaming, including The Sands Hotel and Casino.
      The GB Holdings common stockholders received warrants, that are exercisable, following the occurrence of certain events, for 27.5% of the fully diluted common stock of Atlantic Holdings.
      GB Holdings and Atlantic Holdings are reporting companies under the Securities Exchange Act of 1934 and each separately files with the Securities and Exchange Commission annual, quarterly and current reports that are available to the public free of charge either from each respective company or at the SEC website at http://www.sec.gov.
Oil and Gas

National Energy Group, Inc.
      In October 2003, pursuant to a purchase agreement dated as of May 16, 2003, we acquired certain debt and equity securities of NEG from entities affiliated with Mr. Icahn for an aggregate consideration of approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities. The agreement was reviewed and approved by our Audit Committee which was advised by independent financial advisors and legal counsel. The securities acquired were $148.6 million in principal amount of debt securities, or the NEG Notes, representing all of NEG’s outstanding debt securities, and 5,584,044 shares of common stock of NEG. As a result of this transaction and the acquisition by us of additional shares of common stock of

NEG, we currently beneficially own 50.01% of the outstanding common stock of NEG. The remaining shares of common stock of NEG are publicly held. NEG is a reporting company under the Securities Exchange Act of 1934 and separately files with the Securities and Exchange Commission annual, quarterly and current reports that are available to the public free of charge either from NEG or at the SEC website at http://www.sec.gov.
      NEG owns a membership interest in NEG Holding. The other membership interest in NEG Holding is held by Gascon, an affiliate of Mr. Icahn. Gascon is the managing member of NEG Holding. NEG Holding owns NEG Operating which is engaged in the business of oil and gas exploration and production with properties located on-shore in Texas, Louisiana, Oklahoma and Arkansas. NEG Operating’s oil and gas properties are managed by NEG. We have agreed to acquire the membership interest in NEG Holding owned by Gascon.
      Pursuant to the NEG Holding operating agreement between NEG and Gascon, distributions from NEG Holding to NEG and Gascon are made in the following order: (1) Guaranteed payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding priority amount. The priority amount is equal to the amount of the NEG Notes due to us. As of December 31, 2004, the priority amount was $148.6 million. The guaranteed payments will be made on a semi-annual basis; (2) The priority amount is to be paid to NEG. Such payment is to occur by November 6, 2006; (3) An amount equal to the priority amount and all guaranteed payments paid to NEG, plus any additional capital contributions made by Gascon, less any distributions previously made to Gascon, is to be paid to Gascon; (4) An amount equal to the aggregate annual interest (calculated at prime plus 1/2% on the sum of the guaranteed payments), plus any unpaid interest for prior years (calculated at prime plus 1/2% on the sum of the guaranteed payments), less any distributions previously made by NEG Holding to Gascon, is to be paid to Gascon; and (5) After the above distributions have been made, any additional distributions will be made in accordance with the ratio of NEG’s and Gascon’s respective capital accounts, as defined in the operating agreement.
      The operating agreement further contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem NEG’s membership interest at a price equal to the fair market value of the interest determined as if NEG Holding had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets will be made by an independent third party jointly engaged by Gascon and NEG, unless otherwise agreed.
      The management and operation of NEG Operating is being undertaken by NEG pursuant to a management agreement which NEG has entered into with NEG Operating. However, neither NEG’s officers nor directors will control the strategic direction of NEG Operating’s oil and gas business, including oil and gas drilling and capital investments, which is controlled by the managing member of NEG Holding, currently Gascon. The management agreement provides that NEG will manage NEG Operating’s oil and gas assets and business until the earlier of November 1, 2006, or such time as NEG Operating no longer owns any of the managed oil and gas properties. NEG’s employees conduct the day-to-day operations of NEG Operating’s oil and gas properties, and all costs and expenses incurred in the operation of the oil and gas properties are borne by NEG Operating; although the management agreement provides that the salary of NEG’s Chief Executive Officer will be 70% attributable to the managed oil and gas properties, and the salaries of each of the General Counsel and Chief Financial Officer will be 20% attributable to the managed oil and gas properties. In exchange for NEG’s management services, NEG Operating pays NEG a management fee equal to 115% of the actual direct and indirect administrative and reasonable overhead costs incurred by NEG in operating the oil and gas properties which either NEG or NEG Operating may seek to change within the range of 110%-115%, as such change is warranted. However, the parties have agreed to consult with each other to ensure that the administrative and reasonable overhead costs attributable to the managed properties are properly reflected in the management fee paid to NEG. In addition, NEG Operating has agreed to indemnify NEG to the extent it incurs any liabilities in connection with its operation of the assets and properties of NEG Operating, except to the extent of its gross negligence or misconduct. NEG recorded $6.2 million as a management fee for NEG Operating for the year ended December 31, 2004.

      On August 28, 2003, NEG and TransTexas entered into a management agreement pursuant to which NEG provides management and administrative services with respect to TransTexas’ oil and gas operations. As consideration for performance of these services, TransTexas is required to pay to NEG a monthly fee of $312,500. The agreement will terminate (1) 90 days following a written notice of termination by NEG, (2) as may be mutually agreed by NEG and TransTexas, (3) 30 days following a written notice of termination by TransTexas or (4) 30 days following any day where a majority of the TransTexas board of directors ceases to be comprised of High River’s designees unless the newly-constituted board of directors agrees to waive application of this termination. NEG recorded $4.7 million as a management fee for TransTexas for the year ended December 31, 2004.
      On November 16, 2004, NEG and Panaco entered into a management agreement pursuant to which NEG provides management and administrative services with respect to Panaco’s oil and gas operations. As consideration for performance of these services, Panaco is required to pay to NEG a monthly fee equal to 115% of the actual direct and indirect administrative costs incurred by NEG. The agreement will terminate (1) 90 days following a written notice of termination by either Panaco or NEG, (2) as may be mutually agreed by NEG and Panaco or (3) 30 days following any day where the Panaco board of directors ceases to be comprised of one or more members who are not affiliates of NEG unless such members agree to waive application of this termination provision. NEG recorded $0.7 million as a management fee for Panaco for the year ended December 31, 2004.

TransTexas and Panaco
      On December 6, 2004, we purchased from affiliates of Mr. Icahn $27.5 million aggregate principal amount, or 100%, of the TransTexas Notes and all the membership interests of Mid River, the assets of which consist of $38.0 million principal amount, or 100%, of the Panaco Debt. As noted above, we have entered into agreements with affiliates of Mr. Icahn to purchase 100% of the equity of TransTexas and Panaco.
Investments
      We also seek to purchase undervalued securities to maximize our returns. Undervalued securities are those which we believe may have greater inherent value than indicated by their then current trading price and may present the opportunity for “activist” bondholders or shareholders to act as catalysts to realize value. The equity securities in which we may invest may include common stocks, preferred stocks and securities convertible into common stocks, as well as warrants to purchase these securities. The debt securities and obligations in which we may invest include bonds, debentures, notes, mortgage-related securities and municipal obligations. Certain of these securities may include lower rated securities which may provide the potential for higher yields and therefore may entail higher risks. In addition, we may engage in various investment techniques, including options and futures transactions, foreign currency transactions and leveraging for hedging or other purposes.
      The undervalued securities in which we invest may be undervalued due to market inefficiencies, may relate to opportunities in which economic or market trends have not been identified and reflected in market value, or may include complex or not readily followed securities. Less favorable financial reports, lowered credit ratings, revised industry forecasts or sudden legal complications may result in market inefficiencies and undervalued situations. We may determine to establish an ownership position through the purchase of debt or equity securities of such entities and then negotiate for the ownership or effective control of some or all of the underlying equity in such assets.
      During 2004, our significant investment activity included:

•	the purchase for approximately $205.8 million of an aggregate of approximately $278.1 million principal amount of secured bank debt of WestPoint Stevens Inc. Approximately $193.6 million principal amount is secured by a first priority lien of certain assets of WestPoint, and approximately $84.5 million principal amount is secured by a second priority lien. WestPoint currently is operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code;

•	the purchase of an aggregate of approximately $71.8 million of secured bank debt of Union Power Partners L.P. and Panda Gila River L.P., independent power producers, for a purchase price of approximately $39.3 million. No interest is currently being received on this debt;

•	the sale, for $82.3 million, of approximately $86.9 million principal amount of corporate debt securities which we purchased for approximately $45.1 million, recognizing a gain of $37.2 million; and

•	the short sale of approximately 2.5 million shares of common stock of a company in bankruptcy.
      On February 28, 2005, WestPoint and certain of its subsidiaries entered into an asset purchase agreement with New Textile Holding Co. and New Textile Co., for the sale of substantially all of WestPoint’s assets pursuant to Section 363 of the U.S. Bankruptcy Code. The consummation of the transactions contemplated by the asset purchase agreement is subject to the receipt of any higher or better offers through a bidding process. We are exploring our alternatives with respect to WestPoint Stevens which, among other things, may include bidding for the assets or objecting to the asset purchase agreements with New Textile Holding Co. and New Textile Co.
      Our real estate lending operations consist of making second mortgage or secured mezzanine loans to developers and existing property owners for the purpose of developing single-family homes, luxury garden apartments or commercial properties. This financing may provide for a contractual rate of interest to be paid as well as providing for a participation in the profits of the development. The security for these loans is a pledge of the developers’ ownership interest in the properties and may also include a second mortgage on the property. These loans are subordinate to construction financing and are generally referred to as mezzanine loans. Our mezzanine loans have historically accrued interest at approximately 22% per annum. Bayswater’s home building infrastructure and expertise allow us to evaluate financing opportunities relating to residential properties and complete developments when necessary.
      On April 30, 2004, we received approximately $16.7 million for the prepayment of a mezzanine loan. The principal amount of the loan was $11.0 million. The prepayment included approximately $5.7 million of accrued interest which was recognized as interest income in the year ended December 31, 2004. In June and July of 2004, we received approximately $43.3 million in repayment of a mezzanine loan. The payment included $31.0 million of principal and accrued interest of approximately $12.3 million. Interest income of approximately $12.3 million was recognized in the year ended December 31, 2004. As of December 31, 2004, we did not own any mezzanine loans.
      We held one second mortgage loan in the principal amount of $7.0 million which was repaid in August 2004.
      We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940. Generally, this means that we do not intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. In addition, we intend to structure our investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code of 1986, as amended.
Real Estate Leasing Activities
      In 2005, 14 leases covering 24 of our properties representing approximately $3.6 million in annual rentals are scheduled to expire. Of the 14 leases, six leases representing approximately $2.9 million in annual rentals were renewed for annual rentals of approximately $2.9 million. These renewals are generally for a term of 10 years. Three properties with annual rentals of approximately $0.2 million will not be renewed. The status of five properties with annual rentals of approximately $0.5 million has not yet been determined.
      In many of our leases, the tenant has an option to renew at the same rents it is currently paying and in many of the leases the tenant also has an option to purchase the property. We believe that tenants acting in their best interests will renew those leases which are at below market rents, and permit leases for properties that are less marketable, either as a result of the condition of the property or its location, or are at above-

market rents to expire. We expect that it may be difficult and time consuming to re-lease or sell those properties that existing tenants decline to re-let or purchase and that we may be required to incur expenditures to renovate such properties for new tenants. We also may become responsible for the payment of certain operating expenses, including maintenance, utilities, taxes, insurance and environmental compliance costs associated with such properties which are presently the responsibility of the tenant.
Bankruptcies and Defaults
      We are aware that 19 of our present and former tenants in our rental real estate business have been or are currently involved in some type of bankruptcy or reorganization. Under the U.S. Bankruptcy Code, a tenant may assume or reject its unexpired lease. In the event a tenant rejects its lease, the U.S. Bankruptcy Code limits the amount of damages a landlord is permitted to claim in the bankruptcy proceeding as a result of the lease termination. Generally, a claim resulting from a rejection of an unexpired lease is a general unsecured claim. When a tenant rejects a lease, there can be no assurance that we will be able to relet the property at an equivalent rental. As a result of tenant bankruptcies, we have incurred and expect, at least in the near term, to continue to incur certain property expenses and other related costs. Thus far, these costs have consisted largely of legal fees, real estate taxes and property operating expenses. Of our 19 present and former tenants known to be involved in bankruptcy proceedings or reorganization, 14 have rejected their leases, affecting 37 properties, all of which have been vacated. These rejections have had an adverse impact on annual net cash flow including both the decrease in revenues from lost rents, as well as increased operating expenses.
Insurance
      We carry customary insurance for our properties and business segments. However, we do not insure net lease properties where the tenant provides appropriate amounts of insurance. We determine on a property by property basis whether or not to obtain terrorism insurance coverage.
Employees
      We and our consolidated subsidiaries have approximately 6,000 full and part-time employees, which number fluctuates due to the seasonal nature of certain of our businesses. Most of the employees are employed by our subsidiaries. Approximately 1,300 employees of Stratosphere are covered by three collective bargaining agreements. We believe we currently have sufficient staffing to operate effectively our day-to-day business.
Competition

Real Estate
      Competition in leasing and buying and selling real property remains strong. Many of our tenants have rights to renew at prior rental rates. Our experience is that tenants will renew below market leases and permit leases that are less marketable or at above market rents to expire, making it difficult for us to relet or sell on favorable terms properties vacated by tenants.
      Competition for the acquisition of approved land for development has intensified and we have not been able to replenish our approved land inventory. Competition for the sale of developed land, houses and condominiums is also strong in certain areas of the country. We compete in these areas with national real estate developers, some of which have greater financial resources than we do.
      Competition for investments of the types we intend to pursue has been increasing in recent years, including that from a number of investment funds and REITS that have raised capital for such investments, resulting in, among other things, higher prices for such investments. Such investments have become competitive to source and the increased competition may have an adverse impact on the spreads and our ability to find quality assets at appropriate yields. While we believe our capital base may enable us to gain a competitive advantage over certain other purchasers of real estate by allowing us to respond quickly and make all cash transactions without financing contingencies where appropriate, there can be no assurance that this will be the case.

Hotel and Casino Operations
      Investments in the gaming and entertainment industries involve significant competitive pressures and political and regulatory considerations. In recent years, there have been many new gaming establishments opened as well as facility expansions, providing increased supply of competitive products and properties in the industry, which may adversely affect our operating margins and investment returns. The hotel and casino industry is highly competitive. Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas strip hotels and with a few major hotels in downtown Las Vegas. Stratosphere also competes with a large number of hotels and motels located in and near Las Vegas. Stratosphere’s Tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas and elsewhere. Many of our competitors offer more products than we do and have greater name recognition and may have greater resources.
      The Sands Hotel and Casino faces intense competition from the eleven other existing Atlantic City casinos, including the newly opened Borgata. According to reports of the Casino Control Commission, the twelve Atlantic City casinos currently offer approximately 1.4 million square feet of gaming space. The Sands Hotel and Casino also competes with legalized gaming from casinos located on Native American tribal lands. Legalized casino gaming in the State of New York, northern New Jersey or certain areas of Pennsylvania or in other venues that are more convenient to those areas, could have a material adverse effect on The Sands Hotel and Casino.
Regulation

Rental Real Estate and Real Estate Development

Environmental Matters
      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property invested in by us, we could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. We will generally require that properties in which we invest will be subject to a Phase I environmental site assessment, which involves record review, visual site assessment and personnel interviews, but does not involve invasive procedures such as air and soil sampling or groundwater analysis. There can be no assurance, however, that these evaluations will reveal all potential liabilities or that future property uses or conditions or changes in applicable environmental laws and regulations or activities at nearby properties will not result in the creation of environmental liabilities with respect to a property.
      Most of our properties continue to be net-leased to single corporate tenants, and we believe these tenants would be responsible for any environmental conditions existing on our properties they lease. Normally, therefore, such conditions should not have a material adverse effect on the financial statements or competitive position. Many of the properties acquired by us in connection with our formation in 1987 were not subjected to any type of environmental site assessment at the time of the acquisition. Consequently, we undertook to have Phase I environmental site assessments completed on most of our properties. We believe that under the terms of the net leases with our tenants, the costs of any environmental problems would be the responsibility of such tenants. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that we will not be deemed to be a responsible party or that the tenant will bear the cost of remediation. Also, if we acquire more operating properties, our exposure to environmental cleanup costs may increase.
      In some cases, the Phase I environmental site assessments completed on certain properties indicate that they may have environmental conditions that should be further reviewed. We have notified the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases in respect of such sites, we may be liable for investigation or remediation costs. However, as a limited number of Phase II environmental site assessments have been conducted by us, there can be no accurate estimate of the need for or extent of any required remediation. Approximately 75 updates to Phase I environmental site assessments were completed in 2003. Although we conducted environmental investigations in 2004 for newly acquired properties and no environmental concerns were disclosed by such investigations, we did not conduct any updates to the Phase I environmental site assessment for our remaining portfolio in 2004.
      We could also become liable for environmental clean-up costs if a bankrupt or insolvent tenant were unable to pay such costs. Environmental problems may also delay or impair our ability to sell, refinance or re-lease particular properties, resulting in decreased income and increased cost to us. While we attempt to sell properties “as is” and transfer any environmental liability to the purchaser, we could incur liability based on our past ownership or operation of divested properties.

Other Property Matters
      Under Title III of the Americans with Disabilities Act of 1990 and its rules or ADA, in order to protect individuals with disabilities, owners and certain tenants of public accommodations including hotels, casinos, resorts, offices and shopping centers, must remove architectural and communication barriers which are structural in nature from existing places of public accommodation to the extent “readily achievable,” as defined in the ADA. In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals.
      Except for certain properties operated by us, we believe that the existing net leases require the tenants of many of our properties to comply with the ADA. If a tenant does not comply with the ADA or rejects its lease in bankruptcy without complying with the ADA, we may ultimately have to bear the expense of complying with the ADA.
      If we acquire more operating properties, we may be required to make expenditures to bring such properties into compliance with the ADA and other applicable laws.
Hotel and Casino Operations

Nevada

Introduction
      The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as various local ordinances. The gaming operations of our casinos are subject to the licensing and regulatory control of the Nevada Gaming Commission and the Nevada State Gaming Control Board. Our casinos’ operations are also subject to regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. These agencies are referred to herein collectively as the Nevada Gaming Authorities.

Policy Concerns of Gaming Laws
      The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures;

•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.
      Changes in these laws, regulations and procedures could have significant negative effects on our gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements
      Our casinos are licensed by the Nevada Gaming Authorities as corporate and limited liability company licensees, which we refer to herein as company licensees. Under their gaming licenses, our casinos are required to pay periodic fees and taxes. The gaming licenses are not transferable.
      To date, our casino properties have obtained all gaming licenses necessary for the operation of their existing gaming operations; however, gaming licenses and related approvals are privileges under Nevada law, and we cannot assure you that any new gaming license or related approvals that may be required in the future will be granted, or that any existing gaming licenses or related approvals will not be limited, conditioned, suspended or revoked or will be renewed.

Our Registration Requirements
      We have been registered by the Nevada Gaming Commission as a publicly traded corporation, which we refer to as a registered company for the purposes of the Nevada Gaming Control Act. API, AREH, Beckton and AREH’s direct and indirect subsidiaries AEP, ACEP, Stratosphere Corporation and Charlie’s Holding, LLC have been registered by the Nevada Gaming Commission as holding companies.
      Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and to provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements
      No person may become a stockholder or member of, or receive any percentage of the profits of, a non-publicly traded holding or intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We and certain of our officers, directors and key employees are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.
      If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

Consequences of Violating Gaming Laws
      If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming licenses. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to conduct the operations of our casinos and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Beneficial Securities Holders
      Regardless of the number of shares held, any beneficial holder of our voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.
      The Nevada Gaming Control Act requires any person who acquires more than 5% of the voting securities of a registered company to report the acquisition to the Nevada Gaming Commission. The Nevada Gaming Control Act requires beneficial owners of more than 10% of a registered company’s voting securities to apply to the Nevada Gaming Commission for a finding of suitability within 30 days after the Chairman of the Nevada State Gaming Control Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor,” as defined in the Nevada Gaming Control Act, which acquires more than 10%, but not more than 15%, of the registered company’s voting securities may apply to the Nevada Gaming Commission for a waiver of a finding of suitability if the institutional investor holds the voting securities for investment purposes only. In certain circumstances, an institutional investor that has obtained a waiver can hold up to 19% of a registered company’s voting securities for a limited period of time and maintain the waiver. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board at directors of the registered company, a change in the corporate charter, bylaws, management, policies or operations of the registered company, or any of its gaming affiliates, or any other action which the Nevada Gaming Commission finds to be inconsistent with holding the registered company’s voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders or interest holders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	other activities that the Nevada Gaming Commission may determine to be consistent with such investment intent.

Consequences of Being Found Unsuitable
      Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming

Authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of any voting security or debt security of a registered company beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with, we:

•	pay that person any dividend or interest upon any voting securities;

•	allow that person to exercise, directly or indirectly, any voting right held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish such person’s voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

Gaming Laws Relating to Securities Ownership
      The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.
      We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We will be required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered company to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act and certain subject to restrictions imposed by applicable gaming laws. To date, this requirement has not been imposed on us.

Approval of Public Offerings
      Neither we nor any of our affiliates may make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. Any offer by us to exchange notes (including the 7.125% senior notes due 2013 issued on February 7, 2005) for publicly registered notes will require the review of, and prior approval by, the Nevada Gaming Authorities. The Nevada Commission has granted us prior approval to make public offerings for a period of two years expiring in May 2006, subject to certain conditions. This approval, the shelf approval, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The shelf approval applies to any affiliated company wholly owned by us, or an affiliate, which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The shelf approval includes approval for Stratosphere Gaming Corp. to guarantee any security issued by, or to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by, us or an Affiliate in a public offering under the shelf approval. The shelf approval also includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of our subsidiaries licensed or registered in Nevada, as applicable, in conjunction with public offerings made under the shelf approval. The shelf approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Approval of Changes in Control
      As a registered company, we must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.
      Entities seeking to acquire control of a registered company must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered company. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

Approval of Defensive Tactics
      The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.
As a registered company, we may need to obtain approvals from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above our current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered company’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

Fees and Taxes
      License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

•	a percentage of gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.
      Our casinos are also subject to a state payroll tax based on the wages paid to their employees.

Foreign Gaming Investigations
      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons, or licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in any activity or enters into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects, or tends to reflect, discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of unsuitability.

License for Conduct of Gaming and Sale of Alcoholic Beverages
      The conduct of gaming activities and the service and sale of alcoholic beverages by our casinos are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. In addition to approving our casinos, the Clark County Liquor and Gaming License Board and the City of Las Vegas have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county and city agencies have full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

New Jersey

Introduction
      Casino gaming is strictly regulated in Atlantic City under the New Jersey Casino Control Act, or NJCCA, and the regulations of the New Jersey Casino Control Commission, or New Jersey Commission, which affect virtually all aspects of the operations of The Sands Hotel and Casino. The NJCCA and regulations affecting Atlantic City casino licensees concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of hotel and casino facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in casinos in

Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere. The following is only a summary of the applicable provisions of the NJCCA. It does not purport to be a full description and is qualified in its entirety by reference to the NJCCA and such other applicable laws and regulations.

New Jersey Gaming Regulations
      In general, the NJCCA and the regulations promulgated thereunder contain detailed provisions concerning, among other things:

•	the granting and renewal of casino licenses;

•	the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein;

•	the qualification of natural persons and entities related to the casino licensee;

•	the licensing of certain employees and vendors of casino licensees;

•	the rules of the games;

•	the selling and redeeming of gaming chips;

•	the granting and duration of credit and the enforceability of gaming debts;

•	management control procedures, accounting and cash control methods and reports to gaming agencies;

•	the security standards;

•	the manufacture and distribution of gaming equipment; and

•	the simulcasting of horse races by casino licensees, advertising, entertainment and alcoholic beverages.

Casino Control Commission
      The ownership and operation of hotel and casino facilities in Atlantic City are the subject of strict state regulation under the NJCCA. The New Jersey Commission is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified.

Casino License
      No casino hotel facility may operate unless the appropriate license and approvals are obtained from the New Jersey Commission, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the New Jersey Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the NJCCA and applicable regulations that the casino is prepared to entertain the public. Under such determination, ACE Gaming, LLC, trading as The Sands Casino Hotel, has been issued a plenary casino license. The plenary license issued to The Sands Hotel and Casino was renewed by the New Jersey Commission on September 29, 2004 for four years through September 2008. The New Jersey Commission may reopen license hearings at any time, and must reopen a licensing hearing at the request of the New Jersey Division of Gaming Enforcement.
      To be considered financially stable, a licensee must demonstrate the following abilities: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due;

to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.
      In the event a licensee fails to demonstrate financial stability, the New Jersey Commission may take such action as it deems necessary to fulfill the purposes of the NJCCA and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See “— Conservatorship.”
      Pursuant to the NJCCA and the regulations and precedent of the New Jersey Commission, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the New Jersey Commission has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the New Jersey Commission may consider appropriate, obtains and maintains qualification approval from the New Jersey Commission. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee.

Control Persons
      Any entity qualifier or intermediary of a holding company, such as AREP, is required to register with the New Jersey Commission and meet the same basic standards for approval as a casino licensee; provided, however, that the New Jersey Commission, with the concurrence of the Director of the Division of Gaming Enforcement, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the New Jersey Commission and the Director of the Division of Gaming Enforcement are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding 5.0% or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

Financial Sources
      The New Jersey Commission may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee, to qualify as financial sources. In the past, the New Jersey Commission has waived the qualification requirement for holders of less than 15.0% of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The New Jersey Commission may require holders of less than 15.0% of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

Institutional Investors
      An institutional investor is defined by the NJCCA as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the New Jersey Commission may determine for reasons consistent with the policies of the NJCCA.
      An institutional investor may be granted a waiver by the New Jersey Commission from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division of Gaming Enforcement that there is any cause to believe that the holder may be found unqualified, on the basis of New Jersey Commission findings that: (1) its holdings were purchased for investment purposes only and, upon request by the New Jersey Commission, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the institutional investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (2) if (x) the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee’s holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the New Jersey Commission will make such findings or grant such waiver and, in any event, an institutional investor may be required to produce for the New Jersey Commission or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

Ownership and Transfer of Securities
      The NJCCA imposes certain restrictions upon the issuance, ownership and transfer of securities of a regulated company and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a regulated company including, but not limited to mortgages, debentures, security agreements, notes and warrants. AREP is deemed to be a regulated company, and instruments evidencing a beneficial ownership or creditor interest therein, including the notes or a partnership interest, are deemed to be the securities of a regulated company.
      If the New Jersey Commission finds that a holder of such securities is not qualified under the NJCCA, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the New Jersey Commission has the power to revoke or suspend the casino license affiliated with the regulated company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (1) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (2) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.
      With respect to non-publicly-traded securities, the NJCCA and regulations of the New Jersey Commission require that the corporate charter or partnership agreement of a regulated company establish a right in the New Jersey Commission of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the regulated company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the New Jersey Commission disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that if a holder thereof is found to be disqualified by the New Jersey Commission, such holder shall dispose of such securities.

      Under the terms of the indenture governing the notes, if a holder of the notes does not qualify under the NJCCA when required to do so, such holder must dispose of its interest in such securities, and the issuer of such securities may redeem the securities at the lesser of the outstanding amount or fair market value.

Conservatorship
      If, at any time, it is determined that The Sands Hotel and Casino, AREP or any other holding company, intermediary company or entity qualifier has violated the NJCCA or that any of such entities cannot meet the qualification requirements of the NJCCA, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the New Jersey Commission fails or refuses to renew such casino license, the New Jersey Commission could appoint a conservator to operate and dispose of such licensee’s casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the New Jersey Commission and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The New Jersey Commission may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the indenture governing the notes.

Oil and Gas
      The oil and gas industry is subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign, authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of properties after drilling is completed.
      Oil and gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties and/or the revocation of permits or licenses necessary for our business. The regulatory burden on the oil and gas industry increases the cost of doing business and affects profitability. Because such rules and regulations are frequently amended or interpreted by federal and state agencies or jurisdictions, we are not able to predict the future cost or impact of complying with such laws.

Exploration and Production
      Exploration and development operations are subject to various types of regulation at the federal, state, and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandoning of wells. Operations are also subject to various conservation regulations and rules to protect the correlative rights of mineral interest owners. These include the regulation of the size of drilling and spacing units or proration units, the density of wells which may be drilled, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of land and leases. In addition, some state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amounts of oil and gas that can be produced from wells and to limit the number of wells or the locations at which wells can be drilled. Legislation in Oklahoma and regulatory action in Texas governs the methodology by which the regulatory agencies establish permissible monthly production allowables. We cannot predict what effect any change in prorationing regulations might have on production and sales of natural gas.
      Certain oil, gas and mineral leases are granted by the federal government and administered by various federal agencies. Such leases require compliance with detailed federal regulations and orders which regulate, among other matters, drilling and operations on these leases and calculation and disbursement of royalty payments to the federal government. The Mineral Lands Leasing Act of 1920 places limitations on the number of acres under federal leases that may be owned in any one state.

Environmental Protection and Occupational Safety
      NEG Holding, Panaco and TransTexas each is subject to numerous federal, state and local laws and regulations governing the release of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. Because such laws and regulations are frequently changed, we cannot predict the ultimate cost and effects of such compliance.
      The Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release or threatened release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons or companies may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Also, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by hazardous substance released into the environment. In addition, the U.S. Oil Pollution Act of 1990, or OPA, and regulations promulgated pursuant thereto impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. The OPA establishes strict liability for owners of facilities that are the site of a release of oil into “waters of the United States.” While OPA liability more typically applies to facilities near substantial bodies of water, at least one district court has held that OPA liability can attach if the contamination could enter waters that may flow into navigable waters. The Resource Conservation and Recovery Act, or RCRA, and regulations promulgated thereunder govern the generation, storage, transfer and disposal of hazardous wastes. RCRA, however, currently excludes from the definition of hazardous wastes “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal energy.” Because of this exclusion, many of the operations of NEG Holding, Panaco and TransTexas are exempt from RCRA regulation. Nevertheless, each must comply with RCRA regulations for any of its operations that do not fall within the RCRA exclusion (such as painting activities or use of solvents). On August 8, 1998, EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. The impact of this change is not likely to be any more burdensome on us than to any other similarly situated company involved in oil and gas exploration and production. Because oil and gas exploration, production and other activities have been conducted at some of our properties by previous owners and operators, materials from these operations may remain on some of the properties and in some instances require remediation. In addition, NEG Holding, Panaco and TransTexas each has agreed to indemnify some sellers of producing properties from whom it has acquired reserves against certain liabilities for environmental claims associated with such properties. There can be no guarantee that such costs will not result in future material expenditures. Additionally, in the course of routine oil and gas operations, surface spills and leaks, including casing leaks of oil or other materials occasionally occur, and as a result, NEG Holding, Panaco and TransTexas could incur costs for waste handling and environmental compliance. Moreover, NEG Holding, Panaco and TransTexas are able to control directly the operations of only those wells for which any of them acts as the operator. Notwithstanding the lack of control over wells in which any of them owns an interest but are operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, be attributable to NEG Holding, Panaco and TransTexas.
      NEG, Panaco and TransTexas also are subject to laws and regulations concerning occupational safety and health. While it is not anticipated that we will be required in the near future to expend amounts that are material in the aggregate to overall operations by reason of occupational safety and health laws and regulations, we are unable to predict the ultimate cost of future compliance.
Available Information
      Our annual report on Form 10-K, quarterly reports on
Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, http://www.areplp.com/investor.shtml as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing American Real Estate Partners, L.P., 100 South Bedford Road, Mt. Kisco, NY 10549, Attention: Investor Relations.

Item 2.	Properties.
Rental Real Estate
      As of December 31, 2004, we owned 71 separate real estate assets, excluding our real estate development, hotel and resort operations, hotel and casino operations and real estate assets related to our oil and gas operations. These primarily consist of fee and leasehold interests and, to a limited extent, interests in real estate mortgages in 23 states. Most of these properties are net-leased to single corporate tenants. Approximately 84% of these properties are currently net-leased, 6% are operating properties and 10% are vacant.
      The following table summarizes the type, number per type and average net effective rent per square foot of such properties:

	Number of	Average Net Effective
Type of Property	Properties	Rent Per Square Foot(1)

Retail	28	$5.29
Industrial	13	$2.07
Office	18	$10.01
Supermarkets	4	$6.44
Banks	3	$3.11
Other	5	N/A

(1)	Based on net-lease rentals.
      The following table summarizes the number of such properties in each region specified below:

Number of
Location of Property	Properties

United States:
Southeast	35
Northeast	14
South Central	3
Southwest	1
North Central	17
Northwest	1
      To capitalize on favorable real estate market conditions and the mature nature of our commercial real estate portfolio, we have offered for sale our rental real estate portfolio. During the year ended December 31, 2004 we sold 57 rental real estate properties for approximately $245.4 million. These properties were encumbered by mortgage debt of approximately $93.8 million that we repaid from the sale proceeds. As of

December 31, 2004, we had entered into conditional sales contracts or letters of intent for 15 rental real estate properties. Selling prices for the properties covered by the contracts or letters of intent would total approximately $97.9 million. These properties are encumbered by mortgage debt of approximately $36.0 million. Because of the conditional nature of sales contracts and letters of intent, we cannot be certain that these properties will be sold. We continue to seek purchasers for our remaining rental real estate portfolio. From January 1, 2005 through March 1, 2005, we sold four of these rental real estate properties for approximately $46.5 million. These properties were encumbered by approximately $10.8 million of mortgage debt.
      For each of the years ended December 31, 2004, 2003 and 2002, no single real estate asset or series of assets leased to the same lessee accounted for more than 10% of our gross revenues. However, as of December 31, 2002 and 2003, PGEC occupied a property which represented approximately 14% of the carrying value of our total real estate assets leased to others; at December 31, 2004 such amount was 23%. PGEC is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity. All of PGEC’s common stock was owned by Enron Corp. which has filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. PGEC was not included in the filing. In November 2003, Enron agreed to sell PGEC to a newly created company named Oregon Electric Utility Company, LLC. In February 2004, the Bankruptcy Court approved the sale, subject to certain regulatory approvals. We are not aware of any conditions of the sale that will affect PGEC’s lease obligation.
      PGEC’s property is an office complex consisting of three buildings containing an aggregate of approximately 803,000 square feet on an approximate 2.7 acre parcel of land located in Portland, Oregon. PGEC’s property is net-leased to a wholly-owned subsidiary of PGEC through September 30, 2018, with two ten-year and one five-year renewal options. The annual rental is $4.9 million until 2018 and $2.5 million during each renewal option. PGEC has guaranteed the performance of its subsidiary’s obligations under the lease. The lessee has an option to purchase PGEC’s property in September 2008, 2013 and 2018 at a price equal to the fair market value of PGEC’s property determined in accordance with the lease and is required to make a rejectable offer to purchase PGEC’s property in September 2018 for a price of $15.0 million. A rejection of such offer will have no effect on the lease obligations or the renewal and purchase options.
Real Estate Development
      We own, primarily through our Bayswater subsidiary, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development.
      Our New Seabury development includes land for future residential and commercial development. See Item 3. “Legal Proceedings.”
      We own the waterfront communities of Grand Harbor and Oak Harbor in Vero Beach, Florida. These communities include properties in various stages of development and we also own 400 acres of land to the north of Grand Harbor which has entitlements to build additional homes.
Hotel and Casino Operations
      We own and operate the Stratosphere Tower, Casino & Hotel, located in Las Vegas, Nevada, which is centered around the Stratosphere Tower, the tallest free-standing observation tower in the United States. The hotel and entertainment facility has 2,444 rooms and suites, a 80,000 square foot casino and related amenities.
      We own Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Arizona Charlie’s Decatur has 258 hotel rooms and a 52,000 square foot casino and related amenities. Arizona Charlie’s Boulder has 303 hotel rooms and a 41,000 square foot casino and related amenities.
      We own a 36.3% of the common stock in GB Holdings, the indirect parent company of The Sands Hotel and Casino. The Sands Hotel and Casino, located in Atlantic City, New Jersey, contains 620 rooms and suites, a 78,000 square foot casino and related amenities.

Hotel and Resort Operations
      We own a resort property in New Seabury, Massachusetts. The New Seabury resort is comprised of two golf courses, other recreational facilities, condominium and time share units.
      Our Grand Harbor and Oak Harbor properties in Vero Beach, Florida include golf courses, tennis courts, fitness centers, beach clubs and clubhouses.

Item 3.	Legal Proceedings.
      We are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.
New Seabury
      In January 2002, the Cape Cod Commission, a Massachusetts regional planning body created in 1989, concluded that our New Seabury development is within its jurisdiction for review and approval. We believe that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is therefore exempt from the commission’s jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the commission and a prior owner of the New Seabury property.
      In February 2002, New Seabury Properties L.L.C., our subsidiary and owner of the property, filed in Barnstable County Massachusetts Superior Court, a civil complaint appealing the decision by the commission, and a separate civil complaint to find the commission in contempt of the settlement agreement. The court subsequently consolidated the two complaints into one proceeding and in July 2003, the parties each filed cross motions for summary judgment.
      Also, in July 2003, in accordance with a court ruling, the commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction. In August 2003, New Seabury filed in Barnstable County Massachusetts Superior Court another civil complaint appealing the Commission’s second decision and petitioning the court to find the Commission in contempt of the settlement agreement.
      In November 2003, the court ruled in New Seabury’s favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance with the special permit and therefore exempt from the commission’s jurisdiction; the court has not yet ruled on the initial proposal to build up to 675 residential/hotel units and 80,000 square feet of commercial space. Under the modified development proposal, New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. In February 2004, the court consolidated the three complaints into one proceeding. In March 2004, New Seabury and the Commission each moved for summary judgment to dispose of remaining claims under all three complaints and to obtain a final judgment from the court. The court heard arguments in June 2004 and took the matter under advisement. The Commission and New Seabury filed a joint motion to delay, until May 6, 2005, any ruling by the court on New Seabury’s pending motion for summary judgment and the Commission’s pending cross-motion for summary judgment. We are currently in settlement negotiations with Commission but these discussions may not be successful. We cannot predict the effect on the development process if we lose any appeal or if the commission is ultimately successful in asserting jurisdiction over any of the development proposals.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of Unitholders during 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matter and Issuer Purchases of Equity Securities.
Market Information
      Our depositary units are traded on the New York Stock Exchange, or NYSE, under the symbol “ACP.” Trading on the NYSE commenced July 23, 1987, and the range of high and low market prices for the depositary units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) for each quarter from January 1, 2003 through December 31, 2004 is as follows:

Quarter Ended:	High	Low

March 31, 2003	$10.94	$9.26
June 30, 2003	12.45	10.15
September 30, 2003	12.80	10.65
December 31, 2003	17.20	11.55

March 31, 2004	$17.19	$14.46
June 30, 2004	21.80	15.25
September 30, 2004	22.93	18.41
December 31, 2004	29.23	20.00
      As of December 31, 2004, there were approximately 9,300 record holders of the depositary units.
      There were no repurchases of our depositary units during the quarter ended December 31, 2004.
Distributions
      Since January 1, 1994, AREP has not made any cash distributions with respect to the depositary units.
      We do not currently expect to make any cash distributions on our depositary units in 2005. We continue to believe that we should hold and utilize in our business, rather than distribute, cash. No distributions were made in 2004 or 2003. We intend to continue to apply available cash flow toward our operations, repayment of maturing indebtedness, investments, acquisitions and other capital expenditures. Proceeds from the sales of our rental real estate portfolio will be utilized to attempt to further diversify our business operations, including but not limited to sectors such as insurance and oil and gas and gaming as well as in real estate if opportunities to do so at favorable prices are found. We will seek investments that provide rates of return in excess of our cost of capital. Making such acquisitions or achieving such returns cannot be assured. Our ability to pay dividends is restricted by our 8 1/8% senior notes due 2012 and 7 1/8% senior notes due 2013. ACEP’s 7.85% senior secured notes due 2012 contain restrictions on dividends and distributions to us, the purchase of our equity interests in ACEP, loans to us, as well as other transactions with us. Notes issued by Atlantic Holdings also contain restrictions on dividends and distributions to equity holders. The operating subsidiary of NEG Holding, of which we have agreed to acquire a membership interest, has a credit agreement which contains covenants that have the effect of restricting dividends and distributions. For a description of these restrictions, see Item 7 — “Management’s Discussion and Analysis of the Financial Condition and Results of Operations — Capital Resources and Liquidity.”
      As of March 1, 2005, there were 46,098,284 depositary units and 10,286,264 preferred units outstanding. Trading in the preferred units commenced March 31, 1995 on the NYSE under the symbol “ACPPR.” The preferred units represent limited partnership interests in AREP and have certain rights and designations, generally as follows. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions payable solely in additional preferred units, at a rate of $.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference of the unit) payable annually on March 31 of each year, each referred to as a payment date. On any payment date, we, with the approval of our audit committee, may opt to redeem all, but not less than all, of the preferred units for a price, payable either in all cash or by issuance of additional depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon. On March 31, 2010, we must redeem all, but not less than all, of the preferred units on the same terms as any optional redemption.
      On March 31, 2004, we distributed to holders of record of our preferred units as of March 12, 2004, 489,657 additional preferred units. Pursuant to the terms of the preferred units, on March 4, 2005, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 31, 2005 to holders of record as of March 15, 2005. In March 2005, the number of authorized preferred units was increased to 10,900,000.
      Each depositary unitholder will be taxed on the unitholder’s allocable share of our taxable income and gains and, with respect to preferred unitholders, accrued guaranteed payments, whether or not any cash is distributed to the unitholder.

Item 6.	Selected Financial Data.
      The following table summarizes certain selected historical consolidated financial data of AREP, which you should read in conjunction with its financial statements and the related notes contained in this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected historical consolidated financial data as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, have each been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this report. The selected historical consolidated financial data as of and for the year ended December 31, 2001 has been derived from our audited consolidated financial statements at that date and for that period, not contained in this report. The selected historical consolidated financial data as of and for the year ended December 31, 2000 has been derived from our consolidated financial statements (unaudited) at that date and for that period. In addition, certain amounts have been reclassified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In $000’s, except per unit amounts)
Total revenues	$453,581	$370,469	$435,729	$416,624	$378,957

Operating income	$87,814	$68,213	$78,817	$64,463	$65,175
Other gains and (losses):
Gain on sale of marketable equity and debt securities	40,159	2,607	—	6,749	—
Unrealized losses on securities sold short	(23,619)	—	—	—	—
Impairment loss on equity interest in GB Holdings, Inc.	(15,600)	—	—	—	—
Gain (loss) on sale of other assets	—	(1,503)	(353)	27	—
Gain on sales and disposition of real estate	5,262	7,121	8,990	1,737	6,763
Write-down of marketable equity and debt securities and other investments	—	(19,759)	(8,476)	—	—
Gain (loss) on limited partnership interests	—	—	(3,750)	—	3,461
Minority interest	—	—	(1,943)	(450)	(2,747)

Income from continuing operations before income taxes	94,016	56,679	73,285	72,526	72,652
Income tax (expense) benefit	(16,763)	1,573	(10,096)	25,664	379

Income from continuing operations	77,253	58,252	63,189	98,190	73,031

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In $000’s, except per unit amounts)
Discontinued operations:
Income from discontinued operations	8,523	8,419	7,507	7,419	7,441
Gain on sales and disposition of real estate	75,197	3,353	—	—	—

Total income from discontinued operations	83,720	11,772	7,507	7,419	7,441

Net earnings	$160,973	$70,024	$70,696	$105,609	$80,472

Net Earnings Attributable to:
Limited partners	$152,507	$59,360	$63,168	$66,190	$72,225
General partner	8,466	10,664	7,528	39,419	8,247

Net earnings	$160,973	$70,024	$70,696	$105,609	$80,472

Net earnings per limited partnership unit:
Basic earnings:
Income from continuing operations	$1.53	$0.99	$1.11	$1.18	$1.32
Income from discontinued operations	1.78	0.25	0.16	0.16	0.16

Basic earnings per LP Unit	$3.31	$1.24	$1.27	$1.34	$1.48

Weighted average limited partnership units outstanding	46,098,284	46,098,284	46,098,284	46,098,284	46,098,284
Diluted earnings:
Income from continuing operations	$1.46	$0.92	$0.99	$1.06	$1.16
Income from discontinued operations	1.59	0.21	0.13	0.13	0.13

Diluted earnings per LP Unit	$3.05	$1.13	$1.12	$1.19	$1.29

Weighted average limited partnership units and equivalent partnership units outstanding	51,542,312	54,489,943	56,466,698	55,599,112	56,157,079
Other financial data:
EBITDA(2)	$253,790	$114,318	$131,678	$143,037	$125,596
Capital expenditures (excluding property acquisitions)	$16,221	$33,324	$21,896	$68,199	$52,598

	At December 31,

	2004	2003	2002(1)	2001(1)	2000

	(in $000’s)
Balance Sheet Data:
Cash and cash equivalents	$762,708	$487,498	$79,540	$83,975	$172,621
Hotel, casino and resort operating properties	339,492	340,229	335,121	339,201	264,566
Investment in U.S. Government and Agency obligations	102,331	61,573	336,051	313,641	475,267
Other investments	245,948	50,328	54,216	10,529	4,289
Total assets	2,263,057	1,646,606	1,706,031	1,721,100	1,566,597
Mortgages payable	91,896	180,989	171,848	166,808	182,049
Senior secured note payable	215,000	—	—	—	—
Senior unsecured note payable	350,598	—	—	—	—
Liability for preferred limited partnership units(1)	106,731	101,649	—	—	—
Partners’ equity	$1,303,126	$1,270,214	$1,245,437	$1,136,452	$1,154,400

(1)	On July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant to SFAS 150, our preferred units, which are an unconditional obligation, have been reclassified from “Partners’ equity” to a liability account in the consolidated balance sheets and the preferred pay-in-kind distribution for the period from July 1, 2003 to December 31, 2003 of $2.4 million and all future distributions have been and will be recorded as “Interest expense” in the consolidated statements of earnings.

(2)	EBITDA represents net earnings before interest expense, income tax (benefit) expense and depreciation, depletion and amortization, including provision for obligatory investments. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies issuing debt, many of which present EBITDA when reporting their results. We present EBITDA on a consolidated basis. However, EBITDA does not reflect cash flows and we conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment on the notes or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under generally accepted accounting principles, or GAAP. For example, EBITDA:

•	does not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs; and

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts.

Although depreciation, depletion and amortization are non-cash charges, the assets being depreciated, depleted or amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements. Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure. In addition, EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net earnings, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.

The following table reconciles net earnings to EBITDA for the periods indicated:

	Year Ended December 31,

	2004	2003	2002	2001	2000

Net earnings	$160,973	$70,024	$70,696	$105,609	$80,472
Interest expense	46,099	21,103	27,297	36,577	20,057
Income tax (benefit) expense	16,763	(1,573)	10,096	(25,664)	5,445
Depreciation, depletion and amortization, including provision for obligatory investments	29,955	24,764	23,589	26,515	19,622

EBITDA	$253,790	$114,318	$131,678	$143,037	$125,596

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
      We are a diversified holding company engaged in a variety of businesses. Our primary business strategy is to continue to grow our core businesses, including real estate, gaming and entertainment, and oil and gas. In addition, we seek to acquire undervalued assets and companies that are distressed or in out of favor industries.
      Our businesses currently include rental real estate; real estate development; hotel and resort operations; hotel and casino operations; oil and gas exploration and production; and investments in equity and debt securities. We may also seek opportunities in other sectors, including energy, industrial manufacturing, insurance and asset management.
      In continuation of our strategy to grow our core businesses, we have recently acquired, and have entered into agreements to acquire, additional gaming and entertainment and oil and as assets from affiliates of Mr. Icahn. See “Pending Acquisitions.”
      To capitalize on favorable real estate market conditions and the mature nature of our commercial real estate portfolio, we have offered our rental real estate portfolio for sale. During the year ended December 31, 2004, we sold 57 rental real estate properties for approximately $245.4 million. These properties were encumbered by mortgage debt of approximately $93.8 million that we repaid from the sale proceeds. As of December 31, 2004, we owned 71 rental real estate properties with a book value of approximately $196.3 million, individually encumbered by mortgage debt which aggregated approximately $91.9 million. As of December 31, 2004, we had entered into conditional sales contracts or letters of intent for 15 rental real estate properties. Selling prices for the properties covered by the contracts or letters of intent would total approximately $97.9 million. These properties are encumbered by mortgage debt of approximately $36.0 million. Because of the conditional nature of sales contracts and letters of intent, we cannot be certain that these properties will be sold. We continue to seek purchasers for our remaining rental real estate portfolio. We cannot be certain that we will receive offers satisfactory to us or, if we receive offers, any of the properties will ultimately be sold at prices acceptable to us. From January 1, 2005 through March 1, 2005, we sold four of these rental real estate properties for approximately $46.5 million. These properties were encumbered by approximately $10.8 million of mortgage debt.
      Historically, substantially all of our real estate assets leased to others have been net-leased to single corporate tenants under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and therefore we are not typically responsible for payment of expenses, such as maintenance, utilities, taxes and insurance associated with such properties.
      Expenses relating to environmental clean-up related to our development and rental real estate operations have not had a material effect on our earnings, capital expenditures or competitive position. We believe that substantially all such costs would be the responsibility of the tenants pursuant to lease terms. While most tenants have assumed responsibility for the environmental conditions existing on their leased property, there can be no assurance that we will not be deemed to be a responsible party or that the tenant will bear the costs of remediation. Also, as we acquire more operating properties, our exposure to environmental clean-up costs may increase. We have completed Phase I environmental site assessments on most of our properties through third-party consultants. Based on the results of these Phase I environmental site assessments, the environmental consultant has recommended that certain sites may have environmental conditions that should be further reviewed. We have notified each of the responsible tenants to attempt to ensure that they cause any required investigation and/or remediation to be performed and most tenants continue to take appropriate action. However, if the tenants fail to perform responsibilities under their leases referred to above, we could potentially be liable for these costs. Based on the limited number of Phase II environmental site assessments that have been conducted by the consultants, there can be no accurate estimate of the need for or extent of any required remediation, or the costs thereof. Phase I environmental site assessments will also be performed in connection with new acquisitions and with such property refinancings as we may deem necessary and appropriate. We are in the process of updating our Phase I environmental site assessments for certain of our environmentally sensitive properties. Approximately 75 updates were completed in 2003. No additional material environmental conditions were discovered. Although we conducted environmental investigations in 2004 for newly acquired properties and no environmental concerns were disclosed by such investigations, we did not conduct any updates to the Phase I environmental site assessments for our remaining portfolio in 2004.
      We have made investments in the gaming industry through our ownership of Stratosphere Casino Hotel & Tower in Las Vegas, Nevada and through our purchase of securities of the entity which owns The Sands Hotel and Casino in Atlantic City, New Jersey. One of our subsidiaries, formed for this purpose, entered into an agreement in January 2004 to acquire two Las Vegas hotels and casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Mr. Icahn and an entity affiliated with Mr. Icahn, for aggregate consideration of $125.9 million. Upon obtaining all approvals necessary under gaming laws, the acquisition was completed in May 2004. We have entered into an agreement with affiliates of Mr. Icahn pursuant to which we will acquire approximately 41.2% of the outstanding common stock of GB Holdings and warrants to purchase, upon the occurrence of certain events, approximately 11.3% of the fully diluted common stock of Atlantic Holdings, the indirect owner of The Sands Hotel and Casino. See “Item 1 — Business — Pending Acquisitions.” We are considering additional gaming industry investments. These investments may include acquisitions from, or be made in conjunction with, our affiliates, provided that the terms thereof are fair and reasonable to us.
      We have entered into agreements with affiliates of Mr. Icahn to purchase the other membership interest in NEG Holding and 100% of the equity of TransTexas and Panaco, each an oil and gas exploration and production company. See “Item 1 — Business — Pending Acquisitions.” NEG Operating, TransTexas and Panaco are affected by extensive regulation through various federal, state and local laws and regulations relating to the exploration for and development, production, gathering and marketing of oil and gas. NEG Operating, TransTexas and Panaco are also subject to numerous environmental laws, including but not limited to, those governing management of waste, protection of water, air quality, the discharge of materials into the environment, and preservation of natural resources. Non-compliance with environmental laws and the discharge of oil, natural gas, or other materials into the air, soil or water may give rise to liabilities to the government and third parties, including civil and criminal penalties, and may require us to incur costs to remedy the discharge. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose retroactive, strict, and joint and several liabilities rendering entities liable for environmental damage without regard to negligence or fault. We cannot assure you that new laws and regulations, or modifications of or new interpretations of existing laws and regulations, will not substantially increase the cost of compliance or otherwise adversely affect our oil and gas operations and financial condition or that material indemnity claims will not arise with respect to properties that we acquire. While we do not anticipate incurring material costs in connection with environmental compliance and remediation, we cannot guarantee that material costs will not be incurred.
      In accordance with GAAP, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests and the financial statements of previously separate companies for periods prior to the acquisition are (and, in the case of the pending acquisitions, following the closing of the acquisitions, will be) restated on a combined basis.
Results of Operations

Calendar Year 2004 Compared to Calendar Year 2003
      Gross revenues increased by $83.1 million, or 22.4%, during 2004 as compared to 2003. This increase reflects increases of $37.1 million in hotel and casino operating revenues, $21.8 million in interest income on U.S. government and agency obligations and other investments, $13.3 million in land, house and condominium sales, $4.3 million in accretion of investment in NEG Holding LLC, $3.9 million in hotel and resort operating income, $3.6 million in NEG management fees, $1.4 million in equity in earnings of GB Holdings, $0.8 million in rental income, and $0.1 million in dividend and other income. These increases were partially offset by a decrease of $3.2 million in interest income on financing leases. The increase in hotel and casino operating income is primarily due to an increase in casino, hotel, and food and beverage revenues. The increase in interest income on U.S. government and agency obligations and other investments is primarily due to the repayment of two mezzanine loans, on which interest was accruing, and increased interest income from other investments. The increase in land, house and condominium sales is primarily due to sales of higher priced units. The increase in NEG management fees is primarily due to management fees received from TransTexas. NEG entered into a management agreement with TransTexas in August 2003. The decrease in interest income on financing leases is primarily due to property sales and reclassifications.
      Expenses increased by $63.5 million, or 21.0%, during 2004, as compared to 2003. This increase reflects increases of $25.0 million in interest expense, $10.7 million in hotel and casino operating expenses, $9.3 million in cost of land, house and condominium sales, $6.9 million in general and administrative expenses, $5.2 million in depreciation and amortization, $4.1 million in hotel and resort operating expenses and $2.4 million in provision for loss on real estate. These increases were partially offset by a decrease of $0.1 million in property expenses. The increase in interest expense is primarily attributable to interest on the $215 million principal amount of 7.85% senior secured notes issued by American Casino, the $353 million principal amount of 8 1/8% senior notes issued by us in May 2004 and interest expense pertaining to preferred limited partnership pay-in-kind distribution. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. The increase in the land, house and condominium expenses is primarily attributable to increased sales as discussed above. The increase in general and administrative expenses is primarily attributable to expenses incurred in connection with the increase in NEG management fees and as a result of the Grand Harbor acquisition in July 2004. The increase in depreciation and amortization is primarily due to increased depreciation and amortization with respect to American Casino.
      Operating income increased during 2004 by $19.6 million, or 28.7%, to $87.8 million from $68.2 million in 2003, as detailed above.

      Earnings from land, house and condominium operations increased by $4.0 million or 96.0% to $8.1 million in 2004 due to sales of higher priced units. Based on current information, sales are expected to decrease in early 2005. However, the Company currently expects that the effects of the acquisition of Grand Harbor, completed in July 2004, and the approval in March 2004 of a 35 unit sub-division in Westchester County, New York, should provide increased earnings from these operations in the second half of 2005.
      Earnings from hotel and casino operating properties increased by $26.4 million, or 57.5%, to $72.4 million during 2004 due to increased revenues at each of our three properties.
      Gain on property transactions from continuing operations decreased by $1.9 million or 26.1%, to $5.3 million, in 2004.
      A loss on sale of other assets of $1.5 million was recorded in 2003. There was no such loss in 2004.
      A gain on sale of marketable debt securities of $40.1 million was recorded in 2004, as compared to a gain of $2.6 million in 2003.
      A write-down of marketable equity and debt securities and other investments of $19.8 million was recorded in 2003. There was no such write-down in 2004.
      Unrealized losses on securities sold short of $23.6 million were recorded in 2004. There were no such losses in 2003. At March 1, 2005, the $23.6 million of unrealized losses have been reversed and a net gain of $3 million recorded.
      An impairment loss on equity interest in GB Holdings, Inc. of $15.6 million was recorded in 2004. The impairment reflects the price, $12 million, subject to increases of up to $6 million based upon Atlantic Holdings meeting earnings targets in 2005 and 2006, used in the agreement to purchase, from an affiliate of Mr. Icahn, shares of GB Holdings common stock representing approximately 41.2% of the outstanding GB Holdings common stock. The purchase price pursuant to the agreement was less than our carrying value, approximately $26.2 million, for the approximately 36.3% of the outstanding GB Holdings common stock that we own. There was no such loss in 2003.
      Income from continuing operations before income taxes increased by $37.3 million in 2004 as compared to 2003, as detailed above.
      Income tax expense of $16.7 million was recorded in 2004 as compared to a $1.6 million income tax benefit in 2003 due to a reduction in the tax valuation allowance in 2003. Income tax expense was recorded by our corporate subsidiaries NEG and American Casino.
      Income from continuing operations increased by $19.0 million, or 32.6%, to $77.3 million in 2004.
      Income from discontinued operations increased by $71.9 million to $83.7 million in 2004. This reflects our decision to capitalize on favorable real estate markets and the mature nature of our commercial real estate portfolio, which resulted in gains on property dispositions.
      Net earnings for 2004 increased by $90.9 million, or 129.9%, to $161.0 million. This primarily was attributable to increased income from discontinued operations ($71.9 million), increased gain on marketable debt securities ($37.6 million), increased net hotel and casino operating income ($26.4 million) and increased interest income ($21.8 million). These gains were partially offset by increased interest expense ($25.0 million), increase in unrealized losses on securities sold short ($23.6 million), increased income tax expense ($18.3 million) and impairment loss on equity interest in GB Holdings, Inc. ($15.6 million). Net earnings in 2003 also was affected by a write down of other investments of $19.8 million.
      Upon completion of the acquisitions described in Note 29 of the consolidated financial statements, the Company will consolidate the financial statements of TransTexas, Panaco, and GB Holdings. Certain intercompany transactions will be eliminated. As a result, certain intercompany transactions will be eliminated, including, among others, the equity interest in GB Holdings for which we recorded an impairment loss in 2004, and NEG management fees.

Calendar Year 2003 Compared to Calendar Year 2002
      Gross revenues decreased by $65.3 million, or 15.0%, during 2003 as compared to 2002. This decrease reflects decreases of (1) $62.8 million in land, house and condominium sales, (2) $8.0 million in interest income on U.S. government and agency obligations and other investments, (3) $3.8 million in equity in earnings of GB Holdings, Inc., (4) $2.7 million in accretion of investment in NEG Holding, (5) $1.6 million in financing lease income and (6) $0.3 million in hotel and resort operating income, partially offset by increases of $12.8 million in hotel and casino operating income, $0.5 million in rental income, $0.3 million in dividend and other income and $0.3 million in NEG management fee. The decrease in land, house and condominium sales is primarily due to a decrease in the number of units sold, as the Grassy Hollow, Gracewood and Stone Ridge properties were depleted by sales. During 2003, Hammond Ridge received necessary approvals and, along with Penwood, have commenced lot sales. The decrease in interest income on U.S. government and agency obligations and other investments is primarily attributable to the prepayment of a loan to Mr. Icahn in 2003 and a decline in interest rates on U.S. Government and Agency obligations as higher rate bonds were called in 2002. The decrease in equity in earnings of GB Holdings, Inc. is due to decreased casino revenue primarily attributable to a reduction in the number of table games as new slot machines were added in 2002. This business strategy had a negative effect on casino operations and was changed in 2003 to focus on the mid to high-end slot customer with a balanced table game business. The decrease in accretion of investment in NEG Holding is primarily attributable to priority distributions received from NEG Holding in 2003. The decrease in financing lease income is the result of lease expirations, reclassifications of financing leases and normal financing lease amortization. The decrease in rental income is primarily attributable to property dispositions. The increase in hotel and casino operating income is primarily attributable to an increase in hotel, food and beverage revenues and a decrease in promotional allowances. The average daily room rate, or ADR, at the Stratosphere increased $3 to $51 and percentage occupancy increased approximately 0.2% to 89.8%. The ADR at Arizona Charlie’s Decatur decreased $1 to $43 and percentage occupancy increased 10.9% to 85.3%. The ADR at Arizona Charlie’s Boulder increased less than $1 to $43 and percentage occupancy increased 0.5% to 55.7%.
      Expenses decreased by $54.7 million, or 15.3%, during 2003 as compared to 2002. This decrease reflects decreases of $45.5 million in the cost of land, house and condominium sales, $6.2 million in interest expense, $1.4 million in hotel and resort operating expenses, $1.1 million in hotel and casino operating expenses and $2.5 million in provision for loss on real estate, partially offset by increases of $0.9 million in rental property expenses and $1.2 million in depreciation and amortization. The decrease in the cost of land, house and condominium sales is due to decreased sales. Costs as a percentage of sales decreased from 72% in 2002 to 69% in 2003. The decrease in interest expense is primarily due to repayment of debt by NEG and our purchase of the NEG Notes in October 2003. The decrease in hotel and resort operating expenses is due to a decrease in payroll and related expenses. The decrease in hotel and casino operating expenses is primarily attributable to a decrease in selling, general and administrative expenses. Costs as a percentage of sales decreased from 87% in 2002 to 83% in 2003. A provision for loss on real estate of $0.8 million was recorded in 2003 as compared to $3.2 million in 2002. In 2002, there were more properties vacated due to tenant bankruptcies than in 2003.
      Operating income decreased during 2003 by $10.6 million compared to 2002 as detailed above.
      Earnings from land, house and condominium operations decreased significantly in 2003 compared to 2002 due to a decline in inventory of completed units available for sale. Based on current information, sales will increase moderately during 2004. However, municipal approval of land inventory or the purchase of approved land is required to continue this upward trend into 2005 and beyond.
      Earnings from hotel, casino and resort properties could be constrained by recessionary pressures, international tensions and competition.
      Gain on property transactions from continuing operations decreased by $1.9 million during 2003 as compared to 2002 due to the size and number of transactions.
      A loss on sale of other assets of $1.5 million was recorded in 2003 as compared to $0.4 million loss in 2002.

      A write-down of marketable equity and debt securities and other investments of $19.8 million, pertaining to our investment in the Philip notes, was recorded in 2003 as compared to a write-down of $8.5 million in 2002. These write downs relate to our investment in Philip Services Corp., which filed for bankruptcy protection in June 2003.
      A write-down of a limited partnership investment of $3.8 million was recorded in 2002. There was no such write-down in 2003.
      A gain on sale of marketable equity securities of $2.6 million was recorded in 2003. There was no such gain in 2002.
      Minority interest in the net earnings of Stratosphere Corporation was $1.9 million during 2002. As a result of the acquisition of the minority interest in December 2002, there was no minority interest in Stratosphere in 2003 or thereafter.
      Income from continuing operations before income taxes decreased by $16.6 million in 2003 as compared to 2002, as detailed above.
      An income tax benefit of $1.6 million was recorded in 2003 as compared to an expense of $10.1 million in 2002. The effective tax rate on earnings of taxable subsidiaries was positively affected in 2003 by a reduction in the valuation allowance in deferred tax assets. We expect our effective tax rate on earnings of taxable subsidiaries to increase significantly in 2004.
      Income from continuing operations decreased by $4.9 million in 2003 as compared to 2002, as detailed above.
      Income from discontinued operations increased by $4.2 million in 2003 as compared to 2002, primarily due to gains on property dispositions.
      Net earnings for 2003 decreased by $0.7 million as compared to 2002 primarily due to an increase in the write-down of marketable equity and debt securities and other investments of $11.3 million, decreased earnings from land, house and condominium operations of $17.2 million, decreased interest income of $8.0 million and decreased equity in earnings of GB Holdings of $3.8 million, partially offset by decreased income tax expense of $11.7 million, decreased interest expense of $6.2 million, decreased write-down of limited partnership interests of $3.8 million, increased earnings from hotel and casino operations of $13.9 million, increased gain on the sale of marketable equity securities of $2.6 million and an increase in income from discontinued operations of $4.3 million.
Liquidity and Capital Resources
      Net cash provided by operating activities was $51.4 million for 2004 as compared to $21.9 million for 2003. This increase of $29.5 million was primarily due to an increase in hotel and casino operations ($26.4 million), an increase in interest income ($21.8 million), repayment of accounts payable and accrued expenses in 2003 and increased accounts payable and accrued expenses in 2004 ($129.8 million) and an increase in cash flow from other operations ($10.0 million), partially offset by an increase in interest expense ($25.0 million), an increase in due from brokers ($123.0 million) and an increase in receivables and other assets ($10.5 million).

      The following table reflects our contractual cash obligations as of December 31, 2004, due over the indicated periods and when they come due (in $ millions):

	Less Than			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Mortgages payable	$4.8	$40.9	$9.3	$36.9	$91.9
Senior secured notes payable	—	—	—	215.0	215.0
Senior unsecured notes payable	—	—	—	353.0	353.0
Senior debt interest	78.3	159.5	159.5	211.3	608.6
Acquisition of TransTexas Gas Corp.	180.0	—	—	—	180.0
Construction and development obligations	55.0	—	—	—	55.0

Total	$318.1	$200.4	$168.8	$816.2	$1,503.5

Mortgages
      During the years ended December 31, 2004 and 2003, approximately $5.2 million and $6.5 million, respectively, of mortgage principal payments were repaid. These amounts do not include mortgage debt repaid in connection with sales of real estate. In 2004, mortgage financing proceeds were $10.0 million on commercial condo units located in New York City. In May 2003, we obtained mortgage financing in the principal amount of $20.0 million on a distribution facility located in Windsor Locks, Connecticut. We intend to use asset sale, financing and refinancing proceeds for new investments.

Long-Term Debt
      In January 2004, ACEP issued senior secured notes due 2012. The notes, in the aggregate principal amount of $215.0 million, bear interest at the rate of 7.85% per annum. ACEP used the proceeds of the offering for the Arizona Charlie’s acquisitions, to repay intercompany indebtedness and for distributions to AREH. ACEP also has a $20.0 million credit facility. At December 31, 2004, there were no borrowings under the credit facility. The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will preclude our receiving payments from the operations of our principal hotel and gaming properties. ACEP accounted for 67% of our revenues and 34% of our operating income in 2004.
      ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2004, such ratio was 3.9 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.
      Additionally, ACEP’s senior secured revolving credit facility allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At December 31, 2004, there were not any borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, ACEP’s ratio of net property, plant and equipment for key properties, as defined, to consolidated first lien debt be not less than 5.0 to 1.0 and ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At December 31, 2004, these ratios were 83.9 to 1.0 and 0.1 to 1.0, respectively.
      On May 12, 2004, we and AREP Finance issued senior notes due 2012. The notes, in the aggregate principal amount of $353.0 million, and priced at 99.266% of principal amount, bear interest at a rate of 8 1/8% per annum. The notes are guaranteed by AREH. Net proceeds from the offering have been and will continue to be used for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in either our existing lines of business or other businesses and to provide additional capital to grow our existing businesses.
      On February 7, 2005, we and AREP Finance issued senior notes due 2013. The notes, in the aggregate principal amount of $480 million, bear interest at a rate of 7 1/8% per annum. The notes are guaranteed by AREH. Net proceeds from the offering will be used to fund the acquisition of TransTexas, to pay related fees and expenses, and for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in either our existing lines of business or other businesses and to provide additional capital to grow our existing businesses.
      Our 8 1/8% senior notes due 2012 and 7 1/8% notes due 2013 restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the 8 1/8% senior notes due 2012 and 7 1/8% notes due 2013. The notes also restrict the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of December 31, 2004, such ratio was 0.5 to 1.0, and 0.87 to 1.0 giving pro forma effect to the issuance of the 7 1/8% notes due 2013. In addition, both issues of notes require that on each quarterly determination date that the Fixed Charge Coverage Ratio of us and the guarantor of the notes (currently only AREH) for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date be at least 1.5 to 1.0. For the four quarters ended December 31, 2004, such ratio was 2.98 to 1.0. If the ratio is less than 1.5 to 1.0, we will be deemed to have satisfied this test if there is deposited cash, which together with cash previously deposited for such purpose and not released, equal to the amount of interest payable on the notes for one year. If at any subsequent quarterly determination date, the ratio is at least 1.5 to 1.0, such deposited funds will be released to us. The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of December 31, 2004, such ratio was 5.0 to 1.0, and 2.7 to 1.0, giving pro forma effect to the issuance of the 7 1/8% notes due 2013. The notes also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates. As of December 31, 2004, based upon these tests, on a pro forma basis, giving effect to the issuance of the 7 1/8% notes due 2013, we and AREH could have incurred up to approximately $1.1 billion of additional indebtedness.
      Notes issued by GB Holdings and Atlantic Holdings also contain restrictions on dividends and distributions and loans to us, as well as other transactions with us. The operating subsidiary of NEG Holding, of which we have agreed to acquire a membership interest, has a credit agreement which contains covenants that have the effect of restricting dividends or distributions. These, together with the ACEP indenture and the indenture governing the notes, likely will preclude our receiving payments from the operations of our principal hotel and casino and certain of our oil and gas properties.

Asset Sales and Purchases
      During the year ended December 31, 2004, we sold 57 rental real estate properties for approximately $245.4 million, which were encumbered by mortgage debt of approximately $93.8 million which was repaid from the sales proceeds. As of December 31, 2004, we had entered into conditional sales contracts or letters of intent for 15 additional rental real estate properties, all of which contracts or letters of intent are subject to purchaser’s due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $97.9 million. These properties are encumbered by mortgage debt of approximately $36.0 million.
      Net proceeds from the sale or disposal of portfolio properties totaled approximately $151.6 million in the year ended December 31, 2004. During 2003, net sales proceeds totaled approximately $20.6 million.
      The types of assets we are pursuing, including assets that may not be readily financeable or generate positive cash flow, such as development properties, non-performing mortgage loans or securities of companies which may be undergoing restructuring, require significant capital investment or require us to maintain a strong capital base in order to own, develop and reposition these assets.

Capital Expenditures
      Capital expenditures for real estate, hotel and casino and hotel and resort operations were approximately $16.2 million and $33.3 million during the year ended December 31, 2004 and 2003, respectively. In the year ended December 31, 2004, we acquired a property for approximately $14.6 million, a hotel and resort property for approximately $16.5 million and development property for approximately $62.2 million, the latter two acquired in the Grand Harbor acquisition. We anticipate that, for 2005, capital expenditures for our current real estate and hotel and casino and hotel and resort operations will be approximately $28.1 million. This does not include capital expenditures relating to our potential acquisitions of NEG Holding, TransTexas, Panaco and GB Holdings.

Leases
      In 2003, 17 leases covering 17 rental real estate properties and representing approximately $2.2 million in annual rentals expired. Twelve leases originally representing $1.6 million in annual rental income were renewed for $1.4 million in annual rentals. Such renewals are generally for a term of five years. Five properties with annual rental income of $0.6 million were not renewed.
      In 2004, 11 leases covering 11 rental real estate properties and representing approximately $1.8 million in annual rentals expired. Eight leases representing $1.5 million in annual rental income were renewed for $1.5 million in annual rentals. Such renewals are generally for a term of five years. Three properties with annual rentals of $0.3 million were not renewed.
      In 2005, 14 leases covering 24 rental real estate properties representing approximately $3.6 million in annual rentals are scheduled to expire. Six leases representing approximately $2.9 million in annual rentals were renewed for approximately $2.9 million. Such renewals are generally for a term of 10 years. Three properties with annual rentals of approximately $0.2 million have not been renewed. The status of five properties with annual rentals of approximately $0.5 million has not yet been determined.

Preferred Unit Distributions
      No cash distributions on our depositary units are expected to be made in 2005. We continue to believe that we should continue to hold and invest, rather than distribute, cash. We intend to continue to apply available cash flow toward operations, repayment of maturing indebtedness, tenant requirements, investments, acquisitions and other capital expenditures.
      On March 31, 2004, we distributed to holders of record of our preferred units as of March 12, 2004, 489,657 additional preferred units. Pursuant to the terms of the preferred units, on March 4, 2005, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 31, 2005 to holders of record as of March 15, 2005. In March 2005, the number of authorized preferred units was increased to 10,900,000.
      Our preferred units are subject to redemption at our option on any payment date, and the preferred units must be redeemed by us on or before March 31, 2010. The redemption price is payable, at our option, subject to the indenture, either all in cash or by the issuance of depositary units, in either case, in an amount equal to the liquidation preference of the preferred units plus any accrued but unpaid distributions thereon.

Cash and Cash Equivalents
      Our cash and cash equivalents and investment in U.S. government and agency obligations increased by $316.0 million during the year ended December 31, 2004 primarily due to proceeds from the issuance of our 8 1/8% senior notes due 2012 and ACEP’s 7.85% senior secured notes due 2012, in the aggregate, ($565.4 million), property sales proceeds ($151.6 million), proceeds from the sale of marketable equity and, in the aggregate, debt securities ($90.6 million), repayment of mezzanine loans ($49.1 million), cash provided by operations ($51.4 million), guaranteed payment from NEG Holding ($16.0 million) and proceeds from mortgages payable ($10.0 million) partially offset by the purchase of debt securities ($245.2 million), purchase of the Arizona Charlies’ ($125.9 million), the Grand Harbor and Oak Harbor acquisition ($78.6 million), purchase of debt securities of affiliates ($65.5 million), purchase of Atlantic Holdings debt ($36 million), repayment of affiliate debt ($25.0 million), capital expenditures ($16.2 million), rental real estate acquisitions ($14.6 million) and other ($11.0 million).
      Of our cash and cash equivalents at December 31, 2004, approximately $75.2 million is at ACEP. The terms of ACEP’s 7.85% senior secured notes and its revolving credit facility restrict dividends and distributions to us, as well as redemptions of equity interests and other transactions that would make the cash available to AREP and its other subsidiaries.
      We received net proceeds of approximately $474 million from the issuance, in February 2005, of our 7 1/8% senior notes due 2013. Our cash will be used to fund the $180 million acquisition of TransTexas, and for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in either our existing lines of business or other businesses and to provide additional capital to grow our businesses.

Acquisitions
      During December 2004, we acquired the following:

•	$27.5 million aggregate principal amount of the TransTexas Notes for $28.2 million in cash, which included $0.7 million of accrued interest through December 6, 2004;

•	All of the membership interests of Mid River, the assets of which consist of $38.0 million principal amount of Panaco Debt, and $0.1 million of accrued interest, through December 6, 2004, for $38.1 million in cash; and

•	$37.0 million principal amount of Atlantic Holdings Notes for $36.0 million in cash.
      On May 26, 2004, ACEP acquired two Las Vegas hotels and casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Mr. Icahn and an entity affiliated with Mr. Icahn, for aggregate consideration of $125.9 million. At the closing of those acquisitions, AREH transferred 100% of the common stock of Stratosphere to ACEP. As a result, ACEP owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area.
      In October 2003, pursuant to a purchase agreement dated as of May 16, 2003, we acquired all of the debt and 50% of the equity securities of NEG from entities affiliated with Mr. Icahn for an aggregate consideration of approximately $148.1 million plus approximately $6.7 million of accrued interest on the debt securities.
      In July 2004, we acquired Grand Harbor and Oak Harbor, two waterfront communities in Vero Beach, Florida. The communities include three golf courses, a tennis complex, fitness center, beach club and an assisted living facility. In addition, we acquired approximately 400 acres of land to the north of Grand Harbor which currently has entitlements to build approximately 600 homes and an 18 hole golf course. The total purchase price was approximately $75.0 million.
      In January 2004, we purchased a 34,422 square foot commercial condominium unit in New York City for approximately $14.5 million.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
      Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments, recognition of casino revenues and promotional allowances and estimated costs to complete its land, house and condominium developments. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.
      We accounted for our acquisitions of NEG and the Arizona Charlie’s hotels and casinos as assets transferred between entities under common control which requires that they be accounted for at historical costs similar to a pooling of interests. NEG’s investment in NEG Holding constitutes a variable interest entity. In accordance with GAAP, we have determined that NEG is not the primary beneficiary of NEG Holding and therefore we do not consolidate NEG Holding in our consolidated financial statements.
      We believe the following accounting policies are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of
      Long-lived assets held and used by us and long-lived assets to be disposed of, are reviewed for impairment whenever events or changes in circumstances, such as vacancies and rejected leases, indicate that the carrying amount of an asset may not be recoverable.
      In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset an impairment loss is recognized. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Commitments and Contingencies — Litigation
      On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically very difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we make estimates of the amount of insurance recoveries, if any. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.

Marketable Equity and Debt Securities and Investment in U.S. Government and Agency Obligations
      Investments in equity and debt securities are classified as either held-to-maturity or available for sale for accounting purposes. Investment in U.S. government and agency obligations are classified as available for sale. Available for sale securities are carried at fair value on our balance sheet. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of partners’ equity. Held-to-maturity securities are recorded at amortized cost.
      A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recorded when declared and interest income is recognized when earned.

Mortgages and Notes Receivable
      We have generally not recognized any profit in connection with the property sales in which certain purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received.
      We engage in real estate lending, including making second mortgage or secured mezzanine loans to developers for the purpose of developing single-family homes, luxury garden apartments or commercial properties. These loans are subordinate to construction financing and we target an interest rate in excess of 20% per annum. However interest is not paid periodically and is due at maturity or earlier from unit sales or refinancing proceeds. We defer recognition of interest income on mezzanine loans pending receipt of principal and interest payments.

Revenue Recognition
      Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We follow the guidelines for profit recognition set forth by Financial Accounting Standards Board (FASB) Statement No. 66, Accounting for Sales of Real Estate.

Casino Revenues and Promotional Allowances
      We recognize revenues in accordance with industry practice. Casino revenue is recorded as the net win from gaming activities, the difference between gaming wins and losses. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The cost of such complimentaries is included in “Hotel and casino operating expenses.” We also reward customers, through the use of loyalty programs, with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash incentive amounts from casino revenue.

Income Taxes
      No provision has been made for federal, state or local income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Stratosphere Corporation and National Energy Group, Inc., our corporate subsidiaries, account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.
      Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2004 and 2003, we concluded, based on the projected allocations of taxable income, that our corporate subsidiaries, NEG and Stratosphere, more likely than not will realize a partial benefit from their deferred tax assets and loss carryforwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Properties
      Properties held for investment, other than those accounted for under the financing method, are carried at cost less accumulated depreciation unless declines in the value of the properties are considered other than temporary at which time the property is written down to net realizable value. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are no longer depreciated and their operations are included in discontinued operations. A property is classified as held for sale at the time we determine that the criteria in SFAS 144 have been met.
Trends and Other Uncertainties

General

Certain of our management are committed to the management of other businesses.
      Certain of the individuals who conduct the affairs of API, including our chairman, Carl C. Icahn, and our president and chief executive officer, Keith A. Meister, are and will in the future be committed to the management of other businesses owned or controlled by Mr. Icahn and his affiliates. Accordingly, these individuals will not be devoting all of their professional time to the management of us, and conflicts may arise between our interests and the other entities or business activities in which such individuals are involved. Conflicts of interest may arise in the future as such affiliates and we may compete for the same assets, purchasers and sellers of assets or financings.

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
      As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries, are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans which are underfunded by a total of approximately $33.0 million on an ongoing actuarial basis and $149.0 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the ACF controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

      The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
      Starfire Holding Corporation, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250.0 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

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
      To avoid regulation under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company.
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

We may become taxable as a corporation.
      We operate as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. We believe that we have been and are properly treated as a partnership for federal income tax purposes. However, the Internal Revenue Service, or IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income at regular corporate tax rates. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act of

1940, it is likely that we would be treated as a corporation for U.S. federal income tax purposes and subject to corporate tax on our net income at regular corporate tax rates. The cost of paying federal and possibly state income tax, either for past years or going forward, would be a significant liability and would reduce our funds available to make interest and principal payments on the notes.

Real Estate Operations

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
      We seek to acquire investments that are undervalued. Acquisition opportunities in the real estate market for value-added investors have become competitive to source and the increased competition may negatively impact the spreads and the ability to find quality assets that provide returns that we seek. These investments may not be readily financeable and may not generate immediate positive cash flow for us. There can be no assurance that any asset we acquire, whether in the real estate sector or otherwise, will increase in value or generate positive cash flow.

We may not be able to sell our rental properties, which would reduce cash available for other purposes.
      We are currently marketing for sale our rental real estate portfolio. As of December 31, 2004, we owned 71 rental real estate properties with a book value of approximately $196.3 million, individually encumbered by mortgage debt which aggregated approximately $91.9 million. As of December 31, 2004, we had entered into conditional sales contracts or letters of intent for 15 rental real estate properties. Selling prices for the properties covered by the contracts or letters of intent would total approximately $97.9 million. These properties are encumbered by mortgage debt of approximately $36.0 million. Generally, these contracts and letters of intent may be terminated by the buyer with little or no penalty. We may not be successful in obtaining purchase offers for our remaining properties at acceptable prices and sales may not be consummated. Many of our properties are net-leased to single corporate tenants, it may be difficult to sell those properties that existing tenants decline to re-let. Our attempt to market the real estate portfolio may not be successful. Even if our efforts are successful, we cannot be certain that the proceeds from the sales can be used to acquire businesses and investments at prices or at projected returns which are deemed favorable. From January 1, 2005 through March 1, 2005, we sold four of these rental real estate properties for approximately $46.5 million. These properties were encumbered by approximately $10.8 million of mortgage debt.

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
      We continue to pursue the approval and development of our New Seabury property in Cape Cod, Massachusetts. The development plans have been opposed by the Cape Cod Commission. We have appealed its administrative decision asserting jurisdiction over the development and a Massachusetts Superior Court ruled that a development proposal for up to 278 residential units was exempt from the commission’s jurisdiction. However, the court has not ruled with respect to our initial proposal to build up to 675 residential/hotel units. We are currently in settlement discussions with the commission but these discussions may not be successful. We cannot predict the effect on our development of the property if we are unable to settle with the commission, if we lose any appeal from the court’s decision or if the commission is ultimately successful in asserting jurisdiction over any of the development proposals.

We may be subject to environmental liability as an owner or operator of development and rental real estate.
      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances, pollutants and contaminants released on, under, in or from its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such substances. To the extent any such substances are found in or on any property invested in by us, we could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation may adversely affect the ability to finance, refinance or dispose of such property. We generally conduct a Phase I environmental site assessment on properties in which we are considering investing. A Phase I environmental site assessment involves record review, visual site assessment and personnel interviews, but does not typically include invasive testing procedures such as air, soil or groundwater sampling or other tests performed as part of a Phase II environmental site assessment. Accordingly, there can be no assurance that these assessments will disclose all potential liabilities or that future property uses or conditions or changes in applicable environmental laws and regulations or activities at nearby properties will not result in the creation of environmental liabilities with respect to a property.

Hotel and Casino Operations

The gaming industry is highly regulated. The gaming authorities and state and municipal licensing authorities have significant control over our operations.
      Our properties currently conduct licensed gaming operations in Nevada. In addition, we have entered in an agreement to acquire shares of GB Holdings that together with shares we currently own, will result in our owning approximately 77.5% of the common stock to GB Holdings and warrants to purchase, upon the occurrence of certain events, 21.3% of the fully diluted common stock of its subsidiary, Atlantic Holdings, which owns and operates The Sands Hotel and Casino. Various regulatory authorities, including the Nevada State Gaming Control Board, Nevada Gaming Commission and the New Jersey Casino Control Commission, require our properties and The Sands Hotel and Casino to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our current or proposed ownership interests in any of the licensed gaming operations conducted in Nevada and New Jersey, any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada or New Jersey, we may also be subject to the gaming laws and regulations of those other jurisdictions.
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

Rising operating costs for our gaming and entertainment properties could have a negative impact on our profitability.
      The operating expenses associated with our gaming and entertainment properties could increase due to some of the following factors:

•	potential changes in the tax or regulatory environment which impose additional restrictions or increase operating costs;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our working capital;

•	our Nevada properties use significant amounts of water and a water shortage may adversely affect our operations;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	some of our employees are covered by collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities;

•	our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us; and

•	our insurance coverage may not be adequate to cover all possible losses and our insurance costs may increase.

We face substantial competition in the hotel and casino industry.
      The hotel and casino industry in general, and the markets in which we compete in particular, are highly competitive.

•	we compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options;

•	we compete with the continued growth of gaming on Native American tribal lands;

•	the existence of legalized gambling in other jurisdictions may reduce the number of visitors to our properties;

•	certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers; and

•	our properties also compete and will in the future compete with all forms of legalized gambling.
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
      The strength and profitability of our business depends on consumer demand for hotel-casino resorts and gaming in general and for the type of amenities we offer. Changes in consumer preferences or discretionary consumer spending could harm our business.

      During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings, because the gaming and other leisure activities we offer at our properties are discretionary expenditures, and participation in these activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Additionally, rising gas prices could deter non-local visitors from traveling to our properties.
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

Our hotels and casinos may need to increase capital expenditures to compete effectively.
      Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, may be necessary from time to time to preserve the competitiveness of our hotels and casinos. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from operations is insufficient to provide for needed levels of capital expenditures, the competitive position of our hotels and casinos could deteriorate if our hotels and casinos are unable to raise funds for such purposes.

Increased state taxation of gaming and hospitality revenues could adversely affect our hotel and casinos’ results of operations.
      The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. Future changes in state taxation of casino gaming companies cannot be predicted and any such changes could adversely affect the operating results of our hotels and casino.

Oil and Gas

We face substantial risks in the oil and gas industry.
      The exploration for and production of oil and gas involves numerous risks. The cost of drilling, completing and operating wells for oil or gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formation;

•	equipment failures or repairs;

•	fires or other accidents;

•	adverse weather conditions;

•	pipeline ruptures or spills; and

•	shortages or delays in the availability of drilling rigs and the delivery of equipment.

The oil and gas industry is subject to environmental regulation by state and federal agencies.
      The operations that we expect to acquire are affected by extensive regulation through various federal, state and local laws and regulations relating to the exploration for and development, production, gathering and marketing of oil and gas. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds or other financial responsibility requirements, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.
      The operations that we expect to acquire are also subject to numerous environmental laws, including but not limited to, those governing management of waste, protection of water, air quality, the discharge of materials into the environment, and preservation of natural resources. Non-compliance with environmental laws and the discharge of oil, natural gas, or other materials into the air, soil or water may give rise to liabilities to the government and third parties, including civil and criminal penalties, and may require us to incur costs to remedy the discharge. Oil and gas may be discharged in many ways, including from a well or drilling equipment at a drill site, leakage from pipelines or other gathering and transportation facilities, leakage from storage tanks, and sudden discharges from oil and gas wells or explosion at processing plants. Hydrocarbons tend to degrade slowly in soil and water, which makes remediation costly, and discharged hydrocarbons may migrate through soil and water supplies or adjoining property, giving rise to additional liabilities. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose retroactive, strict, and joint and several liabilities rendering entities liable for environmental damage without regard to negligence or fault. In the past, we have agreed to indemnify sellers of producing properties against certain liabilities for environmental claims associated with those properties. We cannot assure you that new laws or regulations, or modifications of or new interpretations of existing laws and regulations, will not substantially increase the cost of compliance or otherwise adversely affect our oil and gas operations and financial condition or that material indemnity claims will not arise with respect to properties that we acquire. While we do not anticipate incurring material costs in connection with environmental compliance and remediation, we cannot guarantee that material costs will not be incurred.
      The operations that we expect to acquire depend upon financing or acquiring additional reserves.

We may experience difficulty finding and acquiring additional reserves and may be unable to compensate for the depletion of proved reserves.
      The future success and growth of the operations that we expect to acquire depend upon the ability to find or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our proved reserves will generally decline as they are produced. The decline rate varies depending upon reservoir characteristics and other factors. Future oil and gas reserves and production, and, therefore, cash flow and income will be highly dependent upon the level of success in exploiting current reserves and acquiring or finding additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the ability to make the necessary capital investments to maintain or expand this asset base of oil and gas reserves could be impaired. Development projects and acquisition activities may not result in additional reserves. We may not have success drilling productive wells at economic returns sufficient to replace our current and future production. We may acquire reserves which contain undetected problems or issues that did not initially appear to be significant to us.

Difficulties in exploration and development could adversely affect our financial condition.
      The costs of drilling all types of wells are uncertain, as are the quantity of reserves to be found, the prices that NEG Holding, TransTexas or Panaco will receive for the oil or natural gas, and the costs to operate the well. While each has successfully drilled wells, you should know that there are inherent risks in doing so, and, if we complete the acquisitions, those difficulties could materially affect our financial condition and results of operations. Also, just because we complete a well and begin producing oil or natural gas, we cannot assure you that we will recover our investment or make a profit.

Oil and gas prices are likely to be volatile.
      The revenues, profitability and the carrying value of oil and gas properties that we have agreed to acquire are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Historically, the markets for oil and gas have been volatile. Markets for oil and gas likely will continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (1) relatively minor changes in the supply of, and demand for, oil and gas; (2) market uncertainty; and (3) a variety of additional factors, all of which are beyond our control. These factors include, among others:

•	domestic and foreign political conditions;

•	the price and availability of domestic and imported oil and gas;

•	the level of consumer and industrial demand;

•	weather, domestic and foreign government relations; and

•	the price and availability of alternative fuels and overall economic conditions.
      The production of each of NEG Holding, TransTexas and Panaco is weighted toward natural gas, making earnings and cash flow more sensitive to natural gas price fluctuations.

Operating hazards and uninsured risks are inherent to the oil and gas industry.
      The oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although NEG Holding, TransTexas and Panaco carry insurance at levels we believe are reasonable, they are not fully insured against all risks. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on their and our financial condition and operations.

Our use of hedging arrangements could adversely affect our results of operations.
      NEG Holding and TransTexas, typically hedge a portion of oil and gas production during periods when market prices for products are higher than historical average prices. During 2004, NEG Holding and TransTexas hedged 61% and 57%, respectively, of annual natural gas production and NEG Holding and TransTexas hedged 96% and 81%, respectively, of annual oil production.
      Typically, NEG Holding, TransTexas and Panaco have used swaps, cost-free collars and options to put products to a purchaser at a specified price, or floor. In these transactions, NEG Holding, TransTexas and Panaco will usually have the option to receive from the counterparty to the hedge a specified price or the excess of a specified price over a floating market price. If the floating price exceeds the fixed price, the hedging party is required to pay the counterparty all or a portion of this difference multiplied by the quantity hedged.

The oil and gas industry is highly competitive.
      There are many companies and individuals engaged in the exploration for and development of oil and gas properties. Competition is particularly intense with respect to the acquisition of oil and gas producing properties and securing experienced personnel. We encounter competition from various oil and gas companies in raising capital and in acquiring producing properties. Many of our competitors have financial and other resources considerably larger than ours.

Investments

We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses.
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
      Other related risks include liquidity risks, which arise in the course of our general funding activities and the management of our balance sheet. This includes both risks relating to the raising of funding with appropriate maturity and interest rate characteristics and the risk of being unable to liquidate an asset in a timely manner at an acceptable price. Real estate investments by their nature are often difficult or time-consuming to liquidate. Also, buyers of minority interests may be difficult to secure, while transfers of large block positions may be subject to legal, contractual or market restrictions. Other operating risks for us include lease terminations, whether scheduled terminations or due to tenant defaults or bankruptcies, development risks, and environmental and capital expenditure matters, as described elsewhere herein. Our mortgages payable are primarily fixed-rate debt and, therefore, are not subject to market risk.
      We invest in U.S. Government and Agency obligations which are subject to interest rate risk. As interest rates fluctuate, we will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at December 31, 2004, would decline by approximately $200,000.
      At December 31, 2004, we had a short position with respect to 2.5 million shares of common stock of a company in bankruptcy. If the price of the common stock increased by 10% from the price at that date, we would have incurred an additional loss of approximately $10.0 million with respect to that position.
      Whenever practical, we employ internal strategies to mitigate exposure to these and other risks. We perform, on a case by case basis with respect to new investments, internal analyses of risk identification, assessment and control. We review credit exposures, and seek to mitigate counterparty credit exposure through various techniques, including obtaining and maintaining collateral, and assessing the creditworthiness of counterparties and issuers. Where appropriate, an analysis is made of political, economic and financial conditions, including those of foreign countries. Operating risk is managed through the use of experienced personnel. We seek to achieve adequate returns commensurate with the risk it assumes. We utilize qualitative as well as quantitative information in managing risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
American Real Estate Partners, L.P.
      We have audited the accompanying consolidated balance sheet of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, changes in partners’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Real Estate Partners, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
New York, New York
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
American Real Estate Partners, L.P.:
      We have audited the accompanying consolidated balance sheet of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2003, and the related consolidated statements of earnings, changes in partners’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III for the years ended December 31, 2003 and 2002. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
September 5, 2004

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	December 31,

	2004	2003

	(In $000’s except per
	unit amounts)
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$762,708	$487,498
Investment in U.S. government and agency obligations (Note 4)	96,840	52,583
Marketable equity and debt securities (Note 5)	2,248	55,826
Due from brokers (Note 6)	123,001	—
Restricted cash	19,856	15,058
Receivables and other current assets	51,575	43,420
Real estate leased to others:
Current portion of lease amortization for leases accounted for under the financing method (Note 8)	3,912	5,738
Properties held for sale (Notes 9 and 15)	58,021	128,813
Current portion of investment in debt securities of affiliates (Note 12)	10,429	—
Current portion of deferred tax asset (Note 23)	2,685	2,982

Total current assets	1,131,275	791,918
Investment in U.S. government and agency obligations (Note 4)	5,491	8,990
Other investments (Note 7)	245,948	50,328
Land and construction-in-progress (Note 15)	106,537	43,459
Real estate leased to others:
Accounted for under the financing method (Notes 8, 15 and 16)	85,281	131,618
Accounted for under the operating method, net of accumulated depreciation (Notes 9, 15 and 16)	49,118	76,443
Hotel, casino and resort operating properties, net of accumulated depreciation:
American Casino & Entertainment Properties LLC (Notes 10 and 17)	289,360	298,703
Hotel and resorts (Notes 9 and 11)	50,132	41,526
Deferred finance costs and other assets, net	21,038	3,833
Long-term portion of investment in debt securities of affiliates (Note 12)	115,075	24,696
Investment in NEG Holding LLC (Note 14)	87,800	69,346
Equity interest in GB Holdings, Inc. (The Sands Hotel and Casino)(Note 13)	10,603	30,854
Deferred tax asset (Note 23)	65,399	74,892

Total	$2,263,057	$1,646,606

LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current portion of mortgages payable (Notes 8, 9 and 16)	$3,700	$4,892
Mortgages on properties held for sale (Notes 9 and 16)	27,477	82,861
Accounts payable, accrued expenses and other current liabilities (Note 20)	81,793	45,774
Securities sold not yet purchased (Note 6)	90,674	—
Credit facility due affiliates (Notes 14 and 17)	—	25,000

Total current liabilities	203,644	158,527

Other liabilities	23,239	22,980
Long-term portion of mortgages payable (Notes 8, 9 and 16)	60,719	93,236
Senior secured notes payable (Note 18)	215,000	—
Senior unsecured notes payable-net of unamortized discount of $2,402 (Note 19)	350,598	—
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 10,400,000 authorized; 10,286,264 and 9,796,607 issued and outstanding as of December 31, 2004 and 2003 (Note 24)	106,731	101,649

Total long-term liabilities	756,287	217,865

Commitments and contingencies (Notes 3 and 24):
Partners’ Equity:
Limited partners:
Depositary units; 47,850,000 authorized; 47,235,484 outstanding	1,328,031	1,184,870
General partner	(12,984)	97,265
Treasury units at cost:
1,137,200 depositary units (Note 28)	(11,921)	(11,921)

Partners’ equity (Notes 2 and 3)	1,303,126	1,270,214

Total	$2,263,057	$1,646,606

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Years Ended December 31,

	2004	2003	2002

	(In $000’s except unit and
	per unit amounts)
Revenues:
Hotel and casino operating income (Note 10)	$299,981	$262,811	$250,023
Land, house and condominium sales	26,591	13,265	76,024
Interest income on financing leases	9,880	13,115	14,722
Interest income on U.S. Government and Agency obligations and other investments (Notes 2 and 7)	44,418	22,583	30,569
Rental income	7,219	6,399	5,932
Hotel and resort operating income (Note 11)	18,477	14,592	14,918
Accretion of investment in NEG Holding LLC (Note 14)	34,432	30,142	32,879
NEG management fee	11,563	7,967	7,637
Dividend and other income (Notes 5 and 7)	3,133	3,061	2,720
Equity in (loss) earnings of GB Holdings, Inc. (Note 13)	(2,113)	(3,466)	305

	453,581	370,469	435,729

Expenses:
Hotel and casino operating expenses (Note 10)	227,603	216,857	217,938
Cost of land, house and condominium sales	18,486	9,129	54,640
Hotel and resort operating expenses (Note 11)	15,234	11,138	12,553
Interest expense (Notes 15, 16, 17, 18, 19 and 22)	46,099	21,103	27,297
Depreciation and amortization	29,955	24,764	23,589
General and administrative expenses (Note 3)	20,952	14,081	14,134
Property expenses	4,288	4,434	3,549
Provision for losses on real estate	3,150	750	3,212

	365,767	302,256	356,912

Operating income	87,814	68,213	78,817
Other gains and (losses):
(Loss) on sale of other assets	—	(1,503)	(353)
Gain on sale of marketable equity and debt securities	40,159	2,607	—
Unrealized losses on securities sold short (Note 6)	(23,619)	—	—
Impairment loss on equity interest in GB Holdings, Inc. (Note 13)	(15,600)	—	—
Write-down of marketable equity and debt securities and other investments (Note 5)	—	(19,759)	(8,476)
Gain on sales and disposition of real estate (Note 15)	5,262	7,121	8,990
Loss on limited partnership interests	—	—	(3,750)
Minority interest in net earnings of Stratosphere Corporation (Note 10)	—	—	(1,943)

Income from continuing operations before income taxes	94,016	56,679	73,285
Income tax (expense) benefit (Note 23)	(16,763)	1,573	(10,096)

Income from continuing operations	77,253	58,252	63,189

Discontinued operations:
Income from discontinued operations	8,523	8,419	7,507
Gain on sales and disposition of real estate	75,197	3,353	—

Total income from discontinued operations	83,720	11,772	7,507

Net earnings	$160,973	$70,024	$70,696

Net earnings attributable to (Note 1):
Limited partners	$152,507	$59,360	$63,168
General partner	8,466	10,664	7,528

	$160,973	$70,024	$70,696

Net earnings per limited partnership unit (Notes 2 and 21):
Basic earnings:
Income from continuing operations	$1.53	$0.99	$1.11
Income from discontinued operations	1.78	0.25	0.16

Basic earnings per LP unit	$3.31	$1.24	$1.27

Weighted average limited partnership units outstanding	46,098,284	46,098,284	46,098,284

Diluted earnings:
Income from continuing operations	$1.46	$0.92	$0.99
Income from discontinued operations	1.59	0.21	0.13

Diluted earnings per LP unit	$3.05	$1.13	$1.12

Weighted average limited partnership units and equivalent partnership units outstanding	51,542,312	54,489,943	56,466,698

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’
EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In $000’s)

		Limited Partners’
		Equity
	General
	Partner’s			Held in Treasury		Total
	Equity	Depositary	Preferred			Partners’
	(Deficit)	Units	Units	Amounts	Units	Equity

Balance, December 31, 2001	$58,846	$996,701	$92,198	$(11,921)	1,137	1,135,824
Comprehensive income:
Net earnings	7,528	63,168	—	—	—	70,696
Reclassification of unrealized loss on sale of debt securities	211	10,384	—	—	—	10,595
Adjustment to reverse unrealized loss on investment securities reclassified to notes receivable	131	6,451	—	—	—	6,582
Net unrealized losses on securities available for sale	(5)	(237)	—	—	—	(242)

Comprehensive income	7,865	79,766	—	—	—	87,631
Net adjustment for acquisition of minority interest (Note 10)	21,151	—	—	—	—	21,151
Pay-in-kind distribution (Note 22)	—	(4,610)	4,610	—	—	—
Capital contribution to American Casino (Note 10)	831	—	—	—	—	831

Balance, December 31, 2002	88,693	1,071,857	96,808	(11,921)	1,137	1,245,437
Comprehensive income:
Net earnings	10,664	59,360	—	—	—	70,024
Reclassification of unrealized loss on sale of debt securities	15	746	—	—	—	761
Net unrealized gains on securities available for sale	183	8,991	—	—	—	9,174
Sale of marketable equity securities available for sale	(6)	(274)	—	—	—	(280)

Comprehensive income	10,856	68,823	—	—	—	79,679
Pay-in-kind distribution (Note 22)	—	(2,391)	2,391	—	—	—
Change in deferred tax asset valuation allowance related to book-tax differences existing at time of bankruptcy (Note 23)	524	46,581	—	—	—	47,105
Capital distribution (Note 10)	(2,808)	—	—	—	—	(2,808)
Reclassification of Preferred LP units to liabilities (Note 22)	—	—	(99,199)	—	—	(99,199)

Balance, December 31, 2003	97,265	1,184,870	—	(11,921)	1,137	1,270,214
Comprehensive income:
Net earnings	8,466	152,507	—	—	—	160,973
Reclassification of unrealized gains on marketable securities sold	(190)	(9,378)	—	—	—	(9,568)
Net unrealized losses on securities available for sale	1	32	—	—	—	33

Comprehensive income	8,277	143,161	—	—	—	151,438
Capital distribution from American Casino (Note 10)	(17,916)	—	—	—	—	(17,916)
Capital contribution to American Casino (Note 10)	22,800	—	—	—	—	22,800
Arizona Charlie’s acquisition (Note 10)	(125,900)	—	—	—	—	(125,900)
Change in deferred tax asset related to acquisition of Arizona Charlie’s	2,490	—	—	—	—	2,490

Balance, December 31, 2004	$(12,984)	$1,328,031	$—	$(11,921)	1,137	$1,303,126

      Accumulated other comprehensive income (loss) at December 31, 2004, 2003 and 2002 was $(122), $9,174 and ($242), respectively.
See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Years Ended December 31,

	2004	2003	2002

	(In $000’s)
Cash flows from operating activities:
Income from continuing operations	$77,253	$58,252	$63,189
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,955	24,764	23,589
Preferred LP interest expense	5,082	2,450	—
Gain on sale of marketable equity securities	(40,159)	(2,607)	—
Unrealized losses on securities sold short	23,619	—	—
Impairment loss on equity interest in GB Holdings, Inc.	15,600	—	—
Gain on sales and disposition of real estate	(5,262)	(7,121)	(8,990)
Loss on limited partnership interests	—	—	3,750
Loss on sale of other assets	96	1,503	353
Provision for loss on real estate	3,150	750	3,212
Write-down of marketable equity and debt securities and other investments	—	19,759	8,476
Minority interest in net earnings of Stratosphere Corporation	—	—	1,943
Equity in losses (earnings) of GB Holdings, Inc.	2,113	3,466	(305)
Deferred gain amortization	(2,038)	(2,038)	(2,038)
Accretion of investment in NEG Holding LLC	(34,432)	(30,142)	(32,879)
Deferred income tax expense (benefit)	13,946	(5,875)	9,785
Changes in operating assets and liabilities:
(Increase) decrease in receivables and other assets	(10,234)	(299)	2,944
Increase in due from brokers	(123,001)	—	—
Increase (decrease) in land and construction-in-progress	(1,626)	(4,106)	24,215
Increase in restricted cash	(4,798)	(13,095)	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	92,476	(37,328)	271

Net cash provided by continuing operations	41,740	8,333	97,515

Total income from discontinued operations	83,720	11,772	7,507
Depreciation and amortization	1,104	5,167	4,521
Net gain from property transactions	(75,197)	(3,353)	—

Net cash provided by discontinued operations	9,627	13,586	12,028

Net cash provided by operating activities	51,367	21,919	109,543

Cash flows from investing activities:
Increase (decrease) in other investments	2,942	(28,491)	(23,200)
Repayments of mezzanine loans included in other investments	49,130	12,200	23,000
Net proceeds from the sales and disposition of real estate	16,790	15,290	20,513
Principal payments received on leases accounted for under the financing method	4,219	5,310	5,941
Purchase of debt securities included in other investments	(245,166)	—	—
Purchase of debt securities of affiliates	(65,500)	—	—
Purchase of Atlantic Holdings debt included in debt securities due from affiliates	(36,000)	—	—
Acquisition of Arizona Charlies’	(125,900)	—	—
Additions to hotel, casino and resort operating property	(16,203)	(32,911)	(21,715)
Acquisition of hotel and resort operating property	(16,463)	—	—
Acquisitions of rental real estate	(14,583)	—	(18,226)
Acquisition of land and construction in progress	(61,845)	—	—
Additions to rental real estate	(18)	(413)	(181)
(Increase) decrease in investment in U.S. Government and Agency Obligations (Note 2)	(40,757)	274,478	(22,410)
Increase in marketable equity and debt securities	—	(45,140)	(4,415)
Proceeds from sale of marketable equity and debt securities	90,614	3,843	—
Decrease in note receivable from affiliate	—	250,000	—
Decrease in minority interest in Stratosphere Corp.	—	—	(44,744)
Decrease in investment in Stratosphere Corp.	—	788	—
Investment in NEG, Inc.	—	(148,101)	—
Guaranteed payment from NEG Holding LLC	15,979	18,229	21,653
Priority distribution from NEG Holding LLC	—	40,506	—
Decrease in due to affiliate	—	—	(68,491)
Other	(194)	560	197

Net cash (used in) provided by investing activities from continuing operations	(442,955)	366,148	(132,078)
(continued on next page)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2004	2003	2002

Cash flows from investing activities from discontinued operations:
Net proceeds from the sales and disposition of real estate	134,789	5,336	—

Net cash (used in) provided by investing activities	(308,166)	371,484	(132,078)

Cash flows from financing activities:
Partners’ Equity:
Distributions to members	(17,916)	—	—
Member’s contribution	22,800	—	—
Contributions to American Casino	—	—	598
Debt:
Repayment of credit facilities	—	(2,904)	(5,000)
Proceeds from credit facility	—	7,780	17,220
Proceeds from Senior Notes Payable	565,409	—	—
Decrease in due to affiliates	(24,925)	—	—
Proceeds from mortgages payable	10,000	20,000	12,700
Payments on mortgages payable	—	(3,837)	(462)
Periodic principal payments	(5,248)	(6,484)	(7,198)
Debt issuance costs	(18,111)	—	—
Other	—	—	242

Net cash provided by financing activities	532,009	14,555	18,100

Net increase (decrease) in cash and cash equivalents	275,210	407,958	(4,435)
Cash and cash equivalents, beginning of year	487,498	79,540	83,975

Cash and cash equivalents at end of year	$762,708	$487,498	$79,540

Supplemental information:
Cash payments for interest, net of amounts capitalized	$44,258	$65,110	$37,176

Supplemental schedule of noncash investing and financing activities:
Reclassification of real estate to operating lease	$—	$5,065	$13,403
Reclassification from hotel and resort operating properties	(6,428)	—	—
Reclassification of real estate from financing lease	(1,920)	(5,065)	(13,503)
Reclassification of real estate from operating lease	(38,452)	(126,263)	—
Reclassification of real estate to property held for sale	46,800	126,263	100
Decrease in other investments	—	(3,453)	—
Decrease in deferred income	—	2,565	—
Increase in real estate accounted for under the operating method	—	888	—
Reclassification from marketable equity and debt securities	—	—	(20,494)
Reclassification from receivable and other assets	—	(1,631)
Reclassification to other investments	—	1,631	20,494

	$—	$—	$—

Net unrealized (losses) gains on securities available for sale	$33	$9,174	$(242)

Increase in equity and debt securities	$1,740	$1,200	$2,890

Contribution of note from NEG Holding LLC	$—	$10,940	$—

Change in tax asset related to acquisition	$2,490	$—	$—

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
      American Real Estate Partners, L.P. and its subsidiaries (the “Company” or “AREP”) are engaged in the following operating businesses: (1) rental real estate; (2) hotel, casino and resort operations; (3) land, house and condominium development, (4) participation and management of oil and gas operating properties; and (5) investment in securities, including investment in other entities and marketable equity and debt securities.
      As a result of the Company’s expansion into non-real estate businesses, the Company has changed the presentation of its 2004 Consolidated Balance Sheet to a classified basis. The 2003 Consolidated Balance Sheet has been reclassified to conform to the 2004 presentation.
      On July 1, 1987, American Real Estate Holdings Limited Partnership (the “Subsidiary” or “AREH”), in connection with an exchange offer (the “Exchange”), entered into merger agreements with American Real Estate Partners, L.P. and each of thirteen separate limited partnerships (collectively, the “Predecessor Partnerships”), pursuant to which the Subsidiary acquired all the assets, subject to the liabilities of the Predecessor Partnerships.
      By virtue of the Exchange, the Subsidiary owns the assets, subject to the liabilities, of the Predecessor Partnerships. The Company owns a 99% limited partner interest in AREH. AREH, the operating partnership, was formed to hold the investments of and conduct the business operations of the Company. Substantially all of the assets and liabilities of the Company are owned by AREH and substantially all operations are conducted through AREH. American Property Investors, Inc. (the “General Partner”) owns a 1% general partner interest in both the Subsidiary and the Company, representing an aggregate 1.99% general partner interest in the Company and the Subsidiary. The General Partner is owned and controlled by Mr. Carl C. Icahn (“Icahn” or “Mr. Icahn”).
      On August 16, 1996, the Company amended its Partnership Agreement to permit non-real estate related acquisitions and investments to enhance unitholder value and further diversify its assets. Under the Amendment, investments may include equity and debt securities of domestic and foreign issuers. The portion of the Company’s assets invested in any one type of security or any single issuer are not limited.
      The Company will conduct its activities in such a manner so as not to be deemed an investment company under the Investment Company Act of 1940 (the “1940 Act”). Generally, this means that no more than 40% of the Company’s total assets will be invested in investment securities, as such term is defined in the 1940 Act. In addition, the Company does not intend to invest in securities as its primary business and will structure its investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code.
      As of December 31, 2004, affiliates of the General Partner owned 8,900,995 Preferred Units, or 86.5%, and 39,896,836 Depository Units or 86.5%.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidations — The consolidated financial statements include the accounts of AREP and its majority-owned subsidiaries in which control can be exercised. The Company is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. The Company uses the guidance set forth in AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, with respect to its investments in partnerships and limited liability companies. In addition, the Company uses the guidance of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, or FIN 46R, whereby an interest in a variable interest entity where the Company is deemed to be the primary beneficiary would be consolidated. The Company is not deemed to be the primary beneficiary, as defined, with respect to National Energy Group, Inc.’s (“NEG”) investment in NEG Holding, LLC (“Holding LLC”). The Company accounts for its residual equity

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
investment in Holding LLC in accordance with APB 18 (see Note 14). All material intercompany balances and transactions are eliminated.
      Investments in affiliated companies determined to be voting interest entities in which AREP owns between 20% and 50%, and therefore exercises significant influence, but which it does not control, are accounted for using the equity method. The Company accounts for its 36% interest in GB Holdings on the equity basis.
      In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis.
      Net Earnings Per Limited Partnership Unit — Basic earnings per LP Unit are based on net earnings as adjusted prior to the July 1, 2003 preferred pay-in-kind distribution to Preferred Unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of depositary limited partnership units outstanding.
      Diluted earnings per LP Unit are based on net earnings attributable to limited partner interests, as adjusted after July 1, 2003 for the preferred pay-in-kind distributions, as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units. The number of limited partnership units used in the calculation of diluted income per limited partnership unit increased as follows: 5,444,028, 8,391,659, and 10,368,414 limited partnership units for the years ended December 31, 2004, 2003 and 2002, respectively, to reflect the effects of the dilutive preferred units.
      For accounting purposes, NEG’s earnings prior to the NEG acquisition in October 2003 and Arizona Charlie’s earnings prior to its acquisition in May 2004 have been allocated to the General Partner and therefore excluded from the computation of basic and diluted earnings per limited partnership unit.
      Cash and Cash Equivalents — The Company considers short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents. Included in cash and cash equivalents at December 31, 2004 and 2003 are investments in government-backed securities of approximately $658,534,000 and $378,000,000, respectively.
      Restricted Cash — Restricted cash consists of funds held by third parties in connection with tax free property exchanges pursuant to Internal Revenue Code Section 1031.
      Marketable Equity and Debt Securities, Investment in U.S. Government and Agency Obligations and Other Investments — Investments in equity and debt securities are classified as either trading, held-to-maturity or available for sale for accounting purposes. Trading securities are valued at quoted market value at each balance sheet date with the unrealized gains or losses reflected in the Consolidated Statements of Earnings. Investments in U.S. Government and Agency Obligations are classified as available for sale. Available for sale securities are carried at fair value on the balance sheet of the Company. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners’ Equity and when sold are reclassified out of Partners’ Equity based on specific identification. Held-to-maturity securities are recorded at amortized cost.
      A decline in the market value of any held-to-maturity or available for sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recorded when declared and interest income is recognized when earned.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other investments.
      a. The Company accounts for secured bank debt acquired at a discount for which the Company believes it is not probable that the undiscounted future cash collection will be sufficient to recover the face amount of the loan and constructive interest utilizing the cost recovery method in accordance with Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans.” For secured bank debt acquired at a discount where recovery is probable, the Company amortizes the discount on the loan over the period in which the payments are probable of collection, only if the amounts are reasonably estimable and the ultimate collectibility of the acquisition amount of the loan and the discount is probable. The Company evaluates collectibility for every loan at each balance sheet date.
      SOP 03-03, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which is effective for fiscal years beginning after December 15, 2004, limits the yield that may be accreted to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in a loan. The Company does not expect that the adoption of this SOP will have a significant impact on its financial statements.
      b. The Company has generally not recognized any profit in connection with the property sales in which certain purchase money mortgages receivable were taken back. Such profits are being deferred and will be recognized when the principal balances on the purchase money mortgages are received.
      c. The Company has provided development financing for certain real estate projects. The security for these loans is either a second mortgage or a pledge of the developers’ ownership interest in the properties. Such loans are subordinate to construction financing and are generally referred to as mezzanine loans. Generally, interest is not paid periodically but is due at maturity or earlier from unit sales or refinancing proceeds. The Company defers recognition of interest income on mezzanine loans pending receipt of all principal payments.
      Income Taxes — No provision has been made for federal, state or local income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners. American Entertainment Properties Corp., the parent of American Casino & Entertainment Properties LLC (“American Casino”), and NEG, the Company’s corporate subsidiaries, account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      Leases — The Company leases to others substantially all its real property under long-term net leases and accounts for these leases in accordance with the provisions of Financial Accounting Standards Board Statement No. 13, “Accounting for Leases,” as amended. This Statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or an operating lease.
      a. Financing Method-Under this method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease.
      b. Operating Method-Under this method, revenue is recognized as rentals become due and expenses (including depreciation) are charged to operations as incurred.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Properties — Properties held for investment, other than those accounted for under the financing method, are carried at cost less accumulated depreciation unless declines in the values of the properties are considered other than temporary, at which time the property is written down to net realizable value. A property is classified as held for sale at the time management determines that the criteria in SFAS 144 have been met. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are no longer depreciated and their operations are included in discontinued operations. As a result of the reclassification of certain real estate to properties held for sale during the years ended December 31, 2004 and 2003, income and expenses of such properties are reclassified to discontinued operations for all prior periods.
      Depreciation — Depreciation is principally computed using the straight-line method over the estimated useful life of the particular property or property components, which range from 3 to 45 years.
      Use of Estimates — Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The more significant estimates include the valuation of (1) long-lived assets, (2) mortgages and notes receivable, (3) marketable equity and debt securities and other investments, (4) costs to complete for land, house and condominium developments, (5) gaming-related liability and loyalty programs and (6) deferred tax assets.

Revenue and Expense Recognition-
      1. Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. The Company follows the guidelines for profit recognition set forth by Financial Accounting Standards Board (FASB) Statement No. 66, “Accounting for Sales of Real Estate.”
      2. Casino revenues and promotional allowances — The Company recognizes revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Revenues include the retail value of rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. Hotel and restaurant revenue is recognized when services are performed. The cost of such complimentaries is included in “Hotel and casino operating expenses.”
      The Company also rewards customers, through the use of loyalty programs with points based on amounts wagered, that can be redeemed for a specified period of time for cash. The Company deducts the cash incentive amounts from casino revenue.
      3. Sales, advertising and promotion — These costs are expensed as incurred and were approximately $28.8 million, $22.9 million and $18.1 million in the years ended December 31, 2004, 2003 and 2002, respectively.
      Land and Construction-in-Progress — These costs are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable condition is reached. The capitalization rate is based on the interest rate on specific borrowings to fund the projects.
      Investment in NEG Holding LLC — Due to the substantial uncertainty that the Company will receive any distribution above the priority and guaranteed payment amounts, the Company accounts for its investment in Holding LLC as a preferred investment whereby guaranteed payment amounts received and receipts of the priority distribution amount are recorded as reductions in the investment and income is recognized from accretion of the investment up to the priority distribution amount, including the guaranteed payments (based on the interest method). See Note 14. Following receipt of the guaranteed payments and priority distributions, the residual interest in the investment will be valued at zero.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company periodically evaluates the carrying amount of its investment in Holding LLC to determine whether current events or circumstances warrant adjustments to the carrying value and/or revisions to accretion of income. The Company currently believes that no such impairment has occurred and that no revision to the accretion of income is warranted.
      Accounting for Impairment of a Loan — If it is probable that, based upon current information, the Company will be unable to collect all amounts due according to the contractual terms of a loan agreement, the Company considers the asset to be “impaired.” Reserves are established against impaired loans in amounts equal to the difference between the recorded investment in the asset and either the present value of the cash flows expected to be received, or the fair value of the underlying collateral if foreclosure is deemed probable or if the loan is considered collateral dependent.
      Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of — Long-lived assets held and used by the Company and long-lived assets to be disposed of, are reviewed for impairment whenever events or changes in circumstances, such as vacancies and rejected leases, indicate that the carrying amount of an asset may not be recoverable.
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

3.	RELATED PARTY TRANSACTIONS
      a. On May 26, 2004, American Casino acquired two Las Vegas casino/hotels, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder from Mr. Icahn and an entity affiliated with Mr. Icahn, for aggregate consideration of $125.9 million. Mr. Icahn is Chairman of the Board of American Property Investors, Inc. The terms of the transactions were approved by the Audit Committee of the Board of Directors of the General Partner (“Audit Committee”) which was advised by its independent financial advisor and by counsel. (See Note 9).
      b. At December 31, 2002, the Company had a $250 million note receivable from Mr. Icahn, Chairman of the General Partner, which was repaid in October 2003. Interest income of approximately $7.9 million and $9.9 million was earned on this loan in the years ended December 31, 2003 and 2002, respectively, and is included in “Interest income on U.S. Government and Agency obligations and other investments” in the Consolidated Statements of Earnings.
      c. In 1997, the Company entered into a license agreement for a portion of office space from an affiliate. The license agreement dated as of February 1, 1997 expired May 22, 2004 and has been extended on a month to month basis. Pursuant to the license agreement, the Company has the non-exclusive use of approximately 2,275 square feet and common space for which it paid $11,185 plus 10.77% of additional rent. In the years ended December 31, 2004, 2003 and 2002, the Company paid such affiliate approximately $162,000, $159,000 and $153,000 respectively, in connection with this licensing agreement. The terms of such sublease were reviewed and approved by the Audit Committee. If the Company must vacate the space, it believes there will be adequate alternative space available.
      d. American Casino billed the Sands Hotel and Casino (the “Sands”) approximately $387,500, $191,000 and $27,900, respectively, for administrative services performed by Stratosphere personnel during the years ended December 31, 2004, 2003 and 2002.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      e. NEG received management fees from affiliates of approximately $11.6 million, $8.0 million and $7.6 million in the years ended December 31, 2004, 2003 and 2002, respectively.
      f. For the years ended December 31, 2004, 2003 and 2002 the Company paid approximately $325,000, $273,000 and $160,900 respectively, to an affiliate of the General Partner for telecommunication services, XO Communications, Inc.
      g. See Note 12b. and c. regarding the purchase of TransTexas and Panaco debt, respectively, from Icahn affiliates.
      h. See Note 12a. regarding the purchase of Atlantic Holdings Notes from Icahn affiliates.
      i. See Note 17 regarding additional related party obligations.
      j. See Note 29 regarding subsequent events.

4.	INVESTMENT IN U.S. GOVERNMENT AND AGENCY OBLIGATIONS
      The Company has investments in U.S. Government and Agency Obligations whose maturities range from January 2005 to December 2008 as follows (in $ millions):

	December 31,

	2004		2003

	Cost	Carrying	Cost	Carrying
	Basis	Value	Basis	Value

Available for Sale:
Matures in:
less than 1 year	$96.8	$96.8	$52.8	$52.6
2-5 years	5.6	5.5	9.0	9.0

	$102.4	$102.3	$61.8	$61.6

5.	MARKETABLE EQUITY AND DEBT SECURITIES (IN $ MILLIONS)

	December 31,

	2004		2003

	Cost	Carrying	Cost	Carrying
	Basis	Value	Basis	Value

Available for Sale:
Philip Service Corporation(a):
Equity	$—	$—	$—	$—
Corporate bonds(b)	—	—	45.1	51.6
Other	2.2	2.2	1.3	4.2

Total	$2.2	$2.2	$46.4	$55.8

      a. At December 31, 2002, the Company owned the following approximate interests in Philip Service Corporation (“Philip”): (1) 1.8 million common shares, (2) $14.2 million in secured term debt, and (3) $10.9 million in accreted secured convertible payment-in-kind debt. The Company had an approximate 7% equity interest in Philip and an Icahn affiliate had an approximate 38% equity interest. Icahn affiliates also owned term and payment-in-kind debt.
      The market value of Philip’s common stock declined steadily since it was acquired by the Company. In 2002, based on a review of Philip’s financial statements, management of the Company deemed the decrease in

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value to be other than temporary. As a result, the Company wrote down its investment in Philip’s common stock by charges to earnings of $8,476,000 and charges to other comprehensive income (“OCI”) of $761,000 in the year ended December 31, 2002. This investment had been previously written down by approximately $6.8 million in charges to earnings. The Company’s adjusted carrying value of Philip’s common stock was approximately $200,000 at December 31, 2002.
      In June 2003, Philip announced that it and most of its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code.
      In the year ended December 31, 2003, management of the Company determined that it was appropriate to write-off the balance of its investment in the Philip’s common stock by a charge to earnings of approximately $961,000; of this amount $761,000 was previously charged to other comprehensive income in 2002, which was reversed in 2003, and included in the $961,000 charge to earnings.
      Approximately $6.6 million of charges to OCI were reversed and the investments were reclassified at their original cost to “Other investments” at December 31, 2002. These adjustments had no effect on the Company’s reported earnings for the year ended December 31, 2002.
      In 2003, the cost basis of the debt was approximately $22.1 million. As previously mentioned, Philip filed for bankruptcy protection in June 2003. Management of the Company reviewed Philip’s financial statements, bankruptcy documents and the prices of recent purchases and sales of the debt and determined this investment to be impaired. Based upon this review, management concluded the fair value of the debt to be approximately $3.3 million; therefore, the Company recorded a write-down of approximately $18.8 million by a charge to earnings which was included in “Write-down of marketable equity and debt securities and other investments” in the Consolidated Statements of Earnings in the year ended December 31, 2003. In December 2003, the Company sold two-thirds of its term and paid-in-kind (“PIK”) debt with a basis of $2.2 million for $2.6 million, generating a gain of $0.4 million.
      Philip emerged from bankruptcy on December 31, 2003 as a private company controlled by an Icahn affiliate. The Company’s remaining interest in the debt will be delivered and exchanged for approximately 443,000 common shares representing a 4.4% equity interest in the new Philip, valued at the carrying value of the debt at December 31, 2004 of $0.7 million.
      b. In December 2003, the Company acquired approximately $86.9 million principal amount of corporate bonds for approximately $45.1 million. These bonds were classified as available for sale securities. Available for sale securities are carried at fair value on the balance sheet. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of Partners’ Equity. At December 31, 2003, the carrying value of the bonds was approximately $51.6 million and accumulated other comprehensive income (“OCI”) was approximately $6.5 million. This OCI was reversed in the year ended December 31, 2004, upon the sale of the corporate bonds. In the year ended December 31, 2004, the Company sold the debt securities for approximately $82.3 million, recognizing a gain of $37.2 million.

6.	DUE FROM BROKERS
      In November and December 2004, the Company sold short certain equity securities which resulted in the following (in $000’s):

a. $123,001 — Due From Brokers — Net proceeds from short sales of equity securities and cash collateral held by brokerage institutions against our short sales.

b. $90,674 — Securities Sold Not Yet Purchased — Our obligation to cover the short sales of equity securities described above. The Company recorded unrealized losses on securities sold short of $23.6 million in the year ended December 31, 2004 reflecting an increase in price in the securities sold short. This amount has been recorded in the consolidated statements of earnings for the year then ended

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the respective caption. At March 1, 2005, the $23.6 million of unrealized losses on such securities has been reversed and a net gain of approximately $3.0 million recorded.

7.	OTHER INVESTMENTS (in $000’s)

	Balance at
	December 31,

	2004	2003

Peninsula/ Hampton & Alex Hotel (a) and (b)	$—	$42,030
WestPoint Stevens (c)	205,850	—
Union Power Partners L.P. and Panda Gila River L.P. (d)	39,316	—
Other	782	8,298

	$245,948	$50,328

      a. On November 30, 2000, the Company entered into a mezzanine loan agreement to fund $23 million in two tranches to an unaffiliated borrower. The funds were to be used for certain initial development costs associated with a 65-unit condominium property located at 931 1st Avenue in New York City. The first tranche of $10 million was funded on November 30, 2000 and provided for interest accruing at a rate of 25% per annum, with principal and interest due at maturity, May 29, 2003. Also, in November 2000, approximately $3.7 million of the second tranche of the loan was funded. The balance of approximately $9.3 million was funded in installments during 2001. The second tranche provided for interest accruing at a rate of 21.5% per annum, with principal and interest due at maturity, November 29, 2002. The loans were payable at any time from the proceeds of unit sales, after satisfaction of senior debt of approximately $45 million. The loans were secured by the pledge of membership interests in the entity that owns the real estate. In May 2002, the Company received approximately $31.3 million for prepayment of the mezzanine loans. The balance of the prepayment of $8.3 million represented accrued interest ($7.9 million) and exit fees ($0.4 million), which amounts were recognized as “Interest income on U.S. Government and Agency obligations and other investments” and “Dividend and other income” respectively, in the Consolidated Statements of Earnings for the year ended December 31, 2002.
      b. At December 31, 2002, the Company had funded two mezzanine loans for approximately $23.2 million and had commitments to fund, under certain conditions, additional advances of approximately $5 million. Both loans had an interest rate of 22% per annum compounded monthly. The Peninsula loan, for a Florida condominium development, which had a term of 24 months from the date of funding, February 2002, was repaid in full in 2003. Approximately $6.8 million of interest income was recorded and is included in “Interest income on U.S. Government and Agency obligations and other investments” in the Consolidated Statements of Earnings for the year ended December 31, 2003. The Alex Hotel loan, for a New York City hotel with approximately 200 rooms, had a term of 36 months from the closing date, April 2002. At December 31, 2003, accrued interest of approximately $4.4 million had been deferred for financial statement purposes pending receipt of principal and interest payments in connection with this loan. Origination fees of $3.0 million have been received in connection with one of the mezzanine loans and approximately $1.5 million and $1.1 million has been recognized in “Dividend and other income” in the Consolidated Statements of Earnings in the years ended December 31, 2003 and 2002 respectively. In February 2003, the Company funded the Hampton mezzanine loan for approximately $30 million on a Florida condominium development. The loan was due in 18 months with one six month extension and had an interest rate of 22% per annum compounded monthly. At December 31, 2003, accrued interest of approximately $6.7 million had been deferred for financial statement purposes pending receipt of principal and interest payments in connection with this loan. On April 30, 2004, the Company received approximately $16.7 million for the prepayment of the Alex Hotel loan. The principal amount of the loan was $11 million. The prepayment included approximately

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$5.7 million of accrued interest, which was recognized as interest income in the year ended December 31, 2004.
      c. In 2004, the Company purchased approximately $278.1 million principal amount of secured bank debt of WestPoint Stevens, a company currently operating as a debtor in possession under Chapter 11 of the U.S. Bankruptcy Code, for a purchase price of approximately $205.8 million. Approximately $193.6 million principal amount is secured by a first priority lien of certain assets of WestPoint and approximately $84.5 million principal amount is secured by a second priority lien. Interest income totalled approximately $7.2 million in the year ended December 31, 2004 and is included in “Interest income on U.S. Government and Agency obligations and other investments” in the Consolidated Statements of Earnings for the year then ended. Based on the latest available information, the Company has not accreted this debt and does not believe that an other than temporary impairment has been identified.
      d. In 2004, the Company purchased approximately $71.8 million of secured bank debt of Union Power Partners L.P. and Panda Gila River L.P. for a purchase price of approximately $39.3 million. No interest is currently being received on this debt. Based on the latest available information, the Company has not accreted this debt and does not believe that an other than temporary impairment has been identified.

8.	REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD
      Real estate leased to others accounted for under the financing method is summarized as follows (in $000’s):

	December 31,

	2004	2003

Minimum lease payments receivable	$97,725	$161,785
Unguaranteed residual value	48,980	74,651

	146,705	236,436
Less unearned income	57,512	99,080

	89,193	137,356
Less current portion of lease amortization	3,912	5,738

	$85,281	$131,618

      The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 2004 (in $000’s):

Year Ending December 31,	Amount

2005	$11,941
2006	11,746
2007	10,832
2008	9,476
2009	9,255
Thereafter	44,475

$97,725

      At December 31, 2004 and 2003, approximately $73,144,000 and $107,543,000, respectively, of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD
      a. Real estate leased to others accounted for under the operating method is summarized as follows (in $000’s):

	December 31,

	2004	2003

Land	$13,666	$24,040
Commercial Buildings	45,972	83,252

	59,638	107,292
Less accumulated depreciation	10,520	30,849

	$49,118	$76,443

      The following is a summary of the anticipated future receipts of minimum lease payments under non-cancelable leases at December 31, 2004 (in $000’s):

Year Ending December 31,	Amount

2005	$7,186
2006	6,232
2007	5,649
2008	5,383
2009	5,001
Thereafter	19,753

$49,204

      At December 31, 2004 and 2003, approximately $14,166,000 and $15,630,000, respectively, of net real estate leased to others was pledged to collateralize the payment of non-recourse mortgages payable.
      b. Property held for sale (in $000’s):

	December 31,

	2004	2003

Leased to others	$74,444	$146,416
Vacant	450	2,550

	74,894	148,966
Less accumulated depreciation	16,873	20,153

	$58,021	$128,813

      At December 31, 2004 and 2003, approximately $34,881,000 and $105,984,000, respectively, of real estate held for sale was pledged to collateralize the payment of non-recourse mortgages payable.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of income from discontinued operations (in $000’s):

	December 31,

	2004	2003	2002

Rental income	$16,355	$23,785	$21,993
Hotel and resort operating income	1,602	3,912	3,679

	17,957	27,697	25,672

Mortgage interest expense	3,858	7,208	6,737
Depreciation and amortization	1,104	5,167	4,521
Property expenses	3,175	3,587	3,722
Hotel and resort operating expenses	1,297	3,316	3,185

	9,434	19,278	18,165

Income from discontinued operations	$8,523	$8,419	$7,507

10.	HOTEL AND CASINO OPERATING PROPERTIES
      In September 2000, Stratosphere’s Board of Directors approved a going private transaction proposed by the Company and an affiliate of Icahn. On February 1, 2001 the Company entered into a merger agreement with Stratosphere under which the Company would acquire the remaining shares of Stratosphere that it did not currently own. The Company owned approximately 51% of Stratosphere and Mr. Icahn owned approximately 38.6%. The Company, subject to certain conditions, agreed to pay approximately $44.3 million for the outstanding shares of Stratosphere not currently owned by it. Stratosphere stockholders not affiliated with Icahn would receive a cash price of $45.32 per share and Icahn related stockholders would receive a cash price of $44.33 per share. This transaction was completed in December 2002 after shareholders’ approval.
      The acquisition by the Company of the minority shares not owned by an Icahn affiliate has been accounted for as a purchase in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations.” The acquisition by the Company of the common stock held by an Icahn affiliate has been recorded at historical cost. The excess of the affiliate’s historical cost over the amount of the cash disbursed, which amounted to $21,151,000, has been accounted for as an addition to the General Partner’s equity.
      On January 5, 2004, American Casino, an indirect wholly-owned subsidiary of the Company, entered into an agreement to acquire two Las Vegas casino/hotels, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Carl C. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. Upon obtaining all approvals necessary under gaming laws, the acquisition was completed on May 26, 2004. The terms of the transactions were approved by the Audit Committee, which was advised by its independent financial advisor and by counsel. As previously contemplated, upon closing, the Company transferred 100% of the common stock of Stratosphere to American Casino. As a result, following the acquisition and contributions, American Casino owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area. The Company consolidates American Casino and its subsidiaries in the Company’s financial statements. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. The Company’s December 31, 2003 and 2002 consolidated financial statements have been restated to reflect the acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.
      Earnings, capital contributions and distributions of the two Arizona Charlie’s entities prior to the acquisition have been allocated to the General Partner. In accordance with the purchase agreement, prior to

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the acquisition, capital contributions of $22.8 million were received from and capital distributions of $17.9 million were paid to affiliates of Mr. Icahn. The assets acquired and liabilities assumed in this acquisition have been accounted for at historical cost. A reduction of $125.9 million, reflecting the purchase price, has been made to the General Partner’s equity in May 2004.
      Also in January 2004, American Casino closed on its offering of Senior Secured Notes Due 2012. The Notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The proceeds were held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Upon satisfaction of all closing conditions on May 26, 2004, the proceeds of the offering were released from escrow. American Casino used the proceeds of the offering for the acquisition, to repay intercompany indebtedness and for distributions to the Company.
      American Casino’s operations for the years ended December 31, 2004, 2003 and 2002 have been included in “Hotel and casino operating income and expenses” in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for depreciation and amortization and income tax provision. Such expenses have been included in “Depreciation and amortization expense” and “Income tax expense” in the Consolidated Statements of Earnings. American Casino’s depreciation and amortization expense was $23.5 million, $20.2 million and $20.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. American Casino’s income tax provision was $10.1 million and $4.9 million for the years ended December 31, 2004 and 2002, respectively. American Casino recorded an income tax benefit of $1.8 million for the year ended December 31, 2003.
      The amount of revenues and expenses attributable to casino, hotel and restaurants, respectively, is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(in $000’s)
Hotel and casino operating income:
Casino	$167,972	$147,888	$143,057
Hotel	54,653	47,259	44,263
Food and beverage	66,953	59,583	56,349
Tower, retail, and other income	33,778	30,336	28,247

Gross revenues	323,356	285,066	271,916
Less promotional allowances	(23,375)	(22,255)	(21,893)

Net revenues	$299,981	$262,811	$250,023

Hotel and casino operating expenses:
Casino	$61,985	$61,284	$59,879
Hotel	24,272	22,074	20,142
Food and beverage	48,495	44,990	43,393
Other operating expenses	14,131	13,524	14,505
Selling, general, and administrative	78,720	74,985	80,019

Total expenses	$227,603	$216,857	$217,938

      The ownership and operation of the Las Vegas casinos are subject to the Nevada Gaming Control Act and regulations promulgated thereunder, various local ordinances and regulations, and are subject to the

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various other county and city regulatory agencies, including the City of Las Vegas.
      American Casino’s property and equipment consist of the following as of December 31, 2004 and 2003 (in $000’s):

	December 31,

	2004	2003

Land and improvements, including land held for development	$47,210	$47,041
Building and improvements	221,314	220,280
Furniture, fixtures and equipment	108,595	98,586
Construction in progress	7,348	7,224

	384,467	373,131
Less accumulated depreciation and amortization	95,107	74,428

	$289,360	$298,703

      Included in property and equipment at both December 31, 2004 and 2003 are assets recorded under capital leases of $4.0 million.
      In connection with the purchase of the master lease from Strato-Retail, American Casino assumed lessor responsibilities for various non-cancelable operating leases for certain retail space. The future minimum lease payments to be received under these leases for years subsequent to December 31, 2004 are as follows:

(in $000’s)
Years ending December 31,
2005	$5,877
2006	4,778
2007	3,615
2008	2,177
2009	1,224
Thereafter	959

Total payments	$18,630

      The above minimum rental income does not include contingent retail income contained within certain retail operating leases. In addition, American Casino is reimbursed by lessees for certain operating expenses.

11.	HOTEL AND RESORT OPERATING PROPERTIES
      a. The Company owns a hotel and resort property that is part of a master planned community situated in the town of Mashpee, located on Cape Cod in Massachusetts. This property includes two golf courses, other recreational facilities, condominium and time share units and land for future development.
      Total initial costs of approximately $28 million were classified as follows: approximately $17.4 million as “Hotel and resort operating properties”, $8.9 million as “Land and construction-in-progress” and $1.7 million as “Receivables and other current assets” on the Consolidated Balance Sheet.
      Resort operations have been included in the “Hotel and resort operating income and expenses” in the Consolidated Statements of Earnings. Net hotel and resort operations for this property (“hotel and resort operating income” less “hotel and resort operating expenses”) resulted in income of approximately $2,243,000, $3,033,000 and $1,909,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hotel and resort operating expenses include all expenses except for approximately $2,544,000, $2,451,000 and $1,833,000 for the years ended December 31, 2004, 2003 and 2002 of depreciation and amortization, respectively, which is included in such caption in the Consolidated Statements of Earnings.
      Resort operations are highly seasonal in nature with peak activity occurring from June to September.
      b. The Company owned a hotel located in Miami, Florida which had a carrying value of approximately $6.4 million at December 31, 2003, and was unencumbered by any mortgages. Approximately $1.3 million of capital improvements were completed in the year ended December 31, 2002.
      The Company had a management agreement for the operation of the hotel with a national management organization. As a result of the decision to sell the property in 2004, the operating results for the hotel have been reclassified to discontinued operations for all periods. Net hotel and resort operations (“hotel and resort operating revenues” less “hotel and resort operating expenses”) totaled approximately $306,000, $596,000 and $494,000 for the years ended December 31, 2004, 2003 and 2002, respectively and have been included in discontinued operations in the Consolidated Statements of Earnings. Depreciation expense of $0, $210,000 and $374,000 for the years ended December 31, 2004, 2003 and 2002, respectively, have been included in discontinued operations in the Consolidated Statements of Earnings.
      In 2004, the Company sold the hotel located in Miami, Florida for a loss of approximately $0.9 million which included a license termination fee of approximately $0.7 million.

12.	INVESTMENT IN DEBT SECURITIES OF AFFILIATES (in $000’s):

	December 31,

	2004	2003

Atlantic Holdings/GB Holdings(a)	$60,004	$24,696
TransTexas(b)	27,500	—
Panaco(c)	38,000	—

	125,504	24,696
Less current portion	(10,429)	—

	$115,075	$24,696

      a. In 1998 and 1999, the Company acquired an interest in the Sands, located in Atlantic City, New Jersey, by purchasing the principal amount of approximately $31.4 million of First Mortgage Notes (“Notes”) issued by GB Property Funding Corp. (“GB Property”). GB Property was organized as a special purpose entity for the borrowing of funds by Greate Bay Hotel and Casino, Inc. (“Greate Bay”). The purchase price for such notes was approximately $25.3 million. An affiliate of the General Partner also made an investment in the Notes of GB Property. A total of $185 million of such Notes were issued.
      Greate Bay owned and operated the Sands, a destination resort complex, located in Atlantic City, New Jersey. On January 5, 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long term debt.
      In July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of the General Partner which provided for an additional investment of $65 million by the Icahn affiliates in exchange for a 46% equity interest, with bondholders (which also includes the Icahn affiliates) to receive $110 million in new notes of GB Property First Mortgage (“GB Notes”) and a 54% equity interest. The plan, which became effective September 29, 2000, provided the Icahn affiliates with a controlling interest.
      As required by the New Jersey Casino Control Act (the “Casino Control Act”), the Partnership Agreement was amended to provide that securities of the Company are held subject to the condition that if a

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
holder thereof is found to be disqualified by the Casino Control Commission, pursuant to the provisions of the Casino Control Act, such holder shall dispose of his interest in the Company in accordance with the Casino Control Act.
      At December 31, 2003, the Company owned approximately $26.9 million principal amount of GB Notes which were accounted for as held-to-maturity securities. These notes bore interest of 11% per annum and were due to mature in September 2005. The carrying value of these notes at December 31, 2003 was approximately $24.7 million.
      As part of the Atlantic Holdings Consent Solicitation and Offer to Exchange further described in Note 13, the Company tendered its GB Notes and received $26.9 million of 3% Notes due 2008 issued by Atlantic Coast Entertainment Holdings, Inc. (the “Atlantic Holdings Notes”).
      On December 27, 2004, the Company purchased approximately $37.0 million principal amount of the Atlantic Holdings Notes from two Icahn affiliates for cash consideration of $36.0 million. As a result, the Company owns approximately 96.4% of the outstanding Atlantic Holdings Notes. The carrying value of the Atlantic Holdings Notes at December 31, 2004 is approximately $60 million. Interest income of approximately $2.5 million in the year ended December 31, 2004 and $2.9 million in each of the years ended December 31, 2003 and 2002 was recognized.
      b. On December 6, 2004, the Company purchased from affiliates of Mr. Icahn $27,500,000 aggregate principal amount, or 100%, of the outstanding term notes issued by TransTexas (the “TransTexas Notes”). The purchase price was $28,245,890, which equals the principal amount of the TransTexas Notes plus accrued but unpaid interest. The notes are payable annually in equal consecutive annual payments of $5,000,000, with the final installment due August 28, 2008. Interest is payable semi-annually in February and August at the rate of 10% per annum. Interest income of approximately $196,000 was recognized in the year ended December 31, 2004 and is included in “Interest income on U.S. Government and Agency obligations and other investments” in the Consolidated Statements of Earnings in the year then ended. The TransTexas Notes are secured by a first priority lien on all of TransTexas assets. TransTexas is indirectly controlled by Mr. Icahn. See Note 29.
      c. On December 6, 2004, the Company purchased all of the membership interests of Mid River LLC (“Mid River”) from Icahn affiliates for an aggregate purchase price of $38,125,999. The assets of Mid River consist of $38,000,000 principal amount of term loans of Panaco (the “Panaco Debt”). The purchase price included accrued but unpaid interest. The principal is payable in twenty-seven equal quarterly installments of the unpaid principal of $1,357,143 commencing on March 15, 2005, through and including September 15, 2011. Interest is payable quarterly at a rate per annum equal to the LIBOR daily floating rate plus four percent, which was 6.346% at December 31, 2004. Interest income of $155,991 was recognized in the year ended December 31, 2004 and is included in “Interest income on U.S. Government and Agency obligations and other investments” in the Consolidated Statements of Earnings for the year then ended. See Note 29.

13.	EQUITY INTEREST IN GB HOLDINGS, INC.
      At December 31, 2003, the Company owned approximately 3.6 million shares, or 36.3%, of GB Holdings, Inc. (“GB Holdings”), the holding company for the Sands (See Note 12). The Company also owned approximately $26.9 million principal amount of GB Property First Mortgage Notes (“GB Notes”).
      On June 30, 2004, GB Holdings announced that its stockholders approved the transfer of the Sands to its wholly-owned subsidiary, Atlantic Holdings, in connection with the restructuring of its debt.
      On July 22, 2004, Atlantic Holdings announced that its Consent Solicitation and Offer to Exchange, in which it offered to exchange the Atlantic Holdings Notes for GB Notes, expired and approximately $66 million principal amount of the GB Notes (approximately 60% of the outstanding GB Notes) were

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tendered to Atlantic Holdings for exchange. On July 23, 2004, 10 million warrants were distributed, on a pro rata basis, to stockholders. The warrants, under certain conditions, will allow the holders to purchase common stock of Atlantic Holdings at a purchase price of $.01 per share, representing 27.5% of the outstanding common stock of Atlantic Holdings on a fully diluted basis. Mr. Icahn and his affiliated companies hold approximately 77.5% of the GB Holdings stock and held approximately 58.2% of the original debt, of which the Company owns approximately 36.3% of the common stock and held approximately 24.5% of the debt. This debt is included in “Investment in debt securities of Affiliates” in the consolidated balance sheets. The Company and Mr. Icahn tendered all of their GB Notes in the exchange. The Company received:

•	$26,914,500 principal amount of the Atlantic Holdings Notes;

•	$3,620,753 in cash representing accrued interest on the GB Notes and $100 per $1,000 in principal amount of the GB Notes; and

•	3,627,711 warrants, which under certain conditions will allow the Company to purchase approximately 998,000 shares of common stock at $.01 per share of Atlantic Holdings representing approximately 10% of the outstanding common stock of Atlantic Holdings, on a fully diluted basis.
      The Company reflects its equity interest in GB Holdings as “Equity interest in GB Holdings, Inc.” in the Consolidated Balance Sheets.
      The Company owns warrants to purchase, upon the occurrence of certain events, approximately 10.0% of the fully diluted common stock of Atlantic Holdings. Atlantic Holdings owns 100% of ACE Gaming LLC, the owner and operator of the Sands. The Company has entered into an agreement, with affiliates of Mr. Icahn, to acquire an additional approximate 41.2% of the outstanding common stock of GB Holdings and warrants to purchase, upon the occurrence of certain events, an additional approximate 11.3% of the fully diluted common stock of Atlantic Holdings for an aggregate of $12.0 million of depositary units, plus an aggregate of up to $6.0 million of Depositary Units, if GB Holdings meets certain earnings targets during 2005 and 2006. See Note 29 regarding the Company’s agreement to purchase an approximate 41.2% interest in GB Holdings from an affiliate of Mr. Icahn. Upon consummation of the purchase agreement, we will own approximately 77.5% of the outstanding GB Holdings common stock and warrants to purchase, upon the occurrence of certain events, approximately 21.3% of the fully diluted common stock of Atlantic Holdings.
      In the year ended December 31, 2004, the Company recorded an impairment loss of $15.6 million on its equity investment in GB Holdings. The purchase price pursuant to the agreement described above was less than our carrying value, approximately $26.2 million, for the approximately 36.3% of the outstanding GB Holdings common stock that the Company owns. In the September 30, 2004 Form 10-Q of GB Holdings, there was a working capital deficit of approximately $32 million and there was approximately $40 million of debt maturing in September 2005.

14.	NATIONAL ENERGY GROUP
      a. National Energy Group, Inc.
      In October 2003, pursuant to a Purchase Agreement dated as of May 16, 2003, the Company acquired certain debt and equity securities of NEG from entities affiliated with Mr. Icahn for an aggregate cash consideration of approximately $148.1 million plus approximately $6.7 million in cash of accrued interest on the debt securities. The agreement was reviewed and approved by the Audit Committee, which was advised by its independent financial advisor and legal counsel. The securities acquired were $148,637,000 in principal amount of outstanding 10 3/4% Senior Notes due 2006 of NEG and 5,584,044 shares of common stock of NEG. As a result of the foregoing transaction and the acquisition by the Company of additional securities of NEG prior to the closing, the Company beneficially owns in excess of 50% of the outstanding common stock of NEG.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      NEG owns a 50% interest in Holding LLC, the other 50% interest in Holding LLC is held by Gascon Partners (“Gascon”) an Icahn affiliate and managing member. Holding LLC owns NEG Operating LLC (“Operating LLC”) which owns operating oil and gas properties managed by NEG. Under the Holding LLC operating agreement, as of September 30, 2004, NEG is to receive guaranteed payments of approximately $39.9 million in addition to a priority distribution of approximately $148.6 million before the Icahn affiliate receives any monies. Due to the substantial uncertainty that NEG will receive any distribution above the priority and guaranteed payments amounts, NEG accounts for its investment in Holding LLC as a preferred investment.
      In connection with a credit facility obtained by Holding LLC, NEG and Gascon have pledged as security their respective interests in Holding LLC.
      See Note 29 pertaining to additional oil and gas acquisitions.
      b. Investment in NEG Holding LLC
      As explained below, NEG’s investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at historical carrying value of the net assets contributed with no gain or loss recognized on the transfer. The Company currently assesses its investment in Holding LLC through a cash flow analysis to determine if Holding LLC will have sufficient cash flows to fund the guaranteed payments and priority distribution. This analysis is done on a quarterly basis. Holding LLC is required to make SFAS 69 disclosures on an annual basis, which include preparation of reserve reports by independent engineers and cash flow projections. These cash flow projections are the basis for the cash flow analysis. The Company follows the conceptual guidance of SFAS 144 “Accounting for the Impairment of Long-Lived Assets” in assessing any potential impairments in Holding LLC.
      Summarized financial information for Holding LLC is as follows (in $000’s):

	December 31,

	2004	2003

Current assets	$23,146	$33,415
Noncurrent assets(1)	237,127	190,389

Total assets	$260,273	$223,804

Current liabilities	$22,456	$14,253
Noncurrent liabilities	63,636	48,514

Total liabilities	86,092	62,767
Members’ equity	174,181	161,037

Total liabilities and members’ equity	$260,273	$223,804

(1)Primarily oil and gas properties

	December 31,

	2004	2003	2002

	(In $000’s)
Total revenues	$78,727	$77,606	$35,900
Costs and expenses	(47,313)	(46,766)	(32,064)

Operating income	31,414	30,840	3,836
Other income (expense)	(2,292)	30	10,090

Net income	$29,122	$30,870	$13,926

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In August 2000, pursuant to a plan of reorganization, Holding LLC was formed. Prior to September 2001, NEG owned and operated certain oil and gas properties. In September 2001, NEG contributed oil and natural gas properties in exchange for Holding LLC’s obligation to pay the Company the guaranteed payments and priority distributions. The Company also received a 50% membership interest in Holding LLC. Gascon also contributed oil and natural gas assets and cash in exchange for future payments and a 50% membership interest. The Holding LLC operating agreement requires the payment of guaranteed payments and priority distributions to NEG in order to pay interest on senior debt and the principal amount of the debt of $148.6 million in 2006. After the receipt by NEG of the guaranteed payments and priority distributions that total approximately $300 million, the agreement requires the distribution of an equal amount to Gascon. Holding LLC is contractually obligated to make the guaranteed payments and priority distributions to NEG and Gascon before any distributions can be made to the LLC interest.
      NEG originally recorded its investment in Holding LLC at the historical cost of the oil and gas properties contributed into the LLC. In evaluating the appropriate accounting to be applied to this investment, NEG anticipated it will collect the guaranteed payments and priority distributions through 2006. However, based on cash flow projections prepared by the management of Holding LLC and its reserve engineers, there is substantial uncertainty that there will be any residual value in Holding LLC subsequent to the payment of the amounts required to be paid to Gascon. Due to this uncertainty, NEG has been accreting its investment in Holding LLC, the value of its preferred interest at the implicit rate of interest up to the guaranteed payments and priority distributions collected through 2006, recognizing the accretion income in earnings. Accretion income is periodically adjusted for changes in the timing of cash flows, if necessary due to unscheduled cash distributions. Receipt of guaranteed payments and the priority distribution are recorded as reductions in the preferred investment in Holding LLC. The preferred investment in Holding LLC is evaluated quarterly for other than temporary impairment. The rights of NEG upon liquidation of Holding LLC are identical to those described above and the Company considered those rights in determining the appropriate presentation.
      Because of the continuing substantial uncertainty that there will be any residual value in Holding LLC after the guaranteed payments and priority distributions, no income other than the accretion is currently being given accounting recognition. NEG’s preferred investment will be reduced to zero upon collection of the priority distributions in 2006. After that date, NEG will continue to monitor payments made to Gascon and, at such time as it would appear that there is any residual value to NEG’s 50% interest in Holding LLC, it would receive accounting recognition. Throughout, and up to this point, NEG believes that the 50% interest in Holding LLC represents a residual interest that is currently valued at zero. The Company accounts for its residual equity investment in Holding LLC in accordance with APB 18.
      The following is a roll forward of the Investment in Holding LLC as of December 31, 2004 and 2003 (in $000s):

	December 31,

	2004	2003

Investment in Holding LLC at beginning of period	$69,346	$108,880
Priority distribution from Holding LLC	—	(51,446)
Guaranteed payment from Holding LLC	(15,978)	(18,230)
Accretion of investment in Holding LLC	34,432	30,142

Investment in Holding LLC at end of period	$87,800	$69,346

      The Holding LLC Operating Agreement requires that distributions shall be made to both NEG and Gascon as follows:

1. Guaranteed payments are to be paid to NEG, calculated on an annual interest rate of 10.75% on the outstanding priority distribution amount. The priority distribution amount includes all outstanding

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt owed to entities owned or controlled by Carl C. Icahn, including the amount of NEG’s 10.75% Senior Notes. As of December 31, 2004, the priority distribution amount was $148.6 million which equals the amount of NEG’s 10.75% Senior Notes due the Company. The guaranteed payments will be made on a semi-annual basis.

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
      In addition, the Holding LLC Operating Agreement contains a provision that allows Gascon at any time, in its sole discretion, to redeem the membership interest in Holding LLC at a price equal to the fair market value of such interest determined as if Holding LLC had sold all of its assets for fair market value and liquidated. Since all of the NEG’s operating assets and oil and natural gas properties have been contributed to Holding LLC, as noted above, following such a redemption, NEG’s principal assets would consist solely of its cash balances.
      c. See Note 29 pertaining to additional oil and gas acquisitions.

15.	SIGNIFICANT PROPERTY TRANSACTIONS
      Information on significant property transactions during the three-year period ended December 31, 2004 is as follows:

a. In September 2002, the Company purchased an industrial building located in Nashville, Tennessee for approximately $18.2 million. The building was constructed in 2001 and is fully leased to two tenants, Alliance Healthcare and Jet Equipment & Tools Inc., with leases expiring in 2011. The annual net operating income was anticipated to be approximately $1.6 million increasing to approximately $1.9 million by 2011. In October 2002, the Company closed a $12.7 million non-recourse mortgage loan on the Nashville, Tennessee property. The loan bore interest at 6.4% per annum and was due to mature in ten years. Required payments were interest only for the first three years and then principal amortization would commence based on a thirty-year amortization schedule. In June 2004, the Company sold the property for a selling price of $19.2 million. A gain of approximately $1.4 million was recognized in the year ended December 31, 2004 and is included in discontinued operations in the Consolidated Statements of Earnings.

At December 31, 2003, the property had a carrying value of approximately $18,066,000 and was encumbered by a non-recourse mortgage in the amount of $12,700,000.

b. In October 2002, the Company sold a property located in North Palm Beach, Florida for a selling price of $3.5 million. A gain of approximately $2.4 million was recognized in the year ended December 31, 2002.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. In October 2003, the Company sold a property located in Columbia, Maryland to its tenant for a selling price of $11 million. A gain of approximately $5.8 million was recognized in the year ended December 31, 2003.

d. In the year ended December 31, 2004, the Company sold 57 rental real estate properties for approximately $245 million which were encumbered by mortgage debt of approximately $94 million which was repaid from the sale proceeds.

In the year ended December 31, 2004, of the 57 properties, the Company sold nine financing lease properties for approximately $43.6 million. The properties were encumbered by mortgage debt of approximately $26.8 million which was repaid from the sales proceeds. The carrying value of these properties was approximately $38.3 million; therefore, the Company recognized a gain on sale of approximately $5.3 million in the year ended December 31, 2004, which is included in income from continuing operations in the Consolidated Statements of Earnings.

In the year ended December 31, 2004, of the 57 properties, the Company sold 48 operating and held for sale properties for approximately $201.8 million. The properties were encumbered by mortgage debt of approximately $67 million which was repaid from the sales proceeds. The carrying value of these properties was approximately $126.6 million. The Company recognized a gain on sale of approximately $75.2 million in year ended December 31, 2004, which is included in income from discontinued operations in the Consolidated Statements of Earnings.

At December 31, 2004, the Company had fifteen properties under contract or as to which letters of intent had been executed by potential purchasers, all of which contracts or letters of intent are subject to purchaser’s due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $97.9 million. These properties are encumbered by mortgage debt of approximately $36.0 million. At December 31, 2004, the carrying value of these properties is approximately $62.3 million. As of March 1, 2005, the Company has sold four of the fifteen properties for $46.5 million. The properties had a carrying value of $29.9 million. A gain of $16.6 million will be recorded in the three months ended March 31, 2005. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties, were reclassified to “Properties Held for Sale” and the related income and expense reclassified to “Income from discontinued operations.”

e. In January 2004, in conjunction with its reinvestment program, the Company purchased a 34,422 square foot commercial condominium unit (“North Moore Condos”) located in New York City for approximately $14.5 million. The unit contains a Citibank branch, a furniture store and a restaurant. Current annual rent income from the three tenants is approximately $1,289,000. The Company obtained mortgage financing of $10 million for this property in April 2004. The mortgage bears interest at the rate of 5.73% per annum, and matures in March 2014. Annual debt service is $698,760.

f. In July 2004, the Company purchased two Vero Beach, Florida waterfront communities, Grand Harbor and Oak Harbor (“Grand Harbor”), including their respective golf courses, tennis complex, fitness center, beach club and clubhouses. The acquisition also included properties in various stages of development, including land for future residential development, improved lots and finished residential units ready for sale. The purchase price was approximately $75 million, which included approximately $62 million of land and construction in progress. The Company plans to invest in the further development of these properties and the enhancement of the existing infrastructure.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	MORTGAGES PAYABLE
      Mortgages payable, all of which are nonrecourse to the Company, are summarized as follows (in $000’s):

			Balance at December 31,
		Annual Principal and
Range of Interest Rates	Range of Maturities	Interest Payment	2004	2003

5.630% — 8.250%	10/15/07–10/01/14	$10,811	$91,896	$180,989

Less current portion and mortgages on properties held for sale			(31,177)	(87,753)

			$60,719	$93,236

      The following is a summary of the contractual future principal payments of the mortgages (in $000’s):

Year Ending December 31,	Amount

2005	$4,759
2006	5,116
2007	11,428
2008	24,385
2009	7,211
2010 — 2014	38,997

$91,896

a. See Note 15a. for Mid-South Logistics financing in October 2002.

b. On May 16, 2003, the Company executed a mortgage note secured by a distribution facility located in Windsor Locks, Connecticut and obtained funding in the principal amount of $20 million. The loan bears interest at 5.63% per annum and matures on June 1, 2013. Annual debt service is approximately $1,382,000 based on a 30 year amortization schedule.

c. See Note 15e. for North Moore Condo financing in April 2004.

17.	SENIOR NOTES AND CREDIT FACILITIES DUE AFFILIATES
      a. At December 31, 2002, NEG had $10.9 million outstanding under its existing $100 million credit facility with Arnos, an Icahn affiliate. Arnos continued to be the holder of the credit facility; however, the $10.9 million note outstanding under the credit facility was contributed to Holding LLC as part of Gascon’s contribution to Holding LLC on September 12, 2001. In December 2001, the maturity date of the credit facility was extended to December 31, 2003 and NEG was given a waiver of compliance with respect to any and all covenant violations. NEG was not in compliance with the minimum interest coverage ratio at September 30, 2002; and December 31, 2002 and the current ratio at December 31, 2002, however, in December 2001, NEG was given a waiver of compliance with respect to any and all covenant violations through December 31, 2003.
      On March 26, 2003, Holding LLC distributed the $10.9 million note outstanding under NEG’s revolving credit facility as a priority distribution to NEG, thereby canceling the note. Also, on March 26, 2003, NEG, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75.0 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to Holding LLC which, thereafter, made a $40.5 million priority distribution and a $2.3 million guaranteed payment to NEG. NEG utilized these funds to pay the entire amount of the long-term interest payable on the notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with a third party bank financing.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      b. On September 24, 2001, Arizona Charlie’s, Inc., the predecessor entity to Arizona Charlie’s, LLC, which was acquired by American Casino in May 2004, refinanced the remaining principal balance of $7.9 million on a prior note payable to Arnos Corp., an affiliate of Mr. Icahn. The note bore interest at the prime rate plus 1.50% (5.75% per annum at December 31, 2002), with a maturity of June 2004, and was collateralized by all the assets of Arizona Charlie’s, Inc. The note was repaid during November 2003. During the years ended December 31, 2003 and 2002, Arizona Charlie’s, Inc. paid interest expense of $0.1 million and $0.4 million, respectively.
      c. During fiscal year 2002, Fresca, LLC, which was acquired by American Casino in May 2004, entered into an unsecured line of credit in the amount of $25.0 million with Starfire Holding Corporation (“Starfire”), an affiliate of Mr. Icahn. The outstanding balance, including accrued interest, was due and payable on January 2, 2007. As of December 31, 2003, Fresca, LLC had $25.0 million outstanding. The note bore interest on the unpaid principal balance from January 2, 2002 until maturity at the rate per annum equal to the prime rate, as established by Fleet Bank, from time to time, plus 2.75%. Interest was payable semi-annually in arrears on the first day of January and July, and at maturity. The note was guaranteed by Mr. Icahn. The note was repaid during May 2004. During the years ended December 31, 2004, 2003 and 2002, Fresca, LLC paid $0.7 million, $1.2 million and $0.4 million, respectively.

18.	SENIOR SECURED NOTES PAYABLE AND CREDIT FACILITY
      In January 2004, American Casino closed on its offering of senior secured notes due 2012. The notes, in the aggregate principal amount of $215 million, bear interest at the rate of 7.85% per annum. The notes have a fixed annual interest rate of 7.85% per annum, which will be paid every six months on February 1 and August 1, commencing August 1, 2004. The Notes will mature on February 1, 2012. The proceeds were held in escrow pending receipt of all approvals necessary under gaming laws and certain other conditions in connection with the acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Upon satisfaction of all closing conditions on May 26, 2004, the proceeds of the offering were released from escrow. American Casino used the proceeds of the offering for the acquisition of Arizona Charlie’s Decatur and Boulder, to repay intercompany indebtedness and for distributions to the Company. The notes are recourse only to, and are secured by a lien on the assets of, American Casino and certain of its subsidiaries. The notes restrict the ability of American Casino and its restricted subsidiaries, subject to certain exceptions, to: incur additional debt; pay dividends and make distributions; make certain investments; repurchase stock; create liens; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; and transfer, lease or sell assets. As of December 31, 2004, American Casino is in compliance with all terms and conditions of the notes. The notes were issued in an offering not registered under the Securities Act of 1933. At the time American Casino issued the notes, it entered into a registration rights agreement in which it agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. On October 26, 2004, the SEC declared effective American Casino’s registration statement. The exchange offer was consummated on December 1, 2004.
      The Company recorded approximately $15.6 million of interest expense on the notes payable in the year ended December 31, 2004 which is included in “Interest expense” in the Consolidated Statements of Earnings for the year then ended.
      A syndicate of lenders has provided to American Casino a non-amortizing $20.0 million revolving credit facility. The commitments are available to the Company in the form of revolving loans, and include a letter of credit facility (subject to $10.0 million sublimit). Loans made under the senior secured revolving facility will mature and the commitments under them will terminate on January 29, 2008. There were no borrowings outstanding under the facility at December 31, 2004.
      Of the Company’s cash and cash equivalents at December 31, 2004, approximately $75.2 million in cash is at American Casino which is subject to the restrictions of its notes and the revolving credit facility.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of American Casino’s long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $229.0 million as of December 31, 2004.

19.	SENIOR UNSECURED NOTES PAYABLE
      On May 12, 2004, the Company closed on its offering of senior notes due 2012. The notes, in the aggregate principal amount of $353 million, were priced at 99.266%. The notes have a fixed annual interest rate of 8 1/8%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The notes will mature on June 1, 2012. AREH is a guarantor of the debt; however, no other subsidiaries guarantee payment on the notes. American Real Estate Finance Corp. (“AREF”), a wholly-owned subsidiary of the Company, was formed solely for the purpose of serving as a co-issuer of the debt securities. AREF will not have any operations or assets and will not have any revenues. The Company intends to use the proceeds of this offering for general business purposes, including its primary business strategy of acquiring undervalued assets in its existing lines of business or other businesses and to provide additional capital to grow its existing businesses. The notes restrict the ability of the Company, subject to certain exceptions, to, among other things; incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates. As of December 31, 2004, the Company is in compliance with all terms and conditions of the notes. The notes were issued in an offering not registered under the Securities Act of 1933. At the time the Company issued the notes, the Company entered into a registration rights agreement in which the Company agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. On November 8, 2004, the SEC declared effective the Company’s registration statement. The exchange offer was consummated on December 15, 2004.
      The fair value of the Company’s long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. As such, the estimated fair value of long-term debt outstanding is approximately $375 million as of December 31, 2004.
      The Company recorded approximately $18.5 million of interest expense on the notes payable in the year ended December 31, 2004 which is included in “Interest expense” in the Consolidated Statements of Earnings for the year then ended.

20.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
      Accounts payable, accrued expenses and other liabilities consist of the following (In $000’s):

	December 31,

	2004	2003

Accrued liabilities	$11,463	$11,951
Accrued payroll	11,113	12,507
Due to Panaco, Inc.	16,242	—
Other	42,975	21,316

	$81,793	$45,774

21.	EARNINGS PER LIMITED PARTNERSHIP UNIT
      Basic earnings per LP unit are based on net earnings attributable to limited partners, and in periods prior to July 1, 2003, adjusted for the preferred pay-in-kind distribution to Preferred Unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Diluted earnings per LP unit are based on earnings before the preferred pay-in-kind distribution as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units.

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

	December 31,

	2004	2003	2002

	In $000’s (except per unit data)
Attributable to Limited Partners:
Basic income from continuing operations	$70,453	$47,822	$55,810
Add Preferred LP Unit distribution	4,981	4,792	4,518

Income before discontinued operations	75,434	52,614	60,328
Income from discontinued operations	82,054	11,538	7,358

Diluted earnings	$157,488	$64,152	$67,686

Weighted average limited partnership units outstanding	46,098,284	46,098,284	46,098,284
Dilutive effect of redemption of Preferred LP Units	5,444,028	8,391,659	10,368,414

Weighed average limited partnership units and equivalent partnership units outstanding	51,542,312	54,489,943	56,466,698

Basic earnings:
Income from continuing operations	$1.53	$.99	$1.11
Income from discontinued operations	1.78	.25	.16

Basic earnings per LP unit	$3.31	$1.24	$1.27

Diluted earnings:
Income from continuing operations	$1.46	$.92	$.99
Income from discontinued operations	1.59	.21	.13

Diluted earnings per LP unit	$3.05	$1.13	$1.12

22.	PREFERRED UNITS
      Pursuant to rights offerings consummated in 1995 and 1997, Preferred Units were issued. The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder thereof to receive distributions thereon, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a “Payment Date”). On any Payment Date commencing with the Payment Date on March 31, 2000, the Company, with the approval of the Audit Committee of the Board of Directors of the General Partner, may opt to redeem all, but

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not less than all, of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all, but not less than all, of the Preferred Units on the same terms as any optional redemption.
      Pursuant to the terms of the Preferred Units, on February 25, 2004, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10 per unit. The distribution was payable March 31, 2004 to holders of record as of March 12, 2004. A total of 489,657 additional Preferred Units were issued. At December 31, 2004 and 2003, 10,286,264 and 9,796,607 Preferred Units are issued and outstanding, respectively. In February 2004, the number of authorized Preferred LP units was increased to 10,400,000.
      Pursuant to the terms of the Preferred Units, on March 4, 2005, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution is payable on March 31, 2005 to holders of record as of March 15, 2005. In addition, the Company increased the number of authorized Preferred Units to 10,900,000.
      On July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant to SFAS 150 the Company’s Preferred Units, which are an unconditional obligation, have been reclassified from “Partners’ equity” to a liability account in the consolidated Balance Sheets and the preferred pay-in-kind distribution for the period from July 1, 2003 to December 31, 2003 of $2,449,000 and all future distributions have been and will be recorded as “Interest expense” in the Consolidated Statements of Operations.
      The Company recorded $5.1 million and $2.4 million of interest expense in the years ended December 31, 2004 and 2003, respectively, in connection with the Preferred LP units distribution. These amounts are included in “Interest expense” in the Consolidated Statements of Earnings for the years then ended.

23.	INCOME TAXES (in $000’s)

	December 31,

	2004	2003

The difference between the book basis and the tax basis of the net assets of the Company, not directly subject to income taxes, is as follows:
Book basis of AREH net assets excluding American Casino and NEG	$1,319,566	$1,149,418
Excess of tax over book	120,820	79,238

Tax basis of net assets	$1,440,386	$1,228,656

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      a. Corporate income taxes

(i) The Company’s corporate subsidiaries recorded the following income tax (expense) benefit attributable to continuing operations for American Casino and NEG for the years ended December 31, 2004, 2003 and 2002 (in $000’s):

	December 31,

	2004	2003	2002

Current	$(2,626)	$(4,302)	$(311)
Deferred	(14,137)	5,875	(9,785)

	$(16,763)	$1,573	$(10,096)

(ii) The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at December 31, 2004 and 2003 (in $000’s):

	December 31,

	2004	2003

Deferred tax assets:
Depreciation	$39,209	$39,858
Net operating loss carryforwards	32,176	30,942
Investment in Holding LLC	5,333	18,845
Other	5,954	5,962

	82,672	95,607
Valuation allowance	(14,588)	(17,733)

Subtotal	68,084	77,874
Less current portion	(2,685)	(2,982)

Net deferred tax assets	$65,399	$74,892

      At December 31, 2004 and 2003, American Casino had net operating loss carryforwards available for federal income tax purposes of approximately $16.0 million and $28.5 million, respectively, which begin expiring in 2020.

(iii) The provision (benefit) for income taxes differs from the amount computed at the federal statutory rate as a result of the following:

	Year Ended December 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
Tax deduction not given book benefit	0.0%	5.0%	0.0%
Income not subject to taxation	(25.6)%	(14.3)%	(22.3)%
Valuation allowance	(1.7)%	(28.3)%	(0.5)%
Other	1.1%	0.3%	0.3%

	8.8%	(2.3)%	12.5%

      SFAS 109 requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. As of December 31, 2002, given Stratosphere’s history of losses for income tax purposes, the volatility of the industry within which the Stratosphere operates, and certain other factors, Stratosphere

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
had established a valuation allowance for the deductible temporary differences, including the excess of the tax basis of the Stratosphere’s assets over the basis of such assets for financial statement purposes and the tax carryforwards. However, at December 31, 2003, based on various factors including the current earnings trend and future taxable income projections, Stratosphere determined that it was more likely than not that the deferred tax assets will be realized and removed the valuation allowance. In accordance with SFAS 109, the tax benefit of any deferred tax asset that existed on the effective date of a reorganization should be reported as a direct addition to contributed capital. Stratosphere has deferred tax assets relating to both before and after Stratosphere emerged from bankruptcy in September of 1998. The net decrease in the valuation allowance was $79.3 million, of which a net amount of $47.5 million was credited to partners’ equity in the year ended December 31, 2003.
      Additionally, American Casino’s acquisition of Arizona Charlie’s, LLC and Fresca, LLC in May 2004 resulted in a net increase in the tax basis of assets in excess of book basis. As a result, the Company recognized an additional deferred tax asset of approximately $2.5 million from the transaction. Pursuant to SFAS 109, the benefit of the deferred tax asset from this transaction is credited directly to equity.
      At December 31, 2004 and 2003, NEG had net operating loss carryforwards available for federal income tax purposes of approximately $75.9 and $58.0 million, respectively, which begin expiring in 2009. Net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of NEG. Prior to the formation of Holding LLC, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of Holding LLC, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocations of taxable income by Holding LLC, NEG more likely than not will realize a partial benefit from the loss carryforwards. In accordance with SFAS 109, NEG recorded a deferred tax asset of $25.5 million as of December 31, 2002, $25.9 million as of December 31, 2003, and $19.3 million as of December 31, 2004. Ultimate realization of the deferred tax asset is dependent upon, among other factors, NEG’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

24.	COMMITMENTS AND CONTINGENCIES
      a. In January 2002, the Cape Cod Commission, (the “Commission”), a Massachusetts regional planning body created in 1989, concluded that AREP’s New Seabury development is within its jurisdiction for review and approval (the “Administrative Decision”). It is the Company’s position that the proposed residential, commercial and recreational development is in substantial compliance with a special permit issued for the property in 1964 and is therefore exempt from the Commission’s jurisdiction and that the Commission is barred from exercising jurisdiction pursuant to a 1993 settlement agreement between the Commission and a prior owner of the New Seabury property (the “Settlement Agreement”).
      In February 2002, New Seabury Properties L.L.C. (“New Seabury”), an AREP subsidiary and owner of the property, filed in Barnstable County Massachusetts Superior Court, a civil complaint appealing the Administrative Decision by the Commission, and a separate civil complaint to find the Commission in contempt of the Settlement Agreement. The Court subsequently consolidated the two complaints into one proceeding. In July 2003, New Seabury and the Commission filed cross motions for summary judgment.
      Also, in July 2003, in accordance with a Court ruling, the Commission reconsidered the question of its jurisdiction over the initial development proposal and over a modified development proposal that New Seabury filed in March 2003. The Commission concluded that both proposals are within its jurisdiction (the Second Administrative Decision). In August 2003, New Seabury filed in Barnstable County Massachusetts Superior

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Court another civil complaint appealing the Commission’s second decision and petitioning the court to find the Commission in contempt of the settlement agreement.
      In November 2003, the Court ruled in New Seabury’s favor on its July 2003 motion for partial summary judgment, finding that the special permit remains valid and that the modified development proposal is in substantial compliance with the Special Permit and therefore exempt from the Commission’s jurisdiction; the Court did not yet rule on the initial proposal to build 675 residential/hotel units and 80,000 square feet of commercial space. Under the modified development proposal New Seabury could potentially develop up to 278 residential units and 145,000 square feet of commercial space. In February 2004, the court consolidated the three complaints into one proceeding. In March 2004, New Seabury and the Commission each moved for Summary Judgment to dispose of remaining claims under all three complaints and to obtain a final judgment from the Court. The Court heard arguments in June 2004 and took matters under advisement. The Commission and New Seabury filed a joint motion to delay, until May 6, 2005, any ruling by the court on New Seabury’s pending motion for summary judgment and the Commission’s pending cross-motion for summary judgment. The Company is currently in settlement negotiations with the Commission but these discussions may not be successful. The Company cannot predict the effect on the development process if it loses any appeal or if the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.
      The carrying value of New Seabury’s development assets at December 31, 2004 was approximately $10.5 million.
      The General Partner monitors all tenant bankruptcies and defaults and may, when it deems it necessary or appropriate, establish additional reserves for such contingencies.
      b. In addition, in the ordinary course of business, the Company, its subsidiaries and other companies in which the Company has invested are parties to various legal actions. In management’s opinion, the ultimate outcome of such legal actions will not have a material effect on the Company’s consolidated financial statements taken as a whole.

25.	EMPLOYEE BENEFIT PLANS
      a. Employees of the Company who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. The Company recorded expenses for such plans of approximately $8,100,000, $7,600,000 and $6,500,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company does not have information from the plans’ sponsors with respect to the adequacy of the plans’ funding status.
      b. The Company has retirement savings plans under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, a portion of their income on a pre-tax basis through contributions to the plans. The Company currently matches, within prescribed limits, up to 6.25% of eligible employees’ compensation at rates up to 50% of the employee’s contribution. The Company recorded charges for matching contributions of approximately $794,000, $714,000 and $981,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

26.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amount of cash and cash equivalents, receivables, investment in debt securities of affiliates, and accounts payable, accrued expenses and other liabilities and the Preferred Limited Partnership Units Liability are carried at cost, which approximates their fair value.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments
      The fair values of the mortgages and notes receivable past due, in process of foreclosure, or for which foreclosure proceedings are pending, are based on the discounted cash flows of the underlying lease. The fair values of the mortgages and notes receivable satisfied after year end are based on the amount of the net proceeds received.
      The fair values of the mortgages and notes receivable which are current are based on the discounted cash flows of their respective payment streams.
      The approximate estimated fair values of other investments held as of December 31, 2004 and 2003 are summarized as follows (in $000’s):

	At December 31, 2004		At December 31, 2003

	Net	Estimated	Net	Estimated
	Investment	Fair Value	Investment	Fair Value

Total	$245,948	$248,900	$50,328	$55,000

      The net investment at December 31, 2004 and 2003 is equal to the carrying amount of the mortgage receivable less any deferred income recorded.

Mortgages Payable
      The approximate estimated fair values of the mortgages payable as of December 31, 2004 and 2003 are summarized as follows (in $000’s):

	At December 31, 2004		At December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Total	$91,896	$93,900	$180,989	$185,000

Limitations
      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

27.	SEGMENT REPORTING
      The Company is engaged in six operating segments consisting of the ownership and operation of (1) rental real estate, (2) hotel and resort operating properties, (3) hotel and casino operating properties, (4) property development, (5) investment in securities including investment in other limited partnerships and marketable equity and debt securities and (6) investment in oil and gas operating properties. The Company’s reportable segments offer different services and require different operating strategies and management expertise.
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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The revenues, net earnings, assets and real estate investment capital expenditures for each of the reportable segments are summarized as follows for the years ended and as of December 31, 2004, 2003, and 2002 (in $000’s):

	December 31,

	2004	2003	2002

Revenues:
Hotel & casino operating properties	$297,868	$259,345	$250,328
Land, house and condominium sales	26,591	13,265	76,024
Rental real estate	17,099	19,514	20,654
Hotel & resort operating properties	18,477	14,592	14,918
Oil & gas operating properties	45,995	38,109	40,516
Other investments	34,241	13,874	15,283

Subtotal	440,271	358,699	417,723
Reconciling items(1)	13,310	11,770 (1)	18,006 (1)

Total revenues	$453,581	$370,469	$435,729

Net earnings:
Segment earnings:
Hotel & casino operating properties	$70,265	$42,488	$32,390
Land, house and condominium sales	6,355	4,136	21,384
Oil & gas operating properties	34,849	30,879	33,411
Rental real estate	12,811	14,330	13,893
Hotel and resort operating properties	1,843	3,454	2,365
Other investments	34,241	13,874	15,283

Total segment earnings	160,364	109,161	118,726
Interest income	13,310	11,770	18,006
Interest expense	(46,099)	(21,103)	(27,297)
General and administrative expenses	(9,806)	(6,851)	(7,029)
Depreciation and amortization	(29,955)	(24,764)	(23,589)

Operating Income	87,814	68,213	78,817
Gain on sales and disposition of real estate from continuing operations	5,262	7,121	8,990
(Loss) on sale of other assets	—	(1,503)	(353)
Loss on sale of limited partnership interests	—	—	(3,750)
Write-down of marketable equity and debt securities and other investments	—	(19,759)	(8,476)
Gain on sale of marketable equity securities	40,159	2,607	—
Unrealized losses on securities sold short	(23,619)	—	—
Impairment loss on equity interest in GB Holdings, Inc.	(15,600)	—	—
Minority interest in net earnings of Stratosphere Corp	—	—	(1,943)
Income tax (expense) benefit	(16,763)	1,573	(10,096)
Income from discontinued operations	83,720	11,772	7,507
General partner’s share of net income	(8,466)	(10,664)	(7,528)

Net earnings-limited partners’ unitholders	$152,507	$59,360	$63,168

(1)	Primarily interest income on U.S. Government and Agency obligations and other short-term investments and Icahn note receivable.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003	2002

Assets:
Rental real estate	$196,332	$340,062	$359,700
Hotel and casino operating properties	289,360	298,703	290,775
Land and construction-in-progress	106,537	43,459	40,415
Hotel and resort operating properties	50,132	41,526	44,346
Other investments	472,103	231,050	479,104

	1,114,464	954,800	1,214,340
Reconciling items	1,148,593	691,806	491,691

Total	$2,263,057	$1,646,606	$1,706,031

Real estate investment capital expenditures:
Acquisitions:
Rental real estate	$14,583	$—	$18,226
Land and construction-in-progress	61,845	—	—
Hotel and casino operating properties	125,900	—	—
Hotel and resort operating properties	16,463	—	—

	$218,791	$—	$18,226

Developments:
Rental real estate	$18	$413	$181
Land and construction-in-progress	17,947	—	1,138
Hotel and casino operating properties	13,589	31,844	19,133
Hotel and resort operating properties	2,614	1,067	2,582

	$34,168	$33,324	$23,034

28.	REPURCHASE OF DEPOSITARY UNITS
      The Company has previously been authorized to repurchase up to 1,250,000 Depositary Units. As of December 31, 2004, the Company has purchased 1,137,200 Depositary Units at an aggregate cost of approximately $11,921,000.

29.	SUBSEQUENT EVENTS
      a. On January 21, 2005, the Company announced that it had entered into agreements to acquire additional oil and gas and gaming and entertainment assets in transactions with affiliates of Carl C. Icahn. The aggregate consideration for the transactions is $652 million, subject to certain purchase price adjustments, of which $180 million is payable in cash and the balance is payable by the issuance of the Company’s limited partnership depositary units valued at $29 per unit. Mr. Icahn currently owns indirectly approximately 86.5% of the Company’s outstanding depositary and preferred units and indirectly owns 100% of the Company’s general partner, American Property Investors, Inc. Upon the closing of the transactions, Mr. Icahn will own approximately 90.1% of the Company’s outstanding depositary units and 86.5% of its preferred units, assuming no purchase price reductions. The transactions were approved by the Audit Committee of the Company’s general partner. The Audit Committee was advised as to the transactions by independent legal counsel and

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial advisors. The Audit Committee obtained opinions that the consideration to be paid in the transactions was fair, from a financial point of view, to the Company.
      The transactions include the acquisition of the membership interest in Holding LLC other than that already owned by National Energy Group, Inc. (which is itself 50.02% owned by the Company); 100% of the equity of each of TransTexas Gas Corporation and Panaco, Inc., all of which will be consolidated under AREP Oil & Gas LLC, which is wholly owned by AREH; and approximately 41.2% of the common stock of GB Holdings and warrants to purchase, upon the occurrence of certain events, approximately 11.3% of the fully diluted common stock of its subsidiary, Atlantic Holdings, which owns 100% of ACE Gaming LLC, the owner and operator of the Sands. The closing of each of the transactions is subject to certain conditions, including approval by the depositary unitholders of the issuance of the depositary units with respect to the transactions for which the consideration is depositary units and the receipt of the oil and gas reserve reports as of January 21, 2005 for each of Holding LLC, TransTexas and Panaco.
      Prior to the transactions, each of the Company and Mr. Icahn’s affiliated companies owned oil and gas and gaming and entertainment assets. Upon completion of these transactions, all such assets held by Mr. Icahn’s affiliates will have been acquired by the Company. As a result of these transactions, the Company will have substantially increased its oil and gas holdings, as well as expanded its gaming and entertainment holdings.
      Before the acquisition of GB Holdings and Atlantic Holdings securities, the Company owned approximately 36.3% of the outstanding common stock of GB Holdings and warrants to purchase, upon the occurrence of certain events, approximately 10.0% of the fully diluted common stock of Atlantic Holdings. As a result of the transactions, the Company will own approximately 77.5% of the common stock of GB Holdings and warrants to purchase approximately 21.3% of the fully diluted common stock of Atlantic Holdings. The Company also owns approximately $63.9 million principal amount, or 96.4%, of the 3% senior notes due 2008 of Atlantic Holdings, which, upon the occurrence of certain events, are convertible into approximately 42.1% of the fully diluted common stock of Atlantic Holdings. If all outstanding Atlantic Holdings notes were converted and warrants exercised, the Company would own approximately 63.4% of the Atlantic Holdings common stock, GB Holdings would own approximately 28.8% of the Atlantic Holdings common stock and the remaining shares would be owned by the public.
      Between December 6, 2004 and December 27, 2004, the Company purchased (1) $27.5 million aggregate principal amount of the TransTexas Notes, (2) $38.0 million aggregate principal amount of the Panaco Debt and (3) $37.0 million aggregate principal amount of Atlantic Holdings Notes, bringing the Company’s ownership of that debt to $63.9 million principal amount.
      b. On February 7, 2005, the Company and its subsidiary, American Real Estate Finance Corp. (“AREF”), closed on their offering of senior notes due 2013. The notes, in the aggregate principal amount of $480 million, were priced at 100% of principal amount. The notes will have a fixed annual interest rate of 7 1/8%, which will be paid every six months on February 15 and August 15, commencing August 15, 2005. The notes will mature on February 15, 2013. AREF, a wholly owned subsidiary of the Company, was formed solely for the purpose of serving as co-issuer of the notes. AREF does not have any operations or assets and does not have any revenues. AREH is a guarantor of the debt; however, no other subsidiaries guarantee payment on the notes. The Company intends to use the proceeds of the offering, together with depository units to be issued to fund for the acquisitions described above, to pay related fees and expenses and for general business purposes. The notes restrict the ability of the Company and AREH, subject to certain exceptions, to, among other things; incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates. The notes were issued in an offering not registered under the Securities Act of 1933. At the time the Company issued the notes, the Company entered into a registration rights agreement in which it agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. If the registration statement is not filed with the SEC by August 8, 2005 or if the registration statement

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is not declared effective by the SEC on or prior to December 5, 2005 or if we fail to consummate an exchange offer in which we issue notes registered under the Securities Act of 1933 for the privately issued notes within 30 business days after December 5, 2005, then we will pay, as liquidated damages, $.05 per week per $1,000 principal amount for the first 90 day period following such failure, increasing by an additional $.05 per week of $1,000 principal amount for each subsequent 90 day period, until all failures are cured.
30.     QUARTERLY FINANCIAL DATA (UNAUDITED) (In $000’s, except per unit data)

	Three Months Ended(1)

	March 31,		June 30,		September 30,		December 31,

	2004	2003	2004	2003	2004	2003	2004	2003

Revenues	$104,122	$92,859	$117,901	$89,825	$119,485	$94,665	$112,073	$93,120

Operating Income	$24,898	$16,008	$25,834	$15,425	$23,998	$16,624	$13,084	$20,156
Gains (losses) on property transactions	6,047	1,138	(226)	(272)	(10)	501	(549)	5,754
Loss on sale of assets	—	—	—	—	—	(311)	—	(1,192)
Gain on sale of marketable equity and debt securities	28,857	—	8,310	—	—	2,168	2,992	439
Unrealized losses on securities sold short	—	—	—	—	—	—	(23,619)	—
Impairment loss on equity interest in GB Holdings, Inc.	—	—	—	—	—	—	(15,600)	—
Write-down of marketable equity and debt securities	—	(961)	—	(18,798)	—	—	—	—

Income (loss) from continuing operations before income tax	59,802	16,185	33,918	(3,645)	23,988	18,982	(23,692)	25,157
Income tax (expense) benefit	(6,169)	(3,892)	(3,088)	(3,167)	(3,637)	(3,577)	(3,869)	12,209

Income (loss) from continuing operations	53,633	12,293	30,830	(6,812)	20,351	15,405	(27,561)	37,366
Income from discontinued operations	9,387	2,099	50,956	4,025	10,672	3,548	12,705	2,100

Net earnings (loss)	$63,020	$14,392	$81,786	$(2,787)	$31,023	$18,953	$(14,856)	$39,466

Net Earnings (loss) per limited
Partnership unit(2):
Basic earnings:
Income (loss) from continuing operations	$1.14	$.15	$.63	$(.22)	$.43	$.25	$(.59)	$.80
Income from discontinued operations	.20	.05	1.08	.09	.23	.07	.27	.05

Basic earnings (loss) per LP unit	$1.34	$.20	$1.71	$(.13)	$.66	$.32	$(.32)	$.85

Diluted earnings:
Income (loss) from continuing operations	$1.02	$.15	$.58	$(.22)	$.41	$.23	$(.59)	$.71
Income from discontinued operations	.18	.03	.96	.09	.20	.06	.27	.04

Diluted earnings (loss) per LP unit	$1.20	$.18	$1.54	$(.13)	$.61	$.29	$(.32)	$.75

(1)	All quarterly amounts have been reclassified for the effects of reporting discontinued operations.

(2)	Net earnings (loss) per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      As of December 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our and our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      We made no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
      Throughout 2004, we implemented a program and engaged independent consultants to assist us in the evaluation and improvement of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. No material weaknesses were identified by management or our independent consultants. During the three months ended September 30, 2004, our independent consultants and management identified a significant deficiency in the consolidation process involving lack of segregation of duties within the accounting department. We retained an assistant controller and our computer system is being updated in order to address this concern and to enhance financial reporting controls. We also documented some of our established internal procedures which had been followed but not fully documented. During the three months ended December 31, 2004, we continued to make improvements to our computer system to enhance controls. In addition to retaining the services of an independent consultant to evaluate the effectiveness our internal controls, we determined to retain an additional assistant controller to review internal controls for us and our rental real estate, real estate development and hotel and resort operations.
      In October and November 2004, NEG, of which we own 50.01% of the common stock, implemented a number of improvements in its policies and procedures surrounding its information technology processes and infrastructure. In performing its assessment of internal control over financial reporting, NEG noted several instances where these policies and procedures were not being followed. NEG has implemented remediation actions which it expects to be completed in the first quarter of 2005.
      We intend to review and evaluate regularly the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and to improve these controls and procedures over time and correct any deficiencies that we may discover in the future. While we believe that the present design of our disclosure controls and procedures and internal controls over financial reporting are effective, future events affecting our business may cause us to verify these controls and procedures in the future.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting, as such items are defined in Rule 13a-15f under the Securities Exchange Act.

      Our control over financial reporting is designed to provide reasonable assurance that our financial reporting and preparation of financial statements is reliable and in accordance with generally accepted accounting principles. Our policies and procedures are designed to provide reasonable assurance that transactions are recorded and records maintained in reasonable detail as necessary to accurately and fairly reflect transactions and that all transactions are properly authorized by management in order to prevent or timely detect unauthorized transactions or misappropriation of assets that could have a material effect on our financial statements.
      Management is required to base its assessment of the effectiveness of the Company’s internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company Accounting Oversight Board (PCAOB).
      The Company’s management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that the Company’s system of internal control over financial reporting, as of December 31, 2004, is effective.
      Grant Thornton, our independent registered public accounting firm, has audited and issued their report on management’s assessment of AREP’s internal control over financial reporting, which appears below.
Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
American Real Estate Partners, L.P.
      We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that American Real Estate Partners, L.P. and Subsidiaries (the “Company”) (a Delaware limited partnership) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, changes in partners’ equity and comprehensive income, and cash flows for the year then ended and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.
GRANT THORNTON LLP
New York, New York
March 11, 2005
Changes in Internal Control over Financial Reporting
      Not applicable.

Item 9B.	Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The names, offices held and the ages of the directors and executive officers of API are as follows:

Name	Age	Position

Carl C. Icahn	69	Chairman of the Board
William A. Leidesdorf	59	Director
James L. Nelson	55	Director
Jack G. Wasserman	68	Director
Keith A. Meister	31	President and Chief Executive Officer
Martin L. Hirsch	49	Executive Vice President and Director of Acquisitions and Development
John P. Saldarelli	63	Vice President, Chief Financial Officer, Secretary and Treasurer
      The names, offices held and ages of certain key employees of our subsidiaries are as follows:

Name	Age	Position

Bob Alexander	72	President and Chief Executive Officer, National Energy Group, Inc.
Richard P. Brown	57	President, Chief Executive Officer and Director, American Casino & Entertainment Properties LLC
      Carl C. Icahn has served as Chairman of the Board and a director of Starfire Holding Corporation, or Starfire, (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Mr. Icahn is and has been since 1994 a majority shareholder, the Chairman of the Board and a Director of American Railcar Industries, Inc., or ARI, a Missouri corporation. ARI is primarily engaged in the business of manufacturing, managing, leasing and selling of railroad freight and tank cars. Mr. Icahn has also been Chairman of the Board and President of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, since 1968.
      Since November 1990, Mr. Icahn has been Chairman of the Board of American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., a public limited partnership that invests in real estate and holds various other interests, including the interests in its subsidiaries that are engaged, among other things, in the oil and gas business and casino entertainment business. Mr. Icahn has been a director of Cadus Pharmaceutical Corporation, a firm that holds various biotechnology patents, since 1993. From August 1998 to August 2002, Mr. Icahn served as Chairman of the Board of Maupintour Holding LLC (f/k/a/ Lowestfare.com, LLC), an internet travel reservations company. From October 1998 through May, 2004, Mr. Icahn was the President and a director of Stratosphere Corporation, which operates the Stratosphere Hotel and Casino. Since September 29, 2000, Mr. Icahn has served as the Chairman of the Board of GB Holdings, Inc., which owns all of the outstanding stock of Atlantic Coast Entertainment Holdings, Inc., which through its wholly-owned subsidiary owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey. Mr. Icahn also serves in the same capacity with Atlantic Coast Entertainment Holdings, Inc.
      In January 2003, Mr. Icahn became Chairman of the Board and a director of XO Communications, Inc., a telecommunications company.
      William A. Leidesdorf has served as a Director of API since March 26, 1991 and as a Director of AREP Finance since inception. Mr. Leidesdorf is also a Director of Renco Steel Group, Inc. and its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Since December 29, 2003, Mr. Leidesdorf has served as a Director of American Entertainment Properties Corp. and American Casino & Entertainment Properties Finance Corp., or ACEP Finance, which are our indirect subsidiaries. Mr. Leidesdorf has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.
      James L. Nelson has served as a Director of API since June 12, 2001 and as a Director of AREP Finance since inception. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc. a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, he was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc. Mr. Nelson currently serves as a Director of Viskase Corporation, a closely-held supplier for the meat and poultry business. Until March 2001, he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. Since December 29, 2003, Mr. Nelson has served as a Director of American Entertainment Properties Corp. and ACEP Finance, which are our indirect subsidiaries. Mr. Nelson has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.
      Jack G. Wasserman has served as a Director of API since December 3, 1993 and as a Director of AREP Finance since inception. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission and, at the latter’s direction, is an independent member and Chairman of the Stratosphere Compliance Committee. Since December 29, 2003, Mr. Wasserman has served as a Director of American Entertainment Properties Corp. and ACEP Finance, which are our indirect subsidiaries. Mr. Wasserman is not a member of the Stratosphere’s Board of Directors. Since December 1, 1998, Mr. Wasserman has been a Director of National Energy Group, Inc. In 2003, National Energy Group, Inc. became our subsidiary. Mr. Wasserman is also a Director of Cadus Corporation, a publicly traded biotechnology company. Affiliates of Mr. Icahn are controlling shareholders of each of these companies. On March 11, 2004, Mr. Wasserman was appointed, and in June 2004, elected to the Board of Directors of Triarc Companies, Inc. a publicly traded diversified holding company. Mr. Wasserman serves on the Audit and Compensation Committees of Triarc.
      Keith A. Meister has served as President and Chief Executive Officer of API since August 2003 and of AREP Finance since inception. He continues to serve as a senior investment analyst of High River Limited Partnership, a company owned and controlled by Mr. Icahn, a position he has held since June 2002. Mr. Meister is also a Senior Investment Analyst of Icahn Partners LP and Icahn Partners Master Fund LP. He is also a director of Icahn Fund Ltd., which is the feeder fund of Icahn Partners Master Fund LP. Icahn Partners LP and Icahn Partners Master Fund LP are private investment funds controlled by Mr. Icahn. From March 2000 through 2001, Mr. Meister co-founded and served as co-president of J Net Ventures, a venture capital fund focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: XO Communications, Inc., a company that is majority-owned by various entities controlled by Mr. Icahn; TransTexas Gas Corporation; and Scientia Corporation, a private health care venture company in which we hold less than a 10% equity interest. Since December 29, 2003, Mr. Meister has served as a Director of American Entertainment Properties Corp. and ACEP Finance, which are our indirect subsidiaries.
      Martin L. Hirsch has served as a Vice President of API since 1991 and of AREP Finance since inception. Mr. Hirsch focuses on investment, management and disposition of real estate properties and other assets. On March 23, 2000, Mr. Hirsch was elected to serve as Executive Vice President and Director of Acquisitions and

Development of API. From January 1986 to January 1991, Mr. Hirsch was a Vice President of Integrated Resources, Inc. where he was involved in the acquisition of commercial real estate properties and asset management. In 1985 and 1986, Mr. Hirsch was a Vice President of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch has been a director of National Energy Group, Inc. since 1998. Since September 29, 2000 Mr. Hirsch served as a director of GB Property Funding Inc. from September 29, 2000 until July 22, 2004 and of Greate Bay Hotel and Casino, Inc. from February 28, 2001 until July 22, 2004. Mr. Hirsch has served as a Director of GB Holdings, Inc. which owns all of the outstanding stock of Atlantic Coast Entertainment Holdings, Inc., which through its wholly-owned subsidiary owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey and GB Property Funding, Inc. Since July 22, 2004, Mr. Hirsch also serves in the same capacity with Atlantic Coast Entertainment Holdings, Inc.
      John P. Saldarelli has served as Vice President, Secretary and Treasurer of API since March 18, 1991 and as Chief Financial Officer since June 2000 and of AREP Finance since inception. Mr. Saldarelli was President of Bayswater Realty Brokerage Corp. from June 1987 until November 19, 1993, and Vice President of Bayswater Realty & Capital Corp. from September 1979 until April  15, 1993. Mr. Saldarelli served as a Director of Stratosphere from October, 1998 until May 2004. Mr. Saldarelli served as a director of GB Property Funding, Inc. and Greate Bay Hotel and Casino, Inc. from February 28, 2001 until July 22, 2004. Since February 28, 2001, Mr. Saldarelli has served as a Director of GB Holdings, Inc. which owns all of the outstanding stock of Atlantic Coast Entertainment Holdings, Inc., which through its wholly-owned subsidiary owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey. Since July 22, 2004, Mr. Saldarelli also serves in the same capacity with Atlantic Coast Entertainment Holdings, Inc.
      Richard P. Brown has served as the President and Chief Executive Officer of ACEP; and President, Chief Executive Officer and a director of American Entertainment Properties Corp. and ACEP Finance since inception. Mr. Brown has over 12 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, he served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corp. in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Hotels Corporation. Mr. Brown also serves as President and Chief Executive Officer of GB Holdings, Inc., which owns and operates The Sands Hotel and Casino.
      Bob G. Alexander has served as President and Chief Executive Officer of NEG since November, 1998. Mr. Alexander has served as President and Chief Executive Officer and a director of TransTexas and Panaco since August 2003 and November 2004, respectively. A founder of Alexander Energy Corporation, Mr. Alexander has served on the Board of Directors of NEG since Alexander Energy Corporation merged into NEG on August 29, 1996. From 1998 until the merger, he served as Chairman of the Board, President and Chief Executive Officer of Alexander Energy Corporation. From 1976 to 1980, he served as Vice President and General Manager of the Northern Division of Reserve Oil, Inc. and President of Basin Drilling Corp., subsidiaries of Reserve Oil and Gas Company.
Audit Committee
      James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange. A copy of the audit committee charter is available on our website at www.areplp.com/files/pdf/audit committee charter.pdf or may be obtained without charge by writing to American Real Estate Partners, L.P., 100 South Bedford Road, Mount Kisco, NY 10549, attention John P. Saldarelli.
      Our audit committee meets formally at least once every quarter, and more often if necessary. In addition to the functions set forth in its charter, the audit committee reviews potential conflicts of interest which may arise, between us and API and its affiliates. The General Partner and its affiliates may not receive duplicative fees.

      The functions of our audit committee as set forth in the Partnership Agreement include (1) the review of our financial and accounting policies and procedures; (2) the review of the results of audits of the books and records made by our outside auditors, (3) the review of allocations of overhead expenses in connection with the reimbursement of expenses to API and its affiliates, and (4) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement.
      The audit committee, has confirmed that: (1) the audit committee reviewed and discussed our 2004 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU §380), (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the Board of Directors that our 2004 audited financial statements be included in this Annual Report on Form 10-K.
      Our Board of Directors has determined that we do not have an “audit committee financial expert,” within the meaning of Item 401(h) of Regulation S-K, serving on our audit committee. We believe that each member of the audit committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee of API, to be fully capable of discharging his duties as a member of our audit committee. However, none of the members of our audit committee has a professional background in accounting or “preparing, auditing, analyzing or evaluating financial statements”. If our audit committee determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K.
Compensation Committee
      James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our compensation committee.
Code of Ethics
      On October 25, 2004, our Board of Directors adopted a Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website at www.areplp.com/files/pdf/code of ethics.pdf and may be obtained without charge by writing to American Real Estate Partners, L.P., 100 South Bedford Road, Mount Kisco, NY 10549, attention: John P. Saldarelli.
Corporate Governance Guidelines
      On October 25, 2004, API’s Board of Directors adopted Corporate Governance Guidelines for AREP and its subsidiaries, excluding NEG, which has its own separate set of guidelines. A copy of the Corporate Governance Guidelines is available on our website at www.areplp.com/files/pdf/corporate governance.pdf and may be obtained without charge by writing to American Real Estate Partners, L.P., 100 South Bedford Road, Mount Kisco, NY 10549, attention: John P. Saldarelli.
Filing of Reports
      To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of AREP’s depositary units failed to file on a timely basis reports required by §16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2004.

Item 11.	Executive Compensation.(1)
      The following table sets forth information in respect of the compensation of the Chief Executive Officer and each of the other most highly compensated executive officers of AREP as of December 31, 2004 for services in all capacities to AREP for the fiscal years ended December 31, 2004, 2003 and 2002.
SUMMARY COMPENSATION TABLE

	Annual Compensation

				All Other
(a)		Salary	Bonus	Compensation
Name and Principal Position	Year	($)	($)	($)(3)

Keith A. Meister(2)	2004	227,308	—	—
President and Chief Executive Officer	2003	73,150	—	—
	2002	—	—	—
Martin L. Hirsch(2)(3)	2004	295,000	200,000	4,000
Executive Vice President and Director of Acquisitions and Development	2003	269,923	50,000	4,000
	2002	231,000	24,500	3,667
John P. Saldarelli(2)(3)	2004	191,100	22,932	3,819
Vice President, Chief Financial Officer, Secretary and	2003	182,200	18,200	4,000
Treasurer	2002	182,000	8,400	3,666
Richard P. Brown	2004	461,155	250,000	8,335
President and Chief Executive Officer,	2003	316,154	20,000	8,315
American Casino & Entertainment Properties LLC	2002	274,988	20,000	6,459
Bob Alexander	2004	300,000	175,000	—
President and Chief Executive Officer, National Energy	2003	300,000	150,000	—
Group, Inc.	2002	300,000	—	—

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, or by API, which was subsequently reimbursed by us, required to be reported in those columns or tables, excepted as noted below.

(2)	On August 18, 2003, Keith A. Meister was elected President and Chief Executive Officer. Mr. Meister devotes approximately 50% of his time to the performance of services for AREP and its subsidiaries. Messrs. Saldarelli and Hirsch devote all of their time to the performance of services for AREP and its subsidiaries.

(3)	Represent matching contributions under AREP’s 401(k) plan. In 2004, AREP made matching contributions to the employee’s individual plan account in the amount of one-third (1/3) of the first six (6%) percent of gross salary contributed by the employee.
      Each executive officer and director will hold office until his successor is elected and qualified. Directors who are also audit committee members receive quarterly fees of $7,500 in 2004 and may receive additional compensation for special committee assignments. In 2004, Messrs. Wasserman, Nelson and Leidesdorf received audit and special committee fees of $50,030, $41,217 and $41,020, respectively. Mr. Icahn does not receive director’s fees or other fees or compensation from us.
      Each of our executive officers may perform services for our affiliates which are reimbursed to us. However, Mr. Meister devotes approximately 50% of his time, to services for our businesses. He is compensated by affiliates of Mr. Icahn for the services he provides in connection with their businesses. His compensation from such affiliates includes a base salary and additional compensation, including incentive compensation.
      There are no family relationships between or among any of our directors and/or executive officers.

      If distributions (which are payable in kind) are not made to the holders of preferred units on any two payment dates, which need not be consecutive, the holders of more than 50% of all outstanding preferred units, including API and its affiliates, voting as a class, will be entitled to appoint two nominees for our Board of Directors. Holders of preferred units owning at least 10% of all outstanding preferred units, including API and its affiliates to the extent that they are holders of preferred units, may call a meeting of the holders of preferred units to elect such nominees. Once elected, the nominees will be appointed to our Board of Directors by Mr. Icahn. As directors, the nominees will, in addition to their other duties as directors, be specifically charged with reviewing all future distributions to the holders of our preferred units. Such additional directors shall serve until the full distributions accumulated on all outstanding preferred units have been declared and paid or set apart for payment. If and when all accumulated distributions on the preferred units have been declared and paid or set aside for payment in full, the holders of Preferred Units shall be divested of the special voting rights provided by the failure to pay such distributions, subject to revesting in the event of each and every subsequent default. Upon termination of such special voting rights attributable to all holders of preferred units with respect to payment of distributions, the term of office of each director nominated by the holders of preferred units pursuant to such special voting rights shall terminate and the number of directors constituting the entire Board of Directors shall be reduced by the number of directors designated by the preferred units. The holders of the preferred units have no other rights to participate in our management and are not entitled to vote on any matters submitted to a vote of the holders of depositary units.
Employment Agreements
      ACEP and Richard P. Brown, its President and Chief Executive Officer, entered into a two-year employment agreement effective April 1, 2004, or the Brown Agreement. The Brown agreement provides that Mr. Brown will be paid a base annual compensation of $500,000. The agreement also provides that Mr. Brown will receive an annual bonus of up to 50% of base compensation. The Brown Agreement further provides that if Mr. Brown is terminated without “Cause” (as defined in the Brown Agreement) or there is a “Change of Control” as defined in the Brown Agreement), then Mr. Brown will receive an immediate severance payment in the amount equal to the then current Base Salary. Mr. Brown was paid a bonus in 2004 for the year ended December 31, 2003 and a $250,000 bonus in 2005 for the year ended December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      As of March 1, 2005, affiliates of Mr. Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 39,896,836 depositary units, or approximately 86.5% of the outstanding depositary units, and 8,900,995 preferred units, or approximately 86.5% of the outstanding preferred units. In light of this ownership position, the Board of Directors has determined that we are a “controlled company” for the purposes of the New York Stock Exchange’s listing standards and are, therefore, not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Our API’s Board of Directors presently consists of a majority of independent directors and the audit committee consists entirely of independent directors.
      The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by API and its affiliates, is required to remove API. Thus, since Mr. Icahn, through affiliates, holds approximately 86.5% of the depositary units outstanding, API will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of API and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of AREH, to consent to certain proposals submitted for the approval of the limited partners of AREH. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

      The following table provides information, as of March 1, 2005, as to the beneficial ownership of the depositary units and preferred units for each director of API and all directors and executive officers of API, as a group.

	Beneficial			Beneficial
	Ownership of		Percent	Ownership of	Percent
Name of Beneficial Owner	Depositary Units		of Class	Preferred Units	of Class

Carl C. Icahn(1)	39,896,836	(2)	86.5%	8,900,995	86.5%	(2)
All directors and executive officers, as a group (seven persons)	39,896,836	(2)	86.5%	8,900,995	86.5%	(2)

(1)	Carl C. Icahn, through affiliates, is the beneficial owner of the 39,896,836 depositary units set forth above and may also be deemed to be the beneficial owner of the 700 depositary units owned of record by API Nominee Corp., which in accordance with state law are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest which API holds by virtue of its 1% general partner interest in each of us and AREH. Furthermore, pursuant to a registration rights agreement entered into by affiliates of Mr. Icahn we have agreed to pay any expenses incurred in connection with two demand and unlimited piggy-back registrations requested by affiliates of Mr. Icahn.

(2)	Does not include up to 16,275,863 depositary units that may be issued upon the closing of the pending acquisitions described in “Item 1 — Business — “Pending Acquisitions.”” If all such units were issued, then Mr. Icahn would be the beneficial owner of the outstanding 46,172,699 depositary units, representing approximately 90.1% of the depositary units.
      Mr. Icahn, through certain affiliates, currently owns 100% of API and approximately 86.5% of the outstanding depositary units and preferred units. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.
      As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans that are underfunded by a total of approximately $33.0 million on an ongoing actuarial basis and $149 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As a member of the ACF controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.
      The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. This reporting obligation could cause us to seek to delay or reconsider the occurrence of such reportable events.
      Starfire, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity provides, among other things, that so long as such contingent liabilities exist and could be imposed on AREP, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.

Item 13.	Certain Relationships and Related Transactions.
Related Transactions with our General Partner and its Affiliates

Preferred and Depositary Units
      Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with non-real estate related investments by us. We may determine to make investments in which Mr. Icahn or his affiliates have independent investments in such assets. We may enter into other transactions with API and its affiliates, including, without limitation, buying and selling assets from or to API or its affiliates and participating in joint venture investments in assets with API or its affiliates, whether real estate or non-real estate related, provided the terms of all such transactions are fair and reasonable to us. Furthermore, it should be noted that our partnership agreement provides that API and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in and perform investment management services with respect to assets that may be similar to those we may invest in and intend to continue to do so; pursuant to the partnership agreement, however, we shall not have any right to participate therein or receive or share in any income or profits derived therefrom. Pursuant to a registration rights agreement, Mr. Icahn has certain registration rights with regard to the preferred units.
      For the years ended December 31, 2004 and 2003, we made no payments with respect to the depositary units owned by API. However, in 2004 and 2003, API was allocated approximately $3.3 million and approximately $1.2 million, respectively, of our net earnings (exclusive of the earnings of NEG and the Arizona Charlie’s entities allocated to API prior to the acquisitions of NEG and the Arizona Charlie’s entities) as a result of its combined 1.99% general partner interests in us and AREH.
      On March 31, 2003, Mr. Icahn received 403,673 preferred units as part of our scheduled annual preferred unit distribution and received an additional 423,856 preferred units on March 31, 2004 as part of such scheduled annual preferred unit distribution.
      Pursuant to a registration rights agreement, Mr. Icahn has certain registration rights with regard to the depositary units.

Oil and Gas
          Purchase of Debt
      On December 6, 2004, AREP Oil & Gas, which is our indirect subsidiary, pursuant to a purchase agreement and related assignment and assumption agreement, each dated as of that date, with Thornwood, purchased $27.5 million aggregate principal amount of the TransTexas Notes. The purchase price for the TransTexas Notes was $28.2 million, which equaled the principal amount of the TransTexas Notes plus accrued but unpaid interest. The TransTexas Notes are payable in five annual installments, the first four of which are of $5 million, with the final installment of the unpaid principal payable on August 28, 2008. Interest is payable semi-annually on March 1 and September 1, at the rate of 10% per annum. The TransTexas Notes are secured by a first priority lien on all of TransTexas’ assets. Thornwood and TransTexas each is controlled by Mr. Icahn.
      On December 6, 2004, AREP Oil & Gas, pursuant to a membership interest purchase agreement and related assignment and assumption agreement, each dated as of that date, by and among AREP Oil & Gas, as purchaser, and Arnos, High River and Hopper Investments, as sellers, purchased all of the membership interests of Mid River for an aggregate purchase price of $38.1 million. The assets of Mid River consisted of $38.0 million principal amount of the Panaco Debt. The purchase price for the membership interests in Mid River equaled the outstanding principal amount of the Panaco Debt, plus accrued but unpaid interest. The principal is payable in 27 equal quarterly installments of $1.4 million commencing on March 15, 2005, through and including September 15, 2011. Interest is payable quarterly at a rate per annum equal to the LIBOR daily floating rate plus four percent. The term loan is secured by first priority liens on all of Panaco’s assets. Each of the sellers and Panaco is controlled by Mr. Icahn.
      Each of the purchases described above was separately approved by our audit committee. Our audit committee was advised as to each transaction by independent financial advisors and legal counsel. Our audit committee received fairness opinions which opined that, as of the date of each transaction, the consideration to be paid by AREP Oil & Gas was fair, from a financial point of view, to AREP.
          NEG Holding Ownership
      NEG owns a membership interest in NEG Holding. The other membership interest in NEG Holding is held by Gascon. Gascon is the managing member of NEG Holding. NEG Holding owns NEG Operating which is engaged in the business of oil and gas exploration and production with properties located on-shore in Texas, Louisiana, Oklahoma and Arkansas. NEG Operating owns interests in wells managed by NEG. Under the NEG Holding operating agreement, NEG is to receive guaranteed payments of approximately $32.0 million and a priority distribution of approximately $148.6 million before Gascon receives any distributions. The NEG Holding operating agreement contains a provision that allows Gascon, or its successor, at any time, in its sole discretion, to redeem NEG’s membership interest in NEG Holding at a price equal to the fair market value of the interest determined as if NEG Holding had sold all of its assets for fair market value and liquidated. A determination of the fair market value of such assets will be made by an independent third party jointly engaged by Gascon and NEG.
          Management Agreements
      The management and operation of each of NEG Operating, TransTexas and Panaco is undertaken by NEG pursuant to a separate management agreement with each. In 2004, NEG recorded management fees of $6.2 million, $4.7 million and $0.7 million from NEG Operating, TransTexas and Panaco, respectively.

Purchase Agreements
      On January 21, 2005, we entered into a purchase agreement with Gascon, Cigas and Astral Gas pursuant to which we will purchase Gascon’s membership interest in NEG Holding in consideration for up to 11,344,828 depositary units, valued at $29.00 per unit, or an aggregate of up to $329.0 million. The number of depositary units to be issued was based on NEG Holding’s estimates of its and its subsidiaries’ oil and gas reserves. The reserve estimates are subject to confirmation by independent oil and gas reserve engineers. Alternatively, if we do not obtain the consent of NEG Operating’s bank lenders or refinance such debt, we will purchase all of Gascon’s general partnership interests owned by Cigas and Astral Gas for the same consideration described above. The only material asset of Gascon consists of its managing membership interest in NEG Holding. Gascon, Cigas and Astral are controlled by Mr. Icahn.
      On January 21, 2005, National Onshore, an indirect wholly-owned subsidiary of AREP Oil & Gas, entered into an agreement and plan of merger with Highcrest, pursuant to which TransTexas will merge with and into National Onshore for a purchase price of up to $180.0 million in cash. The consideration to be paid by us was based on TransTexas’ estimates of its oil and gas reserves. The reserve estimates are subject to confirmation by independent oil and gas reserve engineers and the amount of the consideration to be paid is subject to a reduction, but not an increase in accordance with the reserves determined by the engineers. Highcrest is controlled by Mr. Icahn.
      On January 21, 2005, National Offshore, an indirect wholly-owned subsidiary of AREP, entered into an agreement and plan of merger with Highcrest and Arnos, pursuant to which Panaco will merge with and into National Offshore in consideration for up to 4,310,345 depositary units, valued at $29.00 per unit, or an aggregate of up to $125.0 million. The number of depositary units to be issued was based on Panaco’s estimates of its oil and gas reserves, and the number of depositary units to be issued is subject to reduction, but not an increase in accordance with the reserves determined by the engineers, is subject to reduction based upon Panaco’s oil and gas reserve reports as of January 21, 2005, to be prepared by an independent reserve engineering firm. Highcrest and Arnos are controlled by Mr. Icahn.
      Each of the acquisition agreements entered into on January 21, 2005 was separately approved by our audit committee. Our audit committee was advised as to each transaction by independent financial advisors and legal counsel. Our audit committee obtained fairness options which opined that, as of the date of each transaction, the consideration to be paid by the respective purchasers was fair, from a financial point of view, to AREP.

Hotel and Casino Operations
      On January 5, 2004, ACEP, our wholly-owned subsidiary, entered into an agreement to acquire two Las Vegas hotels and casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder from Mr. Icahn and an entity affiliated with Mr. Icahn, for aggregate consideration of $125.9 million. The closing of the acquisition occurred on May 26, 2004. The terms of the acquisition were approved by our audit committee, which received an opinion from its financial advisors as to the fairness of the consideration to be paid from a financial point of view.
      As of May 26, 2004, we have entered into an intercompany services arrangement with Atlantic Coast Entertainment Holdings, Inc., the owner of The Sands Hotel and Casino in Atlantic City, New Jersey, which is controlled by affiliates of Mr. Icahn. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation, and reimbursement of reasonable out-of-pocket expenses. During 2004, we billed for services provided in an amount equal to approximately $387,500.
      As of December 31, 2004, we were owed approximately $388,000 for reimbursable expenses from related parties.
      On December 27, 2004, AREP Sands, pursuant to a note purchase agreement, dated as of that date, with Barberry and Cyprus, purchased $37.0 million principal amount of 3% Notes due 2008 issued by Atlantic Holdings for cash consideration of $36.0 million. Interest on the notes is payable in kind, accreting annually at a rate of 3%. The notes are convertible, under certain circumstances, into 65.909 shares of common stock of Atlantic Holdings for each $1,000 of principal amount of such notes and are secured by all existing and future assets of Atlantic Holdings and ACE Gaming. Each of Cyprus and Barberry is controlled by Mr. Icahn.
      The purchase described above was approved by our audit committee. Our audit committee received advice from its independent financial advisors and legal counsel. Our audit committee received a fairness opinion from its financial advisors to the effect that, as of the date of the transaction, the consideration to be paid by AREP Sands for the notes was fair, from a financial point of view, to AREP.
      On January 21, 2005, we entered into a purchase agreement with Cyprus, pursuant to which we will acquire approximately 41.2% of the outstanding common stock of GB Holdings and warrants to purchase, upon the occurrence of certain events, approximately 11.3% of the fully diluted common stock of Atlantic Holdings in consideration for 413,793 depositary units, valued at $29.00 per unit, or an aggregate of $12.0 million, plus up to an additional 206,897 depositary units, valued at $29.00 per unit, or an aggregate of up to $6.0 million, if GB Holdings meets certain earnings targets during 2005 and 2006.
      The purchase agreement entered into as of January 21, 2005 was separately approved by our audit committee. Our audit committee was advised as to this transaction by independent financial advisors and legal counsel. Our audit committee received a fairness opinion which opined that, as of the date of this transaction, the consideration to be paid by AREP was fair, from a financial point of view, to AREP.

Partnership Provisions Concerning Property Management
      API and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by us. As development and other new properties are acquired, developed, constructed, operated, leased and financed, API or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are fair and reasonable to us in accordance with our partnership agreement and customary to the industry. It is not possible to state precisely what role, if any, API or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions API or its affiliates might be paid in connection therewith since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. Subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to us, the fees charged by API and its affiliates for the services described below generally will be within the ranges set forth below:

•	Property Management and Asset Management Services. To the extent that we acquire any properties requiring active management (e.g., operating properties that are not net-leased) or asset management services, including on site services, we may enter into management or other arrangements with API or its affiliates. Generally, it is contemplated that under property management arrangements, the entity managing the property would receive a property management fee (generally 3% to 6% of gross rentals for direct management, depending upon the location) and under asset management arrangements, the entity managing the asset would receive an asset management fee (generally .5% to 1% of the appraised value of the asset for asset management services, depending upon the location) in payment for its services and reimbursement for costs incurred.

•	Brokerage and Leasing Commissions. We also may pay affiliates of API real estate brokerage and leasing commissions (which generally may range from 2% to 6% of the purchase price or rentals depending on location; this range may be somewhat higher for problem properties or lesser-valued properties).

•	Lending Arrangements. API or its affiliates may lend money to, or arrange loans for, us. Fees payable to API or its affiliates in connection with such activities include mortgage brokerage fees (generally .5% to 3% of the loan amount), mortgage origination fees (generally .5% to 1.5% of the loan amount) and loan servicing fees (generally .10% to .12% of the loan amount), as well as interest on any amounts loaned by API or its affiliates to us.

•	Development and Construction Services. API or its affiliates may also receive fees for development services, generally 1% to 4% of development costs, and general contracting services or construction management services, generally 4% to 6% of construction costs.
      There were not any fees paid under these provisions during 2004, 2003 or 2002.
Other Related Transactions
      As of December, 2004, we owned approximately 443,000 shares, or 4.4%, of common stock of Philip Services Corporation and $0.1 million principal amount of unsecured, subordinated payment-in-kind debt. The debt matures December 31, 2010 and bears interest at 3.6% per annum. Philip is an affiliate of Mr. Icahn.
      For the years ended December 31, 2004 and 2003, we paid approximately $325,000 and $273,000, respectively, to an affiliate of API for telecommunication services, XO Communications, Inc.
      In 1997, we entered into a license agreement for a portion of office space from an affiliate of API. Pursuant to the license agreement, we have the non-exclusive use of approximately 2,275 square feet for which we pay monthly rent of $11,185 plus 10.77% of certain “additional rent.” The agreement which expired in May 2004, has been extended on a month-to-month basis. For the year ended December 31, 2004, we paid an affiliate of API approximately $162,000, of rent in connection with this licensing agreement. The terms of such license agreement were reviewed and approved by our audit committee.
      We may also enter into other transactions with API and its affiliates, including, without limitation, buying and selling properties and borrowing and lending funds from or to API or its affiliates, joint venture developments and issuing securities to API or its affiliates in exchange for, among other things, assets that they now own or may acquire in the future, provided the terms of such transactions are fair and reasonable to us. API is also entitled to reimbursement by us for all allocable direct and indirect overhead expenses, including, but not limited to, salaries and rent, incurred in connection with the conduct of our business.
      In addition, our employees may, from time to time, provide services to affiliates of API, with us being reimbursed therefor. Reimbursement to us by such affiliates in respect of such services is subject to review and approval by our audit committee. For the year ended December 31, 2004, we received approximately $80,000 for such services. Also, an affiliate of API provided certain administrative services to us for the amount of approximately $82,000 in the year ended December 31, 2004.

Item 14.	Principal Accounting Fees and Services.
      The following tables summarize Grant Thornton LLP and KPMG LLP Fees For Professional Services Rendered for AREP and its consolidated subsidiaries:
Summary of Grant Thornton LLP Fees for Professional Services Rendered for the
Year Ended December 31, 2004

Audit fees(1)	$1,010,100
Audit related fees(2)	333,015

Total fees	$1,343,115

Summary of KPMG LLP Fees For Professional Services Rendered for the
Year Ended December 31, 2003

2003

Audit fees(3)	$735,200
Audit related fees(4)	634,300
Tax fees(5)	180,400

Total fees	$1,549,900

(1)	Services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services.

(2)	Services related to limited reviews, consents, assistance with review of offering documents and registration statement filed with the SEC.

(3)	Services relating to audit of the 2003 consolidated financial statements, review of quarterly financial statements and limited reviews, consents, assistance with the review of documents filed with the SEC and other services.

(4)	Services relating primarily to 2003 audits of GB Holdings financial statements, employee benefit plans, regulatory compliance procedures and other services to us and our consolidated subsidiaries.

(5)	Services relating to review and preparation of federal and state tax returns.

      In accordance with AREP’s Amended and Restated Audit Committee Charter adopted on March 12, 2004, the Audit Committee is required to approve in advance any and all audit services and permitted non-audit services provided to AREP and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A(i)(1)(B) of the Exchange Act), all as required by applicable law or listing standards. All of the fees in 2004 and 2003 were pre-approved by the Audit Committee. For the fiscal years ended December 31, 2004 and 2003, none of the services described above under the captions “Audit Related Fees” or “Tax Fees” was covered by the de minimus exception.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a)(1) Financial Statements:
      The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:
      (a)(2)Financial Statement Schedules:

Schedule III — Real Estate Owned and Revenues Earned (by tenant or guarantor, as applicable)	118
      All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto.

Exhibit
Index

3.1	Certificate of Limited Partnership of American Real Estate Partners, L.P. (“AREP”) dated February 17, 1987 (incorporated by reference to Exhibit No. 3.1 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.2	Amended and Restated Agreement of Limited Partnership of AREP, dated as of May 12, 1987 (incorporated by reference to Exhibit No. 3.2 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.3	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREP, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to AREP’s Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
3.4	Certificate of Limited Partnership of American Real Estate Holdings Limited Partnership (“AREH”), dated February 17, 1987, as amended pursuant to First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

Exhibit
Index

3.5	Amended and Restated Agreement of Limited Partnership of AREH, dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.6	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of AREP, dated as of August 16, 1996 (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).
3.7	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREH, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).
3.8	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of AREP, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to AREP’s Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.9	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of AREH, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to AREP’s Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
4.1	Depositary Agreement among AREP, American Property Investors, Inc. and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
4.2	Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to AREP’s Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
4.3	Specimen Certificate representing Depositary Units.
4.4	Form of Application for Transfer of Depositary Units.
4.5	Specimen Certificate representing Preferred Units (incorporated by reference to Exhibit No. 4.9 to AREP’s Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.6	Indenture, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC (“ACEP”), American Casino & Entertainment Properties Finance Corp., (“ACEP Finance”), the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (the “Trustee”), incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
4.7	Form of ACEP and ACEP Finance 7.85% Note (incorporated by reference to Exhibit 4.10 to AREP’s Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 1-9516), filed on August 9, 2004).
4.8	Registration Rights Agreement, dated as of January 29, 2004, among ACEP, ACEP Finance, the guarantors party thereto and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
4.9	Indenture, dated as of May 12, 2004, among AREP, American Real Estate Finance Corp. (“AREP Finance”), AREH and Wilmington Trust Company, as Trustee, (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
4.10	Form of AREP and AREP Finance 8 1/8% Note (incorporated by reference to Exhibit 4.2 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
4.11	Registration Rights Agreement, dated as of May 12, 2004, among AREP, AREP Finance, AREH and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.3 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
4.12	Indenture, dated as of February 7, 2005, among AREP, AREP Finance and AREH, as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

Exhibit
Index

4.13	Form of AREP and AREP Finance 7 1/8% Senior Note (incorporated by reference to Exhibit 4.10 to AREP’s Form 8-K (SEC File No. 1-09516), filed on February 10, 2005).
4.14	Registration Rights Agreement, dated as of February 7, 2005, among AREP, AREP Finance and AREH, and Bear, Stearns & Co. Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.11 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.1	Distribution Reinvestment Plan
10.2	Registration Rights Agreement between AREP and X LP (now known as High Coast Limited Partnership)
10.3	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
10.4	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2005.
10.5	Management Agreement, dated September 12, 2001, by and between National Energy Group, Inc. (“NEG”) and NEG Operating LLC (incorporated by reference to Exhibit 99.4 to NEG’s Form 8-K (SEC File No. 000-19136), filed on September 27, 2001).
10.6	Pledge Agreement and Irrevocable Proxy, dated December 29, 2003, made by NEG in favor of Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of NEG’s Form 8-K (SEC File No. 000-19036), filed on January 14, 2004).
10.7	Credit Agreement, dated as of January 29, 2004, by and among ACEP, certain subsidiaries of ACEP, the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Syndication Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
10.8	Pledge and Security Agreement, dated as of May 26, 2004, by and among ACEP, ACEP Finance, certain subsidiaries of ACEP and Bear Stearns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
10.9	Employment Agreement, effective as of April 1, 2004, by and between ACEP and Richard P. Brown (incorporated by reference to Exhibit 10.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
10.10	First Amendment to Credit Agreement, dated as of January 29, 2004 by and among ACEP, as the Borrower, certain subsidiaries of the Borrower, as Guarantors, The Several Lenders, Bear Stearns Corporate Lending Inc. as Syndication Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent, dated as of May 26, 2004, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.6 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).
10.11	Management Agreement, dated November 16, 2004, by and between NEG and Panaco, Inc. (“Panaco”) (incorporated by reference to Exhibit 10.13 to NEG’s Form 10-Q (SEC File No. 000-19136), filed on November 15, 2004).
10.12	Management Agreement, dated August 28, 2003, by and between NEG and TransTexas Gas Corporation (“TransTexas”) (incorporated by reference to Exhibit 10.1 to NEG’s Form 8-K (SEC File No. 000-19136), filed on September 10, 2003).
10.13	Purchase Agreement for Notes Issued by TransTexas, dated December 6, 2004, by and between Thornwood Associates LP (“Thornwood”) and AREP Oil & Gas LLC (“AREP Oil & Gas”)(incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).

Exhibit
Index

10.14	Assignment and Assumption Agreement, dated December 6, 2004, by and between Thornwood and AREP Oil & Gas (incorporated by reference to Exhibit 99.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.15	Membership Interest Purchase Agreement, dated as of December 6, 2004, by and among AREP Oil & Gas, Arnos Corp., High River and Hopper Investments LLC (incorporated by reference to Exhibit 99.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.16	Assignment and Assumption Agreement, dated December 6, 2004, by and among AREP Oil & Gas, Arnos Corp., High River and Hopper Investments LLC (incorporated by reference to Exhibit 99.4 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.17	Amended and Restated Oil & Gas Term Loan Agreement by and among TransTexas, Galveston Bay Pipeline Company, Galveston Bay Processing Corporation and Thornwood, dated August 28, 2003 (incorporated by reference to Exhibit 99.5 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.18	Amended and Restated Security and Pledge Agreement, dated August 2003, by and among TransTexas, Galveston Bay Pipeline Company, Galveston Bay Processing Corporation and Thornwood (incorporated by reference to Exhibit 99.6 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.19	Term Loan and Security Agreement among Panaco, Mid River LLC and Lenders Named Therein, dated as of November 16, 2004 (incorporated by reference to Exhibit 99.7 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.20	Note Purchase Agreement, dated as of December 27, 2004, by and among AREP Sands Holding LLC, Barberry Corp., and Cyprus, LLC (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 30, 2004).
12	Statements re computation of ratios.
14.1	Code of Business Conduct and Ethics incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).
21	List of Subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.1 to AREP’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Real Estate Partners, L.P.

By: American Property Investors, Inc.
General Partner
Date: March 16, 2005

By:	/s/ Keith A. Meister

Keith A. Meister,
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., and on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Keith A. Meister (Keith A. Meister)	President and Chief Executive Officer	March 16, 2005

/s/ John P. Saldarelli (John P. Saldarelli)	Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/s/ Carl C. Icahn (Carl C. Icahn)	Chairman of the Board	March 16, 2005

/s/ William A. Leidesdorf (William A. Leidesdorf)	Director	March 16, 2005

/s/ James L. Nelson (James L. Nelson)	Director	March 16, 2005

/s/ Jack G. Wasserman (Jack G. Wasserman)	Director	March 16, 2005

Schedule III

AMERICAN REAL ESTATE PARTNERS, LP
a limited partnership
REAL ESTATE OWNED AND REVENUES EARNED

												Part 2 — Revenues earned for the Year Ended
				Part 1 — Real Estate Owned at December 31, 2004 — Accounted for Under the:								December 31, 2004

				Operating Method						Financing Method

									Rent due and
									Accrued or					Expended for
						Amount			Received in		Minimum Lease	Total		Interest,
						Carried at			Advance at		Payments Due	Revenue		Depreciation,		Net Income
		No. of	Amount of	Initial Cost	Cost of	Close of		Reserve for	End of	Net	and Accrued at	Applicable		Taxes, and		Applicable
	State	Locations	Encumbrances	to Company	Improvements	Period		Depreciation	Period	Investment	End of Period	to Period		Other Expenses		to Period

COMMERCIAL PROPERTY LAND AND BUILDING
Acme Markets, Inc. and FPBT of Penn	PA	1										$329,559	(3)	$13,739	(3)	$315,820
Alabama Power Company	AL	5										44,889		(13,675)		58,564
Amer Stores, Eckerd & Marburn	NJ	1										45,454	(3)	8,518	(3)	36,936
Atrium	VA	1										2,002,409	(3)	1,682,710	(3)	319,699
Best Products Co., Inc.	VA	1		$3,376,815	$(350,000)	$3,026,815		$257,538				114,217		487,522		(373,305)
Chesebrough-Pond ’s Inc.	CT	1										54,839	(3)	(9,000	)(3)	63,839
Collins Foods International, Inc.	OR	3										10,379	(3)	1,300	(3)	9,079
Collins Foods International, Inc.	CA	1										5,637	(3)	0	(3)	5,637
Dillon Companies, Inc.	MO	1										23,369	(3)	0	(3)	23,369
Dragon court	MA	1		3,744,706	37,571	3,782,277		308,037				143,148		718,750		(575,602)
Duke Power Co.	NC	1		3,464,225		3,464,225		458,819				797,177		114,705		682,472
Easco Corp.	NC	1		1,046,012		1,046,012	(2)	66,634				396,250		8,244		388,006
European American Bank and Trust Co.	NY	1										158,491	(3)	175,603	(3)	(17,112)
Farwell Bldg	MN	1										600,675	(3)	(215,173	)(3)	815,848
First National Supermarkets, Inc.	CT	1	$19,576,538							$18,937,655		1,779,799		1,148,329		631,470
Fisher Scientific Company	IL	1										56,086	(3)	0	(3)	56,086
Forte Hotels International, Inc.	NJ	1										441,288	(3)	7,747	(3)	433,541
Fox Grocery Company	WV	1		1,919,486		1,919,486		13,375				211,197		13,375		197,822
Gino’s, Inc.	OH	1		314,012		314,012		28,019				34,489		10,090		24,399
Golf Road	IL	1										364,321	(3)	(9,173	)(3)	373,494
Grand Union Co.	NY	1		874,765		874,765		104,090	$45			108,000		20,818		87,182
Grand Union Co.	VA	1										13,828	(3)	1,805	(3)	12,023
Whalen	NY	1		7,934,020		7,934,020	(2)	226,925				12,050		813,152		(801,102)
Gunite	IN	1										0	(3)	66,930	(3)	(66,930)
G.D. Searle & Co.	MN	1		339,358		339,358		172,501	(3,083)			37,000		2,562		34,438
G.D. Searle & Co.	IL	1										37,168	(3)	8,550	(3)	28,618
Integra A Hotel and Restaurant Co.	AL	2										127,984	(3)	2,646	(3)	125,338
Integra A Hotel and Restaurant Co.	IN	1										45,272	(3)	204	(3)	45,068
Integra A Hotel and Restaurant Co.	OH	1										39,770	(3)	0	(3)	39,770
Integra A Hotel and Restaurant Co.	MO	1		414,887		414,887		17,105				91,818		10,376		81,442
Integra A Hotel and Restaurant Co.	TX	1		438,097	(2,616)	435,481	(2)	16,744				103,960		0		103,960
Integra A Hotel and Restaurant Co.	MI	1										62,475	(3)	204	(3)	62,271
Intermountain Color	KY	1		560,444		560,444		523,715				97,802		5,453		92,349
J.C. Penney Company, Inc.	MA	1		2,484,262		2,484,262		1,987,410	(41,707)			250,244		3,850		246,394
Kings Buffet	FL	1		910,425		910,425		42,803	(279)			117,000		39,061		77,939
K-Mart Corporation	LA	1										0		31,394		(31,394)
K-Mart Corporation	WI	1										0	(3)	65,866	(3)	(65,866)
K-Mart Corporation	MN	1										0	(3)	85,348	(3)	(85,348)
K-Mart Corporation	IA	1								973,484		93,963		26,423		67,540
K-Mart Corporation	FL	1		2,636,000		2,636,000	(2)	1,899,765				251,420		6,815		244,605
K-Mart Corporation	FL											0		735		(735)
K-Mart Corporation	IL	1		600,000		600,000		31,732				62,322		58,800		3,522
Kobacker Stores, Inc.	MI	2		112,225		112,225			1,068	106,341	$2,412	24,142		461		23,681
Kobacker Stores, Inc.	KY	1		88,364		88,364			769	64,103	1,115	15,853		231		15,622
Kobacker Stores, Inc.	OH	4		198,031		198,031			1,851	187,753	4,117	48,933		461		48,472
Landmark Bancshares Corporation	MO	1								3,303,464		482,092		0		482,092
Louisiana Power and Light Company	LA	6		5,636,053		5,636,053		637,447				1,240,853		154,203		1,086,650
Louisiana Power and Light Company	LA	7		7,015,989		7,015,989		727,786				1,299,275		174,669		1,124,606
Marsh Supermarkets, Inc.	IN	1		5,001,933		5,001,933		3,229,039				506,300		131,479		374,821
Mid-South	TN	1										771,125	(3)	535,186	(3)	235,939
Montgomery Ward, Inc.	PA	1										156,267	(3)	(12,221	)(3)	168,488

Schedule III

AMERICAN REAL ESTATE PARTNERS, LP
a limited partnership
REAL ESTATE OWNED AND REVENUES EARNED

												Part 2 — Revenues earned for the Year Ended
				Part 1 — Real Estate Owned at December 31, 2004 — Accounted for Under the:								December 31, 2004

				Operating Method						Financing Method

									Rent Due
									and Accrued					Expended for
						Amount			or Received		Minimum Lease	Total		Interest,
						Carried at			in Advance at		Payments Due	Revenue		Depreciation,		Net Income
		No. of	Amount of	Initial Cost	Cost of	Close of		Reserve for	End of	Net	and Accrued at	Applicable		Taxes, and		Applicable
	State	Locations	Encumbrances	to Company	Improvements	Period		Depreciation	Period	Investment	End of Period	to Period		Other Expenses		to Period

COMMERCIAL PROPERTY LAND AND BUILDING
Montgomery Ward, Inc.	NJ	1										113,765	(3)	3,227	(3)	110,538
Morrison, Inc.	AL	1										0	(3)	44,213	(3)	(44,213)
Morrison, Inc.	GA	1										91,680		29,053		62,627
Morrison, Inc.	VA	1		904,766		904,766	(2)	32,502				0		39,460		(39,460)
Morrison, Inc.	VA	1		861,134		861,134		46,236				0		21,793		(21,793)
North Carolina National Bank	SC	2		1,450,047		1,450,047		671,374				56,238		80,407		(24,169)
North Carolina National Bank	SC	1		153,365		153,365	(2)	103,365				0		3,851		(3,851)
Occidental Petroleum Corp.	CA	1										0		38		(38)
Ohio Power Co. Inc.	OH	1								3,053,550		290,655		0		290,655
Park West	KY	1										641,691	(3)	428,744	(3)	212,947
Park West UPS	KY	1										932,538	(3)	596,187	(3)	336,351
Penske Corp.	OH	1										0	(3)	65,756	(3)	(65,756)
Pneumo Corp.	OH	1		1,629,713		1,629,713		123,285				243,750		54,793		188,957
Portland General Electric Company	OR	1	31,096,664							45,903,530		3,984,278		2,526,316		1,457,962
Rayovac	WI	1	14,855,137	22,065,852		22,065,852	(2)	2,243,143				2,788,657		1,224,533		1,564,124
Safeway Stores, Inc.	LA	1										48,984	(3)	1,545	(3)	47,439
Sams	MI	1		8,844,225		8,844,225	(2)	2,380,429				1,245,569		4,241		1,241,328
Smith’s Management Corp.	NV	1										0		810		(810)
Southland Corporation	FL	4		862,367		862,367		516,348				100,359		3,313		97,046
Staples	NY	1										136,332	(3)	21,304	(3)	115,028
Stone Container	WI	1	5,696,064	9,028,574		9,028,574	(2)	1,526,831	(75,748)			903,041		670,448		232,593
Stop & Shop	NY	1										137,100	(3)	0	(3)	137,100
Stop & Shop	NJ	1										55,565	(3)	45	(3)	55,520
Stop “N Shop Co., Inc.	VA	1		2,158,099		2,158,099		115,294				109,255		207,934		(98,679)
Super Foods Services, Inc.	MI	1	3,819,320							8,303,219		895,025		356,606		538,419
Telecom Properties, Inc.	OK	1										0		506		(506)
Telecom Properties, Inc.	KY	1		340,321		340,321		3,544				36,000		3,686		32,314
The A&P Company	MI	1										0	(3)	72,842	(3)	(72,842)
Tire Distribution Systems Inc.	TN	1										4,583	(3)	150	(3)	4,433
Tops Market	NY	1		262,357		262,357		30,311	(15,727)			31,453		6,062		25,391
Toys “R” Us, Inc.	TX	1										0		5,077		(5,077)
Waban	NY	1										261,122	(3)	22,972	(3)	238,150
Wetterau, Inc.	PA	1		400,000		400,000	(2)					0		44,785		(44,785)
Wetterau, Inc.	NJ	1		747,116		747,116		57,759				150,800		25,671		125,129
Wickes Companies, Inc.	CA	1										66,565	(3)	(12,192	)(3)	78,757
RESIDENTIAL PROPERTY LAND AND BUILDING
Crown Cliffs	AL	1	6,926,225	11,550,899	112,579	11,663,478	(1)(2)	4,107,054				2,078,098		1,650,167		427,931
COMMERCIAL PROPERTY — LAND
Foodarama Supermarkets, Inc.	NY	1										13,232	(3)	4,002	(3)	9,230
Foodarama Supermarkets, Inc.	PA	1										12,000	(3)	4,002	(3)	7,998
Gino’s, Inc.	PA	1										6,751	(3)	4,002	(3)	2,749
Gino’s, Inc.	MA	1										6,751	(3)	4,002	(3)	2,749
Gino’s, Inc.	NJ	1										6,751	(3)	4,002	(3)	2,749
J.C. Penney Company, Inc.	NY	1										917	(3)	0	(3)	917

Schedule III

AMERICAN REAL ESTATE PARTNERS, LP
a limited partnership
REAL ESTATE OWNED AND REVENUES EARNED

												Part 2 — Revenues Earned for the Year Ended
				Part 1 — Real Estate Owned at December 31, 2004 — Accounted for Under the:								December 31, 2004

				Operating Method						Financing Method

									Rent Due
									and Accrued					Expended for
						Amount			or Received		Minimum Lease			Interest,
						Carried at			in Advance at		Payments Due	Total Revenue		Depreciation,		Net Income
		No. of	Amount of	Initial Cost to	Cost of	Close of		Reserve for	End of	Net	and Accrued at	Applicable to		Taxes, and		Applicable to
	State	Locations	Encumbrances	Company	Improvements	Period		Depreciation	Period	Investment	End of Period	Period		Other Expenses		Period

COMMERCIAL PROPERTY LAND AND BUILDING
COMMERCIAL PROPERTY — BUILDING
AT&T	CA	1		2,569,705	2,830	2,572,535	(2)	82,237				462,931		153,631		309,300
Bank of America	GA	1								2,581,575		265,158		23,000		242,158
Baptist Hospital 1	TN	1										614,762		506,345		108,417
Baptist Hospital 2	TN	1										228,172		184,120		44,052
Harwood Square	IL	1		6,952,206	257,158	7,209,364	(2)	4,186,890				795,016		57,952		737,064
Safeway Stores, Inc.	CA	1										13,885	(3)	0	(3)	13,885
Toys “R” Us, Inc.	RI	1								745,050	10,430	72,394		0		72,394
United Life & Accident Ins. Co.	NH	1								2,894,284	(43,667)	252,370		5,207		247,163
Wickes Companies, Inc.	PA	1								2,138,678		527,221		902		526,319
North Moore	NY	1	9,925,579		14,583,060	14,583,060		416,659	(49,172)			1,122,237		1,110,043		12,194

			91,895,527	119,890,855	14,640,582	134,531,437		27,392,745	(181,983)	89,192,686	(25,593)	33,514,240		16,644,625		16,869,615

LESS HELD FOR SALE-OPERATING REAL ESTATE			(27,477,426)	(74,523,721)	(369,951)	(74,893,672)		(16,872,519)				(16,355,177)		(8,137,718)		(8,217,459)

			64,418,101	45,367,134	14,270,631	59,637,765		10,520,226	(181,983)	89,192,686	(25,593)	17,159,063		8,506,907		8,652,156

LESS CURRENT PORTION			(3,700,000)							(3,912,000)

HOTEL AND RESORT OPERATING PROPERTIES
New Seabury	MA			37,087,739	954,952	38,042,691		9,148,267				9,848,167		10,056,181		(208,014)
Holiday Inn	FL											1,602,255	(3)	1,297,717	(3)	304,538
Bayswater	FL			5,310,365	79,105	5,389,470		719,824				3,002,000		2,618,000		384,000
Grand Harbor	FL				16,893,964	16,893,964		326,262				5,626,869		7,169,226		(1,542,357)

			0	42,398,104	17,928,021	60,326,125		10,194,353	0	0	0	20,079,291		21,141,124		(1,061,833)

LESS HELD FOR SALE-HOTEL AND RESORT												(1,602,255)		(1,297,717)		(304,538)

			$60,718,101	$87,765,238	$32,198,652	$119,963,890		$20,714,579	$(181,983)	$85,280,686	$(25,593)	$35,636,099		$28,350,314		$7,285,785

(1)	The Company owns a 70% interest in the joint venture which owns this property.

(2)	Such properties are being classified as held for sale at 12/31/04.

(3)	Sold in 2004 and included in discontinued operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
REAL ESTATE OWNED AND REVENUES EARNED
Year Ended December 31, 2004 (in $000’s)
      1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

Balance — January 1, 2004	$161,158
Additions during period	32,866
Reclassifications during period from financing leases	1,919
Write downs	(350)
Reclassifications during period to assets held for sale	(74,720)
Disposals during period	(909)

Balance — December 31, 2004	$119,964

      b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

Balance — January 1, 2004	$43,189
Depreciation during period	5,274
Disposals during period	(42)
Reclassifications during period to assets held for sale	(27,706)

Balance — December 31, 2004	$20,715

Depreciation on properties accounted for under the operating method is computed using the straight-line method over the estimated life of the particular property or property components, which range from 20 to 45 years.
      2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total at the close of the period, is shown below:

Balance — January 1, 2004	$137,356
Reclassifications during period to operating properties	(1,919)
Disposals during period	(42,044)
Amortization of unearned income	9,880
Minimum lease rentals received	(14,080)

Balance — December 31, 2004	$89,193

      3. The aggregate cost of real estate owned for Federal income tax purposes is $209,193 before accumulated depreciation.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
REAL ESTATE OWNED AND REVENUES EARNED — (Continued)
Year Ended December 31, 2004 (in $000’s)

4.	Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

Net income applicable to financing and operating leases and hotel and resort operating properties	$7,225
Net income applicable to hotel and casino operations	36,649	(1)
Net income applicable to land, house and condominium sales	6,355
Net income applicable to oil and gas operations	28,186	(2)
Add:
Interest income on U.S. Government and Agency Obligations and other investments	44,418
Dividend and unallocated other income	3,133

	125,966

Deduct expenses not allocated:
General and administrative expenses	9,806
Non-mortgage interest expense	37,195
Other	7,914

	54,915

Operating income after income taxes	71,051
Gain on sale of marketable equity and debt securities	40,159
Gain on sale of real estate	5,262
Impairment loss on equity interest in GB Holdings, Inc.	(15,600)
Unrealized losses in securities sold sort	(23,619)

Income from continuing operations	77,253

Discontinued Operations:
Total Income from discontinued operations	83,720

Net Earnings	$160,973

(1)	Includes depreciation expense of $23,516 and $10,100 of income tax expense.

(2)	Includes income tax expense of $6,663.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
REAL ESTATE OWNED AND REVENUES EARNED
Year Ended December 31, 2003 (in $000’s)
      1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties was carried at the beginning of the period, with the total at the close of the period, is shown below:

Balance — January 1, 2003	$303,460
Additions during period	1,675
Reclassifications during period from financing leases	5,065
Reclassifications during period to held for sale	(146,416)
Disposals during period	(2,626)

Balance December 31, 2003	$161,158

      b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

Balance — January 1, 2003	$54,978
Depreciation during period	8,605
Reclassifications during period to held for sale	(20,153)
Disposals during period	(241)

Balance — December 31, 2003	$43,189

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
      2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:

Balance — January 1, 2003	$155,458
Reclassifications during period to operating properties	(5,065)
Disposals during period	(7,708)
Amortization of unearned income	13,115
Minimum lease rentals received	(18,444)

Balance — December 31, 2003	$137,356

      3. The aggregate cost of real estate owned for Federal income tax purposes is $377,539 before accumulated depreciation.
      4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

Net income applicable to financing and operating leases and hotel and resort operating properties	$11,631
Net income applicable to hotel and casino operations	24,064	(1)
Net income applicable to land, house and condominium sales	4,136
Net income applicable to NEG, Inc.	19,522	(2)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
REAL ESTATE OWNED AND REVENUES EARNED — (Continued)
Year Ended December 31, 2003 (in $000’s)

Add:
Interest income on U.S. Government and Agency Obligations and other investments	22,583
Dividend and unallocated other income	3,061

84,997

Deduct expenses not allocated:
General and administrative expenses	6,850
Nonmortgage interest expense	2,449
Other	5,912

15,211

Operating income after income taxes	69,786
Gain on sale of real estate	7,121
Write down of marketable equity and debt securities and other investments	(19,759)
Loss on sale of other assets	(1,503)
Gain on sale of marketable equity and debt securities	2,607

Income from continuing operations	58,252

Total income from discontinued operations	11,772

Net earnings	$70,024

(1)	Includes depreciation expense of $20,222 and income tax benefit of $1,798.

(2)	Includes income tax expense of $225 and interest expense of $11,165.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
REAL ESTATE OWNED AND REVENUES EARNED
Year Ended December 31, 2002 (in $000’s)
      1a. A reconciliation of the total amount at which real estate owned, accounted for under the operating method and hotel and resort operating properties, was carried at the beginning of the period, with the total at the close of the period, is shown below:

Balance — January 1, 2002	$273,887
Additions during period	20,886
Reclassifications during period from financing leases	13,503
Write downs	(1,992)
Disposals during period	(2,824)

Balance — December 31, 2002	$303,460

      b. A reconciliation of the total amount of accumulated depreciation at the beginning of the period, with the total at the close of the period, is shown below:

Balance — January 1, 2002	$48,057
Depreciation during period	7,105
Disposals during period	(184)

Balance — December 31, 2002	$54,978

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
      2. A reconciliation of the total amount at which real estate owned, accounted for under the financing method, was carried at the beginning of the period, with the total close of the period, is shown below:

Balance — January 1, 2002	$176,757
Reclassifications during period	(13,503)
Write downs	(257)
Disposals during period	(1,560)
Amortization of unearned income	14,722
Minimum lease rentals received	(20,663)
Other	(38)

Balance — December 31, 2002	$155,458

      3. The aggregate cost of real estate owned for Federal income tax purposes is $382,208 before accumulated depreciation.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
REAL ESTATE OWNED AND REVENUES EARNED — (Continued)
Year Ended December 31, 2002 (in $000’s)
      4. Net income applicable to the period in Schedule III is reconciled with net earnings as follows:

Net income applicable to financing and operating leases and hotel and resort operating properties	$12,628
Net income applicable to hotel and casino operations	6,845 (1)
Net income applicable to land, house and condominium sales	20,384
Net income applicable to NEG Inc.	9,415 (2)
Add:
Interest income on U.S. Government and Agency Obligations and other investments	30,569
Dividend and unallocated other income	2,720

82,561

Deduct expenses not allocated:
General and administrative expenses	7,029
Non-mortgage interest expense	5,306
Other	1,505

13,840

Operating income after income taxes	68,721
Gain on sale of real estate	8,990
Write down of equity securities	(8,476)
Loss on sale of other assets	(353)
Loss on limited partnership interests	(3,750)
Minority interest in net earnings of Stratosphere Corporation	(1,943)

Income from continuing operations	63,189

Total income from discontinued operations	7,507

Net earnings	$70,696

(1)	Includes depreciation expense of $20,209 and income tax expense of $4,970.

(2)	Includes income tax expense of $5,068 and interest expense of $18,964.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
REAL ESTATE OWNED AND RESERVE FOR DEPRECIATION BY STATE
(Accounted for Under the Operating Method)
December 31, 2004 (in $000’s)

	Amount at Which
	Carried at Close	Reserve for
State	of Year	Depreciation

Florida	$24,057	$1,606
Illinois	600	32
Indiana	5,002	3,229
Kentucky	989	527
Louisiana	12,621	1,365
Massachusetts	44,310	11,444
Michigan	112	0
Minnesota	339	173
Missouri	415	17
New Jersey	747	58
New York	15,751	551
North Carolina	3,464	459
Ohio	2,142	151
South Carolina	1,450	671
Virginia	6,046	419
West Virginia	1,919	13

	$119,964	$20,715

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
REAL ESTATE OWNED BY STATE
(Accounted for Under the Financing Method)
December 31, 2004 (in $000’s)

Net
State	Investment

Connecticut	$18,938
Georgia	2,583
Iowa	973
Kentucky	64
Michigan	8,410
Missouri	3,303
New Hampshire	2,894
Ohio	3,241
Oregon	45,903
Pennsylvania	2,139
Rhode Island	745

$89,193