Form 10-K/A
period 2004-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2005-04-14
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Introductory Note:
      We are filing this amendment to our Annual Report on Form 10-K to comply with requirements contained in Section 303A.03 of the New York Stock Exchange Listed Company Manual. In accordance with these requirements, we have identified the non-management director who presides over meetings of non-management directors and the method we established for interested parties to make their concerns known to non-management directors.
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
      Keith A. Meister has served as President and Chief Executive Officer of API since August 2003 and of AREP Finance since inception. He continues to serve as a senior investment analyst of High River Limited Partnership, a company owned and controlled by Mr. Icahn, a position he has held since June 2002. Mr. Meister is also a Senior Investment Analyst of Icahn Partners LP and Icahn Partners Master Fund LP. He is also a director of Icahn Fund Ltd., which is the feeder fund of Icahn Partners Master Fund LP. Icahn Partners LP and Icahn Partners Master Fund LP are private investment funds controlled by Mr. Icahn. From March 2000 through 2001, Mr. Meister co-founded and served as co-president of J Net Ventures, a venture capital fund focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunis-

tic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: XO Communications, Inc., a company that is majority-owned by various entities controlled by Mr. Icahn; TransTexas Gas Corporation; and Scientia Corporation, a private health care venture company in which we hold less than a 10% equity interest. Since December 29, 2003, Mr. Meister has served as a Director of American Entertainment Properties Corp. and ACEP Finance, which are our indirect subsidiaries.
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
      Jack G. Wasserman has been chosen to preside and currently presides at executive sessions of our non-management directors.
      Interested parties may directly communicate with the presiding director or with the non-management directors as a group by directing all inquiries to our ethics hotline at (877) 888-0002.
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
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit
Index

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Real Estate Partners, L.P.

By: American Property Investors, Inc.
General Partner
Date: April 14, 2005

By:	/s/ Keith A. Meister

Keith A. Meister,
President and Chief Executive Officer