Form 10-Q
period 2005-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2005-05-10
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-9516

American Real Estate Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3398766 (I.R.S. Employer Identification No.)

100 South Bedford Road, Mt. Kisco, NY (Address of principal executive offices)	10549 (Zip Code)
(914) 242-7700
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q-MARCH 31, 2005
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In $000’s)
ASSETS
Current Assets:
Cash and cash equivalents	$1,245,762	$762,708
Investment in U.S. government and agency obligations	68,894	96,840
Marketable equity and debt securities	68,497	2,248
Due from brokers	147,223	123,001
Restricted cash	28,537	19,856
Receivables and other assets	43,066	51,575
Real estate leased to others:
Current portion of lease amortization for leases accounted for under the financing method	3,740	3,912
Properties held for sale	33,995	58,021
Current portion of investment in debt securities of affiliates	10,429	10,429
Current portion of deferred tax asset	2,685	2,685

Total current assets	1,652,828	1,131,275
Investment in U.S. government and agency obligations	5,533	5,491
Other investments	244,602	245,948
Land and construction-in-progress	106,000	106,537
Real estate leased to others:
Accounted for under the financing method	75,949	85,281
Accounted for under the operating method, net of accumulated depreciation	51,127	49,118
Hotel, casino and resort operating properties, net of accumulated depreciation:
American Casino & Entertainment Properties LLC	288,890	289,360
Hotel and resorts	46,041	50,132
Deferred finance costs and other assets, net	24,669	21,038
Long-term portion of investment in debt securities of affiliates	114,364	115,075
Investment in NEG Holding LLC	97,693	87,800
Equity interest in GB Holdings, Inc. (The Sands Hotel and Casino)	9,138	10,603
Deferred tax asset	58,851	65,399

Total	$2,775,685	$2,263,057

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In $000’s)
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities:
Current portion of mortgages payable	$4,205	$3,700
Mortgages on properties held for sale	20,372	27,477
Accounts payable, accrued expenses and other liabilities	76,100	81,793
Securities sold not yet purchased	83,750	90,674

Total current liabilities	184,427	203,644

Other liabilities	21,817	23,239
Long-term portion of mortgages payable	55,614	60,719
Senior secured notes payable and credit facility	215,000	215,000
Senior unsecured notes payable-8 1/8% due 2012-net of unamortized discount of $2,321 and $2,402 at March 31, 2005 and December 31, 2004	350,679	350,598
Senior unsecured notes payable-7 1/8% due 2013	480,000	—
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 10,900,000 authorized; 10,800,397 and 10,286,264 issued and outstanding as of March 31, 2005 and December 31, 2004	108,006	106,731

Total long-term liabilities	1,231,116	756,287

Commitments and contingencies (Notes 2 and 3):
Limited partners:
Depositary units; 47,850,000 authorized; 47,235,484 outstanding	1,383,913	1,328,031
General partner	(11,850)	(12,984)
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)

Partners’ equity	1,360,142	1,303,126

Total	$2,775,685	$2,263,057

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
	(Unaudited)
	(In $000’s except
	per unit data)
Revenues:
Hotel and casino operating income	$82,838	$75,009
Land, house and condominium sales	8,279	5,014
Interest income on financing leases	1,966	2,936
Interest income on U.S. Government and Agency obligations and other investments	13,554	4,889
Rental income	2,035	2,027
Hotel and resort operating income	5,563	1,335
Accretion of investment in NEG, Holding LLC	9,893	7,904
NEG management fee	3,275	2,619
Dividend and other income	4,206	834
Equity in losses of GB Holdings, Inc.	(986)	(348)

	130,623	102,219

Expenses:
Hotel and casino operating expenses	57,624	54,243
Cost of land, house and condominium sales	7,047	3,358
Hotel and resort operating expenses	5,405	1,424
Interest expense	19,161	6,181
Depreciation and amortization	7,154	7,422
General and administrative expenses	7,610	4,364
Property expenses	952	1,085

	104,953	78,077

Operating income	25,670	24,142
Other gains and (losses):
Other losses	(180)	(4)
Unrealized gains on securities sold short	21,704	—
Gain on sales of marketable equity and debt securities	—	28,857
Gain on sales and disposition of real estate	186	6,047

Income from continuing operations before income taxes	47,380	59,042
Income tax expense	(7,650)	(6,169)

Income from continuing operations	39,730	52,873

Discontinued operations:
Income from discontinued operations	957	3,218
Gain on sales and disposition of real estate	18,723	6,929

Income from discontinued operations	19,680	10,147

Net earnings	$59,410	$63,020

Net earnings attributable to (Note 11):
Limited partners	$58,228	$57,608
General partner	1,182	5,412

	$59,410	$63,020

Net earnings per limited partnership unit:
Basic earnings:
Income from continuing operations	$0.84	$1.03
Income from discontinued operations	0.42	0.22

Basic earnings per LP unit	$1.26	$1.25

Weighted average limited partnership units outstanding	46,098,284	46,098,284

Diluted earnings:
Income from continuing operations	$0.81	$0.93
Income from discontinued operations	0.39	0.19

Diluted earnings per LP unit	$1.20	$1.12

Weighted average limited partnership units and equivalent partnership units outstanding	49,857,622	52,499,303

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’
EQUITY AND COMPREHENSIVE INCOME

	Three Months Ended March 31, 2005

		Limited Partners’	Held in Treasury		Total
	General Partner’s	Equity			Partners’
	Equity	Depositary Units	Amounts	Units	Equity

	(Unaudited)
	(In $000’s)
Balance, December 31, 2004	$(12,984)	$1,328,031	$(11,921)	1,137	$1,303,126
Comprehensive income:
Net earnings	1,182	58,228	—	—	59,410
Net unrealized losses on securities available for sale	(48)	(2,346)	—	—	(2,394)

Comprehensive income	1,134	55,882	—	—	57,016

Balance, March 31, 2005	$(11,850)	$1,383,913	$(11,921)	$1,137	$1,360,142

      Accumulated other comprehensive loss at March 31, 2005 was $2,517.
See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March, 31

	2005	2004

		(Restated)
	(Unaudited)
	(In $000’s)
Cash flows from operating activities:
Income from continuing operations	$39,730	$52,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,154	7,422
Preferred LP unit interest expense	1,286	1,225
Gain on sales and disposition of real estate	(186)	(6,047)
Other losses	180	4
Gain on sales of marketable equity and debt securities	—	(28,857)
Unrealized gains on securities sold short	(21,704)	—
Equity in losses of GB Holdings, Inc.	986	348
Deferred gain amortization	(510)	(510)
Accretion of investment in NEG Holding LLC	(9,893)	(7,904)
Deferred income tax expense	6,548	1,615
Changes in operating assets and liabilities:
Decrease (increase) in land and construction-in progress	5,950	(455)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(505)	12,717
Increase in due from brokers	(2,518)	—
Increase in restricted cash	(8,682)	—
Decrease (increase) in receivables and other assets	8,457	(6,755)

Net cash provided by continuing operations	26,293	25,676

Income from discontinued operations	19,680	10,147
Depreciation and amortization	31	210
Net gain from property transactions	(18,723)	(6,929)

Net cash provided by discontinued operations	988	3,428

Net cash provided by operating activities	27,281	29,104

Cash flows from investing activities:
Decrease in mortgages and notes receivable	—	351
Net proceeds from the sales and disposition of real estate	4,650	11,346
Principal payments received on leases accounted for under the financing method	908	1,112
Principal payments received on investments in debt securities of affiliates	2,700	—
Increase in marketable equity and debt securities	(66,250)	—
Acquisitions of rental real estate	—	(14,583)
Additions to hotel, casino and resort operating property	(4,781)	(1,492)
Additions to rental real estate	—	(166)
Decrease (increase) in investment in U.S. Government and Agency Obligations	27,903	(61,077)
Proceeds from sale of marketable equity and debt securities	—	64,471
Increase in restricted cash	—	(219,313)
Other	—	(50)

	(34,870)	(219,401)
Cash flows from discontinued operations:
Net proceeds from the sales and disposition of real estate	36,582	7,392

Net cash provided by (used in) investing activities	1,712	(212,009)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended
	March, 31

	2005	2004

		(Restated)
	(Unaudited)
	(In $000’s)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt:
Proceeds from Senior Notes Payable	480,000	215,000
Periodic principal payments	(1,003)	(1,738)
Decrease in due to affiliates	(16,602)	—
Debt issuance costs	(8,334)	(7,515)

Net cash provided by financing activities	454,061	205,747

Net increase in cash and cash equivalents	483,054	22,842
Cash and cash equivalents, beginning of period	762,708	500,593

Cash and cash equivalents at end of period	$1,245,762	$523,435

Supplemental information:
Cash payments for interest	$9,517	$5,667

Supplemental schedule of noncash investing and financing activities:
Reclassification of real estate from operating lease	$(411)	$(14,353)
Reclassification from hotel and resort operating properties	—	(6,395)
Reclassification to properties held for sale	716	20,748
Reclassification of real estate to operating lease	3,068	—
Reclassification of real estate from financing lease	(358)	—
Reclassification from properties held for sale	(3,015)	—

	$—	$—

Net unrealized gains (losses) on securities available for sale	$(2,394)	$2,378

Increase in equity and debt securities	$805	$300

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General
      American Real Estate Partners, L.P. (“AREP” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. Our general partner is American Property Investors, Inc. (“API”, or, the “General Partner”) The accompanying consolidated financial statements and related footnotes should be read in conjunction with the consolidated financial statements and related footnotes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
      The financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Hotel, casino and resort operations are highly seasonal in nature and are not necessarily indicative of results expected for the full year.
      The Company’s March 31, 2004 consolidated financial statements have been restated to reflect the acquisition of Arizona Charlie’s Decatur and Arizona Charlie’s Boulder on May 26, 2004. The acquisition has been accounted for in a manner similar to a pooling-of-interests method since the acquisition was between entities under common control.
      Each of National Energy Group, Inc. (“NEG”), GB Holdings, Inc. (“GBH”), and Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”), are reporting companies under the Securities Exchange Act of 1934. In addition, American Casino & Entertainment Properties LLC (“American Casino”), voluntarily files annual, quarterly and current reports. Each of these reports is separately filed with the Securities and Exchange Commission. Annual, quarterly and current reports are available to the public free of charge at the SEC website at http://www.sec.gov.

2.	Related Party Transactions
      a. The Company currently owns 50.01% of the outstanding common stock of NEG, and all of NEG’s approximately $148.6 million aggregate principal amount of notes. NEG owns a membership interest in NEG Holding LLC (“Holding LLC”). Holding LLC owns 100% of NEG Operating LLC (“Operating LLC”), an oil and gas exploration and production company. The Company has entered into an agreement to acquire the other membership interest in Holding LLC for an aggregate of up to 11,344,828 of depositary units, valued at $29.00 per unit, or an aggregate of up to $329 million, from affiliates of Mr. Icahn. The number of depositary units is subject to reduction based upon Holding LLC’s oil and gas reserve reports, prepared by an independent reserve engineering firm.
      b. On December 6, 2004, the Company purchased $27.5 million aggregate principal amount of term notes issued by TransTexas Gas Corporation (“TransTexas”), which constitutes 100% of the outstanding term notes of TransTexas (the “TransTexas Notes”). On April 6, 2005, the Company acquired 100% of the equity of TransTexas, an oil and gas exploration and production company, for a purchase price of $180.0 million in cash from affiliates of Mr. Icahn.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      c. The Company currently owns approximately 36.3% of the outstanding common stock of GBH. On December 27, 2004, the Company purchased $37.0 million principal amount of the 3% notes due September 2008 issued by GBH’s subsidiary, Atlantic Holdings, bringing the Company’s ownership of that debt to approximately $63.9 million principal amount, or approximately 96.4% of the principal amount outstanding. The notes may be paid in full, at the option of the holders of a majority of their principal amount, with common stock of Atlantic Holdings. The Company also owns warrants to purchase, upon the occurrence of certain events, approximately 10.0% of the fully diluted common stock of Atlantic Holdings. Atlantic Holdings owns 100% of ACE Gaming LLC (“ACE Gaming”), the owner and operator of The Sands Hotel and Casino located in Atlantic City, New Jersey (the “Sands”). The Company has entered into an agreement with affiliates of Mr. Icahn to acquire an additional approximate 41.2% of the outstanding common stock of GBH and warrants to purchase, upon the occurrence of certain events, an additional approximate 11.3% of the fully diluted common stock of Atlantic Holdings for an aggregate of 413,793 depositary units, valued at $29.00 per unit, or an aggregate of $12.0 million plus up to an additional 206,897 depositary units, valued at $29.00 per unit, or an additional $6.0 million, if Atlantic Holdings meets certain earnings targets during 2005 and 2006. Upon completion of the acquisition, the Company will own approximately 77.5% of the outstanding GBH common stock and warrants to purchase, upon the occurrence of certain events, approximately 21.3% of the fully diluted common stock of Atlantic Holdings. Warrants to purchase, upon the occurrence of certain events, approximately 27.5% of the fully diluted common stock of Atlantic Holdings are currently outstanding. Under certain circumstances, the Atlantic Holdings notes are convertible into approximately 43.7% of the fully diluted common stock of Atlantic Holdings. If all outstanding notes were converted and warrants exercised, giving effect to the acquisition, the Company would own approximately 63.4% of the Atlantic Holdings common stock, GBH would own approximately 28.8% of the Atlantic Holdings common stock and the remaining shares would be owned by the public.
      d. On December 6, 2004, the Company purchased $38.0 million aggregate principal amount of term loans issued by Panaco, Inc. (“Panaco”) which constitutes 100% of the outstanding term loans of Panaco, (the “Panaco Debt”). On January 21, 2005, the Company entered into an agreement to acquire 100% of the equity of Panaco, an oil and gas exploration and production company, for up to 4,310,345 depositary units, valued at $29.00 per unit, or an aggregate of up to $125.0 million, from affiliates of Mr. Icahn. The number of units to be issued is subject to reduction based upon Panaco’s oil and gas reserve reports prepared by an independent reserve engineering firm.
      e. In 1997 the Company entered into a license agreement with an affiliate of API for office space. Pursuant to the license agreement, the Company has the non-exclusive use of approximately 2,275 square feet for which it pays monthly rent of $11,185 plus 10.77% of certain “additional rent.” The terms of such license agreement were reviewed and approved by the Audit Committee of the Board of Directors of the General Partner (the “Audit Committee”). The agreement, which expired in May 2004, has been extended on a month-to-month basis. For each of the three months ended March 31, 2005 and 2004, the Company paid rent of approximately $39,000.
      f. American Casino billed GBH, the holding company for the Sands, approximately $136,000 and $50,000 for administrative services performed by American Casino personnel during the three months ended March 31, 2005 and 2004, respectively.
      g. NEG received management fees from affiliates of the General Partner of approximately $3.3 million and $2.6 million in the three months ended March 31, 2005 and 2004, respectively.
      h. In the three months ended March 31, 2005 and 2004, the Company paid approximately $228,000 and $61,000 to an affiliate of the General Partner for telecommunication services, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      i. An affiliate of the General Partner provided certain administrative services to the Company which paid to such affiliate approximately $22,000 and $20,000 in the three months ended March 31, 2005 and 2004, respectively.
      j. As of May 1, 2005, affiliates of Mr. Icahn owned 9,346,044 Preferred Units and 39,896,836 Depositary Units which represent 86.5% of the outstanding Preferred Units and Depositary Units.

3.	Commitments and Contingencies
      We continue to pursue the approval and development of our New Seabury resort community located on Cape Cod overlooking Nantucket Sound and Martha’s Vineyard. Although there are approximately 178 acres of developable land, construction has been delayed by a dispute with the Cape Cod Commission, a regional planning body which asserted jurisdiction over the development in January 2002, In February 2002, New Seabury Properties L.L.C. (“New Seabury”), the Company’s subsidiary and owner of the property commenced legal action to overturn the Commission’s assertion of jurisdiction. It is the Company’s position that the proposed residential, commercial and recreational development is exempt from the Commission’s jurisdiction.
      The parties are now in settlement discussions. A proposed settlement agreement was endorsed by the Commission staff and presented at a public hearing of the Executive Committee on April 21, 2005. The staff and the Executive Committee have recommended that the full Commission authorize entry into the settlement as presented. If entered into by the Commission and accepted by the Court, New Seabury’s plans to develop up to 400-450 residential private homes and condominium units as well as 10-50,000 square feet of commercial space could proceed immediately. The public hearing was continued until May 12, 2005 at which time the full Commission is expected to vote on the settlement. The Company cannot predict the effect on the development process if the Commission rejects the settlement agreement, the parties proceed with litigation and the Commission is ultimately successful in asserting jurisdiction over any of the development proposals.
      The carrying value of New Seabury’s development assets at March 31, 2005 is approximately $11.0 million.

4.	Hotel, Casino and Resort Operating Properties

a. Hotel and Casino Operating Properties
      American Casino is an indirect wholly-owned subsidiary of the Company that owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area. American Casino’s operations for the three months ended March 31, 2005 and 2004 have been included in “Hotel and casino operating income and expenses” in the Consolidated Statements of Earnings. Hotel and casino operating expenses include all expenses except for depreciation and amortization and income tax provision. Such expenses have been included in “Depreciation and amortization expense” and “Income tax expense” in the Consolidated Statements of Earnings. American Casino’s depreciation and amortization expense was $5.4 million and $5.9 in the three months ended March 31, 2005 and 2004, respectively. American Casino’s income tax provision was $4.5 million and $4.4 million in the three months ended March 31, 2005 and 2004, respectively. American Casino accounted for approximately 63.4% and 73.4% of the Company’s revenues in the three months ended March 31, 2005 and 2004, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amount of revenues and expenses attributable to casino, hotel and restaurants, respectively, is summarized as follows:

	Three Months Ended
	March 31,

	2005	2004

	(In $000’s)
Revenues:
Casino	$47,729	$42,592
Hotel	15,793	13,888
Food and beverage	17,076	16,701
Tower, retail and other income	8,206	7,976

Gross revenues	88,804	81,157
Less: Promotional allowances	5,966	6,148

Net revenues	$82,838	$75,009

Cost and Expenses:
Casino	$15,900	$15,696
Hotel	6,023	5,596
Food and beverage	12,376	11,620
Other operating expenses	3,619	3,151
Selling, general and administrative	19,706	18,180

Total costs and expenses	$57,624	$54,243

b. Hotel and Resort Operating Properties
      Hotel and resort operations for the three months ended March 31, 2005 and 2004 have been included in “Hotel and resort operating income and expenses” in the Consolidated Statements of Earnings. Hotel and resort operating expenses include all expenses except for approximately $0.9 million and $0.6 million of depreciation and amortization for the three months ended March 31, 2005 and 2004, respectively. Such amounts have been included in “Depreciation and amortization expense” in the Consolidated Statements of Earnings.

5.	National Energy Group, Inc.
      Holding LLC owns 100% of Operating LLC, an oil and gas exploration company. NEG’s investment in Holding LLC is recorded as a preferred investment. The initial investment was recorded at the historical carrying value of the net assets contributed with no gain or loss recognized on the transfer.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Balance sheets for Holding LLC as of March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

	(In $000’s)
Current assets	$30,991	$23,146
Noncurrent assets(1)	251,438	237,127

Total assets	$282,429	$260,273

Current liabilities	$35,699	$22,456
Noncurrent liabilities	83,732	63,636

Total liabilities	119,431	86,092
Members’ equity	162,998	174,181

Total liabilities and members’ equity	$282,429	$260,273

(1)	Primarily oil and gas properties
      Summary income statements for Holding LLC for the three months ended March 31, 2005 and 2004 are as follows:

	March 31,	March 31,
	2005	2004

	(In $000’s)
Total revenues	$2,870	$25,569
Costs and expenses	(13,137)	(11,044)

Operating income (loss)	(10,267)	14,525
Other income (expense)	(916)	(358)

Net income (loss)	$(11,183)	$14,167

      For the three month period ended March 31, 2005, Holding LLC generated cash flows of $16.3 million from operating activities, used $21.2 million in investing activities and generated $15.0 million in financing activities.
      For the quarter ended March 31, 2005, Holding LLC recorded $22.6 million as a reduction in total revenues as a result of marking to market the oil and gas derivatives. This is a non-cash transaction.
      The following is a roll forward of the Investment in Holding LLC as of March 31, 2005 (in $000’s):

Investment in Holding LLC at December 31, 2004	$87,800
Accretion of investment in Holding LLC	9,893

Investment in Holding LLC at March 31, 2005	$97,693

6.	Marketable Equity and Debt Securities
      In the three months ended March 31, 2005, the Company purchased approximately $66.5 million of equity securities. Such securities are treated as available for sale. In the three months ended March 31, 2005, the Company recorded in Partners’ Equity approximately $2.4 million of unrealized losses on such securities.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Due from Brokers
      In November and December 2004, the Company sold short certain equity securities which resulted in the following at March 31, 2005 (in $000’s):

a. $147,223 — Due From Brokers — Net proceeds from short sales of equity securities and cash collateral held by brokerage institutions against our short sales.

b. $83,750 — Securities Sold Not Yet Purchased — Our obligation to cover the short sales of equity securities described above. The Company recorded unrealized gains on securities sold short of $21.7 million in the three months ended March 31, 2005 reflecting a decrease in price of the securities sold short. This amount has been recorded in the consolidated statements of earnings for the three months ended March 31, 2005 in the respective caption.
8.                Investment in Debt Securities of Affiliates (in $000’s):

	March 31,	December 31,
	2005	2004

Atlantic Holdings/ GB Holdings(a)	$60,650	$60,004
TransTexas(b)	27,500	27,500
Panaco(c)	36,643	38,000

	$124,793	$125,504
Less current portion	(10,429)	(10,429)

	$114,364	$115,075

(a)	See Note 2 regarding Atlantic Holdings Notes.

(b)	On December 6, 2004, the Company purchased from affiliates of Mr. Icahn $27,500,000 aggregate principal amount, or 100%, of the outstanding term notes issued by TransTexas (the “TransTexas Notes”). The purchase price was $28,245,890, which equals the principal amount of the TransTexas Notes plus accrued but unpaid interest. The notes are payable annually in equal consecutive annual payments of $5,000,000, the final installment is due on August 28, 2008. Interest is payable semi-annually in February and August at the rate of 10% per annum. Interest income of $687,500 was recognized in the three months ended March 31, 2005 and is included in “Interest income on U.S. Government and Agency obligations and other investments” in the consolidated statements of earnings. The TransTexas Notes are secured by a first priority lien on all of TransTexas assets. Trans Texas was indirectly controlled by Mr. Icahn. In April, 2005, the Company acquired 100% of the TransTexas equity. See Note 16b.

(c)	On December 6, 2004, the Company purchased all of the membership interests of Mid River LLC (“Mid River”) from Icahn affiliates for an aggregate purchase price of $38,125,999. The assets of Mid River consist of $38,000,000 principal amount of term loans of Panaco (the “Panaco Debt”). The purchase price included accrued but unpaid interest. The principal is payable in twenty-seven equal quarterly installments of the unpaid principal of $1,357,143 commencing on March 15, 2005, through and including September 15, 2011. Interest is payable quarterly at a rate per annum equal to the LIBOR daily floating rate plus four percent, which was 6.346% at December 31, 2004. Interest income of $400,822 was recognized in the three months ended March 31, 2005 and is included in “Interest income on U.S. Government and Agency obligations and other investments” in the consolidated statements of earnings.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Senior Unsecured Notes Payable American Real Estate Partners, L.P.
      On February 7, 2005, AREP and its subsidiary, American Real Estate Finance Corp. (“AREF”), closed on their offering of senior notes due 2013. The notes, in the aggregate principal amount of $480 million, were priced at 100% of principal amount. The notes have a fixed annual interest rate of 7 1/8%, which will be paid every six months on February 15 and August 15, commencing August 15, 2005. The notes will mature on February 15, 2013. AREF, a wholly owned subsidiary of AREP, was formed solely for the purpose of serving as co-issuer of the notes. AREF does not have any operations or assets and does not have any revenues. AREH is a guarantor of the debt; however, no other subsidiaries guarantee payment on the notes. Simultaneously, AREP loaned AREH $474 million which was net of a discount of $6 million. The loan is under the same terms and conditions as AREP’s Senior Notes due in 2013. The Company intends to use the proceeds of the offering, together with depository units to be issued by AREP, to fund the acquisitions described in Note 2, to pay related fees and expenses and for general business purposes. The notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things; incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates. The notes were issued in an offering not registered under the Securities Act of 1933. At the time AREP issued the notes, AREP entered into a registration rights agreement in which it agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. If the registration statement is not filed with the SEC by August 8, 2005 or if the registration statement is not declared effective by the SEC on or prior to December 5, 2005 or if AREP fails to consummate an exchange offer in which we issue notes registered under the Securities Act of 1933 in exchange for the privately issued notes within 30 business days after December 5, 2005, then AREP will pay, as liquidated damages, $.05 per week per $1,000 principal amount for the first 90 day period following such failure, increasing by an additional $.05 per week of $1,000 principal amount for each subsequent 90 day period, until all failures are cured.

10.	Preferred Units
      Pursuant to the terms of the Preferred Units, on March 4, 2005, the Company declared its scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was payable March 31, 2005 to holders of record as of March 15, 2005. A total of 514,133 additional Preferred Units were issued. At March 31, 2005, 10,800,397 Preferred Units are issued and outstanding. In February 2005, the number of authorized Preferred Units was increased to 10,900,000.

11.	Earnings Per Limited Partnership Unit
      Basic earnings per LP unit are based on earnings which are attributable to limited partners. Net earnings available for limited partners are divided by the weighted average number of shares of limited partnership units outstanding.
      Diluted earnings per LP unit are based on earnings before the preferred pay-in-kind distribution as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding. The Preferred Units are considered to be equivalent units.

Net Income Per Unit
      Basic net income per LP unit is derived by dividing net income attributable to the limited partners by the basic weighted average number of LP units outstanding for each period. Diluted earnings per LP unit is derived by adjusting net income attributable to the limited partners for the assumed dilutive effect of the

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
redemption of the Preferred Units (“Diluted Earnings”) and dividing Diluted Earnings by the diluted weighted average number of LP units outstanding for each period.

	Three Months Ended
	March 31,

	2005	2004

	In $000’s (Except per unit data)
Attributable to Limited Partners:
Basic income from continuing operations	$38,940	$47,663
Add Preferred LP Unit distribution	1,259	1,201

Income before discontinued operations	40,199	48,864
Income from discontinued operations	19,288	9,945

Diluted earnings	$59,487	$58,809

Weighted average limited partnership units outstanding	46,098,284	46,098,284
Dilutive effect of redemption of Preferred LP Units	3,759,338	6,401,019

Weighted average limited partnership units and equivalent partnership units outstanding	49,857,622	52,499,303

Basic earnings:
Income from continuing operations	$0.84	$1.03
Income from discontinued operations	0.42	0.22

Basic earnings per LP unit	$1.26	$1.25

Diluted earnings:
Income from continuing operations	$0.81	$0.93
Income from discontinued operations	0.39	0.19

Diluted earnings per LP unit	$1.20	$1.12

12.	Comprehensive Income
      The components of comprehensive income include net income and certain other amounts reported directly in equity.
      Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows (in $000’s):

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
Net income	$59,410	$63,020
Net unrealized gains (losses) on securities available for sale	(2,394)	7,433
Reversal of unrealized gains on securities available for sale	—	(4,900)

Comprehensive income	$57,016	$65,553

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Reporting
      The Company has six operating segments consisting of: (i) hotel and casino operating properties, (ii) property development, (iii) rental real estate, (iv) hotel and resort operating properties, (v) investment in oil and gas operating properties and (vi) investments in securities, including investments in other limited partnerships and marketable equity and debt securities. The Company’s reportable segments offer different services and require different operating strategies and management expertise.
      The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.
      The revenues and net earnings for each of the reportable segments are summarized as follows for the three months ended March 31, 2005 and 2004 (in $000’s):

	Three Months Ended
	March 31,

	2005	2004

		(Restated)
Revenues:
Hotel and casino operating income	$81,852	$74,661
Land, house and condominium sales	8,279	5,014
Rental real estate	4,001	4,963
Hotel and resort operating income	5,563	1,335
Oil and gas operating properties	13,168	10,523
Other investments	11,092	4,763

Subtotal	123,955	101,259
Reconciling items — primarily interest income on U.S. Government obligations	6,668	960

Total revenues	$130,623	$102,219

Net earnings:
Segment earnings:
Hotel and casino operating properties	$24,228	$20,418
Land, house and condominium development	1,232	1,656
Rental real estate	3,049	3,878
Hotel and resort operating properties	158	(89)
Oil and gas operating properties	10,113	8,092
Other investments	11,092	4,763

Total segment earnings	49,872	38,718
Income from discontinued operations	19,680	10,147
Gain on sales of marketable equity securities	—	28,857
Unrealized gains on securities sold short	21,704	—
Gain on sales and disposition of real estate	186	6,047
Other expenses, net	(32,032)	(20,749)
General partner’s share of net income	(1,182)	(5,412)

Net earnings attributable to limited partner units	$58,228	$57,608

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes (in $000’s)
     Corporate income taxes
      (i) The Company’s corporations recorded the following income tax (expense) benefit attributable to continuing operations for American Casino and NEG for the three months ended March 31, 2005 (in $000’s):

	Three Months Ended
	March 31,

	2005	2004

Current	$(1,102)	$(4,554)
Deferred	(6,548)	(1,615)

	$(7,650)	$(6,169)

      (ii) The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at March 31, 2005 and December 31, 2004 (in $000’s):

	March 31,	December 31,
	2005	2004

Deferred tax assets:
Depreciation	$38,424	$39,209
Net operating loss carryforwards	30,741	32,176
Investment in NEG Holding LLC	1,927	5,333
Other	5,032	5,954

	76,124	82,672
Valuation allowance	(14,588)	(14,588)

Sub-total	61,536	68,084
Less current portion	(2,685)	(2,685)

Net deferred tax assets	$58,851	$65,399

15.	Significant Property Transactions
      To capitalize on favorable real estate market conditions and the mature nature of the Company’s commercial real estate portfolio, AREP has offered its rental real estate portfolio for sale. In the three months ended March 31, 2005, the Company sold four rental real estate properties and a golf resort for approximately $51.9 million which were encumbered by mortgage debt of approximately $10.7 million repaid from the sale proceeds.
      Of the five properties, the Company sold one financing lease property for approximately $8.4 million encumbered by mortgage debt of approximately $3.8 million. The carrying value of this property was approximately $8.2 million; therefore, the Company recognized a gain on sale of approximately $0.2 million in the three months ended March 31, 2005, which is included in income from continuing operations. The Company sold four operating properties for approximately $43.5 million encumbered by mortgage debt of approximately $6.9 million. The carrying value of these properties was approximately $24.8 million. The Company recognized a gain on sale of approximately $18.7 million in the three months ended March 31, 2005, which is included in income from discontinued operations.
      At March 31, 2005, the Company had 11 properties under contract or as to which letters of intent had been executed by potential purchasers, all of which contracts or letters of intent are subject to purchaser’s due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q MARCH 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intent would total approximately $45.5 million. These properties are encumbered by mortgage debt of approximately $25.3 million. At March 31, 2005, the carrying value of these properties is approximately $29.1 million. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties, were reclassified to “Properties Held for Sale” and the related income and expense reclassified to “Income from Discontinued Operations.”

16.	Subsequent Events
      a. On April 26, 2005, the Board of Directors of our General Partner appointed Jon F. Weber, 46 as President of API. Mr. Weber, who replaces Keith A. Meister as President of API, will assume day-to-day responsibility for our New York-based corporate operations. Mr. Meister will continue to serve as API’s Chief Executive Officer.
      b. On April 6, 2005, the Company closed its previously announced acquisition of TransTexas Gas Corporation for $180.0 million in cash.
      In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. Had the pooling been consummated at the date of the financial statements, our revenue for the three months ended March 31, 2005 and 2004 would have been increased by $6.1 million and $15.3 million, respectively. Our net income for the three months ended March 31, 2005 and 2004 would have been decreased by $5.3 million and $1.4 million, respectively.
      Summary financial data for TransTexas for the three months ended March 31, 2005 and 2004 are as follows:

	March 31,

	2005	2004

	(In $000’s)
Total revenues	$6,064 (1)	$15,333

Pre-tax (loss)	$(8,194)	$(1,609)
Estimated tax benefit	2,868	203
Minority interest	—	(39)

Net (loss)	$(5,326)	$(1,445)

(1)	Includes a reduction in total revenues of approximately $9.8 million as a result of marking to market the oil and gas derivatives. This a non-cash transaction.
      c. In April 2005, the Company sold one property for approximately $2.1 million and will recognize a gain of $1.2 million with respect to this sale.
      d. The Company sold short certain equity securities. Such liability is recorded at market value at the balance sheet date and gains and losses are reflected in the statement of earnings. In the three months ended March 31, 2005, the Company recorded unrealized gains on securities sold short of approximately $21.7 million.
      Based on market value at May 1, 2005, such liability had increased and assuming no change in value at June 30, 2005, the Company would record losses on securities sold short of approximately $27.7 million and $6.0 million in the three and six months ended June 30, 2005, respectively.

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
Certain Trends and Uncertainties
      In addition to certain trends and uncertainties described elsewhere in this report, we are subject to the trends and uncertainties set forth below. Also, please see Certain Trends and Uncertainties on our Annual Report on Form  10-K for the year ended December 31, 2004.

•	Our investment in property development may be more costly than anticipated.

•	Competition for acquisitions could adversely affect us and new acquisitions may fail to perform as expected.

•	We may not be able to sell our rental properties, which would reduce cash available for other purposes.

•	We face potential adverse effects from tenant bankruptcies or insolvencies.

•	The development of our New Seabury property may be limited by government authorities.

•	We may be subject to environmental liability.

•	The gaming industry is highly regulated. The gaming authorities and state and municipal licensing authorities have significant control over our operations.

•	Rising operating costs for our gaming and entertainment properties could have a negative impact on our profitability.

•	We face substantial competition in the hotel and casino industry.

•	Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend at our casinos.

•	We may not be able to identify suitable investments.

•	Our investments may be subject to significant uncertainties.

•	We face substantial risks in the oil and gas industry.

•	The oil and gas industry is highly regulated and federal, state and municipal licensing authorities have significant control over our operations.

•	We and AREH are holding companies and will depend on the businesses of our subsidiaries to satisfy our obligations under the notes.

•	Our general partner and its control person could exercise their influence over us to your detriment.

•	Certain of our management are committed to the management of other businesses.

•	We may be subject to the pension liabilities of our affiliates.

•	We are subject to the risk of possibly becoming an investment company.

•	We may become taxable as a corporation.

Introduction
      We are a diversified holding company engaged in a variety of businesses. Our primary business strategy is to continue to grow our core businesses, including real estate, gaming and entertainment, and oil and gas. In addition, we seek to acquire undervalued assets and companies that are distressed or in out of favor industries.
      Our businesses currently include rental real estate; real estate development; hotel and resort operations; hotel and casino operations; oil and gas exploration and production; and investments in equity and debt securities. We may also seek opportunities in other sectors including energy, industrial manufacturing, insurance and asset management.
      In continuation of our strategy to grow our core businesses, we have recently acquired, and have entered into agreements to acquire, additional gaming and entertainment and oil and gas assets from affiliates of Mr. Icahn. See Note 2 “Related Party Transactions.”
      To capitalize on favorable real estate market conditions and the mature nature of our commercial real estate portfolio, we have offered our rental real estate portfolio for sale.
      We have made investments in the gaming industry through our ownership of Stratosphere Casino Hotel & Tower in Las Vegas. Nevada and through our purchase of securities of the entity which owns The Sands Hotel and Casino in Atlantic City, New Jersey. One of our subsidiaries, formed for this purpose, acquired two Las Vegas hotels and casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Mr. Icahn and an entity affiliated with Mr. Icahn, for aggregate consideration of $125.9 million in May 2004. We have entered into an agreement with affiliates of Mr. Icahn pursuant to which we will acquire approximately 41.2% of the outstanding common stock of GB Holdings and warrants to purchase, upon the occurrence of certain events, approximately 11.3% of the fully diluted common stock of Atlantic Holdings, the indirect owner of The Sands Hotel and Casino.
      We have entered into agreements with affiliates of Mr. Icahn to purchase the other membership interest in NEG Holding and 100% of the equity of TransTexas and Panaco, each an oil and gas exploration and production company. The acquisition of Trans Texas closed on April 6, 2005.
      In accordance with GAAP, assets transferred between entities under common control are accounted for at historical costs similar to a pooling of interests and the financial statements of previously separate companies for periods prior to the acquisition are (and, in the case of the pending acquisitions, following the closing of the acquisitions, will be) restated on a combined basis.
Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      Gross revenues increase by $28.4 million, or 27.8%, during the three months ended March 31, 2005 as compared to the same period in 2004. This increase reflects increases of $8.6 million in interest income on U.S. government and agency obligations and other investments, $7.8 million in hotel and casino operating income, $4.2 million in hotel and resort operating income, $3.4 million in dividend and other income, $3.3 million in land, house and condominium sales, $2.0 million in accretion of investment in NEG Holding LLC and $0.7 million in NEG management fees partially offset by decreases of $1.0 million in interest income on financing leases and $0.6 million in equity in earnings of GB Holdings. The increase in interest income on U.S. government and agency obligations and other investments is primarily due to increased interest income from the senior debt proceeds, increased interest income from other investments and increased interest income on debt securities of affiliates. The increase in hotel and casino operating income is primarily due to an increase in casino, hotel and food and beverage revenues. Hotel and resort operating income increased primarily due to the Grand Harbor acquisition. The increase in land, house and condominium sales is primarily due to an increase in the number of units sold.

      Expenses increased by $26.9 million, or 34.4%, during the three months ended March 31, 2005 as compared to the same period in 2004. This increase reflects increases of $13.0 million in interest expense, $4.0 million in hotel and resorts operating expenses, $3.7 million in the cost of land, house and condominium sales, $3.4 million in hotel and casino operating expenses, and $3.2 million in general and administrative expenses partially offset by decreases of $0.3 million in depreciation and amortization and $0.1 million in property expenses. The increase in interest expense is primarily attributable to interest on the Senior Notes issued by the Company in May 2004 and February 2005, respectively. The increase in hotel and resort operating expenses is primarily due to the Grand Harbor acquisition. The increase in costs of land, house and condominium sales is due to increased sales as noted above. The increase in hotel and casino operating expenses is primarily attributable to increased costs associated with increased revenues. The increase in general and administrative expenses is primarily attributable to expenses incurred by NEG in connection with the increase in NEG management fees, legal fees, the addition of Grand Harbor and state and local franchise taxes in connection with the 2004 property sales.
      Operating income increased during the three months ended March 31, 2005 by $1.5 million as compared to the same period in 2004 as detailed above.
      Earnings from land, house and condominium operations decreased by $0.4 million in the three months ended March 31, 2005 compared to the same period in 2004 due to a decrease in margins on units sold.
      Earnings from hotel and casino operating properties increased by $4.4 million during the three months ended March 31, 2005 due to increased revenues throughout the properties.
      A gain on property transactions from continuing operations of $0.2 million was recorded in the three months ended March 31, 2005 as compared to $6.0 million in the same period in 2004.
      Other losses of $0.2 million were recorded in the three months ended March 31, 2005. There were no significant losses in 2004.
      A gain on sale of marketable equity securities of $28.9 million was recorded in the three months ended March 31, 2004. There were no such gains in the comparable period of 2005.
      Unrealized gains on securities sold short of $21.7 million were recorded in the three months ended March 31, 2005. There were no such gains in 2004.
      Income from continuing operations before income taxes decreased by $11.7 million in the three months ended March 31, 2005 as compared to the same period in 2004 as detailed above.
      Income tax expense of $7.6 million was recorded in the three months ended March 31, 2005 as compared to $6.2 million in the same period in 2004. Income tax expense was recorded by our corporate subsidiaries, NEG and American Casino.
      Income from continuing operations decreased by $13.1 million in the three months ended March 31, 2005 as compared to the same period in 2004 as detailed above.
      Income from discontinued operations increased by $9.5 million in the three months ended March 31, 2005, as compared to the same period in 2004 due to gains on property dispositions.
      Net earnings for the three months ended March 31, 2005 decreased by $3.6 million as compared to the three months ended March 31, 2004, primarily due to decreased gain on sales of real estate from continuing operations ($5.9 million) and decreased gain on sale of marketable equity securities ($28.9 million) partially offset by unrealized gains on securities sold short ($21.7 million) and increased income from discontinued operations ($9.5 million).
Capital Resources and Liquidity
      Net cash provided by operating activities was $27.3 million for the three months ended March 31, 2005 as compared to $29.1 million in the comparable period of 2004. This decrease was primarily due to an increase in restricted cash ($8.7 million), an increase in due from brokers ($2.5 million), a decrease in accounts payable and accrued expenses ($13.2 million) a decrease in discontinued operations ($2.4 million) and a decrease in cash flow from other operations ($1.5 million) partially offset by a decrease in receivables and other assets ($15.2 million), a decrease in land and construction-in-progress ($6.4 million), and an increase in deferred income tax expense ($4.9 million).
      The following table reflects, at March 31, 2005, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due (in $ millions):

	Less Than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total(1)

Mortgages payable	$4.2	$8.9	$29.3	$37.8	$80.2
Acquisition of TransTexas	180.0	—	—	—	180.0
Senior secured notes payable	—	—	—	215.0	215.0
Senior unsecured notes payable	—	—	—	833.0	833.0
Senior debt interest	78.3	159.5	159.5	211.3	608.6
Construction and development obligations	44.5	15.8	—	—	60.3

Total	$307.0	$184.2	$188.8	$1,297.1	$1,977.1

(1)	In addition, see Note 10 for preferred limited partnership redemption.
      The American Casino 7.85% senior secured notes due 2012 contain restrictions on dividends and distributions to us, the purchase of our equity interests in American Casino, loans to us, as well as other transactions with us. American Casino also has a $20 million credit facility which contains similar restrictions. At March 31, 2005, there were no borrowings under the credit facility. The restrictions imposed by American Casino’s Senior Secured Notes and the credit facility likely will preclude our receiving payments from the operations of our principal hotel and gaming properties. American Casino accounted for 63.4% of our revenues in the three months ended March 31, 2005 and 77% of our operating income in that period.
      On May 12, 2004, we closed on our offering of senior notes due 2012. The notes, in the aggregate principal amount of $353 million, were priced at 99.266%. The notes have a fixed annual interest rate of 8 1/8%.
      On February 7, 2005, we closed on our offering of Senior Notes due 2013. The notes, in the aggregate principal amount of $480 million, bear interest at the rate of 7 1/8% per annum.
      We intend to use the proceeds from these notes for general business purposes, including to pursue our primary business strategy of acquiring undervalued assets in our existing lines of business or other businesses and to provide additional capital to grow our existing businesses.
      Our Senior Notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the Senior Notes as “restricted payments.” The notes also prohibit the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness (on a consolidated basis determined in accordance with generally accepted accounting principles) to tangible net worth of the Company (on a consolidated basis determined in accordance with generally accepted accounting principles), and taking into account any changes as a result of any (x) restricted payments, (y) assets sales or (z) contributions to equity or from the issuance on sale of equity interests or from the exchange or conversion of disqualified stock or debt would have been less than 1.75 to 1. As of March 31, 2005, such ratio was .83 to 1. In addition, the notes require that on each quarterly determination date (defined for each of the Company’s first, second and third quarter as the earlier of (1) the date we would have been required to file a quarterly report with the SEC on Form 10-Q and (2) the date we file our quarterly report) that the Fixed Charge Coverage Ratio of us and the guarantors of the notes (currently only AREH) for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date be at least 1.5 to one. For the four quarters ended March 31, 2005, such ratio was 2.37 to 1. If the ratio is less than 1.5 to 1, we will be deemed to have satisfied this test if there is deposited cash, which together with cash previously deposited for such purpose and not released, equal to the amount of interest on the notes for one year. If at any subsequent quarterly determination date, the ratio is at least 1.5 to 1, the funds will be released to us. The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of March 31, 2005, such ratio was 2.71 to 1. The notes also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
      At March 31, 2005, we had 11 properties under contract or as to which letters of intent had been executed by the potential purchaser, all of which contracts or letters of intent are subject to purchaser’s due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $45.5 million. These properties are encumbered by mortgage debt of approximately $25.3 million.
      Net proceeds from the sale or disposal of portfolio properties totaled approximately $41.2 million in the three months ended March 31, 2005. During the comparable period of 2004, sales proceeds totaled approximately $18.7 million.
      Capital expenditures for real estate, and hotel, casino and resort operations were approximately $4.8 million and $1.7 million during the three months ended March 31, 2005 and 2004, respectively. In 2005, capital expenditures are currently expected to be approximately $20 million.
      During the three months ended March 31, 2005 and 2004, approximately $1.0 million and $1.7 million, respectively, of mortgage principal payments were repaid. These amounts do not include mortgage debt repaid in connection with sales of real estate.
      Our cash and cash equivalents and investment in U.S. government and agency obligations increased by $455.1 million during the three months ended March 31, 2005 primarily due to proceeds from the issuance of our 7 1/8% senior notes due 2013 ($474.0 million), property sales proceeds ($41.2 million), cash provided by operations ($27.3 million) and repayment of affiliates’ debt securities ($2.7 million), partially offset by purchase of equity securities ($66.3 million), repayment of affiliate debt ($16.6 million), capital expenditures ($4.8 million) and other ($6.4 million).
      We are continuing to pursue assets, including assets that may not generate positive cash flow, are difficult to finance or may require additional capital, such as properties for development, non-performing loans, securities of companies that are undergoing or that may undergo restructuring, and companies that are in need of capital. We are also continuing to identify shorter-term investments. All of these activities require us to maintain a strong capital base and liquidity. It has been our policy to hold our cash rather than to make distributions to partners. The Board of Directors has commenced a review of our distribution policy and it is uncertain when the Board will conclude its review or whether the Board will authorize distributions.
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
      We invest in U.S. government and agency obligations which are subject to interest rate risk. As interest rates fluctuate, we will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at March 31, 2005, would decline by approximately $200,000.
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
      a. As of March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s and our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      b. We are continuing our efforts to evaluate the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. Throughout 2004, we implemented a program and engaged independent consultants to assist us in the evaluation and improvement of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. No material weaknesses were identified by management or our independent consultants. As noted in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2004 our independent consultants and management identified a significant deficiency in the consolidation process involving lack of segregation of duties within the accounting department. We retained an assistant controller and our computer system has been updated in order to address this concern and to enhance financial reporting controls. During the three months ended March 31, 2005, we continued to make improvements to our computer system to enhance internal controls. In addition to retaining the services of an independent consultant to evaluate the effectiveness our internal controls, we determined to retain an additional assistant controller to review internal controls for us and our rental real estate, real estate development and hotel and resort operations. The new assistant controller began work in January 2005. During the three months ended March 31, 2005, no change in our internal control over financial reporting occurred that has affected materially, or is reasonably likely to affect materially, such internal controls.

PART II. OTHER INFORMATION

Item 6.	Exhibits

4.1	Indenture, dated as of February 7, 2005, among American Real Estate Partners, L.P. (“AREP”), American Real Estate Finance Corp. (“AREP Finance”) and American Real Estate Holdings Limited Partnership (“AREH”), as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

4.2	Form of AREP and AREP Finance 7 1/8% Senior Note (incorporated by reference to Exhibit 4.10 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

4.3	Registration Rights Agreement, dated as of February 7, 2005 among AREP, AREP Finance and AREH, and Bear, Stearns & Co. Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.11 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

31.1	Certification of Chief Executive Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Real Estate Partners, L.P.

By: American Property Investors, Inc., the general
partner of American Real Estate Partners, L.P.

By:	/s/ John P. Saldarelli

John P. Saldarelli
Treasurer, Chief Financial Officer
and Principal Accounting Officer
Date: May 10, 2005

EXHIBIT INDEX

4.1	Indenture, dated as of February 7, 2005, among American Real Estate Partners, L.P. (“AREP”), American Real Estate Finance Corp. (“AREP Finance”) and American Real Estate Holdings Limited Partnership (“AREH”), as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

4.2	Form of AREP and AREP Finance 7 1/8% Senior Note (incorporated by reference to Exhibit 4.10 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

4.3	Registration Rights Agreement, dated as of February 7, 2005 among AREP, AREP Finance and AREH, and Bear, Stearns & Co. Inc. and Jefferies & Company, Inc. (incorporated by reference to Exhibit 4.11 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

31.1	Certification of Chief Executive Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.