Form 10-Q
period 2005-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2005-08-09
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☑          No ☐
      As of August 1, 2005, there were 61,856,830 depositary units and 10,800,577 preferred units outstanding.

INDEX

		Page No.

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets June 30, 2005 and December 31, 2004	1
	Consolidated Statements of Earnings Three Months Ended June 30, 2005 and 2004	2
	Consolidated Statements of Earnings Six Months Ended June 30, 2005 and 2004	3
	Consolidated Statements of Changes In Partners’ Equity and Comprehensive Income Six Months Ended June 30, 2005	4
	Consolidated Statements of Cash Flows Six Months Ended June 30, 2005 and 2004	5
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 4.	Controls and Procedures	49

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 4.	Submission of Matters to a Vote of Securities Holders	50
Item 6.	Exhibits	50
EX-3.1: AMENDMENT NO. 4 TO THE AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
EX-3.2: AMENDMENT NO. 3 TO THE AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP
EX-10.6: REGISTRATION RIGHTS AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q, JUNE 30, 2005
Part I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$1,129,271	$806,309
Investments	151,649	99,088
Trade, notes and other receivables	267,802	230,898
Other current assets	49,843	86,417

Total current assets	1,598,565	1,222,712
Property, plant and equipment, net:
Gaming	455,812	461,000
Oil and gas	604,685	527,384
Real estate	267,853	291,068

Total property, plant and equipment, net	1,328,350	1,279,452
Investments	211,602	251,439
Other assets	125,194	125,561

Total assets	$3,263,711	$2,879,164

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$163,498	$151,657
Current portion of long-term debt	70,162	76,679
Securities sold not yet purchased	70,873	90,674

Total current liabilities	304,533	319,010

Long-term debt	1,220,876	683,128
Other non-current liabilities and minority interest	111,482	110,529
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 10,900,000 authorized; 10,800,577 and 10,286,264 issued and outstanding as of June 30, 2005 and December 31, 2004	109,367	106,731

Total long-term liabilities	1,441,725	900,388

Commitments and contingencies (Note 20)
Limited partners:
Depositary units; 67,850,000 authorized; 62,994,030 and 47,235,484 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	1,851,018	1,361,392
General partner	(321,644)	310,295
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)

Partners’ equity	1,517,453	1,659,766

Total liabilities and partners’ equity	$3,263,711	$2,879,164

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,

	2005	2004

	(In $000s, except per unit data)
	(Unaudited)
		(Restated)
Revenues:
Gaming	$122,432	$118,588
Oil and gas	73,378	21,911
Real estate	24,845	19,772

	220,655	160,271

Expenses:
Gaming	105,507	105,801
Oil and gas	41,473	25,216
Real estate	20,146	11,989
General and administrative expenses	1,872	1,424
Acquisition costs	3,362	414

	172,360	144,844

Operating income	48,295	15,427
Other income (expense), net:
Interest expense	(28,330)	(14,724)
Interest and other income	16,115	17,447
Other income (expense), net	(20,880)	7,061

Income from continuing operations
before income taxes	15,200	25,211
Income tax expense	(9,029)	(3,944)

Income from continuing operations	6,171	21,267

Discontinued operations:
Income from discontinued operations	187	1,648
Gain on sales and disposition of real estate	2,644	48,257

Income from discontinued operations	2,831	49,905

Net earnings	$9,002	$71,172

Net earnings (loss) attributable to (note 15)
Limited partners	$(9,636)	$76,012
General partner	18,638	(4,840)

	$9,002	$71,172

Net earnings (loss) per limited partnership unit:
Basic earnings (loss):
Income (loss) from continuing operations	$(0.27)	$0.59
Income from discontinued operations	0.06	1.06

Basic earnings (loss) per LP unit	$(0.21)	$1.65

Weighted average limited partnership units outstanding	46,271,455	46,098,284

Diluted earnings (loss):
Income (loss) from continuing operations	$(0.27)	$0.55
Income from discontinued operations	0.06	0.94

Diluted earnings (loss) per LP unit	$(0.21)	$1.49

Weighted average limited partnership units and equivalent partnership units outstanding	50,176,449	51,938,033

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Six Months Ended June 30,

	2005	2004

	(In $000s, except per unit data)
	(Unaudited)
		(Restated)
Revenues:
Gaming	$245,235	$234,940
Oil and gas	89,071	63,032
Real estate	42,688	30,948

	376,994	328,920

Expenses:
Gaming	209,579	206,497
Oil and gas	78,671	52,279
Real estate	35,841	19,564
General and administrative expenses	5,624	2,763
Acquisition costs	3,362	414

	333,077	281,517

Operating income	43,917	47,403
Other income (expense), net:
Interest expense	(51,453)	(25,271)
Interest and other income	32,873	23,967
Other income (expense), net	1,504	41,924

Income from continuing operations before income taxes	26,841	88,023
Income tax expense	(12,436)	(10,176)

Income from continuing operations	14,405	77,847
Discontinued operations:
Income from discontinued operations	1,144	4,633
Gain on sales and disposition of real estate	21,367	55,186

Income from discontinued operations	22,511	59,819

Net earnings	$36,916	$137,666

Net earnings attributable to (note 15):
Limited partners	$38,173	$130,633
General partner	(1,257)	7,033

	$36,916	$137,666

Net earnings per limited partnership unit:
Basic earnings:
Income from continuing operations	$0.35	$1.56
Income from discontinued operations	0.48	1.27

Basic earnings per LP unit	$0.83	$2.83

Weighted average limited partnership units Outstanding	46,185,348	46,098,284

Diluted earnings:
Income from continuing operations	$0.35	$1.43
Income from discontinued operations	0.44	1.12

Diluted earnings per LP unit	$0.79	$2.55

Weighted average limited partnership units and equivalent partnership units outstanding	49,973,982	52,218,668

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2005

	General	Limited Partners’
	Partner’s	Equity	Held in Treasury		Total
	Equity	Depositary			Partners’
	(Deficit)	Units(ii)	Amounts	Units	Equity

	(In $000s)
	(Unaudited)
Balance, December 31, 2004 (Restated)	$310,295	$1,361,392	$(11,921)	1,137	$1,659,766
Comprehensive income:
Net earnings	(1,257)	38,173	—	—	36,916
Net unrealized losses on securities available for sale	(113)	(5,545)	—	—	(5,658)

Comprehensive income	(1,370)	32,628	—	—	31,258
General Partner contribution	9,279	—	—	—	9,279
AREP Oil and Gas acquisitions(i)	(616,553)	444,998	—	—	(171,555)
GBH/ Atlantic Coast Entertainment Holdings acquisitions	(23,295)	12,000	—	—	(11,295)

Balance, June 30, 2005	$(321,644)	$1,851,018	$(11,921)	1,137	$1,517,453

(i)	Deferred tax assets and liabilities of $2.6 million, and $6.7 million respectively, have been eliminated through adjustments to general partner’s equity.

(ii)	Includes $457.0 million of Limited Partner Unit issuance on June 30, 2005 in connection with acquisitions.
Accumulated other comprehensive loss at June 30, 2005 was $5.8 million.
See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,

	2005	2004

	(In $000s)
	(Unaudited)
		(Restated)
Cash flows from operating activities:
Income from continuing operations	$14,405	$77,847
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	69,163	54,255
Preferred LP unit interest expense	2,636	2,450
Gain on sales and disposition of real estate	(176)	(5,821)
Other (gains) losses	498	(31)
Gain on sales of marketable equity securities	(7,178)	(37,167)
Provision for impaired assets	175	—
Losses on securities sold short	6,798	—
Deferred gain amortization	(1,019)	(1,019)
Deferred income tax expense	8,595	6,235
Minority interest	(1,547)	(742)
Changes in operating assets and liabilities:
Decrease in land and construction-in progress	3,680	2,181
Increase (decrease) in accounts payable, accrued expenses and other liabilities	21,480	(323)
Increase in due from brokers	15,815	—
Decrease (increase) in restricted cash	15,147	(447)
(Increase) decrease in receivables and other assets	(19,638)	2,809

Net cash provided by continuing operations	128,834	100,227

Income from discontinued operations	22,511	59,819
Depreciation and amortization	176	952
Net gain from property transactions	(21,367)	(55,186)

Net cash provided by discontinued operations	1,320	5,585

Net cash provided by operating activities	130,154	105,812

Cash flows from investing activities:
Decrease in other investments	39,347	26,212
Net proceeds from the sales and disposition of real estate	4,639	16,635
Principal payments received on leases accounted for under the financing method	1,771	2,168
Increase in marketable securities	(91,803)	(54,775)
Increase in receivables for sold securities	(45,151)	—
Acquisition, exploration and development costs	(134,014)	(43,990)
Acquisitions of Arizona Charlies	—	(125,900)
Acquisitions of rental real estate	—	(14,583)
Additions to hotel, casino and resort operating property	(10,567)	(17,454)
Additions to rental real estate	(387)	(299)
Decrease (increase) in investment in U.S. Government and Agency Obligations	39,732	(51,568)
Proceeds from sale of marketable equity and debt securities	—	86,507
Investment in TransTexas Gas Corporation	(180,000)	—
Other	(140)	(2,184)

Net cash used in investing activities	(376,573)	(179,231)

Cash flows from discontinued operations:
Net proceeds from the sales and disposition of real estate	41,438	101,452

Net cash used in investing activities	(335,135)	(77,779)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

	Six Months Ended June 30,

	2005	2004

	(In $000s)
	(Unaudited)
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Partners’ equity:
Distribution to partners	—	(17,916)
Members contribution	9,279	15,894
Debt:
Proceeds from credit facilities	62,100	—
Proceeds from senior notes	480,000	565,409
Increase in mortgages payable	4,425	10,000
Periodic principal payments	(2,932)	(5,858)
Decrease in due to affiliates	(16,342)	(25,000)
Debt issuance costs	(8,587)	(397)

Net cash provided by financing activities	527,943	542,132

Net increase in cash and cash equivalents	322,962	570,165
Cash and cash equivalents, beginning of period	806,309	564,221

Cash and cash equivalents at end of period	$1,129,271	$1,134,386

Supplemental information:
Cash payments for interest, net of amounts capitalized	$24,667	$16,973

Cash payments for income taxes	$3,017	$—

Supplemental schedule of noncash investing and financing activities:
Reclassification of real estate from operating lease	$(7,387)	$(24,849)
Reclassification from hotel and resort operating properties	—	(6,428)
Reclassification to properties held for sale	4,154	31,277
Reclassification of real estate to operating lease	3,591	—
Reclassification of real estate from financing lease	(358)	—

	$—	$—

Net unrealized gains (losses) on securities available for sale	$(5,657)	$349

Purchase of debt securities	$—	$59,853

Debt conversion	$29,500	$—

LP unit issuance	$456,998	$—

Net change in tax assets and liabilities related to acquisitions	$4,105	$12,721

Member’s capital contribution	$—	$6,906

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	General
      American Real Estate Partners, L.P. (“AREP” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. Our general partner is American Property Investors, Inc. (“API” or “the General Partner”). The Company owns a 99% limited partner interest in American Real Estate Holdings Limited Partnership (“AREH”), the operating partnership formed to hold the investments of and conduct the business operations of the Company. The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004, and the supplemental consolidated financial statements and related notes contained in the Company’s current report on Form 8-K filed on May 9, 2005 to reflect the inclusion in the Company’s consolidated financial statements of TransTexas Gas Corporation as a result of its acquisition on April 6, 2005 (see note 2 below).
      The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. The financial information contained herein is unaudited; however, all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods, have been made. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified in order to conform to the current year presentation.
      The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries in which control can be exercised. The Company is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. All material intercompany accounts and transactions have been eliminated in consolidation.
      The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. In particular, hotel, casino and resort operations are highly seasonal.

Change in Reporting Entity
      The Company’s historical financial statements herein have been restated to reflect the five entities acquired in the second quarter of 2005 as discussed in note 2. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis.
      As a result of the restatements arising from the acquisitions that occurred in the second quarter of 2005, the financial statements of the Company now include additional entities. Some of these entities, principally the oil and gas entities, prepare financial statements based on accounting policies that were not described in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Accordingly, certain required additional information is included in this Form 10-Q in such a manner as to supplement disclosures already included in the Company’s annual report on Form 10-K.
      The new accounting policies, which relate to oil and gas accounting, are set out in note 3. Additional disclosures related to the oil and gas acquisitions are included in notes 12, 16 and 17.

Stock Options
      On June 29, 2005, the Company issued unit options to its Chief Executive Officer (see note 4). No other options or equity related awards have been made to directors, officers or employees. Coincident with the issuance of the unit options the Company adopted the provisions of Financial Accounting Standards Board

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) under which compensation expense for options issued to employees is accounted for using a fair-value-based method with the (non-cash) compensation expense being recorded in the financial statements over the vesting period. The Company uses the Black-Scholes option-pricing model to value options. The amount recorded in the Company’s income statement for the three and six months ended June 30, 2005 related to the options was not significant. The adoption of SFAS 123R did not have an impact on any prior period.

Investments
      The Company classifies its marketable securities as either held-for-sale or trading based upon whether it intends to hold the investment for the foreseeable future. Securities that are classified as held-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of partners’ equity. Trading securities are carried at fair value with unrealized losses being including in net earnings.

Filing Status of Subsidiaries
      Each of National Energy Group, Inc. (“NEG”) and Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”), are reporting companies under the Securities Exchange Act of 1934. In addition, American Casino & Entertainment Properties LLC (“American Casino”) files annual, quarterly and current reports. Each of these reports is separately filed with the Securities and Exchange Commission.

2.	Related Party Transactions

a. Acquisitions
      During the second quarter of 2005, the Company acquired the following five companies:

•	TransTexas Gas Corporation (“TransTexas”),

•	NEG Holding LLC (“NEG Holdings”),

•	Panaco, Inc. (“Panaco”),

•	GB Holdings, Inc. (“GBH”), and

•	Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”).
      Each of these companies was acquired from entities affiliated with Mr. Icahn. The acquisition of entities under common control is required to be accounted for under the “as if pooling” method during the period of common control. As a result of this method of accounting, the assets and liabilities of NEG Holdings, TransTexas, Panaco, GBH and Atlantic Holdings are included in the consolidated financial statements at historical cost. All prior period financial statements of the Company included herein have been restated to include the consolidated results of operations and cash flows of the acquired entities.
      TransTexas: On April 6, 2005, the Company acquired 100% of the equity of TransTexas, an oil and gas exploration and production company, for a purchase price of $180.0 million in cash from affiliates of Mr. Icahn. The period of common control for TransTexas began on September 1, 2003. For financial reporting purposes, earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner.
      NEG Holdings: On June 30, 2005, the Company completed the acquisition of the managing membership interest in NEG Holdings from an affiliate of Mr. Icahn in consideration for 11,034,408 of our depositary units representing limited partner interests in American Real Estate Partners, L.P. The depositary units issued in consideration for the acquisition were valued at approximately $320 million. The membership interest

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
acquired constitutes all of the membership interests other than the membership interest already owned by National Energy Group, Inc., (“NEG”) which is itself 50.01% owned by us. NEG Holdings owns 100% of NEG Operating LLC, (“NEG Operating” or “Operating LLC”) which is engaged in the exploration and production of oil and gas, primarily in Arkansas, Louisiana, Texas and Oklahoma. As a result of the acquisition of the additional direct interest in NEG Holdings, the Company is now the primary beneficiary of NEG Holdings in accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, and now consolidates the financial results of NEG Holdings. The consolidated financial statements give retroactive effect to the consolidation of the acquired 50% interest in NEG Holdings, together with our 50% interest owned through NEG. Our investment in NEG Holdings, which was previously accounted for as a preferred investment has been eliminated with the consolidation of NEG Holdings. The period of common control for NEG Holdings began on September 1, 2001. For financial reporting purposes, earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner.
      Panaco: On June 30, 2005, the Company acquired 100% of the equity of Panaco from affiliates of Mr. Icahn for 4,310,345 depositary units. The depositary units issued in consideration for the acquisition were valued at approximately $125 million. Panaco is engaged in the exploration and production of oil and gas, primarily in the Gulf of Mexico and the Gulf Coast Region and owns interests in 123 wells. The period of common control for Panaco began on November 16, 2004 when Panaco emerged from bankruptcy. The six weeks of operations from that date to the end of the fiscal year were not material and accordingly the acquisition of Panaco has been recorded effective December 31, 2004. For financial reporting purposes, earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner.
      GBH and Atlantic Holdings: On June 30, 2005, the Company completed the purchase of 4,121,033 shares of common stock of GBH and 1,133,284 shares of common stock of Atlantic Holdings from affiliates of Mr. Icahn in consideration for 413,793 of our depositary units. Up to an additional 206,897 depositary units may be issued if Atlantic Holdings meets certain earnings targets during 2005 and 2006. The depositary units issued in consideration for the acquisitions were valued at approximately $12 million. Atlantic Holdings owns ACE Gaming LLC (“ACE”) which owns and operates the Sands Hotel and Casino in Atlantic City, New Jersey. The period of common control for GBH and Atlantic Holding began prior to January 1, 2002. Earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner.
      On May 17, 2005, the Company (1) converted $28.8 million in principal amount of 3% notes due 2008 issued by Atlantic Holdings into 1,898,181 shares of Atlantic Holdings common stock and (2) exercised warrants to acquire 997,620 shares of Atlantic Holdings common stock. Also on May 17, 2005, affiliates of Mr. Icahn exercised warrants to acquire 1,133,284 shares of Atlantic Holdings common stock. Prior to May 17, 2005 GBH owned 100% of the outstanding capital stock of Atlantic Holdings.
      After the acquisitions from affiliates of Mr. Icahn, the Company owns 77.5% of the common stock of GBH and 58.3% of the common stock of Atlantic Holdings. Atlantic Holdings owns 100% of ACE. As a result of the acquisition, the Company obtained control of GBH and Atlantic Holdings. The consolidated financial statements give retroactive effect to the consolidation of GBH and Atlantic Holdings. The Company had previously accounted for GBH on the equity method.
      On June 30, 2005, in connection with issuances of depositary units in the NEG Holdings, Panaco, GBH and Atlantic Holdings transactions, AREP entered into a registration rights agreement with Highcrest Investors Corp., Arnos Corp., Cyprus, LLC and Gascon Partners, all affiliates of Mr. Icahn.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary Financial Data for the Acquired Entities
      Summary financial data for the acquired entities for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,

	2005			2004

		Operating			Operating
	Total	Income	Net Income	Total	Income	Net Income
	Revenues	(Loss)	(Loss)	Revenues	(Loss)	(Loss)

	(In $000s)
TransTexas	$26,049	$(2,440)	$(1,416)	$30,225	$481	$2,280
Panaco	23,735	1,102	26	—	—	—	(1)
NEG Holdings	39,287	11,468	9,245	32,806	9,973	9,025	(2)
GBH/ Atlantic Holdings	80,888	(6,202)	(6,932)	86,571	(1,267)	(2,322	)(3)

Total	$169,959	$3,928	$923	$149,602	$9,187	$8,983

(1)	Panaco is not presented for the six months ended June 30, 2004 as it was not under common control during that period.
As a result of the restatement discussed above, NEG Holdings and GBH/ Atlantic Holdings have been consolidated for all periods included in the accompanying statements of earnings. However, the Company’s financial statements prior to the restatement included certain income statement amounts for these entities. Specifically:

(2)	We recorded net income of $9,893,000 and $8,219,000, on the accretion method with respect to NEG, in the first three months of 2005 and the first six months of 2004, respectively.

(3)	We recorded net loss of $986,000 and $215,000, on the equity method for GBH/ Atlantic Holdings, in the first three months of 2005 and the first six months of 2004, respectively.
      The above table also reflects the impact of unrealized losses on oil and gas derivatives which totaled $31.8 million and $13.8 million for the six months ended June 30, 2005 and 2004, respectively.

b. Administrative Services
      In 1997, the Company entered into a license agreement with an affiliate of API for office space. Pursuant to the license agreement, the Company has the non-exclusive use of approximately 2,275 square feet for which it pays monthly rent of $11,185 plus 10.77% of certain “additional rent.” The terms of such license agreement were reviewed and approved by the Audit Committee of the Board of Directors of the General Partner (the “Audit Committee”). The agreement, which expired in May 2004, has been extended on a month-to-month basis. In the three months ended June 30, 2005 and 2004, the Company paid rent of approximately $39,000 and $26,000, respectively. In the six months ended June 30, 2005 and 2004, the Company paid rent of approximately $78,000 and $65,000, respectively.
      In the three months ended June 30, 2005 and 2004, the Company paid approximately $340,000 and $59,000 to an affiliate of the General Partner for telecommunication services, respectively. In the six months ended June 30, 2005 and 2004, the Company paid approximately $567,000 and $120,000 to an affiliate of the General Partner for telecommunication services, respectively.
      An affiliate of the General Partner provided certain administrative services to the Company which paid to such affiliate approximately $22,000 and $20,000 in the three months ended June 30, 2005 and 2004, respectively and $43,000 and $41,000 in the six months ended June 30, 2005 and 2004.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The Company provided certain administrative services to affiliate of the General Partner and was paid $18,000 in the three and six months ended 2005, and $27,000 in the three and six months ended June 30, 2004.

c. Securities Ownership
      As of August 1, 2005, affiliates of Mr. Icahn owned 9,346,044 preferred units and 55,655,382 depositary units which represent 86.5% and 90.0% of the outstanding preferred units and depositary units, respectively.

3.	Oil and Gas Accounting Policies and Disclosures

Oil and Natural Gas Properties
      The Company utilizes the full cost method of accounting for its crude oil and natural gas properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of crude oil and natural gas reserves are capitalized and amortized on the units-of-production method based upon total proved reserves. The costs of unproven properties are excluded from the amortization calculation until the individual properties are evaluated and a determination is made as to whether reserves exist. Conveyances of properties, including gains or losses on abandonments of properties, are treated as adjustments to the cost of crude oil and natural gas properties, with no gain or loss recognized.
      Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes, which are fixed and determinable by existing contracts. The net book value of oil and gas properties is compared to the ceiling limitation on a quarterly basis.
      The Company has capitalized internal costs of $.5 million for the six months ended June 30, 2004 and 2005, respectively with respect to its oil and gas activities. The Company has not capitalized interest expense.
      The Company is subject to extensive federal, state, and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environment effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.
      The Company’s oil and gas operations are subject to all of the risks inherent in oil and natural gas exploration, drilling, and production. These hazards can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. The Company maintains insurance of various types customary in the industry to cover its operations and believes it is insured prudently against certain of these risks. In addition, the Company maintains operator’s extra expense coverage that provides coverage for the care, custody and controls of wells drilled by the Company. The Company’s insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, the Company does maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100%

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. The Company believes that, in all material respects, it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.

Revenue and Expense Recognition
      The Company accounts for natural gas production imbalances using the sales method, whereby the Company recognizes revenue on all natural gas sold to its customers notwithstanding that its ownership may be less than 100% of the natural gas sold. Liabilities are recorded by the Company for imbalances greater than the Company’s proportionate share of remaining natural gas reserves. The Company had $.9 million in gas balancing liabilities as of June 30, 2005 (unaudited) and December 31, 2004, respectively.

Oil and Gas Derivatives
      From time to time, the Company enters into derivative contracts, principally commodity price collar agreements to reduce its exposure to price risk in the spot market for natural gas and oil. The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which was amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. (See note 17).

Income Taxes
      Provision has been made for federal, state or local income taxes on the results of operations generated by the Company’s corporate subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      No provision has been made for federal, state or local income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners.

Accounting for Asset Retirement Obligations
      The Company accounts for its asset retirement obligations under Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS 143, an asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount for the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. (See note 16).

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Other Disclosure Data
      The following disclosures are required annual disclosures. As the Company’s annual report on Form 10-K has not been restated to include the results of operations for the oil and gas entities that were acquired recently, the following disclosures are provided in this Form 10-Q.

Capitalized Costs
      Capitalized costs as of December 31, 2004 relating to oil and gas producing activities are as follows (in $000s):

Proved properties	$923,094
Other property and equipment	5,595

Total	928,689
Less: Accumulated depreciation, depletion and amortization	(401,305)

$527,384

      Cost incurred in connection with property acquisition, exploration and development activities for the year ended December 31, 2004 were as follows (in $000s, except depletion rate):

Acquisitions	$128,673
Exploration costs	52,765
Development costs	62,209

Total	$243,647

Depletion rate per MCFe	$2.28

      As of December 31, 2004 all capitalized costs relating to oil and gas activities have been included in the full cost pool.

Supplemental Reserve Information (Unaudited)
      The accompanying tables present information concerning the Company’s oil and natural gas producing activities during the year ended December 31, 2004 and are prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.”
      Estimates of the Company’s proved reserves and proved developed reserves were prepared by independent firms of petroleum engineers, based on data supplied by them to the Company. Estimates relating to oil and gas reserves are inherently imprecise and may be subject to substantial revisions due to changing prices and new information, such as reservoir performance, production data, additional drilling and other factors becomes available.
      Proved reserves are estimated quantities of oil, natural gas, condensate and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Natural gas liquids and condensate are included in oil reserves. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Natural gas quantities represent gas volumes which include amounts that will be extracted as natural gas liquids. The Company’s

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
estimated net proved reserves and proved developed reserves of oil and condensate and natural gas for the year ended December 31, 2004 were as follows:

	Oil and
	Condensate
	(Barrels)	Gas (mcf)

Proved reserve:
January 1, 2004	8,165,562	206,259,821
Increase (decrease) during the period attributable to:
Revisions of previous estimates	204,272	9,810,665
Acquisition	5,203,599	25,981,749
Extensions and discoveries	524,089	50,226,279
Sales of reserves	(15,643)	(344,271)
Production	(1,484,005)	(18,895,077)

End of period	12,597,874	273,039,166

Proved developed reserves:
Beginning of period	6,852,118	125,765,372
End of period(1)	8,955,300	151,451,558

(1)	Includes proved developed non-producing reserves as of December 31, 2004 of 1,880,771 barrels of oil and 37,206,946 mcf of gas

Standardized Measure Information
      The calculation of estimated future net cash flows in the following table assumes the continuation of existing economic conditions and applied year-end prices (except for future price changes as allowed by contract) of oil and gas to the expected future production of such reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing those reserves.
      The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of the Company’s oil and gas reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2004 is as follows:

(In $000s)

Future cash inflows	$2,203,900
Future production and development costs	(836,092)

Future net cash flows	1,367,808
Future income taxes	(32,979)
Annual discount (10%) for estimating timing of cash flows	(563,549)

Standardized measure of discounted future net cash flows	$771,280

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Principal sources of change in the standardized measure of discounted future net cash flows for the year ended December 31, 2004 was:

(In $000s)
Beginning of period	$620,497
Sales of reserves in place	(1,375)
Sales and transfers of crude oil and natural gas produced net of production costs	(130,640)
Net change in prices and production costs	16,686
Development costs incurred during the period and changes in estimated future development costs	(96,236)
Acquisition of reserves	75,239
Extensions and discoveries	193,022
Income taxes	—
Revisions of previous quantity estimates	31,730
Accretion of discount	62,050
Changes in production rates and other	307

End of period	$771,280

      During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of the Company’s crude oil. The net weighted average prices of crude oil and natural gas as of December 31, 2004 was $41.80 per barrel of crude oil and $5.93 per thousand cubic feet of natural gas.

Receivables
      The Company sells crude oil and natural gas to various customers. In addition, the Company’s oil and gas operations participate with other parties in the operation of crude oil and natural gas wells. Substantially all of these accounts receivable are due from either purchasers of crude oil and natural gas or participants in crude oil and natural gas wells for which the Company serves as the operator. Generally, operators of crude oil and natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

Recently Issued Pronouncements
      On September 28, 2004, the SEC released Staff Accounting Bulletin 106 (“SAB 106”) regarding the application of SFAS 143, “Accounting for Asset Retirement Obligations (“AROs”),” by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company’s ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption-of SFAS 143. The Company does not expect that the adoption of SAB 106 will have a material impact on either its ceiling test calculation or its depreciation, depletion and amortization.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	Unit Options
      On June 29, 2005, the Company granted 700,000 nonqualified unit options (the “Options”) to its Chief Executive Officer (the “CEO”). The option agreement permits the CEO to purchase up to 700,000 Depositary Units of AREP at an exercise price of $35 per unit. The Options vest at a rate of 100,000 units on each of the first seven anniversaries of the date of grant. The Options expire as to 600,000 of the vested units on the seventh anniversary of the date of grant. The Options for the remaining 100,000 vested units expire on the eighth anniversary of the date of grant.
      The fair value of the Options on the grant date was estimated using the Black-Scholes option-pricing model. The assumptions used in the model were as follows:

Risk-free interest rate	3.5%
Volatility	30.0%
Dividend yield	0%
Expected life	7-8 years
      As of June 30, 2005, the options had a weighted-average remaining contractual term of 7.1 years. The weighted-average grant-date fair value of the options was $9.65.
      As of June 30, 2005, there was $6.8 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a period of seven years. For the six months ended June 30, 2005, the amount of expense recognized for options was not significant. No amount of expense related to options was recognized in any period prior to 2005.

5.	Operating Units
      The Company, either directly or through its consolidated subsidiaries, conducts business in three principal areas: oil and gas, gaming and real estate.

a. Gaming
      We own and operate gaming properties in Las Vegas and Atlantic City. We operate three gaming and entertainment properties in the Las Vegas metropolitan area through our subsidiary American Casino and Entertainment Properties LLC (“American Casino”). The three properties are the Stratosphere Casino Hotel and Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s properties are well-recognized casinos in their respective marketplaces. We also own and operate the Sands Hotel and Casino in Atlantic City, New Jersey through our majority ownership of Atlantic Holdings.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      A summary balance sheet for gaming as of June 30, 2005 and December 31, 2004, included in the consolidated balance sheet, is as follows:

	June 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
Current assets	$145,876	$120,499
Property plant and equipment, net	455,812	461,000
Other assets	63,915	74,011

Total assets	$665,603	$655,510

Current liabilities	$60,392	$60,425
Long term debt	255,935	284,989
Other liabilities	10,546	10,746
Equity	338,730	299,350

Total liabilities and equity	$665,603	$655,510

      Summarized income statement information for the three and six month periods ended June 30, 2005 and 2004, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s)
	(Unaudited)
Revenues
Casino	$81,168	$80,911	$166,238	$161,622
Hotel	18,602	16,615	36,689	32,791
Food and beverage	23,307	22,519	45,249	44,210
Tower, retail and other income	10,105	10,282	19,118	19,538

Gross revenues	133,182	130,327	267,294	258,161
Less promotional allowances	10,750	11,739	22,059	23,221

Net revenues	122,432	118,588	245,235	234,940

Expenses
Casino	27,596	28,423	55,322	56,333
Hotel	8,033	6,674	14,759	12,925
Food and beverage	14,842	14,111	28,784	27,758
Tower, retail and other	4,324	3,626	8,171	6,980
Selling, general and administrative	41,352	42,519	83,963	82,097
Depreciation and amortization	9,360	10,448	18,580	20,404

	105,507	105,801	209,579	206,497

Operating income	$16,925	$12,787	$35,656	$28,443

b. Oil and Gas
      The Company conducts oil and gas operations through its wholly-owned subsidiary, AREP Oil and Gas LLC (“AREP Oil and Gas”). AREP Oil and Gas includes its 50.01% ownership interest in NEG, its 50% membership interest in NEG Holdings, its indirect 50% membership interest (through NEG) in NEG Holdings, and its 100% ownership interest in TransTexas and Panaco, which are now known as National Onshore, LP and National Offshore, LP, respectively. The Company’s oil and gas operations consist of exploration,

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
development, and production operations principally in Texas, Oklahoma, Louisiana and Arkansas and offshore in the Gulf of Mexico.
      A summary balance sheet for AREP Oil and Gas as of June 30, 2005 and December 31, 2004, included in the consolidated balance sheet, is as follows:

	June 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
Current assets	$101,272	$81,748
Oil and gas properties, full cost method	604,685	527,384
Other noncurrent assets	41,690	50,067

Total assets	$747,647	$659,199

Current liabilities	$75,881	$63,148
Noncurrent liabilities	171,495	336,933

Total liabilities	247,376	400,081
Equity	500,271	259,118

Total liabilities and equity	$747,647	$659,199

      Summarized income statement information for the three and six month periods ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s)
	(Unaudited)
Revenues	$73,378	$21,911	$89,071	$63,032

Cost and expenses:
Oil and gas operating expenses	11,524	7,467	23,951	15,293
Depreciation, depletion and amortization	25,348	14,610	46,776	31,111
General and administrative expenses	4,601	3,139	7,944	5,875

Total expenses	41,473	25,216	78,671	52,279

Operating income (loss)	$31,905	$(3,305)	$10,400	$10,753

      Oil and gas operating expenses comprise expenses that are directly attributable to exploration, development and production operations including lease operating expenses, transportation expenses, gas plant operating expenses, ad valorem and production taxes.
      For the three and six months ended June 30, 2005 natural gas comprised 71% and 70% of revenues, respectively.
      Included in revenue is the impact of unrealized gains and losses on derivatives. For the three months ended June 30, 2005 there was an unrealized gain of $6.9 million as compared to a loss of $14.5 million in the comparable period of the prior year. For the six months ended June 30, 2005 and 2004, net losses of $31.8 million and $13.8 million, respectively, were recognized.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

c. Real Estate
      The Company’s real estate operations consist of (1) rental real estate, (2) residential developments and (3) associated resort activities.
      Rental Real Estate. As of June 30, 2005, the Company owned 58 rental real estate properties. These primarily consist of fee and leasehold interests and, to a limited extent, interests in real estate mortgages in 23 states. Most of these properties are net-leased to single corporate tenants. Approximately 74% of these properties are currently net-leased, 2% are operating properties, 10% are vacant and 14% are held for sale.
      Property Development and Associated Resort Activities. The Company owns, primarily through its Bayswater and other subsidiaries, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts, and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of more than 450 and 980 units of residential housing, respectively. Both developments operate golf and resort activities.
      A summary of real estate assets as of June 30, 2005 and December 31, 2004, included in the consolidated balance sheet, is as follows:

	June 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
Rental properties
Finance leases, net	$75,158	$85,281
Operating leases	43,484	49,118
Property development	102,857	106,537
Resort properties	46,354	50,132

Total real estate	$267,853	$291,068

      In addition to the above are properties held for sale. The amount included in other current assets related to such properties was $38.8 million and $58.0 million at June 30, 2005 and December 31, 2004, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Summarized income statement information attributable to rental properties, residential development and resorts is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(In $000s)
		(Unaudited)
Revenues:
Rental real estate:
Interest income on financing leases	$1,801	$2,490	$3,767	$5,426
Rental income	1,982	1,901	4,017	3,792
Property development	14,459	12,443	22,738	17,457
Resort activities	6,603	2,938	12,166	4,273

Total revenues	24,845	19,772	42,688	30,948

Operating expenses:
Rental real estate	$1,404	$1,417	$3,456	$3,564
Property development	11,310	7,705	18,357	11,063
Resort activities	7,432	2,867	14,028	4,937

Total expenses	20,146	11,989	35,841	19,564

Operating income	$4,699	$7,783	$6,847	$11,384

      The Company markets portions of its commercial real estate portfolio. For the three and six months ended, sale activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s, except unit data)
	(Unaudited)
Properties sold	7	25	11	33
Proceeds received	$4,856	99,349	$37,608	118,087
Mortgage debt	—	—	10,702	93,845
Total gain recorded	2,644	48,032	15,834	61,007
Gain (loss) recorded in operations	$—	225	$(176)	(5,821)
Gain recorded in discontinued operations(i)	2,644	48,257	15,658	55,186

(i)	A gain of $5.7 million on the sale of resort properties was recognized in the three months ended March 31, 2005 in addition to gains on the rental portfolio.

6.	Investments

Trading Securities
      During the three months ended June 30, 2005, the Company designated certain securities as trading securities based on its intent with respect to the securities. As of June 30, 2005, the relevant securities had a market value of $48.0 million. The securities had been designated as available for sale in prior quarters. Accordingly, an unrealized loss of $.5 million that had been recorded as a component of other comprehensive

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
income was transferred to unrealized loss in the accompanying consolidated statement of earnings for the three months ended June 30, 2005.
      No securities were designated as trading securities as of December 31, 2004.

Available for sale

	June 30, 2005		December 31, 2004

	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value

	(Unaudited)
Current Investments:
U.S. government and agency obligations	$57,598	$57,598	$96,840	$96,840
Marketable equity and debt securities	51,669	46,031	2,248	2,248

	$109,267	$103,629	$99,088	$99,088

Non-Current Investments
U.S. government and agency obligations	$5,000	$5,000	$5,491	$5,491
WestPoint Stevens debt (note 21)	205,850	205,850	205,850	205,850
Other	752	752	40,098	40,098

	$211,602	$211,602	$251,439	$251,439

7.	Trade, Notes and Other Receivables
      The largest component of receivables was amounts due from brokers. As of June 30, 2005 (unaudited) and December 31, 2004 amounts due from broker was $145.5 million and $123.0 million, respectively.

8.	Property, Plant and Equipment
      Property, plant and equipment (“P,P&E”) consist of the following:

	June 30, 2005			December 31, 2004

		Accumulated			Accumulated
		Depletion/			Depletion/
	Cost	Depreciation	Net	Cost	Depreciation	Net

	(In $000s)
Oil and Gas	$1,050,799	$(446,114)	$604,685	$928,689	$(401,305)	$527,384
Gaming	615,019	(159,207)	455,812	602,673	(141,673)	461,000
Real Estate	294,678	(26,825)	267,853	311,230	(20,162)	291,068

Total P,P&E	$1,960,496	$(632,146)	$1,328,350	$1,842,592	$(563,140)	$1,279,452

      Depreciation, depletion and amortization expense for the six month periods ended June 30, 2005 and 2004 was $68.2 million and $53.7 million, respectively.

9.	Other Current and Non-Current Assets
      The largest component of other current assets is properties held for sale which totaled $38.8 million and $58.0 million at June 30, 2005 and December 31, 2004, respectively. Also included in other current assets are

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
restricted cash amounts of $4.7 million and $19.9 million at June 30, 2005 and December 31, 2004, respectively.
      Other non-current assets consist of the following:

	June 30,	December 31,
	2005	2004

	(In $000s)
Deferred taxes	$54,147	$56,416
Deferred finance costs	27,257	38,912
Restricted deposits	21,260	23,519
Other	22,530	6,714

	$125,194	$125,561

      Restricted deposits represent amounts escrowed with respect to asset retirement obligations at the Company’s oil and gas operations.

10.	Other Non-Current Liabilities
      Other non-current liabilities consist of the following:

	June 30,	December 31,
	2005	2004

	(In $000s)
Long-term liabilities	$82,444	$92,789
Minority interest	26,594	17,740
Other	2,444	—

	$111,482	$110,529

11.	Current Portion of Long-Term Debt
      The current portion of debt comprised the following:

	June 30,	December 31,
	2005	2004

	(In $000s)
GBH 11% Notes	$43,741	$43,741
Mortgages payable	23,765	31,177
Other	2,656	1,761

	$70,162	$76,679

GBH 11% Notes
      The outstanding principal of $43,741,000 is due on September 29, 2005 and interest is payable on March 29 and September 29.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12.	Long Term Debt
      Long-term debt comprised the following:

	June 30,	December 31,
	2005	2004

	(In $000s)
Senior unsecured 7.125% notes due 2013	$480,000	$—
Senior unsecured 8.125% notes due 2012	350,760	350,598
Senior secured 7.85% notes due 2012	215,000	215,000
Borrowings under credit facilities	110,934	51,834
Mortgages payable	83,649	91,896
Other	4,298	4,977

Total long-term debt	1,244,641	714,305
Less: current portion of mortgages payable	23,765	31,177

	$1,220,876	$683,128

Senior Unsecured 7.125% Notes Due 2013
      On February 7, 2005, AREP and its subsidiary, American Real Estate Finance Corp. (“AREF”), closed on their offering of senior notes due 2013. The notes, in the aggregate principal amount of $480 million, were priced at 100% of principal amount. The notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15, commencing August 15, 2005. The notes will mature on February 15, 2013. AREF, a wholly owned subsidiary of AREP, was formed solely for the purpose of serving as co-issuer of the notes. AREF does not have any operations or assets and does not have any revenues. AREH is a guarantor of the debt; however, no other subsidiaries guarantee payment on the notes. Simultaneously, AREP loaned AREH $474 million from the proceeds of the note offering. The loan is under the same terms and conditions as AREP’s 7.125% senior notes due in 2013.
      The notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates. The notes were issued in an offering not registered under the Securities Act of 1933. At the time AREP issued the notes, AREP entered into a registration rights agreement in which it agreed to exchange the notes for new notes which have been registered under the Securities Act of 1933. If the registration statement is not declared effective by the SEC on or prior to December 5, 2005 or if AREP fails to consummate an exchange offer in which we issue notes registered under the Securities Act of 1933 in exchange for the privately issued notes within 30 business days after December 5, 2005, then AREP will pay, as liquidated damages, $.05 per week per $1,000 principal amount for the first 90 day period following such failure, increasing by an additional $.05 per week of $1,000 principal amount for each subsequent 90 day period, until all failures are cured. The registration statement was filed with the SEC on June 21, 2005.

Borrowings Under Credit Facility
      On December 29, 2003, NEG Operating entered into a Credit Agreement (the “Credit Agreement”) with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as Administrative Agent and Bank of Texas, N.A. and Bank of Nova Scotia as Co-Agents. The Credit Agreement was amended as of July 29, 2005 in connection with AREP’s acquisition of a membership interest in NEG Holdings.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The Credit Agreement provides for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the Credit Agreement). The Credit Agreement provides further that the amount available to NEG Holdings at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, NEG Operating has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.
      At NEG Operating’s option, interest on borrowings under the Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75% to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. The Credit Agreement expires on September 1, 2006. As of June 30, 2005 the outstanding balance under the credit facility was $110.9 million.
      Pursuant to the terms of the Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A. (the “Pledge Agreement”), in order to secure the performance of the obligations of NEG Holdings (1) each of NEG and AREP have pledged their 50% membership interest in NEG Holdings (such interests constituting 100% of the outstanding equity membership interest of NEG Holdings); (2) NEG Holdings has pledged its 100% equity membership interest in Operating LLC; and (3) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (1), (2) and (3) above are collectively referred to as the “Collateral”).
      The Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth.

13.	Other Income (Expense)
      Other Income (Expense) comprises the following;

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s)
	(Unaudited)
Net gains (losses) on marketable securities	$(21,324)	$8,310	$380	$37,167
Minority interest	616	75	1,547	744
Gain on sale or disposition of real estate	(10)	(225)	176	5,821
Other	(162)	(1,099)	(599)	(1,808)

	$(20,880)	$7,061	$1,504	$41,924

      Included in net gains (loss) on marketable securities are net unrealized losses on a short position of $14.4 million and $3.9 million for the three and six months ended June 30, 2005, respectively. There were no such losses in the three and six months ended June 30, 2004.

14.	Preferred Units
      Pursuant to the terms of the preferred units, on March 4, 2005, the Company declared its scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preference unit of $10. The distribution was paid on March 31, 2005 to holders of record as of March 15, 2005. A total of 514,133 additional preferred units were issued. At June 30, 2005, 10,800,397 preferred units are issued and outstanding. In February 2005, the number of authorized preferred units was increased to 10,900,000.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

15.	Earnings Per Limited Partnership Unit
      Basic earnings per LP unit are based on earnings which are attributable to limited partners. Net earnings available for limited partners are divided by the weighted average number of limited partnership units outstanding. Diluted earnings per LP unit are based on earnings before the preferred unit distribution as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding assuming conversion. The Preferred Units are considered to be equivalent units.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s, except per unit data)
Attributable to Limited Partners:
Basic income (loss) from continuing operations	$(12,411)	$27,100	$16,110	$72,004
Add Preferred LP Unit distribution	1,323	1,260	2,583	2,461

Income (loss) before discontinued operations	(11,088)	28,360	18,693	74,465
Income from discontinued operations	2,775	48,912	22,063	58,629

Diluted earnings (loss)	$(8,313)	$77,272	$40,756	$133,094

Weighted average limited partnership units outstanding	46,271,455	46,098,284	46,185,348	46,098,284
Dilutive effect of redemption of Preferred LP Units	3,904,994	5,839,749	3,788,634	6,120,384

Weighted average limited partnership units and equivalent partnership units outstanding	50,176,449	51,938,033	49,973,982	52,218,668

Basic earnings:
Income (loss) from continuing operations	$(0.27)	$0.59	$0.35	$1.56
Income (loss) from discontinued operations	0.06	1.06	0.48	1.27

Basic earnings (loss) per LP unit	$(0.21)	$1.65	$0.83	$2.83

Diluted earnings:(i)
Income (loss) from continuing operations	$(0.27)	$0.55	$0.35	$1.43
Income (loss) from discontinued operations	0.06	0.94	0.44	1.12

Diluted earnings (loss) per LP unit	$(0.21)	$1.49	$0.79	$2.55

(i)	The computation of diluted earnings per LP unit for the three months ended June 30, 2005 excludes the impact of the redemption of the Preferred LP units as the impact of the redemption would have been anti-dilutive.

16.	Asset Retirement Obligations
      The Company’s asset retirement obligation represents expected future costs to plug and abandon its wells, dismantle facilities, and reclamate sites at the end of the related assets’ useful lives.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      As of June 30, 2005, the Company had $21.3 million held in various escrow accounts relating to the asset retirement obligations for certain offshore properties, which is included in other non-current assets in the consolidated balance sheet. The following table summarizes changes in the Company’s asset retirement obligations during the six months ended June 30, 2005 and the year ended December 31, 2004

	June 30,	December 31,
	2005	2004

	(In $000s):
Asset retirement obligation-beginning of period	$56,524	$6,746
Accretion expense	1,620	593
Acquistions	—	49,538
Liabilities sold	(16,758)	—
Revisions/settlements	—	(353)

Asset retirement obligation-end of period	$41,386	$56,524

17.	Oil and Gas Derivatives
      The following is a summary of the Company’s commodity price collar agreements as of June 30, 2005:

Type of Contract	Production Month	Volume per Month	Floor	Ceiling

No cost collars	Jan-Dec 2005	40,000 Bbls	$42.50	$46.00
No cost collars	March-Dec 2005	14,000 Bbls	44.50	48.00
No cost collars	Jan-Dec 2005	25,000 Bbls	43.60	45.80
No cost collars	March-Dec 2005	250,000 MMBTU	6.05	7.30
No cost collars	Jan-Dec 2005	550,000 MMBTU	6.00	8.35
No cost collars	Jan-Dec 2005	300,000 MMBTU	3.25	4.60
No cost collars	Jan-Dec 2005	300,000 MMBTU	4.75	5.45
No cost collars	Jan-Dec 2005	250,000 MMBTU	6.00	8.70
No cost collars	Jan-Dec 2006	31,000 Bbls	41.65	45.25
No cost collars	Jan-Dec 2006	16,000 Bbls	41.75	45.40
No cost collars	Jan-Dec 2006	570,000 MMBTU	6.00	7.25
No cost collars	Jan-Dec 2006	120,000 MMBTU	6.00	7.28
No cost collars	Jan-Dec 2006	500,000 MMBTU	4.50	5.00
      The Company records derivatives contracts as assets or liabilities in the balance sheet at fair value. As of June 30, 2005 and December 31, 2004, these derivatives were recorded as a liability of $48.5 million and $16.7 million, respectively. The fair value of the derivatives contracts that mature within a 12 month period of the balance sheet date ($32.4 million and $8.9 million as of June 30, 2005 and December 31, 2004, respectively) is included in other current liabilities in the balance sheet. The long-term portion is included in other non-current liabilities. The Company has elected not to designate any of these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses are included in oil and gas

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
revenues. The Company’s realized and unrealized losses on its derivatives contracts for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(In $000s)
Realized loss (cash payments)	$4,835	$3,939	$7,967	$3,866
Unrealized (gain) loss	(6,936)	14,456	31,833	13,817

	$(2,101)	$18,395	$39,800	$17,683

      For derivatives contracts in loss positions, the Company is required to provide collateral to Shell Trading (US) in the form of margin deposits or a letter of credit from a financial institution. As of June 30, 2005, the Company had $20.9 million on deposit with Shell Trading (US), which is included in Other current assets on the balance sheet, and a letter of credit in the amount of approximately $11.0 million securing the Company’s derivatives positions.

18.	Segment Reporting
      Through the end of the first quarter of 2005, the Company maintained six operating segments. The six operating segments consisted of: (1) hotel and casino operating properties, (2) property development, (3) rental real estate, (4) hotel and resort operating properties, (5) investment in oil and gas operating properties and 6) investments in securities, including investments in other limited partnerships and marketable equity and debt securities.
      During the second quarter, in connection with recent acquisition activity and the Company’s increasing focus on its operating activities, the Company has eliminated “investments in securities” as an operating and reportable segment. Accordingly, the Company has reclassified investment income from revenue to other income.
      As a result of the above change, beginning in the second quarter of 2005, the Company will begin to report the following reportable segments: (1) gaming (formerly called “hotel and casino operating properties”); (2) oil and gas; and (3) property development, (4) rental real estate and (5) resort operating activities (formerly “hotel and resort operating properties”). The Company’s three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheet and statement of earnings.
      The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The revenues and net segments earnings for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s)
Revenues:
Oil and gas	$73,378	$21,911	$89,071	$63,032
Gaming	122,432	118,588	245,235	234,940
Real estate
Property development	14,459	12,443	22,738	17,457
Rental real estate	3,783	4,391	7,784	9,218
Resort operating properties	6,603	2,938	12,166	4,273

Total real estate	24,845	19,772	42,688	30,948

Total revenues	$220,655	$160,271	$376,994	$328,920

Net segment operating income:
Oil and gas	$31,905	$(3,305)	$10,400	$10,753
Gaming	16,925	12,787	35,656	28,443
Real estate
Property development	3,149	4,738	4,381	6,394
Rental real estate	2,379	2,974	4,328	5,654
Resort operating properties	(829)	71	(1,862)	(664)

Total real estate earnings	4,699	7,783	6,847	11,384

Total segment operating income	53,529	17,265	52,903	50,580

Holding company costs(i)	(5,234)	(1,838)	(8,986)	(3,177)

Total operating income	48,295	15,427	43,917	47,403

Interest expense	(28,330)	(14,724)	(51,453)	(25,271)
Interest and other income	16,115	17,447	32,873	23,967
Other income (expense)	(20,880)	7,061	1,504	41,924
Income tax expense	(9,029)	(3,944)	(12,436)	(10,176)

Income from continuing operations	$6,171	$21,267	$14,405	$77,847

Depreciation, depletion and amortization (D, D&A) by segment:
Oil and gas	$25,348	$14,610	$46,776	$31,111
Gaming	9,360	10,448	18,580	20,404
Real estate
Rental real estate	410	521	1,030	1,280
Resort operating properties	870	630	1,738	1,277

Total real estate	1,280	1,151	2,768	2,557

D,D&A in operating expenses	35,988	26,209	68,124	54,072

Amortization in interest expense	566	127	1,039	183

Total D,D&A	$36,554	$26,336	$69,163	$54,255

i)	Holding company costs include general and administrative expenses and acquisition costs of the holding company. General and administrative expenses of the segments are included in their respective operating expenses in the accompanying statements of earnings.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	June 30,	December 31,
	2005	2004

	(In $000s)
Property, plant and equipment, net
Oil and gas	$604,685	$527,384
Gaming	455,812	461,000
Real estate	267,853	291,068

Total	$1,328,352	$1,279,452

19.	Income Taxes
      The Company’s corporate subsidiaries recorded the following income tax (expense) benefit attributable to continuing operations for its taxable subsidiaries for the three and six months ended June 30, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(In $000s)
Current	$(2,487)	$980	$(3,841)	$(3,941)
Deferred	(6,542)	(4,924)	(8,595)	(6,235)

	$(9,029)	$(3,944)	$(12,436)	$(10,176)

      The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at June 30, 2005 and December 31, 2004 (in $000’s):

	June 30,	December 31,
	2005	2004

	(In $000s)
		(Unaudited)
Deferred tax assets:
Depreciation	$20,383	$16,871
Net operating loss carryforwards	54,263	90,490
Investment in NEG Holding LLC	(450)	5,333
Other	24,631	36,940

	98,827	149,634
Valuation allowance	(41,995)	(88,590)

Sub-total	56,832	61,044
Less current portion	(2,685)	(4,628)

Long-term deferred tax assets	$54,147	$56,416

      At December 31, 2004, NEG had operating loss carryforwards available for federal income tax purposes of approximately $75.9 million, which begin expiring in 2009. Net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of NEG. Prior to the formation of NEG Holdings, the income tax benefit associated with the loss carryforwards had not been recognized, since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of NEG Holdings, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
still needed and concluded, based on the projected allocation of taxable income by NEG Holdings, NEG more likely than not will realize a partial benefit from the loss carryforwards. In accordance with SFAS 109, NEG recorded a deferred tax asset of $19.3 million as of December 31, 2004. Ultimate realization of the deferred tax asset is dependent upon, among other factors, NEG’s ability to generate sufficient taxable income during the carryforward periods.
      At December 31, 2004, TransTexas had net operating loss carryforwards available for federal income tax purposes of approximately $61.2 million which will begin to expire in 2020. Utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $2.2 million due to a change in control of ownership (as defined in the Internal Revenue Code).
      On April 6, 2005, pursuant to the TransTexas purchase agreement, TransTexas merged into a limited partnership owned by AREP. The transaction resulted in the net operating loss carryforwards remaining with the former parent company, and, in accordance with SFAS 109, the net deferred tax liabilities of approximately $6.7 million were credited to equity.
      At December 31, 2004, Panaco had net operating loss carryforwards available for federal income tax purposes of approximately $42.6 million which begin to expire in 2019. On June 30, 2005, pursuant to the Panaco purchase agreement, Panaco merged into a limited partnership owned by AREP in exchange for AREP partnership units. The purchase was a nontaxable transaction resulting in the net operating loss carryforwards remaining with the former Panaco shareholders. Additionally, in accordance with SFAS 109, for financial reporting purposes, the net deferred tax assets of approximately $2.6 million were debited to equity.

20.	Commitments and Contingencies
      The Company is involved in other legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition of the Company.

21.	Subsequent Events

Securities
      The Company sold short certain equity securities. Gains and losses on securities sold short are recorded as unrealized gains (losses) in the Company’s statement of earnings. Based on the market value at August 1, 2005, additional losses of approximately $14.3 million had been incurred with respect to the securities sold short in addition to those recognized as of June 30, 2005.

WestPoint Stevens Acquisition
      On August 8, 2005, WestPoint International, Inc. (“WestPoint International”), an indirect subsidiary of AREP, completed the acquisition of substantially all of the assets of WestPoint Stevens, Inc. (“WestPoint”). The acquisition was completed pursuant to an agreement dated June 23, 2005, which was approved by the U.S. Bankruptcy Court on June 30, 2005. WestPoint is engaged in the business of manufacturing, marketing and distributing bed and bath home fashion products.
      The terms of the agreement provide for the issuance of stock in WestPoint International, that will own, indirectly, all of the assets of WestPoint. The holders of the first lien debt of WestPoint will receive 35% of the common stock of WestPoint International. As the holder of 40% of the first lien debt, the Company will acquire approximately 14% of the common stock of WestPoint International. The Company paid approximately $206 million for the first and second lien debt of WestPoint that it previously owned. The holders of first and second lien debt will receive rights to subscribe to approximately 47% of the common stock of WestPoint International.

AMERICAN REAL ESTATE PARTNERS, L.P.
FORM 10-Q JUNE 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The Company has committed to invest $187 million and up to an additional $125 million, depending on whether holders of subscription rights exercise their rights. Depending on the exercise of rights, the Company’s ownership of West Point International common stock could range from approximately 50.4% to 79.0% of the common stock.
      Based on unaudited financial information, the revenues and operating loss for WestPoint for the year ended December 31, 2004 were $1,618.7 million and $46.4 million, respectively.

Offer to Acquire Remaining Shares in National Energy Group (“NEG”)
      On July 8, 2005, the Company made an offer to the Board of Directors of NEG to acquire, for $3 per share, the shares in NEG that the Company does not already own. As discussed above, the Company already owns 50.01% of NEG. The purchase of the additional shares, if all of the shares were acquired at the price offered by the Company, would require a cash payment of $16.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is comprised of the following sections:

1.	Overview

2.	Results of Operations

•	Consolidated Financial Results

•	Gaming

•	Oil and Gas

•	Real Estate

•	Corporate and Investments

3.	Liquidity and Capital Resources

•	Consolidated Financial Results

•	Gaming

•	Oil and Gas

•	Real Estate
4.                Certain Trends and Uncertainties
Overview
      We are a diversified holding company engaged in a variety of businesses. Our primary business strategy is to continue to grow and enhance the value of our core businesses, including oil and gas, gaming and real estate. In addition, we seek to acquire undervalued assets and companies that are distressed or in out of favor industries. In continuation of our strategy to grow our core businesses, we have recently acquired additional oil and gas and gaming assets from affiliates of Mr. Icahn. See Note 2 “Related Party Transactions.” To capitalize on favorable real estate market conditions and the mature nature of our commercial real estate portfolio, we have offered our rental real estate portfolio for sale and other real estate assets may be sold if the appropriate level of returns can be achieved.
Results of Operations

Consolidated Financial Results
      The Company’s historical financial statements herein have been restated to reflect the five entities acquired in the second quarter of 2005 as discussed in note 2 to the consolidated financial statements.
      The key factors affecting the financial results for the three and six months ended June 30, 2005 were:

Three months ended June 30, 2005 compared to three months ended June 30, 2004

•	Increased operating income from oil and gas activities reflecting higher prices for oil and gas, and higher production volumes and reduced derivative losses. On a reported basis, operating income from oil and gas activities in the second quarter of 2005 was $35.2 million higher than operating income from oil and gas activities for the same period in the prior year.

•	Higher interest expense in the current year as a result of higher debt levels. On a reported basis, interest expense increased approximately $13.6 million.

•	Losses on marketable securities. Net losses on securities were $21.3 million in the current year versus net gains of $8.3 million in the prior year.

•	Reduced gains on sales of properties. On a reported basis, income from gains on discontinued operations fell $47.1 million.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

•	Reduction in gains on securities. Net gains on securities were $.4 million in the current year versus $37.2 million in the prior year.

•	Higher interest expense in the current year as a result of higher debt levels. Interest expense increased approximately $26.2 million but is offset by an increase in interest and other income of $8.9 million.

•	Increased operating income from gaming. On a reported basis, operating income in the six months ended June 30, 2005 was $7.2 million higher than the same period in the prior year.

Three months ended June 30, 2005 compared to three months ended June 30, 2004
      Revenues increased by $60.4 million, or 37.7%, during the three months ended June 30, 2005 as compared to the same period in 2004. This increase reflects increases of $51.5 million in oil and gas revenues, $3.8 million in gaming revenues, and $5.1 million in revenues from real estate activities.
      Operating income increased by $32.9 million, or 213%, during the three months ended June 30, 2005 as compared to the same period in 2004. This increase reflects increases of $35.2 million in operating income from oil and gas and $4.1 million from gaming, offset by a $3.1 million reduction in operating income from real estate activities and an increase in corporate costs of $3.3 million.
      Interest expense increased by $13.6 million, or 92.4%, during the three months ended June 30, 2005 as compared to the same period in 2004. This increase reflects the increased amount of borrowings. Interest and other income decreased by $1.3 million, or 7.6%, during the three months ended June 30, 2005 as compared to the same period in 2004. The decrease reflects increased interest income offset by lower other income.

Six months ended June 30, 2005 compared to six months ended June 30, 2004
      Revenues increased by $48.1 million, or 14.6%, during the six months ended June 30, 2005 as compared to the same period in 2004. This decrease reflects increases of $26.0 million in oil and gas revenues, $10.3 million in gaming revenues, and $11.8 in revenues million from real estate activities.
      Operating income decreased by $3.5 million, or 7.4%, during the six months ended June 30, 2005 as compared to the same period in 2004. This increase reflects an increase by $7.2 million in operating income from gaming, offset by decreases in operating income of $.4 million from oil and gas, $4.5 million from real estate activities and an increase in corporate costs of $5.8 million.
      Interest expense increased by $26.2 million, or 103.6%, during the six months ended June 30, 2005 as compared to the same period in 2004. This increase reflects the increased amount of borrowings. Interest income and other increased by $8.9 million, or 37.2%, during the six months ended June 30, 2005 as compared to the same period in 2004.

Gaming
      The following table summarizes the key operating data for the Company’s gaming segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s, except per unit data)
	(Unaudited)
		(Restated)		(Restated)
Revenues
Casino	$81,168	$80,911	$166,238	$161,622
Hotel	18,602	16,615	36,689	32,791
Food and beverage	23,307	22,519	45,249	44,210
Tower, retail and other income	10,105	10,282	19,118	19,538

Gross revenues	133,182	130,327	267,294	258,161
Less promotional allowances	10,750	11,739	22,059	23,221

Net revenues	122,432	118,588	245,235	234,940

Expenses
Casino	27,596	28,423	55,322	56,333
Hotel	8,033	6,674	14,759	12,925
Food and beverage	14,842	14,111	28,784	27,758
Tower, retail and other	4,324	3,626	8,171	6,980
Selling, general and administrative	41,352	42,519	83,963	82,097
Depreciation and amortization	9,360	10,448	18,580	20,404

	105,507	105,801	209,579	206,497

Operating income	$16,925	$12,787	$35,656	$28,443

Operating income %	13.8%	10.8%	14.5%	12.1%

Three months ended June 30, 2005 compared to the three months ended June 30, 2004
      Gross revenues increased 2.2% to $133.2 million for the second quarter of 2005 from $130.3 million for the second quarter of 2004. This increase was primarily due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues, primarily attributable to an increase in business volume, as discussed below. Las Vegas gross revenues increased 9.7% while Atlantic City gross revenues decreased 8.2%.
      Casino revenues increased 0.3% to $81.2 million for the second quarter of 2005 from $80.9 million for the second quarter of 2004. Combined slot machine revenues increased to $64.5 million, or 79.5% of combined casino revenues, and combined table game revenues declined to $14.7 million, or 18.2% of combined casino revenues, for the second quarter of 2005 compared to $64.1 million and $16.1 million, respectively, for the second quarter of 2004. Las Vegas casino revenues increased 10.0% while Atlantic City casino revenues decreased 9.1%.
      Hotel revenues increased 12.0% to $18.6 million, for the second quarter of 2005 from $16.6 million, for the second quarter of 2004. This increase was primarily due to an increase in the average daily room rate from $56.12 to $61.39, or 9.4%. The increase in the average daily room rate was primarily attributable to a change in our hotel market mix and an increase in tourism in the Las Vegas market. Las Vegas hotel revenues increased 13.6% and Atlantic City hotel revenues increased 4.0%.

      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 13.2% for the second quarter of 2005 from 14.5% for the second quarter of 2004. This decrease was attributable to a reduction in benefits from promotional activities related to slots in Las Vegas. This percentage for Las Vegas operations decreased by 17.1% offset by a 1.1% increase in Atlantic City.
      Casino expenses decreased by 2.9% to $27.6 million for the second quarter of 2005 from $28.4 million for the second quarter of 2004. The decrease in casino expenses was primarily due to a reduction in labor costs and revenue taxes as a result of less casino revenues in the Atlantic City operations.
      Hotel operating expenses increased 20.4% to $8.0 million, for the second quarter of 2005 from $6.7 million for the second quarter of 2004. This increase was primarily due to an increase in labor costs and supplies in our Las Vegas operations as a result of the increased business volume.
      Food and beverage operating expenses increased 5.2% to $14.8 million for the second quarter of 2005 from $14.1 million for the second quarter of 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume in our Las Vegas operations which was offset by a decrease in labor costs in our Atlantic City operations.
      Other operating expenses increased 19.2% to $4.3 million for the second quarter of 2005 from $3.6 million for the second quarter of 2004. This increase was primarily due to an increase in labor costs associated with the opening of a new thrill ride at the Stratosphere Hotel in Las Vegas.
      Selling, general and administrative expenses were primarily comprised of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses decreased 2.7% to $41.4 million for the second quarter of 2005 from $42.5 million for the second quarter of 2004. This decrease was primarily due to a reduction in marketing expenses which were offset by an increase in payroll expenses, credit card fees and property taxes.

Six months ended June 30, 2005 compared to Six months ended June 30, 2004
      Gross revenues increased 3.5% to $267.3 million for the six months ended June 30, 2005 from $258.2 million for the six months ended June 30, 2004. This increase was primarily due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues, primarily attributable to an increase in business volume. Las Vegas gross revenues increased 9.6% while Atlantic City gross revenues decreased 5.3%.
      Casino revenues increased 2.9% to $166.2 million for the six months ended June 30, 2005 from $161.6 million for the six months ended June 30, 2004. Combined slot machine revenues increased to $128.4 million, or 77.3% of combined casino revenues, and combined table game revenues declined to $32.3 million, or 19.4% of combined casino revenues, for the six months ended June 30, 2005 compared to $127.1 million and $32.5 million, respectively, for the six months ended June 30, 2004. Las Vegas casino revenues increased 11.1% while Atlantic City casino revenues decreased 5.7%.
      Hotel revenues increased 11.9% to $36.7 million for the six months ended June 30, 2005 from $32.8 million for the six months ended June 30, 2004. This increase was primarily due to an increase in the average daily room rate from $56.60 to $63.45 or 12.1%. The increase in the average daily room rate was primarily attributable to a change in our hotel market mix and an increase in tourism in the Las Vegas market. Las Vegas hotel revenues increased 13.6% and Atlantic City hotel revenues increased 2.3%.
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 13.3% for the six months ended June 30, 2005 from 14.4% for the six months ended June 30, 2004. This decrease was attributable to a reduction in benefits from promotional activities related to slots. Promotional allowances as a percentage of casino revenues for Las Vegas operations decreased by 15.1% and for Atlantic City operations increased by 1.5%.

      Casino expenses decreased by 1.8% to $55.3 million for the six months ended June 30, 2005 from $56.3 million for the six months ended June 30, 2004. The decrease in casino expenses was primarily due to a reduction in labor costs at our Atlantic City operations and revenue taxes as a result of less casino revenue at our Atlantic City operations.
      Hotel operating expenses increased 14.2% to $14.8 million for the six months ended June 30, 2005 from $12.9 million for the six months ended June 30, 2004. This increase was primarily due to an increase in labor costs and supplies due to increased volume.
      Food and beverage operating expenses increased 3.7% to $28.8 million for the six months ended June 30, 2005 from $27.8 million for the six months ended June 30, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.
      Other operating expenses increased 17.1% to $8.2 million for the six months ended June 30, 2005 from $7.0 million for the six months ended June 30, 2004. This increase was primarily due to an increase in labor costs associated with the opening of a new thrill ride at the Stratosphere.
      Selling, general and administrative expenses primarily consist of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 2.3% to $84.0 million for the six months ended June 30, 2005 from $82.1 million for the six months ended June 30, 2004. This increase was primarily due to an increase in payroll expenses, credit card fees and property taxes which were offset by a reduction in marketing expenses.

Results by Location
      The following is an analysis of revenue and operating income by geographical location for the Company’s gaming segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net revenues
Las Vegas	$81,509	$73,360	$164,437	$148,369
Atlantic City	40,923	45,228	80,798	86,571

Total gaming	$122,432	$118,588	$245,235	$234,940

Operating income
Las Vegas	$17,507	$11,045	$37,297	$25,924
Atlantic City	(674)	1,938	(2,138)	2,878
Other	92	(196)	497	(359)

Total gaming	$16,925	$12,787	$35,656	$28,443

Oil and Gas
      The following table summarizes key operating data for the oil and gas segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s)
	(Unaudited)
		(Restated)		(Restated)
Revenues	$73,378	$21,911	$89,071	$63,032
Cost and expenses:
Oil and gas operating expenses	11,524	7,467	23,951	15,293
Depreciation, depletion and amortization	25,348	14,610	46,776	31,111
General and administrative expenses	4,601	3,139	7,944	5,875

	41,473	25,216	78,671	52,279

Operating income	$31,905	$(3,305)	$10,400	$10,753

Operating income %	43.5%	(15.1)%	11.7%	17.1%
      For the three and six months ended June 30, 2005 natural gas comprised 71% and 70% of sales, respectively.
      Included in revenue is the impact of unrealized gains and losses on derivatives. For the three months ended June 30, 2005 there was an unrealized gain of $6.9 million as compared to a loss of $14.5 million in the comparable period of the prior year. For the six months ended June 30, 2005 and 2004, net losses of $31.8 million and $13.8 million, respectively, were recognized.
      The oil and gas revenues include the effect of our derivative contracts, both realized and unrealized. The following table details the components of oil and gas revenue for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Gross oil and gas revenue	$71,277	$40,306	$128,871	$80,715
Realized derivative losses	(4,835)	(3,939)	(7,967)	(3,866)
Unrealized derivative gains (losses)	6,936	(14,456)	(31,833)	(13,817)

Revenues	$73,378	$21,911	$89,071	$63,032

      Other data related to oil and gas operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Production data:
Oil (Mbbls)	392	242	731	511
Natural gas (MMcf)	7,068	4,437	12,993	9,426
Natural gas liquids (Mbbls)	95	185	186	326
Natural gas equivalents (Mmcfe)	9,991	6,999	18,492	14,446
Average Sales Price:
Oil (per Bbl)	$47.50	$31.06	$47.88	$30.93
Natural gas (per Mcf)	6.32	5.41	5.95	5.51
Natural gas liquids (per Bbl)	29.93	22.50	30.17	23.44
Natural gas Equivalents (per Mcfe)	6.62	5.10	6.38	5.22
Expense per Mcfe:
Oil and gas operating expenses	$1.15	$1.07	$1.30	$1.06
Depreciation, depletion and amortization	2.54	2.09	2.53	2.15
General and administrative expenses	0.46	0.45	0.43	0.41
      For the three and six month periods ended June 30, 2004, the oil and gas segment include operations of NEG, TransTexas and NEG Holdings. For the three and six month periods ended June 30, 2005, the operations of Panaco, Inc are also included. The acquisition of Panaco was effective December 31, 2004. Most fluctuations between 2005 and 2004 are due to the addition of the Panaco operations in 2005, as well as the impact of unrealized derivative losses.
      The oil and gas segment’s revenues, profitability, future growth and the carrying value of our properties are substantially dependent on prevailing prices of oil and gas, our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable and our ability to develop existing proved undeveloped reserves. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Currently the industry is experiencing a dramatic increase in the price of oil and gas. This is somewhat offset by higher service costs for drilling, completing and operating oil and gas properties. The net impact is that the oil and gas segment is experiencing increased operating income due to higher prices.

Three months ended June 30, 2005 compared to June 30, 2004
      Revenues for the second quarter of 2005 increased $51.5 million or 235% as compared to the comparable period in 2004. This increase is partly attributable to the acquisition of Panaco effective January 1, 2005, with Panaco accounting for $17.8 million of additional revenues. Oil and gas revenues include unrealized losses from marking to market derivative positions. For the second quarter of 2005 we recorded a gain of $6.9 million and for the second quarter ended 2004 we recorded a loss of $14.5 million on derivative positions. The effect of recording these unrealized losses on derivatives resulted in an increase in revenue of $21.4 million for the second quarter of 2005 when compared to the comparable period in the prior year. The balance of the 2005 increase in revenues, $12.3 million, is the result of higher pricing and increased production in 2005.

      Realized and unrealized losses on our derivatives contracts for the periods indicated were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s)
Realized loss (cash payments)	$4,835	$3,939	$7,967	$3,866
Unrealized (gain) loss	(6,936)	14,456	31,833	13,817

	$(2,101)	$18,395	$39,800	$17,683

      Changes in the fair value of our derivatives contracts due to changes in commodity prices may have a significant impact on our oil and gas revenues in the future
      Our average natural gas price increased by 17% and our average crude oil price increased by 53% in the second quarter of 2005 as compared to the same period in 2004.
      Our natural gas production in the second quarter of 2005 increased by 59% to 7,068 Mmcf compared to the second quarter of 2004. The increase in natural gas production was partly attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, gas production increased 32% due to successful drilling activity.
      Our oil production in the second quarter of 2005 increased by 62% to 392 mbbls compared to the second quarter of 2004. The increase in oil production was attributable to the acquisition of Panaco effective January 1, 2005. Absent the Panaco acquisition, production decreased 9.8% due to the sale of Chapman Ranch Field in 2004.
      Oil and gas operating expenses increased $4.0 million, or 54% to $11.5 million during the second quarter of 2005 as compared to $7.5 million in the second quarter of 2004. Oil and gas operating expenses per mcfe increased $.08 or 7.5% compared to the same period in 2004. The increase was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, oil and gas operating expenses increased 22.5% due to additional wells added through drilling and rising operating expenses.
      Depletion, depreciation and amortization for the oil and gas segment (“DD&A”) increased $10.7 million, or 73% to $25.3 million during the second quarter of 2005 as compared to $14.6 million during the second quarter of 2004. DD&A per mcfe increased $.45 or 22% to 2.54 per mcfe as compared to $2.09 in 2004. The increase was attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, DD&A expense increased 21% due to higher production in 2005 and higher average depletion rate.
      General and administrative expenses for the oil and gas segment (“G&A”) increased $1.5 million (47%) to $4.6 million during the second quarter of 2005 as compared to $3.1 million during the second quarter of 2004. G&A was $.46 and $.45 per mcfe for the three months ended June 30, 2005 and 2004, respectively. The increase was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, G&A expense would have remained relatively unchanged.

Six months ended June 30, 2005 compared to six months ended June 30, 2004
      Revenues for the six month period ended June 30, 2005 increased $26 million or 41% as compared to the comparable period in 2004. Oil and gas revenues include unrealized losses of $31.8 million and $13.8 million during the six month periods ended June 30, 2005 and 2004, respectively, relating to the Company’s derivatives positions. The effect of recording the unrealized losses on derivatives resulted in a decrease in revenue of $18.0 million when compared to the comparable period in the prior year. The increase in revenues for the six months ended June 30, 2005 was also attributable to the acquisition of Panaco, effective January 1, 2005. Absent the Panaco acquisition, revenue increased 5% due to higher prices and increased production due to successful drilling activity.
      Our average natural gas price increased by 8% and our average crude oil price increased by 55% during the six month period ended June 30, 2005 as compared to the same period in 2004.

      Our natural gas production during the six month period ended June 30, 2005 increased by 38% to 12,993 mmcf compared to the comparable period in 2004. The increase in natural gas production was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the Panaco acquisition, gas production increased 17% due to successful drilling activity.
      Our oil production during the six month period ended June 30, 2005 increased by 43% to 731 mbbls compared to the comparable period in 2004. The increase in oil production was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the Panaco acquisition, oil production decreased 16% due to the sale of Chapman Ranch Field in 2004.
      For the six month period ended June 30, 2005, oil and gas operating expenses increased $8.7 million (57%) to $24.5 as compared to $15.3 million in the comparable period of 2004. Oil and gas operating expenses per mcfe increased $.24 or 23% compared to the same period in 2004. The increase/decrease was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the Panaco acquisition, oil and gas operating expenses increased 19% due to additional wells added through drilling and rising operating expenses.
      For the six month period ended June 30, 2005, DD&A increased $15.7 million (50%) to $46.8 million as compared to $31.1 million during the comparable period in 2004. DD&A per mcfe increased $.38 or 18% to 2.53 per mcfe as compared to 2.15 in 2004. The increase was attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, DD&A expense increased 7.4% due to higher production in 2005 and a higher average depletion rate.
      For the six month period ended June 30, 2005, G&A increased $2.0 million (35%) to $7.9 million as compared to $5.9 million during the comparable period in 2004. G&A per mcfe increased $.02 or 5% to .43 per mcfe as compared to .41 in 2004. The increase was attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, G&A expense would have remained relatively unchanged.

Real Estate
      The Company’s real estate activities comprise three segments: 1) rental real estate, 2) property development, and 3) resort operations. The operating performance of the three segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s, except per unit data)
	(Unaudited)
		(Restated)		(Restated)
Revenues:
Rental real estate:
Interest income on financing leases	$1,801	$2,490	$3,767	$5,426
Rental income	1,982	1,901	4,017	3,792
Property development	14,459	12,443	22,738	17,457
Resort activities	6,603	2,938	12,166	4,273

Total revenues	24,845	19,772	42,688	30,948

Operating expenses:
Rental real estate	1,404	1,417	3,456	3,564
Property development	11,310	7,705	18,357	11,063
Resort activities	7,432	2,867	14,028	4,937

Total expenses	20,146	11,989	35,841	19,564

Operating income	$4,699	$7,783	$6,847	$11,384

Rental Real Estate

Three months ended June 30, 2005 compared to June 30, 2004
      Revenues decreased by $.6 million, or 13.8% during the three months ended June 30, 2005 as compared to the same period in 2004. The decrease was attributable to the sale of five financing lease properties in the first and second quarters of 2005. Operating expenses were constant with the same period in 2004.

Six months ended June 30, 2005 compared to June 30, 2004
      Revenues decreased by $1.4 million, or 15.6% during the six months ended June 30, 2005 as compared to the same period in 2004. The decrease was attributable to the sale of five financing lease properties in the first and second quarters of 2005. Operating expenses decreased by $.1 million, or 3.0% during the six months ended June 30, 2005 as compared to the same period in 2004.
      The Company markets portions of its commercial real estate portfolio. For the three and six months ended, sale activity was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s, except unit data)
	(Unaudited)
Properties sold	7	25	11	33
Proceeds received	$4,856	99,349	$37,608	118,087
Mortgage debt	—	—	10,702	93,845
Total gain recorded	2,644	48,032	15,834	61,007
Gain (loss) recorded in operations	$—	225	$(176)	(5,821)
Gain recorded in discontinued operations(i)	2,644	48,257	15,658	55,186

(i)	A gain of $5.7 million on the sale of resort properties was recognized in the three months ended March 31, 2005 in addition to gains on the rental portfolio.
      At June 30, 2005, the Company had four properties under contract or as to which letters of intent had been executed by potential purchasers, all of which contracts or letters of intent are subject to purchaser’s due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $8.8 million. These properties are not encumbered by mortgage debt. At June 30, 2005, the carrying value of these properties is approximately $7.4 million. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties, were reclassified to “Properties Held for Sale” and the related income and expense reclassified to “Income from Discontinued Operations.”

Property Development

Three months ended June 30, 2005 compared to June 30, 2004
      Revenues increased by $2.0 million, or 16.2% during the three months ended June 30, 2005 as compared to the same period in 2004. Operating expenses increased by $3.6 million, or 46.8% during the three months ended June 30, 2005 as compared to the same period in 2004. The resulting decrease in operating income is due to the sale of lower margin units.

Six months ended June 30, 2005 compared to June 30, 2004
      Revenues increased by $5.3 million, or 30.3% during the six months ended June 30, 2005 as compared to the same period in 2004. Operating expenses increased by $7.3 million, or 65.9% during the six months ended June 30, 2005 as compared to the same period in 2004. The resulting decrease in operating income is due to the sale of lower margin units.

Resort Operations

Three months ended June 30, 2005 compared to June 30, 2004
      Revenues increased by $3.6 million, or 124.7% during the three months ended June 30, 2005 as compared to the same period in 2004. This increase is due to the acquisition of Grand Harbor.
      Operating expenses increased by $4.6 million, or 159.2% during the three months ended June 30, 2005 as compared to the same period in 2004. The increase is due to the acquisition of Grand Harbor.

Six months ended June 30, 2005 compared to June 30, 2004
      Revenues increased by $7.9 million, or 184.7% during the six months ended June 30, 2005 as compared to the same period in 2004. This increase is due to the acquisition of Grand Harbor.
      Operating expenses increased by $9.1 million, or 184.1% during the six months ended June 30, 2005 as compared to the same period in 2004. The increase is due to the acquisition of Grand Harbor.

Corporate and Investments
      General and administrative expenses (including acquisition costs) relate principally to payroll and expense of the holding company.

General and Administrative Expenses

Three Months ended June 30, 2005 compared to June 30, 2004
      General and administrative costs increased $.4 million, or 31.5% as compared to the same period in 2004, due largely to higher compensation costs and professional fees.

Six Months ended June 30, 2005 compared to June 30, 2004
      General and administrative costs increased $2.9 million, or 103.5% as compared to the same period in 2004, due largely to higher compensation costs and professional fees.

Acquisition Costs
      Acquisition costs for the three and six months ended June 30 2005 increased $2.9 million as compared to the same period in 2004 due to costs associated with the five acquisitions that were consummated during the three months ended June 30, 2005.

Interest Income and Expense
      Interest expense increased by $13.6 million, or 92.4%, during the three months ended June 30, 2005 as compared to the same period in 2004. This increase reflects the increased amount of borrowings. Interest income increased by $3.3 million, or 30.1%, during the three months ended June 30, 2005 as compared to the same period in 2004. The increase reflects higher cash levels.
      Interest expense increased by $26.2 million, or 103.6%, during the six months ended June 30, 2005 as compared to the same period in 2004. This increase reflects the increased amount of borrowings. Interest income increased by $10.2 million, or 62%, during the six months ended June 30, 2005 as compared to the same period in 2004.

Other Income (Expense)
      Other income (expense) for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In $000s)
	(Unaudited)
		(Restated)		(Restated)
Net gains (losses) on marketable securities	$(21,324)	$8,310	$380	$37,167
Minority interest	616	75	1,547	744
Gain on sale or disposition of real estate	(10)	(225)	176	5,821
Other	(162)	(1,099)	(599)	(1,808)

	$(20,880)	$7,061	$1,504	$41,924

      Included in net gains (loss) on marketable securities are net unrealized losses on a short position of $14.4 million and $3.9 million for the three and six months ended June 30, 2005, respectively. There were no such losses in the three and six months ended June 30, 2004.
      Net gain (losses) on securities for the three months ended June 30, 2005 declined as compared to the comparable period in the prior year due to unrealized losses on a short position in the current year compared with significant gains on sales of securities in the prior year.
      Net gains on securities for the six months ended June 30, 2005 declined as compared to the comparable period in the prior year due to the fact that there had been significant gains on sales of securities in the prior year.
      Minority interest expense increased for both the three and six months ended June 30, 2005 when compared to the comparable periods in the prior year as a result of increased net losses at NEG Holdings and GBH and an increase in the minority ownership position of GBH.

Effective Income Tax Rate
      The Company recorded income tax provisions of $9.0 million and $3.9 million on pre-tax income of $15.2 million and $25.2 million for the three months ended June 30, 2005 and 2004, respectively. The Company’s effective income tax rate was 59.2% and 15.5% for the respective period. The difference between the effective tax rate and statutory federal rate of 35% is due principally to a pre-tax loss of $20.4 million arising from realized and unrealized losses on securities that arose in partnership entities in which taxes are the responsibility of the partners.
      The Company recorded income tax provisions of $12.4 million and $10.2 million on pre-tax income of $26.8 million and $88.0 million for the six months ended June 30, 2005 and 2004, respectively. The Company’s effective income tax rate was 46.3% and 11.5% for the respective period. The difference between the effective tax rate and statutory federal rate of 35% is due principally to a pre-tax loss of $20.4 million arising from realized and unrealized losses on securities that arose in partnership entities in which taxes are the responsibility of the partners.
      During the six months ended June 30, 2005, the Company paid $3.0 million in income taxes. No amounts were paid in the comparable period in the prior year.
     Seasonality
      The results of operations for oil and gas and gaming are seasonal in nature.
Liquidity and Capital Resources
     Consolidated Financial Results
      The Company is a holding company and derives substantially all of its operating cash flow from its subsidiaries. Additionally, the Company seeks and obtains debt financing from the capital markets. The Company relies upon its invested cash balances, distributions and other payments from its subsidiaries to generate the funds necessary to meet its obligations. The ability of the Company’s subsidiaries to pay dividends or distributions is subject to, among other things, the availability of sufficient funds in such subsidiaries, and restrictions under existing debt and applicable state laws. Claims of creditors of the Company’s subsidiaries will generally have priority as to the assets of such subsidiaries over the claims of the Company and its creditors and unit holders.
      On February 7, 2005, AREP issued $480 million principal amount of senior 7.125% notes due 2013. On May 12, 2004, AREP issued $353 million in senior 8.125% notes due 2012. In January 2004, American Casino raised $215 million in senior secured 7.85% notes due 2012. Additionally, NEG Operating has $120 million in credit facilities. A summary of the Company’s overall borrowings as of June 30, 2005 is as follows:

June 30, 2005

(In $000s)
Senior unsecured 7.125% notes due 2013	$480,000
Senior unsecured 8.125% notes due 2012	350,760
Senior secured 7.85% notes due 2012	215,000
Borrowings under credit facilities	110,934
Mortgages payable	83,649
GBH 11% Notes	44,957
Other	5,738

Total long-term debt	1,291,038
Less: current portion	70,162

$1,220,876

      Net cash provided by continuing operating activities was $128.8 million for the six months ended June 30, 2005 as compared to $100.2 million in the comparable period of 2004. Our cash and cash equivalents and investments in U.S. government and agency obligations increased by $283.2 million during the six months ended June 30, 2005 primarily due to proceeds from the offering of our 7.125% senior notes due 2013 ($474.0 million), cash flow from operations ($130.2 million), and increase in proceeds from credit facilities ($62.1 million), property sales proceeds ($46.0 million), general partner contributions ($9.3 million), and other ($7.1 million) partially offset by TransTexas Gas acquisition ($180.0 million), capital expenditures ($144.9 million), purchase of equity securities ($91.8 million), and other decreases ($28.8 million).
      The Company is continuing to pursue the purchase of assets, including assets that may not generate positive cash flow, are difficult to finance or may require additional capital, such as properties for development, non-performing loans, securities of companies that are undergoing or that may undergo restructuring, and companies that are in need of capital. All of these activities require us to maintain a strong capital base and liquidity.
      In connection with its acquisition of the assets of WestPoint Stevens Inc., the Company expects to make a payment of up to approximately $312 million. This amount will be funded from the Company’s existing cash resources.
Distribution Policy and Quarterly Distribution
      It has been our long-held policy to retain and reinvest cash generated by operations in order to increase unit holder value. For several months, our independent directors, at the request of management, have been reviewing this policy. In their review, the directors considered, among other factors, the Company’s strong balance sheet and cash flow, the ratio of current assets to current liabilities, the Company’s expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions. The directors also recognized the changes in the Company’s business mix and the growth in the value of its assets over the past several years. The directors concluded that the Company’s existing cash and cash equivalents and the liquidity available to the Company were more than adequate to fund its operating activities through the end of 2005 and its currently projected capital expenditures for 2005. The directors were also mindful of the fact that limited partners subject to U.S. federal income tax have recognized income on the Company’s earnings without receiving distributions that could be used to satisfy any resulting tax obligations. In light of these factors, on August 6, 2005, the Company’s Board of Directors approved management’s recommendation to pay a regular quarterly cash distribution of $0.10 per depositary unit beginning in the third quarter. The third quarter distribution is payable on September 19, 2005 to depositary unit holders of record at the close of business on August 29, 2005. The payment of future distributions will be determined by the Board of Directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. There can be no assurance as to whether or in what amounts any future distributions might be paid.
      We believe existing cash resources, operating cash flows and borrowings available under the senior secured revolving credit facilities will be adequate to meet our anticipated future requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other permitted indebtedness at least through the next twelve months. Although no additional financing is currently contemplated, we will seek, if necessary and to the extent permitted under the indenture governing the notes and the terms of the senior secured revolving credit facilities, additional financing through bank borrowings or debt or equity financings. However additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonable anticipated liquidity needs may not be accurate and new business developments or other unforeseen events may not occur, resulting in the need to raise additional funds.

American Casino Borrowings
      The American Casino 7.85% senior secured notes due 2012 contain restrictions on dividends and distributions to us, the purchase of our equity interest in American Casino, loans to us, as well as other transactions with us. American Casino also has a $20 million credit facility which contains similar restrictions. At June 30, 2005, there were no borrowings under the credit facility. The restrictions imposed by American Casino’s Senior Secured Notes and the credit facility likely will preclude our receiving payments from the operations of our principal hotel and gaming properties. American Casino accounted for 43.6% of our revenues in the six months ended June 30, 2005 and 84.9% of our operating income in that period.

Contractual Commitments
      The following table reflects, at June 30, 2005, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due:

	Less Than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total(1)

	(In $ millions)
Mortgages payable	$23.8	$9.7	$29.2	$40.3	$103.0
Acquisition of WestPoint Stevens	312.0	—	—	—	312.0
Senior secured notes payable	—	—	—	215.0	215.0
GBH 11% notes payable	45.0	—	—	—	45.0
Senior unsecured notes payable	—	—	—	831.0	831.0
Capital expenditures	90.0	—	—	—	90.0
Interest on borrowings	85.8	159.4	159.4	173.9	578.5
Construction and development obligations	28.0	15.0	—	—	43.0

Total	$584.6	$184.1	$188.6	$1,260.2	$2,217.5

GBH 11% Notes Payable
      GB Holdings may be unable to pay the interest or principal on the 11% Notes at maturity which may impact its ability to continue as a going concern.
      GB Holdings’ ability to pay the interest and principal amount of the remaining 11% Notes at maturity on September 29, 2005 will depend upon its ability to refinance such Notes on favorable terms or at all or to derive sufficient funds from the sale of Atlantic Holdings common stock or from a borrowing. If GB Holdings is unable to pay the interest and principal due on the remaining 11% Notes at maturity it could result in, among other things, the possibility of GB Holdings seeking bankruptcy protection or being forced into bankruptcy or reorganization.

Off Balance Sheet Arrangements
      We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.
     Gaming
      Our primary source of cash for some gaming operations is from the operation of our properties. In addition to cash from operations, cash is available to us, if necessary, under our separate senior secured revolving credit facilities for our Atlantic City and Las Vegas subsidiaries. Our Las Vegas operations have a $20.0 million facility and our Atlantic City operation has a $10.0 million facility. Both facilities are subject to us complying with financial and other covenants. We had availability under our credit facilities of $20.0 million and $7.0 million for Las Vegas and Atlantic City, respectively, at June 30, 2005, subject to continuing compliance with existing covenant restrictions. Our Las Vegas facility expires January 29, 2008 and our Atlantic City facility expires on November 11, 2005. The Company has begun negotiations to extend the Atlantic City facility. The cash generated from operations and credit facilities of Las Vegas and Atlantic City are not available to fund the operations of the other.
      The gaming operations are operated separately from the rest of AREP and, under terms of its senior secured notes, the ability to pay dividends and engage in other transactions with AREP are limited.
      Capital spending for the Las Vegas operations was approximately $11.6 million and $9.9 million for the six months ended June 30, 2005 and 2004. Capital spending for the Atlantic City operation was approximately $1.6 million and $6.2 million for the six months ended June 30, 2005 and 2004. We have estimated our combined capital expenditures for 2005 to be $32.0 million, which we anticipate to include approximately $8.1 million to refurbish rooms and install the new Insanity ride at the Stratosphere, approximately $4.5 million to expand the gaming floor, and purchase slot machines at Arizona Charlie’s Boulder and $2.0 million for technology infrastructure at the Sands. The remainder of our capital spending estimate for 2005 will be for upgrades or maintenance to our existing assets.
     Oil and Gas
      Our primary source of cash for our oil and gas properties is from the operation of our properties. In addition to cash from operations, NEG Holdings may borrow up to $145 million under its credit agreement, at June 30, 2005, there was $110.9 million outstanding under this facility. Borrowings under this facility are not available to fund the former TransTexas and Panaco operations.
      During the six month period ended June 30, 2005 our oil and gas capital expenditures aggregated $134 million. This includes the $33.4 million acquisition of additional working interest in Longfellow Ranch Field made during the second quarter of 2005. Our capital expenditures for the remainder of 2005 are estimated to be approximately $65 million. The planned capital expenditures do not include any major acquisitions that we may consider from time to time.
      The NEG Operating Credit Agreement contains covenants that restricts the payment of dividends and financial covenants that could have the effect of restricting the payment of dividends.
      Historically we have funded our oil and gas capital expenditures from oil and gas operating cash flows and bank borrowings. Our oil and gas operating cash flows may fluctuate significantly due to changes in oil and gas commodity prices, production interruptions and other factors. The timing of most of our oil and gas capital expenditures is discretionary because we have no long-term capital expenditure commitments. We may vary our capital expenditures as circumstances warrant in the future.
     Real Estate
      The Company’s real estate operations generate cash through rentals and leases and asset sales (principally sales of rental properties) and the operation of resorts. All of these operations generate cash flows from operations.

      Real estate development activities are currently a significant use of funds. With the Company’s renewed development activity at New Seabury and Grand Harbor it is expected that cash expenditures over the next three years will approximate $43 million, of which $28 million will be spent in the next year. Such amounts will be funded through advances from the Company’s existing cash reserves.
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

General

•	Competition for acquisitions could adversely affect us and new acquisitions may fail to perform as expected.

•	We may not be able to identify suitable investments.

•	Our investments may be subject to significant uncertainties.

•	We and AREH are holding companies and will depend on the businesses of our subsidiaries to satisfy our obligations under the notes.

•	Certain of our management are committed to the management of other businesses.

•	We may be subject to the pension liabilities of our affiliates.

•	We are subject to the risk of possibly becoming an investment company.

•	We may become taxable as a corporation.

Oil and Gas

•	The oil and gas industry is highly regulated and federal, state and municipal licensing authorities have significant control over our operations.

•	We face substantial risks in the oil and gas industry.

•	We may be subject to environmental liability.

•	We may experience difficulty finding and acquiring additional reserves and may be unable to compensate for the depletion of proved reserves.

•	Difficulties in exploration and development could adversely affect our financial condition.

•	Oil and gas prices are likely to be volatile.

•	Operating hazards and uninsured risks are inherent to the oil and gas industry.

•	Our use of hedging arrangements could adversely affect our results of operations.

•	Government regulations impose costs on abandoning oil and gas facilities.

•	The oil and gas industry is highly competitive.

Gaming

•	Rising operating costs for our gaming and entertainment properties could have a negative impact on our profitability.

•	We face substantial competition in the hotel and casino industry.

•	Economic downturns, terrorism and the uncertainty of war, as well as other factors affecting discretionary consumer spending, could reduce the number of our visitors or the amount of money visitors spend at our casinos.

•	The gaming industry is highly regulated. The gaming authorities and state and municipal licensing authorities have significant control over our operations.

•	Our hotels and casinos may need to increase capital expenditures to compete effectively.

•	Increased state taxation of gaming and hospitality revenues could adversely affect our gaming results of operations.

Real Estate

•	Our investment in property development may be more costly than anticipated.

•	We may not be able to sell our rental properties, which would reduce cash available for other purposes.

•	We face potential adverse effects from tenant bankruptcies or insolvencies.

•	We may be subject to environmental liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
      We invest in U.S. government and agency obligations which are subject to interest rate risk. As interest rates fluctuate, we will experience changes in the fair value of these investments with maturities greater than one year. If interest rates increased 100 basis points, the fair value of these investments at June 30, 2005, would decline by approximately $170,000.
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
      The oil and gas segments’ revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. From time to time, the Company enters into derivative financial instruments to manage oil and gas price risk.
      The Company utilizes price “collars” to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to the Company and if the price is above the ceiling, the counter-party receives the difference from the Company.

ITEM 4.	CONTROLS AND PROCEDURES
      As of June 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s and our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the second quarter of 2005 we continued to implement processes to address a significant deficiency in our consolidation process noted by management in 2004 during its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. These processes included the implementation and testing of our new accounting and consolidation program and continuing to retain the services of an independent consultant to evaluate the effectives of our internal controls. We continue to monitor the progress of our subsidiaries in implementing processes to correct any significant deficiencies noted in their disclosure and control procedures. The Company has not yet determined whether its year end evaluation of internal controls will include the recently acquired entities.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      On May 12, 2005, the Cape Cod Commission voted in favor of the settlement agreement resolving the litigation that has been pending since January 2002 between the Commission and our subsidiary, New Seabury Properties, L.L.C. The May 12th agreement between New Seabury and the Commission resolves all outstanding litigation issues, defines the limits of New Seabury’s exempt development projects and establishes development “performance standards” to preserve the quality of environmental resource areas. Under these guidelines, the agreement will allow New Seabury to develop an additional 450 residences, recreational amenities and commercial space within New Seabury. New Seabury Properties has begun the first phase of its development plans.

Item 4.	Submission of Matters to a Vote of Securities Holders
      (c) On June 8, 2005, we mailed a consent solicitation to our holders of record as of May 10, 2005. The consent solicitation expired at 5 p.m. on June 28, 2005. All four matters were approved by our holders. The results of the voting are set forth below.

	Votes Cast

Matter	For	Against	Withheld	Broker Non-Votes

I. The Acquisitions	41,455,508	595,437	63,991	380
II. The LP Amendment	41,756,000	289,648	67,763	1,905
III. The OLP Amendment	41,742,726	290,950	68,887	12,753
IV. The Grant of the Meister Option	41,655,180	371,647	73,525	14,963

Item 6.	Exhibits

3.1	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of American Real Estate Partners, L.P.

3.2	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of American Real Estate Holdings Limited Partnership.

10.1	Amendment No. 1 to Purchase Agreement, dated January 21, 2005, by and among American Real Estate Partners, L.P., as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on May 27, 2005).

10.2	Asset Purchase Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., New Textile One, Inc., New Textile Two, Inc., Textile Co., Inc., WestPoint Stevens Inc., WestPoint Stevens Inc. I, WestPoint Stevens Stores Inc., and J.P. Stevens Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.3	Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding LLC, American Real Estate Holdings Limited Partnership and Aretex LLC (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.4	Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and American Real Estate Holdings Limited Partnership (incorporated by reference to Exhibit 10.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.5	Option Grant Agreement between American Real Estate Partners, L.P. and Keith A. Meister (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 6, 2005).

10.6	Registration Rights Agreement, dated June 30, 2005 between American Real Estate Partners, L.P. and Highcrest Investors Corp., Arnos Corp., Cyprus, LLC and Gascon Partners.

31.1	Certification of Chief Executive Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REAL ESTATE PARTNERS, L.P.

By: American Property Investors, Inc., the general partner of American Real Estate Partners, L.P.

By:	/s/ Jon F. Weber

Jon F. Weber
President
Date: August 9, 2005

AMERICAN REAL ESTATE PARTNERS, L.P.

By: American Property Investors, Inc., the general partner of American Real Estate Partners, L.P.

By:	/s/ John P. Saldarelli

John P. Saldarelli
Treasurer, Chief Financial Officer
and Principal Accounting Officer
Date: August 9, 2005

EXHIBIT INDEX

3.1	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of American Real Estate Partners, L.P.

3.2	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of American Real Estate Holdings Limited Partnership.

10.1	Amendment No. 1 to Purchase Agreement, dated January 21, 2005, by and among American Real Estate Partners, L.P., as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on May 27, 2005).

10.2	Asset Purchase Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., New Textile One, Inc., New Textile Two, Inc., Textile Co., Inc., WestPoint Stevens Inc., WestPoint Stevens Inc. I, WestPoint Stevens Stores Inc., and J.P. Stevens Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.3	Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding LLC, American Real Estate Holdings Limited Partnership and Aretex LLC (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.4	Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and American Real Estate Holdings Limited Partnership (incorporated by reference to Exhibit 10.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.5	Option Grant Agreement between American Real Estate Partners, L.P. and Keith A. Meister (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 6, 2005).

10.6	Registration Rights Agreement, dated June 30, 2005 between American Real Estate Partners, L.P. and Highcrest Investors Corp., Arnos Corp., Cyprus, LLC and Gascon Partners.

31.1	Certification of Chief Executive Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer–pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer–pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.