Form 10-Q
period 2005-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2005-11-14
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 1, 2005, there were 61,856,830 depositary units and 10,800,577 preferred units outstanding.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
Part I.     Financial Information

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$443,322	$806,309
Investments	694,636	99,088
Inventories, net	256,900	—
Trade, notes and other receivables, net	302,139	105,490
Other current assets	287,090	209,414

Total current assets	1,984,087	1,220,301
Property, plant and equipment, net:
Home fashion	205,127	—
Gaming	441,570	445,400
Oil and gas	632,673	527,384
Real estate	282,076	291,068

Total property, plant and equipment, net	1,561,446	1,263,852
Investments	15,738	251,439
Intangible assets	24,400	—
Other assets	109,302	125,561

Total assets	$3,694,973	$2,861,153

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$393,469	$151,657
Current portion of long-term debt	21,797	76,679
Securities sold not yet purchased	90,874	90,674

Total current liabilities	506,140	319,010

Long-term debt	1,226,785	683,128
Other non-current liabilities and minority interests	416,725	110,529
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 10,900,000 authorized; 10,800,577 and 10,286,264 issued and outstanding as of September 30, 2005 and December 31, 2004	110,717	106,731

Total long-term liabilities	1,754,227	900,388

Commitments and contingencies (Note 21)
Limited partners:
Depositary units; 67,850,000 authorized; 62,994,030 and 47,235,484 issued and outstanding as of September 30, 2005 and December 31, 2004 respectively	1,658,499	1,301,625
General partner	(211,972)	352,051
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)

Partners’ equity	1,434,606	1,641,755

Total liabilities and partners’ equity	$3,694,973	$2,861,153

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended
	September 30,

	2005	2004

	(In $000s, except per unit data)
	(Unaudited)
		(Restated)
Revenues:
Home fashion	$183,627	$—
Gaming	126,239	119,265
Oil and gas	(2,362)	26,027
Real estate	24,258	14,207

	331,762	159,499

Expenses:
Home fashion	188,717	—
Gaming	114,420	108,135
Oil and gas	37,253	24,615
Real estate	18,360	10,865
Holding company	2,431	1,550
Acquisition costs	737	—

	361,918	145,165

Operating income (loss)	(30,156)	14,334
Other income (expense), net:
Interest expense	(27,420)	(18,659)
Interest income	10,871	18,464
Impairment loss from GB Holdings, Inc. bankruptcy	(52,366)	—
Other income (expense), net	(20,224)	842

Income (loss) from continuing operations before income taxes	(119,295)	14,981
Income tax expense	(6,558)	(4,057)

Income (loss) from continuing operations	(125,853)	10,924

Discontinued operations:
Income (loss) from discontinued operations	(246)	975
Gain (loss) on sales and disposition of real estate	(6)	9,347

Income (loss) from discontinued operations	(252)	10,322

Net earnings (loss)	$(126,105)	$21,246

Net earnings (loss) attributable to (note 16)
Limited partners	$(121,916)	$26,644
General partner	(4,189)	(5,398)

	$(126,105)	$21,246

Net earnings (loss) per LP unit:
Basic earnings (loss):
Income (loss) from continuing operations	$(1.97)	$0.36
Income from discontinued operations	—	0.22

Basic earnings (loss) per LP unit	$(1.97)	$0.58

Weighted average LP units outstanding:	61,856,830	46,098,284

Diluted earnings (loss):
Income (loss) from continuing operations	$(1.97)	$0.35
Income from discontinued operations	—	0.20

Diluted earnings (loss) per LP unit	$(1.97)	$0.55

Weighted average LP units and equivalent partnership units outstanding	61,856,830	51,138,907

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Nine Months Ended
	September 30,

	2005	2004

	(In $000s, except per unit data)
	(Unaudited)
		(Restated)
Revenues:
Home fashion	$183,627	$—
Gaming	371,474	352,979
Oil and gas	86,709	89,034
Real estate	66,947	45,815

	708,757	487,828

Expenses:
Home fashion	188,717	—
Gaming	324,214	313,129
Oil and gas	115,924	76,636
Real estate	54,201	30,618
Holding company	8,054	4,313
Acquisition costs	4,099	414

	695,209	425,110

Operating income	13,548	62,718
Other income (expense), net:
Interest expense	(78,874)	(44,653)
Interest income	37,457	34,998
Impairment loss from GB Holdings, Inc. bankruptcy	(52,366)	—
Other income (expense), net	(12,218)	50,202

Income (loss) from continuing operations before income taxes	(92,453)	103,265
Income tax expense	(18,993)	(14,232)

Income (loss) from continuing operations	(111,446)	89,033
Discontinued operations:
Income from discontinued operations	898	5,345
Gain on sales and disposition of real estate	21,361	64,533

Income from discontinued operations	22,259	69,878

Net earnings (loss)	$(89,187)	$158,911

Net earnings (loss) attributable to (note 16):
Limited partners	$(86,878)	$157,274
General partner	(2,309)	1,637

	$(89,187)	$158,911

Net earnings (loss) per LP unit:
Basic earnings (loss):
Income (loss) from continuing operations	$(2.12)	$1.93
Income from discontinued operations	0.42	1.49

Basic earnings (loss) per LP unit	$(1.70)	$3.42

Weighted average LP units outstanding:	51,351,133	46,098,284

Diluted earnings (loss):
Income (loss) from continuing operations	$(2.12)	$1.78
Income from discontinued operations	0.42	1.32

Diluted earnings (loss) per LP unit	$(1.70)	$3.10

Weighted average LP units and equivalent partnership units outstanding	51,351,133	51,858,748

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005

	General	Limited Partners’
	Partner’s	Equity	Held in Treasury		Total
	Equity	Depositary			Partners’
	(Deficit)	Units(ii)	Amounts	Units	Equity

	(In $000s, except unit data)
	(Unaudited)
Balance, December 31, 2004 (Restated)	$352,051	$1,301,625	$(11,921)	1,137	$1,641,755
Comprehensive income:
Net loss	(2,309)	(86,878)	—	—	(89,187)
Net unrealized losses on securities available for sale	(92)	(4,529)			(4,621)

Comprehensive loss	(2,401)	(91,407)			(93,808)
General Partner contribution	9,279	—	—	—	9,279
AREP Oil & Gas acquisitions(i)	(616,553)	444,998	—	—	(171,555)
GBH/Atlantic Coast Entertainment Holdings acquisitions	48,427	12,000	—	—	60,427
Loss on change in reporting entity	(56)	(2,772)	—	—	(2,828)
CEO LP Unit Options	5	241			246
Return of capital to GB Holdings, Inc.	(2,598)	—	—	—	(2,598)
Partnership distributions	(126)	(6,186)	—	—	(6,312)

Balance, September 30, 2005	$(211,972)	$1,658,499	$(11,921)	1,137	$1,434,606

(i)	Deferred tax assets and liabilities of $2.6 million, and $6.7 million, respectively, have been eliminated through adjustments to general partner’s equity.

(ii)	Includes 15.8 million depositary units, valued at $29.00 per unit, or an aggregate of $457.0 million, issued on June 30, 2005 in connection with acquisitions of NEG, Panaco and GBH/ Atlantic Coast.
Accumulated other comprehensive loss at September 30, 2005 was $4.7 million.
See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(In $000s)
	(Unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(111,446)	$89,033
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	109,805	78,219
Preferred LP unit interest expense	3,986	3,796
Gain on sales and disposition of real estate	(176)	(5,830)
(Gain) loss on sales of marketable securities	12,846	(37,167)
Impairment loss from GBH bankruptcy	52,366	—
Change in fair market value of derivative contract	111,631	23,165
Deferred gain amortization	(1,019)	(1,529)
Deferred income tax expense	11,215	10,182
Unrealized losses on securities sold short	10,523	—
Other adjustments	(2,396)	(2,068)
Changes in operating assets and liabilities:
Decrease in land and construction-in progress	(3,134)	(437)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(14,687)	14,214
Increase in due from brokers	96,981	—
Increase in restricted cash	(84,984)	—
Increase in receivables and other assets	(89,896)	(806)

Net cash provided by continuing operations	101,615	170,772

Income from discontinued operations	22,259	69,878
Depreciation and amortization	192	1,052
Net gain from property transactions	(21,361)	(64,533)

Net cash provided by discontinued operations	1,090	6,397

Net cash provided by operating activities	102,705	177,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other investments	—	(118,346)
Repayments of mezzanine loans	—	49,130
Net proceeds from the sales and disposition of real estate	4,639	16,802
Principal payments received on leases accounted for under the financing method	2,655	3,203
Acquisition, exploration and development costs	(182,812)	(70,629)
Net cash cost of acquisition of WestPoint Stevens assets	(122,506)	—
Investment in TransTexas Gas	(180,000)	—
Acquisition of hotel and resort operating properties	—	(142,363)
Increase in marketable securities	(612,056)	—
Acquisitions and additions to real estate	—	(76,931)
Decrease (increase) in investment in U.S. Government and Agency Obligations	93,362	(56,580)
Proceeds from sale of marketable equity and debt securities	—	86,507
Additions to hotel, casino and resort operating property	(26,052)	(13,973)
Other	(176)	1,511

Net cash used in investing activities	(1,022,946)	(321,669)

Cash flows from discontinued operations:		—
Net proceeds from the sales and disposition of real estate	41,432	115,186

Net cash used in investing activities	(981,514)	(206,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partners’ equity:
Distribution to partners	(6,312)	(17,916)
Contributions from General Partner	9,279	—
Members contribution	—	15,894

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended
	September 30,

	2005	2004

	(In $000s)
	(Unaudited)
		(Restated)
Debt:
Proceeds from (repayments of) credit facilities	60,100	(8,780)
Proceeds from senior notes	480,000	565,409
Increase in mortgages payable	4,425	10,000
Periodic principal payments	(4,583)	(4,120)
Decrease in due to affiliates	(18,180)	(25,000)
Debt issuance costs	(8,907)	(440)

Net cash provided by financing activities	515,822	535,047

Net (decrease) increase in cash and cash equivalents	(362,987)	505,733
Cash and cash equivalents, beginning of period	806,309	566,320

Cash and cash equivalents at end of period	$443,322	$1,072,053

SUPPLEMENTAL INFORMATION:
Cash payments for interest, net of amounts capitalized	$61,728	$29,798

Cash payments for income taxes	$3,017	$—

Net unrealized losses on securities available for sale	$(4,621)	$(477)

Purchase of other investments	$—	$127,091

Debt conversion	$29,500	$—

LP unit issuance	$456,998	$—

Net change in tax assets and liabilities related to acquisitions	$4,105	$12,721

Member’s capital contribution	$—	$6,906

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	General
      American Real Estate Partners, L.P. (“AREP” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. Our general partner is American Property Investors, Inc. (“API” or “the General Partner”). The Company owns a 99% limited partner interest in American Real Estate Holdings Limited Partnership (“AREH”), the operating partnership formed to hold the investments of and conduct the business operations of the Company. The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004, and the supplemental consolidated financial statements and related notes contained in the Company’s current report on Form 8-K filed on June 3, 2005, to reflect the inclusion in the Company’s consolidated financial statements of TransTexas Gas Corporation (now known as National Onshore, L.P.).
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
      The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. In particular, hotel, casino and resort operations are highly seasonal.

Change in Reporting Entity
      The Company’s historical financial statements contained herein have been restated to reflect the acquisition of interests in five entities in the second quarter of 2005 as discussed in note 2. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis.
      As a result of the restatements arising from the acquisitions that occurred in the second quarter of 2005, the financial statements of the Company now include additional entities (as described below). Some of these entities, principally the oil and gas entities, prepare financial statements based on accounting policies that were not described in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Accordingly, certain required additional information is included in this Form 10-Q in order to supplement disclosures already included in the Company’s annual report on Form 10-K.
      The new accounting policies, which relate to oil and gas accounting, are set out in note 3. Additional disclosures related to the oil and gas acquisitions are included in notes 13, 17 and 18.

Acquisition of the Assets of WestPoint Stevens Inc.
      On August 8, 2005, WestPoint International, Inc. (“WPI”), an indirect subsidiary of the Company, completed the acquisition of substantially all of the assets of WestPoint Stevens Inc. (“WestPoint”). The acquisition was completed pursuant to an agreement dated June 23, 2005, which was subsequently approved

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
by the U.S. Bankruptcy Court. WestPoint is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products.
      The acquisition has been accounted for on the purchase method of accounting, effective the date on which the acquisition was completed. Accordingly, the fair value of the equity as of August 8, 2005 has been used in determining the fair values to be assigned to assets and liabilities on the opening balance sheet.
      As a result of the acquisition, certain required additional information is included in this Form 10-Q related to the operations of WPI in such a manner as to supplement disclosures already included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 (see note 4 for further detail).

GB Holdings Inc. (“GBH”)
      On September 29, 2005, GBH filed Chapter 11 bankruptcy. As a result of this filing, the Company has determined that it no longer controls GBH under the criteria set out in Statement of Financial Accounting Standards No. 94, “Consolidation of all Majority-Owned Subsidiaries” and has deconsolidated its investment effective the date of the filing. As a result of GBH’s bankruptcy, the Company recorded impairment charges of $52.4 million related to the write-off of the remaining carrying amount of its investment ($6.7 million) and also to reflect a dilution in its effective ownership percentage of Atlantic Coast Entertainment Holdings Inc., 32.3% of which had been owned through the Company’s ownership of GBH ($45.7 million).

Unit Options
      On June 29, 2005, the Company issued unit options to its Chief Executive Officer (see note 4). No other options or equity related awards have been made to directors, officers or employees. Coincident with the issuance of the unit options, the Company adopted the provisions of Financial Accounting Standards Board SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) under which compensation expense for options issued to employees is accounted for using a fair-value-based method with the (non-cash) compensation expense being recorded in the financial statements as compensation expense over the vesting period. The Company uses the Black-Scholes option-pricing model to value options. The amount of compensation expense recorded in the Company’s consolidated statement of earnings for the three and nine months ended September 30, 2005 related to the options was $240,718 and $245,994, respectively. The adoption of SFAS 123R did not have an impact on any prior period.

Investments
      The Company classifies its marketable securities as either “held-for-sale” or “trading” based upon whether it intends to hold the investment for the foreseeable future. Securities that are classified as held-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of partners’ equity. Trading securities are carried at fair value with unrealized losses included in net earnings (loss). (See note 7 for details on investments and note 14 for details of gains and losses on investments.)

Discontinued Operations
      Certain of the Company’s properties are classified as discontinued operations. The properties classified as discontinued operations have changed during the third quarter of 2005 and, accordingly, certain amounts in the accompanying financial statements have been restated to conform to the current classification of properties.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Filing Status of Subsidiaries
      Each of National Energy Group, Inc. (“NEG”) and Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”), are reporting companies under the Securities Exchange Act of 1934. In addition, American Casino & Entertainment Properties LLC (“American Casino” or “ACEP”) files annual, quarterly and current reports. Each of these reports is separately filed with the Securities and Exchange Commission.

Note 2.	Related Party Transactions
      a. Acquisitions
      During the second quarter of 2005, the Company acquired interests in the following five companies from related parties:

•	TransTexas Gas Corporation (“TransTexas”);

•	NEG Holding LLC (“NEG Holdings”);

•	Panaco, Inc. (“Panaco”);

•	GB Holdings, Inc. (“GBH”); and

•	Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Holdings”).
      Each of these interests was acquired from entities affiliated with Mr. Icahn. The acquisition of entities under common control is required to be accounted for under the “as if pooling” method during the period of common control. As a result of this method of accounting, the assets and liabilities of NEG Holdings, TransTexas, Panaco, GBH and Atlantic Holdings are included in the consolidated financial statements at historical cost. All prior period financial statements of the Company included herein have been restated to include the consolidated results of operations and cash flows of the acquired entities.
      TransTexas: On April 6, 2005, the Company acquired 100% of the equity of TransTexas, an oil and gas exploration and production company, for a purchase price of $180.0 million in cash from affiliates of Mr. Icahn. The period of common control for TransTexas began on September 1, 2003. For financial reporting purposes, earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner. TransTexas is now known as National Onshore, L.P.
      NEG Holdings: On June 30, 2005, the Company completed the acquisition of the managing membership interest in NEG Holdings from an affiliate of Mr. Icahn in consideration for 11,034,408 of the Company’s depositary units representing limited partner interests in American Real Estate Partners, L.P. The depositary units issued in consideration for the acquisition were valued at approximately $320 million. The membership interest acquired constitutes all of the membership interests other than the membership interest already owned by NEG which is itself 50.01% owned by the Company. NEG Holdings owns 100% of NEG Operating LLC, (“NEG Operating” or “Operating LLC”), which is engaged in the exploration and production of oil and gas, primarily in Arkansas, Louisiana, Texas and Oklahoma. As a result of the acquisition of the additional direct interest in NEG Holdings, the Company is now the primary beneficiary of NEG Holdings in accordance with FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, and consolidates the financial results of NEG Holdings. The consolidated financial statements give retroactive effect to the consolidation of the acquired 50% interest in NEG Holdings, together with the membership interest owned through NEG. The Company’s investment in NEG Holdings, which was previously accounted for as a preferred investment, has been eliminated with the consolidation of NEG Holdings. The period of common control for NEG Holdings began on September 1, 2001. For financial reporting purposes, earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Panaco: On June 30, 2005, the Company acquired 100% of the equity of Panaco from affiliates of Mr. Icahn for 4,310,345 of the Company’s depositary units. The depositary units issued in consideration for the acquisition were valued at approximately $125 million. Panaco is engaged in the exploration and production of oil and gas, primarily in the Gulf of Mexico and the Gulf Coast Region, and owns interests in 123 wells. The period of common control for Panaco began when Panaco emerged from bankruptcy on November 16, 2004. The nine weeks of operations from that date to the end of the fiscal year were not material and accordingly the acquisition of Panaco has been recorded effective December 31, 2004. For financial reporting purposes, earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner. Panaco is now known as National Offshore, L.P.
      GBH and Atlantic Holdings: On June 30, 2005, the Company completed the purchase of 4,121,033 shares of common stock of GBH and 1,133,284 shares of common stock of Atlantic Holdings from affiliates of Mr. Icahn in consideration for 413,793 of the Company’s depositary units. Up to an additional 206,897 of the Company’s depositary units may be issued to affiliates of Mr. Icahn if Atlantic Holdings meets certain earnings targets during 2005 and 2006. The depositary units issued in consideration for the acquisitions were valued at approximately $12 million. Atlantic Holdings owns ACE Gaming LLC (“ACE”) which owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey. The period of common control for GBH and Atlantic Holding began prior to January 1, 2002. Earnings, capital contributions and distributions prior to the acquisition have been allocated to the General Partner.
      On May 17, 2005, the Company (1) converted $28.8 million in principal amount of 3% notes due 2008 issued by Atlantic Holdings into 1,898,181 shares of Atlantic Holdings common stock and (2) exercised warrants to acquire 997,620 shares of Atlantic Holdings common stock. Also on May 17, 2005, affiliates of Mr. Icahn exercised warrants to acquire 1,133,284 shares of Atlantic Holdings common stock. Prior to May 17, 2005, GBH owned 100% of the outstanding capital stock of Atlantic Holdings.
      After the acquisitions of shares of common stock of GBH and Atlantic Holdings from affiliates of Mr. Icahn, the Company owns 77.5% of the common stock of GBH and 58.3% of the common stock of Atlantic Holdings. Atlantic Holdings owns 100% of ACE. As a result of the acquisitions, the Company obtained control of GBH and Atlantic Holdings. The consolidated financial statements give retroactive effect to the consolidation of GBH and Atlantic Holdings as a result of the application of the pooling of interests method. (The Company had previously accounted for GBH on the equity method.)
      Effective September 30, 2005, GBH was deconsolidated as a result of its bankruptcy filing and, as discussed above, impairment charges of $52.4 million were recorded.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Summary Financial Data for the Entities Acquired in the Second Quarter of 2005
      Summary financial data for the acquired entities for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,

	2005			2004

		Operating			Operating
	Total	Income		Total	Income	Net Income
	Revenues	(Loss)	Net Loss	Revenues	(Loss)	(Loss)

	(In $000s)
TransTexas	$21,418	$(19,092)	$(17,874)	$44,652	$1,615	$3,561
Panaco(1)	30,849	(162)	(1,052)	—	—	—
NEG Holdings(2)	34,495	(10,485)	(15,072)	44,419	9,939	8,355
GBH/ Atlantic Holdings(3)	125,346	(4,811)	(14,206)	129,720	3,548	(8,757)

Total	$212,108	$(34,550)	$(48,204)	$218,791	$15,102	$3,159

(1)	Panaco is not presented for the nine months ended September 30, 2004 as it was not under common control during that period.
As a result of the restatement discussed above, NEG Holdings and GBH/ Atlantic Holdings have been consolidated for all periods included in the accompanying statements of earnings. However, the Company’s statements of earnings for periods prior to the restatement included certain amounts for these entities. Specifically:

(2)	We recorded net income of $9,893,000 and $25,055,000, on the accretion method, with respect to NEG, in the first three months of 2005 and the first nine months of 2004, respectively.

(3)	We recorded net losses of $986,000 and $1,177,000, on the equity method for GBH/ Atlantic Holdings, in the first three months of 2005 and the first nine months of 2004, respectively.
      The above table also reflects the impact of unrealized losses on oil and gas derivatives which totaled $111.6 million and $23.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Other
      On June 30, 2005, in connection with the issuance by AREP of depositary units in connection with the NEG Holdings, Panaco, GBH and Atlantic Holdings transactions, AREP entered into a registration rights agreement with Highcrest Investors Corp., Arnos Corp., Cyprus, LLC and Gascon Partners, all affiliates of Mr. Icahn.
      b. Administrative Services
      In 1997, the Company entered into a license agreement with an affiliate of API for office space. The license agreement expired in June 2005. In July 2005, the Company entered into a new license agreement with an API affiliate for the non-exclusive use of approximately 1,514 square feet for which it pays monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The terms of the license agreement were reviewed and approved by the Audit Committee of the Board of Directors of the General Partner (the “Audit Committee”). The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, the Company is entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. In the three months ended September 30, 2005 and 2004, the Company paid rent of approximately $39,000 and $58,000, respectively. In

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
the nine months ended September 30, 2005 and 2004, the Company paid rent of approximately $117,000 and $123,000, respectively.
      In the three months ended September 30, 2005 and 2004, the Company paid approximately $204,000 and $91,000, respectively, to an affiliate of the General Partner for telecommunication services. In the nine months ended September 30, 2005 and 2004, the Company paid approximately $717,000 and $211,000, respectively, to an affiliate of the General Partner for telecommunication services.
      An affiliate of the General Partner provided certain administrative services to the Company which paid to such affiliate approximately $2,600 and $20,000 in the three months ended September 30, 2005 and 2004, respectively, and $46,000 and $61,000 in the nine months ended September 30, 2005 and 2004, respectively.
      The Company provided certain administrative services to an affiliate of the General Partner and was paid $18,000 in the three and nine months ended 2005, and $80,000 in the three and nine months ended September 30, 2004, respectively.
      c. Securities Ownership
      As of November 1, 2005, affiliates of Mr. Icahn owned 9,346,044 preferred units and 55,655,382 depositary units, which represent 86.5% and 90.0% of the outstanding preferred units and depositary units, respectively.

Note 3.	Oil and Gas Accounting Policies and Disclosures
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
      The Company has capitalized internal costs of $0.7 million and $0.8 million for the nine months ended September 30, 2004 and 2005, respectively, with respect to its oil and gas activities. The Company has not capitalized interest expense.
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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.
      The Company’s oil and gas operations are subject to all of the risks inherent in oil and natural gas exploration, drilling, and production. These risks can result in substantial losses to the Company due to personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, or suspension of operations. The Company maintains insurance of various types customary in the industry to cover its operations and believes it is insured prudently against these risks. In addition, the Company maintains operator’s extra expense coverage that provides coverage for the care, custody and controls of wells drilled by the Company. The Company’s insurance does not cover every potential risk associated with the drilling and production of oil and natural gas. As a prudent operator, the Company does maintain levels of insurance customary in the industry to limit its financial exposure in the event of a substantial environmental claim resulting from sudden and accidental discharges. However, 100% coverage is not maintained. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company’s financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. The Company believes that, in all material respects, it operates in compliance with government regulations and in accordance with safety standards which meet or exceed industry standards.
Revenue and Expense Recognition
      The Company accounts for natural gas production imbalances using the sales method, whereby the Company recognizes revenue on all natural gas sold to its customers notwithstanding that its ownership may be less than 100% of the natural gas sold. Liabilities are recorded by the Company for imbalances greater than the Company’s proportionate share of remaining natural gas reserves. The Company had $0.9 million and $0.9 million in gas balancing liabilities as of September 30, 2005 and December 31, 2004, respectively.
Oil and Gas Derivatives
      From time to time, the Company enters into derivative contracts, principally commodity price collar agreements, to reduce its exposure to price risk in the spot market for natural gas and oil. The Company follows Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, which was amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation (see note 18).
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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      No provision has been made for federal, state or local income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners.
Accounting for Asset Retirement Obligations
      The Company accounts for its asset retirement obligations under Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS 143, an asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount for the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset (see note 17).
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

$527,384

      Costs incurred in connection with property acquisition, exploration and development activities for the year ended December 31, 2004 were as follows (in $000s, except depletion rate):

Acquisitions	$128,673
Exploration costs	52,765
Development costs	62,209

Total	$243,647

Depletion rate per Mcfe	$2.28

      As of December 31, 2004, all capitalized costs relating to oil and gas activities have been included in the full cost pool.

Supplemental Reserve Information (Unaudited)
      The accompanying tables present information concerning the Company’s oil and natural gas producing activities during the year ended December 31, 2004 and are prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.”

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
      Proved reserves are estimated quantities of oil, natural gas, condensate and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Natural gas liquids and condensate are included in oil reserves. Natural gas quantities represent gas volumes which include amounts that will be extracted as natural gas liquids. The Company’s estimated net proved reserves and proved developed reserves of oil and condensate and natural gas for the year ended December 31, 2004 were as follows:

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

(1)	Includes proved developed non-producing reserves, as of December 31, 2004, of 1,880,771 barrels of oil and 37,206,946 Mcf of gas

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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The standardized measure of discounted future net cash flows does not purport, and should not be interpreted, to present the fair market value of the Company’s oil and gas reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2004 is as follows:

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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
natural gas properties have the right to offset future revenues against unpaid charges related to operated wells. Crude oil and natural gas sales are generally unsecured.

Recently Issued Pronouncements
      On September 28, 2004, the SEC released Staff Accounting Bulletin 106 (“SAB 106”) regarding the application of SFAS 143, “Accounting for Asset Retirement Obligations (“AROs”),” by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company’s ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption of SFAS 143. The Company does not expect that the adoption of SAB 106 will have a material impact on either its ceiling test calculation or its depreciation, depletion and amortization.

Note 4.	Acquisition of WestPoint Stevens Assets
      On August 8, 2005, WPI, an indirect subsidiary of the Company, completed the acquisition of substantially all of the assets of WestPoint. The acquisition was completed pursuant to an agreement dated June 23, 2005, which was subsequently approved by the U.S. Bankruptcy Court. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products including, among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI conducts its operations exclusively in the consumer home fashion industry and recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI also operates 35 retail outlet stores that sell home fashion products, including, but not limited to, WPI’s home fashion products. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.
      The acquisition was made in furtherance of the Company’s objective of acquiring undervalued companies in distressed or out of favor industries.
      The terms of the agreement provided for the issuance of stock in WPI that will own, indirectly, all of the assets of WestPoint. The holders of the first lien debt of WestPoint received 35% of the common stock of WPI. As the holder of 40% of the first lien debt, the Company acquired approximately 14% of the common stock of WPI. The Company paid approximately $206 million for the first and second lien debt of WestPoint that it previously owned. The holders of first and second lien debt will receive rights to subscribe for an aggregate of 47.5% of the common stock of WPI.
      The Company has also invested $187 million in cash for an additional 17.5% of the common stock of WPI and an additional $32.9 million for shares acquired in connection with rights. An additional $92.1 million may be invested, depending upon the results of the planned rights offering. Depending on the exercise of the subscription rights, the Company’s ultimate ownership of WPI could range from approximately 50.5% (at a cost of $450.4 million) to 79.0% (at a cost of $520.5 million) of the common stock. As of August 8, 2005 and September 30, 2005, the Company owned 67.7% of the common stock of WPI.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The aggregate consideration paid for the acquisition was as follows:

(In $000s)

Book value of first lien debt	$205,850
Cash purchase of additional equity	187,000
Exercise of rights	32,881
Transaction costs	2,670

$428,401

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 8, 2005. The initial purchase price allocations are based on estimated fair values as determined by independent appraisers and may be adjusted within one year of the purchase date as the Company completes its detailed valuation work (in $000s):

		AREP	AREP
	August 8,	Excess	Basis
	2005	Fair Value	August 8,
	Fair Value	Over Cost	2005

Current assets	$570,111	$—	$570,111
Property and equipment	312,249	(98,660)	213,589
Intangible assets	35,700	(11,300)	24,400

Assets acquired	918,060	(109,960)	808,100

Current liabilities	111,363	—	111,363
Other liabilities	11,044	—	11,044

Liabilities assumed	122,407	—	122,407

Net assets acquired	$795,653	$(109,960)	685,693

Minority interest at acquisition			(257,292)

			$428,401

      The amount allocated to intangible assets was attributed to trademarks, which have been determined to have an indefinite life.
      The Company’s basis in WPI is less than its share of the equity in WPI by approximately $110 million. The excess of fair value over cost of net assets acquired has been reflected as a reduction of long-lived assets in the Company’s consolidated balance sheet. Fixed assets were reduced by $98.7 million and intangible assets were reduced by $11.3 million. A reduction in depreciation expense of $3.2 million for the period to September 30, 2005 was recorded related to the excess of fair value over cost that had been assigned to fixed assets.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The following table summarizes unaudited pro forma financial information assuming the acquisition of WPI had occurred on January 1, 2004. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. (In $000s, except per unit data):

	Nine Months Ended
	September 30, 2005

			Pro Forma
	AREP	WPI	Adjustments	Total

Revenues	$708,757	$728,362	$—	$1,437,119

Loss from continuing operations	$(111,446)	$(157,935)	$94,198	$(175,183)

Net loss	$(89,187)	$(157,935)	$94,198	$(152,924)

Basic earnings (loss) per LP unit — continuing	$(2.12)			$(3.36)
— discontinued	.42			.42

	$(1.70)			$(2.94)

Diluted earnings (loss) per LP unit — continuing	$(2.12)			$(3.36)
— discontinued	.42			.42

	$(1.70)			$(2.94)

	Nine Months Ended
	September 30, 2004

			Pro Forma
	AREP	WPI	Adjustments	Total

Revenues	$487,828	$1,198,700	$—	$1,686,528

Income (loss) from continuing operations	$89,033	$(124,700)	$91,645	$55,978

Net income (loss)	$158,911	$(124,700)	$91,645	$125,856

Basic earnings (loss) per LP unit — continuing	$1.93			$1.21
— discontinued	1.49			1.49

	$3.42			$2.70

Diluted earnings (loss) per LP unit — continuing	$1.78			$1.14
— discontinued	1.32			1.32

	$3.10			$2.46

      The pro forma adjustments relate to the elimination of interest expense at WPI, a reduction in interest income of AREP and adjustments to reflect AREP’s depreciation expense and a minority interest of 32.32%.
      WPI balances included in the pro forma table for the nine months ended September 30, 2005 are for the period from January 1, 2005 to the date of acquisition, August 8, 2005. Data for the period from August 9, 2005 to September 30, 2005 are included in the AREP results.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Significant Accounting Policies
      Property, Plant and Equipment. As of August 8, 2005, property, plant and equipment were recorded at their estimated fair values. Additions since August 8, 2005 are stated at cost.
      Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $6.9 million for the period from August 8, 2005 to September 30, 2005.
      Estimated useful lives for property, plant and equipment are as follows:

Buildings and improvements	4 to 40 Years
Machinery and equipment	Up to 18 Years
Leasehold improvements	Remaining period of lease term
      Revenue Recognition. WPI records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, WPI’s price to the customer is fixed and determinable, and collectibility is reasonably assured. Unless otherwise agreed in writing, title and risk of loss pass from WPI to the customer when WPI delivers the merchandise to the designated point of delivery, to the designation point of destination, or to the designated carrier, free on board. For sales designated free on board destination, customers take delivery when the product is delivered to the customer’s delivery site. Provisions for certain rebates, sales incentives, product returns and discounts to customers are recorded in the same period the related revenue is recorded.
      Customer Incentives. Incentives are provided to customers primarily for new sales programs. These incentives begin to accrue when a commitment has been made to the customer and are recorded as a reduction to sales.
      Accounts Receivable. WPI maintains returns and allowances reserves as well as reserves for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in credit worthiness of customers, and other relevant factors. Changes in these key assumptions can have a significant impact on ultimate cash collections and reported income.
      Inventories. Inventories reflected on the opening balance sheet are stated at fair value. Going forward, inventories will be valued on the first in first out basis and costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value).
      Inventories consisted of the following (in $000s):

	September 30,	August 8,
	2005	2005

Finished goods	$116,822	$111,931
Work in process	106,083	114,448
Raw material and supplies	33,995	35,740

	$256,900	$262,119

Note 5.	Unit Options
      On June 29, 2005, the Company granted 700,000 nonqualified unit options (the “Options”) to its Chief Executive Officer (the “CEO”). The option agreement permits the CEO to purchase up to 700,000

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
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
      As of September 30, 2005, the options had a weighted-average remaining contractual term of approximately 7 years. The weighted-average grant-date fair value of the options was $9.65.
      As of September 30, 2005, there was $6.6 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a period of seven years. For the three and nine months ended September 30, 2005, the amount of expense recognized for options was $240,718 and $245,994, respectively. No amount of expense related to options was recognized in any period prior to 2005.

Note 6.	Operating Units
      The Company, either directly or through its consolidated subsidiaries, conducts business in four principal areas: home fashion, gaming, oil and gas and real estate.
      a. Home fashion
      The Company conducts its home fashion operations through its majority ownership in WPI.
      A summary balance sheet for home fashion as of September 30, 2005 as included in the consolidated balance sheet and as of August 8, 2005, the acquisition date, is as follows:

	September 30,	August 8,
	2005	2005

	(In $000s)
Current assets	$566,061	$570,111
Property plant and equipment, net	205,127	213,589
Intangible assets	24,400	24,400

Total assets	$795,588	$808,100

Current liabilities	$105,711	$111,363
Other liabilities	8,364	11,044
Equity	681,513	685,693

Total liabilities and equity	$795,588	$808,100

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Summarized statement of earnings information for the period from August 8, 2005 to September 30, 2005, is as follows (in $000s):

Revenues	$183,627
Expenses:
Cost of sales	159,152
Selling, general and administrative	29,565

Operating loss	$(5,090)

      Total depreciation for the period was $6.9 million, of which $5.1 million was included in cost of sales and $1.8 million was included in selling, general and administrative.
      b. Gaming
      The Company owns and operates gaming properties in Las Vegas and Atlantic City. We operate three gaming and entertainment properties in the Las Vegas metropolitan area through our subsidiary American Casino. The three properties are the Stratosphere Casino Hotel and Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces. We also own and operate The Sands Hotel and Casino in Atlantic City, New Jersey through our majority ownership of Atlantic Holdings.
      A summary balance sheet for gaming as of September 30, 2005 and December 31, 2004, included in the consolidated balance sheets, is as follows:

	September 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
Current assets	$145,483	$120,499
Property plant and equipment, net	441,570	445,400
Other assets	62,033	74,011

Total assets	$649,086	$639,910

Current liabilities	$54,645	$60,425
Long term debt	220,612	284,989
Other liabilities	10,903	10,746
Equity	362,926	283,750

Total liabilities and equity	$649,086	$639,910

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Summarized statement of earnings information for the three and nine month periods ended September 30, 2005 and 2004, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Revenues
Casino	$84,568	$82,617	$250,806	$244,024
Hotel	18,681	16,179	55,370	48,970
Food and beverage	24,749	22,394	69,998	66,604
Tower, retail and other income	10,283	10,037	29,401	28,564

Gross revenues	138,281	131,227	405,575	388,162
Less promotional allowances	12,042	11,962	34,101	35,183

Net revenues	126,239	119,265	371,474	352,979

Expenses
Casino	28,671	28,388	83,993	84,721
Hotel	8,517	7,525	23,276	20,450
Food and beverage	16,038	14,227	44,822	41,985
Other operating expenses	4,349	4,082	12,520	11,062
Selling, general and administrative	47,044	44,526	131,226	125,984
Depreciation and amortization	9,801	9,387	28,377	28,927

Total Costs and Expenses	114,420	108,135	324,214	313,129

Income from operations	$11,819	$11,130	$47,260	$39,850

      c. Oil and Gas
      The Company conducts oil and gas operations through its wholly-owned subsidiary, AREP Oil & Gas LLC (“AREP Oil & Gas”). AREP Oil & Gas includes the 50.01% ownership interest in NEG, the managing membership interest in NEG Holdings, the indirect membership interest (through NEG) in NEG Holdings, and the 100% ownership interest in TransTexas and Panaco, which are now known as National Onshore, L.P. and National Offshore, L.P., respectively. The Company’s oil and gas operations consist of exploration, development, and production operations principally in Texas, Oklahoma, Louisiana and Arkansas and offshore in the Gulf of Mexico.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      A summary balance sheet for AREP Oil & Gas as of September 30, 2005 and December 31, 2004, included in the consolidated balance sheets, is as follows:

	September 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
Current assets	$154,237	$81,748
Oil and gas properties, full cost method	632,673	527,384
Other noncurrent assets	39,903	50,067

Total assets	$826,813	$659,199

Current liabilities	$135,748	$63,148
Noncurrent liabilities	235,480	336,933

Total liabilities	371,228	400,081
Equity	455,585	259,118

Total liabilities and equity	$826,813	$659,199

      Summarized statement of earnings information for the three and nine month periods ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Revenues	$75,675	$34,715	$193,633	$110,101
Unrealized hedging loss	(79,798)	(9,347)	(111,631)	(23,165)
Plant/ Field operations	1,761	659	4,707	2,098

Total revenues	(2,362)	26,027	86,709	89,034

Cost and expenses
Lease operating expenses	6,098	3,431	19,373	10,077
Transportation and gathering	1,560	783	3,764	2,427
Taxes, other than income	4,186	2,629	11,184	7,498
Plant/ Field operations	781	792	2,223	2,509
Depreciation, depletion and amortization	21,796	14,210	68,573	45,321
General and administrative expenses	2,832	2,770	10,807	8,804

Total expenses	37,253	24,615	115,924	76,636

Operating income (loss)	$(39,615)	$1,412	$(29,215)	$12,398

      Oil and gas operating expenses comprise expenses that are directly attributable to exploration, development and production operations including lease operating expenses, transportation expenses, gas plant operating expenses, ad valorem and production taxes.
      For the three and nine months ended September 30, 2005, natural gas comprised 75% and 72% of revenues, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Included in revenue is the impact of unrealized gains and losses on derivatives. For the three months ended September 30, 2005, there was an unrealized loss of $79.8 million as compared to a loss of $9.3 million in the comparable period of the prior year. For the nine months ended September 30, 2005 and 2004, unrealized losses of $111.6 million and $23.1 million, respectively, were recognized.
      d. Real Estate
      The Company’s real estate operations consist of (1) rental real estate, (2) property development and (3) associated resort activities.
      Rental Real Estate. As of September 30, 2005, the Company owned 58 rental real estate properties. These primarily consist of fee and leasehold interests and, to a limited extent, interests in real estate mortgages, in 23 states. Most of these properties are net-leased to single corporate tenants. Approximately 74% of these properties are currently net-leased, 4% are operating properties, 10% are vacant and 12% are held for sale.
      Property Development and Associated Resort Activities. The Company owns, primarily through Bayswater Development L.L.C. and other Bayswater subsidiaries, residential development properties located in New York, Massachusetts and Florida. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development. The Company’s New Seabury development property in Cape Cod, Massachusetts, and Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of more than 450 and 980 units of residential housing, respectively. Both developments operate golf and resort activities.
      In the third quarter of 2005, the Company entered into agreements to seek offers to finance or sell the New Seabury development located in Massachusetts and Grand Harbor/ Oak Harbor, one of Bayswater’s two Florida developments. The Company cannot predict whether any such offers will be acceptable to the Company.
      A summary of real estate assets as of September 30, 2005 and December 31, 2004, included in the consolidated balance sheets, is as follows:

	September 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
Rental properties
Finance leases, net	$74,207	$85,281
Operating leases	51,780	49,118
Property development	109,671	106,537
Resort properties	46,418	50,132

Total real estate	$282,076	$291,068

      In addition to the above are properties held for sale. The amount included in other current assets related to such properties was $29.6 million and $58.0 million at September 30, 2005 and December 31, 2004, respectively. The operating results of certain of these properties are classified as discontinued operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Summarized statement of earnings information attributable to rental real estate, property development and associated resort activities is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Revenues:
Rental real estate:
Interest income on financing leases	$1,780	$2,253	$5,547	$7,679
Rental income	3,045	2,113	7,062	6,565
Property development	11,519	3,047	34,257	20,503
Resort activities	7,914	6,794	20,081	11,068

Total revenues	24,258	14,207	66,947	45,815

Operating expenses:
Rental real estate	2,163	2,630	5,619	6,382
Property development	8,833	2,577	28,016	13,639
Resort activities	7,364	5,658	20,566	10,597

Total expenses	18,360	10,865	54,201	30,618

Operating income	$5,898	$3,342	$12,746	$15,197

      The Company markets for sale portions of its commercial real estate portfolio. For the three and nine months ended, sale activity was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s, except unit data)
Properties sold	—	12	11	45
Proceeds received (costs incurred)	$(6)	$13,852	$37,602	$131,988
Mortgage debt	$—	$—	$10,702	$93,845

Gain (loss) recorded in operations	$—	$(10)	$176	$5,811
Gain (loss) recorded in discontinued operations(i)	$(6)	$9,347	$15,652	$64,533

Total gain (loss) recorded	$(6)	$9,337	$15,828	$70,344

(i)	A gain of $5.7 million on the sale of resort properties was recognized in the three months ended March 31, 2005 in addition to gains on the rental portfolio.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 7.	Investments and Securities Sold not yet Purchased
      Investments consist of the following (in $000s):

	September 30, 2005		December 31, 2004

		Carrying		Carrying
	Cost	Value	Cost	Value

	(Unaudited)
Trading securities
Current Investments:

U.S. government and agency obligations	$370,714	$370,758	—	—
Marketable equity and debt securities	31,677	40,825	—	—
Corporate debt securities	123,834	123,636	—	—
Mortgage-backed securities	53,585	53,594	—	—
Other debt securities	21,288	21,241	—	—

Total current	$601,098	$610,054	—	—

Available for sale

Current Investments:
U.S. government and agency obligations	$9,000	$8,968	$96,840	$96,840
Marketable equity and debt securities	77,445	72,858	2,248	2,248
Other debt securities	2,758	2,756	—	—

Total current	$89,203	$84,582	$99,088	$99,088

Non-Current Investments:
U.S. government and agency obligations	—	—	$5,491	$5,491
WestPoint Stevens debt	—	—	205,850	205,850
Other	19,488	15,738	40,098	40,098

	$19,488	$15,738	$251,439	$251,439

      In the third quarter of 2005, the Company began using the services of an unaffiliated third party investment manager to manage certain fixed income investments. At September 30, 2005, $569.2 million had been invested at the direction of such manager in a diversified portfolio consisting predominantly of liquid, short-term government, agency and collateralized obligations. As of such date, more than 95% of such investments were invested in cash equivalents, U.S. government obligations or other investment grade obligations. Investments managed by the third party investment manager are classified as trading securities in the accompanying consolidated balance sheet.
Securities Sold not yet Purchased
      The Company also sells securities short. At September 30, 2005, a liability of $90.9 million had been recorded related to short sales.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 8.	Trade, Notes and Other Receivables, Net
      Trade notes and other receivables, net, consist of the following (in $000s):

	September 30,	December 31,
	2005	2004

Trade receivables — home fashion	$182,660	$—
Allowance for doubtful accounts — home fashion	(5,850)	—
Other receivable reserves — home fashion	(6,200)	—
Trade receivables — oil and gas	43,955	32,435
Receivables due from broker	60,648	—
Other	26,926	73,055

	$302,139	$105,490

Note 9.	Other Current Assets
      Other current assets consist of the following:

	September 30,	December 31,
	2005	2004

Properties held for sale	$29,564	$58,021
Restricted cash — non-securities	25,356	19,900
Restricted cash — securities	121,313	123,001
Hedge deposits — oil and gas	64,068	—
Other	46,789	8,492

	$287,090	$209,414

Note 10.	Property, Plant and Equipment
      Property, plant and equipment (“P,P&E”) consist of the following:

	September 30, 2005			December 31, 2004

		Accumulated			Accumulated
		Depletion/			Depletion/
	Cost	Depreciation	Net	Cost	Depreciation	Net

	(In $000s)
Home fashion	$212,060	$(6,933)	$205,127	$—	$—	$—
Gaming	604,450	(162,880)	441,570	587,073	(141,673)	445,400
Oil and Gas	1,099,660	(466,987)	632,673	928,689	(401,305)	527,384
Real Estate	314,933	(32,857)	282,076	311,230	(20,162)	291,068

Total P,P&E	$2,231,103	$(669,657)	$1,561,446	$1,826,992	$(563,140)	$1,263,852

      Depreciation, depletion and amortization expense for the nine month periods ended September 30, 2005 and 2004 was $108.6 million and $78.1 million, respectively.
      During 2005, the Company has begun to incur operating losses relating to the operation of The Sands. However, The Sands continues to generate positive cash flow. The Company believes that its efforts to improve profitability will lead to a reversal of these operating losses. However, as there is no guarantee that the Company’s efforts will be successful, the Company continues to evaluate whether there is an impairment

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). In the event that a change in operations results in a future reduction of cash flows, the Company may determine that an impairment under SFAS 144 has occurred at The Sands, and an impairment charge may be required. The carrying value of P,P&E of The Sands at September 30, 2005 was approximately $165.5 million.

Note 11.	Non-Current Assets
      Other non-current assets consist of the following:

	September 30,	December 31,
	2005	2004

	(In $000s)
Deferred taxes	$49,761	$56,416
Deferred finance costs	26,258	21,038
Restricted deposits	22,603	23,519
Other	10,680	24,588

	$109,302	$125,561

      Restricted deposits represent amounts escrowed with respect to asset retirement obligations at the Company’s oil and gas operations.

Note 12.	Other Non-Current Liabilities and Minority Interests
      Other non-current liabilities consist of the following:

	September 30,	December 31,
	2005	2004

	(In $000s)
Minority interests	$313,744	$17,740
Asset retirement obligations (note 17)	42,056	56,524
Hedge liability (note 18)	31,543	7,800
Other	29,382	28,465

	$416,725	$110,529

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 13.	Long Term Debt
      Long-term debt comprised the following:

	September 30,	December 31,
	2005	2004

	(In $000s)
Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$—
Senior unsecured 8.125% notes due 2012 — AREP	350,841	350,598
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facilities — NEG Operating	110,934	51,834
Mortgages payable	82,590	91,896
GBH 11% Notes	—	43,741
Other	5,612	4,977

Total long-term debt	1,244,977	758,046
Less current maturities:
Mortgages payable	(18,192)	(31,177)
GBH 11% Notes	—	(43,741)

	$1,226,785	$683,128

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

GBH 11% Notes
      On September 29, 2005, GBH filed Chapter 11 bankruptcy. As a result of the filing (and as explained in note 1) the Company has deconsolidated its investment in GBH effective September 29, 2005.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Borrowings Under Credit Facility
      On December 29, 2003, NEG Operating LLC, or NEG Operating entered into a Credit Agreement (the “NEG Credit Agreement”) with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as Administrative Agent and Bank of Texas, N.A. and Bank of Nova Scotia as Co-Agents. The NEG Credit Agreement was amended as of July 29, 2005 in connection with AREP’s acquisition of a managing membership interest in NEG Holdings.
      The Credit Agreement provides for a loan commitment amount of up to $145 million and a letter of credit commitment of up to $15 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the NEG Credit Agreement). The NEG Credit Agreement provides further that the amount available to NEG Holdings at any time is subject to certain restrictions, covenants, conditions and changes in the borrowing base calculation. In partial consideration of the loan commitment amount, NEG Operating has pledged a continuing security interest in all of its oil and natural gas properties and its equipment, inventory, contracts, fixtures and proceeds related to its oil and natural gas business.
      At NEG Operating’s option, interest on borrowings under the NEG Credit Agreement bear interest at a rate based upon either the prime rate or the LIBOR rate plus, in each case, an applicable margin that, in the case of prime rate loans, can fluctuate from 0.75% to 1.50% per annum, and, in the case of LIBOR rate loans, can fluctuate from 1.75% to 2.50% per annum. The NEG Credit Agreement expires on September 1, 2006. As of September 30, 2005, the outstanding balance under the credit facility was $110.9 million.
      Pursuant to the terms of the Pledge Agreement and Irrevocable Proxy in favor of Bank of Texas, N.A. (the “Pledge Agreement”), in order to secure the performance of the obligations of NEG Holdings (1) each of NEG and AREP have pledged their membership interest in NEG Holdings (such interests constituting 100% of the outstanding equity membership interest of NEG Holdings); (2) NEG Holdings has pledged its 100% equity membership interest in Operating LLC; and (3) Operating LLC has pledged its 100% equity membership interest in its subsidiary, Shana National LLC (the membership interests referred to in clauses (1), (2) and (3) above are collectively referred to as the “Collateral”).
      The NEG Credit Agreement requires, among other things, semiannual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio and a minimum tangible net worth.

Note 14.	Other Income (Expense)
      Other Income (Expense) comprises the following;

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Net gains (losses) on marketable securities	$(23,779)	$—	$(23,999)	$37,167
Minority interest	3,158	579	4,705	1,322
Other	397	263	7,076	11,713

	$(20,224)	$842	$(12,218)	$50,202

      Gains and losses on properties classified as discontinued operations are classified elsewhere in the Company’s Consolidated Statement of Earnings.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Included in net gains (loss) on marketable securities are net realized and unrealized losses on a short position of $38.7 million and $46.4 million for the three and nine months ended September 30, 2005, respectively. There were no such losses in the three and nine months ended September 30, 2004.

Note 15.	Preferred Units
      Pursuant to the terms of the preferred units, on March 4, 2005, the Company declared its scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preference unit of $10. The distribution was paid on March 31, 2005 to holders of record as of March 15, 2005. A total of 514,133 additional preferred units was issued. At September 30, 2005, 10,800,577 preferred units are issued and outstanding. In February 2005, the number of authorized preferred units was increased to 10,900,000.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 16.	Earnings (Loss) Per Limited Partnership Unit
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s, except unit and per unit data)
Attributable to Limited Partners:
Basic income (loss) from continuing operations	$(121,669)	$16,528	$(108,694)	$88,787
Add Preferred LP Unit distribution	—	1,260	—	3,721

Income (loss) before discontinued operations	(121,669)	17,788	(108,694)	92,508
Income (loss) from discontinued operations	(247)	10,116	21,816	68,487

Diluted earnings (loss)	$(121,916)	$27,904	$(86,878)	$160,995

Weighted average LP units outstanding	61,856,830	46,098,284	51,351,133	46,098,284
Dilutive effect of LP options issued to CEO	—	—	—	—
Dilutive effect of redemption of Preferred LP Units	—	5,040,623	—	5,760,464

Weighted average LP units and equivalent partnership units outstanding	61,856,830	51,138,907	51,351,133	51,858,748

Basic earnings:
Income (loss) from continuing operations	$(1.97)	$.36	$(2.12)	$1.93
Income from discontinued operations	—	.22	.42	1.49

Basic earnings (loss) per LP unit	$(1.97)	$.58	$(1.70)	$3.42

Diluted earnings:(i)
Income (loss) from continuing operations	$(1.97)	$.35	$(2.12)	$1.78
Income from discontinued operations	—	.20	.42	1.32

Diluted earnings (loss) per LP unit	$(1.97)	$.55	$(1.70)	$3.10

(i)	The computation of diluted earnings per LP unit for the three and nine months ended September 30, 2005 excludes the impact of the redemption of the Preferred LP units and the LP options as the impact of these items would have been anti-dilutive.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As their effect would have been dilutive, the following number of shares have been excluded from the weighted average LP units outstanding:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,

	2005	2005

	(In $000s)
Dilutive effect of LP options issued to CEO	29,135	9,712
Dilutive effect of redemption of preferred LP units	3,033,870	3,595,088
During the third quarter of 2005, the Company paid a dividend of $0.10 per LP unit.

Note 17.	Asset Retirement Obligations
      The Company’s asset retirement obligation represents expected future costs to plug and abandon its wells, dismantle facilities, and reclamate sites at the end of the related assets’ useful lives.
      As of September 30, 2005, the Company had $22.6 million held in various escrow accounts relating to the asset retirement obligations for certain offshore properties, which is included in other non-current assets in the consolidated balance sheet. The following table summarizes changes in the Company’s asset retirement obligations during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

	September 30,	December 31,
	2005	2004

	(In $000s)
Asset retirement obligation — beginning of period	$56,524	$6,746
Accretion expense	2,290	593
Acquisitions	—	49,538
Liabilities sold	(16,758)	—
Revisions/settlements	—	(353)

Asset retirement obligation — end of period	$42,056	$56,524

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 18.	Oil and Gas Derivatives
      The following is a summary of the Company’s commodity price collar agreements as of September 30, 2005:

Type of Contract	Production Month	Volume Per Month	Floor	Ceiling

No cost collars	Jan-Dec 2005	40,000 Bbls	$42.50	$46.00
No cost collars	March-Dec 2005	14,000 Bbls	44.50	48.00
No cost collars	Jan-Dec 2005	25,000 Bbls	43.60	45.80
No cost collars	March-Dec 2005	250,000 MMBTU	6.05	7.30
No cost collars	Jan-Dec 2005	550,000 MMBTU	6.00	8.35
No cost collars	Jan-Dec 2005	300,000 MMBTU	3.25	4.60
No cost collars	Jan-Dec 2005	300,000 MMBTU	4.75	5.45
No cost collars	Jan-Dec 2005	250,000 MMBTU	6.00	8.70
No cost collars	Jan-Dec 2006	31,000 Bbls	41.65	45.25
No cost collars	Jan-Dec 2006	16,000 Bbls	41.75	45.40
No cost collars	Jan-Dec 2006	570,000 MMBTU	6.00	7.25
No cost collars	Jan-Dec 2006	120,000 MMBTU	6.00	7.28
No cost collars	Jan-Dec 2006	500,000 MMBTU	4.50	5.00
No cost collars	Jan-Dec 2006	46,000 Bbls	60.00	68.50
(The company participates in a second ceiling at $84.50 on the 46,000 Bbls)
No cost collars	Jan-Dec 2007	30,000 Bbls	57.00	70.50
No cost collars	Jan-Dec 2007	30,000 Bbls	57.50	72.00
No cost collars	Jan-Dec 2007	930,000 MMBTU	8.00	10.225
No cost collars	Jan-Dec 2008	46,000 Bbls	55.00	69.00
No cost collars	Jan-Dec 2008	750,000 MMBTU	7.00	10.35
      The Company records derivatives contracts as assets or liabilities in the consolidated balance sheet at fair value. As of September 30, 2005 and December 31, 2004, these derivatives were recorded as a liability of $128.3 million and $16.7 million, respectively. The fair value of the derivatives contracts that mature within a 12 month period of the balance sheet date ($96.8 million and $8.9 million as of September 30, 2005 and December 31, 2004, respectively) is included in other current liabilities in the balance sheet. The long-term portion is included in other non-current liabilities. The Company has elected not to designate any of these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses are included in oil and gas revenues. The Company’s realized and unrealized losses on its derivatives contracts for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Realized loss (cash payments)	$11,497	$4,694	$19,486	$8,559
Unrealized loss	79,798	9,347	111,631	23,165

	$91,295	$14,041	$131,117	$31,724

      For derivatives contracts in loss positions, the Company is required to provide collateral to counter parties in the form of margin deposits or a letter of credit from a financial institution. As of September 30, 2005, the

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Company had $64.1 million on deposit with Shell Trading (US) and Citibank Texas, N.A., which is included in Other current assets on the balance sheet, and a letter of credit issued under the NEG Credit Agreement in the amount of approximately $14 million securing the Company’s derivatives positions.

Note 19.	Segment Reporting
      Through the end of the first quarter of 2005, the Company maintained six operating segments. The six operating segments consisted of: (1) hotel and casino operating properties, (2) property development, (3) rental real estate, (4) hotel and resort operating properties, (5) investment in oil and gas operating properties and (6) investments in securities, including investments in other limited partnerships and marketable equity and debt securities.
      During the second quarter, in connection with recent acquisition activity and the Company’s increasing focus on its operating activities, the Company eliminated “investments in securities” as an operating and reportable segment. Accordingly, the Company has reclassified investment income from revenue to other income.
      During the third quarter, the Company acquired a majority interest in WPI (see note 4). The operations of WPI have been designated as a separate operating and reportable segment, the home fashion segment.
      As a result of the above changes, the Company now reports the following six reportable segments: (1) home fashion; (2) gaming (formerly called “hotel and casino operating properties”); (3) oil and gas; (4) property development; (5) rental real estate and (6) associated resort activities (formerly “hotel and resort operating properties”). The Company’s three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheet and statement of earnings.
      The Company assesses and measures segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.
      The revenues and net segment operating income for each of the reportable segments are summarized as follows for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Revenues:
Home fashion	$183,627	$—	$183,627	$—
Gaming	126,239	119,265	371,474	352,979
Oil and gas	(2,362)	26,027	86,709	89,034
Real estate
Property development	11,519	3,047	34,257	20,503
Rental real estate	4,825	4,366	12,609	14,244
Resort activities	7,914	6,794	20,081	11,068

Total real estate	24,258	14,207	66,947	45,815

Total revenues	$331,762	$159,499	$708,757	$487,828

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Net segment operating income (loss):
Home fashion	$(5,090)	$—	$(5,090)	$—
Gaming	11,819	11,130	47,260	39,850
Oil and gas	(39,615)	1,412	(29,215)	12,398
Real estate
Property development	2,686	470	6,241	6,864
Rental real estate	2,662	1,736	6,990	7,862
Resort activities	550	1,136	(485)	471

Total real estate earnings	5,898	3,342	12,746	15,197

Total segment operating income	(26,988)	15,884	25,701	67,445

Holding company costs(i)	3,168	1,550	12,153	4,727

Total operating income (loss)	(30,156)	14,334	13,548	62,718

Interest expense	(27,420)	(18,659)	(78,874)	(44,653)
Interest income	10,871	18,464	37,457	34,998
Impairment loss on GBH	(52,366)	—	(52,366)	—
Other income (expense)	(20,224)	842	(12,218)	50,202
Income tax expense	(6,558)	(4,057)	(18,993)	(14,232)

Income (loss) from continuing operations	$(125,853)	$10,924	$(111,446)	$89,033

Depreciation, depletion and amortization (D, D&A) by segment:
Home fashion	$6,934	$—	$6,934	$—
Gaming	9,801	9,387	28,377	28,927
Oil and gas	21,796	14,210	68,573	45,321
Real estate:
Rental real estate	722	475	1,752	1,871
Resort operating properties	854	712	2,952	1,989

Total real estate	1,576	1,187	4,704	3,860

DD&A in operating expenses	$40,107	$24,784	$108,588	$78,108

Amortization in interest expense	538	290	1,577	473

Total DD&A	$40,645	$25,074	$110,165	$78,581

(i)	Holding company costs include general and administrative expenses and acquisition costs of the holding company. General and administrative expenses of the segments are included in their respective operating expenses in the accompanying statements of earnings.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 20.	Income Taxes
      The Company’s corporate subsidiaries recorded the following income tax (expense) benefit attributable to continuing operations for its taxable subsidiaries for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Current	$(3,937)	$(109)	$(7,778)	$(4,050)
Deferred	(2,621)	(3,948)	(11,215)	(10,182)

	$(6,558)	$(4,057)	$(18,993)	$(14,232)

      The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) for the Company is as follows at September 30, 2005 and December 31, 2004 (in $000s):

	September 30,	December 31,
	2005	2004

		(Unaudited)
Deferred tax assets:
Property, plant and equipment	$9,379	$16,871
Net operating loss carryforwards	56,865	90,490
Investment in NEG Holding LLC	(3,901)	5,333
Other	34,983	36,940

	97,326	149,634
Valuation allowance	(44,880)	(88,590)

Sub-total	52,446	61,044
Less current portion	(2,685)	(4,628)

Long-term deferred tax assets	$49,761	$56,416

      At September 30, 2005, NEG had operating loss carryforwards available for federal income tax purposes of approximately $85.2 million, which begin expiring in 2009. Net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of NEG. Prior to the formation of NEG Holdings, the income tax benefit associated with the loss carryforwards had not been recognized, since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of NEG Holdings, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed and concluded, based on the projected allocation of taxable income by NEG Holdings, NEG more likely than not will realize a partial benefit from the loss carryforwards. In accordance with SFAS 109, NEG recorded a deferred tax asset of $11.5 million and $19.2 million as of September 30, 2005 and December 31, 2004, respectively. Ultimate realization of the deferred tax asset is dependent upon, among other factors, NEG’s ability to generate sufficient taxable income during the carryforward periods.
      At December 31, 2004, TransTexas had net operating loss carryforwards available for federal income tax purposes of approximately $61.2 million which will begin to expire in 2020. Utilization of the net operating loss carryforwards is subject to an annual limitation of approximately $2.2 million due to a change in control of ownership (as defined in the Internal Revenue Code).

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      On April 6, 2005, pursuant to the TransTexas purchase agreement, TransTexas merged into a limited partnership. The transaction resulted in the net operating loss carryforwards remaining with the former parent company, and, in accordance with SFAS 109, the net deferred tax liabilities of approximately $6.7 million were credited to equity.
      At December 31, 2004, Panaco had net operating loss carryforwards available for federal income tax purposes of approximately $42.6 million which begin to expire in 2019. On June 30, 2005, pursuant to the Panaco purchase agreement, Panaco merged into a limited partnership owned by AREP in exchange for AREP depositary units. The purchase was a nontaxable transaction resulting in the net operating loss carryforwards remaining with the former Panaco shareholders. Additionally, in accordance with SFAS 109, for financial reporting purposes, the net deferred tax assets of approximately $2.6 million were debited to equity.
      We recorded income tax provisions of $6.5 million and $4.1 million on pre-tax loss of $119.3 million and pre-tax profit of $15.0 million for the three months ended September 30, 2005 and 2004, respectively. Our effective income tax rate was (5.4)% and 27.3% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners.
      We recorded income tax provisions of $19.0 million and $14.2 million on pre-tax loss of $92.5 million and pre-tax profit of $103.3 million for the nine months ended September 30, 2005 and 2004, respectively. Our effective income tax rate was (20.5)% and 13.l% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners.
      During the nine months ended September 30, 2005, we paid $5.8 million in income taxes. No amounts were paid in the comparable period in the prior year.

Note 21.	Commitments and Contingencies
      The Company is involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, the Company has no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition of the Company.
      As discussed in note 13 above, the Company’s oil and gas segment maintains a letter of credit of approximately $14 million securing certain derivative positions.

WPI Rights Offering
      In connection with the WPI rights offering (see note 4), the Company has agreed to guarantee the $92 million in expected future rights proceeds in the form of a line of credit available to WPI.

Note 22.	Subsequent Events

Securities
      The Company sold short certain equity securities. Gains and losses on securities sold short are recorded as unrealized gains (losses) in the Company’s statement of earnings. Based on the market value at November 1, 2005, the cumulative loss on the short position had declined by approximately $13 million from the loss recognized as of September 30, 2005.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Offer to Acquire Remaining Shares in National Energy Group
      On July 8, 2005, the Company made a proposal to NEG, regarding a transaction pursuant to which the existing shareholders, other than AREP Oil & Gas, would receive $3.00 in cash for each share of NEG common stock held by them. In the event of such transaction, AREP and its subsidiaries would own 100% of the NEG stock. In connection with the proposal, NEG’s Board of Directors formed a special board committee chaired by one of its independent directors with full authorization to review and enter into discussions with AREP regarding the proposal. The special board committee retained an independent financial advisor and legal counsel to assist in the review process. By letter dated October 10, 2005, the special board committee notified AREP and NEG’s board of directors that, based on a thorough review of the proposal by the special board committee and its financial and legal advisors, the proposal was inadequate from a financial point of view to our minority shareholders.
      During the special board committee’s evaluation of the cash proposal and related discussions with AREP, the special board committee also explored an alternative proposal whereby NEG’s minority shareholders might receive an aggregate 2% equity interest in a new equity to be formed for the purpose of owning all or a portion of the assets of NEG Holdings and certain other oil and gas companies. The special board committee’s letter indicated that the committee had determined that such alternative proposal was also inadequate from a financial point of view to NEG’s minority shareholders. The special board committee’s letter also indicated that the committee was willing to consider any amended proposal that AREP might submit. To date, the Company has not submitted any amended or new proposal and there can be no assurance that any amended or new proposal may be submitted by the Company.

Oil and Gas Acquisition
      In October 2005, the Company executed a purchase and sale agreement to acquire additional acreage near its existing production properties in East Texas. This acquisition consists of 3,500 acres with 17 producing wells and numerous drilling opportunities. The purchase price was approximately $85 million and the transaction closed on November 8, 2005.

Appointment of new CEO at WPI
      On October 11, 2005, Joseph Pennacchio was hired as the Chief Executive Officer of both WPI and WestPoint Home, Inc. The former CEO, M.L. (Chip) Fontenot, will remain with WestPoint Home as its Vice Chairman and serve as a senior advisor to the board on a transitional basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

1.	Overview
2.	Results of Operations
• Consolidated Financial Results
• Home Fashion
• Gaming
• Oil and Gas
• Real Estate
• Corporate and Investments
3.	Liquidity and Capital Resources
• Consolidated Financial Results
• Home Fashion
• Gaming
• Oil and Gas
• Real Estate
4.	Certain Trends and Uncertainties
Overview
      We are a diversified holding company engaged in a variety of businesses. Our primary business strategy is to continue to grow and enhance the value of our core businesses, including home fashion, gaming, oil and gas and real estate. In addition, we seek to acquire undervalued assets and companies that are distressed or in out of favor industries. In continuation of our strategy to grow our core businesses, we have recently acquired additional oil and gas and gaming assets from affiliates of Mr. Icahn. See note 2 to notes to consolidated financial statements “Related Party Transactions.” In continuation of our strategy to acquire undervalued assets and companies in distressed or out of favor industries, we recently completed the acquisition of assets in the home fashion industry.
Results of Operations

Consolidated Financial Results
      Our historical financial statements herein have been restated to reflect the acquisition of interests in five entities in the second quarter of 2005 as discussed in note 2 to the consolidated financial statements.
      On August 8, 2005, WestPoint International, Inc., or WPI, our indirect subsidiary, completed the acquisition of substantially all of the assets of WestPoint Stevens, Inc., or WestPoint Stevens. The acquisition was completed pursuant to an agreement dated June 23, 2005 which was subsequently approved by the U.S. Bankruptcy Court. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including among other, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. The results of WPI have been included from the date of acquisition.
      As discussed below, our revenues have been adversely affected by the unrealized loss on derivative transactions at our oil and gas segment.

      The key factors affecting the financial results for the three and nine months ended September 30, 2005 were:

Three months ended September 30, 2005 compared to three months ended September 30, 2004

•	Losses on hedging transactions. Unrealized losses on hedging transactions at our oil and gas operations were $79.8 million. This loss offset otherwise favorable results from higher prices for oil and gas and higher production volumes. On a reported basis, operating income from oil and gas activities in the third quarter of 2005 was $41.0 million lower than operating income from oil and gas activities for the same period in the prior year. On a gross basis, revenues were $47.8 million higher in the third quarter of 2005 when compared with the same period in the prior year (see page 50).

•	Interest Expense. Higher interest expense in the current year as a result of higher debt levels. On a reported basis, interest expense increased approximately $8.8 million.

•	Losses on marketable securities. Net losses on securities were $23.8 million in the current year. There were no gains or losses on securities in the comparable period of the prior year.

•	Loss on investment in GB Holdings, Inc., or GBH. In connection with the bankruptcy filing of GBH, we incurred impairment charges of $52.4 million.

•	Reduced gains on sales of properties. On a reported basis, income from gains on discontinued operations fell $9.3 million.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

•	Losses on hedging transactions. Unrealized losses on hedging transactions were the largest component of the year over year comparison. Unrealized loss on hedging transactions at our oil and gas operations were $111.6 million. This was offset by otherwise favorable results from higher prices of oil and gas and higher production volume. On a reported basis, operating income for oil and gas activities was $41.6 million lower than the same period in the prior year. On a gross basis, revenues were $94.5 million higher in the third quarter of 2005 when compared to the same period in the prior year (see page 50).

•	Reduction in gains on securities. Net losses on securities were $24.0 million in the current year versus gains of $37.2 million in the prior year.

•	Loss on investment in GBH. In connection with the bankruptcy filing of GBH, we incurred impairment charges of $52.4 million.

•	Interest Expense. Higher interest expense in the current year as a result of higher debt levels. On a reported basis, interest expense increased approximately $34.2 million.

•	Reduced gain on sales of properties. On a reported basis, income from gains on discontinued operations fell $43.2 million.

Consolidated Results

Three months ended September 30, 2005 compared to three months ended September 30, 2004.
      Revenues increased by $172.3 million, or 108.0%, during the three months ended September 30, 2005 as compared to the same period in 2004. This increase reflects the inclusion of the results of WPI from August 8, 2005 which resulted in an increase in revenues of $183.6 million. Oil and gas revenues dropped $28.4 million, gaming revenues rose by $6.9 million and real estate revenues rose $10.1 million.
      Operating income decreased by $44.5 million during the three months ended September 30, 2005 as compared to the same period in 2004. This decrease reflects an increase of $0.7 million in operating income from gaming and $2.6 million for real estate, offset by a $41.0 million decrease in operating income from oil and gas, and an increase in corporate costs of $1.6 million, due largely to acquisition costs.

      On September 29, 2005, GBH filed Chapter 11 bankruptcy. As a result of this filing, we have determined that we no longer control GBH under the criteria set out in Statement of Financial Accounting Standards, No. 94, “Consolidation of all Majority-Owned Subsidiaries” and have deconsolidated our investment effective the date of the filing.
      As a result of GBH’s bankruptcy, we recorded impairment charges of $52.4 million related to the write-off of the remaining carrying amount of our investment ($6.7 million) and also to reflect a dilution in our effective ownership percentage of Atlantic Coast Entertainment Holdings Inc., 32.3% of which had been owned through our ownership of GBH ($45.7 million) (see note 1).
      Interest expense increased by $8.8 million, or 47.0%, during the three months ended September 30, 2005 as compared to the same period in 2004. This increase reflects the increased amount of borrowings, principally our senior notes issued in February 2005. Interest income decreased by $7.6 million, or 41.1%, during the three months ended September 30, 2005 as compared to the same period in 2004. The decrease reflects lower levels of interest income from mezzanine debt securities (a reduction of approximately $12 million) offset by high interest income on higher cash balances.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
      Revenues increased by $220.9 million, or 45.3%, during the nine months ended September 30, 2005 as compared to the same period in 2004. This increase reflects the inclusion of WPI ($183.6 million), and increases of $18.5 million for gaming and $21.1 million for real estate, offset by a decrease from oil and gas of $2.3 million.
      Operating income decreased by $49.2 million during the nine months ended September 30, 2005 as compared to the same period in 2004. This decrease is due to the inclusion of losses on WPI of $5.1 million and an increase in gaming of $7.4 million, offset by a reduction in oil and gas of $41.6 million and an increase in corporate costs of $7.4 million, of which $3.7 million related to acquisitions.
      As a result of GBH’s bankruptcy, we recorded impairment charges of $52.4 million related to the write-off of the remaining carrying amount of its investment ($6.7 million) and also to reflect a dilution in our effective ownership percentage of Atlantic Coast Entertainment Holdings Inc., 32.3% of which had been owned through our ownership of GBH ($45.7 million).
      Interest expense increased by $34.2 million, or 76.6%, during the nine months ended September 30, 2005 as compared to the same period in 2004. This increase reflects the increased amount of borrowings, principally our senior notes issued in February of 2005. Interest income increased by $2.5 million, or 7%, during the nine months ended September 30, 2005 as compared to the same period in 2004 reflecting higher cash balances offset by lower income from debt securities.

Home fashion
      WPI, through its wholly-owned indirect subsidiary, WestPoint Home, Inc., is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI also operates 35 retail outlet stores that sell home fashion products consisting principally of products manufactured by WPI. In addition, WPI receives a small portion of its revenues through the licensing of its trade marks.
      We invested in WestPoint Stevens in keeping with our strategy to acquire undervalued assets and companies that are in distressed or in out of favor industries. Although we have experience operating distressed businesses in troubled industries, we cannot predict whether we will be successful in our efforts to bring WPI to profitability. Historically, WestPoint Stevens has been adversely affected by a variety of negative conditions, including:

•	Adverse competitive conditions for U.S. mills compared to mills located overseas;

•	Protracted bankruptcy proceedings resulting in loss of customers,

•	Growth of low priced imports from Asia and Latin America resulting from lifting of import quotas;

•	Retailers of consumer goods have become fewer and more powerful over time; and

•	Long term increases in pricing and availability of raw materials.

Results of Operations for period from August 8, 2005 to September 30, 2005
      The following table summarizes the key operating data for our home fashion segment for the period from August 8, 2005 to September 30, 2005:

Revenues	$183,627
Expenses:
Cost of sales	159,152
Selling, general and administrative	29,565

Operating loss	$(5,090)

      Total depreciation for the period was $6.9 million of which $5.1 million was included in cost of sales and $1.8 million was included in selling, general and administrative.
      For the period from August 8, 2005 to September 30, 2005, bed products sales were $113.3 million and bath products sales were $58.7 million. Other sales, consisting primarily of sales from WPI’s retail outlet stores were $11.6 million.
      Gross earnings for the period from August 8, 2005 to September 30, 2005 were $24.5 million and reflect a gross margin of 13.3%. Included in the cost of goods sold in the period are $7.7 million in costs, primarily unabsorbed overhead, related to ongoing manufacturing restructuring efforts at WPI.
      WPI expects to continue its restructuring efforts and accordingly, expects that additional restructuring expenses will be incurred at least during the next year.
      Selling, general and administrative expenses were $29.6 million for the period from August 8, 2005 to September 30, 2005 and as a percentage of net sales represent 16.1%.

Subsequent events
      On October 13, 2005, WPI and Ralph Lauren Home, a division of Polo Ralph Lauren, extended their license agreement to December 31, 2008, for WPI to exclusively produce sheets, bedding accessories, towels, bed pillows, mattress pads, feather beds, down comforters and blankets under the Ralph Lauren brand.

Other
      WestPoint Stevens has had a nonexclusive license agreement with Disney Enterprises, Inc. for the sale of certain bed and bath products under Disney trademarks with an agreement termination date of December 31, 2005. The Disney license was not transferred to WPI along with other assets of WestPoint Stevens, however, WPI and Disney have reached a preliminary understanding which allows for the continued sale of products under the Disney agreement having termination dates of February 28, 2006, for sales in the United States and March 31, 2006 for sales in Canada.

Gaming
      The following table summarizes the key operating data for our gaming segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(In $000s)
Revenues:
Casino	$84,568	$82,617	$250,806	$244,024
Hotel	18,681	16,179	55,370	48,970
Food and beverage	24,749	22,394	69,998	66,604
Tower, retail and other income	10,283	10,037	29,401	28,564

Gross revenues	138,281	131,227	405,575	388,162
Less promotional allowances	12,042	11,962	34,101	35,183

Net revenues	126,239	119,265	371,474	352,979

Expenses:
Casino	28,671	28,388	83,993	84,721
Hotel	8,517	7,525	23,276	20,450
Food and beverage	16,038	14,227	44,822	41,985
Other operating expenses	4,349	4,082	12,520	11,062
Selling, general and administrative	47,044	44,526	131,226	125,984
Depreciation and amortization	9,801	9,387	28,377	28,927

Total Costs and Expenses	114,420	108,135	324,214	313,129

Income from operations	$11,819	$11,130	$47,260	$39,850

Operating income %	9.4%	9.3%	12.7%	11.3%

Three months ended September 30, 2005 compared to the three months ended September 30, 2004
      Gross revenues increased 5.4% to $138.3 million for the three months ended September 30, 2005 from $131.2 million for the three months ended September 30, 2004. This increase was primarily due to an increase in hotel revenues, as well as increases in casino, food and beverage and tower, retail and other revenues, primarily attributable to an increase in business volume, as discussed below. Las Vegas gross revenues increased 7.5% while Atlantic City gross revenues increased 1.8%.
      Casino revenues increased 2.4% to $84.6 million for the three months ended September 30, 2005 from $82.6 million for the three months ended September 30, 2004. Combined slot machine revenues were flat at $65.9 million, or 77.9%, of combined casino revenues, and combined table game revenues increased to $16.4 million, or 16.9%, of combined casino revenues, for the three months ended September 30, 2005 compared to $65.9 million and $15.4 million, respectively, for the three months ended September 30, 2004. The increase in casino revenues is primarily related to an increase in the slot hold percentage, and an increase in the table game drop. Las Vegas casino revenues increased 7.1% while Atlantic City casino revenues decreased 2.7%.
      Hotel revenues increased 15.5% to $18.7 million for the three months ended September 30, 2005 from $16.2 million for the three months ended September 30, 2004. This increase was primarily due to an increase in the average daily room rate from $54.55 to $59.89, or 9.8%. The increase in the average daily room rate was primarily attributable to a change in our hotel market mix and an increase in tourism in the Las Vegas market. Las Vegas hotel revenues increased 16.2% and Atlantic City hotel revenues increased 12.8%.
      Food and beverage revenues increased 10.5% to $24.7 million for the three months ended September 30, 2005 from $22.4 million for the three months ended September 30, 2004. This increase was primarily due to an increase in food and beverage covers. Las Vegas food and beverage revenues increased 4.9% and Atlantic City food and beverage revenues increased 27.0%.
      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 14.2% for the three months ended September 30, 2005 from 14.5% for three months ended September 30, 2004. This decrease was primarily attributable to a reduction in benefits from promotional activities related to slots. Promotional allowances as a percentage of casino revenues for Las Vegas operations decreased by 9.3% and for Atlantic City operations increased by 10.1%.
      Casino expenses increased 1.0% to $28.7 million for the three months ended September 30, 2005 from $28.4 million for the three months ended September 30, 2004.
      Hotel operating expenses increased 13.2% to $8.5 million for the three months ended September 30, 2005 from $7.5 million for the three months ended September 30, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.
      Food and beverage operating expenses increased 12.7% to $16.0 million for the three months ended September 30, 2005 from $14.2 million for the three months ended September 30, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.
      Other operating expenses increased 6.5% to $4.3 million for the three months ended September 30, 2005 from $4.1 million for the three months ended September 30, 2004. This increase was primarily due to an increase in costs related to headline entertainment at The Sands.
      Selling, general and administrative expenses primarily consist of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 5.7% to $47.0 million for the three months ended September 30, 2005 from $44.5 million for the three months ended September 30, 2004. This increase was primarily due to an increase in marketing promotions and direct mail expense and increased consulting fees related to Sarbanes-Oxley compliance at The Sands.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
      Gross revenues increased 4.5% to $405.6 million for the nine months ended September 30, 2005 from $388.2 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in casino revenues, as well as increases in hotel, food and beverage and tower, retail and other revenues, primarily attributable to an increase in business volume, as discussed below. Las Vegas gross revenues increased 8.9% while Atlantic City gross revenues decreased 2.9%.
      Casino revenues increased 2.8% to $250.8 million for the nine months ended September 30, 2005 from $244.0 million for the nine months ended September 30, 2004. Combined slot machine revenues increased to $194.3 million, or 77.5%, of combined casino revenues, and combined table game revenues increased to $48.7 million, or 16.1%, of combined casino revenues, for the nine months ended September 30, 2005 compared to $191.3 million and $47.6 million, respectively, for the nine months ended September 30, 2004. The increase is primarily related to an increase in the slot hold percentage, and an increase in the table game drop. Las Vegas casino revenues increased 9.7% while Atlantic City casino revenues decreased 4.7%.
      Hotel revenues increased 13.1% to $55.4 million for the nine months ended September 30, 2005 from $49.0 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in the average daily room rate from $55.90 to $62.33, or 11.5%. The increase in the average daily room rate was primarily attributable to a change in our hotel market mix and an increase in tourism in the Las Vegas market. Las Vegas hotel revenues increased 14.4% and Atlantic City hotel revenues increased 6.4%.
      Food and beverage revenues increased 5.1% to $70.0 million for the nine months ended September 30, 2005 from $66.6 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in food and beverage covers. Las Vegas food and beverage revenues increased 4.7% and Atlantic City food and beverage revenues increased 6.2%.

      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 13.6% for the nine months ended September 30, 2005 from 14.4% for the nine months ended September 30, 2004. This decrease was primarily attributable to reconfiguration of promotional programs in Las Vegas. Promotional allowances as a percentage of casino revenues for Las Vegas operations decreased by 6.9% while Atlantic City operations increased by 0.8%.
      Casino expenses decreased by 0.9% to $84.0 million for the nine months ended September 30, 2005 from $84.7 million for the nine months ended September 30, 2004. The decrease in casino expenses was primarily due to reduced gaming taxes as a result of lower casino revenues at the Sands in Atlantic City.
      Hotel operating expenses increased 13.8% to $23.3 million for the nine months ended September 30, 2005 from $20.5 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in labor costs and supplies as a result of an increase in business volume.
      Food and beverage operating expenses increased 6.8% to $44.8 million for the nine months ended September 30, 2005 from $42.0 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.
      Other operating expenses increased 13.2% to $12.5 million for the nine months ended September 30, 2005 from $11.1 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in costs related to headline entertainment at The Sands Hotel and Casino in Atlantic City, New Jersey, or The Sands, and an increase in labor costs associated with opening a new thrill ride at the Stratosphere.
      Selling, general and administrative expenses primarily consist of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 4.2% to $126.0 million for the nine months ended September 30, 2005 from $125.9 million for the nine months ended September 30, 2004. This increase was primarily due to an increase in marketing promotions and direct mail expense and increased consulting fees related to Sarbanes-Oxley at The Sands.

Results by Location
      The following is an analysis of revenue and operating income, by geographical location, for the Company’s gaming segment (in $000s):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net revenues:
Las Vegas	$81,781	$75,139	$246,128	$223,508
Atlantic City	44,458	44,126	125,346	129,471

Total gaming	$126,239	$119,265	$371,474	$352,979

Operating income (loss):
Las Vegas	$14,300	$10,408	$52,077	$36,302
Atlantic City (excl. GBH)	(1,342)	738	(3,486)	3,616
GBH	(1,139)	(16)	(1,331)	(68)

Total gaming	$11,819	$11,130	$47,260	$39,850

      During 2005, we began to incur operating losses relating to the operation of The Sands. However, The Sands continues to generate positive cash flow. We believe that our efforts to improve profitability will lead to a reversal of these operating losses. However, as there is no guarantee that our efforts will be successful, we continue to evaluate whether there is an impairment under SFAS 144. In the event that a change in operations results in a future reduction of cash flows, we may determine that an impairment under SFAS 144 has occurred at The Sands, and an impairment charge may be required. The company value of P,P&E of The Sands at September 30, 2005 was approximately $165.5 million.

Oil and Gas
      The following table summarizes key operating data for the oil and gas segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(In $000s)
Revenues	$75,675	$34,715	$193,633	$110,101
Unrealized hedging loss	(79,798)	(9,347)	(111,631)	(23,165)
Plant/ Field operations	1,761	659	4,707	2,098

Total revenues	(2,362)	26,027	86,709	89,034

Cost and expenses
Lease operating expenses	6,098	3,431	19,373	10,077
Transportation and gathering	1,560	783	3,764	2,427
Taxes, other than income	4,186	2,629	11,184	7,498
Plant/ Field operations	781	792	2,223	2,509
Depreciation, depletion and amortization	21,796	14,210	68,573	45,321
General and administrative expenses	2,832	2,770	10,807	8,804

Total expenses	37,253	24,615	115,924	76,636

Operating income (loss)	$(39,615)	$1,412	$(29,215)	$12,398

      For the three and nine months ended September 30, 2005 natural gas comprised 75% and 72% of sales, respectively.
      Included in revenue is the impact of unrealized gains and losses on derivatives. For the three months ended September 30, 2005 there was an unrealized loss of $79.8 million as compared to a loss of $9.3 million in the comparable period of the prior year. For the nine months ended September 30, 2005 and 2004, unrealized losses of $111.6 million and $23.1 million, respectively, were recognized.
      The oil and gas revenues include the effect of our derivative contracts, both realized and unrealized. The following table details the components of oil and gas revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Gross oil and gas revenue	$87,172	$39,409	$213,118	$118,660
Realized derivative losses	(11,497)	(4,694)	(19,486)	(8,559)
Unrealized derivative gains (losses)	(79,798)	(9,347)	(111,631)	(23,165)
Plant, platform, and field operations	1,761	659	4,708	2,098

Revenues	$(2,362)	$26,027	$86,709	$89,034

      Other data related to oil and gas operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Production data:
Oil (Mbbls)	334	228	1,065	738
Natural gas (MMcf)	7,623	4,596	20,616	14,022
Natural gas liquids (Mbbls)	81	109	267	435
Natural gas equivalents (MMcfe)	10,113	6,617	28,605	21,064
Average Sales Price:
Oil (per Bbl)	$51.09	$33.07	$48.88	$31.59
Natural gas (per Mcf)	7.33	5.18	6.46	5.40
Natural gas liquids (per Bbl)	33.91	30.90	31.30	25.31
Natural gas Equivalents (per Mcfe)	7.48	5.25	6.77	5.23
Expense per Mcfe:
Lease operating expenses	$0.60	$0.52	$0.68	$0.48
Transportation and gathering	0.15	0.12	0.13	0.12
Taxes, other than income	0.41	0.40	0.39	0.36
Depreciation, depletion and amortization	2.16	2.15	2.40	2.15
General and administrative expenses	0.31	0.44	0.38	0.44
      For the three and nine month periods ended September 30, 2004, the oil and gas segment includes operations of National Energy Group, Inc., or NEG, TransTexas Gas Corporation and NEG Holding LLC, or NEG Holdings. For the three and nine month periods ended September 30, 2005, the operations of Panaco, Inc. are also included. The acquisition of Panaco was effective December 31, 2004. Most fluctuations between 2005 and 2004 are due to the addition of the Panaco operations in 2005, as well as the impact of unrealized derivative losses.
      The oil and gas segment’s revenues, profitability, future growth and the carrying value of our properties are substantially dependent on prevailing prices of oil and gas, our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable, our ability to develop existing proved undeveloped reserves and the effects of hedging. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Currently the industry is experiencing a dramatic increase in the price of oil and gas. This is somewhat offset by higher service costs for drilling, completing and operating oil and gas properties.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004
      Revenues for the third quarter of 2005 decreased $28.4 million, or 109%, as compared to the comparable period in 2004. Oil and gas revenues include unrealized losses from marking to market derivative positions. For the third quarter of 2005 we recorded a loss of $79.8 million and for the third quarter ended 2004 we recorded a loss of $9.3 million on derivative positions. The effect of recording these unrealized losses on derivatives resulted in a decrease in revenue of $70.5 million for the third quarter of 2005 when compared to the comparable period in the prior year. Absent the effect of the unrealized losses on derivatives, revenues increased $42.1 million, or 118.9%. This increase is the result of higher pricing and increased production in 2005 and the acquisition of Panaco effective December 31, 2004. Absent the effect of the unrealized losses on derivatives and the acquisition of Panaco, revenues would have increased 72%.

      Realized and unrealized losses on our derivatives contracts for the periods indicated were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s)
Realized loss (cash payments)	$11,497	$4,694	$19,486	$8,559
Unrealized (gain) loss	79,798	9,347	111,631	23,165

	$91,295	$14,041	$131,117	$31,724

      Changes in the fair value of our derivatives contracts due to changes in commodity prices may have a significant impact on our oil and gas revenues and operating income in the future.
      Our average natural gas price increased by 42% and our average crude oil price increased by 54% in the third quarter of 2005 as compared to the same period in 2004.
      Our natural gas production in the third quarter of 2005 increased by 66% to 7,623 MMcf compared to the third quarter of 2004. The increase in natural gas production was partly attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, gas production increased 49% due to successful drilling activity.
      Our oil production in the third quarter of 2005 increased by 47% to 334 mbbls compared to the third quarter of 2004. The increase in oil production was attributable to the acquisition of Panaco effective January 1, 2005. Absent the Panaco acquisition, production decreased 21% due to the sale of Chapman Ranch Field in 2004.
      Our oil and gas production volumes were not impacted by recent hurricane activity in the Gulf of Mexico.
      Oil and gas operating expenses increased $2.7 million, or 78%, to $6.1 million during the third quarter of 2005 as compared to $3.4 million in the third quarter of 2004. Oil and gas operating expenses per Mcfe increased $.08, or 15%, compared to the same period in 2004. The increase was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, oil and gas operating expenses increased 38% due to additional wells added through drilling and rising operating expenses.
      Transportation and gathering increased $0.8 million, or 99%, to $1.6 million during the third quarter of 2005 as compared to $0.8 million during the third quarter of 2004. Transportation and gathering expense per Mcfe increased $0.03 or 25% compared to the same period in 2004. The increase was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, transportation and gathering would have increased 49% primarily due to increased production.
      Taxes other than income increased $1.6 million, or 59%, to $4.2 million during the third quarter of 2005 as compared to $2.6 million during the third quarter of 2004. Taxes other than income was $0.41 and $0.40 per Mcfe for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to higher pricing and increased production in 2005.
      Depletion, depreciation and amortization for the oil and gas segment, or DD&A, increased $7.6 million, or 54% to $21.8 million during the third quarter of 2005 as compared to $14.2 million during the third quarter of 2004. DD&A per Mcfe increased $0.01 or 0.5% to 2.16 per Mcfe as compared to $2.15 in 2004. The increase was attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, DD&A expense increased 15% due to higher production in 2005 and higher average depletion rate.
      General and administrative expenses for the oil and gas segment, or G&A, were constant at $2.8 million, during the third quarter of 2005 as compared to the third quarter of 2004. G&A was $0.31 and $.44 per Mcfe for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, G&A expense would have decreased 28%.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
      Revenues for the nine month period ended September 30, 2005 decreased $2.3 million, or 2.6%, as compared to the comparable period in 2004. Oil and gas revenues include unrealized losses of $111.6 million and $23.2 million during the nine month periods ended September 30, 2005 and 2004, respectively, relating to our derivatives positions. The effect of recording the unrealized losses on derivatives resulted in a decrease in revenue of $88.5 million when compared to the comparable period in the prior year. Absent the effect of the unrealized losses on derivatives, revenues increased $86.1 million, or 77%. This increase is the result of higher pricing and increased production in 2005 and the acquisition of Panaco effective January 1, 2005. Absent the effect of the unrealized losses on derivatives and the acquisition of Panaco, revenues increased 36%.
      Our average natural gas price increased by 20% and our average crude oil price increased by 55% during the nine month period ended September 30, 2005 as compared to the same period in 2004.
      Our natural gas production during the nine month period ended September 30, 2005 increased by 47% to 20,616 MMcf compared to the comparable period in 2004. The increase in natural gas production was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the Panaco acquisition, gas production increased 27% due to successful drilling activity.
      Our oil production during the nine month period ended September 30, 2005 increased by 44% to 1,065 mbbls compared to the comparable period in 2004. The increase in oil production was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the Panaco acquisition, oil production decreased 17% due to the sale of Chapman Ranch Field in 2004.
      For the nine month period ended September 30, 2005, oil and gas operating expenses increased $9.3 million, or 92%, to $19.4 million as compared to $10.1 million in the comparable period of 2004. Oil and gas operating expenses per Mcfe increased $0.20, or 42% compared to the same period in 2004. The increase was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the Panaco acquisition, oil and gas operating expenses increased 28% due to additional wells added through drilling and rising operating expenses.
      Transportation and gathering increased $1.4 million, or 55%, to $3.8 million for the first nine months of 2005 as compared to $2.4 million during the comparable period of 2004. Transportation and gathering was $0.13 and $0.12 per Mcfe for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, transportation and gathering expense would have increased 27% primarily due to increased production.
      Taxes other than income increased $3.7 million, or 49%, to $11.2 million for the first nine months of 2005 as compared to $7.5 million during the same period of 2004. Taxes other than income were $0.39 and $0.36 per Mcfe for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to higher pricing and increased production in 2005.
      For the nine month period ended September 30, 2005, DD&A increased $23.3 million, or 51%, to $68.6 million as compared to $45.3 million during the comparable period in 2004. DD&A per Mcfe increased $0.25 or 12% to $2.40 per Mcfe as compared to $2.15 in 2004. The increase was attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, DD&A expense increased 10% due to higher production in 2005 and a higher average depletion rate.
      For the nine month period ended September 30, 2005, G&A increased $2.0 million, or 23%, to $10.8 million as compared to $8.8 million during the comparable period in 2004. G&A per Mcfe decreased $0.06 or 14%, to 0.38 per Mcfe as compared to $0.44 in 2004. The increase was attributable to the acquisition of Panaco effective January 1, 2005. Absent the acquisition of Panaco, G&A expense would have decreased 33%.

Real Estate
      Our real estate activities comprise three segments: 1) rental real estate, 2) property development, and 3) associated resort activities. The operating performance of the three segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s except per unit data)
Revenues:
Rental real estate:
Interest income on financing leases	$1,780	$2,253	$5,547	$7,679
Rental income	3,045	2,113	7,062	6,565
Property development	11,519	3,047	34,257	20,503
Resort activities	7,914	6,794	20,081	11,068

Total revenues	24,258	14,207	66,947	45,815

Operating expenses:
Rental real estate	2,163	2,630	5,619	6,382
Property development	8,833	2,577	28,016	13,639
Resort activities	7,364	5,658	20,566	10,597

Total expenses	18,360	10,865	54,201	30,618

Operating income	$5,898	$3,342	$12,746	$15,197

Rental Real Estate

Three months ended September 30, 2005 compared to the three months ended September 30, 2004
      Revenues increased by $.5 million, or 10.5%, during the three months ended September 30, 2005 as compared to the same period in 2004. The increase was primarily attributable to the reclassification of two properties from “held for sale” to “held for use.” Operating expenses decreased by $.5 million, or 17.8%, due to hurricane related losses in September 2004.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
      Revenues decreased by $1.6 million, or 11.5%, during the nine months ended September 30, 2005 as compared to the same period in 2004. The decrease was attributable primarily to the sale of financing lease properties. Operating expenses decreased by $.8 million, or 12.0%, was primarily due to hurricane related losses in September, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In $000s, except unit data)
Properties sold	—	12	11	45
Proceeds received (costs incurred)	$(6)	$13,852	$37,602	$131,988
Mortgage debt	$—	$—	$10,702	$93,845

Gain (loss) recorded in operations	$—	$(10)	$176	$5,811
Gain (loss) recorded in discontinued operations(i)	$(6)	$9,347	$15,652	$64,533

Total gain (loss) recorded	$(6)	$9,337	$15,828	$70,344

(i)	A gain of $5.7 million on the sale of resort properties was recognized in the three months ended March 31, 2005 in addition to gains on the rental portfolio.

      At September 30, 2005, we had six properties under contract or as to which letters of intent had been executed by potential purchasers, all of which contracts or letters of intent are subject to purchaser’s due diligence and other closing conditions. Selling prices for the properties covered by the contracts or letters of intent would total approximately $10 million. These properties are not encumbered by mortgage debt. At September 30, 2005, the carrying value of the properties is approximately $8.4 million. In accordance with generally accepted accounting principles, only the real estate operating properties under contract or letter of intent, but not the financing lease properties, were reclassified to “Properties Held for Sale” and the related income and expense reclassified to “Income from Discontinued Operations.”

Property Development

Three months ended September 30, 2005 compared to the three months ended September 30, 2004
      Revenues increased by $8.5 million or 278.0% during the three months ended September 30, 2005 as compared to the same period in 2004. Operating expenses increased by $6.3 million or 242.8% during the three months ended September 30, 2005 as compared to the same period in 2004. The resulting increase in operating income is due to an increase in units sold.

Nine months ended September 30, 2005 compared to the three months ended September 30, 2004
      Revenues increased by $13.8 million, or 67.1% during the nine months ended September 30, 2005 as compared to the same period in 2004. Operating expenses increased by $14.4 million, or 105.4% during the nine months ended September 30, 2005 as compared to the same period in 2004. The resulting decrease in operating income is due to the sale of less profitable units.
      In the third quarter of 2005, we entered into agreements to seek offers to finance or sell the New Seabury development located in Massachusetts and Grand Harbor/ Oak Harbor, one of Bayswater’s two Florida developments. We cannot predict whether any such offers will be acceptable to us.

Resort Activities

Three months ended September 30, 2005 compared to the three months ended September 30, 2004
      Revenues increased by $1.1 million, or 16.5%, during the three months ended September 30, 2005 as compared to the same period in 2004. This increase is due to the acquisition of Grand Harbor in July 2004.
      Operating expenses increased by $1.7 million, or 30.2%, during the three months ended September 30, 2005 as compared to the same period in 2004. The increase is due to the acquisition of Grand Harbor.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004
      Revenues increased by $9.0 million, or 81.4%, during the nine months ended September 30, 2005 as compared to the same period in 2004. This increase is due to the acquisition of Grand Harbor in July 2004.
      Operating expenses increased by $10.0 million, or 94.1%, during the nine months ended September 30, 2005 as compared to the same period in 2004. The increase is due to the acquisition of Grand Harbor.

Corporate and Investments
      General and administrative expenses (including acquisition costs) relate principally to payroll and expense of the holding company.

General and Administrative Expenses

Three Months ended September 30, 2005 compared to the three months ended September 30, 2004
      General and administrative costs increased $0.9 million, or 56.8%, as compared to the same period in 2004, due largely to higher compensation costs and professional fees.

Nine Months ended September 30, 2005 compared to the nine months ended September 30, 2004
      General and administrative costs increased $3.8 million, or 86.7%, as compared to the same period in 2004, due largely to higher compensation costs and professional fees.

Acquisition Costs
      Acquisition costs for the three and nine months ended September 30 2005, increased by $.7 million and $3.7 million, respectively, as compared to the same period in 2004 due largely to costs associated with the five acquisitions that were consummated during the nine months ended September 30, 2005.

Interest Income and Expense
      Interest expense increased by $8.8 million, or 47%, during the three months ended September 30, 2005 as compared to the same period in 2004. This increase reflects the increased amount of borrowings. Interest income decreased by $7.6 million, or 41.1%, during the three months ended September 30, 2005 as compared to the same period in 2004 reflecting lower levels of interest income from mezzanine debt securities offset by higher interest income on higher cash balances.
      Interest expense increased by $34.2 million, or 76.6%, during the nine months ended September 30, 2005 as compared to the same period in 2004. This increase reflects the increased amount of borrowings. Interest income increased by $2.5 million, or 7.0%, during the nine months ended September 30, 2005 as compared to the same period in 2004 reflecting higher cash balances.

Other Income (Expense)
      Other income (expense) for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(In $000s)
Net gains (losses) on marketable securities	$(23,779)	$—	$(23,999)	$37,167
Minority interest	3,158	579	4,705	1,322
Other	397	263	7,076	11,713

	$(20,224)	$842	$(12,218)	$50,202

      Included in net gains (loss) on marketable securities are net realized and unrealized losses on a short position of $38.7 million and $46.4 million for the three and nine months ended September 30, 2005, respectively. There were no such losses in the three and nine months ended September 30, 2004.
      Net gain (losses) on marketable securities for the three months ended September 30, 2005 increased as compared to the comparable period in the prior year due to unrealized losses on a short position in the current year compared with no gain or losses on securities in the prior year.
      Net gains on marketable securities for the nine months ended September 30, 2005 declined as compared to the comparable period in the prior year due to unrealized losses or a short position in the current year compared to significant gains on sales of securities in the prior year.
      Minority interest income increased for both the three and nine months ended September 30, 2005 when compared to the comparable periods in the prior year as a result of the impact of WPI.

Effective Income Tax Rate
      We recorded income tax provisions of $6.5 million and $4.1 million on pre-tax loss of $119.3 million and pre-tax profit of $15.0 million for the three months ended September 30, 2005 and 2004, respectively. Our effective income tax rate was (5.4)% and 27.3% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners.
      We recorded income tax provisions of $19.0 million and $14.2 million on pre-tax loss of $92.5 million and pre-tax profit of $103.3 million for the nine months ended September 30, 2005 and 2004, respectively. Our effective income tax rate was (20.5)% and 13.l% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners.
      During the nine months ended September 30, 2005, we paid $5.8 million in income taxes. No amounts were paid in the comparable period in the prior year.

Seasonality
      The results of operations for home fashion, gaming and oil and gas are seasonal in nature.
Liquidity and Capital Resources

Consolidated Liquidity and Capital Reserves
      We are a holding company and derive substantially all of our operating cash flow from our subsidiaries. Additionally, we seek and obtain debt financing from the capital markets. We rely upon our invested cash balances, distributions and other payments from our subsidiaries to generate the funds necessary to meet its obligations. The ability of our subsidiaries to pay dividends or distributions is subject to, among other things, the availability of sufficient funds in such subsidiaries, and restrictions imposed by the terms of existing debt and applicable state laws. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and the claims of our creditors and unit holders.
      On February 7, 2005, we issued $480 million principal amount of senior 7.125% notes due 2013. On May 12, 2004, we issued $353 million principal amount of senior 8.125% notes due 2012. In January 2004, American Casino & Entertainment Properties LLC, or ACEP, raised $215 million principal amount of senior secured 7.85% notes due 2012. Additionally, NEG Operating LLC has a revolving credit facility which allows for borrowings of up to $145 million, depending upon the borrowing base. A summary of our overall borrowings as of September 30, 2005 is as follows:

	September 30,	December 31,
	2005	2004

	(In $000s)
	(Unaudited)
Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$—
Senior unsecured 8.125% notes due 2012 — AREP	350,841	350,598
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facilities — NEG Operating	110,934	51,834
Mortgages payable	82,590	91,896
GBH 11% notes	—	43,741
Other	5,612	4,977

Total long-term debt	1,244,977	758,046
Less current maturities:
Mortgages payable	(18,192)	(31,177)
GBH 11% notes	—	(43,741)

	$1,226,785	$683,128

      Each issue of our senior unsecured notes contains covenants that require the maintenance of ratios related to i) interest coverage, and ii) total unencumbered assets to unsecured indebtedness, all as defined in the relevant indenture. We were in compliance with each of these covenants as of September 30, 2005. These indentures also limit debt incurrence and restricted payments.
      One of these covenants requires the receipt of cash payments from subsidiaries. We receive payments from subsidiaries in the form of dividends, other distributions and interest on intercompany loans. We expect to receive cash payments from subsidiaries sufficient to satisfy the covenant for the next twelve months and also expect to be in compliance with the other debt covenants for the period of at least twelve months from September 30, 2005.
      Net cash provided by continuing operating activities was $102.7 million for the nine months ended September 30, 2005 as compared to $177.2 million in the comparable period of 2004. Our cash and cash equivalents decreased by $363.0 million during the nine months ended September 30, 2005. Investments in short term investments (including marketable equity and debt securities) increased by $449.7 million. These increases were primarily due to proceeds from the offering of our 7.125% senior notes due 2013 ($480 million), cash flow from operations ($101.6 million), and increase in proceeds from credit facilities ($60.1 million), property sales proceeds ($22.3 million), partially offset by TransTexas acquisition ($180 million), net cash paid to acquire the assets of WPI ($122 million), and capital expenditures ($205 million).
      We are continuing to pursue the purchase of assets, including assets that may not generate positive cash flow, are difficult to finance or may require additional capital, such as properties for development, non-performing loans, securities of companies that are undergoing or that may undergo restructuring, and companies that are in need of capital. All of these activities require us to maintain a strong capital base and liquidity.
      We believe existing cash resources, operating cash flows and payments from subsidiaries (including in the form of dividends) will be adequate to meet our anticipated future requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other permitted indebtedness at least through the next twelve months. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business developments or other unforeseen events may not occur, resulting in the need to raise additional funds.

Distribution Policy and Quarterly Distribution
      On November 4, 2005, following a review of our balance sheet and cash flow, the ratio of current assets to current liabilities, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings without receiving distributions that could be used to satisfy any resulting tax obligations, our directors voted to approve management’s recommendation to pay a dividend of $0.10 per depositary unit in the fourth quarter of 2005. The fourth quarter distribution will be paid on December 19, 2005 to depositary unit holders of record at the close of business on November 28, 2005. The payment of future distributions will be determined by the Board of Directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. There can be no assurance as to whether or in what amounts any future distributions might be paid.

American Casino Borrowings
      The American Casino 7.85% senior secured notes due 2012 contain restrictions on dividends and distributions to us, the purchase of our equity interest in American Casino, loans to us, as well as other transactions with us. American Casino also has a $20 million credit facility which contains similar restrictions. At September 30, 2005, there were no borrowings under the credit facility. The restrictions imposed by American Casino’s senior secured notes and the credit facility likely will preclude our receiving payments from the operations of our principal hotel and gaming properties.

Proposed AREP Oil & Gas Financing
      AREP Oil & Gas is engaged in discussions concerning possible bank revolving credit and term loan financing. The financing would consist of a five-year $500 million secured revolving credit facility, of which $300 million would be funded at closing, and a six year $200 million second lien secured term loan. Borrowings under the revolving credit facility are expected to bear interest at a rate equal to LIBOR plus 175 basis points and under the term loan at a rate equal to LIBOR plus 150 basis points. The purposes of the proposed financing, among other things, would be to purchase the bank indebtedness of NEG Operating of approximately $131 million, to repay certain indebtedness of approximately $85 million of AREP Oil & Gas and its subsidiaries owed to AREH and to effect a cash distribution by AREP Oil & Gas to AREH of approximately $274 million.

Contractual Commitments
      The following table reflects, at September 30, 2005, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due:

	Less Than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total(1)

		(In $ millions)
Mortgages payable	18.2	28.1	7.0	29.3	82.6
Senior secured notes payable	—	—	—	215.0	215.0
Senior unsecured notes payable	—	—	—	831.0	831.0
Capital expenditures	139.9	—	—	—	139.9
Operating leases	15.4	24.3	12.7	16.9	69.3
Interest on borrowings	82.5	159.0	159.0	272.7	673.2
Construction and development obligations	28.0	15.0	—	—	43.0

Total	$284.0	$226.4	$178.7	$1,364.9	$2,054.0

      In addition to the above, as discussed in note 18 to the consolidated financial statements, our oil and gas operations have liabilities related to derivative contracts of $128.3 million at September 30, 2005. The fair value of the derivative contracts that mature in less than a year is $96.8 million. The amount, if any, that we will be required to pay with respect to any contract will be determined at the maturity date and may vary from the fair value as reported at this time depending on market prices for oil and gas and the stated contract terms.

GBH 11% Notes Payable
      On September 29, 2005, GBH filed Chapter 11 bankruptcy. As a result of this filing, we have deconsolidated our investment effective the date of the filing.

Textile purchase orders
      Purchase orders or contracts for the purchase of certain inventory and other goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Purchase orders are based on our current needs and are fulfilled by vendors within short time horizons. We do not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed expected requirements.

Off Balance Sheet Arrangements
      We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

Discussion of Segment Liquidity and Capital Resources

Home Fashion
      At September 30, 2005, WPI had approximately $100 million of cash and cash equivalents. WPI will receive an additional $92 million in connection with the subscription rights. Until such time, we have agreed to guarantee the $92 million in the form of a line of credit available to WPI.
      Capital spending by WPI was approximately $1.1 million for the period from August 8, 2005 to September 30, 2005. Our capital expenditures for the remainder of 2005 are expected to be approximately $5.9 million. We believe our current liquidity levels are sufficient to fund its operations for the foreseeable future.

Gaming
      Our primary source of cash for our gaming operations is from the operation of our properties. In addition to cash from operations, cash has been available to us, if necessary, under our separate senior secured revolving credit facilities for our Atlantic City and Las Vegas subsidiaries. Our Las Vegas operations have a $20.0 million facility and our Atlantic City operation has a $10.0 million facility, which expires on November 11, 2005. Both facilities are from independent third party lenders and are subject to us complying with financial and other covenants. We had availability under our credit facilities of $20.0 million and $9.0 million for Las Vegas and Atlantic City, respectively, at September 30, 2005, subject to continuing compliance with existing covenant restrictions. As of September 30, 2005, we were not in compliance with the EBITDA covenant for our Atlantic City facility. On October 26, 2005, we repaid to the lender all outstanding borrowings under the credit facility. Our Las Vegas facility expires January 29, 2008 and our Atlantic City facility expires on November 11, 2005. We have begun negotiations to extend the Atlantic City facility. However, there cannot be any assurance that the current lender will agree to extend the facility, or, if it does, that it will be on the same terms. If the current lender does not extend the facility, we may not be able to obtain a replacement facility, and the Atlantic City operations will be wholly dependent on cash from operations. The cash generated from operations and credit facilities of Las Vegas and Atlantic City are not available to fund the operations of the other.
      The gaming operations are operated separately from the rest of AREP and, under terms of its senior secured notes, the ability to pay dividends and engage in other transactions with AREP are limited.
      Capital spending for the Las Vegas operations was approximately $21.0 million and $12.3 million for the nine months ended September 30, 2005 and 2004, respectively. Capital spending for the Atlantic City operation was approximately $3.0 million and $9.4 million for the nine months ended September 30, 2005 and 2004, respectively. We have estimated our combined capital expenditures for 2005 to be $32.0 million, which includes approximately $8.1 million to refurbish rooms at the Stratosphere and approximately $1.3 million to expand the gaming floor at Arizona Charlie’s Boulder. The remainder of our capital spending estimate for 2005 will be for upgrades or maintenance to our existing assets.

Oil and Gas
      Our primary source of cash for our oil and gas properties is from the operation of our properties. In addition to cash from operations, NEG Holdings may borrow up to $145 million under its credit agreement, at September 30, 2005, there was $110 million outstanding under this facility. Borrowings under this facility are not available to fund the former TransTexas and Panaco operations.
      During the nine month period ended September 30, 2005, our oil and gas capital expenditures aggregated $186.9 million. This includes the $33.4 million acquisition of additional working interest in Longfellow Ranch Field made during the second quarter of 2005. Our capital expenditures for the remainder of 2005 are estimated to be approximately $36 million. The planned capital expenditures do not include any major acquisitions that we may consider from time to time.

      The NEG Operating credit agreement contains covenants that restrict the payment of dividends and financial covenants that could have the effect of restricting the payment of dividends. The NEG Operating Credit Agreement requires, among other things, semi annual engineering reports covering oil and natural gas properties, and maintenance of certain financial ratios, including the maintenance of a minimum interest coverage, a current ratio, and a minimum tangible net worth. It also requires that NEG Operating enter into hedging agreements relating to NEG Operating’s production from proved developed producing oil and gas reserves as set forth in the reserve reports most recently delivered at the date of the NEG Operating credit agreement, December 29, 2003, at specified minimum mmbtu’s and average prices. For hedging agreements in loss positions, NEG Operating is required to provide collateral to counterparties in the sum of margin deposits or a letter of credit from a financial institution. As of September 30, 2005, there was $64.1 million on deposit with Shell Trading (US) and Citibank Texas, N.A.
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

Proposed AREP Oil & Gas Financing
      AREP Oil & Gas is engaged in discussions concerning possible bank revolving credit and term loan financing. The financing would consist of a five-year $500 million secured revolving credit facility, of which $300 million would be funded at closing, and a six year $200 million second lien secured term loan. Borrowings under the revolving credit facility are expected to bear interest at a rate equal to LIBOR plus 175 basis points and under the term loan at a rate equal to LIBOR plus 150 basis points. The purposes of the proposed financing, among other things, would be to purchase the bank indebtedness of NEG Operating of approximately $131 million, to repay certain indebtedness of approximately $85 million of AREP Oil & Gas and its subsidiaries owed to AREH and to effect a cash distribution by AREP Oil & Gas to AREH of approximately $274 million.

Oil & Gas Acquisition
      In October 2005, we executed a purchase and sale agreement to acquire additional acreage near our existing production properties in East Texas. The acquisition consists of 3,500 acres with 17 producing wells and numerous drilling opportunities. The purchase price was approximately $85 million and the transaction closed on November 8, 2005.

Real Estate
      Our real estate operations generate cash through rentals and leases and asset sales (principally sales of rental properties) and the operation of resorts. All of these operations generate cash flows from operations.
      Real estate development activities are currently a significant use of funds. With our renewed development activity at New Seabury and Grand Harbor, it is expected that cash expenditures over the next year will approximate $100 million. Such amounts will be funded through advances from our existing cash reserves and then from unit sales.

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
Certain Trends and Uncertainties
      We are subject to the trends and uncertainties set forth below and elsewhere in this quarterly report on Form 10-Q. Also, please see Certain Trends and Uncertainties in our annual report on Form 10-K for the year ended December 31, 2004.

Home fashion

•	Product margins may be less than those projected;

•	Additional reserves may be required for bad debts, returns, allowances, governmental compliance costs, or litigation;

•	There may be changes in foreign currency exchange rates that could adversely affect our costs;

•	Unanticipated natural disasters could have a material impact upon results of operations;

•	There may be changes in the general economic conditions that affect customer practices or consumer spending;

•	We face significant competition for retail and wholesale customers. Pricing and transportation of products may vary from time to time due to seasonal variations or otherwise;

•	Customer demand for our products can be affected by competition, or general market demand for domestic or imported goods or the quantity, quality, price or delivery time of our products;

•	There could be an unanticipated loss of a material customer or a material license;

•	The availability and price of raw materials could be affected by weather, disease, energy costs or other factors; and

•	There may be changes in governmental standards for our products that materially affect the cost of production or availability of raw materials.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Corporate/real estate
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
      We also maintain a short position in the stock of a U.S. corporation. A 10% rise or fall in the value of the stock from September 30, 2005 would give rise to a loss or profit of approximately $10 million.
      We remain exposed to various real estate risks. Real estate investments by their nature are often difficult or time-consuming to liquidate. Our other operating risks include lease terminations, whether scheduled terminations or due to tenant defaults or bankruptcies, development risks, and environmental and capital expenditure matters, as described elsewhere herein.

Oil and Gas
      The oil and gas segments’ revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. We enter into derivative financial instruments to manage oil and gas price risk.
      We utilize price “collars” to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar and below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to us and if the price is above the ceiling, the counter-party receives the difference from us.

Home fashion
      Our home fashion operations selectively use commodity futures contracts, forward purchase commodity contracts and option contracts primarily to manage its exposure to cotton commodity price risk. We do not hold or issue derivative instruments for trading purposes.
      The amount of assets associated with derivatives recorded in our balance sheet at September 30, 2005 was not significant.

Gaming
      The Company’s gaming segment is not exposed to significant market risk related to derivatives or other financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
      As of September 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s and our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the third quarter of 2005, we continued to implement processes to address a significant deficiency in our consolidation process noted by management in 2004 during its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. These processes included the implementation and testing of our new accounting and consolidation program and continuing to retain the services of an independent consultant to evaluate the effectives of our internal controls. We continue to monitor the progress of our subsidiaries in implementing processes to correct any significant deficiencies noted in their disclosure and control procedures. We have not yet determined whether our year end evaluation of internal controls will include the recently acquired entities.
      During the third quarter of 2005, we identified a significant deficiency related to our periodic reconciliation, review and analysis of investment accounts. This significant deficiency is not believed to be a material weakness and arose from a lack of monitoring and review controls. We have engaged additional resources to provide the appropriate level of control and will closely monitor the area and will reduce the number of accounts that require reconciliation and review.

Changes in Internal Control Over Financial Reporting
      There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II.     OTHER INFORMATION
Item 1. Legal Proceedings
      On September 29, 2005, GBH filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of this filing, we have determined that we no longer control GBH and have deconsolidated our investment effective the date of this filing. Additionally, on September 2, 2005, Robino Stortini Holdings, LLC, or RSH, which claims to own beneficially 1,652,590 shares of common stock of GBH, filed a complaint in the Court of Chancery of the State of Delaware against GBH and the six members of its Board of Directors. Three of the GBH directors include a director and two officers of our general partner. RSH alleges five counts against the defendants and seeks as relief the appointment of a custodian and receiver for GBH and, among other things, a declaration that the director defendants breached their fiduciary duties and an award of unspecified compensatory damages as well as attorneys’ fees and costs. We are not a party in either lawsuit however claims under the RSH litigation may be subject to indemnification by us. The GBH bankruptcy and the RSH litigation are in their preliminary stages and we cannot predict the outcome of either case or the potential impact on us.
Item 6.     Exhibits

31.1	Certification of Chief Executive Officer — pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer — pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer — pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer — pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REAL ESTATE PARTNERS, L.P.

By:	American Property Investors, Inc., the general partner of American Real Estate Partners, L.P.

By:	/s/ Jon F. Weber

Jon F. Weber
President
Date: November 10, 2005

AMERICAN REAL ESTATE PARTNERS, L.P.

By:	American Property Investors, Inc., the general partner of American Real Estate Partners, L.P.

By:	/s/ John P. Saldarelli

John P. Saldarelli
Treasurer, Chief Financial Officer
and Principal Accounting Officer