Form 10-K
period 2005-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2006-03-16
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9516

AMERICAN REAL ESTATE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3398766
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 South Bedford Road, Mt. Kisco, New York	10549
(Address of principal executive offices)	(Zip Code)

(914) 242-7700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Depositary Units Representing Limited Partner Interests	New York Stock Exchange
5% Cumulative Pay-in-Kind Redeemable Preferred Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Securities. Yes  ☐     No  ☑

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

The aggregate market value of depositary units held by nonaffiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $180,152,064.

The number of depositary and preferred units outstanding as of the close of business on March 10, 2006 was 61,856,830 and 10,800,397, respectively.

i

PART I

Item 1.	Business

Introduction

American Real Estate Partners, L.P., or AREP, is a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company engaged in a variety of businesses including Oil & Gas exploration and production, Gaming, Real Estate and Home Fashion. Our primary business strategy is to continue to grow and enhance the value of our businesses. We may also seek to acquire additional businesses that are distressed or in out-of-favor industries and will consider divestiture of businesses from which we do not foresee adequate future cash flow or appreciation potential. In addition, we invest our available liquidity in debt and equity securities with a view towards enhancing returns as we continue to assess further acquisitions of operating businesses.

Our general partner is American Property Investors, Inc., or API, a Delaware corporation wholly-owned, through an intermediate subsidiary, by Carl C. Icahn. We own our businesses and conduct our investment activities through a subsidiary limited partnership, American Real Estate Holdings Limited Partnership, or AREH, and its subsidiaries. References to AREP in this annual report on Form 10-K include AREH and its subsidiaries, unless the context otherwise requires.

As of March 1, 2006, affiliates of Mr. Icahn beneficially owned 55,655,382 depositary units representing AREP limited partner interests, or the depositary units, representing approximately 90.0% of the outstanding depositary units, and 9,346,044 cumulative pay-in-kind redeemable preferred units, representing AREP limited partner interests, or the preferred units, representing approximately 86.5% of the outstanding preferred units. See Item 12. Security Ownership of Certain Beneficial Owners and Management.

Recent Developments

In furtherance of our strategy to grow and enhance the value of our businesses, since January 1, 2005, we acquired or entered into agreements to acquire both new businesses and add-on acquisitions to our gaming and oil and gas businesses:

Oil & Gas

•	In March 2005, we purchased an additional interest in our Longfellow Ranch oil and gas property for $31.9 million. The Longfellow Ranch is a highly productive, gas prone area located in Pecos County, Texas and includes the Val Verde basin, a gas producing area;

•	In April 2005, we acquired, for $180.0 million in cash, TransTexas Gas Corporation, now known as National Onshore LP, an oil and gas exploration and production company with operations and properties in South Texas;

•	In June 2005, we acquired, for depositary units valued at $125.0 million, Panaco, Inc., now known as National Offshore LP, an oil and gas exploration and production company with operations and properties in the Gulf Coast and the Gulf of Mexico;

•	In June 2005, we acquired, for depositary units valued at $320.0 million, the managing membership interest in NEG Holding LLC, which through its subsidiary NEG Operating LLC, engages in the exploration and production of oil and gas in Arkansas, Louisiana, Texas and Oklahoma; and

•	In November 2005, we purchased oil and gas properties and acreage in the Minden Field near our existing properties in East Texas for $82.3 million, after purchase price adjustments. The Minden Field property acquisition includes 3,500 net acres with 17 producing properties and has reserves totaling approximately 67.5 Bcfe as of December 31, 2005.

Gaming

•	In June 2005, we acquired, for our depositary units valued at $12.0 million, shares of common stock of GB Holdings, Inc., or GBH, and shares of Atlantic Coast Entertainment Holdings Inc. the indirect holding company of The Sands Hotel and Casino located in Atlantic City, New Jersey; and

•	In December 2005, we entered into an agreement with subsidiaries of Harrah’s Entertainment, Inc. to purchase, for $170.0 million, both the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and approximately 7.7 acres of primarily undeveloped land that lies between the boardwalk and The Sands.

Home Fashion

•	In August 2005, we purchased, for $219.9 million in cash and a portion of the debt of WestPoint Stevens Inc., approximately two-thirds of the outstanding equity of WestPoint International, Inc., or WPI, the acquirer in a bankruptcy proceeding of substantially all of the assets of WestPoint Stevens Inc., a leading U.S. manufacturer of bed, bath and other home fashion products. We also made available to WPI a revolving credit facility. See Item 3. Legal Proceedings.

Financing

Since January 1, 2005, we have taken the following steps to fund our businesses and enhance our liquidity:

•	In February 2005, we issued $480.0 million principal amount of 7.125% senior notes due 2013. We used the net proceeds of the offering to fund the acquisition of TransTexas in April 2005 and for general business purposes;

•	In June 2005, we consolidated our oil and gas operations and properties under our newly formed subsidiary, NEG Oil & Gas LLC (formerly AREP Oil & Gas LLC). Based on reserve reports prepared as of December 31, 2005 by independent petroleum consultants, the proved reserves of NEG Oil & Gas were 500.5 Bcfe. The total standardized measure of our proved reserves was $1,772.1 million, of which 86% was natural gas and 50% proved developed;

•	In December 2005, NEG, Inc., our newly-formed subsidiary, entered into an agreement and plan of merger pursuant to which National Energy Group, Inc., of which we own 50.01% of the common stock, will merge with and into NEG and the stockholders of National Energy Group, including AREP, will receive shares of common stock of NEG;

•	In December 2005, NEG Oil & Gas entered into a new $500.0 million revolving credit facility with an initial borrowing base of $335.0 million, of which $300.0 million was drawn at closing. The borrowings were used to refinance an existing revolving credit facility, to repay loans of $85.0 million from AREH to finance the Minden Field acquisition and to pay a $78.0 million distribution to AREH. This facility will mature in December 2010 and is secured by substantially all of the assets of NEG Oil & Gas and its subsidiaries. The borrowing base will be re-determined semi-annually based on, among other things, the lenders’ review of the mid-year and year-end reserve reports of NEG Oil & Gas;

•	In February 2006, NEG filed a registration statement for an initial public offering. The proceeds of the offering will be used to purchase a managing membership interest in NEG Oil & Gas. Following the offering, we expect to retain a membership interest in NEG Oil & Gas and own more than a majority of the voting power of NEG; and

•	We are pursuing asset-backed financing at WestPoint Home, Inc., a subsidiary of WPI.

Our Businesses

Oil and Gas

Background

During 2005, we acquired from entities affiliated with Mr. Icahn three oil and gas exploration and production companies: NEG Holding, Panaco (which was merged with and into National Offshore), and TransTexas (which was merged with and into National Onshore). On December 7, 2005, we entered into an agreement and plan of merger, pursuant to which National Energy Group will be merged with and into NEG, our wholly-owned subsidiary.

We conduct our Oil and Gas activities through our wholly-owned subsidiary, NEG Oil & Gas. NEG Oil & Gas is an independent oil and gas exploration, development and production company based in Dallas, Texas. Our core areas of operations are the Val Verde and Permian Basins of West Texas, the Cotton Valley Trend in East Texas, the Gulf Coast and the Gulf of Mexico. NEG Oil & Gas also has oil and gas operations in the Anadarko and Arkoma Basins of Oklahoma and Arkansas. Based on reserve reports prepared as of December 31, 2005 by Netherland, Sewell & Associates, Inc. and DeGolyer and MacNaughton, independent petroleum consultants, estimated proved reserves were 500.5 Bcfe and were 86% natural gas and 50% proved developed.

As of December 31, 2005, NEG Oil & Gas owned the following assets and operations:

•	a 50.01% ownership interest in National Energy Group, a publicly traded oil and gas management company. National Energy Group manages our oil and gas operations and its principal asset consists of its non-managing membership interest in NEG Holding;

•	a managing membership interest in NEG Holding;

•	National Onshore; and

•	National Offshore.

Recent Activity

During 2005, we expanded our Oil and Gas business through the acquisition of two oil and gas companies, the managing membership interest in NEG Holding, the purchase for $114.2 million of oil and gas properties and successful drilling activities.

In March 2005, we purchased an additional interest in Longfellow Ranch for $31.9 million. The Longfellow Ranch is located in Pecos County, Texas and includes the Val Verde basin, a gas producing area. In November 2005, we purchased oil and gas properties and acreage in the Minden Field near our existing properties in East Texas for $82.3 million, after purchase price adjustments. The Minden Field acquisition includes 3,500 net acres with 17 producing properties and has reserves totaling approximately 67.5 Bcfe as of December 31, 2005.

In April 2005, we acquired 100% of the equity of TransTexas (now known as National Onshore) for a purchase price of $180.0 million in cash from affiliates of Mr. Icahn. In June 2005, we acquired 100% of the equity of Panaco (now know as National Offshore) from affiliates of Mr. Icahn for 4,310,345 of our depositary units, valued at approximately $125.0 million. In June 2005, we acquired the managing membership interest in NEG Holding from an affiliate of Mr. Icahn in consideration for 11,034,408 of our depositary units, valued at approximately $320.0 million. The membership interest acquired constitutes all of the membership interests other than the membership interest already owned by National Energy Group, our 50.01% owned subsidiary.

During 2005, we drilled or participated in drilling 98 gross wells (54.1 wells net to our interest). Our successful drilling activity added approximately 84.0 Bcfe, which is the equivalent of over two times our 2004 production.

In December 2005, NEG Oil & Gas signed a merger agreement with National Energy Group that will allow us to acquire the remaining shares of National Energy Group that we do not own in exchange for an interest in a new, publicly traded company. In accordance with the terms of the merger agreement, National Energy Group will merge into NEG, a wholly-owned subsidiary of AREP. NEG will be the surviving corporation and will change its name to National Energy Group, Inc. The National Energy Group stockholders, including AREP, will receive shares in NEG representing approximately 7.99% (3.996% to us and 3.994% to the public stockholders of National Energy Group)

of the current economic interest of NEG Oil & Gas. The merger agreement is contingent upon the completion of an initial public offering of the shares of NEG by December 1, 2006.

On February 14, 2006, NEG filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission for a proposed initial public offering of its common stock. The number of shares to be offered and the price range for the offering have not yet been determined. All shares of common stock to be sold in the offering will be offered by NEG. The offering is contingent on the closing of the merger agreement with National Energy Group described above.

Oil & Gas Strategy

Our Oil & Gas segment has built its reserve base through a combination of acquisitions and drilling activities. We seek to acquire properties where there may be significant undeveloped potential either on the existing acreage or in the surrounding area, where future expansion is possible. We believe this strategy will enable NEG Oil & Gas to continue to build a substantial inventory of identified drilling locations, achieve high drilling success rates, and grow production and reserves efficiently. As of December 31, 2005, NEG Oil & Gas has identified 1,828 potential drilling locations on existing acreage, 570 of which are considered proved undeveloped locations. As of that date, approximately 97% of the identified potential drilling locations were located in NEG Oil & Gas’ core operating areas of West Texas, including the Longfellow Ranch property, East Texas and the Gulf Coast.

Since NEG Oil & Gas typically drills in areas relatively close to existing production, our oil and gas operations have experienced comparatively high drilling success rates. For the three years ended December 31, 2005, NEG Oil & Gas has drilled or participated in a total of 279 gross wells, with 91% being completed as producing wells. For those years, NEG Oil & Gas has added estimated reserves from all sources equal to 506% of total production during those years. For the period from 2002 to 2005, NEG Oil & Gas increased net production from 11.6 Bcfe to 38.8 Bcfe per year, representing a 49.6% compound annual growth rate.

NEG Oil & Gas enters into derivative contracts, primarily no cost collars, to achieve more predictable cash flows and to reduce its exposure to declines in market prices. We generally hold all derivatives until the stated maturity or settlement date. NEG Oil & Gas does not designate any of its derivatives positions as accounting hedges and, as a result, we recognize gains or losses for the change in the fair value of our derivative contracts as an increase or reduction of oil and gas revenues. This includes both realized gains and losses from settlement of maturing derivatives and unrealized gains or losses from our unsettled positions. Since January 1, 2003, NEG Oil & Gas has experienced significant volatility in its revenues as a result of including realized and unrealized losses on our derivative positions in oil and gas revenues.

Operating Areas

NEG Oil & Gas primarily operates in four core areas: West Texas, which includes Longfellow Ranch; East Texas; the Gulf Coast and the Gulf of Mexico. In addition, NEG Oil & Gas may seek to acquire properties outside our core areas as opportunities present themselves. The historical financial information and operating data of our oil and gas operations includes the operations of entities acquired from affiliates of Mr. Icahn since the date the entity was originally acquired by an affiliate of Mr. Icahn, or the date of common control.

The following tables and descriptions set forth summary information attributable to the operating areas of NEG Oil & Gas. The information contained in these tables is presented as of December 31, 2005, except as otherwise indicated:

Production data

			Natural Gas	Natural Gas
	Oil	Gas	Liquids	Equivalent
Areas	(MBbls)	(MMcf)	(MBbls)	(MMcfe)

West Texas	299	7,132	—	8,926
East Texas	39	5,569	—	5,803
Gulf Coast	547	9,204	350	14,586
Gulf of Mexico	513	3,396	—	6,474
Other	42	2,806	—	3,058

Total	1,440	28,107	350	38,847

Drilling inventory and areas of operation

	Identified		Acreage(2)
	Drilling	2005 Drilling	Total	Total
Areas	Locations(1)	Success %	Gross	Net

West Texas	1,549	92%	140,100	42,300
East Texas	180	100	21,500	19,400
Gulf Coast	43	82	53,600	29,800
Gulf of Mexico	49	67	53,600	28,900
Other	7	91	70,500	36,900

Total	1,828	92%	339,300	157,300

(1)	Identified drilling locations represent total gross drilling locations identified and scheduled by management of NEG Oil & Gas as an estimate of multi-year drilling activities on existing acreage. Of the total locations shown in the table, 570 are classified as proved undeveloped. Actual drilling activities may change depending on the availability of capital, regulatory approvals, seasonal restrictions, oil and natural gas prices, costs, drilling results and other factors.

(2)	Includes 13,260, 7,333 and 8,050 net acres with leases expiring during 2006, 2007 and 2008, respectively.

West Texas area.  The West Texas area consists of properties located on Longfellow Ranch and Goldsmith Adobe Unit.

Longfellow Ranch.  The Longfellow Ranch area and associated fields cover over 300,000 surface acres in the Val Verde Basin, a gas producing area. Longfellow Ranch is a highly productive, gas prone, geologically complex, multi-pay area. Drilling includes both infill and field expansion development, as well as significant exploration activities. Longfellow Ranch Field (Piñon Field) was discovered in 1983 by Fina Oil and Gas, but was not extensively developed due to a lack of necessary pipeline and associated facilities. Riata Energy Inc. acquired the field in 1996 and began an extensive development program. The primary producing horizons in the field are the Caballos Novaculites of Devonian age located at depths ranging from 4,500 feet to 10,000 feet. Additional producing horizons include the lower Pennsylvanian Dimple and upper Mississippian Tesnus formations located at depths ranging from 2,000 feet to 4,500 feet. Other objectives include a normal stratigraphic section of Devonian, Silurian and Ordovician. These horizons have produced north of the Marathon thrust belt, where the structures can produce over a Tcf, or trillion cubic feet, of gas. As of December 31, 2005, NEG Oil & Gas has identified 1,488 drilling locations in this area, 401 of which are classified as proved undeveloped. In addition to the identified locations, approximately 105,500 gross acres are yet to be fully evaluated and no drilling locations assigned to this acreage.

Goldsmith Adobe Unit.  Goldsmith Adobe Unit, or GAU, and its surrounding areas are located in the Permian Basin of West Texas. NEG Oil & Gas owns a 99.9% working interest in GAU. Typically, wells drilled at GAU produce from the Upper Clearfork formation at an average depth of 6,100 feet. This field consists of 10,440 gross acres on which management has identified 61 drilling locations, 49 of which are classified as proved undeveloped locations.

East Texas area.  Our Texas area is part of the Cotton Valley Trend which covers parts of East Texas and Northern Louisiana and is largely gas prone. NEG Oil & Gas is targeting the tight sand reservoirs of the Cotton Valley, Pettit and Travis Peak formations at depths of 6,500 to 10,500 feet. These sands are typically distributed over a large area, leading to high drilling success rates. Due to the tight nature of the reservoirs, significant hydrolic fracture stimulation is required to obtain commercial production rates and efficiently drain the reservoir. Production in this area is generally characterized as long-lived, with wells having a high initial production and decline rates that stabilize at lower levels after several years. Moreover, area operators continue to focus on infill development drilling as many areas have been down spaced to 80 acres per well, with some areas down spaced to as little as 40 acres per well.

The East Texas operations are focused in Texas counties of Harrison and Rusk with the primary fields of Blocker, Minden and Oak Hill. These fields consists of 21,500 gross acres on which management has identified 180 drilling locations, 86 of which are classified as proved undeveloped locations. NEG Oil  & Gas continues to seek acquisitions and joint ventures in East Texas, such as the recent Minden Field acquisition, to further grow the inventory of drilling locations.

Gulf Coast area.  Our Gulf Coast area encompasses the large coastal plain from the southernmost tip of Texas through the Southern portion of Louisiana. This is a predominantly gas prone, multi-pay, geologically complex area where 3-D seismic and other advanced exploration technologies are critical to the company’s efforts. This area is comprised of sediments ranging from Cretaceous through Tertiary age and is productive from very shallow depths of several thousand feet to depths in excess of 18,000 feet. This is a geologically complex area with significant faulting and compartmentalized reservoirs. NEG Oil & Gas targets shallower formations such as the Frio and the Miocene, as well as deeper horizons such as Wilcox and Vicksburg. Operations in this area are generally characterized as being comparatively higher risk and higher potential than in our other core areas, with successful wells typically having higher initial production rates with steeper declines and shorter production lives. Drilling costs per well also tend to be significantly higher than in our other areas due to the increased depth and complexity of wellbore conditions.

NEG Oil & Gas has an inventory of 18 identified prospects in this area containing 43 identified drilling locations, 14 of which are classified as proved undeveloped.

Gulf of Mexico area.  In the Gulf of Mexico, we focus on State and Federal waters off Texas and Louisiana. The water depth ranges from 30 feet to 1,100 feet and activity extends from the coast to more than 100 miles offshore. The Gulf of Mexico is one of the premier producing basins in the United States and is an area where NEG Oil & Gas has achieved value-added growth through exploitation and exploration. Production ranges in depth from several thousand feet to in excess of 17,000 feet. The reservoir rocks range in age from the Plio-Pleistocene through the Oligocene. Typical Gulf of Mexico reservoirs have high porosity and permeability and wells historically flow at prolific rates. Overall, the Gulf of Mexico is known as an area of high quality 3-D seismic acquisition.

Major areas of activity include the blocks in East Breaks and High Island areas that are located off the Texas coast, and the East Cameron area located off the Louisiana coast. In most cases, NEG Oil & Gas owns non-operating interests in this area with larger companies such as Chevron, BP and Apache. There are seven identified prospects in this area containing 49 identified drilling locations, 13 of which are classified as proved undeveloped.

Other areas.  Our other oil and gas properties are located in the Mid-Continent area in Oklahoma and West Arkansas. These areas are characterized by multiple producing horizons and long-lived reserves and are primarily gas producing.

Anadarko Basin.  The Anadarko Basin properties are located throughout central and west Oklahoma. Anadarko Basin is among the most historically petroliferous basins of the continental United States. The Anadarko Basin is considered a mature oil and natural gas province characterized by multiple producing horizons and long-

lived and predictable reserves with low cost operations. Most Anadarko Basin reserves are produced from formations at depths ranging from approximately 5,000 to 15,000 feet.

Arkoma Basin.  The Arkoma Basin properties are located in southeast Oklahoma and northwest Arkansas. The Arkoma Basin is considered a mature natural gas province characterized by multiple producing horizons and long-lived and predictable reserves with low cost operations. Most Arkoma Basin reserves are produced from formations at depths ranging from approximately 3,000 to 8,000 feet. The principal productive formations are Atokan and, to a lesser extent, Morrowan sandstones.

Oil & Gas Reserves

Our Oil & Gas reserves are located in the continental United States. Reserve reports were prepared using constant prices and costs in accordance with the published guidelines of the SEC. The net weighted average prices used in NEG Oil & Gas’ reserve report as of December 31, 2005 were $57.28 per barrel of oil and $9.59 per Mcf of gas. As of December 31, 2005, total proved reserves were 429.1 Bcf of natural gas and 11,904 MBbls of condensate and oil. The estimation of reserves and future net revenues can be materially affected by the oil and gas prices used in preparing the reserve report.

The following table sets forth certain information for our total proved reserves of oil and gas as of December 31, 2005.

				December 2005
				Average Net
	Proved Reserves(1)			Daily Production
Areas	Bcfe(1)	% Gas	% Developed	(MMcfe/d)	Reserve Life(2)
					(in years)

West Texas	222.2	90%	37%	26	25
East Texas	124.9	97	41	21	22
Gulf Coast	80.2	72	80	42	5
Gulf of Mexico	40.1	49	51	17	6
Other	33.1	92	97	7	11

Total	500.5	86%	50%	113%	13

(1)	The total proved reserves used in this table were derived from reserve information prepared by Netherland, Sewell & Associates, Inc. and DeGolyer and MacNaughton, independent petroleum consultants.

(2)	Based on proved reserves and annual production volumes for 2005.

			Natural Gas
	Oil	Natural Gas	Equivalent
	(MBbls)	(MMcf)	(MMcfe)

Proved Developed Reserves	8,340	200,520	250,560
Proved Undeveloped Reserves	3,564	228,530	249,915

Total Proved Reserves	11,904	429,050	500,475

Oil & Gas Production and Unit Economics

The following table shows the approximate net production attributable to our oil and gas interests, the average sales price per barrel of oil and Mcf of gas produced, and the average unit economics per Mcfe, or thousand cubic feet gas equivalent, related to our oil and gas production for the periods indicated. Information relating to properties acquired or sold is reflected in this table only since or up to the closing date of their respective acquisition or sale.

	Years Ended December 31
	2005	2004	2003

Production data:
Oil (MBbls)	1,440	935	811
Natural gas (MMcf)	28,107	18,995	15,913
Natural gas liquids (MBbls)	350	549	166
Natural gas equivalents (MMcfe)	38,847	27,799	21,772
Average sales price(1):
Oil average sales price (per Bbl)
Price excluding realized gains or losses on derivative contracts	$55.72	$39.55	$30.26
Price including realized gains or losses on derivative contracts	48.95	29.89	27.32
Natural gas average sales price (per Mcf)
Price excluding realized gains or losses on derivative contracts	7.85	5.73	5.07
Price including realized gains or losses on derivative contracts	6.38	5.39	4.70
Natural gas liquids (per Bbl)	33.46	26.72	23.24
Expense per Mcfe:
Lease operating expenses	$0.70	$0.49	$0.49
Transportation and gathering	0.13	0.11	0.07
Taxes, other than income	0.43	0.39	0.37
Depreciation, depletion and amortization	2.35	2.17	1.81
General and administrative expenses	0.40	0.49	0.36

(1)	Excludes the effect of unrealized gains and losses on derivative contracts.

Drilling Activity

The following table sets forth exploration and development drilling results for 2005, 2004 and 2003.

	Year Ended December 31,
	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells(1):
Productive(2)	45	21.2	57	22.0	29	8.0
Non-productive	7	2.5	14	4.1	2	0.2

Total	52	23.7	71	26.1	31	8.2

Development Wells(1):
Productive(2)	45	30.2	40	20.0	38	27.4
Non-productive	1	0.2	—	—	1	0.4

Total	46	30.4	40	20.0	39	27.8

Combined Total	98	54.1	111	46.1	70	36.0

(1)	The number of net wells is the sum of the fractional working interests owned in gross wells.

(2)	Productive wells consist of wells that are completed or capable of production. Wells that are completed in more than one producing zone are counted as one well.

Production and Sales Prices

NEG Oil & Gas produces oil and gas solely in the continental United States and currently sells a significant portion of oil pursuant to a contract with Plains Marketing and Transportation. We have no obligations to provide a fixed and determinable quantity of oil and/or gas in the future under existing contracts or agreements. We do not refine or process the oil and gas it produces, but sells the production to unaffiliated oil and gas purchasing companies in the area in which it is produced. We expect to sell crude oil on a market price basis and to sell gas under contracts to both interstate and intrastate natural gas pipeline companies.

Control Over Production Activities

NEG Oil & Gas operated 527 of the 878 producing wells in which we owned an interest as of December 31, 2005. The non-operated properties are operated by unrelated third parties pursuant to operating agreements which are generally standard in the industry. Significant decisions about operations regarding non-operated properties may be determined by the outside operator rather than by NEG Oil & Gas. If NEG Oil & Gas declines to participate in additional activities proposed by the outside operator under certain operating agreements, we will not receive revenues from, and/or will lose its interest in, the activity in which it declined to participate.

Markets and Customers

A large percentage of our oil and gas sales are made to a small number of purchasers. Additionally, some of the oil and gas production attributable to non-operated properties is sold to other third party purchasers by the operator of such properties, which then remits our proportionate share of the proceeds. Riata is the largest single seller of oil and natural gas from our non-operated properties pursuant to such an arrangement. For 2005, approximately 68% of NEG Oil & Gas oil and gas revenues were generated from the following purchasers, including Riata: Plains, All American, Duke Energy, Louis Dreyfus, Crosstex Energy Services and Seminole Energy Services. NEG Oil & Gas does not believe that the loss of any purchaser would have a material adverse effect on our oil and gas business because, under prevailing market conditions, other purchasers are readily available.

The agreement with Plains, entered into in 1993, provides for Plains to purchase NEG Oil & Gas’ oil pursuant to West Texas Intermediate posted prices plus a premium. In addition, a portion of our gas production is sold pursuant to long-term netback contracts. Under netback contracts, gas purchasers buy gas from a number of producers, process the gas for natural gas liquids, and sell liquids and residue gas. Each producer receives a fixed portion of the proceeds from the sale of the liquids and residue gas. The gas purchasers pay for transportation, processing and marketing of the gas and liquids, and assume the risk of contracting pipelines and processing plants in return for a portion of the proceeds of the sale of the gas and liquids. Generally, because the purchasers are marketing large volumes of hydrocarbons gathered from multiple producers, higher prices may be obtained for the gas and liquids. The remainder of NEG Oil & Gas’ natural gas is sold on the spot market under short-term contracts.

Regulatory Environment

Oil and gas exploration, production and transportation activities are subject to extensive regulation at the federal, state and local levels. These regulations relate to, among other things, environmental and land use matters, conservation, safety, pipeline use, the drilling and spacing of wells, well stimulation, transportation, and forced pooling and protection of correlative rights among interest owners. The following is a summary discussion of some key regulations that affect our oil and gas operations.

Environmental and Land Use Laws and Regulation. A variety of federal, state and local environmental and land use laws and regulations apply to companies engaged in the exploration, production and sale of petroleum hydrocarbons. Some of these laws and regulations have been revised frequently in the past, and in some cases these changes have imposed more stringent requirements that increased operating costs and/or required capital expenditures to attain compliance with the heightened level of regulation. NEG Oil & Gas believes that our oil and gas operations are in substantial compliance with current environmental laws and regulations. It understands that failure to comply with these requirements could result in civil and/or criminal fines and penalties as well as potential loss of permits or authorizations required for our oil and gas business. It also understands that attaining and maintaining compliance at an increased or heightened level could result in an increase in expenditures.

Potential Material Costs Associated with Environmental Regulation of Our Oil & Gas Operations. NEG Oil & Gas will incur significant plugging, abandonment and dismantlement costs in the future related to environmental and land use regulations associated with existing properties and operations and those that it may acquire in the future. As is customary in the industry, we may also contractually assume plugging, abandonment and dismantlement, clean up and other obligations in connection with our acquisition of operating interests in the fields. These costs can be significant.

As of December 31, 2005, NEG Oil & Gas had approximately $24.3 million held in various escrow accounts relating to the asset retirement obligations for certain offshore properties located in federal waters. The total estimated expected future costs to fulfill future plugging, abandoning, dismantlement and structure removal obligations on these properties is currently recorded at $41.2 million. This obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

NEG Oil & Gas does not maintain monetary reserves related to such asset retirement obligations for onshore properties and those located in state waters. The cost to plug, abandon, dismantle and remove wells and associated equipment on these properties is proportionately shared with other working interest owners and are typically incurred at the time the assets are retired. It is NEG Oil & Gas’ experience that wells may be sold to third parties prior to the need to incur plugging and abandonment expenses, and when this occurs, the costs for plugging and abandonment are typically assumed by the third party. When they are not sold to third parties, we have found that the plugging and abandonment liability of onshore properties is substantially offset by the value of the equipment salvaged.

Other potential material costs may be incurred for wells in federal waters that exhibit a phenomenon known as sustained casing pressure. The Department of Interior Minerals Management Service, or MMS, has operational requirements regarding wells with sustained casing pressure. These requirements include how such wells are to be tested, reported and monitored. Future regulations could require that such wells either be repaired or plugged. Costs to effect repairs or to plug could be substantial in wells with high pressure, or that are located in deep water or both. We operate several wells on offshore federal leases with sustained casing pressure that are subject to current monitoring and operating requirements.

NEG Oil & Gas believes that its oil and gas operations are in material compliance with all applicable oil and natural gas, safety, environmental and land use laws and regulations, and NEG Oil & Gas works diligently to ensure continuing compliance. NEG Oil & Gas is not aware of, nor has it received any notice of, any allegation that it is not in material compliance with such requirements. However, on occasion spills occur or NEG Oil & Gas receives notices of non-compliance with certain requirements from federal, state, or local regulatory agencies. These notices are typically administrative in nature resulting in an infraction of operating procedure and require resolving the matter in a prescribed fashion and timeframe. Administrative fines are generally waived or are minimal in degree, usually in payment of agency costs for time and materials associated with inspections. However, NEG Oil & Gas could face more serious enforcement depending on the nature of the spill or non-compliance and/or the media impacted by the spill or non-compliance. NEG Oil & Gas may incur significant costs for: (1) clean-up and damages due to spills or other releases; and (2) civil penalties imposed for spills, releases or non-compliance with applicable laws and regulations. If substantial liabilities to third parties or governmental entities are incurred, the payment of such claims may reduce or eliminate the funds available for project investment or result in loss of properties. Although we maintain insurance coverage considered to be customary in the industry, NEG Oil & Gas is not fully insured against all of these risks, either because insurance is not available or because of high premiums. Accordingly, NEG Oil & Gas may be subject to liability or may lose substantial portions of properties due to hazards that cannot be insured against or have not been insured against due to prohibitive premiums or for other reasons.

NEG Oil & Gas does not anticipate that we will be required in the near future to expend amounts that are material in relation to our total capital expenditures program complying with environmental laws and regulations, but inasmuch as these laws and regulations are frequently changed and are subject to interpretation, NEG Oil & Gas is unable to predict with any certainty the ultimate cost of compliance or the extent of liability risks. NEG Oil & Gas is also unable to assure you that more stringent laws and regulations protecting the environment will not be adopted and that material expenses will not be incurred in complying with environmental laws and regulations in the future.

At any time, NEG Oil & Gas may be forced to incur significant costs to install controls or make operational changes to comply with existing, new and evolving environmental compliance requirements. The imposition of any of these liabilities or compliance obligations on NEG Oil & Gas may have a material adverse effect on its financial condition and results of operations.

Other Regulation

Federal Leases.  As described above, certain of our operations are located on federal oil and natural gas leases, which are administered by the MMS pursuant to the Outer Continental Shelf Lands Act, or OCSLA. These leases were issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed MMS regulations and orders that are subject to interpretation and change by the MMS.

For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. Lessees must also obtain permits from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf, or OCS, to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the installation and removal of all production facilities.

To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. NEG Oil & Gas’ subsidiary, National Offshore, is currently subject to supplemental bonding requirements by the MMS. Material deviation from MMS regulations could result in the MMS suspending or terminating an operator’s or lessee’s offshore operations. Any such suspension or termination could materially adversely affect the financial condition and results of operations of NEG Oil & Gas.

The MMS also administers the collection of royalties under the terms of the OCSLA and the oil and gas leases issued thereunder. The amount of royalties due is based upon the terms of the oil and gas leases as well as the regulations promulgated by the MMS. The MMS regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases currently rely on arm’s-length sales prices and spot market prices as indicators of value. On August 20, 2003, the MMS issued a proposed rule that would change certain components of its valuation procedures for the calculation of royalties owed for crude oil sales. The proposal would change the valuation basis for transactions not at arm’s-length from spot to the New York Mercantile Exchange prices adjusted for locality and quality differentials and would clarify the treatment of transactions under a joint operating agreement. Final comments on the proposed rule were due on November 10, 2003. NEG Oil & Gas cannot predict whether this proposed rule will take effect as written, nor can NEG Oil & Gas predict whether the proposed rule, if it takes effect, will be challenged in federal court and whether it will withstand such a challenge. NEG Oil & Gas believes this rule, as proposed, will not have a material impact on our financial condition, liquidity or results of operations.

State Regulation of Exploration and Production.

Each of the states in which NEG Oil & Gas operates regulates the exploration, drilling, and development and marketing of oil, natural gas, and natural gas condensate. Such regulations have been developed to conserve minerals and for the protection of correlative rights. These regulations include requirements for obtaining drilling permits, for developing new fields, for insuring proper well spacing and density and for insuring sound well operation and proper plugging and abandonment. The rate at which wells may be produced and may also be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

Operating Hazards and Insurance

The oil and natural gas business involves a variety of operating risks. In accordance with industry practice, NEG Oil & Gas maintains insurance against some, but not all, potential risks and losses. For some risks, NEG Oil & Gas may not obtain insurance if it is believed that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect our oil and gas operations.

Title to Properties

NEG Oil & Gas believes that it has satisfactory title to all of its material assets. Although title to oil and gas properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with acquisition of real property, customary royalty interests and contract terms and restrictions, liens under operating agreements, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens, easements, restrictions and minor encumbrances customary in the oil and natural gas industry, NEG Oil & Gas believes that none of these liens, restrictions, easements, burdens and encumbrances will materially detract from the value of these properties or from NEG Oil & Gas’ interest in these properties or will materially interfere with our use of the properties in the operation of NEG Oil & Gas’ business. In addition, NEG Oil & Gas’ revolving credit facility is secured by a first priority lien on substantially all of NEG Oil & Gas’ oil and natural gas properties and other assets. In addition, NEG Oil & Gas believes that it has obtained sufficient right-of-way grants and permits from public authorities and private parties for NEG Oil & Gas to operate its business in all material respects as described in this annual report on Form 10-K.

Competition

The oil and gas business is highly competitive in the search for and acquisition of additional reserves and in the sale of oil and gas. NEG Oil & Gas’ competitors include major and intermediate sized integrated oil and gas companies, independent oil and gas companies and individual producers and operators. In particular, NEG Oil & Gas competes for property acquisitions and for the equipment and labor required to operate and develop its properties. These competitors may be able to pay more for properties and may be able to define, evaluate, bid for and purchase a greater number of properties than NEG Oil & Gas can. Ultimately, NEG Oil & Gas’ future success will depend on its ability to develop or acquire additional reserves at costs that allow it to remain competitive.

Employees

As of December 31, 2005, there were 95 people employed in our Oil & Gas segment. None of these employees is covered by a collective bargaining agreement.

Gaming

Business

We currently own and operate gaming properties in Las Vegas, Nevada and Atlantic City, New Jersey. Our three gaming properties in the Las Vegas metropolitan area are operated through our wholly-owned subsidiary, American Casino & Entertainment Properties LLC, or ACEP. Our Las Vegas properties are the Stratosphere Casino Hotel & Tower, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces.

Our Atlantic City property is The Sands, which we own and operate through our 58.3% ownership of Atlantic Coast. The Sands caters to middle and premium category patrons.

Las Vegas Gaming Operations

Stratosphere Casino Hotel & Tower.  The Stratosphere owns approximately 34 acres of land located at the northern end of the Las Vegas Strip of which approximately 17 acres is available for development. The Stratosphere offers the tallest free-standing observation tower in the United States and, at 1,149 feet, it is the tallest building west of the Mississippi River. The tower includes an award-winning 332-seat revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, and features the three highest amusement rides in the world.

The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,400 slot machines, 48 table games an eight table poker room and a race and sports book. Seven themed restaurants and four lounges, two of which feature live entertainment, are all located adjacent to the casino. For 2005, 2004 and 2003, approximately 70.7%, 70.6% and 70.1%, respectively, of the Stratosphere’s gaming revenue was generated by slot machine play and 25.9%, 27.4% and 28.0%, respectively, by table games. The Stratosphere derives its other gaming revenue from the poker room and the race and sports book, which primarily are intended to attract customers for slot machines and table games.

The hotel has 2,444 rooms, including 131 suites. The hotel amenities include a 67,000 square foot pool and a recreation area located on the eighth floor which includes a café, cocktail bar, private cabanas and a fitness center. The Beach Club 25, located on the 25th floor, provides a secluded adult pool. The Stratosphere refurbished approximately 1,400 of its guest rooms in 2004 and 2005.

The retail center, located on the second floor of the base building, occupies approximately 110,000 square feet of developed retail space. The retail center contains 43 shops, six of which are food venues, and 13 merchant kiosks. Adjacent to the retail center is the 640-seat showroom that currently offers afternoon and evening shows designed to appeal to value-minded visitors who come to Las Vegas.

Arizona Charlie’s Decatur.  Arizona Charlie’s Decatur, a full-service hotel and casino geared toward residents of Las Vegas and surrounding communities, is located on approximately 17 acres of land four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area. The property is easily accessible from Route 95, a major highway in Las Vegas.

Arizona Charlie’s Decatur contains approximately 52,000 square feet of gaming space with approximately 1,480 slot machines, 15 table games, a race and sports book, a 24-hour bingo parlor, a Keno lounge and a poker room. Approximately 65.5% of the slot machines at Arizona Charlie’s Decatur are video poker games. Arizona Charlie’s Decatur emphasizes video poker because it is popular with local players and therefore generates high volumes of play and casino revenue. For 2005, 2004 and 2003, approximately 89.3%, 90.0% and 90.8%, respectively, of the property’s gaming revenue was generated by slot machine play and 4.9%, 5.1% and 5.0%, respectively, by table games. Arizona Charlie’s Decatur derives its other gaming revenue from bingo, keno, poker and the race and sports book, which are primarily intended to attract customers for slot machines and table games.

Arizona Charlie’s Decatur currently has 258 rooms, including nine suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location and cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas.

Arizona Charlie’s Boulder.  Arizona Charlie’s Boulder operates a full-service casino, hotel and RV park situated on approximately 24 acres of land located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the most heavily traveled east/west highway in Las Vegas.

Arizona Charlie’s Boulder contains approximately 41,000 square feet of gaming space with approximately 830 slot machines, 14 table games, a race and sports book and a 24-hour bingo parlor. Arizona Charlie’s Boulder is currently expanding the casino to include an additional 7,300 square feet of gaming space which will include approximately 250 new slot machines and two table games and is expected to be completed during 2006. Approximately 60.0% of the slot machines at Arizona Charlie’s Boulder are video poker games. Arizona Charlie’s Boulder emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. For 2005, 2004 and 2003, approximately 88.1%, 89.1% and 86.9%, respectively, of gaming revenue was generated by slot machine play and 7.1%, 7.0% and 9.3%, respectively, by table games. Arizona Charlie’s Boulder derives its other gaming revenue from bingo and the race and sports book, which are primarily intended to attract customers for slot machines and table games.

Arizona Charlie’s Boulder currently has 303 rooms, including 221 suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location and cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas.

Arizona Charlie’s Boulder also has an RV park. The RV park is one of the largest short-term RV parks on the Boulder Strip with 30- to 70-foot pull through stations and over 200 spaces.

Atlantic City Gaming Operations

Our Atlantic City, New Jersey Gaming operations consist of The Sands located on approximately six acres of land one-half block from Atlantic City’s well-known Boardwalk. The Sands contains approximately 80,000 square feet of gaming space with approximately 2,150 slot machines, 79 table games, a poker room and a simulcasting facility. For 2005, 2004 and 2003, approximately 72.8%, 74.1% and 72.6%, respectively, of the property’s gaming revenue was generated by slot machine play and 26.3%, 25.0% and 21.0%, respectively, by table games. The Sands derives its other gaming revenue from poker and the simulcast facility, which primarily serve to attract customers for slot machines and table games.

The Sands currently has two hotels with a total of 620 rooms, including 187 suites; five restaurants; two cocktail lounges; two private lounges for invited guests; a 720-seat cabaret theater; retail space; an adjacent nine-story office building with approximately 77,000 square feet of office space for its executive, financial and administrative personnel; and the “People Mover,” an elevated, enclosed, one-way moving sidewalk connecting The Sands to the Boardwalk.

Pending Acquisitions

On November 29, 2005, our subsidiary, AREP Gaming LLC, through its subsidiaries, AREP Laughlin Corporation and AREP Boardwalk LLC, entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey, known as the Traymore site, from Harrah’s Entertainment for $170.0 million. Completion of the transaction is subject to regulatory approval and is expected to close in mid-2006.

The Flamingo owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. The Flamingo features the largest hotel in Laughlin with 1,907 hotel rooms, a 57,000 square foot casino, seven dining rooms options, 2,420 parking spaces, over 35,000 square fee of meeting space and a 3,000-seat outdoor amphitheater. The right to acquire the Flamingo will be assigned to ACEP.

The Traymore site was once home to the historic Traymore Hotel. The site is primarily undeveloped and is situated between The Sands and the Atlantic City Boardwalk. The Atlantic City site will be acquired by AREP Boardwalk.

An acquisition option is currently being discussed with Atlantic Coast.

Strategy

In Las Vegas, we target primarily middle-market customers who focus on obtaining value in their gaming, lodging, dining and entertainment experiences. We emphasize the Stratosphere as a destination property for visitors to Las Vegas by offering an attractive experience for the value minded customer. We strive to deliver value to our gaming customers at our Arizona Charlie’s locations by offering payout ratios on our slot and video poker machines that we believe are among the highest payout ratios in Las Vegas. Our Las Vegas management team has improved operating results by repositioning each of our properties to better target their respective markets, expanding and improving our existing facilities, focusing on customer service and implementing a targeted cost reduction program.

The Sands seeks to attract both middle and premium slot and table game players and is focused on acquiring new players and recovering customers who played at The Sands in the past.

Marketing

The Stratosphere utilizes the unique amenities of its tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious middle-market Las Vegas visitor. The Top of the World restaurant, however, caters to higher-end customers. The Stratosphere participates in the Ultimate Rewards Club which provides members with cash and/or complimentaries at the casino, which can be used at Arizona Charlie’s Decatur or Arizona Charlie’s Boulder. Advertising and promotional campaigns are designed to maximize hotel room occupancy, visits to the tower and attract and retain players on property.

Arizona Charlie’s Decatur and Arizona Charlie’s Boulder market their hotels and casinos primarily to local residents of Las Vegas and the surrounding communities. We believe that the properties’ pricing and gaming odds make them one of the best values in the gaming industry and that their gaming products, hotel rooms, restaurants and other amenities attract local customers in search of reasonable prices, smaller casinos and more attentive service.

We focus our Las Vegas marketing efforts on attracting customers with an affinity for playing slot and video poker machines. Similarly, we have intentionally avoided competing for the attention of high-stakes table game customers.

The Sands markets its hotel and casino in the highly competitive Atlantic City market and the surrounding areas. The Sands seeks premium category patrons by offering private, limited-access facilities. Beginning in 2003, it began to leverage the heritage of The Sands and promote the property as a boutique casino hotel that provides outstanding value and service that exceeds expectations. The Sands employs a variety of product offerings for both the middle and premium category patron, including incentives to visit The Sands’ facilities on a frequent basis.

Competition

Investments in the gaming and entertainment industries involve significant competitive pressures and political and regulatory considerations. In recent years, there have been many new gaming establishments opened as well as facility expansions, providing an increased supply of competitive products and properties in the industry, which may adversely affect our operating margins and investment returns. The hotel and casino industry is highly competitive.

Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas strip hotels and with a few major hotels in downtown Las Vegas. The Stratosphere also competes with a large number of hotels and motels located in or near Las Vegas. The Stratosphere’s tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas. Arizona Charlie’s Boulder and Arizona Charlie’s Decatur compete with other casinos and other forms of entertainment, which cater to local residents.

The Sands faces intense competition from the other existing Atlantic City casinos as well as legalized gaming on Native American tribal lands. Legalized casino gambling in neighboring states could have a material adverse effect on The Sands.

Regulation

Our gaming activities are subject to extensive regulation by authorities in both Nevada and New Jersey. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. To date, our casino properties have obtained all gaming licenses necessary for the operation of their existing gaming operations, however, we cannot assure you that we will obtain any new gaming license or related approval or renewal of an existing license on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked.

Nevada Gaming Law

The Nevada ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations made under such Act, as well as various local ordinances. The gaming operations of our casinos are subject to the licensing and regulatory control of the Nevada Gaming

Commission and the Nevada State Gaming Control Board. Our casinos’ operations are also subject to regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. These agencies are referred to herein collectively as the Nevada Gaming Authorities.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy. These public policy concerns include, among other things:

•	preventing unsavory or unsuitable persons from being directly or indirectly involved with gaming at any time or in any capacity;

•	establishing and maintaining responsible accounting practices and procedures; and

•	maintaining effective controls over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs, and safeguarding assets and revenue, providing reliable recordkeeping and requiring the filing of periodic reports with the Nevada Gaming Authorities.

•	preventing cheating and fraudulent practices; and

•	providing a source of state and local revenue through taxation and licensing fees.

Changes in these laws, regulations and procedures could have significant negative effects on our gaming operations and our financial condition and results of operations.

Owner and Operator Licensing Requirements.  Our Nevada casinos are licensed by the Nevada Gaming Authorities as corporate and limited liability company licensees, which we refer to herein as company licensees. Under their gaming licenses, our casinos are required to pay periodic fees and taxes. The gaming licenses are not transferable.

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

Our Registration Requirements.  We have been registered by the Nevada Gaming Commission as a publicly traded corporation, which we refer to as a registered company for the purposes of the Nevada Gaming Control Act. API’s parent company, API, AREH, and AREH’s direct and indirect subsidiaries involved in Nevada gaming operations have been registered by the Nevada Gaming Commission as holding companies to the extent required by law.

Periodically, we will be required to submit detailed financial and operating reports to the Nevada Gaming Commission and to provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

Individual Licensing Requirements.  No person may become a stockholder or member of, or receive any percentage of the profits of, a non-publicly traded holding or intermediary company or company licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Nevada Gaming Authorities may investigate any individual who has a material relationship to or material involvement with us to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We and certain of our officers, directors and key employees are required to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay or must cause to be paid all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

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

Consequences of Violating Gaming Laws.  If the Nevada Gaming Commission decides that we have violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our registrations and gaming licenses. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act, or of the regulations of the Nevada Gaming Commission, at the discretion of the Nevada Gaming Commission. Further, the Nevada Gaming Commission could appoint a supervisor to conduct the operations of our casinos and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, and revocation of any gaming license would, have a significant negative effect on our gaming operations.

Requirements for Beneficial Securities Holders.  Regardless of the number of shares held, any beneficial holder of our voting securities may be required to file an application, be investigated and have that person’s suitability as a beneficial holder of voting securities determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the beneficial holder of the voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

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

Consequences of Being Found Unsuitable.  Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the Nevada Gaming Authorities in connection with the investigation of its application, may be found unsuitable.

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

Gaming Laws Relating to Securities Ownership.  The Nevada Gaming Commission may, in its discretion, require the holder of any debt or similar securities of a registered company to file applications, be investigated and be found suitable to own the debt or other security of the registered company if the Nevada Gaming Commission; has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Gaming Commission decides that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the registered company can be sanctioned, including the loss of its approvals if, without the prior approval of the Nevada Gaming Commission, it:

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

Approval of Public Offerings.  Neither we nor any of our affiliates may make a public offering of securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. The Nevada Commission has granted AREP prior approval to make public offerings for a period of two years expiring in May 2006, subject to certain conditions. This approval, the shelf approval, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The shelf approval applies to any affiliated company wholly owned by us, or an affiliate, which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The shelf approval includes approval for Stratosphere Gaming Corp. to guarantee any security issued by, or to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by us or an affiliate in a public offering under the shelf approval. The shelf approval also includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of our subsidiaries licensed or registered in Nevada, as applicable, in conjunction with public offerings made under the shelf approval. The shelf approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Approval of Changes in Control.  As a registered company, we must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

•	mergers;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person by which the person obtains control of us.

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

Approval of Defensive Tactics.  The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses or affecting registered companies that are affiliated with the operations permitted by Nevada gaming licenses may be harmful to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to reduce the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

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

Fees and Taxes.  License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon:

•	a percentage of gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

Our casinos are also subject to a state payroll tax based on the wages paid to their employees.

Foreign Gaming Investigations.  Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons, or licensees, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s or registrant’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Licensees and registrants are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee or registrant is also subject to disciplinary action by the Nevada Gaming Commission if it:

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

License for Conduct of Gaming and Sale of Alcoholic Beverage.  The conduct of our Gaming activities and the service and sale of alcoholic beverages by our casinos are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. In addition to approving our casinos, the Clark County Liquor and Gaming License Board and the City of Las Vegas have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county and city agencies have full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.

New Jersey Gaming Law

Casino gaming in Atlantic City, New Jersey is strictly regulated under the New Jersey Casino Control Act, or NJCCA, and its attendant regulations by the New Jersey Casino Control Commission, or New Jersey Commission. The NJCCA and the regulations concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of hotel and casino facilities; the operation methods (including rules of games and credit and collection procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere. The following is only a summary of the applicable provisions of the NJCCA and the regulations; it is qualified in its entirety by reference to the NJCCA and such other applicable laws and regulations.

The NJCCA and the regulations promulgated thereunder contain detailed provisions concerning, among other things:

•	the granting and renewal of casino licenses;

•	the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein;

•	the qualification of natural persons and entities related to the casino licensee;

•	the licensing of certain employees and all gaming-related vendors and certain non-gaming related vendors of casino licensees;

•	the types of games offered to the public and the rules under which the games are played;

•	the selling and redeeming of gaming chips;

•	the granting and duration of credit and the enforceability of gaming debts;

•	management control procedures, accounting and cash control methods and reports to gaming agencies;

•	the security standards;

•	the manufacture and distribution of gaming equipment; and

•	the simulcasting of horse races by casino licensees, advertising, entertainment and alcoholic beverages.

Casino Control Commission.  The New Jersey Commission has broad, plenary power to regulate a wide spectrum of gaming and non-gaming-related activities and to approve the form of ownership and financial structure of casino licensees and their affiliated and related companies such as holding companies and financial sources.

Casino License.  The qualification criteria for casino licensees include: good character, honesty and integrity; financial stability, integrity and responsibility; and business ability and casino experience. Casino licensees must also establish the qualifications of its financial sources. A casino license issued by the New Jersey Commission permits the licensee to offer authorized casino games to the public. Having satisfied all the requisite criteria, ACE Gaming LLC has been issued a plenary casino license, which was most recently renewed on September  29, 2004 for four years through September 2008. To be considered financially stable, a licensee must establish and maintain that it can pay winning wagers when due; achieve annual gross operating profit; pay all local, state and federal taxes when due; make necessary capital and maintenance expenditures to ensure that it has a superior first-class facility; and pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

In the event a licensee fails to demonstrate or maintain financial stability, the New Jersey Commission may take such action as it deems necessary, including: impose license conditions; establish a cure period; impose reporting requirements; restrict cash transfers; require additional reserves or trust accounts; or revoke the license and appoint a conservator.

Under New Jersey gaming law no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the New Jersey Commission has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution acting in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the New Jersey Commission may consider appropriate, obtains and maintains either a license or qualification approval. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee.

Control Persons.  Any entity qualifier or intermediary or holding company, such as AREP, is required to meet the same basic standards for approval as a casino licensee. However, the New Jersey Commission, with the concurrence of the Director of the Division of Gaming Enforcement, may waive the requirement that an officer, director, lender, underwriter, agent or employee of a publicly traded holding company, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the New Jersey Commission and the Director of the Division of Gaming Enforcement remain satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding 5.0% or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

Financial Sources.  The New Jersey Commission may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee, to qualify as financial sources. However, the New Jersey Commission may, in its discretion, waive the qualification requirement for holders of less than 15.0% of debt securities such as publicly-traded mortgage bonds so long as the securities remain widely distributed and freely traded in the public market and the holder has no ability to control the casino licensee.

Institutional Investors.  An institutional investor is defined by the NJCCA as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers

Act of 1940, as amended; and such other persons as the New Jersey Commission may determine for reasons consistent with the policies of the NJCCA.

An institutional investor may be granted a waiver by the New Jersey Commission from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division of Gaming Enforcement that there is any cause to believe that the holder may be found unqualified, on the basis of New Jersey Commission findings that: (1) its holdings were purchased for investment purposes only and, upon request by the New Jersey Commission, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the institutional investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (2) if the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee’s holding or intermediary companies or the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the New Jersey Commission will make such findings or grant such waiver and, in any event, an institutional investor may be required to produce for the New Jersey Commission or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

Ownership and Transfer of Securities.  The NJCCA imposes certain restrictions upon the issuance, ownership and transfer of securities of a regulated company and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a regulated company including, but not limited to mortgages, debentures, security agreements, notes and warrants. AREP is deemed to be a regulated company, and instruments evidencing a beneficial ownership or creditor interest therein, including the notes or a partnership interest, are deemed to be the securities of a regulated company.

If the New Jersey Commission finds that a holder of such securities is not qualified under the NJCCA, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the New Jersey Commission has the power to revoke or suspend the casino license affiliated with the regulated company that issued the securities. If a holder is found unqualified, it is unlawful for the holder (1) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or (2) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

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

Regulatory Violations and Conservatorship.  If the New Jersey Commission were to determine that a casino licensee or any of its individual or entity qualifiers has violated the NJCCA, or cannot meet the qualification requirements of the NJCCA, such person or entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked or not renewed, the New Jersey Commission could appoint a conservator to operate and dispose of the casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel, subject to valid liens and/or encumbrances. Acting under the direct supervision of the New Jersey Commission, the conservator would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The New Jersey Commission may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to affect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the indenture governing our senior notes.

Seasonality

Generally, our Las Vegas gaming and entertainment properties are not affected by seasonal trends. However, we tend to have increased customer flow from mid-January through Easter, from October through Thanksgiving, the week between Christmas and New Year’s Day and during periods of large events, conventions or trade shows and decreased customer flow from the Thanksgiving holiday through Christmas Day and from New Year’s Day through the middle of January. Our Atlantic City property is highly seasonal in nature, with peak activity occurring from May to September. Consequently, operating results for our Atlantic City property tend to be better for the first and fourth quarters of the fiscal year. Such seasonality and fluctuations may materially affect our revenues and profitability.

Employees

At December 31, 2005, our gaming segment had approximately 6,060 employees, of whom approximately 2,045 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Our Gaming segment historically has had good relationships with the unions representing its employees and believes that its employee relations are good.

Corporate Structure and Financing

We own our interest in our Las Vegas gaming operations through ACEP which files annual, quarterly and current reports. Each of these reports is separately filed with the Securities and Exchange Commission. ACEP has outstanding $215.0 million principal amount of 7.85% senior secured notes due 2012. Pursuant to the terms of such notes, ACEP is subject to restrictions on its ability to make distributions to, or engage in transactions with, us and our affiliates.

We own our interest in our Atlantic City gaming operations through our 58.3% interest in Atlantic Coast. Atlantic Coast has outstanding approximately $37.5 million principal amount of 3% senior exchangeable notes due 2008 of which we own approximately $35.1 million. Each such note may, at the option of the holder, be converted into shares of Atlantic Coast common stock, or Atlantic Coast shares. After giving effect to the conversion of all such notes and the exercise of all outstanding warrants to purchase Atlantic Coast shares, we would own 63.4% of Atlantic Coast, on a fully diluted basis.

We also own 77.5% of the outstanding common stock of GBH which in turn currently owns 41.7% of Atlantic Coast. On September 29, 2005, GBH filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We understand, that as part of its reorganization, GBH is contemplating a sale of the Atlantic Coast common stock that it owns. See Item 3. Legal Proceedings.

Real Estate

Rental Real Estate

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

To capitalize on favorable real estate market conditions and the mature nature of our commercial real estate portfolio, beginning in early 2004 we determined to offer for sale our rental real estate portfolio. During 2005, we sold 14 rental real estate properties for approximately $52.5 million. These properties were encumbered by mortgage debt of approximately $10.7 million that we repaid from the sale proceeds. As of December 31, 2005, we owned 55 rental real estate properties with a book value of approximately $154.3 million, individually encumbered by mortgage debt which aggregated approximately $81.5 million.

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

We are currently developing seven residential subdivisions in New York, Florida and Massachusetts. In New York, we are developing two high-end residential subdivisions in Westchester County: Penwood, located in Bedford, and Hammond Ridge, located in Armonk and New Castle. We are also seeking approval to develop Pondview Estates which is located in Patterson and Kent in Putnam County, New York. In Cape Cod, Massachusetts, we are developing our New Seabury property, a luxury second-home waterfront community. In Vero Beach, Florida, we are building out our Grand Harbor and Oak Harbor properties, two residential waterfront communities. In Naples, Florida, we are building, developing and selling Falling Waters, a condominium community.

We continue to explore opportunities to sell or finance our development portfolio.

New Seabury Development.  Located in Cape Cod, Massachusetts, New Seabury is a 2,000 acre resort community overlooking Nantucket Sound and Martha’s Vineyard. There are approximately 178 acres of land remaining for future development. We have begun the first phase of our planned 450 unit residential development. As of December 31, 2005 approximately 29 of these new units were under contract. The average sale price was $961,000 with a range of sales prices between $660,000 and $2.3 million.

Grand Harbor and Oak Harbor.  Grand Harbor and Oak Harbor are two waterfront communities located in Vero Beach, Florida. As of December 31, 2005, approximately 900 homes had been built and sold in the communities. Grand Harbor and Oak Harbor include properties in various stages of development, including 364 improved lots and 13 substantially finished homes ready for sale. In addition, there are approximately 400 acres of land to the north of Grand Harbor available for development. As of December 31, 2005, 21 homes had been sold and 9 were under contract. The average sales price was $775,000 with a range of sales prices between $425,000 and $1.4 million.

Penwood.  Located in Bedford, New York, Penwood consists of 44 lots situated on 297 acres. The development is approximately one hour from Manhattan. Homes are situated on lots that range from 2.1 acres to 14.5 acres. Homes range in size from 5,400 square feet to 9,600 square feet. The average selling price of a Penwood home is $2.4 million, with a range of sales prices between $2.0 million and $3.4 million. As of December 31, 2005, we have sold 40 of the 44 units and three units were under contract.

Hammond Ridge.  Located in Armonk and New Castle, New York, Hammond Ridge consists of 37 single-family lots situated on 220 acres. The development is approximately 40 minutes from Manhattan. Purchasers of Hammond Ridge units may select one of many home designs and many options and upgrades that we offer or customize designs. The average sales price of a Hammond Ridge home is $2.1 million, with a range of prices between $1.6 million and $2.8 million. From January 2005, when sales commenced, through December 31, 2005, we sold eight units and executed sale contracts for 11 homes.

Pondview Estates.  Located in Patterson and Kent, New York, Pondview Estates is a townhouse condominium development on a 91-acre wooded hillside overlooking an on-site pond. We expect to build a 50-townhouse condominium once final approvals are granted. Pre-sales are expected to begin in 2006.

Falling Waters.  Located in Naples, Florida, Falling Waters is a 793-unit condominium development on 158 acres located approximately ten minutes from downtown Naples, Florida. It is a gated community with 24-hour security. The average selling price is $200,000. As of December 31, 2005, there were 109 units remaining to be constructed, 104 of which have been pre-sold and five of which remain to be sold.

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

Seasonality

Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to February. Sales activity for our real estate developments in Cape Cod and New York typically peak in late winter and early spring while in Florida our peak selling season is during the winter months.

Employees

Our real estate-related activities, including rental real estate, real estate development and hotel and resort operations, have approximately 440 full and part-time employees, which number fluctuates due to the seasonal nature of certain of our businesses. No such employees are covered by collective bargaining agreements.

Home Fashion

Background

We conduct our Home Fashion operations through WPI, a manufacturer and distributor of home fashion consumer products based in West Point, Georgia. On August 8, 2005, WPI and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens and certain of its subsidiaries pursuant to an asset purchase agreement approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WestPoint Stevens. WestPoint Stevens was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. In consideration for the shares, we paid $219.9 million in cash and received the balance in respect of a portion of the debt of WestPoint Stevens. Pursuant to the asset purchase agreement, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WestPoint Stevens. Under the asset purchase agreement and the bankruptcy court order approving the sale, we would receive rights to subscribe for at least 2.5 million of such shares and we agreed to purchase up to an additional 8.0 million shares of common stock to the extent that any rights were not exercised. Accordingly, upon completion of the rights offering and depending upon the extent to which the other holders exercise certain subscription rights, we would beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million shares that would then be outstanding.

The foregoing description assumes that subscription rights are allocated and exercised in the manner set forth in the asset purchase agreement and the sale order. However, certain of the first lien creditors appealed portions of the bankruptcy court’s ruling. In connection with that appeal, the subscription rights distributed to the second lien lenders at closing were placed in escrow. We are vigorously contesting any changes to the sale order. Depending on the implementation of any changes to the bankruptcy court order, then ownership in WPI may be distributed in a different manner than described above and we may own less than a majority of WPI’s shares of common stock. Our loss of control of WPI could adversely affect WPI’s business and the value of our investment.

In addition, we consolidated the results and balance sheet of WPI as of December 31, 2005 and for the period from the date of acquisition through December 31, 2005. If we were to own less than 50% of the outstanding common stock and lose control of WPI, we no longer would consolidate it and our financial statements could be materially different than as presented as of December 31, 2005 and for the year then ended. See Item 1A. Risk Factors and Item 3. Legal Proceedings.

Business

WPI’s business consists of manufacturing, sourcing, distributing, marketing and selling home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath and basic bedding products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath towels, bath rugs, beach towels, shower curtains, bath accessories, drapes and valances, bedskirts, bed pillows, flocked blankets, woven blankets and throws, and heated blankets and mattress pads. WPI continues to serve substantially all the former customers of WestPoint Stevens using facilities acquired from WestPoint Stevens and through sourcing activities.

WPI manufactures and sources its products in a wide assortment of colors and patterns from a variety of fabrics, including chambray, twill, sateen, flannel and linen, and from a variety of fibers, including cotton, synthetics and cotton blends. WPI seeks to position its business as a single-source supplier to retailers of bed and bath products, offering a broad assortment of products across multiple price points. WPI believes that product and price point breadth will allow it to provide a comprehensive product offering for each major distribution channel.

WPI operates its business through showroom space in New York City, office space in Georgia, Alabama and New York, 13 manufacturing facilities in Alabama, Florida, Maine, North Carolina and South Carolina, a chemical plant in Alabama, a printing facility in Georgia, 10 distribution centers and warehouses and 33 retail stores.

Strategy

WPI intends to lower its cost of goods sold and improve its long-term profitability by lessening its dependence upon high-cost U.S. sources of manufactured products through establishing offshore sourcing arrangements. WPI’s offshore sourcing arrangements may employ a combination of owned and operated facilities, joint ventures and long term supply contracts. In addition, WPI will seek to lower its general and administrative expense by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized. WPI also will seek to increase its revenues by selling more licensed, differentiated and proprietary products to WPI’s existing customers. WPI believes that it can improve margins over time through upgraded marketing, selective product development, enhanced design and improved customer service capabilities.

Brands, Trademarks and Licenses

WPI markets its products under trademarks, brand names and private labels. WPI uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.

WPI manufactures and sells its own branded line of home fashion products consisting of merchandise bearing trademarks that include ATELIER MARTEX®, GRAND PATRICIAN®, MARTEX®, PATRICIAN®, LADY PEPPERELL®, LUXOR®, SEDUCTION®, UTICA® and VELLUX®.

In addition, some of WPI’s home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, Lauren/Ralph Lauren and Charisma, which expire on December 31, 2008 and March 31, 2010, respectively.

Private label brands, also known as “store brands,” are controlled by individual retail customers through use of their own brands or through an exclusive license or other arrangement with brand owners. Private label brands provide retail customers with a way to promote consumer loyalty. As the brand is owned and controlled by WPI’s retail customers and not by WPI, WPI tends to earn smaller margins and has limited ability to prevent retail customers from discontinuing doing business with it. As WPI’s customer base has experienced consolidation, there has been an increasing focus on proprietary branding strategies.

The percentage of WPI net sales, including net sales by WestPoint Stevens, derived from the sale of private label branded products for 2005 was approximately 43%. For 2005, the percentage of WPI, net sales, including net sales by WestPoint Stevens, derived from sales under brands it owns and controls was 25%, and the percentage of WPI, net sales derived from sales, including net sales by WestPoint Stevens, under brands owned by third parties pursuant to licensing arrangements with WPI was 19%.

Marketing

WPI markets its products through leading department stores, mass merchants, specialty stores, institutional channels and retail stores owned and operated by WPI. Through marketing efforts directed towards retailers and institutional clients, WPI seeks to create products and services in direct response to recognized consumer trends by focusing on elements such as product design, product innovation, packaging, store displays and other marketing support.

WPI works closely with its major customers to assist them in merchandising and promoting WPI’s products to consumers. In addition, WPI periodically meets with its customers in an effort to maximize product exposure and sales and to jointly develop merchandise assortments and plan promotional events specifically tailored to the customer. WPI provides merchandising assistance with store layouts, fixture designs, advertising and point-of-sale displays. A national consumer and trade advertising campaign and comprehensive internet website have served to enhance brand recognition. WPI also provides its customers with suggested customized advertising materials designed to increase product sales. A heightened focus on consumer research provides needed products on a continual basis. WPI distributes finished products directly to retailers. The majority of WPI’s remaining sales of home fashion products are through the institutional channel, which includes hospitality and healthcare establishments, as well as laundry supply businesses. In addition to domestic sales, WPI distributes its home fashion products for eventual sale to several foreign markets. International operations accounted for approximately 3% of total revenues in 2005.

WPI also sells its and other manufacturer’s products through its retail stores division, which currently consists of 33 geographically dispersed, value-priced retail outlets throughout the United States, most of which are located in factory outlet shopping centers. WestPoint Home retail stores sell first quality products, overstocks, seconds, discontinued items and other products.

Competition

The home fashion industry is highly competitive. WPI’s future success will, to a large extent, depend on its ability to remain a competitive low-cost producer. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality and customer service. WPI also faces competition from its principal customers as retailers and major institutional clients themselves become importers sourcing directly from overseas mills. In the home fashion markets, WPI competes with many companies, one of the largest of which is Springs Global US, Inc., a company formed by the merger of Springs Industries, Inc. and Coteminas S.A., a major Brazilian textile producer. WPI’s future success depends on its ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. Additionally, the easing of trade restrictions over time has led to growing competition from low priced products imported from Asia and Latin America. The lifting of import quotas in 2005 has accelerated the loss of WPI’s market share.

Seasonality

The Home Fashion industry is seasonal, with a peak sales season in the fall. In response to this seasonality, WPI increases its inventory levels during the first six months of the year to meet customer demands for the peak fall season.

Employees

WPI and its subsidiaries employed approximately 9,000 employees as of December 31, 2005. Currently, less than 4% of WPI’s employees are unionized.

Investments

We seek to invest our available cash and cash equivalents in debt and equity securities with a view to enhancing returns as we continue to assess further acquisitions of operating businesses. During 2005, we had a net loss on investment activity of approximately $21.0 million comprised of approximately $26.9 million in realized losses and $5.9 million in unrealized gains.

As of December 31, 2005, 53.6% of our total investments, or $448.8 million, were managed by an unaffiliated third-party investment manager. These investments are predominantly fixed income securities that have an average duration of less than one month, and, in total, are managed to have an average S&P credit quality of above A-. We make these investments to maintain liquidity while achieving better risk-adjusted returns than could be attained by investing in cash or cash equivalents.

We also invest in undervalued debt and equity and equity and debt derivative securities that we believe have the potential for achieving returns significantly in excess of overall market performance or with the prospect of the issuers of the securities becoming operating businesses we control. We believe that these securities may have greater inherent value than indicated by their market price and may present the opportunity for “activist” bondholders or shareholders to be catalysts to realize value. The equity securities in which we may invest may include common stock, preferred stock and securities convertible into common stock, as well as warrants to purchase these securities and equity derivatives. The debt securities and obligations in which we may invest may include bonds, debentures, notes, mortgage-related securities and municipal obligations as well as debt derivatives. Certain of these securities may include lower-rated securities which may provide the potential for higher yields and therefore may entail higher risks. In addition, we may engage in various investment techniques, including options, futures, foreign currency transactions and leveraging for hedging or other purposes, which typically we hold for only short periods, depending on market conditions. During 2005, we had gains on debt, equity and equity derivatives activity of approximately $20.0 million comprised of approximately $9.0 million in realized gains and $11.0 million in unrealized gains.

These investments are generally based upon long-term strategic objectives and tend to be held for an extended period, independent of market conditions or liquidity considerations. As of December 31, 2005, such investments represented $371.5 million, or 44.4% of our total investments, and included investments in:

•	fixed income securities with an aggregate value of $11.1 million;

•	equity securities and equity derivatives in publicly traded companies with an aggregate value of $350.4 million; and

•	equity securities in companies that are not publicly traded with limited liquidity with an aggregate value of $10.0 million.

Included in the above are shares of Time Warner Inc. common stock. On December 19, 2005, we reported in a Schedule 14A filed with the SEC that we owned 11,000,000 shares of such stock. The Schedule 14A identified us as one of the participants in the solicitation of proxies for common stock of Time Warner. Other participants included affiliates of Mr. Icahn and certain unrelated parties. In a subsequent Schedule 14A, filed on February 17, 2006, we reported that our ownership of common stock of Time Warner had increased to 12,302,790 shares.

We also take “short” positions and make investments in equity derivatives predicated upon our belief that the price of an underlying equity security would decline. Such investments inherently are risky as they may expose us to unlimited losses as the price of the underlying equity security increases. During 2005, we had losses on a single short position of approximately $41.3 million comprised of approximately $37.1 million in realized losses and $4.2 million in unrealized losses. From January 1, 2006 through March 15, 2006, we had additional losses on our short position of approximately $29.3 million, which includes approximately $5.1 million in realized losses and approximately $24.2 million in unrealized losses.

We conduct our activities in a manner so as not to be deemed an investment company under the Investment Company Act of 1940, as amended. Generally, this means that we do not intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. In addition, we intend to structure our investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code of 1986, as amended.

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

Each of ACEP, Atlantic Coast and National Energy Group separately files with the Securities and Exchange Commission annual, quarterly and current reports that are available to the public free of charge either from each respective company or at the SEC website at http://www.sec.gov. NEG filed with the SEC a registration statement on form S-1 with respect to its planned initial public offering, which is available at the SEC website at http://www.sec.gov.

Item 1A.  Risk Factors.

Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.

Mr. Icahn, through affiliates, currently owns 100% of API, our general partner, and approximately 86.5% of our outstanding preferred units and approximately 90.0% of our depositary units, and, as a result, has the ability to influence many aspects of our operations and affairs. API also is the general partner of AREH.

We have invested and may in the future invest in entities in which Mr. Icahn also invests or purchase investments from him or his affiliates. Although API has never received fees in connection with our investments, our partnership agreement allows for the payment of these fees. Mr. Icahn may pursue other business opportunities in which we compete and there is no requirement that any additional business opportunities be presented to us.

The interests of Mr. Icahn, including his interests in entities in which he and we have invested or may invest in the future, may differ from your interests as a unit holder and, as such, he may take actions that may not be in your interest. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Mr. Icahn’s interests might conflict with your interests as a unit holder.

Certain of our management are committed to the management of other businesses.

Certain of the individuals who conduct the affairs of API, including the chairman of our board of directors, Mr. Icahn, and our principal executive officer and vice chairman of the board of directors, Keith A. Meister, are, and will in the future be, committed to the management of other businesses owned or controlled by Mr. Icahn and his affiliates. Accordingly, these individuals may focus significant amounts of time and attention on managing these other businesses. Conflicts may arise between our interests and the other entities or business activities in which such individuals are involved. Conflicts of interest may arise in the future as such affiliates and we may compete for the same assets, purchasers and sellers of assets or financings.

To service our indebtedness and pay distributions with respect to our units, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, to pay distributions with respect to our units and to fund operations will depend on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We are a holding company and will depend on the businesses of our subsidiaries to satisfy our obligations.

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets at AREP and AREH in order to fund those investments and ongoing operations. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of loans, dividends, distributions or otherwise.

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, the notes issued by our indirect wholly-owned subsidiary, ACEP, contain restrictions on dividends and distributions and loans to us, as well as on other transactions with us. ACEP also has a credit agreement which contains financial covenants that have the effect of restricting dividends or distributions. Our subsidiary, NEG Oil & Gas has a credit facility which restricts dividends, distributions and other transactions with us. These agreements preclude our receiving payments from the operations of our Gaming and our Oil & Gas properties which account for a significant portion of our revenues and cash flows. We are negotiating similar facilities for WPI, Atlantic Coast and our real estate development properties which may also restrict dividends, distributions and other transactions with us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt will be limited.

We or our subsidiaries may be able to incur substantially more debt.

We or our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our 8.125% senior notes due 2012 and our 7.125% senior notes due 2013 do not prohibit us or our subsidiaries from doing so. We may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern these notes. As of December 31, 2005, based upon these tests, we could have incurred up to approximately $1.4 billion of additional indebtedness. Our subsidiaries, other than AREH, are not subject to any of the covenants contained in the indentures with respect to our debt, including the covenant restricting debt incurrence. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we, and they now face could intensify.

Our failure to comply with the covenants contained under any of our debt instruments, including the indentures governing our outstanding notes, including our failure as a result of events beyond our control, could result in an event of default which would materially and adversely affect our financial condition.

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments. It is possible that, if the defaulted debt is accelerated, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities.

The market for our securities may be volatile.

The market for our equity securities may be subject to disruptions that could cause substantial volatility in their prices. Any such disruptions may adversely affect the value of your securities.

We have only recently made cash distributions to our unitholders and future distributions, if any, can be affected by numerous factors.

We made cash distributions with respect to each of the third and fourth quarters of 2005 in the amount of $.10 per depositary unit. The payment of future distributions will be determined by the board of directors of our general partner quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered. Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements, and our issuances of additional equity and debt securities. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. If distributions are made, there can be no assurance that holders of depositary units may not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

Holders of our depositary units have limited voting rights, rights to participate in our management and control of us.

Our general partner manages and operates AREP. Unlike the holders of common stock in a corporation, holders of outstanding units have only limited voting rights on matters affecting our business. Holders of depositary units have no right to elect the general partner on an annual or other continuing basis, and our general partner generally may not be removed except pursuant to the vote of the holders of not less than 75% of the outstanding depositary units. In addition, removal of the general partner may result in a default under our debt securities. As a result, holders of depositary units have limited say in matters affecting our operations and others may find it difficult to attempt to gain control or influence our activities.

Holders of depositary units may not have limited liability in certain circumstances and may be liable for the return of distributions that cause our liabilities to exceed our assets.

We conduct our businesses through AREH in several states. Maintenance of limited liability will require compliance with legal requirements of those states. We are the sole limited partner of AREH. Limitations on the liability of a limited partner for the obligations of a limited partnership have not clearly been established in several states. If it were determined that AREH has been conducting business in any state without compliance with the applicable limited partnership statute or the possession or exercise of the right by the partnership, as limited partner of AREH, to remove its general partner, to approve certain amendments to the AREH partnership agreement or to take other action pursuant to the AREH partnership agreement, constituted “control” of AREH’s business for the purposes of the statutes of any relevant state, AREP and/or unitholders, under certain circumstances, might be held personally liable for AREH’s obligations to the same extent as our general partner. Further, under the laws of certain states, AREP might be liable for the amount of distributions made to AREP by AREH.

Holders of our depositary units may also have to repay AREP amounts wrongfully distributed to them. Under Delaware law, we may not make a distribution to holders of common units if the distribution causes our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and nonrecourse liabilities are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated Delaware law will be liable to the limited partnership for the distribution amount for three years from the distribution date.

Additionally, under Delaware law an assignee who becomes a substituted limited partner of a limited partnership is liable for the obligations, if any, of the assignor to make contributions to the partnership. However, such an assignee is not obligated for liabilities unknown to him or her at the time he or she became a limited partner if the liabilities could not be determined from the partnership agreement.

We may be subject to the pension liabilities of our affiliates.

Mr. Icahn, through certain affiliates, currently owns 100% of API and approximately 86.5% of our outstanding depositary units and preferred units. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there are at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans which are underfunded by a total of approximately $21.8 million on an ongoing actuarial basis and $135.2 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

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

Because we are a holding company and a significant portion of our assets may, from time to time, consist of investments in companies in which we own less than a 50% interest, we run the risk of inadvertently becoming an investment company that is required to register under the Investment Company Act of 1940, as amended. Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate our business, nor are registered investment companies permitted to have many of the relationships that we have with our affiliated companies.

In order not to become an investment company required to register under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, such as our loss of control of WPI, could result in our inadvertently becoming an investment company. See Note 25 of notes to consolidated financial statements and Item 3. Legal Proceedings.

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

We may become taxable as a corporation.

We operate as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. We believe that we have been and are properly treated as a partnership for federal income tax purposes. However, the Internal Revenue Service, or IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income at regular corporate tax rates. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act of 1940, it is likely that we would be treated as a corporation for U.S. federal income tax purposes and subject to corporate tax on our net income at regular corporate tax rates. The cost of paying federal and possibly state income tax, either for past years or going forward, would be a significant liability and would reduce our funds available to make interest and principal payments on the notes. To meet the qualifying income test we may structure transactions in a less advantageous manner or avoid otherwise economically desirable transactions.

During 2004 and 2005, we identified three significant deficiencies in our internal control over financial reporting. If we were to discover other significant deficiencies in the future, including at any recently acquired entity, it may affect adversely our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect our ability to remain listed with the New York Stock Exchange or the market price of our depositary units.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have discovered two significant deficiencies in internal controls at the Holding Company and one of a subsidiary as defined under interim standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Throughout 2005, we implemented processes to address a significant deficiency in our consolidation process reported by management in 2004 during its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting.

During the third quarter of 2005, we identified a significant deficiency related to our periodic reconciliation, review and analysis of investment accounts. This significant deficiency arose from a lack of monitoring and review controls. We have engaged additional resources and enhanced our treasury function to provide what we believe is the appropriate level of control.

During the fourth quarter of 2005, National Energy Group’s management identified a significant deficiency related to the lack of a detailed review of the assumptions utilized in the determination of its deferred tax asset valuation allowance. National Energy Group has implemented procedures to verify the detailed review of the tax provision by its third party tax advisor including verification of the review and validation of all assumptions used in the determination of the deferred tax asset valuation allowance. Neither WPI nor Atlantic Coast has completed its review of internal control over financial reporting.

To the extent that any material weakness or significant deficiency exists in our or our consolidated subsidiaries internal control over financial reporting, such deficiencies may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, which could affect our ability to remain listed with the New York Stock Exchange. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our depositary units or the rating of our debt.

Risks Related to our Businesses

General

In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the continued threat of terrorism;

•	economic downturn;

•	loss of any of our or our subsidiaries key personnel;

•	the availability, as needed, of additional financing; and

•	the continued availability of insurance at acceptable rates.

Oil & Gas

Oil and gas prices are volatile. A decrease in oil and natural gas prices could have a material adverse effect on our business, financial condition, cash flows or results of operations.

A substantial decline in the prices NEG Oil & Gas receives for our oil and gas production would have a material adverse effect on NEG Oil & Gas, as our future financial condition, revenues, results of operations, cash flows, rate of growth and the carrying value of our oil and gas properties depend primarily upon those prices. For example, changes in the prices we receive for oil and gas could affect our ability to finance capital expenditures, make acquisitions, pay dividends, borrow money and satisfy our financial obligations. In addition, declines in prices could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect on our reserves. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, prices have been volatile and are likely to continue to be volatile in the future, especially given current world geopolitical conditions. The prices of oil and gas are affected by a variety of other factors that are beyond our control, including:

•	changes in global supply and demand for oil and natural gas;

•	commodity processing, gathering and transportation availability;

•	actions of the Organization of Petroleum Exporting Countries;

•	domestic and foreign governmental regulations and taxes;

•	domestic and foreign political conditions, including embargoes, affecting oil-producing activity;

•	the level of global oil and natural gas exploration activity and inventories;

•	the price and availability of domestic and imported oil and natural gas;

•	the price, availability and consumer acceptance of alternative fuel sources;

•	the availability of refining capacity;

•	technological advances affecting energy consumption;

•	weather conditions;

•	financial and commercial market uncertainty;

•	worldwide economic conditions; and

•	disruptions as a result of natural calamities.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and gas price movements. Our production is weighted toward natural gas, making earnings and cash flow more sensitive to natural gas price fluctuations.

Estimating our reserves, production and future net cash flow is difficult to do with any certainty.

The reserve data included in this annual report on Form 10-K represent estimates only. Estimating quantities of proved oil and gas reserves is a complex process that requires interpretations of available technical data and various estimates, including estimates based upon assumptions relating to economic factors, including future commodity prices, production costs, production and ad valorem taxes and availability of capital, estimates of required capital expenditures and workover and remedial costs, and the assumed effect of governmental regulation. In addition, there are numerous uncertainties about when reserves may be classified as proved as opposed to possible or probable. Furthermore, actual results will vary from our estimates and such variances may be significant.

At December 31, 2005, 50% of the estimated proved reserves for NEG Oil & Gas were proved undeveloped and 8% were proved developed non-producing. Estimates of proved undeveloped reserves and proved developed non-producing reserves are almost always based on analogy to existing wells instead of the performance data used to estimate producing reserves. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. Revenues from estimated proved developed non-producing reserves will not be realized until some time in the future, if at all. The reserve data assumes that we will be required to make significant capital expenditures to develop its reserves. Although we have prepared estimates of our reserves and the costs associated with these reserves in accordance with industry standards, these estimates may not be accurate, development may not occur as scheduled and actual results may not be as estimated.

Prospects that we decide to drill may not yield gas or oil in commercially viable quantities.

We describe some of our current prospects and plans to explore those prospects in this annual report on Form 10-K. A prospect is a property on which NEG Oil & Gas has identified what our geoscientists believe, based on available seismic and geological information, to be indications of gas or oil. NEG Oil & Gas’ prospects are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require substantial additional seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable NEG Oil & Gas to know conclusively prior to drilling and testing whether gas or oil will be present or, if present, whether gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. From January 1, 2003 through December 31, 2005, NEG Oil & Gas participated in drilling a total of 279 gross wells, of which 25 have been identified as dry holes. If we drill additional wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business.

Our Oil & Gas business involves significant operating risks.

Our operations are subject to all the risks normally incident to the operation and development of oil and natural gas properties and the drilling of oil and gas wells, including:

•	well blowouts;

•	craterings and explosions;

•	pipe failures and ruptures;

•	pipeline accidents and failures;

•	casing collapses;

•	unexpected formations or pressures;

•	fires;

•	mechanical and operational problems that affect production;

•	formations with abnormal pressures;

•	uncontrollable flows of oil, natural gas, brine or well fluids; and

•	releases of contaminants into the environment, including groundwater contamination.

In addition to lost production and increased costs, these hazards could cause serious injuries, fatalities, contamination or property damage for which NEG Oil & Gas could be held responsible. The potential consequences of these hazards are particularly severe for NEG Oil & Gas because a significant portion of our operations are conducted offshore and in other environmentally sensitive areas. While NEG Oil & Gas maintains insurance against many of these risks, we do not maintain insurance in amounts that cover all of the losses to which we may be subject, and the insurance we have may not continue to be available on acceptable terms. The occurrence of an uninsured or underinsured loss could result in significant costs that could have a material adverse effect on our financial condition and operations.

The marketability of our production is dependent upon gathering systems, transportation facilities and processing facilities that we do not control.

Market conditions and the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of pipelines, gas gathering systems, transportation barges and processing facilities owned by third parties. We do not control these facilities and they may not be available to us in the future. Alternative delivery methods could be either prohibitively expensive or available only after a period of delay, if at all.

Any significant change in relationships with third party operators or market factors affecting operator of any third-party transportation and processing facilities NEG Oil & Gas uses could adversely impact its ability to deliver to market the oil and natural gas we produce and thereby cause a significant interruption in our operations. These are risks for which NEG Oil & Gas generally does not maintain insurance. Accordingly, our financial condition and results of operations would be adversely affected if one or more transportation, gathering or processing facility, became unavailable or otherwise unable to provide services.

Commodity price risk management activities may limit future revenues from price increases and result in financial losses or reduce its income.

To reduce exposure to fluctuations in the prices of oil and gas, NEG Oil & Gas enters into derivative contracts with respect to a substantial portion of its oil and gas production. Its revolving credit facility currently permits us to use derivatives for up to 80% of the expected volumes associated with proved developed producing reserves. Derivative contracts expose us to risk of financial loss in some circumstances, including when:

•	production is less than expected;

•	a counterparty to a derivative contract fails to perform under the contract;

•	there is a change in the expected differential between the underlying price in the derivative contract and actual prices received; or

•	there is a sudden, unexpected event that materially impacts oil or natural gas prices.

Total net realized losses on derivative instruments included in the oil and gas revenues for NEG Oil & Gas were $51.3 million in 2005 and $16.6 million in 2004. In addition, rising oil and gas prices caused us to incur unrealized commodity derivative losses of $69.3 million in 2005. These unrealized losses resulted because we do not elect hedge accounting treatment for our derivative positions. Changes in the fair market value of the derivative positions were therefore required to be recognized in our statement of operations.

NEG Oil & Gas may incur realized and unrealized losses of this type in the future. Derivative contracts may also limit the benefit we would otherwise receive from increases in the prices for oil and gas. Oil and gas revenues may continue to experience significant volatility in the future due to changes in the fair value of the derivative contracts. The prices NEG Oil & Gas receives for our oil and gas production affect its:

•	cash flow available for capital expenditures:

•	ability to borrow and raise additional capital;

•	quantity of oil and natural gas it can produce;

•	quantity of oil and gas reserves; and

•	operating results for oil and natural gas activities.

NEG Oil & Gas generally enters into derivative contracts for a substantial portion of our expected future oil and gas production to reduce our exposure to commodity price decreases. Changes in the fair value of our derivatives contracts have a direct effect on our revenue.

NEG Oil & Gas has used cost-free collars and options to put products to a purchaser at a specified price, or floor. In these transactions, NEG Oil & Gas will usually have the option to receive from the counterparty to the derivative contracts a specified price or the excess of a specified price over a floating marketing price. If the floating price exceeds the fixed price, the party to the derivative contract is required to pay the counterparty all or a portion of these differences multiplied by the quantity subject to the derivative contract.

As of December 31, 2005, NEG Oil & Gas was not a party to any derivative contracts that require an initial deposit of cash collateral. However, its working capital could be impacted in the future if it enters into derivative arrangements that require cash collateral and commodity prices subsequently change in a manner adverse to us. Further, the obligation to post cash or other collateral could, if imposed, adversely affect our liquidity.

We may experience difficulty finding and acquiring additional reserves and may be unable to compensate for the depletion of proved reserves.

The future success and growth of our operations depend upon the ability of NEG Oil & Gas to find or acquire additional economically recoverable oil and gas reserves. Except to the extent that it conducts successful exploration or development activities or acquires properties containing proved reserves, our proved reserves will generally decline as they are produced. The decline rate varies depending upon reservoir characteristics and other factors. Future oil and gas reserves and production, and, therefore, cash flow and income will be highly dependent upon the level of success in exploiting current reserves and acquiring or finding additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is not sufficient and external sources of capital become limited or unavailable, the ability to make the necessary capital investments to maintain or expand our asset base of oil and gas reserves could be impaired. Development projects and acquisition activities may not result in additional reserves. NEG Oil & Gas may not have success drilling productive wells at economic returns sufficient to replace our current and future production and reserves which we acquire may contain undetected problems or issues that did not initially appear to be significant to us.

Shortages of oil field equipment, services and qualified personnel could reduce our cash flow and adversely affect the results of operations of NEG Oil & Gas.

The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry can fluctuate significantly, often in correlation with oil and natural gas prices, causing periodic shortages. Historically, there have been shortages of drilling rigs and other oil field equipment as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher oil and natural gas prices generally stimulate demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and service. It is beyond the control and ability of NEG Oil & Gas to predict whether these conditions will exist in the future and, if so, what their timing and duration will be. These types of shortages or price increases could significantly decrease the profit margin, cash flow and operating results, or restrict our ability to drill the wells and conduct the operations which we currently have planned and budgeted.

Oil and gas exploration, exploitation and development activities may not be successful.

Exploration, exploitation and development activities are subject to many risks. For example, we cannot assure you that new wells drilled by NEG Oil & Gas will be productive or that NEG Oil & Gas will recover all or any portion of its investment in such wells. Drilling for oil and gas often involves unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient oil or gas to return a profit at then-realized prices after deducting drilling, operating and other costs. The seismic data and other technologies that are used do not allow NEG Oil & Gas to know conclusively prior to drilling a well that oil or gas is present or that it can be produced economically. The cost of exploration, exploitation and development activities is subject to numerous uncertainties beyond our control, and cost factors can adversely affect the economics of a project. Further, our development activities may be curtailed, delayed or canceled as a result of numerous factors, including:

•	title problems;

•	problems in delivery of our oil and natural gas to market;

•	pressure or irregularities in geological formations;

•	equipment failures or accidents;

•	shortages of, or delays in obtaining, equipment or qualified personnel;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	compliance with environmental and other governmental requirements; and

•	costs of, or shortages or delays in the availability of, drilling rigs, equipment and services.

Our acquisition activities may not be successful.

NEG Oil & Gas intends to acquire additional oil and gas properties, or businesses that own or operate such properties, when attractive opportunities arise. NEG Oil & Gas may not be able to identify suitable acquisition opportunities. If NEG Oil & Gas does identify an appropriate acquisition candidate, it may be unable to negotiate mutually acceptable terms with the seller or finance the acquisition. As a result of recent increases in oil and gas prices, acquisition prices also have increased, potentially making it more difficult for us to identify and complete acquisitions suitable for us. If NEG Oil & Gas is unable to complete suitable acquisitions, it will be more difficult to replace reserves. In addition, successfully completed acquisitions involve a number of risks, including:

•	unexpected losses of key employees, customers and suppliers of an acquired business;

•	difficulties in conforming the financial, technical and management standards, processes, procedures and controls of the acquired business with those of our existing operations; and

•	diversion of management and other resources.

Moreover, the success of any acquisition will depend on a variety of factors, including the ability of NEG Oil & Gas to accurately assess the reserves associated with the property, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. These assessments are necessarily inexact. As a result, it may not recover the purchase price of a property from the sale of production from the property or recognize an acceptable return from such sales. The risks normally associated with acquisitions are heightened in the current environment, as market prices of oil and gas properties are generally high compared to historical norms and could continue to rise. In addition, NEG Oil & Gas may face greater risks if we acquire properties in areas where we may be less familiar with operating, regulatory and other issues specific to those areas.

We may not be able to compete successfully in the future with respect to acquiring prospective reserves, developing reserves, marketing its production, attracting and retaining quality personnel, implementing new technologies and raising additional capital.

NEG Oil & Gas operates in a competitive environment for acquiring properties, marketing oil and gas, integrating new technologies and employing skilled personnel. Many of its competitors possess and employ substantially greater financial, technical and personnel resources. Those companies may be willing and able to pay more for producing oil and natural gas properties and prospects than the financial resources of NEG Oil & Gas permits, and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects. Competitors may also enjoy technological advantages over us and may be able to implement new technologies more rapidly. Additionally, there is substantial competition for capital available for investment in the oil and natural gas industry.

We cannot control activities on properties we do not operate. If NEG Oil & Gas is not able to fund required capital expenditures with respect to non-operated properties, it may result in a reduction or forfeiture of the interests of NEG Oil & Gas in those properties.

Other companies operated approximately 41% of the value of our proved reserves as of December 31, 2005. NEG Oil & Gas has limited ability to exercise influence over operations for these properties or their associated costs. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital with respect to exploration, exploitation, development or acquisition activities. The success and timing of exploration, exploitation and development activities on properties operated by others depend upon a number of factors that may be outside our control including:

•	the timing and amount of capital expenditures;

•	the operator’s expertise and financial resources;

•	approval of other participants in drilling wells; and

•	selection of technology.

Where we are not the majority owner or operator of a particular oil and natural gas project, we may have no control over the timing or amount of capital expenditures associated with the project. If we are not willing and able to fund required capital expenditures relating to a project when required by the majority owner or operator, our interests in the project may be reduced or forfeited.

Our activities are subject to complex laws and regulations, including environmental laws and regulations, that can adversely affect the cost, manner and feasibility of doing business.

Operations and facilities of NEG Oil & Gas are subject to extensive federal, state and local laws and regulations relating to exploration for, and the exploitation, development, production and transportation of, oil and gas, including environmental and safety matters. In addition, certain laws impose strict liability for the costs of remediating contamination at properties that NEG Oil & Gas owns or operates or where wastes generated by our operations have been disposed, regardless of whether such disposal was lawful at the time that it occurred. Applicable laws and regulations include those relating to:

•	land use restrictions where many of our operations are located;

•	drilling bonds and other financial responsibility requirements;

•	spacing of wells;

•	emissions into the air;

•	unitization and pooling of properties;

•	habitat and endangered species protection, reclamation and remediation;

•	the containment and disposal of hazardous substances, oil field waste and other waste materials;

•	the use of underground storage tanks;

•	the use of underground injection wells, which affects the disposal of water and other produced liquids from our wells;

•	safety precautions;

•	the prevention of oil spills;

•	releases of contaminants into the environment;

•	wetlands protection;

•	the closure of exploration and production facilities; and

•	operational reporting requirements.

Under these laws and regulations, NEG Oil & Gas could be liable for:

•	governmental sanctions, such as fines, penalties, and injunctive relief;

•	property and natural resource damages;

•	releases or discharges of hazardous materials;

•	well reclamation costs;

•	oil spill clean-up costs;

•	other remediation and clean-up costs;

•	plugging and abandonment costs, which may be particularly high in the case of offshore facilities;

•	personal injuries; and

•	other environmental damages.

Although NEG Oil & Gas believes it is in substantial compliance with all applicable environmental laws and regulations and that its liabilities are not material, we cannot be certain that existing environmental laws or regulations applicable to our operations, as currently interpreted or reinterpreted in the future, or future laws or regulations, will not harm our business, results of operations and financial condition.

Some environmental laws and regulations impose strict liability. Strict liability means that in some situations NEG Oil & Gas could be exposed to liability for clean-up costs and other damages as a result of conduct that was lawful at the time it occurred or for the conduct of prior operators or other third parties. In addition, we may be required to make large and unanticipated capital expenditures to comply with applicable laws and regulations, for example by installing and maintaining pollution control devices. Similarly, plugging and abandonment obligations will be substantial and may be more than NEG Oil & Gas has estimated. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters, but they may be material. In addition, our operations could be adversely affected by federal and state laws that require environmental impact studies to be conducted before governmental authorities can take certain actions, including, in some cases, the issuance of permits to us. Environmental risks generally are not fully insurable.

We may be required to write down the carrying value of our properties.

Under full cost accounting rules, NEG Oil & Gas may be required to write down the carrying value of properties when oil and gas prices decrease or when there are substantial downward adjustments of estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration results. NEG Oil & Gas uses the full cost method of accounting for oil and gas exploitation, development and exploration activities. Under full cost accounting rules, NEG Oil & Gas performs a “ceiling test.” This test is an impairment test and generally establishes a maximum, or “ceiling,” of the book value of oil and gas properties that is equal to the expected after-tax present value of the future net cash flows from proved reserves, including the effect of cash flow hedges, calculated using prevailing prices on the last day of the relevant period. If the net book value of properties, reduced by any related net deferred income tax liability, exceeds the ceiling, NEG Oil & Gas writes down the book value of the properties. Depending on the magnitude of any future impairments, a ceiling test write down could significantly reduce NEG Oil & Gas’ income or produce a loss. Ceiling test computations use commodity prices prevailing on the last day of the relevant period, making it impossible to predict the timing and magnitude of any future write downs. To the extent finding and development costs increase, NEG Oil & Gas will become more susceptible to ceiling test write downs in low price environments.

Changes in the financial condition of any of our large oil and gas purchasers could make it difficult to collect amounts due from those purchasers.

For 2005, 68% of our oil and natural gas revenues were generated from sales to six purchasers. A material adverse change in the financial conditions of any these purchasers could adversely impact future revenues and our ability to collect current accounts receivable from such purchasers. Additionally, the loss of any of these purchasers could have an adverse impact on our revenues.

Gaming

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

The sale of alcoholic beverages at our Gaming properties is subject to licensing and regulation by local authorities. Any limitation, condition, suspension or revocation of any such license, and any disciplinary action may, and revocation would, reduce the number of visitors to our casinos to the extent the availability of alcoholic beverages is important to them. Any reduction in our number of visitors will reduce our revenue and cash flow.

Rising operating costs for our gaming properties could have a negative impact on our profitability.

The operating expenses associated with our gaming properties could increase due to some of the following factors:

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may reduce our profitability;

•	our Nevada properties use significant amounts of water and a water shortage may adversely affect our operations;

•	some of our employees are covered by collective bargaining agreements and we may incur higher costs or work slow-downs or stoppages due to union activities; and

•	our reliance on slot machine revenues and the concentration of manufacturing of slot machines in certain companies could impose additional costs on us.

We face substantial competition in the gaming industry.

The Gaming industry in general, and the markets in which we compete in particular, are highly competitive:

•	we compete with many world class destination resorts with greater name recognition, different attractions, amenities and entertainment options;

•	we compete with the continued growth of gaming on Native American tribal lands;

•	the existence of legalized gambling in other jurisdictions may reduce the number of visitors to our properties;

•	certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers; and

•	our properties also compete and will in the future compete with all forms of legalized gambling.

Many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We may not be able to compete effectively with our competitors and we may lose market share, which could reduce our revenue and cash flow.

Our acquisition of the Flamingo in Laughlin, Nevada and the Traymore site in Atlantic City, New Jersey may not be successful.

Our subsidiary, AREP Gaming LLC, through its subsidiaries, AREP Laughlin Corporation and AREP Boardwalk LLC, has entered into an agreement to purchase the Flamingo Hotel & Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey, formerly known as the Traymore site, from Harrah’s Entertainment for an aggregate purchase price of $170.0 million. AREP Gaming intends to assign the rights to acquire the Flamingo to ACEP. The acquisition of the Flamingo is subject to the satisfaction of several conditions, including obtaining approval of Nevada gaming authorities and we cannot be certain that the condition will be satisfied. We anticipate that payment of the acquisition price will be made from a combination of ACEP’s available cash and borrowing under its senior secured revolving facility. This will reduce cash that otherwise would be available for other purposes and will require additional borrowing by ACEP. It may be some time before we recover our investment in the Flamingo, if we succeed in doing so at all.

In addition, ACEP currently plans to spend approximately $40.0 million through 2008 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Flamingo. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company. We may not successfully manage and integrate the Flamingo’s operations with ours. The benefits from the acquisition of the Flamingo are based on projections and assumptions related to our program to upgrade and refurbish the facilities, as well as recent results. As a result, we cannot be certain that we will realize the anticipated benefits.

We will acquire the Atlantic City property through AREP Gaming’s direct subsidiary, AREP Boardwalk. We are seeking financing for the acquisition but cannot guarantee that financing will be available, or that it will be on favorable terms and we may be required to fund the purchase from available cash. The property is largely undeveloped and produces little income. During the development process we will incur substantial costs which will not be recouped unless and until the property becomes income-producing. Development is subject to a variety of governmental approvals, including NJCAA and New Jersey Commission approval should we elect to locate a casino on the site. We cannot be certain that the property will be developed successfully.

The Sands has recently incurred operating losses which could result in our determining that, for financial reporting purposes, our investment has been impaired.

During 2005, The Sands incurred an operating loss relating to its operations. Although The Sands continues to generate positive cash flow, if The Sands continues to incur losses we may conclude that, for financial reporting purposes, our investment is impaired. If, as a result, we were to write-off our investment, it could adversely affect our results.

Creditors of GBH have indicated that they intend to challenge the transactions consummated in July 2004, which, among other things resulted in the transfer of The Sands to ACE Gaming, and intend to attempt to subordinate our claims against GBH Holdings to those of other creditors.

We own approximately 77.5% of GBH’s outstanding common stock. GBH’s principal asset is 41.7% of the common stock of Atlantic Coast. On September 29, 2005, GBH filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, we determined that we no longer control GBH under applicable accounting rules and have deconsolidated our investment for financial reporting purposes. Creditors of GBH have indicated that they intend to challenge the transactions in July 2004 that, among other things, resulted in the transfer of The Sands to ACE Gaming, the exchange certain of GBH’s notes for 3% senior secured convertible notes of Atlantic Coast, and, ultimately, our owning 58.3% of the Atlantic Coast shares. The creditors also have indicated that, if they succeed in challenging these transactions, they intend to seek to rescind the July 2004 transactions and attempt to equitably subordinate, in bankruptcy, AREP’s claims against GBH to the claims of such creditors. If such a suit is brought we intend to vigorously defend AREP and its subsidiaries against such claims, however we cannot predict the outcome of the litigation.

Real Estate Operations

Our investment in property development may be more costly than anticipated.

We have invested and expect to continue to invest in unentitled land, undeveloped land and distressed development properties. These properties involve more risk than properties on which development has been completed. Unentitled land may not be approved for development. These investments do not generate any operating revenue, while costs are incurred to obtain government approvals and develop the properties. Construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond our control could occur. We will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income-producing assets.

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

Home Fashion

A recent court order may result in our ownership of WPI being reduced to less than 50%. Uncertainties arising from this decision may adversely affect WPI’s operations and prospects and the value of our investment in it.

In November and December, 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al.. and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of West Point Stevens. We filed a petition for a writ of mandamus requesting that the U.S. Court of Appeals review the District Court’s decision which was denied. Proceedings will continue in the bankruptcy court. See Item 3. Legal Proceedings.

Depending on the implementation of any changes to the bankruptcy court’s order, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50%, which could result in our losing control of WPI. In addition, if we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it.

In addition, we consolidated the results and balance sheet of WPI as of December 31, 2005 and for the period from the date of acquisition through December 31, 2005. If we were to own less than 50% of the outstanding common stock and lose control of WPI, we would no longer consolidate it and our financial statements could be materially different than as presented as of December 31, 2005 and for the year then ended.

WPI recently acquired its business from the former owners through bankruptcy proceedings. We cannot assure you that it will be able to operate profitably.

WPI acquired the assets of WestPoint Stevens as part of its bankruptcy proceedings. Certain of the issues that contributed to WestPoint Stevens’ filing for bankruptcy, such as intense industry competition, the inability to produce goods at a cost competitive with overseas suppliers, the increasing prevalence of direct sourcing by principal customers and continued incurrence of overhead costs associated with an enterprise larger than the current business can profitably support, continue to exist and may continue to affect WPI’s business operations and financial condition adversely. In addition, during the protracted bankruptcy proceedings of WestPoint Stevens, several of its customers reduced the volume of business done with WestPoint Stevens. We have installed new management to address these issues, but we cannot assure you that new management will be effective. In the first two months of 2006, the Home Fashion segment experienced an increased rate of negative cash flow from operations. Such negative cash flow was principally due to restructuring actions that had been delayed and which took place in the first two months of 2006. We expect that WPI will continue to operate at a loss during 2006 and 2007, and we cannot assure you that it will be able to operate profitably in the future.

WPI may not be able to secure additional financing to meet its future needs.

Other than the credit facility provided by AREH which matures on August 7, 2006, WPI has not yet obtained any additional credit facilities and we cannot assure you that it will be able to do so on terms that are acceptable to it. Moreover, the pending litigation relating to the ownership of WPI has hindered the consummation of the rights offering pursuant to which WPI was to raise $92 million in incremental equity and there can be no assurance as to when or if such offering will occur and whether AREP will remain obligated to purchase any additional shares pursuant thereto. In addition, we have not yet ascertained the full extent to which additional capital will be required to retain WPI’s customers and make investments required to attain a competitive cost structure. As a result, we cannot assure you that WPI will be able to obtain the capital that will be required to continue operations or to repay amounts due under the AREH credit facility.

From time to time, WPI may explore additional financing methods and other means to make needed investments. Such financing methods could include stock issuance or debt financing. If WPI’s business does not improve, it is likely that this financing would be available, if at all, only on terms that are not advantageous and potentially highly dilutive to existing stockholders of WPI.

The loss of any of WPI’s large customers could have an adverse effect on WPI’s business.

During 2005 and 2004, WPI’s six largest customers accounted for approximately 51% of its net sales (including net sales by WestPoint Stevens). WPI has experienced a significant decline in net sales to one of its largest customers. Sales to this customer have declined from $202.4 million for 2004 to $51.5 million for 2005 (including net sales by WestPoint Stevens). In addition, many other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPI’s largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon its business, which could be material.

A portion of WPI’s sales are derived from licensed designer brands. The loss of a significant license could have an adverse effect on WPI’s business.

A portion of WPI’s sales is derived from licensed designer brands. The license agreements for WPI’s designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that sales thresholds set forth in the license agreements are met. The loss of a significant license could have an adverse effect upon WPI’s business, which effect could be material. Under certain circumstances, these licenses can be terminated without WPI’s consent due to circumstances beyond WPI’s control.

A shortage of the principal raw materials WPI uses to manufacture its products could force WPI to pay more for those materials and, possibly, cause WPI to increase its prices, which could have an adverse effect on WPI’s operations.

Any shortage in the raw materials WPI uses to manufacture its products could adversely affect its operations. The principal raw materials that WPI uses in the manufacture of its products are cotton of various grades and staple lengths and polyester and nylon in staple and filament form. Since cotton is an agricultural product, its supply and quality are subject to weather patterns, disease and other factors. The price of cotton is also influenced by supply and demand considerations, both domestically and worldwide, and by the cost of polyester. Although WPI has been able to acquire sufficient quantities of cotton for its operations in the past, any shortage in the cotton supply by reason of weather patterns, disease or other factors, or a significant increase in the price of cotton, could adversely affect its operations. The price of man-made fibers, such as polyester and nylon, is influenced by demand, manufacturing capacity and costs, petroleum prices, cotton prices and the cost of polymers used in producing these fibers. In particular, the effect of increased energy prices may have a direct impact upon the cost of dye and chemicals, polyester and other synthetic fibers. Any significant prolonged petrochemical shortages could significantly affect the availability of man-made fibers and could cause a substantial increase in demand for cotton. This could result in decreased availability of cotton and possibly increased prices and could adversely affect WPI’s operations.

The home fashion industry is highly competitive and WPI’s success depends on WPI’s ability to compete effectively in the market.

The home fashion industry is highly competitive. WPI’s future success will, to a large extent, depend on its ability to remain a low-cost producer and to remain competitive. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality and customer service. In the home fashion market, WPI competes with many companies, the largest of which is Springs Global US, Inc., a company formed by the merger of Coteminas S.A., a major Brazilian textile producer, with Springs Industries, Inc. WPI’s future success depends on its ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. We cannot assure you of WPI’s ability to compete effectively in any of these areas. Any failure to compete effectively could adversely affect WPI’s sales and, accordingly, its operations. Additionally, the easing of trade restrictions over time has led to growing competition from low priced products imported from Asia and Latin America. The lifting of import quotas in 2005 has accelerated the loss of WPI’s market share. There can be no assurance that the foreign competition will not grow to a level that could have an adverse effect upon WPI ’s ability to compete effectively.

WPI intends to increase the percentage of its products that are made overseas. There is no assurance that WPI will be successful in obtaining goods of sufficient quality on a timely basis and on advantageous terms. WPI will be subject to additional risks relating to doing business overseas.

WPI intends to increase the percentage of its products that are made overseas and may face additional risks associated with these efforts. Adverse factors that WPI may encounter include:

•	challenges caused by distance;

•	language and cultural differences;

•	legal and regulatory restrictions;

•	the difficulty of enforcing agreements with overseas suppliers;

•	currency exchange rate fluctuations;

•	political and economic instability;

•	potential adverse tax consequences; and

•	higher costs associated with doing business internationally.

There has been consolidation of retailers of WPI’s products that may reduce its profitability.

Retailers of consumer goods have become fewer and more powerful over time. As buying power has become more concentrated, pricing pressure on vendors has grown. With the ability to buy imported products directly from foreign sources, retailers’ pricing leverage has increased and also allowed for growth in private label brands that displace and compete with WPI proprietary brands. Retailers’ pricing leverage has resulted in a decline in WPI’s unit pricing and margins and resulted in a shift in product mix to more private label programs. If WPI is unable to diminish the decline in its pricing and margins, it may not be able to achieve or maintain profitability.

WPI is subject to various federal, state and local environmental and health and safety laws and regulations. If it does not comply with these regulations, it may incur significant costs in the future to become compliant.

WPI is subject to various federal, state and local laws and regulations governing, among other things, the discharge, storage, handling, usage and disposal of a variety of hazardous and non-hazardous substances and wastes used in, or resulting from, its operations, including potential remediation obligations under those laws and regulations. WPI’s operations are also governed by federal, state and local laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and which regulate chemical, physical and ergonomic hazards in the workplace. Consumer product safety laws, regulations and standards at the federal and state level govern the manufacture and sale of products by WPI. Although WPI does not expect that compliance with any of these laws and regulations will adversely affect its operations, we cannot assure you that regulatory requirements will not become more stringent in the future or that WPI will not incur significant costs to comply with those requirements.

Investments

We may not be able to identify suitable investments, and our investments may not result in favorable returns or may result in losses.

Our partnership agreement allows us to take advantage of investment opportunities we believe exist outside of our operating businesses. The equity securities in which we may invest may include common stocks, preferred stocks and securities convertible into common stocks, as well as warrants to purchase these securities. The debt securities in which we may invest may include bonds, debentures, notes, or non-rated mortgage-related securities, municipal obligations, bank debt and mezzanine loans. Certain of these securities may include lower rated or non-rated securities which may provide the potential for higher yields and therefore may entail higher risk and may include the securities of bankrupt or distressed companies. In addition, we may engage in various investment techniques, including derivatives, options and futures transactions, foreign currency transactions, “short” sales and leveraging for either hedging or other purposes. We may concentrate our activities by owning a significant or controlling interest in certain investments. We may not be successful in finding suitable opportunities to invest our cash and our strategy of investing in undervalued assets may expose us to numerous risks.

Our investments may be subject to significant uncertainties.

•	Our investments may not be successful for many reasons including, but not limited to:

•	fluctuation of interest rates;

•	lack of control in minority investments;

•	worsening of general economic and market conditions;

•	lack of diversification;

•	fluctuation of U.S. dollar exchange rates; and

•	adverse legal and regulatory developments that may affect particular businesses.

We also have engaged in a “short” sale which has, to date, and in the future could result in significant unrealized and realized losses.

Item 1B.  Unresolved Staff Comments.

There are no unresolved SEC staff comments.

Item 2.	Properties.

Oil & Gas

Productive Wells

The following table sets forth our interests in productive wells, by principal area of operation, as of December 31, 2005.

	Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net

Area:
West Texas	164	159.6	174	67.1	338	226.7
East Texas	3	2.7	104	100.3	107	103.0
Gulf Coast	31	20.2	98	68.7	129	88.9
Gulf of Mexico	28	15.7	27	8.7	55	24.4
Other	39	12.5	210	97.2	249	109.7

Total	265	210.7	613	342.0	878	552.7

Leasehold Acreage

The following table shows the approximate gross and net acres in which we had a leasehold interest, by principal area of operation, as of December 31, 2005.

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net(1)

Area:
West Texas	31,200	15,900	108,900	26,400
East Texas	14,500	13,800	7,000	5,600
Gulf Coast	32,300	17,600	21,300	12,200
Gulf of Mexico	53,600	28,900	—	—
Other	70,500	36,900	—	—

Total	202,100	113,100	137,200	44,200

(1)	Includes 13,260, 7,333 and 8,050 net acres with leases expiring during 2006, 2007 and 2008, respectively.

NEG Oil & Gas acquires a leasehold interest in the properties explored. The leases grant the lessee the right to explore for and extract oil and gas from a specified area. Lease rentals usually consist of a fixed annual charge made prior to obtaining production. Once production has been established, a royalty is paid to the lessor based upon the gross proceeds from the sale of oil and gas. Once wells are drilled, a lease generally continues as long as production of oil and gas continues. In some cases, leases may be acquired in exchange for a commitment to drill or finance the drilling of a specified number of wells to predetermined depths.

Substantially all of NEG Oil & Gas’ producing oil and gas properties are located on leases held for an indeterminate number of years as long as production is maintained. All non-producing acreage is held under leases from mineral owners or a government entity which expire at varying dates. NEG Oil & Gas is obligated to pay annual delay rentals to the lessors of certain properties in order to prevent the leases from terminating.

Gaming

Las Vegas

We own and operate the Stratosphere Casino Hotel & Tower, located in Las Vegas, Nevada, which is centered around the Stratosphere Tower, the tallest free-standing observation tower in the United States. The hotel and entertainment facility has 2,444 rooms and suites, an 80,000 square foot casino and related amenities.

We own Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Arizona Charlie’s Decatur has 258 hotel rooms and a 52,000 square foot casino and related amenities. Arizona Charlie’s Boulder has 303 hotel rooms and a 41,000 square foot casino and related amenities.

Atlantic City

The Sands, located in Atlantic City, New Jersey, contains 620 rooms and suites, an 80,000 square foot casino and related amenities.

Real Estate

Rental Real Estate

As of December 31, 2005, we owned 55 separate real estate assets, excluding our real estate development, hotel and resort operations, hotel and casino operations and real estate assets related to our oil and gas operations. These primarily consist of fee and leasehold interests in 25 states. Most of these properties are net-leased to single corporate tenants. Approximately 84% of these properties are currently net-leased, 6% are operating properties and 10% are vacant.

Real Estate Development

We own, primarily through our subsidiary, Bayswater Development LLC, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development.

Our New Seabury Resort in Cape Cod, Massachusetts, includes land for future residential and commercial development. We have begun construction and sales on the first phase of our approximately 450-unit residential development.

We own the waterfront communities of Grand Harbor and Oak Harbor in Vero Beach, Florida. These communities include properties in various stages of development and we also own 400 acres of developable land to the north of Grand Harbor.

We also own and are developing residential communities in Westchester County, New York and Naples, Florida.

Hotel and Resort Operations

We own the New Seabury resort in Cape Cod, Massachusetts. The resort is comprised of a golf club, with two championship golf courses, the Popponesset Inn, a private beach club, a fitness center and a tennis facility.

We also own three golf courses, a tennis complex, fitness center, beach club and clubhouses and an assisted living facility located adjacent to the Intercoastal Waterway in Vero Beach, Florida.

Home Fashion

WPI’s properties are indirectly owned or leased through its subsidiaries, including owned office space in West Point, Georgia, and Valley, Alabama, and leased office space, including approximately 104,000 square feet in New York City. WPI intends to replace the New York City lease with a lease for reduced space when the New York City lease expires in December 2006. WPI also leases approximately 37,000 square feet elsewhere for other administrative, storage and office space.

WPI owns and utilizes 13 manufacturing facilities located in Alabama, Florida, Maine, North Carolina, and South Carolina which contain in the aggregate approximately 6,100,000 square feet of floor space and leases and utilizes four manufacturing facilities in Alabama, Florida and North Carolina which contain in the aggregate approximately 450,000 square feet of floor space. WPI closed its Fairview towel manufacturing facility in Valley, Alabama on December 31, 2005. This closure brought the number of owned manufacturing facilities to 13. As a result of our increased sourcing efforts, we expect to continue to reduce our domestic capacity.

WPI also owns a chemical plant in Opelika, Alabama containing approximately 43,000 square feet of floor space and operates a fleet of tractors and trailers from a company-owned transportation center in Valley, Alabama containing approximately 40,000 square feet of floor space. In addition, WPI owns a printing facility in West Point, Georgia consisting of approximately 38,000 square feet at which product packaging and labeling are printed.

WPI owns and operates nine distribution centers and warehouses for its operations which contain approximately 3,440,000 square feet of floor space and leases and operates three distribution outlets and warehouses containing approximately 500,000 square feet of floor space. In addition, WPI owns two retail outlet stores and leases 31 other retail stores which range in size from approximately 9,000 square feet to approximately 38,000 square feet.

Item 3.	Legal Proceedings.

We are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

WestPoint Stevens, Inc.

On August 8, 2005, WPI and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens and certain of its subsidiaries pursuant to an asset purchase agreement approved by the United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of West Point Stevens. WestPoint Stevens was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. In consideration for the shares, we paid $219.9 million in cash and received the balance in respect of a portion of the debt of WestPoint Stevens. Pursuant to the asset purchase agreement, rights to subscribe for an additional 10.5 million shares of common stock of WPI at a price of $8.772 per share, or the rights offering are to be allocated among former creditors of WestPoint Stevens. Under the asset purchase agreement and the bankruptcy court order approving the sale, we would receive rights to subscribe for at least 2.5 million of such shares and we agreed to purchase up to an additional 8.0 million shares of common stock to the extent that any rights were not exercised. Accordingly, upon completion of the rights offering and depending upon the extent to which the other holders exercise their subscription rights, we would beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million shares that would be outstanding.

Certain first lien creditors, or the objecting creditors, filed an appeal of the bankruptcy court order approving the sale with the United States District Court for the Southern District of New York. In connection with that appeal certain subscription rights distributed to the second lien creditors at the closing were placed in escrow. On November 16, 2005, the District Court rendered a decision and order in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et. al. which it amended on December 7, 2005.

The District Court concluded, among other things, that provisions of the sale order providing for the satisfaction of the objecting creditor’s claims and the elimination of the liens in their favor by the distribution to them of shares of common stock of WPI were not authorized by applicable law or by the contracts among the parties. The District Court remanded the matter to the Bankruptcy Court for further proceedings consistent with its opinion. The District Court’s decision did not disturb the sale of assets by WestPoint Stevens to WPI.

On February 3, 2006, we filed a request for a stay of the implementation of the District Court’s order with the U.S. Court of Appeals for the Second Circuit and filed a petition for a writ of mandamus requesting that the Court of Appeals review the District Court’s decision and order. The hearing on our petition was held on March 14, 2006 and on March 16, 2006 the Court of Appeals denied the petition. Proceedings will continue in the bankruptcy court.

We currently own approximately 67.7% of the outstanding shares of common stock of WPI. As a result of the decision and order, our percentage of the outstanding shares of common stock of WPI could, in certain circumstances, be reduced to less than 50%.

We are vigorously contesting any changes to the bankruptcy court sale order, however, we cannot predict the outcome of these proceedings or the ultimate impact on WPI’s business operations or prospects or on our investment in WPI.

GBH

On September 29, 2005, GBH filed a voluntary petition for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, we have determined that we no longer control GBH and have deconsolidated our investment effective September 29, 2005. Creditors of GBH have indicated that they intend to challenge the transactions in July 2004 that, among other things, resulted in the transfer of The Sands to ACE Gaming, the exchange of certain of GBH’s notes for 3% senior secured convertible notes of Atlantic Coast, and, ultimately, our owing 58.3% of the Atlantic Coast shares. The creditors also have indicated that, if they succeed in challenging these transactions, they intend to seek to rescind the July 2004 transactions and attempt to equitably subordinate, in bankruptcy, AREP’s claims against GBH to the claims of such creditors. If the creditors bring suit, ACE Gaming and AREP will vigorously defend such action.

Additionally, on September 2, 2005, Robino Stortini Holdings, LLC, or RSH, which claims to own beneficially 1,652,590 shares of common stock of GBH, filed a complaint in the Court of Chancery of the State of Delaware against GBH and the six members of its Board of Directors. Three of the GBH directors include a director and two officers of our general partner. RSH alleges five counts against the defendants and seeks as relief the appointment of a custodian and receiver for GBH and, among other things, a declaration that the director defendants breached their fiduciary duties and an award of unspecified compensatory damages as well as attorneys’ fees and costs. All defendants have moved to dismiss the RSH litigation. While we are not a party to the RSH litigation lawsuit, claims under the RSH litigation may be subject to indemnification by us.

The GBH bankruptcy and the RSH litigation are in their preliminary stages and we cannot predict the outcome of either case or the potential impact on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matter and Issuer Purchases of Equity Securities.

Our depositary units are traded on the New York Stock Exchange, or NYSE, under the symbol “ACP.” The range of high and low sales prices for the depositary units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) for each quarter from January 1, 2004 through December 31, 2005 is as follows:

			Dividends
			per
Quarter Ended:	High	Low	Depositary Unit

March 31, 2004	$17.19	$14.46	$—
June 30, 2004	21.80	15.25	—
September 30, 2004	22.93	18.41	—
December 31, 2004	29.23	20.00	—
March 31, 2005	30.78	25.40	—
June 30, 2005	29.35	26.60	—
September 30, 2005	39.74	28.20	.10
December 31, 2005	39.30	28.70	.10

As of December 31, 2005, there were approximately 9,200 record holders of the depositary units.

There were no repurchases of our depositary units during 2004 or 2005.

Distributions

Distribution Policy and Quarterly Distribution

During 2005, we paid two quarterly distributions, in the third and fourth quarter, to holders of our depositary units. Each distribution was $.10 per depositary unit.

On March 15, 2006, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on its depositary units for the first quarter of 2006 consistent with the distribution policy adopted in 2005. The distribution is payable on April 7, 2006, to depositary unitholders of record at the close of business on March 27, 2006.

The declaration and payment of distributions is reviewed quarterly by our Board of Directors based upon a review of our balance sheet and cash flow, the ratio of current assets to current liabilities, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings without receiving distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the Board of Directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. There can be no assurance as to whether or in what amounts any future distributions might be paid.

As of March 10, 2006 there were 61,856,830 depositary units and 10,800,397 preferred units outstanding. Trading in the preferred units commenced March 31, 1995 on the NYSE under the symbol “ACP-P.” The preferred units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions payable solely in additional preferred units, at a rate of $.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference of the unit) payable annually on March 31 of each year, each referred to as a payment date.

On any payment date, with the approval of our audit committee, we may opt to redeem all, but not less than all, of the preferred units for a price, payable either in all cash or by issuance of additional depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon. On March 31, 2010, we must redeem all, but not less than all, of the preferred units on the same terms as any optional redemption.

On March 31, 2005, we distributed to holders of record of our preferred units as of March 15, 2005, 514,133 additional preferred units. Pursuant to the terms of the preferred units, on February 28, 2006, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 31, 2006 to holders of record as of March 15, 2006. In March 2006, the number of authorized preferred units was increased to 11,400,000.

Each depositary unitholder will be taxed on the unitholder’s allocable share of our taxable income and gains and, with respect to preferred unitholders, accrued guaranteed payments, whether or not any cash is distributed to the unitholder.

Item 6.	Selected Historical Consolidated Financial Data.

The following table summarizes certain of our selected historical consolidated financial data, which you should read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this annual report on Form 10-K. The selected historical consolidated financial data as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003, have each been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this annual report Form 10-K. The selected historical consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 has each been derived from our audited consolidated financial statements at that date and for that period, not contained in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In $000s except unit and per unit)

Total revenues	$1,262,493	$670,276	$576,845	$588,061	$589,293

Income (loss) from continuing operations	$(50,306)	$72,425	$58,458	$42,688	$86,739

Total income from discontinued operations	$23,262	$81,329	$9,962	$6,038	$7,477

Earnings (loss) before cumulative effect of accounting change	$(27,044)	$153,754	$68,420	$48,726	$94,216
Cumulative effect of accounting change	—	—	1,912	—	—

Net earnings (loss)	$(27,044)	$153,754	$70,332	$48,726	$94,216

Net earnings (loss) attributable to:
Limited partners	$(21,640)	$130,850	$51,074	$63,168	$66,668
General partner	(5,404)	22,904	19,258	(14,442)	27,548

Net earnings (loss)	$(27,044)	$153,754	$70,332	$48,726	$94,216

Basic earnings:
Income (loss) from continuing operations	$(0.82)	$1.11	$0.84	$1.14	$1.19
Income from discontinued operations	0.42	1.73	0.21	0.13	0.16

Basic earnings (loss) per LP Unit	$(0.40)	$2.84	$1.05	$1.27	$1.35

Weighted average limited partnership units outstanding	54,085,492	46,098,284	46,098,284	46,098,284	46,098,284

Diluted earnings:
Income (loss) from continuing operations	$(0.82)	$1.09	$0.80	$1.01	$1.07
Income from discontinued operations	0.42	1.55	0.18	0.11	0.12

Diluted earnings (loss) per LP Unit	$(0.40)	$2.64	$0.98	$1.12	$1.19

Weighted average limited partnership units and equivalent partnership units outstanding	54,085,492	51,542,312	54,489,943	56,466,698	55,599,112

Other financial data:
EBITDA(2)	$256,893	$340,034	$171,806	$149,499	$155,518
Adjusted EBITDA(2)	$326,147	$349,213	$174,420	$153,107	$160,882
Cash dividends declared (per unit)	$.20	—	—	—	—

	2005	2004	2003	2002(1)	2001(1)
	(in $000s)

Balance sheet data:
Cash and cash equivalents	$576,123	$806,309	$553,224	$145,195	$219,644
Investments	836,663	350,527	167,727	395,495	319,882
Property, plant and equipment, net	1,635,238	1,263,852	1,115,983	1,074,515	1,001,387
Total assets	3,966,462	2,861,153	2,156,892	2,002,493	2,032,297
Long term debt (including current portion)	1,435,821	759,807	374,421	435,675	530,745
Liability for preferred limited partnership units(1)	112,067	106,731	101,649	—	—
Partners’ equity	1,498,449	1,641,755	1,527,396	1,387,253	1,301,810

(1)	On July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant to SFAS 150, our preferred units, which are an unconditional obligation, have been reclassified from “Partners equity” to a liability account in the consolidated balance sheets.

(2)	EBITDA represents earnings before interest expense, income tax (benefit) expense and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the effect of unrealized losses or gains on derivative contracts. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies issuing debt, many of which present EBITDA and Adjusted EBITDA when reporting their results. We present EBITDA and Adjusted EBITDA on a consolidated basis. However, we conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our senior notes or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under generally accepted accounting principles, or GAAP. For example, EBITDA and Adjusted EBITDA:

•	do not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	do not reflect changes in, or cash requirements for, our working capital needs; and

•	do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts.

Although depreciation, depletion and amortization are non-cash charges, the assets being depreciated, depleted or amortized often will have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. Other companies in the industries in which we operate may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. In addition, EBITDA and Adjusted EBITDA do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as an alternative to net earnings, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.

The following table reconciles net earnings (loss) to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in $000s):

	Year Ended December 31,
	2005	2004	2003	2002	2001

Net (loss) earnings	$(27,044)	$153,754	$70,332	$48,726	$94,216
Interest expense	104,014	62,183	38,865	37,204	44,336
Income tax expense (benefit)	21,092	18,312	(15,792)	10,880	(25,609)
Depreciation, depletion and amortization	158,581	105,785	78,401	52,689	42,575

EBITDA	256,643	340,034	171,806	149,499	155,518

Unrealized losses on derivative contracts	69,254	9,179	2,614	3,608	5,364

Adjusted EBITDA	$325,897	$349,213	$174,420	$153,107	$160,882

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is comprised of the following sections:

1. Overview

2. Results of Operations

•	Consolidated Financial Results

•	Oil & Gas

•	Gaming

•	Real Estate

•	Home Fashion

•	Holding Company and Investments

3. Liquidity and Capital Resources

•	Consolidated Financial Results

•	Oil & Gas

•	Gaming

•	Real Estate

•	Home Fashion

4. Critical Accounting Policies & Estimates

5. Certain Trends and Uncertainties

Overview

American Real Estate Partners, L.P. (the “Company” or “AREP” or “we”) is a master limited partnership formed in Delaware on February 17, 1987. AREP is a diversified holding company owning subsidiaries engaged in the following operating businesses: (1) Oil & Gas; (2) Gaming: (3) Real Estate and (4) Home Fashion. Our primary business strategy is to continue to grow and enhance the value of our businesses. We may also seek to acquire additional businesses that are distressed or in out-of-favor industries and will consider the divestiture of businesses from which we do not foresee adequate future cash flow or appreciation potential. In addition, we invest our available liquidity in debt and equity securities with a view to enhancing returns as we continue to assess further acquisitions of operating businesses.

We own a 99% limited partner interest in American Real Estate Holdings Limited Partnership. AREH, the operating partnership, holds our investments and conducts our business operations. Substantially all of our assets and liabilities are owned by AREH and substantially all of our operations are conducted through AREH and its subsidiaries. American Property Investors, Inc., or API, owns a 1% general partner interest in both us and AREH, representing an aggregate 1.99% general partner interest in us and AREH. API is owned and controlled by Mr. Carl C. Icahn.

As of March 1, 2006, affiliates of Mr. Icahn beneficially owned approximately 90% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units.

In addition to our Oil & Gas, Gaming, Real Estate and Home Fashion segments, we discuss the Holding Company. The Holding Company includes the unconsolidated results of AREH and AREP and, principally, includes investment activity and expenses associated with the activities of a holding company. Certain real estate expenses are included in the Holding Company to the extent they relate to administration of our various real estate holdings.

A summary of the significant events that occurred in 2005 is as follows:

•	We acquired additional Oil & Gas and Gaming assets from affiliates of Mr. Icahn for aggregate consideration of $180.0 million in cash and depositary units valued at $457.0 million;

•	Our subsidiary, GB Holdings, Inc., or GBH, filed for bankruptcy on September 29, 2005;

•	We continued to sell properties in our net lease portfolio;

•	In February 2005, we issued $480 million principal amount of 7 1/8% senior unsecured notes due 2013;

•	We incurred losses of $41.3 million on a short position that we had initiated in 2004;

•	Oil & Gas activities: production volumes and the market prices for oil and gas rose in 2005 over the prior year but the positive impact was offset by the negative impact of derivative losses;

•	On August 8, 2005, we acquired approximately two thirds of the outstanding equity of WPI, the acquirer in a bankruptcy proceeding of substantially all of the assets of WestPoint Stevens Inc. See Item 3. Legal Proceedings.

Our historical financial statements herein have been restated to reflect the five entities acquired in the second quarter of 2005 as discussed in notes 1, 4 and 5 of the notes to the consolidated financial statements.

The key factors affecting the financial results for the years ended December 31, 2005 versus 2004 were:

•	Decreased operating income, principally due to the operating loss of $22.4 million in the Home Fashion segment and an increase of $12.7 million in Holding Company costs. Oil & Gas operating income was reduced by $69.3 million due to unrealized derivative losses;

•	Net losses on securities of $21.3 million in 2005 versus gains of $16.5 million in 2004;

•	Impairment charges of $52.4 million in connection with the bankruptcy of GBH;

•	Interest expense increased $41.8 million due to higher debt levels; and

•	Reduced gains on sales of properties: income from discontinued operations fell $58.1 million.

The key factors affecting the financial results for the year ended December 31, 2004 versus 2003 were:

•	Increased operating income principally due to a $28.4 million increase in operating income from gaming activities;

•	Interest expense increased $23.3 million due to higher debt levels;

•	Interest income increased $21.4 million due to increased levels of investments;

•	Net gains on securities were $16.5 million in 2004 versus $1.7 million in the prior year;

•	Increased gains on sales of properties: income from gains on discontinued operations rose $71.8 million;

•	An impairment charge of $15.6 million in 2004 related to our interest in GBH.

Results of Operations

Consolidated Financial Results

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues increased by $592.2 million, or 88.4%, as compared to the prior year. This increase reflects the inclusion of WPI ($472.7 million for five months), and increases of $19.5 million for Gaming, $60.9 million for Oil & Gas and $39.2 million for Real Estate.

Operating income decreased by $15.1 million, or 16.3%, as compared to the prior year. This decrease reflects the inclusion of losses on WPI of $22.4 million and an increase in Holding Company costs of $12.7 million, of which $4.3 million related to acquisitions. These items were offset by increases of $8.9 million from Gaming, $4.5 million from Oil & Gas, and $6.5 million from Real Estate activities. Oil & Gas operating income was reduced by $69.3 million in unrealized derivative losses.

As a result of the bankruptcy of GBH, we recorded impairment charges of $52.4 million related to the write-off of the remaining carrying amount of our investment ($6.7 million) and also to reflect a dilution in our effective ownership percentage of Atlantic Coast Entertainment Holdings Inc., 32.3% of which had been owned through our ownership of GBH ($45.7 million).

Interest expense increased by $41.8 million, or 67.3%, as compared to the prior year. This increase reflects the increased amount of borrowings, principally attributable to the issuance in February 2005 of $480.0 million principal amount of 7.125% senior notes due in 2013. Interest income increased slightly by $0.6 million, or 1.4%, as compared to the prior year.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues increased by $93.4 million, or 16.2%, as compared to the prior year. This increase reflects increases of $40.5 million in Gaming revenues, $38.1 million in Oil & Gas revenues, and $14.9 million from Real Estate activities.

Operating income increased by $26.5 million, or 40.1%, as compared to the prior year. This increase reflects increases of $28.4 million from Gaming, $2.7 million from Oil & Gas, offset by a $2.9 million reduction from Real Estate activities and an increase in Holding Company costs of $1.3 million and acquisition costs of $0.4 million.

Interest expense increased by $23.3 million, or 60.0%, as compared to the prior year. This increase reflects the increased amount of borrowings. Interest income increased by $21.4 million, or 90.0%, during 2004, as compared to the prior year. The increase is due to interest on two mezzanine loans, and increased interest income on other investments.

Oil & Gas

We conduct our oil and gas activities through our wholly-owned subsidiary, NEG Oil & Gas (formerly AREP Oil & Gas). NEG Oil & Gas is an independent oil and gas exploration, development and production company based in Dallas, Texas. NEG Oil & Gas’ core areas of operations are the Val Verde and Permian Basins of West Texas, the Cotton Valley Trend in East Texas, the Gulf Coast and the Gulf of Mexico. NEG Oil & Gas also has oil and gas operations in the Anadarko and Arkoma Basins of Oklahoma and Arkansas. Based on reserve reports prepared as of December 31, 2005 by Netherland, Sewell & Associates, Inc. and DeGolyer and MacNaughton, independent petroleum consultants, estimated proved reserves were 500.5 Bcfe and were 86% natural gas and 50% proved developed.

As of December 31, 2005, NEG Oil & Gas owned the following assets and operations:

•	A 50.01% ownership interest in National Energy Group, or NEG, a publicly traded oil and gas management company. National Energy Group manages the oil and gas operations and its principal asset consists of its non-managing membership interest in NEG Holding LLC;

•	A managing membership interest in NEG Holding;

•	National Onshore LP; and

•	National Offshore LP.

The subsidiaries of NEG Oil & Gas were acquired in transactions with affiliates of Mr. Icahn and subsequently acquired by us in various purchase transactions. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to the pooling of interest method and the financial statements are combined from the date of acquisition by an entity under common control. The financial statements include the consolidated results of operations, financial position and cash flows of National Energy Group, NEG Holding, National Onshore and National Offshore from the date Mr. Icahn obtained control, or the date of common control.

The following table summarizes key operating data for the Oil & Gas segment (in $000s):

	Years Ended December 31,
	2005	2004	2003

Gross oil and gas revenues	$312,661	$161,055	$108,713
Realized derivatives losses	(51,263)	(16,625)	(8,309)
Unrealized derivatives losses	(69,254)	(9,179)	(2,614)

Oil and gas revenues	192,144	135,251	97,790
Plant revenues	6,710	2,737	2,119

Total revenues	198,854	137,988	99,909

Cost and expenses:
Total oil and gas operating expenses	54,800	31,075	22,345
Depreciation, depletion and amortization	91,100	60,123	39,455
General and administrative expenses	15,433	13,737	7,769

	161,333	104,935	69,569

Operating income	$37,521	$33,053	$30,340

For the years ended December 31, 2005, 2004 and 2003, natural gas comprised 72%, 70%, and 74% of gross oil and gas revenues, respectively.

Other data related to Oil & Gas operations is as follows:

	Years Ended December 31,
	2005	2004	2003

Production data:
Oil (MBbls)	1,440	935	811
Natural gas (MMcf)	28,107	18,895	15,913
Natural gas liquids (MBbls)	350	549	166
Natural gas equivalents (MMcfe)	38,847	27,799	21,772
Average Sales Price(1):
Oil average sales price (per Bbl)
Price excluding realized gains or losses on derivative contracts	$55.72	$39.55	$30.26
Price including realized gains or losses on derivative contracts	48.95	29.89	27.32
Natural gas average sales price (per Mcf)
Price excluding realized gains or losses on derivative contracts	7.85	5.73	5.07
Price including realized gains or losses on derivative contracts	6.38	5.39	4.70
Natural gas liquids (per Bbl)	33.46	26.72	23.24
Expense per Mcfe:
Total oil and gas operating expenses	$1.41	$1.12	$1.03
Depreciation, depletion and amortization	2.35	2.14	1.80
General and administrative expenses	0.40	0.49	0.36

(1)	Excludes the effect of unrealized gains and losses on derivative contracts.

For the year ended December 31, 2005, the Oil & Gas segment includes operations of NEG, National Onshore, National Offshore and NEG Holding. The date of common control for National Offshore was effective December 31, 2004. A significant portion of the fluctuations between 2005 and 2004 is due to the addition of National Offshore as well as the impact of derivative losses. For the year ended December 31, 2003, the operations of National Onshore are included from August 28, 2003, the date of common control. A significant portion of the fluctuations between 2004 and 2003 is due to the addition of the National Onshore operations in 2003.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Gross oil and gas revenues for 2005, before realized and unrealized derivative losses, increased by 94.1% to $312.7 million compared to $161.1 million in the prior year. The increase is primarily attributable to (a) the acquisition of National Offshore effective December 31, 2004 ($62.2 million), (b) the increase in average sales prices ($58.9 million), and (c) the increase in volume, excluding revenues for National Offshore in 2005 ($30.5 million). Including the effects of realized and unrealized derivative losses, oil and gas revenues increased by 42.1% to $192.1 million. Unrealized derivative losses in 2005 were $69.3 million compared to $9.2 million in the prior year, an increase of 654.5%. Unrealized derivative losses resulted from mark-to-market adjustments on our unsettled derivative positions at December 31, 2005.

During 2005, our average realized price of natural gas, including the effects of realized derivative losses, increased by 18.3% to $6.38 per Mcf from $5.39 per Mcf in the prior year. Our natural gas volume increased by 9.2 Bcf, or 48.8%, to 28.1 Bcf compared to 18.9 Bcf in the prior year. Approximately 3.4 Bcf of the increase is attributable to the addition of National Offshore. Excluding the effects of National Offshore, our gas production increased by 31% primarily due to our successful drilling activity.

Our average realized price of oil in 2005, including the effects of realized derivative losses, increased by 63.8%, to $48.95 compared to $29.89 in the prior year. Our average oil volume increased by 54% to 1,440 MBbls compared to 935 MBbls in 2004. All of the oil volume increase is attributable to the addition of National Offshore, without which our oil volume would have decreased by 9.6% due mainly to the sale of an oil producing property in 2004.

Total oil and gas operating expenses increased $23.7 million, or 76.3% to $54.8 million during 2005 as compared to $31.1 million in the prior year. Total oil and gas operating expenses per Mcfe increased $0.29, or 25.9%, compared to 2004. $12.5 million of the increase was attributable to the acquisition of National Offshore. The remainder of the increase was attributable to increased production, an increase in the number of producing wells and overall rising operating expenses in the oil and gas industry. The increase in operating expenses on a per Mcfe basis is attributable to the National Offshore acquisition. Typically offshore production is more expensive to produce and transport than onshore production.

Depletion, depreciation and amortization for the oil and gas segment, or DD&A, increased $31.0 million (51.5%) to $91.1 million during 2005 as compared to $60.1 million during 2004. DD&A per Mcfe increased $0.21, or 9.8%, to $2.35 per Mcfe as compared to $2.14 per Mcfe in 2004. $21.4 million of the increase was attributable to the acquisition of National Offshore. Absent the acquisition of National Offshore, DD&A expense increased $9.0 million, or 15%, due to 31% higher natural gas production in 2005. On a per Mcfe basis our DD&A rate increased due to the addition of the production of National Offshore.

General and administrative expenses for the oil and gas segment, or G&A, increased $1.7 million (12.3%) to $15.4 million in 2005 as compared to $13.7 million during 2004. G&A per Mcfe decreased $0.09, or 18.4%, compared to 2004. The increase in expenses was primarily attributable to the acquisition of National Offshore as we added five new staff positions as result of the acquisition. The balance of the increase was attributable to an overall increase in staff levels and higher corporate governance costs. On a per Mcfe basis, our oil and gas segment G&A decreased due to higher overall production.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Gross oil and gas revenues for 2004, before realized and unrealized derivative losses, increased $52.3 million or 48.1% to $161.1 million compared to $108.7 million in 2003. The increase is primarily attributable to the acquisition of National Onshore effective August 28, 2003 ($40.4 million) and an increase in average price ($12.3 million). The increase in revenues was offset by a slight decline in production volumes, excluding the effect of the National Onshore acquisition.

Including the effects of realized and unrealized derivative losses, oil and gas revenues increased $37.5 million or 38.3% as compared to the prior year 2003. Unrealized derivative losses in 2004 were $9.2 million compared to $2.6 million in 2003, an increase of 251.1%. Unrealized derivatives losses resulted from mark-to-market adjustments on our unsettled derivative positions at December 31, 2004.

Our average natural gas price, including the effect of realized derivatives losses, increased by 14.7% and our average crude oil price increased by 9.4% in 2004 as compared to 2003. Our average natural gas production in 2004 increased to 18.9 Bcf or 18.7% when compared to 2003. The increase in natural gas production was primarily attributable to the acquisition of National Onshore effective August 28, 2003. Absent the acquisition of National Onshore, gas production decreased 2.5%.

Our oil production in 2004 increased by 15.3% to 935 Mbbls compared to 2003. The increase in oil production was primarily attributable to the acquisition of National Onshore. Absent the acquisition of National Onshore, oil production decreased 10.2% due to the sale of properties in June 2004.

Total oil and gas operating expenses increased $8.7 million, or 39.1%, to $31.1 million during 2004 as compared to $22.3 million in 2003. Total oil and gas operating expenses per Mcfe increased $0.09, or 8.7%, compared to 2003. The increase was primarily attributable to the acquisition of National Onshore effective August 28, 2003. Absent the acquisition of National Onshore, total oil and gas operating expenses increased $2.0 million, or 10.5%, due to rising operating expenses.

Depletion, depreciation and amortization for the oil and gas segment, or DD&A, increased $20.7 million (52.4%) to $60.1 million during 2004 as compared to $39.4 million during 2003. DD&A per Mcfe increased $0.34, or 18.9%, to $2.14 per Mcfe as compared to $1.80 in 2003. The increase was attributable to the acquisition of National Onshore effective August 28, 2003. Absent the acquisition of National Onshore, DD&A expense decreased $2.1 million, or 8.8%, due to lower production in 2004 and a lower average depletion rate.

General and administrative expenses for the Oil & Gas segment, or G&A, increased $6.0 million (76.8%) to $13.7 million in 2004 as compared to $7.8 million during 2003. General and administrative expenses per Mcfe increased $0.13 or 36.1%, compared to 2003. The increase was primarily attributable to the acquisition of National Onshore. Excluding the National Onshore acquisition, general and administrative expense would have been relatively unchanged.

Gaming

We conduct our gaming operations in both Las Vegas and Atlantic City. Our Las Vegas properties include the Stratosphere Casino Hotel and Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Our Atlantic City operations consist of The Sands Hotel and Casino in Atlantic City, New Jersey. Substantially all of our properties were acquired in transactions with affiliates of Mr. Icahn. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to the pooling of interest method and the financial statements are combined from the date of acquisition by an entity under common control, from the date of common control. The financial statements include the consolidated results of operations, financial position and cash flows of our properties from the date Mr. Icahn obtained control, or the date of common control.

On September 29, 2005, GBH, through which we owned an indirect 32.3% equity interest in The Sands, filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of this filing, we determined that we no longer control GBH, for accounting purposes, and deconsolidated our investment effective September 29, 2005. Accordingly, we report results for The Sands from that date based only on our direct 58.3% ownership of Atlantic Coast.

On November 29, 2005, we entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey, for $170.0 million. See “Discussion of Segment Liquidity and Capital Resources” for additional information regarding this agreement.

Summarized income statement information for the years ended December 31, 2005, 2004 and 2003 is as follows (in $000s):

	December 31,
	2005	2004	2003

Revenues:
Casino	$329,789	$325,615	$302,701
Hotel	73,924	65,561	58,253
Food and beverage	92,006	88,851	81,545
Tower, retail and other income	38,668	37,330	34,059

Gross revenues	534,387	517,357	476,558
Less promotional allowances	44,066	46,521	46,189

Net revenues	490,321	470,836	430,369

Expenses:
Casino	110,821	112,452	113,941
Hotel	31,734	27,669	24,751
Food and beverage	60,284	56,425	53,471
Other operating expenses	16,715	14,905	15,305
Selling, general and administrative	172,947	169,736	165,754
Depreciation and amortization	37,641	38,414	34,345

	430,142	419,601	407,567

Operating income	$60,179	$51,235	$22,802

Year ended December 31, 2005 compared to the year ended December 31, 2004

Gross revenues increased 3.3% to $534.4 million for 2005 from $517.4 million for the prior year. This increase was primarily due to an increase in business volume, as discussed below. Las Vegas gross revenues increased 8.3% and Atlantic City gross revenues decreased 5.3%.

Casino revenues increased 1.3% to $329.8 million for 2005 from $325.6 million for the prior year. Combined slot machine revenues increased to $256.1 million, or 77.6% of combined casino revenues, for 2005 from $253.9 million for the prior year, primarily due to an increase in slot hold percentage. Combined table game revenues decreased to $63.8 million, or 16.2% of combined casino revenues, for 2005 compared to $64.5 million for the prior year, primarily due to a decrease in hold percentage. Las Vegas casino revenues increased 8.9% while Atlantic City casino revenues decreased 6.8%.

Hotel revenues increased 12.8% to $73.9 million for 2005 from $65.6 million for the prior year. This increase was primarily due to a 10.4% increase in the average daily room rate as a result of increased direct bookings and decreased rooms sold through wholesalers. Las Vegas hotel revenues increased 13.2% and Atlantic City hotel revenues increased 10.6%.

Food and beverage revenues increased 3.6% to $92.0 million for 2005 from $88.9 million for the prior year. This increase was primarily due to an increase in food and beverage covers and an increase in the average revenue per guest check. Las Vegas food and beverage revenues increased 4.6% and Atlantic City food and beverage revenues were unchanged.

Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 13.4% for 2005 from 14.3% for the prior year. This decrease was primarily attributable to a reduction in benefits from promotional activities related to slots. Promotional allowances as a percentage of casino revenues for Las Vegas operations decreased by 1.7% and for Atlantic City operations increased by 0.1%.

Casino operating expenses decreased by 1.5% to $110.8 million for 2005 from $112.5 million for the prior year. The decrease in casino expenses was primarily due to reduced labor costs and a reduction in gaming taxes related to lower gaming revenues in Atlantic City partially offset by increased utilization of participation games in Las Vegas.

Hotel operating expenses increased 14.7% to $31.7 million for 2005 from $27.7 million for the prior year. This increase was primarily due to an increase in labor costs and costs associated with an increase in occupancy.

Food and beverage operating expenses increased 6.8% to $60.3 million for 2005 from $56.4 million for the prior year. This increase was primarily due to an increase in food and labor costs associated with an increase in Las Vegas business volume.

Other operating expenses increased 12.1% to $16.7 million for 2005 from $14.9 million for the prior year. This increase was primarily due to an increase in costs related to headliner entertainment at The Sands and increased labor costs related to the opening of the Insanity ride at the Stratosphere Casino Hotel & Tower in Las Vegas.

Selling, general and administrative expenses primarily consist of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 1.9% to $172.9 million for 2005 from $169.7 million for the prior year. This increase was primarily due to an increase in payroll expenses, utility costs and professional fees, partially offset by decreased property taxes.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Gross revenues increased 8.6% to $517.4 million for 2004 from $476.6 million for the prior year. This increase was primarily due to an increase in all revenues, primarily attributable to an increase in business volume, as discussed below. Las Vegas gross revenues increased 13.4% while Atlantic City gross revenues increased 1.4%.

Casino revenues increased 7.6% to $325.6 million for 2004 from $302.7 million for the prior year. Combined slot machine revenues increased to $253.9 million, or 78.0% of combined casino revenues, for 2005 from $240.8 million for the prior year, primarily due to an increase in slot hold percentage. Combined table game revenues increased to $64.5 million, or 17.2% of combined casino revenues, for 2004 compared to $56.0 million for the prior year, primarily due to an increase in the hold percentage and an increase in the number of table games in Atlantic City. Las Vegas casino revenues increased 13.6% while Atlantic City casino revenues increased 1.8%.

Hotel revenues increased 12.5% to $65.6 million for 2004 from $58.3 million for the prior year. This increase was primarily due to an 8.1% increase in the average daily room rate, primarily attributable to an increase in tourism in the Las Vegas market. Las Vegas hotel revenues increased 15.6% and Atlantic City hotel revenues decreased 0.8%.

Food and beverage revenues increased 9.0% to $88.9 million for 2004 from $81.5 million for the prior year. This increase was primarily due to an increase in food and beverage covers and an increase in the average revenue per guest check. Las Vegas food and beverage revenues increased 12.4% and Atlantic City food and beverage revenues decreased 0.3%.

Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 14.3% for 2004 from 15.3% for the prior year. This decrease was primarily attributable to a reduction in benefits from promotional activities related to slots. Promotional allowances as a percentage of casino revenues for Las Vegas operations decreased by 1.1% and for Atlantic City operations decreased by 0.8%.

Casino operating expenses decreased by 1.3% to $112.5 million for 2004 from $113.9 million for the prior year. The decrease in casino expenses was primarily due to reduced labor costs as a result of the increased utilization of ticket-in/ticket-out slot technology.

Hotel operating expenses increased 11.8% to $27.7 million for 2004 from $24.8 million for the prior year. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.

Food and beverage operating expenses increased 5.5% to $56.4 million for 2004 from $53.5 million for the prior year. This increase was primarily due to an increase in labor costs and costs associated with an increase in business volume.

Other operating expenses decreased 2.6% to $14.9 million for 2004 from $15.3 million for the prior year. This decrease was primarily due to a decrease in costs related to headliner entertainment at The Sands.

Selling, general and administrative expenses primarily consist of marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 2.4% to $169.7 million for 2004 from $165.8 million for the prior year. This increase was primarily due to an increase in payroll expenses, legal fees, costs associated with Sarbanes-Oxley and insurance costs.

Results by Location

The following is an analysis of revenue and operating income (loss), by geographical location for our Gaming Segment (in $000s):

	Years Ended December 31,
	2005	2004	2003

Net revenues:
Las Vegas	$327,985	$299,981	$262,811
Atlantic City	162,336	170,855	167,558

Total Gaming	$490,321	$470,836	$430,369

Operating income (loss):
Las Vegas	$67,052	$48,862	$23,847
Atlantic City	(6,873)	2,373	(1,045)

Total Gaming	$60,179	$51,235	$22,802

During 2005, we began to incur operating losses relating to the operation of The Sands. However, The Sands continues to generate positive cash flow. We believe that our efforts to improve profitability will lead to a reversal of these operating losses. However, there is no guarantee that our efforts will be successful and we continue to evaluate whether there is an impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. In the event that a change in operations results in a future reduction of cash flows, we may determine that an impairment under SFAS No. 144 has occurred at The Sands, and an impairment charge may be required. The carrying value of property, plant and equipment of The Sands at December 31, 2005 was $155.5 million.

Real Estate

Our real estate operations consist of rental real estate, property development and associated resort activities. The operating performance of the three segments was as follows (in $000s):

	Year Ended December 31,
	2005	2004	2003

Revenues:
Rental real estate:
Interest income on financing leases	$7,299	$9,880	$13,115
Rental income	9,157	8,771	7,809
Property development	58,270	26,591	13,266
Resort operations	25,911	16,210	12,377

Total revenues	100,637	61,452	46,567

Operating expenses:
Rental real estate	4,198	7,739	5,315
Property development	47,130	22,313	12,187
Resort operations	27,963	16,592	11,358

Total expenses	79,291	46,644	28,860

Operating income	$21,346	$14,808	$17,707

Rental Real Estate

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues decreased by 11.8% to $16.5 million in 2005 from $18.7 million in the prior year. The decrease was primarily attributable to the sale of ten financing lease properties. Operating expenses decreased 45.8% to $4.2 million in 2005 from $7.7 million in the prior year. The decrease was primarily due to hurricane related losses in 2004.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues decreased 10.9% to $18.7 million in 2004 from $20.9 million in the prior year. The decrease was primarily attributable to the sale of thirteen financing lease properties partially offset by the acquisition of an operating property in 2004. Operating expenses increased 45.6%, to $7.7 million in 2004 from $5.3 million in the prior year. The increase was primarily due to hurricane related losses in 2004.

We market portions of our commercial real estate portfolio for sale. Sale activity was as follows (in $000s, except unit data):

	Year Ended December 31,
	2005	2004	2003

Properties sold	14	57	9
Proceeds received	$52,525	$245,424	$21,164
Mortgage debt repaid	$10,702	$93,845	$4,375
Total gain recorded	$16,315	$80,459	$10,474
Gain recorded in continuing operations	$176	$5,262	$7,121
Gain recorded in discontinued operations(i)	$16,139	$75,197	$3,353

(i)	In addition to gains on the rental portfolio of $16.1 million, a gain of $5.7 million on the sale of a resort property was recognized in 2005.

Property Development

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues increased 119.1% to $58.3 million in 2005 from $26.6 million in the prior year. Operating expenses increased 111.2% to $47.1 million in 2005 from $22.3 million in the prior year. In 2005, we sold 104 units with an average profit margin of 19.1%. In 2004, we sold 38 units with an average profit margin of 16.1%.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues increased 100.4% to $26.6 million in 2004 from $13.3 million in the prior year. Operating expenses increased 83.1% to $22.3 million in 2004, from $12.2 million in the prior year. In 2004, we sold 38 units with an average profit margin of 16.1%. In 2003, we sold 36 units with an average profit margin of 8.1%.

Existing land inventory in New Seabury, Massachusetts and Vero Beach, Florida may provide for future sales increases to mitigate the decline in units available for sale in our Westchester, New York and Naples, Florida subdivisions.

Resort Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues increased 59.8% to $25.9 million in 2005, from $16.2 million in the prior year. This increase is primarily due to the acquisition of Grand Harbor in July, 2004. Grand Harbor revenues were $14.3 million and $5.6 million in 2005 and 2004, respectively.

Operating expenses increased 68.5% to $28.0 million in 2005 from $16.6 million in the prior year. This increase is primarily due to the acquisition of Grand Harbor. Grand Harbor expenses were $16.9 million and $6.2 million in 2005 and 2004, respectively.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Revenues increased 31% to $16.2 million in 2004 from $12.4 million in the prior year. This increase is primarily due to the acquisition of Grand Harbor in July, 2004. Grand Harbor revenues were $5.6 million in 2004.

Operating expenses increased 46.1% to $16.6 million in 2004 from $11.4 million in the prior year. This increase is primarily due to the acquisition of Grand Harbor. Grand Harbor expenses were $6.2 million in 2004.

Home Fashion

On August 8, 2005, WestPoint International, Inc., or WPI, our indirect subsidiary, completed the acquisition of substantially all of the assets of WestPoint Stevens. The acquisition was completed pursuant to an agreement dated

June 23, 2005, which was subsequently approved by the U.S. Bankruptcy Court. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products.

We invested in WPI in keeping with our strategy to acquire undervalued assets and companies that are in distressed or in out of favor industries. Although we have experience operating distressed businesses in troubled industries, we cannot predict whether we will be successful in our efforts to bring WPI to profitability.

A recent court order may result in our ownership of WPI being reduced to less than 50%. If we were to own less than 50% of the outstanding common stock and lose control of WPI, we would no longer consolidate WPI and our financial statements could be materially different as of December 31, 2005 and for the year then ended.

Results of Operations for period from August 8, 2005 to December 31, 2005

Historically, WPI has been adversely affected by a variety of negative conditions, including the following items that continue to have an impact on its operating results:

•	adverse competitive conditions for U.S. mills compared to mills located overseas;

•	growth of low priced imports from Asia and Latin America resulting from lifting of import quotas;

•	retailers of consumer goods have become fewer and more powerful over time; and

•	long term increases in pricing and decreases in availability of raw materials.

The following table summarizes the key operating data for our Home Fashion segment for the period from August 8, 2005 (acquisition date) to December 31, 2005 (in $000s):

Revenues	$472,681
Expenses:
Cost of sales	421,408
Selling, general and administrative	73,702

Operating loss	$(22,429)

Total depreciation for the period was $19.4 million, of which $16.0 million was included in cost of sales and $3.4 million was included in selling, general and administrative expenses. For the period from August 8, 2005 to December 31, 2005, bed products revenues were $294.9 million and bath products revenues were $144.0 million. Other sales, consisting primarily of sales from WPI’s retail outlet stores, were $33.8 million.

Gross earnings for the period from August 8, 2005 to December 31, 2005 were $51.3 million and reflect a gross margin of 10.8%. Selling, general and administrative expenses were $73.7 million for the period from August 8, 2005 to December 31, 2005 and as a percentage of net sales represent 15.6%. The operating loss includes $1.7 million in costs related to ongoing restructuring initiatives, consisting primarily of continuing costs related to closed plants. We expect to continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred during 2006.

Other

On October 13, 2005, WPI and Ralph Lauren Home, Inc., a division of Polo Ralph Lauren Corporation, entered into a license agreement whereby WPI exclusively produces sheets, bedding accessories, towels, bed pillows, mattress pads, feather beds, down comforters and blankets under the Ralph Lauren brand. A similar license agreement had been in effect with WestPoint Stevens although the royalties and minimums were changed as of January 1, 2006 under the new agreement with WPI.

Seasonality

The results of operations for Gaming, Resort operations, Property Development operations and Home Fashion are seasonal in nature. Results for Oil & Gas and Rental Real Estate are generally not seasonal. Generally, our Las Vegas gaming and entertainment properties are not affected by seasonal trends. However, we tend to have increased customer flow in the fourth quarter of the year. Our Atlantic City property is highly seasonal in nature, with peak activity occurring from May to September. Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to February. Sales activity for our Property Development operations in Cape Cod and New York typically peak in late winter and early spring while in Florida our peak selling season is during the winter months. The Home Fashion segment experiences its peak sales season in the fall.

Holding Company

Investment Activities

The Holding Company engages in certain investment activities. The activities include those associated with investing its available liquidity, as well as activities that are designed to earn returns from increases or decreases in the market price of securities.

As noted below, we have significant realized and unrealized gains and losses in 2005 and 2004 from several positions, including a short position that was initiated in 2004, and several long positions, many of which were liquidated in 2005.

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing, for example, as reported on our Schedule 14A filing of December 19, 2005, we owned 11,000,000 shares of Time Warner, Inc. In a subsequent Schedule 14A, filed on February 17, 2006, we reported that our ownership of common stock of Time Warner had increased to 12,302,790 shares.

General and Administrative Expenses

General and administrative expenses related to the Holding Company and principally related to payroll and professional fees expenses of the Holding Company including costs related to administration of various real estate holdings. The amount attributable to real estate holdings was approximately $3.4 million and $2.6 million for 2005 and 2004, respectively.

Year ended December 31, 2005 compared to the year ended December 31, 2004

General and administrative costs increased 196% to $19.1 million, as compared to $6.4 million in the prior year due largely to direct acquisition costs ($4.2 million), other legal and professional fees ($3.6 million), and higher compensation costs ($1.8 million).

The direct acquisition costs related to legal and professional fees associated with the five acquisitions that were made in the first two quarters of 2005. Direct acquisition costs associated with the WPI acquisition have been capitalized. Legal and professional expenses rose due to ongoing legal proceedings relating to WPI, as well as increased expense associated with the preparation and review of our financial results and other compliance related activities including those required under the Sarbanes-Oxley Act of 2002. Higher compensation costs reflect increased headcount levels (average of 22 employees in 2005 compared to 15 in the prior year) as well as costs associated with the new CEO option plan.

Year ended December 31, 2004 compared to the year ended December 31, 2003

General and administrative costs increased 36.3% to $6.4 million, as compared to $4.7 million in the prior year, due largely to higher compensation costs (increase of $0.6 million) and professional fees (increase of $0.7 million).

Interest Income and Expense

Year ended December 31, 2005 compared to the year ended December 31, 2004

Interest expense increased 67.3% to $104.0 million, during 2005 as compared to $62.2 million in the prior year. This increase reflects increased borrowings in 2005 as a result of the issuance of the $480.0 million senior notes in February 2005 and a full year of interest on the $353.0 million senior notes issued in May 2004. Interest income was consistent with the prior year due to reduced amounts of interest on two mezzanine loans ($18.0 million) offset by higher interest earned on cash balances.

Year ended December 31, 2004 compared to the year ended December 31, 2003

Interest expense increased 60.0% to $12.2 million, during 2004 as compared to $38.9 million in the prior year. This increase reflects the increased amount of borrowings arising from the $353.0 million of senior notes issued in May 2004. Interest income increased by $21.4 million, or 90.0%, during 2004 as compared to the prior year. The increase is due to the repayment of two mezzanine loans, on which interest was not recognized until received, and increased interest income on other investments.

Impairment Charges from GB Holdings, Inc.

On September 29, 2005, GB Holdings filed a voluntary petition for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, we determined that we no longer control GBH and have deconsolidated our investment effective the date of the bankruptcy filing. As a result of GBH’s bankruptcy, we recorded impairment charges of $52.4 million related to the write-off of the remaining carrying amount of our investment ($6.7 million) and also to reflect a dilution in our effective ownership percentage of Atlantic Coast, 41.7% of which had been owned directly by GBH ($45.7 million).

In the year ended December 31, 2004, we recorded an impairment loss of $15.6 million on our equity investment in GBH. The purchase price pursuant to our agreement to purchase additional shares in 2005 indicated that the fair value of our investment was less than our carrying value. An impairment charge was recorded to reduce the carrying value to the value implicit in the purchase agreement.

Other Income (Expense), net

Other income (expense), net for the years ended December 31, 2005, 2004 and 2003 is as follows (in $000s):

	December 31,
	2005	2004	2003

Net realized gains (losses) on sales of marketable securities	$(26,938)	$40,159	$1,653
Unrealized losses on securities sold short	(4,178)	(18,807)	—
Unrealized gains (losses) on marketable securities	9,856	(4,812)	—
Write-down of marketable equity and debt securities	—	—	(19,759)
Minority interest	13,822	2,074	2,721
Gain on sale or disposition of real estate	176	5,262	7,121
Other	11,022	6,740	(140)

	$3,760	$30,616	$(8,404)

The net realized losses of $26.9 million in 2005 included, principally, $42.9 million in losses related to short position covering and option trades offset by $14.6 million in gains on three energy stocks that were sold during the year. The net gains in 2004 arose, principally, from the sale of a corporate bond position acquired in 2003.

The net unrealized gains on investments of $5.7 million in 2005 relate primarily to gains on equities and options in the trading portfolio net of the unrealized loss on a short position. The net unrealized loss in 2004 was due, principally, to the unrealized losses on the short position.

Minority interest increased in 2005 due, principally, to the inclusion of the minority’s share of the losses of WPI.

Effective Income Tax Rate

For the year ended December 31, 2005, we recorded an income tax provision of $21.1 million on a pre-tax loss of $29.2 million. A tax expense was recorded even though we reported an overall loss, because some of the corporate tax-paying entities reported income, but the non-corporate entities reported significant losses. For the year ended December 31, 2004, we recorded an income tax provision of $18.3 million on pre-tax income of $90.7 million. Our effective income tax rate was (72.2%) and 20.2% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to losses incurred for which a benefit was not provided, changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

We recorded an income tax provision of $18.3 million and an income tax benefit of $15.8 million on pre-tax income of $90.7 million and $42.7 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2003, an income tax benefit was recorded, even though we reported overall income, primarily due to a reduction in the valuation allowances on the deferred tax assets of several corporate entities. Our effective income tax rate was 20.2% and (37.0%) for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is due principally to a change in the valuation allowance and partnership income not subject to taxation.

Liquidity and Capital Resources

Consolidated Financial Results

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets at AREP and AREH in order to fund those investments and ongoing operations. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of loans, dividends, distributions or otherwise.

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, the notes issued by our indirect wholly-owned subsidiary, ACEP, contain restrictions on dividends and distributions and loans to us, as well as on other transactions with us. ACEP also has a credit agreement which contains financial covenants that have the effect of restricting dividends or distributions. Our subsidiary, NEG Oil & Gas has a credit facility which restricts dividends, distributions and other transactions with us. These agreements preclude our receiving payments from the operations of our Gaming and our Oil & Gas properties which account for a significant portion of our revenues and cash flows. We are negotiating similar facilities for WPI, Atlantic Coast and our real estate development properties which may also restrict dividends, distributions and other transactions with us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt will be limited.

As of December 31, 2005, the Holding Company had a cash and cash equivalents balance of $576.1 million, short-term investments of $820.7 million (of which $448.8 million was invested in highly liquid fixed-income securities) and total debt of $912.5 million (of which $831.0 million relates to the senior unsecured notes).

At December 31, 2005, the restricted net assets of our consolidated subsidiaries approximated $842 million.

We actively pursue various means to raise cash from our subsidiaries. To date, such means include payment of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. As a result of financing transactions at our subsidiaries, we will face significant limitations on the amounts of cash that we can receive from subsidiaries. Our ability to make future interest payments, therefore, will be based on receiving cash from those subsidiaries that do not have restrictions and from other financing and liquidity sources available to AREP and AREH.

In February 2005, we issued $480.0 million principal amount of 7.125% senior notes due 2013. In May 2004, we issued $353.0 million principal amount of 8.125% senior notes due 2012. In January 2004, ACEP issued $215.0 million principal amount of 7.85% senior secured notes due 2012. Additionally, in December 2005, NEG Oil & Gas entered into a revolving credit facility which allows for borrowings of up to $500.0 million based upon a borrowing base determination. The initial borrowing base was $335.0 million, of which $300.0 million was borrowed at closing.

Cash Flows

Net cash provided by continuing operating activities was $245.7 million for the year ended December 31, 2005 as compared to $89.5 million in the prior year. Our cash and cash equivalents and investments in marketable equity and debt securities increased by $491.4 million during the year ended December 31, 2005 primarily due to proceeds from senior notes payable of $480.0 million, cash flow from continuing operations of $245.7 million, net proceeds from credit facilities of $252.0 million, partially offset by acquisitions of $293.6 million, and capital expenditures of $362.7 million.

Net cash provided by continuing operations activities was $89.5 million for the year ended December 31, 2004 as compared to $71.7 million in the prior year. Our cash and cash equivalents and investments in marketable equity and debt securities increased by $243.8 million during the year ended December 31, 2005 primarily due to proceeds from senior notes payable of $565.4 million, cash flow from continuing operations of $89.5 million, partially offset by acquisitions of $125.9 million and capital expenditures of $241.8 million.

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

Borrowings

Borrowings comprised the following (in $000s):

	December 31,
	2005	2004

Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$—
Senior unsecured 8.125% notes due 2012 — AREP, net of discount	350,922	350,598
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facilities — NEG Oil & Gas	300,000	51,834
Mortgages payable	81,512	91,896
GBH Notes (see Note 16)	—	43,741
Other	8,387	6,738

Total long-term debt	1,435,821	759,807
Less: current portion, including debt related to real estate held for sale	24,155	76,679

	$1,411,666	$683,128

Senior unsecured notes — AREP

Senior unsecured 7.125% notes due 2013

On February 7, 2005, AREP and American Real Estate Finance Corp. , or AREF, closed on their offering of senior notes due 2013. AREF, a wholly-owned subsidiary of the Company, was formed solely for the purpose of serving as a co-issuer of debt securities. AREF does not have any operations or assets and does not have any revenues. The notes, in the aggregate principal amount of $480.0 million, were priced at 100% of principal amount. The notes have a fixed annual interest rate of 7 1/8%, which will be paid every six months on February 15 and August 15. The notes will mature on February 15, 2013. AREH is a guarantor of the debt. No other subsidiaries guarantee payment of the notes.

As described below, the notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates.

Senior unsecured 8.125% notes due 2012

On May 12, 2004, AREP and AREF closed on their offering of senior notes due 2012. The notes, in the aggregate principal amount of $353.0 million, were priced at 99.266% of principal amount. The notes have a fixed annual interest rate of 8 1/8%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The notes will mature on June 1, 2012. AREH is a guarantor of the debt. No other subsidiaries guarantee payment on the notes.

As described below, the notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things, incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates.

Senior unsecured notes restrictions and covenants — AREP

Both of our senior unsecured notes issuances restrict the payment of cash dividends or distributions, the purchase of equity interests, or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of December 31, 2005, such ratio was less than 1.75 to 1.0, and accordingly, we and AREH could have incurred up to approximately $1.4 billion of additional indebtedness.

In addition, both issues of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges, each as defined, of 1.5 to 1, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. The applicable terms of the indentures, for purposes of calculating this ratio, exclude from cash flow of AREP and guarantors the net income (loss) of our non-guarantor subsidiaries (and other amounts including interest expense, depreciation, and other non-cash items deducted in calculating a subsidiary’s net income), but include cash and cash equivalents received from investments or subsidiaries. For the four quarters ended December 31, 2005, the ratio of cash flow to fixed charges was in excess of 1.5 to 1.0. If the ratio were less than 1.5 to 1.0, we would be deemed to have satisfied this test if there were deposited cash, which together with cash previously deposited for such purpose and not released, equal to the amount of interest payable on the notes for one year (approximately $63 million). We believe that our existing liquidity would enable us to escrow any required amounts to remain in compliance with the relevant covenant. If at any subsequent quarterly determination date, the ratio is at least 1.5 to 1.0, such deposited funds would be released to us.

The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of December 31, 2005, such ratio was in excess of 1.5 to 1.0.

The notes also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

As of December 31, 2005, we were in compliance with each of the covenants contained in our senior unsecured notes. We expect to be in compliance with each of the debt covenants for the period of at least twelve months from December 31, 2005.

Senior secured 7.85% notes due 2012 — ACEP

In January 2004, ACEP issued senior secured notes due 2012. The notes, in the aggregate principal amount of $215.0 million, bear interest at the rate of 7.85% per annum which will be paid every six months, on February 1 and August 1.

ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges, each as defined, for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2005, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will preclude our receiving payments from the operations of our principal hotel and gaming properties.

Additionally, ACEP’s senior secured revolving credit facility allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At December 31, 2005, there were no borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, ACEP’s ratio of net property, plant and equipment for key properties, as defined, to consolidated first lien debt be not less than 5.0 to 1.0 and ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At December 31, 2005, we were in compliance with the relevant covenants. ACEP has obtained proposals to increase its facility to $60.0 million.

Borrowings under credit facilities- Mizuho

In December, 2003 NEG Operating LLC, a subsidiary of NEG Oil & Gas, entered into a credit agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as Administrative Agent and Bank of Texas, N.A. and Bank of Nova Scotia as Co-Agents.

The credit agreement provided for a loan commitment amount of up to $145.0 million and a letter of credit commitment of up to $15.0 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the credit agreement). Borrowings under the credit agreement were purchased by us in December, 2005 coincident with the entrance into the senior secured revolving credit facility described below.

As of December 31, 2004, the outstanding balance under the credit facility was $51.8 million.

NEG Oil & Gas LLC Senior Secured Revolving Credit Facility

In December, 2005, NEG Oil & Gas entered into a credit facility with Citicorp USA, Inc. as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lender parties. Upon the completion of this offering, NEG, Inc. will be a guarantor of the obligations under the credit facility.

Under the credit facility, NEG Oil & Gas is permitted to borrow up to $500.0 million. Borrowings under the revolving credit facility are subject to a borrowing base determination based on the oil and gas properties of NEG Oil & Gas and its subsidiaries and the reserves and production related to those properties. The initial borrowing base is set at $335.0 million and is subject to semi-annual redeterminations, based on engineering reports to be provided by NEG Oil & Gas by March 31 and September 30 of each year, beginning March 31, 2006. Obligations under the credit facility are secured by liens on all of the assets of NEG Oil & Gas and its wholly-owned subsidiaries. The credit facility has a term of five years and all amounts will be due and payable on December  20, 2010. Advances under the credit facility will be in the form of either base rate loans or Eurodollar loans, each as defined. At December 31, 2005, the interest rate on the outstanding amount under the credit facility was 6.44%. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.

NEG Oil & Gas used the proceeds of the initial $300.0 million borrowings to (1) purchase the existing obligations of its indirect subsidiary, NEG Operating, from the lenders under NEG Operating’s credit facility with Mizuho Corporate Bank, Ltd., as administrative agent, (2) to repay a National Onshore loan, borrowed from AREP, of $85.0 million used to purchase properties in the Minden Field; (3) pay a distribution to AREP of $78.0 million, and (4) pay transaction costs.

The credit facility contains covenants that, among other things, restrict the incurrence of indebtedness by NEG Oil & Gas and its subsidiaries, the creation of liens by them, hedging contracts, mergers and issuances of securities by them, and distributions and investments by NEG Oil & Gas and its subsidiaries. The covenant restricting indebtedness allows, among other things, for the incurrence of up to $200.0 million principal amount of second lien borrowings or high yield debt that satisfy certain conditions specified in the credit facility. The restriction on distributions and investments allows, among other things, for distributions to AREP from the proceeds from the issuance or borrowing of second lien or high yield debt and distributions in connection with an initial equity offering, as defined, quarterly tax distributions to NEG Oil & Gas’ equity holders, repayment of currently outstanding advances by AREP to subsidiaries of NEG Oil & Gas aggregating approximately $40.0 million and other cash distributions to NEG Oil & Gas’s equity holders not to exceed $8.0 million in any fiscal year.

The credit facility also requires NEG Oil & Gas to maintain: (1) a ratio of consolidated total debt to consolidated EBITDA (for the four fiscal quarter period ending on the date of the consolidated balance sheet used to determine consolidated total debt), as defined, of not more than 3.5 to 1.0; (2) consolidated tangible net worth, as defined, of not less than $240.0 million, plus 50% of consolidated net income for each fiscal quarter ending after December 31, 2005 for which consolidated net income is positive; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These covenants may have the effect of limiting distributions by NEG Oil & Gas.

Obligations under the credit facility are immediately due and payable upon the occurrence of certain events of default in the credit facility, including failure to pay any principal components of any obligations when due and payable, failure to comply with any covenant or condition of any loan document or hedging contract, as defined in the credit facility, within 30 days of receiving notice of such failure, any change of control or any event of default as defined in the restated NEG Operating credit facility.

Mortgages payable

Mortgages payable, all of which are nonrecourse to us, are summarized below. The mortgages bear interest at rates between 4.97-7.99% and have maturities between September 1, 2008 and July 1, 2016. The following is a summary of mortgages payable (in $000s):

	December 31,
	2005	2004

Total mortgages	$81,512	$91,896
Less current portion and mortgages on properties held for sale	(18,104)	(31,177)

	$63,408	$60,719

Contractual Commitments

The following table reflects, at December 31, 2005, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due ($ in millions):

	Less
	Than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Senior unsecured 7.125% notes	$—	$—	$—	$480.0	$480.0
Senior unsecured 8.125% notes	—	—	—	353.0	353.0
Senior secured 7.85% notes	—	—	—	215.0	215.0
Senior debt interest	53.7	110.3	101.9	112.4	378.3
Oil & Gas Credit facility	—	—	300.0	—	300.0
Derivative obligations	68.0	17.9	—	—	85.9
Mortgages payable	4.5	28.9	8.7	39.4	81.5
Lease obligations	15.7	23.0	12.7	13.8	65.2
Construction and development obligations	29.3	3.4	—	—	32.7
Other	43.8	11.4	6.4	—	61.6

Total	$215.0	$194.9	$429.7	$1,213.6	$2,053.2

Derivative Obligations

Our Oil & Gas operations have liabilities related to derivative contracts of $85.9 million at December 31, 2005. The fair value of the derivative contracts that mature in less than a year is $68.0 million. The amount, if any, that we will be required to pay with respect to any contract will be determined at the maturity date and may vary from the fair value as reported at this time depending on market prices for oil and gas and the stated contract terms.

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

Obligations Related to Securities

As discussed in Note 8 of the consolidated financial statements, we have contractual liabilities of $75.9 million and $131.1 million related to securities sold not yet purchased and a margin liability on marketable securities, respectively. These amounts have not been included in the table above as their maturity is not subject to a contract and cannot properly be estimated.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

Discussion of Segment Liquidity and Capital Resources

Oil & Gas

NEG Oil & Gas derives its cash primarily from the sale of natural gas and oil and borrowings. During the year ended December 31, 2005, cash flows from operations provided by our oil and gas segment was $154.7 million compared to $91.6 million in 2004. The increase was primarily attributable to higher revenues due to the acquisition of National Offshore and higher price realizations.

During the year ended December 31, 2005, our oil and gas capital expenditures aggregated $315.9 million. NEG Oil & Gas capital expenditures for 2006 are forecasted to be approximately $200.0 million. The planned capital expenditures do not include any major acquisitions that we may consider from time to time and for which NEG Oil & Gas may need to obtain additional financing.

On March 10, 2005, NEG Oil & Gas sold its rights and interests in West Delta 52, 54 and 58 to an unrelated third party in exchange for the assumption of existing future asset retirement obligations on the properties and a cash payment of $0.5 million. The estimated fair value of the asset retirement obligations assumed by the purchaser was $16.8 million. In addition, NEG Oil & Gas transferred to the purchaser $4.7 million in an escrow account that had been funded relating to the asset retirement obligations on the properties. The full cost pool was reduced by $11.6 million and no gain or loss was recognized on the transaction.

Historically, we have funded our Oil & Gas capital expenditures from Oil & Gas operating cash flows and bank borrowings. Our Oil & Gas operating cash flows may fluctuate significantly due to changes in oil and gas commodity prices, production interruptions and other factors. The timing of most of our oil and gas capital expenditures is discretionary because we have no long-term capital expenditure commitments. We may vary our capital expenditures as circumstances warrant in the future.

NEG Oil & Gas Credit Facility

On December 22, 2005, NEG Oil & Gas completed a new $500.0 million senior secured revolving credit facility, or the revolving credit facility. The initial borrowing base is $335.0 million, of which $300.0 million was drawn at closing. This facility will mature in December 2010 and is secured by substantially all of the assets of NEG Oil & Gas and its subsidiaries. The borrowing base will be redetermined semi-annually based on, among other things, the lenders’ review of NEG Oil & Gas mid-year and year-end reserve reports.

Gaming

Our Gaming segment derives cash primarily from casino, hotel and related activities. Cash from operations was $68.5 million, $58.7 million and $45.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase from 2004 to 2005 and from 2003 to 2004 was due to increased revenues. In addition to cash from operations, cash is available to us, if necessary, under our separate senior secured revolving credit facilities for our Atlantic City and Las Vegas subsidiaries. Our Las Vegas and Atlantic City operations maintain credit facilities. Both facilities are subject to us complying with financial and other covenants. At December 31, 2005, we had availability under our credit facilities of $20.0 million and $3.5 million for Las Vegas and Atlantic City, respectively, at December 31, 2005, subject to continuing compliance with existing covenant restrictions. Our Las Vegas facility expires January 29, 2008 and our Atlantic City facility expires on November 17, 2007. The cash generated from operations and credit facilities of our Las Vegas and Atlantic City are not available to fund one another.

Under terms of the senior secured notes of ACEP, the ability to pay dividends and engage in other transactions with AREP are limited.

Capital spending for the Las Vegas operations was $28.2 million, $14.0 million and $30.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Capital spending for the Atlantic City operation was $4.0 million, $16.6 million and $12.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. We have estimated our combined capital expenditures for 2006 to be $29.6 million.

On November 29, 2005, AREP’s wholly-owned subsidiary, AREP Gaming LLC, through its subsidiaries, AREP Laughlin Corporation and AREP Boardwalk LLC, entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s Entertainment, for $170.0 million. Completion of the transaction is subject to regulatory approval and is expected to close in mid-2006. We intend to assign the right to purchase the Flamingo to ACEP. The allocation of the purchase price is subject to agreement by Harrah’s. AREH’s direct subsidiaries will own and operate the Flamingo as part of ACEP and the Atlantic City property will be owned by AREP Gaming LLC. ACEP has obtained proposals to increase its senior secured revolving credit facility to $60.0 million, which they plan to utilize, together with their excess cash to purchase the Flamingo and fund the additional capital spending estimated to be approximately $40.0 million through 2008.

The Flamingo owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. The Flamingo features the largest hotel in Laughlin with 1,907 hotel rooms, a 57,000 square foot casino, seven dining options, 2,420 parking spaces, over 35,000 square feet of meeting space and a 3,000-seat outdoor amphitheater.

The Atlantic City acquisition includes 7.7 acres of largely underdeveloped land between The Sands and the Atlantic City Boardwalk. AREP Boardwalk LLC will acquire the site and is seeking financing for the acquisition. If such financing is not available, AREP expects to fund the purchase price from available cash.

An acquisition option is currently being discussed with Atlantic Coast.

Real Estate

Our real estate operations generate cash through rentals and leases and asset sales (principally sales of rental properties) and the operation of resorts. All of these operations generate cash flows from operations.

Real estate development activities are currently a significant user of funds. With our renewed development activity at New Seabury and Grand Harbor, it is expected that cash expenditures over the next year will approximate $100.0 million. Such amounts will be funded, principally, from unit sales and, to the extent such proceeds are insufficient, by AREP from available cash.

Asset Sales and Purchases

During the year ended December 31, 2005, we sold 14 rental real estate properties for $52.5 million, which were encumbered by mortgage debt of $10.7 million which was repaid from the sales proceeds.

Net proceeds from the sale or disposal of portfolio properties totaled $41.8 million in the year ended December 31, 2005. During 2004, net sales proceeds totaled $151.6 million.

Home Fashion

Our Home Fashion segment did not generate cash flow from operations in 2005. At December 31, 2005, the segment had approximately $90.0 million of cash and cash equivalents. WPI may receive an additional $92 million in connection with the rights offering to which we may be obligated to subscribe depending upon whether certain former creditors of WestPoint Stevens choose to do so and the outcome of the pending litigation. The rights offering has been delayed and our right to participate in it has been challenged by certain creditors of WestPoint Stevens. Until the earlier of August 8, 2006, or the date on which such rights are exercised, AREH has made available to WPI a line of credit. The proceeds from the sale under the rights offering must be used by WPI to repay the AREH line of credit. See Item 3. Legal Proceedings.

For the period from August 8, 2005 to December 31, 2005, the Home Fashion segment had a negative cash flow from operations of $9.6 million. In the first two months of 2006, the Home Fashion segment experienced an increased rate of negative cash flow from operations. Such negative cash flow was principally due to restructuring actions that had been delayed and which took place in the first two months of 2006.

Capital spending by WPI was $5.7 million for the period from August 8, 2005 to December 31, 2005. Capital expenditures for 2006 are expected to total approximately $15.0 million. We believe WPI’s current liquidity levels are sufficient to fund its operations for the foreseeable future.

Our Home Fashion segment is negotiating to obtain a $250.0 million senior secured revolving credit facility from a third party which, upon the entering into the credit facility, is expected to impose various operating and financial restrictions on WPI and its subsidiaries. These restrictions include limitations on indebtedness, liens, asset sales, transactions with affiliates, acquisitions, mergers, capital expenditures, dividends and investments. Net proceeds from the offering would be used for general business purposes including restructurings and international expansion.

Distributions

During 2005, we began to pay distributions to our unit holders. Total distributions of $0.20 were declared and paid during the year in an aggregate amount of $12.6 million.

On March 31, 2005, we distributed to holders of record of our preferred units as of March 15, 2005, 514,313 additional preferred units. Pursuant to the terms of the preferred units, on February 8, 2006, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 31, 2006 to holders of record as of March 15, 2006. In March 2006, the number of authorized preferred units was increased to 11,400,000.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 of our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments, recognition of casino revenues and promotional allowances and estimated costs to complete its land, house and condominium developments. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

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

During 2005, we began to incur operating losses relating to operation of The Sands. However, The Sands continues to generate positive cash flow. We believe that our efforts to improve profitability will lead to a reversal of these operating losses. However, as there is no guarantee that our efforts will be successful, we continue to evaluate whether there is impairment under SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets. In the event that a change in operations results in a future reduction of cash flows, we may determine that an impairment under SFAS 144 has occurred at The Sands, and an impairment charge may be required. The carrying value of property, plant and equipment of The Sands at December 31, 2005 was approximately $155.5 million.

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

Oil and Natural Gas Properties

We utilize the full cost method of accounting for our crude oil and gas properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of crude oil and natural gas reserves are capitalized and amortized on the units-of-production method based upon total proved reserves. The costs of unproven properties are excluded from the amortization calculation until the individual properties are evaluated and a determination is made as to whether reserves exist. Conveyances of properties, including gains or losses on abandonments of properties, are treated as adjustments to the cost of crude oil and natural gas properties, with no gain or loss recognized.

Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes, which are fixed and determinable by existing contracts. The net book value is compared to the ceiling limitation on a quarterly basis.

Accounting for Asset Retirement Obligations

We account for our asset retirement obligation under Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS 143, an asset retirement obligation is needed at fair value in the period in which it is incurred by increasing the carrying amount for the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2005 and 2004, we concluded, based on the projected allocations of taxable income, that our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carry forward periods and is subject to change depending on the tax laws in effect in the years in which the carry forwards are used.

Forward Looking Statements

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67.

Forward looking statements regarding management’s present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material. Readers should consider that such statements speak only as of the date hereof.

Certain Trends and Uncertainties

We have in the past and may in the future make forward looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A., Risk Factors of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and derivatives. The following sections address the significant market risks associated with our business activities.

Interest Rate Risk

The fair values of our long term debt and other borrowings will fluctuate in response to changes in market interest rates. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

We do not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure.

We have predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2005, the impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of approximately $30 million. A 100 basis point decrease would result in an increase in market value of approximately $30 million.

Equity Price Risk

The carrying values of investments subject to equity price risks are based on quoted market prices or management’s estimates of fair value as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

Based on a sensitivity analysis for our equity price risks as of December 31, 2005 and 2004 the effects of a hypothetical 20% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $170 million and $19 million, respectively. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Commodity Price Risk

Our Home Fashion and Oil & Gas operating units selectively use commodity futures contracts, forward purchase commodity contracts, option contracts and price “collars” primarily to reduce the risk of changes to cotton and oil and gas prices. We do not hold or issue derivative instruments for trading purposes.

At December 31, 2005, WPI, in its normal course of business, had entered into various commodity futures contracts, forward purchase commodity contracts and option contracts. Based on December 31, 2005 forward cotton prices, WPI’s forward purchase commodity contracts (which covered a portion of its 2006 needs) had a net deferred gain of $0.2 million.

Based on a sensitivity analysis for commodities that assumes a decrease of 10% in such commodity prices, the hypothetical net deferred loss for the forward purchase commodity contracts of WPI at December 31, 2005 is estimated to be $0.1 million. Actual commodity price volatility is dependent on many varied factors impacting supply and demand that are impossible to forecast. Therefore, actual changes in fair value over time could differ substantially from the hypothetical change disclosed above.

The Oil & Gas segments’ revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a noncash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. See Revenue Recognition — Oil and Natural Gas Properties under Item 7 of this annual report on Form 10-K. From time to time, we enter into derivative financial instruments to manage oil and gas price risk related to revenue.

We use price “collars” to reduce the risk of changes in oil and gas prices. Under these arrangements, no payments are due by either party so long as the market price is above the floor price set in the collar below the ceiling. If the price falls below the floor, the counter-party to the collar pays the difference to us and if the price is above the ceiling, the counter-party receives the difference from us.

The following is a summary of our commodity price collar agreements as of December 31, 2005:

Type of Contract	Production Month	Volume per Month	Floor	Ceiling

No cost collars	Jan — Dec 2006	31,000 Bbls	41.65	45.25
No cost collars	Jan — Dec 2006	16,000 Bbls	41.75	45.40
No cost collars	Jan — Dec 2006	540,000 MMBTU	6.00	7.25
No cost collars	Jan — Dec 2006	120,000 MMBTU	6.00	7.28
No cost collars	Jan — Dec 2006	500,000 MMBTU	4.50	5.00
No cost collars	Jan — Dec 2006	500,000 MMBTU	4.50	5.00
No cost collars	Jan — Dec 2006	46,000 Bbls	60.00	68.50
(We participate in a second ceiling at $84.50 on the 46,000 Bbls)
No cost collars	Jan — Dec 2007	30,000 Bbls	57.00	70.50
No cost collars	Jan — Dec 2007	30,000 Bbls	57.50	72.00
No cost collars	Jan — Dec 2007	930,000 MMBTU	8.00	10.23
No cost collars	Jan — Dec 2008	46,000 Bbls	55.00	69.00
No cost collars	Jan — Dec 2008	750,000 MMBTU	7.00	10.35

We record derivative contracts as assets or liabilities in the balance sheet at fair value. As of December 31, 2005 and 2004, these derivatives were recorded as a liability of $85.9 million (including a current liability of $68.0 million) and $16.7 million (including a current liability of $8.9 million), respectively. The long-term portion is included in other non-current liabilities. We have elected not to designate any of these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses are included in oil and gas revenues. Our realized and unrealized losses on our derivative contracts for the periods indicated were as follows (in $000s):

	Years ended December 31,
	2005	2004	2003

Realized loss (net cash payments)	$(51,263)	$(16,625)	$(8,309)
Unrealized loss	(69,254)	(9,179)	(2,614)

	$(120,517)	$(25,804)	$(10,923)

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Partners of
American Real Estate Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of GB Holdings, Inc. and Subsidiaries as of and for the year ended December 31, 2004, which statements reflect total assets of 4% percent and total revenue of 25% of the related consolidated totals as of December 31, 2004. Those statements were audited by other auditors, whose report thereon have been furnished to us, and our opinion, insofar as it relates to the amounts included for GB Holdings, Inc. and Subsidiaries, is based solely on the report of the other auditors. Those auditors expressed an unqualified opinion with emphasis on a going concern matter on those financial statements in their report dated March 11, 2005.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Real Estate Partners, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/  GRANT THORNTON LLP

New York, New York
March 10, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders of GB Holdings, Inc.:

We have audited accompanying the consolidated balance sheet of GB Holdings, Inc. and subsidiaries as of December 31, 2004 (not presented herein) and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GB Holdings, Inc. and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with US generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that GB Holdings, Inc. will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has suffered recurring net losses, has a net working capital deficiency and has significant debt obligations which are due within one year that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  KPMG LLP

Short Hills, New Jersey
March 11, 2005

Report of Independent Registered Public Accounting Firm

The Partners
American Real Estate Partners, L.P.:

We have audited the accompanying consolidated statements of operations, changes in partners’ equity and comprehensive income, and cash flows of American Real Estate Partners, L.P. and subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in partners’ equity and comprehensive income, and cash flows of American Real Estate Partners, L.P. and subsidiaries as of December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2003, the Partnership changed its method of accounting for asset retirement obligations.

/s/  KPMG LLP

New York, New York
November 29, 2005

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	December 31,
	2005	2004
	(In $000s except per
	Unit amounts)

ASSETS
Current assets:
Cash and cash equivalents	$576,123	$806,309
Investments	820,699	99,088
Inventories, net	244,239	—
Trade, notes and other receivables, net	255,014	105,486
Other current assets	287,985	209,418

Total current assets	2,184,060	1,220,301

Property, plant and equipment, net:
Oil & Gas	742,459	527,384
Gaming	441,059	445,400
Real Estate	285,694	291,068
Home Fashion	166,026	—

Total property, plant and equipment, net	1,635,238	1,263,852

Investments	15,964	251,439
Intangible assets	23,402	—
Other assets	107,798	125,561

Total assets	$3,966,462	$2,861,153

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$93,807	$90,690
Accrued expenses	225,690	60,967
Current portion of long-term debt	24,155	76,679
Securities sold not yet purchased	75,883	90,674
Margin liability on marketable securities	131,061	—

Total current liabilities	550,596	319,010

Long-term debt	1,411,666	683,128
Other non-current liabilities	89,085	92,789
Preferred limited partnership units:
$10 per unit liquidation preference, 5% cumulative pay-in-kind; 10,900,000 authorized; 10,800,397 and 10,286,264 issued and outstanding as of December 31, 2005 and 2004, respectively	112,067	106,731

Total long-term liabilities	1,612,818	882,648

Total liabilities	2,163,414	1,201,658

Minority interests	304,599	17,740

Commitments and contingencies (Note 25)

Partners’ equity
Limited partners:
Depositary units; 67,850,000 authorized; 62,994,030 and 47,235,485 outstanding as of December 31, 2005 and 2004, respectively	1,728,572	1,301,625
General partner	(218,202)	352,051
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)

Partners’ equity	1,498,449	1,641,755

Total liabilities and partners’ equity	$3,966,462	$2,861,153

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(In $000s, except per unit data)

Revenues:
Oil & Gas	$198,854	$137,988	$99,909
Gaming	490,321	470,836	430,369
Real Estate	100,637	61,452	46,567
Home Fashion	472,681	—	—

	1,262,493	670,276	576,845

Expenses:
Oil & Gas	161,333	104,935	69,569
Gaming	430,142	419,601	407,567
Real Estate	79,291	46,644	28,860
Home Fashion	495,110	—	—
Holding Company	14,436	6,019	4,720
Acquisition costs	4,664	414	—

	1,184,976	577,613	510,716

Operating income	77,517	92,663	66,129
Other income (expense), net:
Interest expense	(104,014)	(62,183)	(38,865)
Interest income	45,889	45,241	23,806
Impairment charges on GB Holdings, Inc.	(52,366)	(15,600)	—
Other income (expense), net	3,760	30,616	(8,404)

Income (loss) from continuing operations before income taxes	(29,214)	90,737	42,666
Income tax (expense) benefit	(21,092)	(18,312)	15,792

Income (loss) from continuing operations	(50,306)	72,425	58,458
Discontinued operations:
Income from discontinued operations	1,413	6,132	6,609
Gain on sales and disposition of real estate	21,849	75,197	3,353

Income from discontinued operations	23,262	81,329	9,962

Earnings (loss) before cumulative effect of accounting change	(27,044)	153,754	68,420
Cumulative effect of accounting change	—	—	1,912

Net earnings (loss)	$(27,044)	$153,754	$70,332

Net earnings (loss) attributable to:
Limited partners	$(21,640)	$130,850	$51,074
General partner	(5,404)	22,904	19,258

	$(27,044)	$153,754	$70,332

Net earnings per limited partnership unit:
Basic earnings (loss):
Income (loss) from continuing operations	$(0.82)	$1.11	$0.84
Income from discontinued operations	0.42	1.73	0.21

Basic earnings (loss) per LP unit	$(0.40)	$2.84	$1.05

Weighted average limited partnership units outstanding	54,085,492	46,098,284	46,098,284

Diluted earnings:
Income (loss) from continuing operations	$(0.82)	$1.09	$0.80
Income from discontinued operations	0.42	1.55	0.18

Diluted earnings (loss) per LP unit	$(0.40)	$2.64	$0.98

Weighted average limited partnership units and equivalent partnership units outstanding	54,085,492	51,542,312	54,489,943

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005, 2004 and 2003

	General	Limited Partners’
	Partner’s	Equity		Held in		Total
	Equity	Depositary	Preferred	Treasury		Partners’
	(Deficit)	Units	Units	Amounts	Units	Equity
			( In $000s)

Balance, December 31, 2002	$224,843	1,077,523	96,808	$(11,921)	1,137	$1,387,253
Comprehensive income:
Net earnings	19,258	51,074	—	—	—	70,332
Reclassification of unrealized loss on sale of debt securities	15	746	—	—	—	761
Net unrealized gains on securities available for sale	183	8,991	—	—	—	9,174
Sale of marketable equity securities available for sale	(6)	(274)	—	—	—	(280)

Comprehensive income	19,450	60,537	—	—	—	79,987
Pay-in-kind distribution	—	(2,391)	2,391	—	—	—
Change in deferred tax asset valuation allowance related to book-tax differences existing at time of bankruptcy	524	46,581	—	—	—	47,105
Capital distributions	(2,808)	—	—	—	—	(2,808)
Reclassification of Preferred LP units to liabilities	—	—	(99,199)	—	—	(99,199)
Other	(24)	(1,172)	—	—	—	(1,196)
Net adjustment for TransTexas acquisition	116,254	—	—	—	—	116,254

Balance, December 31, 2003	358,239	1,181,078	—	(11,921)	1,137	1,527,396

Comprehensive income:
Net earnings	22,904	130,850	—	—	—	153,754
Reclassification of unrealized gains on marketable securities sold	(190)	(9,378)	—	—	—	(9,568)
Net unrealized gains on securities available for sale	1	32	—	—	—	33

Comprehensive income	22,715	121,504	—	—	—	144,219
Capital distribution from American Casino	(17,916)	—	—	—	—	(17,916)
Capital contribution to American Casino	22,800	—	—	—	—	22,800
Arizona Charlies acquisition	(125,900)	—	—	—	—	(125,900)
Change in deferred tax asset related to acquisition of Arizona Charlies	2,490	—	—	—	—	2,490
Net adjustment for Panaco acquisition	91,561	—	—	—	—	91,561
Distribution to general partner	(1,919)	—	—	—	—	(1,919)
Other	(19)	(957)	—	—	—	(976)

Balance, December 31, 2004	352,051	1,301,625	—	(11,921)	1,137	1,641,755

Comprehensive income:
Net earnings (loss)	(5,404)	(21,640)	—	—	—	(27,044)
Net unrealized gains on securities available for sale	5	225	—	—	—	230

Comprehensive loss	(5,399)	(21,415)	—	—	—	(26,814)
General partner contribution	9,279	—	—	—	—	9,279
AREP Oil & Gas acquisitions	(616,740)	444,998	—	—	—	(171,742)
GBH/Atlantic Coast acquisitions	46,249	12,000	—	—	—	58,249
Change in reporting entity and other	(803)	3,253	—	—	—	2,450
CEO LP Unit Options	10	482	—	—	—	492
Return of capital to GB Holdings, Inc.	(2,598)	—	—	—	—	(2,598)
Partnership distributions	(251)	(12,371)	—	—	—	(12,622)

Balance, December 31, 2005	$(218,202)	1,728,572	—	$(11,921)	1,137	$1,498,449

Accumulated other comprehensive income (loss) at December 31, 2005, 2004 and 2003 was $(0.1) million, $(0.1) million and $9.2 million, respectively.

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
		(In $000s)

Cash flows from operating activities:
Income (loss) from continuing operations	$(50,306)	$72,425	$58,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	158,581	105,785	78,401
Investment (gains) losses	21,260	(16,540)	(2,607)
Change in fair market value of derivative contract	69,254	9,179	2,614
Impairment loss on investment in GB Holdings, Inc.	52,366	15,600	—
Preferred LP unit interest expense	5,336	5,082	2,450
Minority interest	(13,822)	(2,074)	(2,721)
Deferred income tax (expense) benefit	10,130	14,297	(22,256)
Changes in operating assets and liabilities:
Increase in trade notes and other receivables	(821)	(16,442)	(870)
Decrease (increase) in other assets	(18,725)	(123,001)	—
Decrease (increase) in inventory	17,880	—	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,065)	34,793	(42,001)
Other	(1,378)	(9,597)	261

Net cash provided by continuing operations	245,690	89,507	71,729

Income from discontinued operations	23,262	81,329	9,962
Depreciation and amortization	250	1,319	5,108
Net gain from property transactions	(21,849)	(75,197)	(3,353)

Net cash provided by discontinued operations	1,663	7,451	11,717

Net cash provided by operating activities	247,353	96,958	83,446

Cash flows from investing activities:
Capital expenditures	(362,689)	(241,752)	(82,966)
Purchases of marketable equity and debt securities included in investments	(788,346)	(285,923)	(73,631)
Proceeds from sales of marketable equity and debt securities included in investments	247,626	93,556	278,321
Proceeds from securities sold short	57,833	67,055	—
Net proceeds from the sales and disposition of real estate	8,414	43,590	15,828
Payments to cover short positions in securities	(113,860)	—	—
Repayment of mezzanine loans included in investments	—	49,130	12,200
Purchase (decrease) of debt securities of affiliates	—	(101,500)	—
Repayment of related party note	—	—	250,000
Acquisitions of businesses, net of cash acquired	(293,649)	(125,900)	(148,101)
Cash related to combination of entities accounted for as a pooling of interest	—	23,753	15,312
Other	10,934	1,872	4,198

Net cash (used in) provided by investing activities	(1,233,737)	(476,119)	271,161

Cash flows from discontinued operations:
Net proceeds from the sales and disposition of real estate	53,404	201,834	5,336

Net cash (used in) provided by investing activities	(1,180,333)	(274,285)	276,497

(continued on next page)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
		(In $000s)

Cash flows from financing activities:
Partners’ equity:
Distribution to partners	$(12,622)	$(17,916)	$—
Partners’ contribution	9,279	22,800	—
Debt:
Proceeds from credit facilities	382,648	8,000	99,405
Repayment of credit facilities	(130,609)	—	(3,994)
Proceeds from senior notes payable	480,000	565,409	—
Decrease in due to affiliates	—	(24,925)	—
Proceeds from mortgages payable	4,425	10,000	20,000
Mortgages paid upon disposition of properties	(5,675)	(26,800)	(3,837)
Periodic principal payments	(3,941)	(14,692)	(61,998)
Debt issuance costs	(13,618)	(25,177)	(952)
Other	(165)	758	—

Net cash provided by financing activities	709,722	497,457	48,624

Cash flows from discontinued operations:
Mortgages paid upon disposition of properties	(6,928)	(67,045)	(538)

Net cash provided by financing activities	702,794	430,412	48,086

Net increase (decrease) in cash and cash equivalents	(230,186)	253,085	408,029
Cash and cash equivalents, beginning of year	806,309	553,224	145,195

Cash and cash equivalents, end of year	$576,123	$806,309	$553,224

Supplemental information:
Cash payments for interest, net of amounts capitalized	$77,745	$60,472	$78,890

Cash payments for income taxes, net of refunds	$10,194	$2,912	$609

Conversion of bonds in connection with acquisition of WPI	$205,850	$—	$—

Net unrealized gains (losses) on securities available for sale	$230	$33	$9,174

Debt conversion re Atlantic Coast	$29,500	$—	$—

LP Unit Issuance	$456,998	$—	$—

Contribution of note from NEG Holding LLC	$—	$—	$10,940

Change in tax asset related to acquisition	$7,329	$2,490	$—

See Note 7 for the cash and non-cash effects of our acquisition of WPI.
See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

1.	Description of Business and Basis of Presentation

General

American Real Estate Partners, L.P. (the “Company” or “AREP” or “we”) is a master limited partnership formed in Delaware on February 17, 1987. AREP is a diversified holding company owning subsidiaries engaged in the following operating businesses: (1) Home Fashion; (2) Gaming; (3) Oil & Gas; and (4) Real Estate. Further information regarding our reportable segments is contained in Note 23.

We own a 99% limited partner interest in American Real Estate Holdings Limited Partnership, or AREH. AREH, the operating partnership, holds our investments and conducts our business operations. Substantially all of our assets and liabilities are owned by AREH and substantially all of our operations are conducted through AREH. American Property Investors, Inc., or API, owns a 1% general partner interest in both us and AREH, representing an aggregate 1.99% general partner interest in us and AREH. API is owned and controlled by Mr. Carl C. Icahn.

Under our amended Partnership Agreement we are permitted to make non-real estate related acquisitions and investments to enhance unitholder value and further diversify our assets. Investments may include equity and debt securities of domestic and foreign issuers. The portion of our assets invested in any one type of security or any single issuer are not limited.

We will conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, or the 1940 Act. Generally, this means that no more than 40% of the Company’s total assets will be invested in investment securities, as such term is defined in the 1940 Act. In addition, we do not intend to invest in securities as our primary business and will structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code.

As of December 31, 2005 affiliates of Mr. Icahn owned 9,346,044 preferred units and 55,655,382 depositary units which represented 86.5% and 90% of the outstanding preferred units and depositary units, respectively.

Change in Reporting Entity

Our historical financial statements herein have been revised to reflect the acquisition of interests in five entities in the second quarter of 2005. (The revised historical financial statements were filed on a current report on Form 8-K on December 2, 2005.) The acquisitions included oil and gas and gaming entities and are described more fully in Notes 3, 5 and 6. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are revised on a combined basis.

Discontinued Operations

Certain of our properties are classified as discontinued operations. The properties classified as discontinued operations have changed during 2005 and, accordingly, certain amounts in the accompanying 2004 and 2003 financial statements have been reclassified to conform to the current classification of properties.

Acquisition of the Assets of WestPoint Stevens Inc.

On August 8, 2005, WestPoint International, or WPI, our indirect subsidiary, completed the acquisition of substantially all of the assets of WestPoint Stevens Inc. The acquisition was completed pursuant to an agreement dated June 23, 2005, which was subsequently approved by the U.S. Bankruptcy Court. WestPoint Stevens is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition has been accounted for on the purchase method of accounting, effective August 8, 2005, the date on which the acquisition was completed. Accordingly, the fair value of the equity as of August 8, 2005 has been used in determining the fair values to be assigned to assets and liabilities on the opening balance sheet.

A recent court order may result in our ownership of WPI being reduced to less than 50%. If we were to own less than 50% of the outstanding common stock and lose control of WPI, we would no longer consolidate WPI and our financial statements would be materially different than those presented as of December 31, 2005 and for the year then ended. (See Note 25.)

Filing Status of Subsidiaries

Each of National Energy Group, Inc. or NEG, and Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, are reporting companies under the Securities Exchange Act of 1934. In addition, American Casino & Entertainment Properties LLC (“American Casino” or “ACEP”) voluntarily files annual, quarterly and current reports. Each of these reports is separately filed with the Securities and Exchange Commission and are publicly available.

2.	Summary of Significant Accounting Policies

As discussed in Note 1, we operate in several diversified segments. The accounting policies related to the specific segments or industries are differentiated, as required, in the list of significant accounting policies set out below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AREP and our majority-owned subsidiaries in which AREP has a controlling financial interest as of the financial statement date. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue No. 04-05, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights, with respect to our investments in partnerships and limited liability companies. All intercompany balances and transactions are eliminated.

Investments in affiliated companies determined to be voting interest entities in which we own between 20% and 50%, and therefore exercise significant influence, but which it does not control, are accounted for using the equity method.

In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are accounted for at historical cost in a manner similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis.

As required by FIN 46R, Consolidation of Variable Interest Entities, we evaluate our investments and other financial relationships to determine whether any further entities are required to be consolidated. As of December 31, 2005, we consolidated one entity under these rules (see Note 4).

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include (1) the valuation allowances of accounts receivable and inventory, (2) the

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation of long-lived assets, mortgages and notes receivable, marketable equity and debt securities and other investments, (3) costs to complete for land, house and condominium developments, (4) gaming-related liability and promotional programs, (5) deferred tax assets, (6) oil and gas reserve estimates, (7) asset retirement obligations and (8) fair value of derivatives. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Cash and Cash Equivalents

We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.

Restricted Cash

Restricted cash results primarily from escrow deposits, funds held in connection with collateralizing letters of credit and proceeds from securities sold but not yet purchased that require cash to be on deposit with the relevant brokerage institution. Restricted cash was $161.2 million and $142.9 million at December 31, 2005 and 2004, respectively, and is included as a component of other current assets in the accompanying consolidated balance sheets.

Investments

Investments in equity and debt securities are classified as either trading or available for sale based upon whether we intend to hold the investment for the foreseeable future. Trading securities are valued at quoted market value at each balance sheet date with the unrealized gains or losses reflected in the consolidated statements of operations. Available for sale securities are carried at fair value on our balance sheet. Unrealized holding gains and losses on available for sale securities are excluded from earnings and reported as a separate component of partners’ equity and when sold are reclassified out of partners’ equity. For purposes of determining gains and losses, the cost of securities is based on specific identification.

A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. Dividend income is recorded when declared and interest income is recognized when earned.

Accounts Receivable

An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of our customers, and an evaluation of the impact of economic conditions. Our allowance for doubtful accounts is an estimate based on specifically identified accounts as well as general reserves based on historical experience.

Inventories

Inventories are stated at the lower of cost or market. The cost of manufactured goods, which are held only by WPI, includes material, labor and factory overhead. Inventories reflected on the August 8, 2005 opening WPI balance sheet are stated at fair value as determined by an independent appraisal. Inventories acquired subsequent to August 8, 2005 are stated at the lower of cost (first-in, first-out method) or market. We maintain reserves for estimated excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories consisted of the following (in $000s):

	December 31,	August 8,
	2005	2005

Raw materials and supplies	$33,083	$35,740
Goods in process	100,337	114,448
Finished goods	110,819	111,931

	$244,239	$262,119

Property, Plant and Equipment

Land and construction-in-progress costs are stated at the lower of cost or net realizable value. Interest is capitalized on expenditures for long-term projects until a salable condition is reached. The interest capitalization rate is based on the interest rate on specific borrowings to fund the projects.

Buildings, furniture and equipment are stated at cost less accumulated depreciation unless declines in the values of the fixed assets are considered other than temporary, at which time the property is written down to net realizable value. Depreciation is principally computed using the straight-line method over the estimated useful lives of the particular property or equipment, as follows: buildings and improvements, 4 to 40 years; furniture, fixtures and equipment, 1 to 18 years. Leasehold improvements are amortized over the life of the lease or the life of the improvement, whichever is shorter.

Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from our consolidated balance sheet, and any gain or loss is recognized in the year of disposal.

Real estate properties held for use or investment, other than those accounted for under the financing method, are carried at cost less accumulated depreciation. Where declines in the values of the properties are determined to be other than temporary, the cost basis of the property is written down to net realizable value. A property is classified as held for sale at the time management determines that the criteria in Statement of Financial Accounting Standards No. 144 have been met. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are no longer depreciated and their results of operations are included in discontinued operations. As a result of the reclassification of certain real estate to properties held for sale during the year ended December 31, 2005 income and expenses of such properties are reclassified to discontinued operations for all prior periods. If management determines that a property classified as held for sale no longer meets the criteria in SFAS 144, the property is reclassified as held for use.

Intangible Assets

Intangible assets consist of trademarks of WPI (Note 7). In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment.

Accounting for the Impairment of Long-Lived Assets

We evaluate our long-lived assets in accordance with the application of SFAS No. 144. Accordingly, we evaluate the realizability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Inherent in the reviews of the carrying amounts of the above assets are various estimates, including the expected usage of the asset. Assets must be tested at the lowest level for which identifiable cash flows exist. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the operating property.

In accordance with SFAS No. 144, we tested the long-lived assets of The Sands in Atlantic City for recoverability during 2005. As the property’s estimated undiscounted future cash flows exceed its carrying value, we do not believe The Sands’ assets to be impaired. However, we will continue to monitor the performance of The Sands as well as continue to update our asset recoverability test under SFAS No. 144. If future asset recoverability tests indicate that the assets of The Sands are impaired, we would be required to record a non-cash write-down of the assets and such a write-down could have a material impact on our consolidated financial statements.

Accounting for Asset Retirement Obligations

Effective January 1, 2003 we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, an asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount for the related long-lived asset which is depreciated over its useful life. In each subsequent period, the liability is adjusted to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Upon adoption, we recorded an obligation of $3.0 million.

Leases

Substantially all of the property comprising our net lease portfolio is leased to others under long-term net leases and we account for these leases in accordance with the provisions of FASB Statement No. 13, Accounting for Leases, as amended. This statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or an operating lease. Under the financing method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Under the operating method, revenue is recognized as rentals become due, and expenses (including depreciation) are charged to operations as incurred.

Oil and Natural Gas Properties

We utilize the full cost method of accounting for our crude oil and natural gas properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of crude oil and natural gas reserves are capitalized and amortized on the units-of-production method based upon total proved reserves. The costs of unproven properties are excluded from the amortization calculation until the individual properties are evaluated and a determination is made as to whether reserves exist. Conveyances of properties, including gains or losses on abandonment of properties, are treated as adjustments to the cost of crude oil and natural gas properties, with no gain or loss recognized.

Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value of oil and gas properties is compared to the ceiling limitation on a quarterly basis. We did not incur a ceiling write-down in 2005, 2004 or 2003.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have capitalized internal costs of $1.1 million, $1.0 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, with respect to our oil and gas activities. We have not capitalized interest expense.

We are subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environment effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Derivatives

From time to time our subsidiaries enter into derivative contracts, including (a) commodity price collar agreements entered into by our Oil & Gas segment to reduce our exposure to price risk in the spot market for natural gas and oil and (b) commodity futures contracts, forward purchase commodity contracts and option contracts entered into by our Home Fashion segment primarily to manage our exposure to cotton commodity price risk. We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. Through December 31, 2005, we did not use hedge accounting and accordingly, all unrealized gains and losses are reflected in our consolidated statement of operations.

Revenue and Expense Recognition

Home Fashion — WPI records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed and determinable and collectibility is reasonably assured. Unless otherwise agreed in writing, title and risk of loss pass from WPI to the customer when WPI delivers the merchandise to the designated point of delivery, to the designated point of destination, or to the designated carrier, free on board. Provisions for certain rebates, sales incentives, product returns and discounts to customers are recorded in the same period the related revenue is recorded.

Customer incentives are provided to WPI customers primarily for new sales programs. These incentives begin to accrue when a commitment has been made to the customer and are recorded as a reduction to sales.

Gaming — Gaming segment revenue consists of casino, hotel and restaurant revenues. We recognize revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues include the estimated retail value of hotel rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentary revenues are included in gaming expenses. Hotel and restaurant revenue is recognized when services are performed.

We also reward our customers, through the use of loyalty programs with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash incentive amounts from casino revenue.

Oil and Gas — Revenues from the natural gas and oil produced are recognized upon the passage of title, net of royalties. We account for natural gas production imbalances using the sales method, whereby we recognize revenue on all natural gas sold to our customers notwithstanding the fact its ownership may be less than 100% of the natural gas sold. Liabilities are recorded by us for imbalances greater than our proportionate share of remaining natural gas

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves. We had $1.1 million and $0.9 million in gas balancing liabilities as of December 31, 2005 and 2004, respectively.

Revenues from the sale of oil and natural gas are shown net of the impact of realized and unrealized derivative losses.

Real Estate — Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We follow the guidelines for profit recognition set forth by SFAS No. 66, Accounting for Sales of Real Estate.

Income Taxes

No provision has been made for Federal, state or local income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners. Provision has been made for Federal, state or local income taxes on the results of operations generated by our corporate subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are limited to amounts considered to be realizable in future periods. A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Share-Based Compensation

In December 2004, SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) was issued. This accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. We have adopted SFAS No. 123R as of June 30, 2005. The adoption of SFAS No. 123R did not have any impact on our consolidated financial statements since there were no pre-existing options.

Net Earnings Per Limited Partnership Unit

Basic earnings per LP Unit are based on net earnings after deducting preferred pay-in-kind distributions to preferred unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of depositary limited partnership units outstanding.

Diluted earnings per LP Unit uses net earnings attributable to limited partner interests, as adjusted after July 1, 2003, for the preferred pay-in-kind distributions. The preferred units are considered to be equivalent units. The number of equivalent units used in the calculation of diluted income per LP unit was 5,444,028 and 8,391,659 limited partnership units for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, 3,538,196 equivalent units were excluded from the calculation of diluted income per LP unit as the effect of including them would have been anti-dilutive.

For accounting purposes, NEG’s earnings prior to the NEG acquisition in October 2003, earnings from Arizona Charlie’s Decatur and Arizona Charlie’s Boulder prior to their acquisition in May 2004, TransTexas’ earnings prior to its acquisition in April 2005, and earnings from NEG Holding LLC, or NEG Holdings (excluding

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings from NEG Holdings allocable to NEG), Panaco, GBH, and Atlantic Coast prior to their acquisition in June 2005 have been allocated to the General Partner for accounting purposes and therefore are excluded from the computation of basic and diluted earnings per LP unit.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current years presentation. In our consolidated statements of cash flows for the years ended December 31, 2004 and 2003, we modified the classification of changes in net proceeds from sales and dispositions of real estate to present the payment of mortgages as a financing activity. This change consisted of reclassifying mortgage payments of $93,845,000 and $538,000 from investing to financing for the years ended December 31, 2004 and 2003, respectively.

Recently Issued Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4, or SFAS 151 discusses the general principles applicable to the pricing of inventory. SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of this standard on our consolidated financial statements.

In June 2005, the FASB issued FASB Staff Position (FSP) SOP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EIFT No. 04-5. This FSP provides guidance on whether a general partner in a real estate partnership controls and, therefore, consolidates that partnership. The FSP is effective for general partners of all new partnerships formed after June 29, 2005, and for any existing partnership for which the partnership agreement is modified after June 29, 2005. For general partners in all other partnerships, the consensus is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not believe that the adoption of this FSP will have a significant effect on our financial statements.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FAS 115-1” and “FAS 124-1”). FAS 115-1 and FAS 124-1 address the determination of when an investment is considered impaired and whether that impairment is other-than-temporary, how to measure the impairment loss, and addresses the accounting after an entity recognizes an other-than-temporary impairment. Certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments are also addressed. FAS 115-1 and FAS 124-1 are effective for periods beginning after December 15, 2005. We will be adopting this pronouncement beginning with its fiscal year 2006. We do not currently believe that the adoption of FAS 115-1 and FAS 124-1 will have a significant impact on our financial condition and results of operations.

On February 16, 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments- an amendment of FASB Statements No. 133 and 140. The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year beginning after September 15, 2006. We are currently evaluating the impact this new standard will have on our financial statements.

3.	Related Party Transactions

We have entered into several transactions with entities affiliated with Mr. Icahn. The transactions include purchases by us of businesses and business interests, including debt, for the affiliated entities. Additionally, other loan and administrative service transactions have occurred as described below.

All related party transactions are reviewed and approved by our Audit Committee. Where appropriate, our Audit Committee will obtain independent financial advice and counsel on the transactions.

In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interest, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a combined basis. Additionally, the earnings, losses, capital contribution and distributions of the acquired entities are allocated to the general partner as an adjustment to equity, as is the difference between the consideration paid and the book basis of the entity acquired.

a. Acquisitions

Oil & Gas Segment

In October 2003, pursuant to a purchase agreement dated as of May 16, 2003, we acquired certain debt and equity securities of NEG from entities affiliated with Mr. Icahn for an aggregate cash consideration of $148.1 million plus $6.7 million in cash for accrued interest on the debt securities. The securities acquired were $148,637,000 in principal amount of outstanding 10.75% senior notes due 2006 of NEG and 5,584,044 shares of common stock of NEG. As a result of the foregoing transaction and the acquisition by us of additional securities of NEG prior to the closing, we beneficially owned in excess of 50% of the outstanding common stock of NEG. In connection with the acquisition of stock in NEG, the excess of cash disbursed over the historical cost, which amounted to $2.8 million, was charged to the general partner’s equity. NEG owns a 50% interest in NEG Holdings; the other 50% interest in NEG Holdings was held by an affiliate of Mr. Icahn prior to our acquisition of the interest during the second quarter of 2005. NEG Holdings owns NEG Operating LLC (“Operating LLC”) which owns operating oil and gas properties managed by NEG.

On December 6, 2004, we purchased from affiliates of Mr. Icahn $27.5 million aggregate principal amount, or 100% of the outstanding term notes issued by TransTexas, (the “TransTexas Notes”). The purchase price was $28,245,890, in cash, which equals the principal amount of the TransTexas Notes plus accrued but unpaid interest.

In December 2004, we purchased all of the membership interests of Mid River LLC, or Mid River, from affiliates of Mr. Icahn for an aggregate purchase price of $38,125,999. The assets of Mid River consist of $38,000,000 principal amount of term loans of Panaco.

In January 2005, we entered into an agreement to acquire TransTexas (now known as National Onshore), Panaco (now known as National Offshore) and the membership interest in NEG Holdings other than that already owned by NEG for cash consideration of $180.0 million and depositary units valued, in the aggregate, at $445.0 million, from affiliates of Mr. Icahn. The acquisition of TransTexas was completed on April 6, 2005 for $180 million in cash. The acquisition of Panaco and the membership interest in NEG Holdings was completed on June 30, 2005 for 15,344,753 depository units, valued at $445.0 million.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gaming Segment

Las Vegas Properties

In January 2004, ACEP our indirect wholly-owned subsidiary, entered into an agreement to acquire Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Mr. Icahn and an entity affiliated with Mr. Icahn, for aggregate consideration of $125.9 million. The acquisition was completed on May 26, 2004.

Atlantic City Property

In 1998 and 1999, we acquired an interest in The Sands, by purchasing the principal amount of $31.4 million of first mortgage notes issued by GB Property Funding Corp. or GB Property. The purchase price for the notes was $25.3 million. GB Property was organized as a special purpose entity for borrowing funds by Greate Bay Hotel and Casino, Inc. or Greate Bay. Greate Bay is a wholly-owned subsidiary of GB Holdings, Inc. or GBH. An affiliate of the general partner also made an investment. A total of $185.0 million in notes were issued.

In January 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long-term debt.

In July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of the general partner which provided for an additional investment of $65.0 million by the Icahn affiliates in exchange for a 46% equity interest in GBH, with bondholders (which also included the Icahn affiliates) to receive $110.0 million principal amount of new notes of GB Property First Mortgage, or GB Notes and a 54% equity interest in GBH. Interest on the GB Notes was payable at the rate of 11% per annum on March 29 and September 29, beginning March 29, 2001. The outstanding principal was due September 29, 2005. The principal and interest that was due on September 29, 2005 was not paid. On September 29, 2005, GBH filed for bankruptcy for protection under Chapter 11 of the Bankruptcy Code.

Until July 22, 2004, Greate Bay was the owner and operator of Sands. Atlantic Coast was a wholly-owned subsidiary of Greate Bay which was a wholly-owned subsidiary of GBH. ACE is a wholly-owned subsidiary of Atlantic Coast. Atlantic Coast and ACE were formed in connection with a transaction (the “Transaction”), which included a Consent Solicitation and Offer to Exchange in which holders of the GB Notes were given the opportunity to exchange such notes, on a dollar for dollar basis, for $110.0 million of 3% Notes due 2008 (the “Atlantic Coast Notes”), issued by Atlantic Coast. The Transaction and the Consent Solicitation and Offer to Exchange were consummated on July 22, 2004, and holders of $66.3 million of GB Notes exchanged such notes for $66.3 million Atlantic Coast Notes. Also on July 22, 2004, in connection with the Consent Solicitation and Offer to Exchange, the indenture governing the GB Notes was amended to eliminate certain covenants and to release the liens on the collateral securing such notes. The Transaction included, among other things, the transfer of substantially all of the assets of GBH to Atlantic Coast.

The Atlantic Coast Notes are guaranteed by ACE. Also on July 22, 2004, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, GB Property and Greate Bay merged into GBH, with GBH as the surviving entity. In connection with the transfer of the assets and certain liabilities of GBH, including the assets and certain liabilities of Greate Bay, Atlantic Coast issued 2,882,937 shares of common stock, par value $.01 per share (the “Atlantic Coast common stock”), to Greate Bay which, following the merger of Greate Bay became the sole asset of GBH. Substantially all of the assets and liabilities of GBH and Greate Bay (with the exception of the remaining GB Notes and accrued interest thereon, the Atlantic Coast Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Coast or ACE. As part of the Transaction, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GBH upon the consummation of the Transaction. Such warrants allow the holders to purchase from Atlantic Coast at an exercise price of $.01 per share, an aggregate of 2,750,000 shares of Atlantic Coast Common Stock and are only exercisable following the earlier of (a) either the Atlantic Coast Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Coast Common Stock, (b) payment in full of the outstanding principal of the GB

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Coast (including at least one independent director of Atlantic Coast) that the Warrants may be exercised. The Sands’ New Jersey gaming license was transferred to ACE in accordance with the approval of the New Jersey Casino Control Commission.

On December 27, 2004, we purchased $37.0 million principal amount of Atlantic Coast Notes from two Icahn affiliates for cash consideration of $36.0 million. We already owned $26.9 million principal amount of Atlantic Coast Notes.

On May 17, 2005, we (1) converted $28.8 million in principal amount of Atlantic Coast Notes into 1,891,181 shares of Atlantic Coast common stock and (2) exercised warrants to acquire 997,620 shares of Atlantic Coast common stock. Also on May 17, 2005, affiliates of Mr. Icahn exercised warrants to acquire 1,133,284 shares of Atlantic Coast common stock. Prior to May 17, 2005, GBH owned 100% of the outstanding common stock of Atlantic Coast.

On June 30, 2005, we completed the purchase of 4,121,033 shares of common stock of GBH and 1,133,284 shares of Atlantic Coast from affiliates of Mr. Icahn in consideration of 413,793 of our depositary units. Up to an additional 206,897 depositary units may be issued if Atlantic Coast meets certain earnings targets during 2005 and 2006. The depositary units issued in consideration for the acquisitions were valued at $12.0 million. Based on the 2005 operating performance of The Sands, it is not expected that any additional amounts will be paid.

After the acquisition, we owned 77.5% of the common stock of GBH and 58.2% of the common stock of Atlantic Coast. As a result of the acquisition, we obtained control of GBH and Atlantic Coast. The period of common control for GBH and Atlantic Coast began prior to January 1, 2002. The financial statements give retroactive effect to the consolidation of GBH and Atlantic Coast. We had previously accounted for GBH on the equity method. On September 29, 2005, GBH filed for bankruptcy.

c. Investments

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing, for example, as reported on our Schedule 14A filing of December 19, 2005, we owned 11,000,000 shares of Time Warner, Inc. In a subsequent Schedule 14A, filed on February 17, 2006, we reported that our ownership of common stock of Time Warner had increased to 12,302,790 shares. With respect to this investment, we have established limitations on the amounts we may invest as a percentage of the total of the purchases by all Icahn affiliates, the price at which purchases could be made and that our purchases would be made concurrently with those of the affiliated parties. Such limitations were reviewed by our Audit Committee. During 2005, we paid expenses of $147,000 as our share of expenses related to advisory services for this investment.

d. Administrative Services

In 1997, we entered into a license agreement with an affiliate of API for office space. The license agreement expired in June 2005. In July 2005, we entered into a new license agreement with an API affiliate for the non-exclusive use of approximately 1,514 square feet for which it pays monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. For the years ended December 31, 2005, 2004 and 2003, we paid such affiliate $138,000, $162,000 and $159,000, respectively, in connection with this licensing agreement.

For the years ended December 31, 2005, 2004 and 2003, we paid $1,016,000, $506,000 and $400,000, respectively, to XO Communications, Inc., an affiliate of the general partner, for telecommunication services.

An affiliate of the general partner provided certain administrative services to us for which we incurred charges from the affiliate of $344,986, $81,600 and $78,300, for the years ended December 31, 2005, 2004 and 2003,

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. We provided certain administrative services to an affiliate of the general partner and recorded income of $324,548, $80,000, and $68,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

e. Related Party Debt Transactions

In connection with TransTexas’ plan of reorganization on September 1, 2003, TransTexas as borrower, entered into the Restructured Oil and Gas (O&G) Note with Thornwood, an affiliate of Mr. Icahn, as lender. The Restructured O&G Note is a term loan in the amount of $32.5 million and bears interest at a rate of 10% per annum. Interest is payable semi-annually commencing six months after the effective date. Annual principal payments in the amount of $5.0 million are due on the first through fourth anniversary dates of the effective date with the final principal payment of $12.5 million due on the fifth anniversary of the effective date. The Restructured O&G Note was purchased by us in December 2004 and is eliminated in consolidation.

During fiscal year 2002, Fresca, LLC, which was acquired by American Casino in May 2004, entered into an unsecured line of credit in the amount of $25.0 million with Starfire Holding Corporation or Starfire, an affiliate of Mr. Icahn. The outstanding balance, including accrued interest, was due and payable on January 2, 2007. As of December 31, 2003, Fresca, LLC had $25.0 million outstanding. The note bore interest on the unpaid principal balance from January 2, 2002 until maturity at the rate per annum equal to the prime rate, as established by Fleet Bank, from time to time, plus 2.75%. Interest was payable semi-annually in arrears on the first day of January and July, and at maturity. The note was guaranteed by Mr. Icahn. The note was repaid during May 2004. The interest rate at December 31, 2003 was 6.75%. During the years ended December 31, 2004, 2003 and 2002, Fresca, LLC paid $0.7 million, $1.2 million and $0.4 million, respectively.

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

On March 26, 2003, NEG Holdings distributed the $10.9 million note outstanding under NEG’s revolving credit facility as a priority distribution to NEG, thereby canceling the note. Also, on March 26, 2003, NEG, Arnos and Operating LLC entered into an agreement to assign the credit facility to Operating LLC. Effective with this assignment, Arnos amended the credit facility to increase the revolving commitment to $150 million, increase the borrowing base to $75.0 million and extend the revolving due date until June 30, 2004. Concurrently, Arnos extended a $42.8 million loan to Operating LLC under the amended credit facility. Operating LLC then distributed $42.8 million to NEG Holdings which, thereafter, made a $40.5 million priority distribution and a $2.3 million guaranteed payment to NEG. NEG utilized these funds to pay the entire amount of the long-term interest payable on the Notes and interest accrued thereon outstanding on March 27, 2003. The Arnos facility was canceled on December 29, 2003 in conjunction with a third party bank financing.

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

f. Other

At December 31, 2002, we held a $250 million note receivable from Mr. Icahn, which was repaid in October 2003. Interest income of $7.9 million was earned on this loan in the year ended December 31, 2003, and is included in interest income in the accompanying consolidated statements of operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2005, in connection with the issuance by us of depositary units in connection with the NEG Holdings, Panaco, GBH and Atlantic Coast transactions, we entered into a registration rights agreement with entities affiliated with Mr. Icahn.

4.	Oil & Gas

We conduct our Oil & Gas operations through our wholly-owned subsidiary, NEG Oil & Gas (formerly AREP Oil & Gas). NEG Oil & Gas includes our 50.01% ownership interest in NEG, its 50% membership interest in NEG Holdings, its indirect 50% membership interest (through NEG) in NEG Holdings, and its 100% ownership interest in National Onshore and National Offshore. Our oil and gas operations consist of exploration, development, and production operations principally in Texas, Oklahoma, Louisiana and Arkansas and offshore in the Gulf of Mexico.

Summary balance sheets for NEG Oil & Gas as of December 31, 2005 and 2004, included in the consolidated balance sheet, are as follows (in $000s):

	December 31,
	2005	2004

Current assets	$172,188	$81,748
Oil and gas properties, full cost method	742,459	527,384
Other noncurrent assets	43,648	40,492

Total assets	$958,295	$649,624

Current liabilities	$103,726	$48,832
Noncurrent liabilities	360,479	123,651

Total liabilities	$464,205	$172,483

Summarized income statement information for the years ended December 31, 2005, 2004 and 2003 is as follows (in $000s):

	Years Ended December 31,
	2005	2004	2003

Gross oil and gas revenues:	$312,661	$161,055	$108,713
Realized derivatives losses	(51,263)	(16,625)	(8,309)
Unrealized derivatives losses	(69,254)	(9,179)	(2,614)

Oil and gas revenues	192,144	135,251	97,790
Plant revenues	6,710	2,737	2,119

Total revenues	198,854	137,988	99,909

Cost and expenses:
Total oil and gas operating expenses	54,800	31,075	22,345
Depreciation, depletion and amortization	91,100	60,123	39,455
General and administrative expenses	15,433	13,737	7,769

	161,333	104,935	69,569

Operating income	$37,521	$33,053	$30,340

Oil and gas operating expenses comprise expenses that are directly attributable to exploration, development and production operations including lease operating expenses, transportation expenses, gas plant operating expenses, ad valorem and production taxes.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 3 above, substantially all of our oil and gas properties were acquired in transactions with affiliates of Mr. Icahn. The acquisition of entities under common control is required to be accounted for under the “as if pooling” method during the period of common control. As a result of this method of accounting, the assets and liabilities of National Onshore, National Offshore and NEG Holdings are included in the consolidated financial statements at historical cost. All prior period financial statements of the Company include the consolidated results of operations and cash flows of the acquired entities. The period of common control for National Onshore began September 1, 2003, when it emerged from bankruptcy. The period of common control for National Offshore began November 16, 2004, when it emerged from bankruptcy.

The membership interest acquired in NEG Holdings constitutes all of the membership interests other than the membership interest already owned by NEG, which is itself 50.01% owned by us. As a result of the acquisition of the additional direct interest in NEG Holdings, we are the primary beneficiary of NEG Holdings in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities and consolidate the financial results of NEG Holdings since September 1, 2001, the period of common control.

For financial reporting purposes, earnings, capital contributions and capital distributions prior to the acquisitions have been allocated to the General Partner.

Other Acquisitions and Dispositions

In March 2005, NEG Oil & Gas purchased an additional interest in the Longfellow Ranch oil and gas property for $31.9 million. The Longfellow Ranch is located in Pecos County, Texas and includes the Val Verde basin, a gas producing area.

In November 2005, NEG Oil & Gas purchased oil and gas properties and acreage in the Minden Field near its existing properties in East Texas for $82.3 million, after purchase price adjustments. The Minden Field property acquisition includes 3,500 net acres with 17 producing properties.

In March 2005, NEG Oil & Gas sold its rights and interest in West Delta 52, 54, and 58 to an unrelated third party in exchange for the assumption of existing future asset retirement obligations on the properties and a cash payment of $0.5 million. The estimated fair value of the asset retirement obligations assumed by the purchaser was $16.8 million. In addition, NEG Oil & Gas transferred to the purchaser $4.7 million in an escrow account that had been funded relating to the asset retirement obligations on the properties. The full cost pool was reduced by $11.6 million and no gain or loss was recognized on the transaction.

In December 2005, NEG Oil & Gas sold its investment in an equity method investee for a gain of $5.5 million. This amount is included in other income (expense) in the accompanying consolidated statement of operations.

NEG Oil & Gas Credit Facility

On December 22, 2005, NEG Oil & Gas completed a new $500.0 million senior secured revolving credit facility, or the revolving credit facility. The initial borrowing base is $335 million, of which $300.0 million was drawn at closing. This facility will mature in December 2010 and is secured by substantially all of the assets of NEG Oil & Gas and its subsidiaries. The borrowing base will be re-determined semi-annually based on, among other things, the lenders’ review of NEG Oil & Gas’ mid-year and year-end reserve reports.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Costs

Capitalized costs as of December 31, 2005 and 2004 relating to oil and gas producing activities are as follows (in $000s):

	December 31,
	2005	2004

Proved properties	$1,229,923	$923,094
Other property and equipment	6,029	5,595

Total	1,235,952	928,689
Less: Accumulated depreciation, depletion and amortization	493,493	401,305

	$742,459	$527,384

Costs incurred in connection with property acquisition, exploration and development activities for the years ended December 31, 2005, 2004 and 2003 were as follows (in $000s except depletion rate):

	December 31,
	2005	2004	2003

Acquisitions	$114,244	$128,673	$184,667
Exploration costs	75,357	62,209	6,950
Development costs	124,305	52,765	29,640

Total	$313,906	$243,647	$221,257

Depletion rate per Mcfe	$2.33	$2.11	$1.85

As of December 31, 2005, 2004 and 2003, all capitalized costs relating to oil and gas activities have been included in the full cost pool.

Supplemental Reserve Information (Unaudited)

The accompanying tables present information concerning our oil and natural gas producing activities during the years ended December 31, 2005, 2004 and 2003 and are prepared in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Estimates of our proved reserves and proved developed reserves were prepared by independent firms of petroleum engineers, based on data supplied to them by NEG Oil & Gas. Estimates relating to oil and gas reserves are inherently imprecise and may be subject to substantial revisions due to changing prices and new information, such as reservoir performance, production data, additional drilling and other factors becomes available.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proved reserves are estimated quantities of oil, natural gas, condensate and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Natural gas liquids and condensate are included in oil reserves. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or existing wells on which a relatively major expenditure is required for recompletion. Natural gas quantities represent gas volumes which include amounts that will be extracted as natural gas liquids. Our estimated net proved reserves and proved developed reserves of oil and condensate and natural gas for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Crude Oil	Natural Gas
	(Barrels)	(Thousand
		cubic feet)

December 31, 2002	5,208,673	122,567,337
Reserves of National Onshore purchased from affiliate of general partner	1,120,400	41,440,700
Sales of reserves in place	(25,399)	(744,036)
Extensions and discoveries	494,191	61,637,828
Revisions of previous estimates	2,344,071	(2,728,657)
Production	(976,374)	(15,913,351)

December 31, 2003	8,165,562	206,259,821
Reserves of National Offshore purchased from affiliate of general partner	5,203,599	25,981,749
Sales of reserves in place	(15,643)	(344,271)
Extensions and discoveries	524,089	50,226,279
Revisions of previous estimates	204,272	9,810,665
Production	(1,484,005)	(18,895,077)

December 31, 2004	12,597,874	273,039,166

Purchase of reserves in place	483,108	94,937,034
Sales of reserves in place	(624,507)	(7,426,216)
Extensions and discoveries	743,019	79,591,588
Revisions of previous estimates	494,606	17,015,533
Production	(1,789,961)	(28,106,819)

December 31, 2005	11,904,139	429,050,286

Proved developed reserves:
December 31, 2003	6,852,118	125,765,372

December 31, 2004	8,955,300	151,765,372

December 31, 2005	8,340,077	200,519,972

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standardized Measure Information (Unaudited)

The calculation of estimated future net cash flows in the following table assumed the continuation of existing economic conditions and applied year-end prices (except for future price changes as allowed by contract) of oil and gas to the expected future production of such reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing those reserves.

The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair market value of our oil and gas reserves. These estimates reflect proved reserves only and ignore, among other things, changes in prices and costs, revenues that could result from probable reserves which could become proved reserves in later years and the risks inherent in reserve estimates. The standardized measure of discounted future net cash flows relating to proved oil and gas reserves as of December 31, 2005 and 2004 is as follows (in $000s):

	December 31,
	2005	2004

Future cash inflows	$4,891,094	$2,203,900
Future production and development costs	(1,556,792)	(836,092)
Future income taxes	—	(32,979)

Future net cash flows	3,334,302	1,334,829
Annual discount (10%) for estimating timing of cash flows	(1,562,242)	(563,549)

Standardized measure of discounted future net cash flows	$1,772,060	$771,280

Principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2005, 2004 and 2003 was (in $000s):

	December 31,
	2005	2004	2003

Beginning of year	$771,280	$620,498	$310,632
Sales of reserves in place	(34,820)	(1,376)	(2,476)
Sales and transfers of crude oil and natural gas produced net of production costs	(212,550)	(130,640)	(74,186)
Net change in prices and production costs	408,908	16,686	77,205
Development costs incurred during the period and changes in estimated future development costs	(150,639)	(96,236)	(70,350)
Acquisitions of reserves	415,208	75,239	101,804
Extensions and discoveries	411,092	193,022	211,325
Revisions of previous quantity estimates	68,937	31,730	37,718
Accretion of discount	77,128	62,050	34,457
Income taxes	24,097	—	—
Changes in production rates and other	(6,581)	307	(5,631)

End of year	$1,772,060	$771,280	$620,498

During recent years, there have been significant fluctuations in the prices paid for crude oil in the world markets. This situation has had a destabilizing effect on crude oil posted prices in the United States, including the posted prices paid by purchasers of our crude oil. The net weighted average prices of crude oil and natural gas as of December 31, 2005, 2004 and 2003 was $57.28, $41.80 and $29.14 per barrel of crude oil and $9.59, $5.93 and $5.89 per thousand cubic feet of natural gas.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Gaming

We own and operate gaming properties in Las Vegas and Atlantic City. Our Las Vegas properties include the Stratosphere Casino Hotel and Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Our Atlantic City operations are based on our ownership of The Sands Hotel and Casino in Atlantic City, New Jersey through our majority ownership of Atlantic Coast.

As discussed in Note 3 above, substantially all of our gaming properties were acquired in transactions with affiliates of Mr. Icahn. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to the pooling of interest method and the financial statements are combined from the date of acquisition by an entity under common control. The financial statements include the consolidated results of operations, financial position and cash flows of our properties from the date Mr. Icahn obtained control, or the date of common control.

On September 29, 2005, GB Holdings filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of this filing we determined that we no longer control GB Holdings, for accounting purposes, and deconsolidated our investment effective September 30, 2005. Further, as a result of the bankruptcy, impairment charges of $52.4 million were recorded (see Note 16).

In the year ended December 31, 2004, we recorded an impairment loss of $15.6 million on our equity investment in GBH. The purchase price pursuant to our agreement to purchase additional shares in 2005 indicated that the fair value of our investment was less than our carrying value. An impairment charge was recorded to reduce the carrying value to the value implicit in the purchase agreement

Summary balance sheets for our Gaming segment as of December 31, 2005 and 2004, included in the consolidated balance sheet, are as follows (in $000s):

	December 31,
	2005	2004

Current assets	$158,250	$122,554
Property, plant and equipment, net	441,059	445,400
Other assets	57,632	69,714

Total assets	$656,941	$637,668

Current liabilities	$59,271	$105,385
Long term debt	217,335	220,633
Other liabilities	14,926	53,733

Total liabilities	$291,532	$379,751

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized income statement information for the years ended December 31, 2005, 2004 and 2003 is as follows (in $000s):

	December 31,
	2005	2004	2003

Revenues:
Casino	$329,789	$325,615	$302,701
Hotel	73,924	65,561	58,253
Food and beverage	92,006	88,851	81,545
Tower, retail and other income	38,668	37,330	34,059

Gross revenues	534,387	517,357	476,558
Less promotional allowances	44,066	46,521	46,189

Net revenues	490,321	470,836	430,369

Expenses:
Casino	110,821	112,452	113,941
Hotel	31,734	27,669	24,751
Food and beverage	60,284	56,425	53,471
Tower, retail and other	16,715	14,905	15,305
Selling, general and administrative	172,947	169,736	165,754
Depreciation and amortization	37,641	38,414	34,345

	430,142	419,601	407,567

Operating income	$60,179	$51,235	$22,802

On January 5, 2004, ACEP entered into an agreement to acquire Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Mr. Icahn and an entity affiliated with Mr. Icahn, for an aggregate consideration of $125.9 million. Upon closing, we transferred 100% of the common stock of Stratosphere to ACEP. As a result, following the acquisition and contributions, ACEP owns and operates three gaming and entertainment properties in the Las Vegas metropolitan area. We consolidate ACEP and its subsidiaries in our financial statements.

On November 29, 2005, AREP Gaming LLC, our subsidiary, entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, or the Flamingo, in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s Entertainment, or Harrah’s for $170.0 million. Completion of the transaction is subject to regulatory approval and is expected to close in mid-2006. We intend to assign the right to purchase the Flamingo to ACEP. The allocation of the purchase price is subject to agreement by Harrah’s. The amount to be attributed to the Flamingo has not yet been determined. We will own and operate the Flamingo as part of ACEP and the Atlantic City property will be owned by AREP Gaming LLC. ACEP obtained proposals to increase its senior secured revolving credit facility to $60.0 million, which it plans to utilize, together with its excess cash to purchase the Flamingo and fund the additional capital spending estimated to be approximately $40.0 million through 2006.

The Flamingo owns approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. The Flamingo features the largest hotel in Laughlin with 1,907 hotel rooms, a 57,000 square foot casino, seven dining options, 2,420 parking spaces, over 35,000 square feet of meeting space and a 3,000-seat outdoor amphitheater

6.	Real Estate

Our real estate operations consists of rental real estate, property development, and associated resort activities.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized income statement information attributable to real estate operations is as follows (in $000s):

	Year Ended December 31,
	2005	2004	2003

Revenues:
Rental real estate:
Interest income on financing leases	$7,299	$9,880	$13,115
Rental income	9,157	8,771	7,809
Property development	58,270	26,591	13,266
Resort operations	25,911	16,210	12,377

Total revenues	100,637	61,452	46,567

Operating expenses:
Rental real estate	4,198	7,739	5,315
Property development	47,130	22,313	12,187
Resort operations	27,963	16,592	11,358

Total expenses	79,291	46,644	28,860

Operating income	$21,346	$14,808	$17,707

Rental Real Estate

As of December 31, 2005, we owned 55 rental real estate properties. These primarily consist of fee and leasehold interests in real estate in 25 states. Most of these properties are net-leased to single corporate tenants. Approximately 84% of these properties are currently net-leased, 6% are operating properties and 10% are vacant.

Property Development and Associated Resort Activities

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

A summary of real estate assets as of December 31, 2005 and 2004, included in the consolidated balance sheet, is as follows (in $000s):

	December 31,
	2005	2004

Rental Properties:
Finance leases, net	$73,292	$85,281
Operating leases	50,012	49,118
Property development	116,007	106,537
Resort properties	46,383	50,132

Total real estate	$285,694	$291,068

In addition to the above are properties held for sale. The amount included in other current assets related to such properties was $27.2 million and $58.0 million at December 31, 2005 and 2004, respectively. The operating results of certain of these properties are classified as discontinued operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Leased to Others Accounted for Under the Financing Method

Real estate leased to others accounted for under the financing method is summarized as follows (in $000s):

	December 31,
	2005	2004

Minimum lease payments receivable	$79,849	$97,725
Unguaranteed residual value	43,429	48,980

	123,278	146,705
Less unearned income	46,239	57,512

	77,039	89,193
Less current portion of lease amortization	3,747	3,912

	$73,292	$85,281

The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 2005 (in $000s):

2006	$10,484
2007	9,570
2008	8,214
2009	7,993
2010	5,067
Thereafter	38,521

$79,849

At December 31, 2005 and 2004, $65.4 and $73.1 million, respectively, of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.

Real Estate Leased to Others Accounted for Under the Operating Method

Real estate leased to others accounted for under the operating method is summarized as follows (in $000s):

	December 31,
	2005	2004

Land	$12,449	$13,666
Commercial Buildings	56,256	45,972

	68,705	59,638
Less accumulated depreciation	18,693	10,520

	$50,012	$49,118

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the anticipated future receipts of minimum lease payments under non-cancelable leases at December 31, 2005 (in $000s):

2006	$12,921
2007	12,286
2008	11,809
2009	10,602
2010	9,437
Thereafter	31,248

$88,303

At December 31, 2005 and 2004, $21.0 million and $14.2 million, respectively, of net real estate leased to others was pledged to collateralize the payment of non-recourse mortgages payable.

Property Held for Sale

We market for sale portions of our commercial real estate portfolio. Sales activity was as follows (in $000s, except unit data):

	December 31,
	2005	2004	2003

Properties sold	14	57	9
Proceeds received	$52,525	$254,424	$21,164
Mortgage debt repaid	$10,702	$93,845	$4,375
Total gain recorded	$16,315	$80,459	$10,474
Gain recorded in continuing operations	$176	$5,262	$7,121
Gain recorded in discontinued operations(i)	$16,139	$75,197	$3,353

(i)	In addition to gains on the rental portfolio of $16.1 million, a gain of $5.7 million on the sale of a resort property was recognized in 2005.

The following is a summary of property held for sale (in $000s):

	December 31,
	2005	2004

Leased to others	$29,230	$74,444
Vacant	1,049	450

	30,279	74,894
Less accumulated depreciation	3,046	16,873

	$27,233	$58,021

At December 31, 2005 and 2004, $19.8 and $34.9 million, respectively, of real estate held for sale was pledged to collateralize the payment of non-recourse mortgages payable.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

The following is a summary of income from discontinued operations (in $000s):

	December 31,
	2005	2004	2003

Rental income	$4,157	$14,804	$22,374
Hotel and resort operating income	709	3,868	6,128

	4,866	18,672	28,502

Mortgage interest expense	1,165	3,494	6,837
Depreciation and amortization	250	1,319	5,108
Property expenses	1,401	3,927	4,268
Hotel and resort operating expenses	637	3,800	5,680

	3,453	12,540	21,893

Income from discontinued operations	$1,413	$6,132	$6,609

Other

In July 2004, we purchased two Vero Beach, Florida waterfront communities, Grand Harbor and Oak Harbor (“Grand Harbor”), including their respective golf courses, tennis complex, fitness center, beach club and clubhouses. The acquisition also included properties in various stages of development, including land for future residential development, improved lots and finished residential units ready for sale. The purchase price was $75 million, which included $62 million of land and construction in progress. We plan to invest in the further development of these properties and the enhancement of the existing infrastructure.

7.	Home Fashion

We conduct our home fashion operations through our indirect majority ownership in WPI. On August 8, 2005, WPI consummated the purchase of substantially all of the assets of WestPoint Stevens Inc., a manufacturer of home fashion products, pursuant to an Asset Purchase Agreement, dated June 23, 2005, which was subsequently approved by the U.S. Bankruptcy Court. The acquisition was made in furtherance of our objective of acquiring undervalued companies in distressed or out of favor industries.

WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products including, among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI also operates 33 retail outlet stores that sell home fashion products, including, but not limited to, WPI’s home fashion products. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. In consideration for the shares, we paid $219.9 million in cash and received the balance in respect of a portion of the debt of WestPoint Stevens. Pursuant to the asset purchase agreement, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WestPoint Stevens. Under the asset purchase agreement and the bankruptcy court order approving the sale, we would receive rights to subscribe for 2.5 million of such shares and we agreed to purchase up to an additional 8.6 million shares of common stock to the extent that any rights were not exercised. Accordingly, upon completion of the rights offering and depending upon the extent to which the other holders exercise certain subscription rights, we would beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million shares that would then be outstanding.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The foregoing description assumes that the subscription rights are allocated and exercised in the manner set forth in the asset purchase agreement and the sale order. However, certain of the first lien creditors appealed portions of the bankruptcy court’s ruling. In connection with that appeal, the subscription rights distributed to the second lien lenders at closing were placed in escrow. We are vigorously contesting any changes to the sale order. Depending on the implementation of any changes to the bankruptcy court order, then ownership in WPI may be distributed in a different manner than described above and we may own less than a majority of WPI’s shares of common stock. Our loss of control of WPI could adversely affect WPI’s business and the value of our investment.

In addition, we consolidated the results and balance sheet of WPI as of December 31, 2005 and for the period from the date of acquisition through December 31, 2005. If we were to own less than 50% of the outstanding common stock and lose control of WPI, we no longer would consolidate it and our financial statements could be materially different than those presented as of December 31, 2005 and for the year then ended.

The aggregate consideration paid for the acquisition was as follows (in $000s):

Book value of first and second lien debt	$205,850
Cash purchases of additional equity	187,000
Exercise of rights	32,881
Transaction costs	2,070

$427,801

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 8, 2005. The initial purchase price allocations are based on estimated fair values as determined by independent appraisers and may be adjusted within one year of the purchase date as we complete our detailed valuation work (in $000s):

	August 8,	Excess	Basis
	2005	Fair Value	August 8,
	Fair Value	Over Cost	2005

Current assets	$588,000	$—	$588,000
Property and equipment	294,360	(98,399)	195,961
Intangible assets	35,700	(12,298)	23,402

Assets acquired	918,060	(110,697)	807,363

Current liabilities	111,363	—	111,363
Other liabilities	11,044	—	11,044

Liabilities assumed	122,407	—	122,407

Net assets acquired	$795,653	$(110,697)	684,956

Minority interest at acquisition			(257,155)

			$427,801

The amount allocated to intangible assets was attributed to trademarks, which have been determined to have an indefinite life.

Our basis in WPI is less than our share of the equity in WPI by $110.7 million. The excess of fair value over cost of net assets acquired has been reflected as a reduction of long-lived assets in our consolidated balance sheet. Fixed assets were reduced by $98.4 million and intangible assets were reduced by $12.3 million. A reduction in depreciation expense of $10.2 million for the period to December 31, 2005 was recorded related to the excess of fair value over cost that had been assigned to fixed assets.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary balance sheet for Home Fashion as of December 31, 2005 as included in the consolidated balance sheet and as of August 8, 2005, the acquisition date, is as follows (in $000s):

	December 31,	August 8,
	2005	2005

Current assets	$583,496	$588,000
Property plant and equipment, net	166,026	195,961
Intangible assets	23,402	23,402

Total assets	$772,924	$807,363

Current liabilities	$103,931	$111,363
Other liabilities	5,214	11,044

Total liabilities	$109,145	$122,407

As of December 31, 2005, certain adjustments have been made to the opening balance sheet to reflect adjustments to original estimates made.

Summarized statement of operations information for the period from August 8, 2005 to December 31, 2005, is as follows (in $000s):

Revenues	$472,681
Expenses:
Cost of sales	421,408
Selling, general and administrative	73,702

Operating loss	$(22,429)

Total depreciation for the period was $19.4 million, of which $16.0 million was included in cost of sales and $3.4 million was included in selling, general and administrative expenses.

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

	Twelve Months Ended December 31, 2005
	AREP	WPI	Pro Forma Adjustments	Total
		(January 1, 2005
		to August 7, 2005)
	(In $000s)

Revenues	$1,262,493	$728,362	$—	$1,990,855

Income (loss) from continuing operations	$(50,306)	$(157,935)	$98,487	$(109,754)

Net income (loss)	$(27,044)	$(157,935)	$98,487	$(86,492)

Basic earnings (loss) per LP units:
Income (loss) from continuing operations	$(0. 82)			$(1.90)
Income from discontinued operations	0.42			0.42

Basic earnings (loss) per LP units	$(0.40)			$(1.48)

Diluted earnings (loss) per LP unit:
Income (loss) from continuing operations	$(0.82)			$(1.90)
Income from discontinued operations	0.42			0.42

Diluted earnings (loss) per LP unit	$(0.40)			$(1.48)

	Twelve Months Ended December 31, 2004
	AREP	WPI	Pro forma adjustments	Total
	(In $000s)

Revenues	$670,276	$1,618,684	$—	$2,288,960

Income (loss) from continuing operations	$72,425	$(183,275)	$178,954	$68,104

Net income (loss)	$153,754	$(183,275)	$178,954	$149,433

Basic earnings (loss) per LP unit:
Income from continuing operations	$1.11			$1.02
Income from discontinued operations	1.73			1.73

	$2.84			$2.75

Diluted earnings (loss) per LP unit:
Income from continuing operations	$1.09			$1.01
Income from discontinued operations	1.55			1.54

Basic earnings per LP unit	$2.64			$2.55

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma adjustments relate, principally, to the elimination of interest expense, bankruptcy expense and other expenses at WPI, a reduction in interest income of AREP and adjustments to reflect AREP’s depreciation expense based on values assigned in applying purchase accounting. WPI balances included in the pro forma table for the twelve months ended December 31, 2004 are derived from the audited financial statements of WestPoint for that period. Unaudited WPI balances included in the pro forma table for the twelve months ended December 31, 2005 are for the period from January 1, 2005 to August 7, 2005. Data for the period from August 8, 2005, the acquisition date, to December 31, 2005 are included in AREP’s results.

As discussed in Note 25, legal proceedings with respect to the acquisition have begun and are ongoing.

8.	Investments

Investments consist of the following (in $000s):

	December 31, 2005		December 31, 2004
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value

Trading securities:
Current Investments:
U.S. Government and agency obligations	$2,825	$2,853	$—	$—
Marketable equity and debt securities	451,575	456,671	—	—
Other debt securities	28,535	28,454	—	—

Total current trading	482,935	487,978	—	—

Available for Sale
Current Investments
U.S. Government and agency obligations	493	493	96,840	96,840
Marketable equity and debt securities	329,292	329,400	2,248	2,248
Other debt securities	2,828	2,828	—	—

Total current available for sale	332,613	332,721	99,088	99,088

Total current investments	$815,548	$820,699	$99,088	$99,088

Non-Current Investments:
U.S. Government and agency obligations	$—	$—	$5,491	$5,491
Marketable equity and debt securities:
WestPoint Stevens	—	—	205,850	205,850
Other securities	15,964	15,964	40,098	40,098

Total non-current	$15,964	$15,964	$251,439	$251,439

Proceeds from the sales of available for sale securities were $46,848, $82,300 and $6,185 for the years ended December 31, 2005, 2004 and 2003, respectively. The gross realized gains on available for sale securities sold for the years ended December 31 2005, 2004 and 2003 were $7,422, $37,200 and $2,607 respectively. For purposes of determining gains and losses, the cost of securities is based on specific identification. Net unrealized holding gains (losses) on available for sale securities in the amount of $230, $(9,535) and $9,655 for the years ended December 31, 2005, 2004 and 2003, respectively, have been included in accumulated other comprehensive income.

In the third quarter of 2005, we began using the services of an unaffiliated third party investment manager to manage certain fixed income investments. At December 31, 2005, $448.8 million had been invested at the discretion of such manager in a diversified portfolio consisting predominantly of short-term investment grade debt securities.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments managed by the third party investment manager are classified as trading securities in the accompanying consolidated balance sheets.

Securities Sold Not Yet Purchased

At December 31, 2005, and 2004 liabilities of $75.9 million and $90.7 million, respectively, had been recorded related to short sales of securities.

Margin Liability on Marketable Securities

At December 31, 2005, a liability of $131.1 million had been recorded related to purchases of securities from broker that had been made on margin. The margin liability is secured by the securities we purchased and cannot exceed certain pre-established percentages (currently 50%) of the fair market value of the securities collateralizing the liability. If the balance of the margin exceeds certain pre-established percentages of the fair market value of the securities collateralizing the liability, we will be subject to a margin call and required to fund the account to return the margin balance to certain pre-established percentages of the fair market value of the securities collateralizing the liability.

Other

Included in other securities is an investment of 4.4% of the common stock of Philip Services Corp., an entity controlled by related parties. The investment has a cost basis of $0.7 million which is net of significant impairment charges taken in prior years, including $18.8 million in 2003 that is included in other income (expense) in the accompanying consolidated statement of operations.

9.	Trade, Notes and Other Receivables, Net

Trade, notes and other receivables, net consist of the following (in $000s):

	December 31,
	2005	2004

Trade receivables — Home Fashion	$173,050	$—
Allowance for doubtful accounts — Home Fashion	(8,313)	—
Trade receivables — Oil & Gas	58,956	42,959
Allowance for doubtful accounts — Oil & Gas	(5,572)	(6,988)
Other	36,893	69,515

	$255,014	$105,486

10.	Other Current Assets

Other current assets consist of the following (in $000s):

	December 31,
	2005	2004

Assets held for sale	$49,876	$58,021
Restricted cash	161,210	142,857
Other	76,899	8,540

	$287,985	$209,418

At December 31, 2005 assets held for sale consists of $27.2 million of real estate assets and $22.6 million of WPI assets held for sale. At December 31, 2004 all the assets held for sale related to the real estate segment.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash is primarily composed of funds required as collateral for the outstanding short security position. Additionally there are restricted cash balances for escrow deposits and funds held in connection with collateralizing letters of credit.

11.  Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in $000s):

	December 31,
	2005	2004

Land	$182,539	$171,710
Buildings and improvements	374,160	330,029
Proved oil and gas properties	1,229,923	924,252
Machinery, equipment and furniture	357,018	203,001
Assets leased to others (see Note 6)	141,997	144,866
Construction in progress	69,893	52,079

	2,355,530	1,825,937

Less accumulated depreciation, depletion and amortization	(720,292)	(562,085)

Net property, plant and equipment	$1,635,238	$1,263,852

Depreciation, depletion and amortization expense related to property, plant and equipment for the years ended December 31, 2005, 2004 and 2003 was $153.5 million, $103.9 million and $78.2 million, respectively.

During 2005, we began to incur operating losses relating to the operation of The Sands. However, The Sands continues to generate positive cash flow. We believe that our efforts to improve profitability will lead to a reversal of these operating losses. However, as there is no guarantee that our efforts will be successful and we continue to evaluate whether there is an impairment under SFAS No. 144. In the event that a change in operations results in a future reduction of cash flows, we may determine that an impairment under SFAS 144 has occurred at The Sands, and an impairment charge may be required. The carrying value of property, plant and equipment of The Sands at December 31, 2005 was $155.5 million.

12.	Other Non-Current Assets

Other non-current assets consist of the following (in $000s):

	December 31,
	2005	2004

Deferred taxes	$51,511	$56,416
Deferred finance costs, net of accumulated amortization of $4,076 and $3,179 as of December 31, 2005 and 2004, respectively	29,822	17,178
Restricted deposits	24,805	23,519
Other	1,660	28,448

	$107,798	$125,561

Restricted deposits primarily represent amounts escrowed with respect to asset retirement obligations at our oil and gas operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in $000s):

	December 31,
	2005	2004

Asset retirement obligations (see Note 21)	$41,228	$56,524
Derivative liability (see Note 22)	17,893	7,766
Other long-term liabilities	29,964	28,499

	$89,085	$92,789

14.	Minority Interests

Minority interests consist of the following (in $000s):

	December 31,
	2005	2004

WPI	$247,015	$—
Atlantic Coast	57,584	—
GBH	—	17,740

	$304,599	$17,740

15.	Long-Term Debt

Long-term debt consists of the following (in $000s):

	December 31,
	2005	2004

Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$—
Senior unsecured 8.125% notes due 2012 — AREP, net of discount	350,922	350,598
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facilities — NEG Oil & Gas	300,000	51,834
Mortgages payable	81,512	91,896
GBH Notes (see Note 16)	—	43,741
Other	8,387	6,738

Total long-term debt	1,435,821	759,807
Less: current portion, including debt related to real estate held for sale	24,155	76,679

	$1,411,666	$683,128

Senior unsecured notes — AREP

Senior unsecured 7.125% notes due 2013

On February 7, 2005, AREP and American Real Estate Finance Corp., or AREF, closed on their offering of senior notes due 2013. AREF, a wholly-owned subsidiary of the Company, was formed solely for the purpose of serving as a co-issuer of debt securities. AREF does not have any operations or assets and does not have any revenues. The notes, in the aggregate principal amount of $480 million, were priced at 100% of principal amount. The notes have a fixed annual interest rate of 7 1/8%, which will be paid every six months on February 15 and

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 15. The notes will mature on February 15, 2013. AREH is a guarantor of the debt. No other subsidiaries guarantee payment on the notes.

As described below, the notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates.

Senior unsecured 8.125% notes due 2012

On May 12, 2004, AREP and AREF closed on their offering of senior notes due 2012. The notes, in the aggregate principal amount of $353 million, were priced at 99.266% of principal amount. The notes have a fixed annual interest rate of 8 1/8%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The notes will mature on June 1, 2012. AREH is a guarantor of the debt. No other subsidiaries guarantee payment on the notes.

As described below, the notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things; incur additional debt; pay dividends or make distributions; repurchase stock; create liens; and enter into transactions with affiliates.

Senior unsecured notes restrictions and covenants — AREP

Both of our senior unsecured notes issuances restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of December 31, 2005, such ratio was less than 1.75 to 1.0, and accordingly, we and AREH could have incurred up to approximately $1.4 billion of additional indebtedness.

In addition, both issues of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. The applicable terms of the indentures, for purposes of calculating this ratio, exclude from cash flow of AREP and guarantors the net income (loss) of our non-guarantor subsidiaries (and other amounts including interest expense, depreciation, and other non-cash items deducted in calculating a subsidiary’s net income), but include cash and cash equivalents received from investments or subsidiaries. For the four quarters ended December 31, 2005, the ratio of cash flow to fixed charges was in excess of 1.5 to 1.0. If the ratio were less than 1.5 to 1.0, we would be deemed to have satisfied this test if there were deposited cash, which together with cash previously deposited for such purpose and not released, equal to the amount of interest payable on the notes for one year (approximately $63 million). If at any subsequent quarterly determination date, the ratio is at least 1.5 to 1.0, such deposited funds would be released to us.

The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of December 31, 2005, such ratio was in excess of 1.5 to 1.0.

The notes also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

As of December 31, 2005, we were in compliance with each of the covenants contained in our senior unsecured notes. We expect to be in compliance with each of the debt covenants for the period of at least twelve months from December 31, 2005.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior secured 7.85% notes due 2012 — ACEP

In January 2004, ACEP issued senior secured notes due 2012. The notes, in the aggregate principal amount of $215.0 million, bear interest at the rate of 7.85% per annum, which will be paid every six months, on February 1, and August 1.

ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2005, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will preclude our receiving payments from the operations of our principal hotel and gaming properties.

Additionally, ACEP’s senior secured revolving credit facility allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At December 31, 2005, there were no borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, ACEP’s ratio of net property, plant and equipment for key properties, as defined, to consolidated first lien debt be not less than 5.0 to 1.0 and ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At December 31, 2005, we were in compliance with the relevant covenants. ACEP has obtained proposals to increase their facility to $60.0 million.

Borrowings under credit facilities — Mizuho

On December 29, 2003, NEG Operating LLC entered into a credit agreement with certain commercial lending institutions, including Mizuho Corporate Bank, Ltd. as Administrative Agent and Bank of Texas, N.A. and Bank of Nova Scotia as Co-Agents.

The credit agreement provided for a loan commitment amount of up to $145.0 million and a letter of credit commitment of up to $15.0 million (provided, the outstanding aggregate amount of the unpaid borrowings, plus the aggregate undrawn face amount of all outstanding letters of credit shall not exceed the borrowing base under the credit agreement). Borrowings under the credit agreement were purchased by us in December, 2005 coincident with the entrance into the senior secured revolving credit facility described below.

As of December 31, 2004, the outstanding balance under the credit facility was $51.8 million.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NEG Oil & Gas LLC Senior Secured Revolving Credit Facility

On December 22, 2005, NEG Oil & Gas entered into a credit facility, dated as of December 20, 2005, with Citicorp USA, Inc. as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lender parties.

Under the credit facility, NEG Oil & Gas will be permitted to borrow up to $500 million. Borrowings under the revolving credit facility will be subject to a borrowing base determination based on the oil and gas properties of NEG Oil & Gas and its subsidiaries and the reserves and production related to those properties. The initial borrowing base is set at $335 million and will be subject to semi-annual redeterminations, based on engineering reports to be provided by NEG Oil & Gas by March 31 and September 30 of each year, beginning March 31, 2006. Obligations under the credit facility are secured by liens on all of the assets of NEG Oil & Gas and its wholly-owned subsidiaries. The credit facility has a term of five years and all amounts will be due and payable on December 20, 2010. Advances under the credit facility will be in the form of either base rate loans or Eurodollar loans, each as defined. At December 31, 2005, the interest rate on the outstanding amount under the credit facility was 6.44%. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.

NEG Oil & Gas used the proceeds of the initial $300 million borrowings to (1) purchase the existing obligations of its indirect subsidiary, NEG Operating, from the lenders under NEG Operating’s credit facility with Mizuho Corporate Bank, Ltd., as administrative agent, (2) to repay a National Onshore loan borrowed from AREP of approximately $85 million used to purchase properties in the Minden Field; (3) pay a distribution to AREP of $78 million, and (4) pay transaction costs.

The credit facility contains covenants that, among other things, restrict the incurrence of indebtedness by NEG Oil & Gas and its subsidiaries, the creation of liens by them, hedging contracts, mergers and issuances of securities by them, and distributions and investments by NEG Oil & Gas and its subsidiaries. The covenant restricting indebtedness allows, among other things, for the incurrence of up to $200 million principal amount of second lien borrowings or high yield debt that satisfy certain conditions specified in the credit facility. The restriction on distributions and investments allows, among other things, for distributions to AREP from the proceeds from the issuance or borrowing of second lien or high yield debt and distributions in connection with an initial equity offering, as defined, quarterly tax distributions to NEG Oil & Gas’ equity holders, repayment of currently outstanding advances by AREP to subsidiaries of NEG Oil & Gas aggregating approximately $40 million and other cash distributions to NEG Oil & Gas’ equity holders not to exceed $8 million in any fiscal year.

The credit facility also requires NEG Oil & Gas to maintain: (1) a ratio of consolidated total debt to consolidated EBITDA (for the four fiscal quarter period ending on the date of the consolidated balance sheet used to determine consolidated total debt), as defined, of not more than 3.5 to 1.0; (2) consolidated tangible net worth, as defined, of not less than $240 million, plus 50% of consolidated net income for each fiscal quarter ending after December 31, 2005 for which consolidated net income is positive; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These covenants may have the effect of limiting distributions by NEG Oil & Gas.

Obligations under the credit facility are immediately due and payable upon the occurrence of certain events of default in the credit facility, including failure to pay any principal components of any obligations when due and payable, failure to comply with any covenant or condition of any loan document or hedging contract, as defined in the credit facility, within 30 days of receiving notice of such failure, any change of control or any event of default as defined in the restated NEG Operating credit facility.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgages payable

Mortgages payable, all of which are nonrecourse to the us, are summarized below. The mortgages bear interest at rates between 4.97-7.99% and have maturities between September 1, 2008 and July 1, 2016. The following is a summary of mortgages payable (in $000s):

	December 31,
	2005	2004

Total mortgages	$81,512	$91,896
Less current portion and mortgages on properties held for sale	(18,104)	(31,177)

	$63,408	$60,719

The following is a summary of the contractual future payments of the mortgages (in $000s):

2006	$4,512
2007	4,849
2008	24,042
2009	6,811
2010	1,851
2011 — 2016	39,447

$81,512

16.  Impairment Charges From GB Holdings, Inc.

On September 29, 2005, GBH filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of this filing, we have determined that we no longer control GBH and have deconsolidated our investment effective the date of the bankruptcy filing. As a result of GBH’s bankruptcy, we recorded impairment charges of $52.4 million related to the write-off of the remaining carrying amount of our investment ($6.7 million) and also to reflect a dilution in our effective ownership percentage of Atlantic Coast, 41.7% of which had been owned directly by GBH ($45.7 million).

In the year ended December 31, 2004, we recorded an impairment loss of $15.6 million on our equity investment in GBH. The purchase price pursuant to our agreement to purchase additional shares in 2005 indicated that the fair value of our investment was less than our carrying value. An impairment charge was recorded to reduce the carrying value to the value implicit in the purchase agreement.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Other Income (Expense), Net

Other Income (Expense), net, is comprised of the following (in $000s)

	December 31,
	2005	2004	2003

Net realized gains (losses) on sales of marketable securities	$(26,938)	$40,159	$1,653
Unrealized losses on securities sold short	(4,178)	(18,807)	—
Unrealized gains (losses) on marketable securities	9,856	(4,812)	—
Write-down of marketable equity and debt securities	—	—	(19,759)
Minority interest	13,822	2,074	2,721
Gain on sale or disposition of real estate	176	5,262	7,121
Other	11,022	6,740	(140)

	$3,760	$30,616	$(8,404)

The net realized losses of $26.9 million in 2005 included, principally, $42.9 million in losses related to short position covering and option trades offset by $14.6 million in gains on three energy stocks that were sold during the year. The net gains in 2004 arose, principally, from the sale of a corporate bond position acquired in 2003.

The net unrealized gains on investments of $5.7 million in 2005 relate primarily to gains on equities and options in the trading portfolio net of the unrealized loss on a short position. The net unrealized loss in 2004 was due, principally, to the unrealized losses on the short position.

Minority interest increased in 2005, principally, due to the inclusion of the minority’s share of the losses of WPI.

18.	Unit Options

On June 29, 2005, we granted 700,000 nonqualified unit options (the “Options”) to our Chief Executive Officer (the “CEO”). The option agreement permits the CEO to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit. The Options vest at a rate of 100,000 units on each of the first seven anniversaries of the date of grant and expire as to 600,000 of the vested units on the seventh anniversary of the date of grant. The Options for the remaining 100,000 vested units expire on the eighth anniversary of the date of grant.

The fair value of the Options on the grant date was estimated using the Black-Scholes option-pricing model. The assumptions used in the model were as follows:

Risk free interest rate	3.5%
Volatility	30.0%
Dividend yield	0.0%
Expected life	7-8 years

As of December 31, 2005, the options had a weighted-average remaining contractual term of 6.75 years. The weighted-average grant-date fair value of the options was $9.65.

As of December 31, 2005, there was $6.6 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a period of seven years. For the year ended December 31, 2005, the amount of expense recognized for options was $491,988. No amount of expense related to options was recognized in any period prior to 2005.

As discussed in Note 29, effective March 14, 2006, Keith A. Meister became a director and was appointed to serve as Vice Chairman of the Board of API. Mr. Meister will also serve as our Principal Executive Officer. Mr. Meister will cease to be, and will cease to receive compensation as, our employee. In connection with the

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foregoing, the option grant agreement, dated June 29, 2005, between us and Mr. Meister has terminated in accordance with its terms. See Item 9B. Other Information.

19.	Preferred Units

Pursuant to rights offerings consummated in 1995 and 1997, Preferred Units were issued. The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional Preferred Units, at the rate of $.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a “Payment Date”). On any Payment Date commencing with the Payment Date on March 31, 2000, we, with the approval of the Audit Committee may opt to redeem all of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all of the Preferred Units on the same terms as any optional redemption.

Pursuant to the terms of the Preferred Units, on March 4, 2005, we declared our scheduled annual preferred unit distribution payable in additional Preferred Units at the rate of 5% of the liquidation preference of $10. The distribution was paid on March 31, 2005 to holders of record as of March 15, 2005. A total of 514,313 additional Preferred Units was issued. At December 31, 2005 and 2004, 10,800,397 and 10,286,624 Preferred Units are issued and outstanding, respectively. In February 2005, the number of authorized Preferred LP units was increased to 10,900,000.

On July 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant to SFAS No. 150, our Preferred Units, which are an unconditional obligation, have been reclassified from “Partners’ equity” to a liability account in the consolidated balance sheets and the preferred pay-in-kind distribution from July 1, 2003 forward have been and will be recorded as Interest expense in the consolidated statement of operations.

We recorded $5.3 million, $5.1 million, and $2.4 million of interest expense, in the years ended December 31, 2005, 2004, and 2003 respectively, in connection with the Preferred LP units distribution.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Earnings Per Limited Partnership Unit

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

	December 31,
	2005	2004	2003
	(In $000s except unit and per unit data)

Attributable to Limited Partners:
Basic income (loss) from continuing operations	$(44,439)	$51,139	$41,310
Add Preferred LP Unit distribution(i)	—	4,981	2,401

Income (loss) before discontinued operations	(44,439)	56,120	43,711
Income from discontinued operations	22,799	79,711	9,764

Diluted earnings	$(21,640)	$135,831	$53,475

Weighted average limited partnership units outstanding	54,085,492	46,098,284	46,098,284
Dilutive effect of redemption of Preferred LP Units	—	5,444,028	8,391,659

Weighted average limited partnership units and equivalent partnership units outstanding	54,085,492	51,542,312	54,489,943
Basic earnings:
Income (loss) from continuing operations	$(0.82)	$1.11	$0.84
Income from discontinued operations	0.42	1.73	0.21

Basic earnings (loss) per LP unit	$(0.40)	$2.84	$1.05

Diluted earnings:
Income (loss) from continuing operations	$(0.82)	$1.09	$0.80
Income from discontinued operations	0.42	1.55	0.18

Diluted earnings (loss) per LP unit	$(0.40)	$2.64	$0.98

(i)	Includes adjustment for interest expense associated with Preferred LP units distribution (See Note 19).

As their effect would have been anti-dilutive, the following number of units have been excluded from the weighted average LP units outstanding for 2005 (in 000s):

Dilutive effect of LP options issued to our CEO	0
Diluted effect of redemption of preferred LP units	3,538,196

21.  Asset Retirement Obligations — Oil & Gas

Our asset retirement obligations represent expected future costs to plug and abandon our wells, dismantle facilities, and reclamate sites at the end of the related assets’ useful lives.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005 and 2004, we had $24.3 million and $23.5 million, respectively, held in various escrow accounts relating to the asset retirement obligations for certain offshore properties, which is included in other non-current assets in the consolidated balance sheet. The following table summarizes changes in the Company’s asset retirement obligations during the years ended December 31, 2005 and 2004 (in $000s):

	December 31,
	2005	2004

Beginning of year	$56,524	$6,745
Add: Accretion	3,019	593
Drilling additions	2,067	216
National Offshore	—	49,538
Less: Revisions	(2,813)	(251)
Settlements	(431)	(24)
Dispositions	(17,138)	(293)

End of year	$41,228	$56,524

22.  Oil & Gas Derivatives

The following is a summary of our commodity price collar agreements as of December 31, 2005:

Type of Contract	Production Month	Volume per Month	Floor	Ceiling

No cost collars	Jan — Dec 2006	31,000 Bbls	41.65	45.25
No cost collars	Jan — Dec 2006	16,000 Bbls	41.75	45.40
No cost collars	Jan — Dec 2006	540,000 MMBTU	6.00	7.25
No cost collars	Jan — Dec 2006	120,000 MMBTU	6.00	7.28
No cost collars	Jan — Dec 2006	500,000 MMBTU	4.50	5.00
No cost collars	Jan — Dec 2006	500,000 MMBTU	4.50	5.00
No cost collars	Jan — Dec 2006	46,000 Bbls	60.00	68.50
(We participate in a second ceiling at $84.50 on the 46,000 Bbls)
No cost collars	Jan — Dec 2007	30,000 Bbls	57.00	70.50
No cost collars	Jan — Dec 2007	30,000 Bbls	57.50	72.00
No cost collars	Jan — Dec 2007	930,000 MMBTU	8.00	10.23
No cost collars	Jan — Dec 2008	46,000 Bbls	55.00	69.00
No cost collars	Jan — Dec 2008	750,000 MMBTU	7.00	10.35

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record derivative contracts as assets or liabilities in the balance sheet at fair value. As of December 31, 2005 and 2004, these derivatives were recorded as a liability of $85.9 million (including a current liability of $68.0 million) and $16.7 million (including a current liability of $8.9 million), respectively. The long-term portion is included in other non-current liabilities. We have elected not to designate any of these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses are included in oil and gas revenues. Our realized and unrealized losses on our derivative contracts for the periods indicated were as follows (in $000s):

	Years ended December 31,
	2005	2004	2003

Realized loss (net cash payments)	$(51,263)	$(16,625)	$(8,309)
Unrealized loss	(69,254)	(9,179)	(2,614)

	$(120,517)	$(25,804)	$(10,923)

For derivative contracts in loss positions, we are required to provide collateral to Shell Trading (US) in the form of margin deposits or a letter of credit from a financial institution. As of December 31, 2004, we had issued a letter of credit in the amount of $11.0 million securing our derivatives positions. As of December 31, 2005 we had no collateral posted for derivative positions.

On December 22, 2005, concurrent with the execution of the NEG Oil & Gas credit facility (see Note 15) we novated all of derivative contracts with Shell Trading (US) outstanding as of that date with identical derivative contracts with Citicorp (USA), Inc. as the counter party. Under the new credit facility, Derivatives contracts with certain lenders under the credit facility do not require cash collateral or letters of credit and rank pari passu with the credit facility. All cash collateral and letters of credit have been released as of December 31, 2005.

23.	Segment Reporting

Through the end of the first quarter of 2005, we maintained six operating segments. The six operating segments consisted of: (1) hotel and casino operating properties, (2) property development, (3) rental real estate, (4) hotel and resort operating properties, (5) investment in oil and gas operating properties and (6) investments in securities, including investments in other limited partnerships and marketable equity and debt securities.

During the second quarter of 2005, in connection with recent acquisition activity and our increasing focus on our operating activities, we eliminated “investments in securities” as an operating and reportable segment and we have reclassified investment income from revenue to other income.

During the third quarter of 2005, we acquired a majority interest in WPI (see Note 4). The operations of WPI have been designated as a separate operating and reportable segment, the Home Fashion segment.

We now report the following six reportable segments: (1) Oil & Gas; (2) Gaming; (3) Property Development; (4) Rental Real Estate (5) Associated Resort Activities and (6) Home Fashion. Our three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheet and statement of operations.

Our operating businesses are organized based on the nature of products and services provided. The accounting policies of the segments are the same as those described in Note 2.

We assess and measure segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revenues, net segment operating income, assets and capital expenditures for each of the reportable segments are summarized as follows for the years ended December 31, 2005, 2004 and 2003 (in $000s):

	December 31,
	2005	2004	2003

Revenues:
Oil & Gas	$198,854	$137,988	$99,909
Gaming	490,321	470,836	430,369
Real estate
Property development	58,270	26,591	13,266
Rental real estate	16,456	18,651	20,924
Resort operations	25,911	16,210	12,377

Total real estate	100,637	61,452	46,567
Home Fashion	472,681	—	—

Total revenues	$1,262,493	$670,276	$576,845

Net segment operating income:
Oil & Gas	$37,521	$33,053	$30,340
Gaming	60,179	51,235	22,802
Real estate
Property development	11,140	4,278	1,079
Rental real estate	12,258	10,912	15,609
Resort operations	(2,052)	(382)	1,019

Total real estate	21,346	14,808	17,707
Home Fashion	(22,429)	—	—

Total segment earnings	96,617	99,096	70,849
Holding Company costs(i)	(19,100)	(6,433)	(4,720)

Total operating income	77,517	92,663	66,129
Interest expense	(104,014)	(62,183)	(38,865)
Interest income	45,889	45,241	23,806
Impairment loss on GBH	(52,366)	(15,600)	—
Other income (expense)	3,760	30,616	(8,404)
Income tax (expense) benefit	(21,092)	(18,312)	15,792

Income from continuing operations	$(50,306)	$72,425	$58,458

(i)	Holding Company costs include general and administrative expenses and acquisition (legal and professional) costs at the holding company level. Certain real estate expenses are included in the Holding Company to the extent they relate to administration of our various real estate holdings. Selling, general and administrative expenses of the segments are included in their respective operating expenses in the accompanying consolidated statements of operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004	2003

Depreciation, depletion and amortization (D, D&A):
Oil & Gas	$91,100	$60,123	$39,455
Gaming	37,641	38,414	34,345
Real estate:
Rental real estate	3,758	2,432	1,572
Resort operating properties	1,593	2,989	2,807

Total real estate	5,351	5,421	4,379

Home Fashion	19,406	—	—
D, D&A in operating expenses	153,498	103,958	78,179
Amortization in interest expense	5,083	1,827	222

Total D, D&A	$158,581	$105,785	$78,401

Assets
Oil & Gas	$958,295	$649,624	$438,697
Gaming	658,161	637,668	682,336
Real estate	442,594	477,531	543,691
Home Fashion	772,924	—	—

Subtotal	2,831,974	1,764,823	1,664,724
Reconciling items (ii)	1,134,488	1,096,330	492,168

Total assets	$3,966,462	$2,861,153	$2,156,892

Capital expenditures:
Oil & Gas	$321,228	$115,262	$36,817
Gaming	33,300	30,967	44,669
Rental Real estate	187	11,783	413
Property Development	—	67,843	—
Home Fashion	5,718	—	—
Hotel and resort operating properties	2,256	15,897	1,067

	$362,689	$241,752	$82,966

(ii) Reconciling items relate principally to cash and investments of the Holding Company.

24.	Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows:

	December 31
	2005	2004

Book basis of AREH net assets excluding corporate entities	$2,156,608	$1,319,566
Book/tax basis difference	(559,043)	120,820

Tax basis of net assets	$1,597,565	$1,440,386

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our corporate subsidiaries recorded the following income tax (expense) benefit attributable to continuing operations for our taxable subsidiaries (in $000s):

	December 31
	2005	2004	2003

Current	$(10,962)	$(4,015)	$(6,464)
Deferred	(10,130)	(14,297)	22,256

	$(21,092)	$(18,312)	$15,792

The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) is as follows at December 31, (in $000s):

	December 31
	2005	2004

Deferred tax assets:
Property, plant and equipment	$26,219	$16,871
Net operating loss	54,583	90,490
Other	21,802	42,273

	102,604	149,634
Valuation allowance	(48,788)	(88,590)

Net deferred tax assets	$53,816	$61,044
Less: Current portion	(2,305)	(4,628)

Deferred tax asset — Non-current	$51,511	$56,416

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statement of operations to the federal statutory rate is as follows:

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
Tax deduction not given book benefit	0.0	2.0	8.0
Valuation allowance	(42.7)	2.6	(56.2)
Income not subject to taxation	(64.5)	(18.2)	(21.0)
Other	(0.0)	(1.2)	(2.8)

	(72.2)%	20.2%	(37.0)%

There is no tax provision on the income from discontinued operations as such amounts are earned by a partnership.

For the year ended December 31, 2005, the valuation allowance on deferred tax assets declined approximately $39.8 million. The decline is primarily attributable to a $49.8 million decrease from the merger of TransTexas, a corporation, into a partnership, offset by a $12.2 million increase from the establishment of a full valuation allowance on the deferred tax assets of WPI, which was acquired in 2005. Additionally, the valuation allowance on the assets at NEG, Inc. decreased $5.7 million, and the allowance on the deferred tax assets of Atlantic Coast increased by $3.5 million.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gaming Segment

SFAS No. 109 requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. As of December 31, 2002, given Stratosphere’s history of losses for income tax purposes, the volatility of the industry within which Stratosphere operates, and certain other factors, Stratosphere had established a valuation allowance for the deductible temporary differences, including the excess of the tax basis of Stratosphere’s assets over the basis of such assets for financial purposes. However, at December 31, 2003, based on various factors including the current earnings trend and future taxable income projections, Stratosphere determined that it was more likely than not that the deferred tax assets will be realized and removed the valuation allowance. In accordance with SFAS 109, the tax benefit of any deferred tax asset that existed on the effective date of a reorganization should be reported as a direct addition to contributed capital. Stratosphere has deferred tax assets relating to both before and after Stratosphere emerged from bankruptcy in September 1998. The net decrease in the valuation allowance was $79.3 million, of which a net amount of $49.7 million was credited to equity in the year ended December 31, 2003. Additionally, in 2005, we recorded a charge to equity of $900,000 to account for the utilization of tax losses by a related equity.

Additionally, ACEP’s acquisition of Charlies Holding, LLC in May 2004 resulted in a net increase in the tax basis of assets in excess of book basis. As a result, the Company recognized an additional deferred tax asset of approximately $2.5 million from the transaction. Pursuant to SFAS 109, the benefit of the deferred tax asset from this transaction is credited directly to equity.

At December 31, 2005, Atlantic Coast had federal net operating loss carryforwards totaling approximately $62.0 million, which will begin expiring in the year 2022 and forward. We also had New Jersey net operating loss carryforwards totaling approximately $26.9 million as of December 31, 2005, which will begin expiring in the year 2011. Additionally, Atlantic Coast had general business credit carryforwards of approximately $1.2 million which expire in 2009 through 2024, and New Jersey alternative minimum assessment (AMA) credit carryforwards of approximately $1.3 million, which can be carried forward indefinitely. Due to the uncertainty that Atlantic Coast will generate future taxable income in order to realize these tax benefits, we have recorded a full valuation allowance on these assets.

Oil & Gas Segment

At December 31, 2005 and December 31, 2004, NEG had net operating loss carryforwards available for federal income tax purposes of approximately $83.9 million and $75.9 million, respectively, which begin expiring in 2009. Net operating loss limitations may be imposed as a result of subsequent changes in stock ownership of NEG. Prior to the formation of NEG Holdings, the income tax benefit associated with the loss carryforwards had not been recognized since, in the opinion of management, there was not sufficient positive evidence of future taxable income to justify recognition of a benefit. Upon the formation of NEG Holdings, management again evaluated all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets was still needed. Based on the projection of future taxable income from its partnership interest in NEG Holdings, NEG was able to conclude that it would realize a tax benefit on a portion of its deferred tax assets. In accordance with SFAS 109, NEG recorded a deferred tax asset of $25.9 million as of December 31, 2003, $19.2 million as of December 31, 2004, and $14.5 million as of December 31, 2005. Ultimate realization of the deferred tax asset is dependent upon, among other factors, NEG’s ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision.

At December 31, 2004, after the filing of prior years amended returns, TransTexas had net operating loss carryforwards of approximately $150.0 million, which begin expiring in 2020. On April 6, 2005, TransTexas merged into a limited partnership resulting in the treatment of an asset sale for tax purposes and subsequent liquidation into its parent company. Pursuant to the asset sale, TransTexas utilized approximately $75.0 million of

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its net operating loss carryforwards and the remainder transferred to its parent company in the liquidation. Additionally, upon the TransTexas merger into a partnership, the net deferred tax liabilities of approximately $9.9 million were credited to equity, in accordance with SFAS 109.

In 2003, TransTexas reported a gain in the amount of approximately $213.0 million resulting from the cancellation of indebtedness that occurred from the bankruptcy discharge on the Effective Date. Pursuant to Section 108 of the Internal Revenue Code, this gain is excluded from income taxation and certain tax attributes of TransTexas are eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the TransTexas net operating loss carryforward was reduced by $213.0 million.

At December 31, 2004, Panaco had net operating loss carryforwards available for federal income tax purposes of approximately $39.2 million, which begin expiring in 2019. On June 30, 2005, pursuant to the Panaco purchase agreement, Panaco merged into a limited partnership owned by AREP in exchange for AREP partnership units. The purchase was a nontaxable transaction resulting in the net operating loss carryforwards remaining with the Panaco shareholders. Additionally, in accordance with SFAS 109, the net deferred tax assets of approximately $2.6 million were charged to equity.

25.	Commitments and Contingencies

Environmental Matters

Oil and gas operations and properties are subject to extensive federal, state, and local laws and regulations relating to the generation, storage, handling, emission, transportation, and discharge of materials into the environment. Permits are required for various operations, and these permits are subject to revocation, modification, and renewal by issuing authorities. We are also subject to federal, state, and local laws and regulations that impose liability for the cleanup or remediation of property which has been contaminated by the discharge or release of hazardous materials or wastes into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunctions, or both. We believe that it is in material compliance with applicable environmental laws and regulations. Noncompliance with such laws and regulations could give rise to compliance costs and administrative penalties. It is not anticipated that we will be required in the near future to expend amounts that are material to the financial condition or operations of the Company by reason of environmental laws and regulations, but because such laws and regulations are frequently changed and, as a result, may impose increasingly strict requirements, we are unable to predict the ultimate cost of complying with such laws and regulations.

GB Holdings

On September 29, 2005, GBH filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of this filing, we have determined that we no longer control GBH, for accounting purposes, and have deconsolidated our investment in GBH effective September 30, 2005. Creditors of GBH have indicated that they intend to challenge the transactions in July 2004 that, among other things, resulted in the transfer of The Sands to ACE Gaming, the exchange of certain of GBH’s notes for 3% senior secured convertible notes of Atlantic Coast, and, ultimately, our owing 58.3% of the Atlantic Coast shares. The creditors also have indicated that, if they succeed in challenging these transactions, they intend to seek to rescind the July 2004 transactions and attempt to equitably subordinate, in bankruptcy, AREP’s claims against GBH to the claims of such creditors. If the creditors bring suit, ACE Gaming and AREP will vigorously defend such action. Additionally, on September 2, 2005, Robino Stortini Holdings, LLC, or RSH, which claims to own beneficially 1,652,590 shares of common stock of GBH, filed a complaint in the Court of Chancery of the State of Delaware against GBH and the six members of its Board of Directors. One of the GBH directors is a director and two GBH directors are officers of our general partner. RSH, among other things, seeks the appointment of a custodian and receiver for GBH and a declaration that the director defendants breached their fiduciary duties and an award of unspecified compensatory damages, as well as

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attorneys’ fees and costs. We are not a party to the RSH litigation. However, directors of GBH who are officers or directors of our general partners may be subject to indemnification by us.

The GBH bankruptcy and the RSH litigation are in their preliminary stages and we cannot predict the outcome of either case or the potential impact on us.

WPI litigation

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. In consideration for these shares, we paid $219.9 million in cash in exchange for a portion of the debt of WestPoint Stevens. Pursuant to the asset purchase agreement, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share are to be allocated among former creditors of WestPoint Stevens. Under the asset purchase agreement and the bankruptcy court order approving the sale, we would receive rights to subscribe for at least 2.5 million of such shares and we agreed to purchase up to an additional 8 million shares of common stock to the extent that any rights were not exercised. Accordingly, upon completion of the rights offering and depending upon the extent to which the other holders exercise their subscription rights, we would beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million shares that would be outstanding.

Certain first lien creditors, or the objecting creditors, filed an appeal of the bankruptcy court order approving the sale with the United States District Court for the Southern District of New York. In connection with that appeal the subscription rights distributed to the second lien lenders at closing were placed in escrow. On November 16, 2005, the District Court rendered a decision and order in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et.al. which it modified on December 7, 2005.

The District Court concluded, among other things, that provisions of the sale order providing for the satisfaction of the objecting creditor’s claims and the elimination of the liens in their favor by the distribution to them of shares of common stock of WPI was not authorized by applicable law or by contracts among the parties. The District Court remanded the matter to the Bankruptcy Court for further proceedings consistent with its opinion. The District Court’s decision did not disturb the sale of assets by WestPoint to WPI.

On February 3, 2006, we filed a request for a stay of the implementation of the District Court’s order with the US Court of Appeals for the Second Circuit and filed a petition for a writ of mandamus requesting that the Court of Appeals review the District Court’s decision and order. The hearing on our petition was held March 14, 2006 and on March 16, 2006 the Court of Appeals denied the petition. Proceedings will continue in the bankruptcy court..

We currently own approximately 67.7% of the 19,498,389 outstanding shares of common stock of WPI. As a result of the decision and order, our percentage of the outstanding shares of common stock of WPI could, in certain circumstances, be reduced to less than 50% of the outstanding shares of common stock of WPI. We disagree with the District Court’s order.

We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI.

Pending Acquisition

As discussed in Note 5, on November 29, 2005, AREP Gaming LLC, our subsidiary, entered into an agreement to purchase the Flamingo Hotel and Casino, or the Flamingo, in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s Entertainment, or Harrah’s for $170.0 million. Completion of the transaction is subject to regulatory approval and is expected to close in mid-2006.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Future minimum lease payments under operating leases and capital leases with initial or remaining terms of one or more years consist of the following at December 31, 2005 (in $000s):

	Operating Leases	Capital Leases

2006	$15,109	$1,010
2007	13,765	911
2008	8,506	678
2009	6,814	963
2010	4,805	85
Thereafter	4,983	7,318

Total Minimum Lease Payments	$53,982	10,965

Less imputed interest costs		7,105

Present value of Net Minimum Capital Lease Payments		$3,860

Other

In addition, in the ordinary course of business, we, our subsidiaries and other companies in which we invest are parties to various legal actions. In management’s opinion, the ultimate outcome of such legal actions will not have a material effect on our consolidated financial statements taken as a whole.

26.  Employee Benefit Plans

Employees of our subsidiaries who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. Our subsidiaries recorded expenses for such plans of $14,700,000, $13,300,000 and $12,900,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

We have retirement savings plans under Section 401(k) of the Internal Revenue Code covering its non-union employees. The plans allow employees to defer, within prescribed limits, a portion of their income on a pre-tax basis through contributions to the plans. We currently match the deferrals based upon certain criteria, including levels of participation by our employees. We recorded charges for matching contributions of $1,220,000, $1,240,000 and $1,243,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

27.  Fair Value of Financial Instruments

The estimated fair values of our financial instruments as of December 31, 2005 and 2004 are as follows (in $000s);

	Carrying Value		Fair Value
	2005	2004	2005	2004

Investments	$836,663	$350,327	$836,663	$350,327
Long-term debt	1,411,666	683,128	1,437,312	715,159

In determining fair value of financial instruments, we used quoted market prices when available. For instruments where quoted market prices were not available, we estimated the present values utilizing current risk adjusted market rates of similar instruments. The carrying values of cash and cash equivalents, accounts receivable and payable, other accruals, securities sold under agreements to repurchase and other liabilities are deemed to be reasonable estimates of their fair values because of their short-term nature.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Considerable judgment is necessarily required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

28.	Repurchase of Depositary Units

Our management has previously been authorized to repurchase up to 1,250,000 Depositary Units. As of December 31, 2005, we had purchased 1,137,200 Depositary Units at an aggregate cost of $11,921,000. There were no purchases of Depositary Units during 2005 or 2004.

29.	Subsequent Events

Securities

We sold short certain equity securities. Gains and losses on securities sold short are recorded as unrealized gains (losses) in our consolidated statement of operations. Based on the market value at March 15, 2006, we had incurred an additional $29.3 million in losses on the short position in addition to the losses recognized as of December 31, 2005.

NEG Oil & Gas Inc. Initial Public Offering

On February 14, 2006, our Oil & Gas segment filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission for a proposed public offering of up to $400 million of its common stock.

Declaration of Dividend on Preferred Units

On February 8, 2006, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 31, 2006 to holders of record as of March 15, 2006. In March 2006, the number of authorized preferred units was increased to 11,400,000.

Declaration of Dividend on Depositary Units

On March 15, 2006, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on its depositary units for the first quarter of 2006 consistent with the distribution policy in 2005. The distribution is payable on April 7, 2006 to depositary unitholders of record at the close of business on March 27, 2006.

  Change in status of CEO

Effective March 14, 2006, Keith A. Meister became a director and was appointed to serve as Vice Chairman of the Board of API. Mr. Meister will also serve as our Principal Executive Officer. Mr. Meister will cease to be, and will cease to receive compensation as, our employee. In connection with the foregoing, the option grant agreement, dated June 29, 2005, between us and Mr. Meister has terminated in accordance with its terms. See Item 9B. Other Information.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30.	Quarterly Financial Data (Unaudited) (In $000s, except per unit data)

	Three Months Ended(1)
	March 31,		June 30,		September 30,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004

Revenues	$156,427	$167,727	$221,115	$160,602	$331,018	$159,499	$553,933	$182,448

Operating income (loss)	$(3,843)	$32,664	$48,272	$15,624	$(31,036)	$14,733	$64,124	$29,642
Interest expense	(22,717)	(11,165)	(28,941)	(14,829)	(27,214)	(18,659)	(25,142)	(17,530)
Interest and other income	12,351	6,640	14,234	9,894	10,871	18,464	8,433	10,243
Other income (expense), net	26,884	34,746	(19,092)	14,614	(72,375)	842	15,977	(35,186)

Income (loss) from continuing operations before income tax	12,675	62,885	14,473	25,303	(119,754)	15,380	63,392	(12,831)
Income tax expense	(3,406)	(6,231)	(9,030)	(3,944)	(6,556)	(4,057)	(2,100)	(4,080)

Income (loss) from continuing operations	9,269	56,654	5,443	21,359	(126,310)	11,323	61,292	(16,911)
Income from discontinued operations	19,294	9,839	2,911	49,813	209	9,923	848	11,754

Net earnings (loss)	$28,563	$66,493	$8,354	$71,172	$(126,101)	$21,246	$62,140	$(5,157)

Net earnings (loss) per limited Partnership unit(2):
Basic earnings:
Income (loss) from continuing operations	$0.20	$1.20	$0.13	$0.02	$(2.00)	$0.24	$1.04	$(.36)
Income from discontinued operations	0.41	0.21	0.06	1.06	—	0.21	0.01	0.25

Basic earnings (loss) per LP unit	$0.61	$1.41	$0.19	$1.08	$(2.00)	$0.45	$1.05	$(.11)

Diluted earnings:
Income (loss) from continuing operations	$0.21	$1.08	$0.14	$0.05	$(2.00)	$0.24	$1.01	$(0.36)
Income from discontinued operations	0.38	0.18	0.06	0.93	—	0.19	0.01	0.23

Diluted earnings (loss) per LP unit	$0.59	$1.26	$.20	$.98	$(2.00)	$.43	$1.02	$(.13)

(1)	All quarterly amounts have been reclassified for the effects of reporting discontinued operations.

(2)	Net earnings (loss) per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the third quarter of 2005, we identified a significant deficiency related to our periodic reconciliation, review, and analysis of investment accounts. This significant deficiency is not believed to be a material weakness and arose from a lack of review controls. We have hired additional resources in order to provide the appropriate level of control. In addition, the number of accounts that require reconciliation and review are being analyzed to determine which ones can be closed.

During the fourth quarter of 2005, we continued to implement processes to address a significant deficiency in our consolidation process noted by management in 2004 during our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. These processes included the hiring of additional resources, initiating new control procedures, and evaluating software opportunities. We continue to monitor the progress of our subsidiaries in implementing processes to correct any significant deficiencies noted in their disclosure and control procedures.

We made no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

We acquired two companies in 2005 that are excluded from management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2005. Specifically, we acquired WPI in August 2005. WPI’s revenues and total assets constitute approximately 37.4% and 19.5% of our consolidated revenues and total assets for 2005, respectively. Since the acquisition occurred in late 2005, AREP’s management was not required to include the business of WPI in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. We acquired Atlantic Coast in June 2005. Atlantic Coast’s revenues and total assets were 12.9% and 4.8% of our consolidated revenues and total assets for, 2005, respectively. Given the recent date of the acquisition and the planned integration of systems and procedures into the Gaming entities, Atlantic Coast is also excluded from management’s assertion.

  Significant Deficiency of Subsidiary

During the course of completing our year end closing process, our subsidiary, National Energy Group, Inc. determined that they had a significant deficiency related to the review of its tax provision. National Energy Group has implemented procedures to include verification of a detailed review of the tax provision by a third party tax advisor including verification of the review and validation of all assumptions used in the determination of the deferred tax asset valuation allowance.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15f under the Securities Exchange Act.

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

Management is required to base its assessment on the effectiveness of our internal control over financial reporting on a suitable, recognized control framework. Management has utilized the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of internal control over financial reporting, which is a suitable framework as published by the Public Company Accounting Oversight Board (PCAOB).

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2005, is effective.

Grant Thornton, LLP our independent registered public accounting firm, has audited and issued their report on management’s assessment of AREP’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners
of American Real Estate Partners, L.P.

We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that American Real Estate Partners, L.P. and Subsidiaries (the “Company”) (a Delaware limited partnership) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in “Management’s Annual Report on Internal Control Over Financial Reporting,” management excluded from their assessment, the internal control over financial reporting of WestPoint International, Inc. (WPI) and Atlantic Coast Entertainment Holdings, Inc. (Atlantic Coast) acquired by the Company in August 2005 and June 2005, respectively. Such businesses represent approximately 24% of the Company’s total assets as of December 31, 2005 and 50% of the Company’s total revenues for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting of WPI and Atlantic Coast acquired in 2005. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005, and our report dated March 10, 2006, expressed an unqualified opinion on those financial statements.

New York, New York
March 10, 2006

Item 9B.  Other Information.

Effective March 14, 2006, Keith A. Meister became a director and was appointed to serve as Vice Chairman of the Board of API. Mr. Meister will also serve as our principal executive officer. For serving in the capacity as Vice Chairman of the Board of API, Mr. Meister will receive a fee of $100,000 per annum. Initially, Mr. Meister will not serve on any committees of the board.

Mr. Meister will cease to be, and will cease to receive compensation as, our employee. His previous compensation for service as our employee was $250,000 per annum.

In connection with the foregoing, the option grant agreement, dated June 29, 2005, between us and Mr. Meister has terminated in accordance with its terms. The agreement permitted Mr. Meister to purchase up to 700,000 of our depositary units, at an exercise price of $35.00 per unit. The options would have vested at a rate of 100,000 units on the first seven anniversaries of the date on which the options were granted, which was June 29, 2005, or the grant date, such that the options would have become fully vested by the seventh anniversary of the grant date. With regard to vested options, Mr. Meister would have had 180 days after termination of this employment to exercise the vested options. Mr. Meister has no vested options at the time the option agreement terminated.

Other than the option grant agreement described above, Mr. Meister is not a party to any related party transactions with us.

These changes are being made as a result of Mr. Meister’s increased participation in the Icahn hedge funds.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The names, offices held and the ages of the directors and executive officers of API as of March 14, 2006 are as follows:

Name	Age	Position

Carl C. Icahn	70	Chairman of the Board
William A. Leidesdorf	60	Director
James L. Nelson	56	Director
Jack G. Wasserman	69	Director
Keith A. Meister	32	Principal Executive Officer and Vice Chairman of the Board
Jon F. Weber	47	President and Chief Financial Officer

The names, offices held and ages of certain key employees of us and our subsidiaries are as follows:

Name	Age	Position

Bob G. Alexander	73	Chairman of the Board, President and Chief Executive Officer, National Energy Group, Inc.
Richard P. Brown	58	President and Chief Executive Officer, American Casino & Entertainment Properties LLC
Joseph Pennacchio	59	President, WestPoint International, Inc.
Martin L. Hirsch	50	Executive Vice President and Director of Acquisitions and Development, American Property Investors, Inc.

Carl C. Icahn has served as Chairman of the Board of API since 1990. Mr. Icahn has served as a director of CCI Onshore Corp. and CCI Offshore Corp. since February 2005, and from September 2004 to February 2005, Mr. Icahn served as the sole member of their predecessors, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn has served as a director of Starfire Holding Corporation (formerly Icahn Holding Corporation), a privately-held holding company, and Chairman of the Board and a director of various subsidiaries of Starfire, since 1984. Mr. Icahn served as Chairman of the Board and President of Icahn & Co, Inc. a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 until December 2005. Mr. Icahn has been a director of Cadus Pharmaceutical Corporation, a firm that holds various biotechnology patents, since 1993. Mr Icahn is, and has been since 1994, a majority shareholder, the Chairman of the Board and a director of American Railcar Industries, Inc., or ARI, a NYSE listed company primarily engaged in the business of manufacturing, managing, leasing and selling railroad freight and tank cars. From August 1998 to August 2002, Mr. Icahn served as Chairman of the Board of Maupintour Holding LLC (f/k/a/ Lowestfare.com, LLC), an internet travel reservations company. From October 1998 through May, 2004, Mr. Icahn was the President and a director of Stratosphere Corporation, which operates the Stratosphere Casino Hotel & Tower. Since September 29, 2000, Mr. Icahn has served at the Chairman of the Board of GBH, which owns 41.7% of Atlantic Coast, which through its wholly-owned subsidiary owns and operates The Sands. Mr. Ichan also serves in the same capacity with Atlantic Coast. From January 2003 until February 2006, Mr. Icahn served as Chairman of the Board and a director of XO Communications, Inc., a telecommunications company. Upon the consummation of a restructuring merger in February 2006, Mr. Icahn became a director and Chairman of the Board of XO Holdings, Inc. In May 2005, Mr. Icahn became a director of Blockbuster Inc, a NYSE listed provider of in-home mover rental and game entertainment.

William A. Leidesdorf has served as a director of API since March 1991. Since December 2003, Mr. Leidesdorf has served as a director of American Entertainment Properties Corp., or AEPC, the sole member of ACEP. Since May 2005, Mr. Leidesdorf has served as a director of Atlantic Coast. Mr. Leidesdorf is also a Director of Renco Steel Group, Inc. and its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker.

Mr. Leidesdorf has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

James L. Nelson has served as a director of API since June 2001. Since December 2003, Mr. Nelson has been a director of AEPC. Since May 2005, Mr. Nelson has served as a director of Atlantic Coast. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc. a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc, a financial services company. Mr. Nelson currently serves as a director and Chairman of the Audit Committee of Viskase Companies, Inc., a supplier to the meat industry, in which affiliates of Mr. Icahn have a significant interest. Until March 2001, he was on the Board of Orbitex Financial Services Group, a financial services company in the mutual fund sector. Mr. Nelson has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

Jack G. Wasserman has served as a Director of API since December 1993. Since December 2003, Mr. Wasserman has been a director of AEPC. Since May 2005, Mr. Wasserman has served as a director of Atlantic Coast. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission and, at the latter’s direction, is an independent member and Chairman of the compliance committee for all AREP’s casinos. Since December 1998, Mr. Wasserman has been a director of National Energy Group. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company. Affiliates of Mr. Icahn are controlling shareholders of Cadus. On March 11, 2004, Mr. Wasserman was appointed, and in June 2004, elected to the Board of Directors of Triarc Companies, Inc., a publicly traded diversified holding company. Mr. Wasserman serves on the audit and compensation committees of Triarc.

Keith A. Meister has served as Principal Executive Officer and Vice Chairman of the Board of API since March 2006. He served as Chief Executive Officer of API from August 2003 until March 2006 and as President of API from August 2003 until April 2005. Mr. Meister serves as a senior investment analyst of High River Limited Partnership, a company owned and controlled by Mr. Icahn, a position he has held since June 2002. Mr. Meister is also a senior investment analyst of Icahn Partners LP and Icahn Partners Master Fund LP. He is also a director of Icahn Fund Ltd., which is the feeder fund of Icahn Partners Master Fund LP. Icahn Partners LP and Icahn Partners Master Fund LP are private investment funds controlled by Mr. Icahn. From March 2000 through 2001, Mr. Meister served as co-president of J Net Ventures, a venture capital fund that he co-founded which is focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: ARI, WPI, XO, BFK Capital Group, Inc., a NYSE listed investment management firm, and ADVENTRX Pharmaceuticals, Inc., an AMEX listed biopharmaceuticals company. Mr. Meister has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

Jon F. Weber has served as President of API since April 2005 and Chief Financial Officer of API since November 2005. Mr. Weber was appointed to the board of WPI in October 2005. From April 2003 through April 2005, Mr. Weber served as Head of Portfolio Company Operations and Chief Financial Officer at Icahn Associates Corp., an entity controlled by Mr. Icahn. Since May 2003, Mr. Weber has been a director of Viskase and was its Chief Executive Officer from May 2003 to October 2004. Since January 2004, he has served as a director of Philip Services Corporation, a metal recycling and industrial services company, and served as its Chief Executive Officer from January 2004 through April 2005. Mr. Weber has served as a director of XO since May 2005. Since August 2005, Mr. Weber has served as a director of ARI. Affiliates of Mr. Icahn have controlling or significant interests in Viskase, XO, Philip and ARI. Mr. Weber served as Chief Financial Officer of venture-backed companies QuantumShift Inc. and Alchemedia Ltd. from October 2001 to July 2002 and November 2000 to October

2001, respectively. From May 1998 to November 2000, Mr. Weber served as Managing Director — Investment Banking for JP Morgan Chase and its predecessor, Chase Manhattan Bank, in São Paulo, Brazil. Previously, Mr. Weber was an investment banker at Morgan Stanley and Salomon Brothers. Mr. Weber began his career as a corporate lawyer. He currently serves as an Overseer (previously a trustee) of Babson College. Mr. Weber has been licensed by the New Jersey State Casino Control Commission.

Gaming

Richard P. Brown has served as the President and Chief Executive Officer of ACEP; and President, Chief Executive Officer and a director of AEPC and Atlantic Coast since inception. Mr. Brown has over 14 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, Mr. Brown served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corp. in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Gaming Corporation. Mr. Brown also serves as President and Chief Executive Officer of GBH, which filed for Chapter 11 bankruptcy in September 2005. Mr. Brown has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

Oil & Gas

Bob G. Alexander has served as Chairman of the Board, President and Chief Executive Officer of National Energy Group since November 1998. Mr. Alexander has served as President and Chief Executive Officer of NEG since January 2006 and as Chairman of the Board of NEG since February 2006. Mr. Alexander served as President and Chief Executive Officer and a director of TransTexas from August 2003 until June 2005 and of Panaco from November 2004 unitl June 2005. Since June 2005, he has served as President of each of National Onshore and National Offshore. A founder of Alexander Energy Corporation, Mr. Alexander has served on the Board of Directors of National Energy Group since Alexander Energy Corporation merged into National Energy Group on August 1996. Prior to the merger, he served as Chairman of the Board, President and Chief Executive Officer of Alexander Energy Corporation. From 1976 to 1980, he served as Vice President and General Manager of the Northern Division of Reserve Oil, Inc. and President of Basin Drilling Corp., subsidiaries of Reserve Oil and Gas Company.

Home Fashion

Joseph Pennacchio has served as President, Chief Executive Officer and a director of WPI since October 2005. Mr. Pennacchio was a director of Casual Male Retail Group, Inc., a publicly traded retailer of big and tall men’s apparel, from October 1999 through October 2005. He was the Chief Executive Officer of Aurafin LLC, a privately held jewelry manufacturer and wholesaler, from 1997 until January 2005. From 1994 to 1996, Mr. Pennacchio was President of Jan Bell Marketing, a publicly traded jewelry retailer. Mr. Pennacchio was President of Jordan Marsh Department Stores from 1992 to 1994.

Real Estate

Martin L. Hirsch has served as a vice president of API since 1991 and, since March 2000, as Executive Vice President and Director of Acquisitions and Development of API. Mr. Hirsch focuses on investment, management and disposition of real estate properties and other assets. From January 1986 to January 1991, Mr. Hirsch was a vice president of Integrated Resources, Inc. where he was involved in the acquisition of commercial real estate properties and asset management. In 1985 and 1986, Mr. Hirsch was a vice president of Hall Financial Group where he was involved in acquiring and financing commercial and residential properties. Mr. Hirsch has been a director of National Energy Group since 1998. Since July 2004, Mr. Hirsch has served as a director of Atlantic Coast. Mr. Hirsch has been licensed by the New Jersey State Casino Control Commission and the Nevada State Gaming Control Commission.

Audit Committee

James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange. A copy of the audit committee charter is available on our website at www.areplp.com/files/pdf/audit    committee    charter.pdf or may be obtained without charge by writing to American Real Estate Partners, L.P., 100 South Bedford Road, Mount Kisco, NY 10549, attention: Investor Relations.

Our audit committee meets formally at least once every quarter, and more often if necessary. In addition to the functions set forth in its charter, the audit committee reviews potential conflicts of interest which may arise between us and API and its affiliates. API and its affiliates may not receive duplicative fees.

The functions of our audit committee as set forth in the Partnership Agreement include: (1) the review of our financial and accounting policies and procedures; (2) the review of the results of audits of the books and records made by our outside auditors, (3) the review of allocations of overhead expenses in connection with the reimbursement of expenses to API and its affiliates, and (4) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement.

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2005 audited financial statements with management, (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU § 380), (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1) (2) and (3) above, the audit committee recommended to the Board of Directors that our 2005 audited financial statements be included in this Annual Report on Form 10-K.

Our board of directors has determined that we do not have an “audit committee financial expert,” within the meaning of Item 401(h) of Regulation S-K, serving on our audit committee. We believe that each member of the audit committee is financially literate and possesses sufficient experience, both professionally and by virtue of his service as a director and member of the audit committee of API, to be fully capable of discharging his duties as a member of our audit committee. However, none of the members of our audit committee has a professional background in accounting or “preparing, auditing, analyzing or evaluating financial statements.” If our audit committee determines that it requires additional financial expertise, it will either engage professional advisers or seek to recruit a member who would qualify as an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K.

Jack G. Wasserman has been chosen to preside and currently presides at executive sessions of our non-management directors.

Interested parties may directly communicate with the presiding director or with the non-management directors as a group by directing all inquiries to our ethics hotline at (877) 888-0002.

Compensation Committee Interlocks and Insider Participation

During 2005, our entire board of directors participated in deliberations concerning executive compensation. During 2005, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.

Code of Ethics

On October 25, 2004, API’s board of directors adopted a Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website at www.areplp.com/files/pdf/code_of_ethics.pdf and may be obtained without charge by writing to American Real Estate Partners, L.P., 100 South Bedford Road, Mount Kisco, NY 10549, attention: Investor Relations.

Corporate Governance Guidelines

On October 25, 2004, API’s board of directors adopted Corporate Governance Guidelines for AREP and its subsidiaries, excluding National Energy Group, which has its own separate set of guidelines. A copy of the Corporate Governance Guidelines is available on our website at www.areplp.com/files/pdf/corporate_governance.pdf and may be obtained without charge by writing to American Real Estate Partners, L.P., 100 South Bedford Road, Mount Kisco, NY 10549, attention: Investor Relations.

In March 2005, our chief executive officer submitted to the NYSE a certification under Section 303A.12(a) of the NYSE Corporate Governance rules certifying that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Filing of Reports

To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of AREP’s depositary units failed to file on a timely basis reports required by §16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2005.

Item 11.	Executive Compensation.

The following table sets forth information in respect of the compensation of the Chief Executive Officer, each of the other most highly compensated executive officers of API as of December 31, 2005 and one individual who served as an executive officer during 2005 but was not an executive officer as of December 31, 2005 for services in all capacities to AREP for, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)
				All Other
		Salary	Bonus	Compensation
Name and Principal Position	Year	($)	($)	($) (3)

Keith A. Meister(2)	2005	254,808	—	—
Principal Executive Officer and Vice Chairman	2004	227,308	—	—
	2003	73,150	—	—
Jon F. Weber(2)	2005	336,538	250,000	—
President and Chief Financial Officer
John P. Saldarelli(2)	2005	206,462	22,000	25,261
Vice President and Treasurer	2004	191,100	22,932	3,819
	2003	182,200	18,200	4,000

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, or by API, which was subsequently reimbursed by us, required to be reported in those columns or tables, except as noted below.

(2)	On August 18, 2003, Keith A. Meister was elected Chief Executive Officer and President of API. He served as President of API until April 2005 and as Chief Executive Officer until March 2006. Effective March 14, 2006, Mr Meister was elected Principal Executive Officer and Vice Chairman of the Board of API. See Item 9B. Other Information. On April 26, 2005, Jon F. Weber was elected President of API. Effective November 16, 2005, Mr. Weber was elected Chief Financial Officer of API. John P. Saldarelli served as AREP’s Chief Financial Officer until November 16, 2005.

(3)	Represent matching contributions under AREP’s 401(k) plan. In 2005, AREP made a matching contribution to the employee’s individual plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary contributed by the employee. Mr. Saldarelli also received compensation for accrued vacation time.

Each executive officer and director will hold office until his successor is elected and qualified. Directors who are also audit committee members each received fees of $42,500 in 2005 and may receive additional compensation for special committee assignments. In 2005, Messrs. Wasserman, Nelson and Leidesdorf received special committee fees of $40,000, $20,000 and $15,000, respectively. Mr. Icahn does not receive director’s fees or other fees or compensation from us. For serving in the capacity as Vice Chairman of the Board of API, Mr. Meister will receive a fee of $100,000 per annum.

Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13. Related Transactions with our General Partner and its Affiliates.

Mr. Meister devotes a substantial portion of his time to affiliates of Mr. Icahn. He is compensated by affiliates of Mr. Icahn for the services he provides in connection with their businesses. His compensation from such affiliates includes a base salary and additional compensation, including incentive compensation.

There are no family relationships between or among any of our directors and/or executive officers.

If distributions (which are payable in kind) are not made to the holders of preferred units on any two payment dates, which need not be consecutive, the holders of more than 50% of all outstanding preferred units, including API and its affiliates, voting as a class, will be entitled to appoint two nominees to our Board of Directors. Holders of preferred units owning at least 10% of all outstanding preferred units, including API and its affiliates to the extent that they are holders of preferred units, may call a meeting of the holders of preferred units to elect such nominees. Once elected, the nominees will be appointed to our Board of Directors by Mr. Icahn. As directors, the nominees will, in addition to their other duties as directors, be specifically charged with reviewing all future distributions to the holders of our preferred units. Such additional directors shall serve until the full distributions accumulated on all outstanding preferred units have been declared and paid or set apart for payment. If and when all accumulated distributions on the preferred units have been declared and paid or set aside for payment in full, the holders of preferred units shall be divested of the special voting rights provided by the failure to pay such distributions, subject to revesting in the event of each and every subsequent default. Upon termination of such special voting rights attributable to all holders of preferred units with respect to payment of distributions, the term of office of each director nominated by the holders of preferred units pursuant to such special voting rights shall terminate and the number of directors constituting the entire Board of Directors shall be reduced by the number of directors designated by the preferred units. The holders of the preferred units have no other rights to participate in our management and are not entitled to vote on any matters submitted to a vote of the holders of depositary units.

OPTION GRANTS IN YEAR ENDED DECEMBER 31, 2005

Individual Grants
Percent of
		Total			Potential Realizable
	Number of	Options			Value at Assumed
	Depositary	Granted to			Annual Rates of Stock
	Units Underlying	Employees	Exercise of		Price Appreciation
	Options Granted	in Fiscal	Base Price		for Options Term
Name	(#)	Year	($/Unit)	Expiration Date	5%($)	10%($)

Keith A. Meister(1)	700,000	100%	$35.00	June 30, 2013	4.0 million	15.1 million

(1)	Effective March 14, 2006, Mr. Meister ceased to be an employee of API. As a result, in accordance with the terms of his option agreement, all options terminated before any of the options vested. See Item 9B. Other Information.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES FOR YEAR
ENDED DECEMBER 31, 2005

Value of Unexercised
	Shares		Number of Securities		In-The-Money Options at
	Acquired		Underlying Unexercised		December 30, 2005 ($)(2)
	on	Value	Options at December 30, 2005(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Keith A. Meister(2)	0	0	0	700,000	0	2,485,000

(1)	Represents the total number of shares subject to stock options held by the named executives at December 30, 2005, the last day of trading for the year ended December 31, 2005. Unexercisable options are those that are not yet vested.

(2)	Effective March 14, 2006, Mr. Meister ceased to be an employee of API. As a result, in accordance with the terms of his option agreement, all options terminated before any of the options vested. See Item 9B. Other Information.

Employment Agreements

None of our Named Executive Officers has a written employment agreement with us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2006, affiliates of Mr. Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 55,655,382 depositary units, or approximately 90.0% of the outstanding depositary units, and 9,346,044 preferred units, or approximately 86.5%, of the outstanding preferred units. In light of this ownership position, the Board of Directors has determined that we are a “controlled company” for the purposes of the New York Stock Exchange’s listing standards and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. API’s Board of Directors presently consists of a majority of independent directors and the audit committee consists entirely of independent directors.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by API and its affiliates, is required to remove API. Thus, since Mr. Icahn, through affiliates, holds approximately 90.0% of the depositary units outstanding, API will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of API and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue AREP in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of AREH, to consent to certain proposals submitted for the approval of the limited partners of AREH. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of March 1, 2006, as to the beneficial ownership of the depositary units and preferred units for each director of API and all directors and executive officers of API, as a group. None of our Named Executive Officers beneficially owns any of the depositary units or preferred units.

	Beneficial		Beneficial
	Ownership of	Percent	Ownership of	Percent
Name of Beneficial Owner	Depositary Units	of Class	Preferred Units	of Class

Carl C. Icahn(1)	55,655,382	90.0%	9,346,044	86.5%
All directors and executive officers as a group (six persons)	55,655,382	90.0%	9,346,044	86.5%

(1)	Carl C. Icahn, through affiliates, is the beneficial owner of the 55,655,382 depositary units set forth above and may also be deemed to be the beneficial owner of the 700 depositary units owned of record by API Nominee Corp., which, in accordance with state law, are in the process of being turned over to the relevant state authorities as unclaimed property; however, Mr. Icahn disclaims such beneficial ownership. The foregoing is exclusive of a 1.99% ownership interest which API holds by virtue of its 1% general partner interest in each of us and AREH.

Mr. Icahn, through certain affiliates, currently owns 100% of API and approximately 90.0% of the outstanding depositary units and 86.5% preferred units. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there is at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans that are underfunded by a total of approximately $21.8 million on an ongoing actuarial basis and $135.2 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As a member of the ACF controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

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

Related Transactions with our General Partner and its Affiliates

Preferred and Depositary Units

Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with non-real estate related investments by us. We have and in the future may determine to make investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Ichan, whether real estate or non-real estate related, provided the terms of all such transactions are fair and reasonable to us. Furthermore, it should be noted that our partnership agreement provides that API and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in and perform investment management services with respect to assets that may be similar to those in which we may invest and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.

For each of the third and fourth quarters of 2005, AREP paid a cash distribution of $0.10 per unit on AREP’s depositary units. API, as general partner, received its proportionate share of each distribution. The payment of future distributions will be determined by API’s board. In 2004 and 2003, API was allocated approximately $3.3 million and approximately $1.2 million, respectively, of our net earnings (exclusive of the earnings of National Energy Group and the Arizona Charlie’s entities allocated to API prior to the acquisitions of National Energy Group and the Arizona Charlie’s entities) as a result of its combined 1.99% general partner interests in us and AREH.

Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units and preferred units.

Oil & Gas

Management Agreements

The management and operation of each of NEG Operating, National Onshore and National Offshore is undertaken by National Energy Group pursuant to a separate management agreement with each. In 2005, National Energy Group recorded management fees of $5.6 million, $4.8 million and $4.2 million from NEG Operating, National Onshore and National Offshore, respectively. Prior to June 30, 2005, National Energy Group managed and operated TransTexas and Panaco, each of which was owned by affiliates of Mr. Icahn, pursuant to management agreements with each. On June 30, 2005, TransTexas was merged with and into National Onshore and Panaco was merged with and into National Offshore.

Acquisitions

On April 6, 2005, pursuant to an agreement and plan of merger with Highcrest, TransTexas merged with and into National Onshore for a purchase price of $180.0 million in cash. Highcrest is controlled by Mr. Icahn.

On June 30, 2005, pursuant to a purchase agreement with Gascon, Cigas and Astral Gas, we purchased Gascon’s membership interest in NEG Holding in consideration for 11,344,828 depositary units, valued at $29.00 per unit, or an aggregate of $329.0 million. Gascon, Cigas and Astral are controlled by Mr. Icahn.

On June 30, 2005, pursuant to an agreement and plan of merger with Highcrest and Arnos, Panaco merged with and into National Offshore in consideration for 4,310,345 depositary units, valued at $29.00 per unit, or an aggregate of $125.0 million. Highcrest and Arnos are controlled by Mr. Icahn.

Each of the acquisition agreements was entered into on January 21, 2005 and was separately approved by our audit committee. Our audit committee was advised as to each transaction by independent financial advisors and legal counsel. Our audit committee obtained fairness options which opined that, as of the date of each transaction, the consideration to be paid by the respective purchasers was fair, from a financial point of view, to AREP.

Gaming Operations

As of May 26, 2004, we entered into an intercompany services arrangement with Atlantic Coast. We are compensated based upon an allocation of salaries plus an overhead charge of 15% of the salary allocation, and reimbursement of reasonable out-of-pocket expenses. During 2005, we billed for services and reimbursement of out-of-pocket expenses provided in an amount of approximately $708,000.

On June 30, 2005, pursuant to a purchase agreement with Cyprus, we acquired approximately 41.2% of the outstanding common stock of GBH and approximately 11.3% of the fully diluted common stock of Atlantic Coast in consideration for 413,793 depositary units, valued at $29.00 per unit, or an aggregate of $12.0 million. The agreement also provided for the issuance of up to $6 million of additional depositary units if certain earnings targets were met during 2005 and 2006. The purchase agreement with Cyprus was entered into as of January 21, 2005 and approved by our audit committee. The target earnings for 2005 were not met and, as a result, additional units will not be issued. Our audit committee was advised as to this transaction by independent financial advisors and legal counsel. Our audit committee received a fairness opinion which opined that, as of the date of this transaction, the consideration to be paid by AREP was fair, from a financial point of view, to AREP.

Investments

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. For example, as reported on our Schedule 14A filing of December 19, 2005, we owned 11,000,000 shares of Time Warner, Inc. In a subsequent Schedule 14A, filed on February 17, 2006, we reported that our ownership of common shares of Time Warner had increased to 12,302,790 shares. With respect to this investment, we have established limitations on the amounts we may invest as a percentage of the total of the purchases by all Icahn affiliates, the price at which purchases could be made and that our purchases and sales would be made concurrently with those of the affiliated parties. Such limitations were approved by our Audit Committee.

During 2005, we paid $147,000 as our share of expenses related to advisory services with respect to this investment.

Other Related Transactions

For 2005, we paid approximately $1,016,000 to an affiliate of API, XO Communications, Inc., for telecommunication services

In 1997, we entered into a license agreement with an affiliate of API for office space. The license agreement expired in June 2005. In July 2005, we entered into a new license agreement with an API affiliate for the non-exclusive use of approximately 1,514 square feet for which it pays monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The terms of the license agreement were reviewed and approved by our audit committee. The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. In the year ended December 31, 2005, we paid rent of approximately $162,000.

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

In addition, from time to time, our employees may provide services to affiliates of API, with us being reimbursed therefore, and we may pay affiliates of API for administrative services provided to us. Reimbursement to us by such affiliates in respect of such services is subject to review and approval by our audit committee. In 2005, we were paid $324,548 for services rendered by us to API affiliates and we paid to API affiliates $344,986 for services provided to us.

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

No fees were paid under these provisions during 2005.

Item 14.	Principal Accounting Fees and Services.

The following tables summarize Grant Thornton LLP Fees For Professional Services Rendered for AREP and its consolidated subsidiaries:

Summary of Grant Thornton LLP Fees for Professional Services Rendered For the
Years Ended December 31, 2005 and 2004

	2005	2004

Audit fees(1)	$3,214,400	$1,010,100
Audit related fees(2)	1,436,290	333,015

Total fees	$4,650,690	$1,343,115

(1)	Services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services.

(2)	Services related to limited reviews, consents, assistance with review of offering documents and registration statement filed with the SEC.

In accordance with AREP’s Amended and Restated Audit Committee Charter adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to AREP and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the Exchange Act), all as required by applicable law or listing standards. All of the fees in 2005 and 2004 were pre-approved by the audit committee. For the fiscal years ended December 31, 2005 and 2004, none of the services described above under the captions “Audit Related Fees” or “Tax Fees” was covered by the de minimus exception.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto.

Exhibit
Index

3.1	Certificate of Limited Partnership of American Real Estate Partners, L.P. (“AREP”) dated February 17, 1987 (incorporated by reference to Exhibit No. 3.1 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

Exhibit
Index

3.2	Amended and Restated Agreement of Limited Partnership of AREP, dated May 12, 1987 (incorporated by reference to Exhibit No. 3.2 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.3	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of AREP, dated June 29, 2005 (incorporated by reference to Exhibit No. 3.1 to AREP’s Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.4	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of AREP, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to AREP’s Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.5	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of AREP, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).
3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREP, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to AREP’s Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
3.7	Certificate of Limited Partnership of American Real Estate Holdings Limited Partnership (“AREH”), dated February 17, 1987, as amended pursuant to First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.8	Amended and Restated Agreement of Limited Partnership of AREH, dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.9	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of AREH dated June 29, 2005 (incorporated by reference to Exhibit No. 3.2 to AREP’s Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.10	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of AREH, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to AREP’s Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.11	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREH, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).
4.1	Depositary Agreement among AREP, American Property Investors, Inc. and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
4.2	Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to AREP’s Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
4.3	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to AREP’s Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005.
4.4	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to AREP’s Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005.
4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit No. 4.9 to AREP’s Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.6	Registration Rights Agreement, dated as of February 7, 2005, among AREP, AREP Finance., AREH and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.11 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
4.7	Registration Rights Agreement between AREP and X LP (now known as High Coast Limited Partnership) (incorporated by reference to Exhibit 10.2 to AREP’s Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

Exhibit
Index

4.8	Registration Rights Agreement, dated June 30, 2005 between AREP and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to AREP’s Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005).
10.1	Indenture, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC (“ACEP”), American Casino & Entertainment Properties Finance Corp., (“ACEP Finance”), the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (the “Trustee”), (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
10.2	Form of ACEP and ACEP Finance 7.85% Note (incorporated by reference to Exhibit 4.10 to AREP’s Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 1-9516), filed on August 9, 2004).
10.3	Registration Rights Agreement, dated as of January 29, 2004, among ACEP, ACEP Finance, the guarantors party thereto and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
10.4	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to AREP’s Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
10.5	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2005.)
10.6	Management Agreement, dated September 12, 2001, by and between National Energy Group and NEG Operating LLC (incorporated by reference to Exhibit 99.4 to National Energy Group’s Form 8-K (SEC File No. 000-19136), filed on September 27, 2001).
10.7	Pledge Agreement and Irrevocable Proxy, dated December 29, 2003, made by National Energy Group in favor of Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of National Energy Group’s Form 8-K (SEC File No. 000-19036), filed on January 14, 2004).
10.8	Credit Agreement, dated as of January 29, 2004, by and among ACEP, certain subsidiaries of ACEP, the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Syndication Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
10.9	First Amendment to Credit Agreement, dated as of January 29, 2004 by and among ACEP, as the Borrower, certain subsidiaries of the Borrower, as Guarantors, The Several Lenders, Bear Stearns Corporate Lending Inc. as Syndication Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent, dated as of May 26, 2004, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.6 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).
10.10	Pledge and Security Agreement, dated as of May 26, 2004, by and among ACEP, ACEP Finance, certain subsidiaries of ACEP and Bear Sterns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).
10.11	Management Agreement, dated November 16, 2004, by and between National Energy Group and Panaco, Inc. (“Panaco”) (incorporated by reference to Exhibit 10.13 to National Energy Group’s Form 10-Q (SEC File No. 000-19136), filed on November 15, 2004).
10.12	Management Agreement, dated August 28, 2003, by and between National Energy Group and TransTexas Gas Corporation (“TransTexas”) (incorporated by reference to Exhibit 10.1 to National Energy Group’s Form 8-K (SEC File No. 000-19136), filed on September 10, 2003).
10.13	Purchase Agreement for Notes Issued by TransTexas, dated December 6, 2004, by and between Thornwood Associates LP (“Thornwood”) and AREP Oil & Gas (now known as NEG Oil & Gas) (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004.
10.14	Assignment and Assumption Agreement, dated December 6, 2004, by and between Thornwood and AREP Oil & Gas (now known as NEG Oil & Gas) (incorporated by reference to Exhibit 99.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).

Exhibit
Index

10.15	Membership Interest Purchase Agreement, dated as of December 6, 2004, by and among AREP Oil & Gas (now known as NEG Oil & Gas), Amos Corp., High River and Hopper Investments LLC (incorporated by reference to Exhibit 99.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.16	Assignment and Assumption Agreement, dated December 6, 2004, by and among AREP Oil & Gas (now known as NEG Oil & Gas), Arnos Corp., High River and Hopper Investments LLC (incorporated by reference to Exhibit 99.4 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.17	Amended and Restated Oil & Gas Term Loan Agreement by and among Thornwood and TransTexas, Galveston Bay Pipeline Company and Galveston Bay Processing Corporation and Thornwood, dated August 28, 2003 (incorporated by reference to Exhibit 99.5 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10 2004).
10.18	Amended and Restated Security and Pledge Agreement, dated August 2003, by and among TransTexas, Galveston Bay Pipeline Company, Galveston Bay Processing Corporation and Thornwood (incorporated by reference to Exhibit 99.6 to AREP’s Form 8-K (SEC File No. 1-9516, filed on December 10, 2004).
10.19	Term Loan and Security Agreement among Panaco, Mid River LLC and Lenders Named Therein, dated as of November 16, 2004 (incorporated by reference to Exhibit 99.7 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).
10.20	Note Purchase Agreement, dated as of December 27, 2004, by and among AREP Sands Holding LLC, Barberry Corp., and Cyprus, LLC (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516, filed on December 30, 2004).
10.21	Amendment No. 1, dated as of May 23, 2005, to the Purchase Agreement, dated January 21, 2005, by and among AREP, as Purchaser, and Cyprus, LLC as seller (incorporated by reference to Exhibit 99.1 to Form 8-K (SEC File No. 1-9516) filed on May 27, 2005).
10.22	Membership Interest Purchase Agreement, dated January 21, 2005, by and among AREP as Purchaser and Gascon Partners, as Seller (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).
10.23	Agreement and Plan of Merger, dated January 21, 2005, by and among National Onshore LP, Highcrest Investors Corp. and TransTexas Gas Corporation (incorporated by reference to Exhibit 99.2 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).
10.24	Agreement and Plan of Merger, dated January 21, 2005, by and among National Onshore LP, Highcrest Investors Corp., Amos Corp., AREP and Panaco, Inc. (incorporated by reference to Exhibit 99.3 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).
10.25	Purchase Agreement, dated January 21, 2005, by and among AREP, as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.4 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).
10.26	Registration Rights Agreement, dated February 7, 2005, among AREP, AREP Finance, AREH and Bear, Steams & Co. Inc. (incorporated by reference to Exhibit 4.11 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.27	Indenture, dated as of February 7, 2005, among AREP, AREP Finance and AREH, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.28	Form of AREP and AREP Finance 7 1/8% Senior Note due 2013 (incorporated by reference to Exhibit 4.10 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.29	Indenture, dated as of May 12, 2004, among AREP, AREP Finance, AREH, as guarantor and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
10.30	Form of 8 1/8% Senior Note due 2012 (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
10.31	Registration Rights Agreement, dated as of May 12, 2004, among AREP, AREP Finance, AREH and Bear, Steams & Co. Inc. (incorporated by reference to Exhibit 4.3 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

Exhibit
Index

10.32	Credit Agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and other lender parties thereto. (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).
10.33	Security Agreement, dated as of December 20, 2005, from the Guarantors referred to therein to Citicorp USA, Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005)
10.34	Guaranty, dated as of December 20, 2005, from the guarantors named therein and the Additional Guarantors referred to therein in favor of the Guaranteed Parties referred to therein. (incorporated by reference to Exhibit 10.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).
10.35	Amended and Restated Credit Agreement, dated as of December 20, 2005, among NEG Operating LLC, as the Borrower, AREP Oil & Gas LLC (now known as NEG Oil & Gas), as the Lender, AREP Oil & Gas LLC, as Administrative Agent for the Lender, and Citicorp USA, Inc., as Collateral Agent for the Lender and the Hedging Counterparties. (incorporated by reference to Exhibit 10.4 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).
10.37	Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding Real Estate Holdings Limited Partnership and Aretex LLC (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.38	Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and AREH (incorporated by reference to Exhibit 10.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.39	Option Grant Agreement, dated June 29, 2005, between AREP and Keith A. Meister (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 6, 2005).
10.41	Agreement and Plan of Merger dated December 7, 2005, by and among American Real Estate Partners Oil & Gas LLC, National Energy Group, Inc., NEG IPOCO, Inc. (now known as NEG, Inc.), a corporation wholly owned by AREH (as thereafter defined), and, solely for purposes of Sections 3.2, 3.3 and 4.16 of the Agreement, AREH (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 001-09516), filed on December 7, 2005).
10.42	Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of AREP and its subsidiaries.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).
21	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.1 to AREP’s Form 10-Q for the Quarter ended September 30, 2005 (SEC File No. 001-09516), filed November 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Real Estate Partners, L.P.

By:	American Property Investors, Inc.
General Partner

By:	/s/ Keith A. Meister
Keith A. Meister,
Principal Executive Officer and Vice Chairman of the Board
Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., and on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Keith A. Meister (Keith A. Meister)	Principal Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 16, 2006

/s/ Jon F. Weber (Jon F. Weber)	President and Chief Financial Officer (Principal Financial Officer)	March 16, 2006

/s/ Adrian Tannian (Adrian Tannian)	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2006

/s/ Carl C. Icahn (Carl C. Icahn)	Chairman of the Board	March 16, 2006

/s/ William A. Leidesdorf (William A. Leidesdorf)	Director	March 16, 2006

/s/ James L. Nelson (James L. Nelson)	Director	March 16, 2006

/s/ Jack G. Wasserman (Jack G. Wasserman)	Director	March 16, 2006