Form 10-K/A
period 2005-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2006-03-31
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

The number of depositary and preferred units outstanding as of the close of business on March 10, 2006 was 61,856,830 and 10,800,397, respectively.

Explanatory Note		1

PART II
Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matter and Issuer Purchases of Equity Securities	2
Item 6.	Selected Historical Consolidated Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	6
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	91

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	92
Exhibit Index		92
Signatures		97
Schedule I		99
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

EXPLANATORY NOTE

American Real Estate Partners, L.P. (the “Company”) is filing this amendment to Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 to (i) include (as noted in Item 15. Exhibits, Financial Statement Schedules of the original filing) Schedule 1 Condensed Financial Information of Parent as an amendment within the 30 day filing limit, and (ii) amend certain classifications in the original filing.

Schedule I was not filed with the initial filing as additional time was required to complete the Schedule and related audit work of the Company’s independent registered public accounting firms.

Additionally, we are amending the Consolidated Statements of Cash Flows contained in Item 8 of Part II. We have determined that certain transactions in our statement of cash flows related to the sales of securities not yet purchased, or “short sales”, and the classification of trading securities should be included in cash flows from operating activities rather than in cash flows from investing activities, as previously reported. The changes had no impact on any balance sheet or income statement amount or any cash balance. For 2005, net cash provided by operating activities, as amended by the changes, is $219.9 million instead of the previously reported $247.4 million. Cash flows used in investing activities for 2005, as amended by the changes, is $1,152.9 million instead of the previously reported $1,180.3 million. For 2004, net cash provided by operating activities is $164.0 million instead of the previously reported $97.0 million. Cash flows used in investing activities for 2004, as amended by the changes, is $341.3 million instead of the previously reported $274.3 million.

In addition, we have amended note 8 of the notes to the consolidated financial statements to reclassify certain securities to available for sale from trading to more accurately reflect the nature of the investments and we also amended the summary of Contractual Commitments included in “Management’s Discussion and Analyses of Financial Conditions and Results of Operations”.

Except as described above, no other changes have been made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as initially filed with the SEC on March 16, 2006, and except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Casino revenues increased 7.6% to $325.6 million for 2004 from $302.7 million for the prior year. Combined slot machine revenues increased to $253.9 million, or 78.0% of combined casino revenues, for 2004 from $240.8 million for the prior year, primarily due to an increase in slot hold percentage. Combined table game revenues increased to $64.5 million, or 17.2% of combined casino revenues, for 2004 compared to $56.0 million for the prior year, primarily due to an increase in the hold percentage and an increase in the number of table games in Atlantic City. Las Vegas casino revenues increased 13.6% while Atlantic City casino revenues increased 1.8%.

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

Cash Flows

Net cash provided by continuing operating activities was $218.2 million for the year ended December 31, 2005 as compared to $156.8 million in the prior year. Our cash and cash equivalents and investments in marketable equity and debt securities increased by $491.4 million during the year ended December 31, 2005 primarily due to proceeds from senior notes payable of $480.0 million, cash flow from continuing operations of $218.2 million, net proceeds from credit facilities of $252.0 million, partially offset by acquisitions of $293.6 million, and capital expenditures of $362.7 million.

Net cash provided by continuing operations activities was $156.8 million for the year ended December 31, 2004 as compared to $71.7 million in the prior year. Our cash and cash equivalents and investments in marketable equity and debt securities increased by $243.8 million during the year ended December 31, 2004 primarily due to proceeds from senior notes payable of $565.4 million, cash flow from continuing operations of $156.8 million, partially offset by acquisitions of $125.9 million and capital expenditures of $241.8 million.

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

Contractual Commitments

The following table reflects, at December 31, 2005, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due ($ in millions):

	Less
	Than	1-3	3-5	After
	1 Year	Years	Years	5 Years	Total

Senior unsecured 7.125% notes	$—	$—	$—	$480.0	$480.0
Senior unsecured 8.125% notes	—	—	—	353.0	353.0
Senior secured 7.85% notes	—	—	—	215.0	215.0
Senior debt interest	79.8	164.0	159.5	185.5	588.8
Oil & Gas Credit facility	—	—	300.0	—	300.0
Oil & Gas Credit facility interest	19.3	38.6	38.6	—	96.5
Derivative obligations	68.0	17.9	—	—	85.9
Mortgages payable	4.5	28.9	8.7	39.4	81.5
Lease obligations	15.7	23.0	12.7	13.8	65.2
Construction and development obligations	29.3	3.4	—	—	32.7
Other	43.8	11.4	6.4	—	61.6

Total	$260.4	$287.2	$525.9	$1,286.7	$2,360.2

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
March 10, 2006 (except for Note 8,
  as to which the date is March 29, 2006)

Report of Independent Registered Public Accounting Firm

To the Shareholders of GB Holdings, Inc.:

We have audited the consolidated balance sheet of GB Holdings, Inc. and subsidiaries as of December 31, 2004 (not presented herein) and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Real Estate Partners, L.P. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
		(In $000s)
		(Restated)
	(Restated)
	(See note 8)	(See note 8)

Cash flows from operating activities:
Income (loss) from continuing operations	$(50,306)	$72,425	$58,458
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	158,581	105,785	78,401
Investment (gains) losses	21,260	(16,540)	(2,607)
Change in fair market value of derivative contract	69,254	9,179	2,614
Impairment loss on investment in GB Holdings, Inc.	52,366	15,600	—
Preferred LP unit interest expense	5,336	5,082	2,450
Minority interest	(13,822)	(2,074)	(2,721)
Deferred income tax (expense) benefit	10,130	14,297	(22,256)
Net proceeds from sales of trading securities	28,560	—	—
Changes in operating assets and liabilities:
Increase in trade notes and other receivables	(821)	(16,442)	(870)
Decrease (increase) in other assets	(18,725)	(123,001)	—
Decrease (increase) in inventory	17,880	—	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(60,092)	101,848	(42,001)
Other	(1,378)	(9,597)	261

Net cash provided by continuing operations	218,223	156,562	71,729

Income from discontinued operations	23,262	81,329	9,962
Depreciation and amortization	250	1,319	5,108
Net gain from property transactions	(21,849)	(75,197)	(3,353)

Net cash provided by discontinued operations	1,663	7,451	11,717

Net cash provided by operating activities	219,886	164,013	83,446

Cash flows from investing activities:
Capital expenditures	(362,689)	(241,752)	(82,966)
Purchases of marketable equity and debt securities included in investments	(766,933)	(285,923)	(73,631)
Proceeds from sales of marketable equity and debt securities included in investments	197,653	93,556	278,321
Net proceeds from the sales and disposition of real estate	8,414	43,590	15,828
Repayment of mezzanine loans included in investments	—	49,130	12,200
Purchase (decrease) of debt securities of affiliates	—	(101,500)	—
Repayment of related party note	—	—	250,000
Acquisitions of businesses, net of cash acquired	(293,649)	(125,900)	(148,101)
Cash related to combination of entities accounted for as a pooling of interest	—	23,753	15,312
Other	10,934	1,872	4,198

Net cash (used in) provided by investing activities	(1,206,270)	(543,174)	271,161

Cash flows from discontinued operations:
Net proceeds from the sales and disposition of real estate	53,404	201,834	5,336

Net cash (used in) provided by investing activities	(1,152,866)	(341,340)	276,497

(continued on next page)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
Years Ended December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
		(In $000s)
	(Restated)
	(See note 8)	(Restated)
		(See note 8)

Cash flows from financing activities:
Partners’ equity:
Distribution to partners	$(12,622)	$(17,916)	$—
Partners’ contribution	9,279	22,800	—
Debt:
Proceeds from credit facilities	382,648	8,000	99,405
Repayment of credit facilities	(130,609)	—	(3,994)
Proceeds from senior notes payable	480,000	565,409	—
Decrease in due to affiliates	—	(24,925)	—
Proceeds from mortgages payable	4,425	10,000	20,000
Mortgages paid upon disposition of properties	(5,675)	(26,800)	(3,837)
Periodic principal payments	(3,941)	(14,692)	(61,998)
Debt issuance costs	(13,618)	(25,177)	(952)
Other	(165)	758	—

Net cash provided by financing activities	709,722	497,457	48,624

Cash flows from discontinued operations:
Mortgages paid upon disposition of properties	(6,928)	(67,045)	(538)

Net cash provided by financing activities	702,794	430,412	48,086

Net increase (decrease) in cash and cash equivalents	(230,186)	253,085	408,029
Cash and cash equivalents, beginning of year	806,309	553,224	145,195

Cash and cash equivalents, end of year	$576,123	$806,309	$553,224

Supplemental information:
Cash payments for interest, net of amounts capitalized	$77,745	$60,472	$78,890

Cash payments for income taxes, net of refunds	$10,194	$2,912	$609

Conversion of bonds in connection with acquisition of WPI	$205,850	$—	$—

Net unrealized gains (losses) on securities available for sale	$230	$33	$9,174

Debt conversion re Atlantic Coast	$29,500	$—	$—

LP Unit Issuance	$456,998	$—	$—

Contribution of note from NEG Holding LLC	$—	$—	$10,940

Change in tax asset related to acquisition	$7,329	$2,490	$—

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

b. Investments

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

c. Administrative Services

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

d. Related Party Debt Transactions

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

e. Other

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

As discussed in Note 25, legal proceedings with respect to the acquisition have begun and are ongoing.

8.	Investments (Restated)

Investments consist of the following (in $000s):

	December 31, 2005		December 31, 2004
	Amortized	Carrying	Amortized	Carrying
	Cost	Value	Cost	Value

Current Investments:
Trading
Marketable equity and debt securities	$33,301	$39,232	$—	$—

Total current trading	33,301	39,232	—	—

Available for Sale
U.S. Government and agency obligations	3,346	3,346	96,840	96,840
Marketable equity and debt securities	746,731	746,839	2,248	2,248
Other debt securities	31,282	31,282	—	—

Total current available for sale	781,359	781,467	99,088	99,088

Total current investments	$814,660	$820,699	$99,088	$99,088

Non-Current Investments:
U.S. Government and agency obligations	$—	$—	$5,491	$5,491
Marketable equity and debt securities:
WestPoint Stevens	—	—	205,850	205,850
Other securities	15,964	15,964	40,098	40,098

Total non-current	$15,964	$15,964	$251,439	$251,439

Proceeds from the sales of available for sale securities were $96,848, $82,300 and $6,185 for the years ended December 31, 2005, 2004 and 2003, respectively. The gross realized gains on available for sale securities sold for the years ended December 31 2005, 2004 and 2003 were $8,552, $37,200 and $2,607 respectively. For purposes of determining gains and losses, the cost of securities is based on specific identification. Net unrealized holding gains (losses) on available for sale securities in the amount of $230, $(9,535) and $9,655 for the years ended December 31, 2005, 2004 and 2003, respectively, have been included in accumulated other comprehensive income.

In the third quarter of 2005, we began using the services of an unaffiliated third party investment manager to manage certain fixed income investments. At December 31, 2005, $448.8 million had been invested at the discretion of such manager in a diversified portfolio consisting predominantly of short-term investment grade debt securities. Investments managed by the third party investment manager are classified as available for sale securities in the

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheets. In the originally filed Form 10-K, such amounts, had been classified as trading securities.

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

Restatement

We have determined that, in our Form 10-K filed on March 16, 2006, certain transactions in our statement of cash flows related to the sales of securities not yet purchased, or “short sales,” and the classification of trading securities, should be included in cash flows from operating activities rather than in cash flows from investing activities, as previously reported. The changes had no impact on any balance sheet or income statement amount or any cash balance. For 2005, net cash provided by operating activities, as amended by the changes, is $219.9 million instead of the previously reported $247.4 million. Cash flows used in investing activities for 2005, as amended by the changes, is $1,152.9 million from the previously reported $1,180.3 million. For 2004, net cash provided by operating activities is $164.0 million instead of the previously reported $97.0 million. Cash flows used in investing activities for 2004, as amended by the changes, is $341.3 million from the previously reported $274.3 million

Included in purchases of marketable equity and debt securities in investing activities for 2005 is $53,175 of equity investments that were originally classified as available for sale and were subsequently reclassified as trading securities. Certain of these investments were sold after being reclassified and the relevant cash flows (net $28,560) are included as a component of cash flows from operating activities.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2005, and our report dated March 10, 2006, except for Note 8, as to which the date is March 29, 2006, expressed an unqualified opinion on those financial statements.

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

(a)(1) Financial Statements:

The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

All other Financial Statement schedules have been omitted because the required financial information is not applicable or the information is shown in the Financial Statements or Notes thereto in the Form 10-K filed March 16, 2006.

Exhibit
Index

3.1	Certificate of Limited Partnership of American Real Estate Partners, L.P. (“AREP”) dated February 17, 1987 (incorporated by reference to Exhibit No. 3.1 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.2	Amended and Restated Agreement of Limited Partnership of AREP, dated May 12, 1987 (incorporated by reference to Exhibit No. 3.2 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.3	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of AREP, dated June 29, 2005 (incorporated by reference to Exhibit No. 3.1 to AREP’s Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.4	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of AREP, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to AREP’s Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.5	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of AREP, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).

3.6	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREP, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to AREP’s Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

3.7	Certificate of Limited Partnership of American Real Estate Holdings Limited Partnership (“AREH”), dated February 17, 1987, as amended pursuant to First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

3.8	Amended and Restated Agreement of Limited Partnership of AREH, dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

Exhibit
Index

3.9	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of AREH dated June 29, 2005 (incorporated by reference to Exhibit No. 3.2 to AREP’s Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).

3.10	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of AREH, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to AREP’s Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.11	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of AREH, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).

4.1	Depositary Agreement among AREP, American Property Investors, Inc. and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to AREP’s Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).

4.2	Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to AREP’s Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

4.3	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to AREP’s Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005.

4.4	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to AREP’s Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005.

4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit No. 4.9 to AREP’s Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).

4.6	Registration Rights Agreement, dated as of February 7, 2005, among AREP, AREP Finance., AREH and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.11 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

4.7	Registration Rights Agreement between AREP and X LP (now known as High Coast Limited Partnership) (incorporated by reference to Exhibit 10.2 to AREP’s Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).

4.8	Registration Rights Agreement, dated June 30, 2005 between AREP and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to AREP’s Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005).

10.1	Indenture, dated as of January 29, 2004, among American Casino & Entertainment Properties LLC (“ACEP”), American Casino & Entertainment Properties Finance Corp., (“ACEP Finance”), the guarantors from time to time party thereto and Wilmington Trust Company, as Trustee (the “Trustee”), (incorporated by reference to Exhibit 4.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.2	Form of ACEP and ACEP Finance 7.85% Note (incorporated by reference to Exhibit 4.10 to AREP’s Form 10-Q for the quarter ended June 30, 2004 (SEC File No. 1-9516), filed on August 9, 2004).

10.3	Registration Rights Agreement, dated as of January 29, 2004, among ACEP, ACEP Finance, the guarantors party thereto and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.4 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.4	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to AREP’s Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).

10.5	Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2005.)

10.6	Management Agreement, dated September 12, 2001, by and between National Energy Group and NEG Operating LLC (incorporated by reference to Exhibit 99.4 to National Energy Group’s Form 8-K (SEC File No. 000-19136), filed on September 27, 2001).

10.7	Pledge Agreement and Irrevocable Proxy, dated December 29, 2003, made by National Energy Group in favor of Bank of Texas, N.A. (incorporated by reference to Exhibit 10.3 of National Energy Group’s Form 8-K (SEC File No. 000-19036), filed on January 14, 2004).

Exhibit
Index

10.8	Credit Agreement, dated as of January 29, 2004, by and among ACEP, certain subsidiaries of ACEP, the several lenders from time to time parties thereto and Bear Stearns Corporate Lending Inc., as Syndication Agent and Administrative Agent (incorporated by reference to Exhibit 10.1 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.9	First Amendment to Credit Agreement, dated as of January 29, 2004 by and among ACEP, as the Borrower, certain subsidiaries of the Borrower, as Guarantors, The Several Lenders, Bear Stearns Corporate Lending Inc. as Syndication Agent, and Bear Stearns Corporate Lending Inc., as Administrative Agent, dated as of May 26, 2004, Bear, Stearns & Co. Inc., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.6 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on October 12, 2004).

10.10	Pledge and Security Agreement, dated as of May 26, 2004, by and among ACEP, ACEP Finance, certain subsidiaries of ACEP and Bear Sterns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.11	Management Agreement, dated November 16, 2004, by and between National Energy Group and Panaco, Inc. (“Panaco”) (incorporated by reference to Exhibit 10.13 to National Energy Group’s Form 10-Q (SEC File No. 000-19136), filed on November 15, 2004).

10.12	Management Agreement, dated August 28, 2003, by and between National Energy Group and TransTexas Gas Corporation (“TransTexas”) (incorporated by reference to Exhibit 10.1 to National Energy Group’s Form 8-K (SEC File No. 000-19136), filed on September 10, 2003).

10.13	Purchase Agreement for Notes Issued by TransTexas, dated December 6, 2004, by and between Thornwood Associates LP (“Thornwood”) and AREP Oil & Gas (now known as NEG Oil & Gas) (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004.

10.14	Assignment and Assumption Agreement, dated December 6, 2004, by and between Thornwood and AREP Oil & Gas (now known as NEG Oil & Gas) (incorporated by reference to Exhibit 99.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).

10.15	Membership Interest Purchase Agreement, dated as of December 6, 2004, by and among AREP Oil & Gas (now known as NEG Oil & Gas), Amos Corp., High River and Hopper Investments LLC (incorporated by reference to Exhibit 99.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).

10.16	Assignment and Assumption Agreement, dated December 6, 2004, by and among AREP Oil & Gas (now known as NEG Oil & Gas), Arnos Corp., High River and Hopper Investments LLC (incorporated by reference to Exhibit 99.4 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).

10.17	Amended and Restated Oil & Gas Term Loan Agreement by and among Thornwood and TransTexas, Galveston Bay Pipeline Company and Galveston Bay Processing Corporation and Thornwood, dated August 28, 2003 (incorporated by reference to Exhibit 99.5 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10 2004).

10.18	Amended and Restated Security and Pledge Agreement, dated August 2003, by and among TransTexas, Galveston Bay Pipeline Company, Galveston Bay Processing Corporation and Thornwood (incorporated by reference to Exhibit 99.6 to AREP’s Form 8-K (SEC File No. 1-9516, filed on December 10, 2004).

10.19	Term Loan and Security Agreement among Panaco, Mid River LLC and Lenders Named Therein, dated as of November 16, 2004 (incorporated by reference to Exhibit 99.7 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 10, 2004).

10.20	Note Purchase Agreement, dated as of December 27, 2004, by and among AREP Sands Holding LLC, Barberry Corp., and Cyprus, LLC (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516, filed on December 30, 2004).

10.21	Amendment No. 1, dated as of May 23, 2005, to the Purchase Agreement, dated January 21, 2005, by and among AREP, as Purchaser, and Cyprus, LLC as seller (incorporated by reference to Exhibit 99.1 to Form 8-K (SEC File No. 1-9516) filed on May 27, 2005).

10.22	Membership Interest Purchase Agreement, dated January 21, 2005, by and among AREP as Purchaser and Gascon Partners, as Seller (incorporated by reference to Exhibit 99.1 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).

Exhibit
Index

10.23	Agreement and Plan of Merger, dated January 21, 2005, by and among National Onshore LP, Highcrest Investors Corp. and TransTexas Gas Corporation (incorporated by reference to Exhibit 99.2 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).

10.24	Agreement and Plan of Merger, dated January 21, 2005, by and among National Onshore LP, Highcrest Investors Corp., Amos Corp., AREP and Panaco, Inc. (incorporated by reference to Exhibit 99.3 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).

10.25	Purchase Agreement, dated January 21, 2005, by and among AREP, as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.4 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).

10.26	Registration Rights Agreement, dated February 7, 2005, among AREP, AREP Finance, AREH and Bear, Steams & Co. Inc. (incorporated by reference to Exhibit 4.11 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

10.27	Indenture, dated as of February 7, 2005, among AREP, AREP Finance and AREH, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

10.28	Form of AREP and AREP Finance 7 1/8% Senior Note due 2013 (incorporated by reference to Exhibit 4.10 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

10.29	Indenture, dated as of May 12, 2004, among AREP, AREP Finance, AREH, as guarantor and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.30	Form of 8 1/8% Senior Note due 2012 (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.31	Registration Rights Agreement, dated as of May 12, 2004, among AREP, AREP Finance, AREH and Bear, Steams & Co. Inc. (incorporated by reference to Exhibit 4.3 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.32	Credit Agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and other lender parties thereto. (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.33	Security Agreement, dated as of December 20, 2005, from the Guarantors referred to therein to Citicorp USA, Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.34	Guaranty, dated as of December 20, 2005, from the guarantors named therein and the Additional Guarantors referred to therein in favor of the Guaranteed Parties referred to therein. (incorporated by reference to Exhibit 10.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.35	Amended and Restated Credit Agreement, dated as of December 20, 2005, among NEG Operating LLC, as the Borrower, AREP Oil & Gas LLC (now known as NEG Oil & Gas), as the Lender, AREP Oil & Gas LLC, as Administrative Agent for the Lender, and Citicorp USA, Inc., as Collateral Agent for the Lender and the Hedging Counterparties. (incorporated by reference to Exhibit 10.4 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.37	Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding Real Estate Holdings Limited Partnership and Aretex LLC (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.38	Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and AREH (incorporated by reference to Exhibit 10.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.39	Option Grant Agreement, dated June 29, 2005, between AREP and Keith A. Meister (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 6, 2005).

Exhibit
Index

10.41	Agreement and Plan of Merger dated December 7, 2005, by and among American Real Estate Partners Oil & Gas LLC, National Energy Group, Inc., NEG IPOCO, Inc. (now known as NEG, Inc.), a corporation wholly owned by AREH (as thereafter defined), and, solely for purposes of Sections 3.2,3.3 and 4.16 of the Agreement, AREH (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 001-09516), filed on December 7, 2005).

10.42	Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of AREP and its subsidiaries (incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).

21	Subsidiaries of the Registrant. (SEC File No. 1-9516), filed on March 16, 2006).

31.1	Certification of Principal Executive officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 31, 2006

Report of Independent Registered Public Accounting Firm

The Partners
American Real Estate Partners, L.P.:

Under date of November 29, 2005, we reported on the consolidated statement of operations, changes in partners’ equity and comprehensive income, and cash flows of American Real Estate Partners, L.P. and subsidiaries for the year ended December 31, 2003 as contained in the annual report on Form 10K/A for the year 2005. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 15(a)(2). This financial statement schedule is the responsibility of the Partnership’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

New York, New York
November 29, 2005

SCHEDULE I

AMERICAN REAL ESTATE PARTNERS, L.P. (Parent Company)

CONDENSED BALANCE SHEETS
December 31, 2005 and 2004

	December 31,
	2005	2004
	(In $000s except per
	unit amounts)

ASSETS
Current assets:
Cash and cash equivalents	$776	$127

Total current assets	776	127

Investments in and amounts due from subsidiary	2,438,741	2,090,609
Other investments	2,250	2,250
Deferred financing costs	15,251	8,569

Total assets	$2,457,018	$2,101,555

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities
Accrued interest expense	$15,580	$2,471

Total current liabilities	15,580	2,471

Long-term debt	830,922	350,598
Preferred limited partnership units: $10 per unit liquidation preference, 5% cumulative pay-in-kind; 10,900,000 authorized; 10,800,397 and 10,286,264 issued and outstanding as of December 31, 2005 and 2004, respectively	112,067	106,731

Total liabilities	958,569	459,800
Commitments and contingencies (Note 3)
Partners’ equity
Limited partners:
Depositary units 67,850,000 authorized; 62,994,030 and 47,235,485 outstanding as of December 31, 2005 and 2004, respectively	1,728,572	1,301,625
General Partner	(218,202)	352,051
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)

Partners’ equity	1,498,449	1,641,755

Total liabilities and partners’ equity	$2,457,018	$2,101,555

See notes to condensed financial statements

SCHEDULE I

AMERICAN REAL ESTATE PARTNERS, L.P. (Parent Company)

CONDENSED STATEMENTS OF OPERATIONS
December 31, 2005, 2004 and 2003

	Years Ended December 31,
	2005	2004	2003
	(In $000s)

Other income (expense), net:
Interest expense	$(67,458)	$(24,266)	$(2,449)
Interest income	61,702	19,155	—
Equity in income (loss) of subsidiary	(21,288)	158,865	72,781

Net (loss) earnings	$(27,044)	$153,754	$70,332

Net earnings (loss) attributable to:
Limited partners	$(21,640)	$130,850	$51,074
General partner	(5,404)	22,904	19,258

	$(27,044)	$153,754	$70,332

See notes to condensed financial statements

SCHEDULE 1

AMERICAN REAL ESTATE PARTNERS, L.P. (Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004, and 2003

	Years Ended December 31,
	2005	2004	2003
	(In $000s)

Cash flows from operating activities:
Net Earnings (loss)	$(27,044)	$153,754	$70,332
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Preferred LP unit interest expense	5,336	5,082	2,449
Amortization of deferred financing costs	2,148	671	—
Equity in (earnings) loss of subsidiary	21,288	(158,865)	(72,781)
Net changes in assets and liabilities	13,109	2,469	(21)

Net cash provided by (used in) operating activities	14,837	3,111	(21)

Cash flows from investing activities:
Net investment in and advances to/from subsidiary	(484,845)	(350,587)	22

Net cash provided by (used in) investing activities	(484,845)	(350,587)	22

Cash flows from financing activities:
Partners’ equity:
Distributions to partners	(12,622)	(17,916)	—
Partner’s contributions	9,279	22,800	—
Net proceeds from long-term debt	474,000	342,594	—

Net cash provided by financing activities	470,657	347,478	—

Net increase in cash and cash equivalents	$649	$2	$1
Cash and cash equivalents, beginning of the year	127	125	124

Cash and cash equivalents, end of year	$776	$127	$125

See notes to condensed financial statements

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERICAN REAL ESTATE PARTNERS, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

1.	Description of Business and Basis of Presentation

American Real Estate Partners, L.P. (the “Company” or “AREP” or “we”) is a master limited partnership formed in Delaware on February 17, 1987. AREP is a diversified holding company. Our primary subsidiary is American Real Estate Holdings Limited Partnership, or AREH. AREH, the operating partnership, holds our investments and conducts our business operations. Substantially all of our assets and liabilities of are owned by AREH and substantially all operations are conducted through AREH. AREH is engaged in the following operating businesses: (1) Oil & Gas; (2) Gaming; (3) Real Estate ; and (4) Home Fashion.

The condensed financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Form 10-K/A filed on March 31, 2006.

The accompanying Schedule 1 has been prepared on the equity method of accounting.

2.	Long-term Debt

See Note 15. Long-Term Debt in our Form 10-K/A Consolidated Financial Statements and notes thereto filed on March 31, 2006.

3.	Commitments and Contingencies

See Note 25. Commitments and Contingencies in our Form 10-K Consolidated Financial Statements and notes thereto filed on March 31, 2006.