Form 10-Q
period 2006-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2006-05-10
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 8, 2006, there were 61,856,830 depositary units and 11,340,243 preferred units outstanding.

Part I.     Financial Information

Item 1.	Financial Statements
AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q MARCH 31, 2006
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(In $000s)
ASSETS
Current assets:
Cash and cash equivalents	$464,850	$576,123
Investments	876,281	820,699
Inventories, net	275,485	244,239
Trade, notes and other receivables, net	222,959	255,014
Other current assets	432,646	287,985

Total current assets	2,272,221	2,184,060

Property, plant and equipment, net:
Oil and Gas	769,231	742,459
Gaming	435,547	441,059
Real Estate	296,308	285,694
Home Fashion	150,210	166,026

Total property, plant and equipment, net	1,651,296	1,635,238

Investments	16,050	15,964
Intangible assets	23,402	23,402
Other assets	107,459	107,798

Total assets	$4,070,428	$3,966,462

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$112,709	$93,807
Accrued expenses	156,382	225,690
Current portion of long-term debt	22,167	24,155
Securities sold not yet purchased	117,925	75,883
Margin liability on marketable securities	217,265	131,061

Total current liabilities	626,448	550,596

Long-term debt	1,413,614	1,411,666
Other non-current liabilities	83,839	89,085
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 11,400,000 authorized; 11,340,243 and 10,800,397 issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	113,402	112,067

Total long-term liabilities	1,610,855	1,612,818

Total liabilities	2,237,303	2,163,414

Minority interests	289,472	304,599

Commitments and contingencies (Note 21)
Partners’ equity:
Limited partners:
Depositary units; 67,850,000 authorized; 62,994,030 outstanding as of March 31, 2006 and December 31, 2005, respectively	1,772,877	1,728,572
General partner:	(217,303)	(218,202)
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)

Partners’ equity	1,543,653	1,498,449

Total liabilities and partners’ equity	$4,070,428	$3,966,462

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(In 000s, except per
	unit amounts)
Revenues:
Oil and Gas	$108,292	$15,678
Gaming	126,718	122,667
Real Estate	21,526	18,082
Home Fashion	243,490	—

	500,026	156,427

Expenses:
Oil and Gas	43,304	37,070
Gaming	107,363	104,003
Real Estate	17,500	15,826
Home Fashion	281,448	—
Holding Company	11,304	2,908

	460,919	159,807

Operating income (loss)	39,107	(3,380)
Other income (expense), net:
Interest expense	(30,589)	(23,180)
Interest income	12,592	12,351
Other income (expense), net	21,471	25,952

Income from continuing operations before income taxes and minority interests	42,581	11,743
Income tax expense	(8,658)	(3,406)
Minority interests	15,123	932

Income from continuing operations	49,046	9,269

Discontinued operations:
Income from discontinued operations	410	571
Gain on sales and disposition of real estate	251	18,723

Income from discontinued operations	661	19,294

Net earnings	$49,707	$28,563

Net earnings attributable to:
Limited partners	$48,718	$43,127
General partner	989	(14,564)

	$49,707	$28,563

Net earnings per LP unit:
Basic earnings:
Income from continuing operations	$0.78	$0.53
Income from discontinued operations	0.01	0.41

Basic earnings per LP unit	$0.79	$0.94

Weighted average LP units outstanding:	61,857	46,098

Diluted earnings:
Income from continuing operations	$0.76	$0.51
Income from discontinued operations	0.01	0.38

Diluted earnings per LP unit	$0.77	$0.89

Weighted average LP units and equivalent partnership units outstanding	64,759	49,858

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2006

		Limited
	General	Partners’
	Partner’s	Equity	Held in Treasury		Total
	Equity	Depositary			Partners’
	(Deficit)	Units	Amounts	Units	Equity

	(In 000s)
	(Unaudited)
Balance, December 31, 2005	$(218,202)	$1,728,572	$(11,921)	1,137	$1,498,449
Comprehensive income:
Net earnings	989	48,718	—	—	49,707
Net unrealized losses on securities available for sale	(214)	(10,537)	—	—	(10,751)

Comprehensive income	775	38,181	—	—	38,956
CEO LP unit options	124	6,124	—	—	6,248

Balance, March 31, 2006	$(217,303)	$1,772,877	$(11,921)	1,137	$1,543,653

      Accumulated other comprehensive loss at March 31, 2006 was $10.6 million.
See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2006 and 2005

	Three Months Ended
	March 31,

	2006	2005

	(In $000s)
	(Unaudited)
Cash Flows from Operating Activities:
Income from continuing operations	$49,046	$9,269
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	46,607	32,543
Investment gains	(13,750)	(21,704)
Change in fair market value of Oil and Gas derivative contracts	(37,252)	38,769
Preferred LP unit interest expense	1,335	1,286
Minority interests	(15,123)	(932)
Stock based compensation expense	6,248	—
Deferred income tax expense	2,811	2,053
Impairment loss on fixed assets	7,828	—
Net cash used in activities on securities sold short	(40,671)	(7,117)
Other, net	3,636	466
Changes in operating assets and liabilities:
Decrease in trade notes and other receivables	31,970	198
Increase in other assets	(34,083)	(3,533)
Increase in inventory	(31,246)	—
Decrease in accounts payable, accrued expenses and other liabilities	(7,527)	(24,290)

Net cash (used in) provided by continuing operations	(30,171)	27,008

Income from discontinued operations	661	19,294
Depreciation and amortization	—	124
Net gain from property transactions	(251)	(18,723)

Net cash provided by discontinued operations	410	695

Net cash (used in) provided by operating activities	(29,761)	27,703

Cash Flows from Investing Activities:
Capital expenditures	(56,697)	(53,141)
Purchases of marketable equity and debt securities	(72,848)	(81,779)
Proceeds from sales from marketable equity and debt securities	44,139	—
Net proceeds from the sales and disposition of real estate	—	8,425
Net proceeds from sales and disposition of fixed assets	7,094	—
Other	—	1,105

Net cash used in investing activities	(78,312)	(125,390)

Cash Flows from Discontinued Operations:
Net proceeds from the sales and disposition of real estate	973	43,508

Net cash used in investing activities	(77,339)	(81,882)

Cash Flows from Financing Activities:
Proceeds from senior notes payable	$—	$480,000
Proceeds from credit facilities	—	18,941
Repayment of credit facilities	(3,075)	—
Decrease in due to affiliates	—	(16,385)
Payments of mortgages payable	—	(10,702)
Periodic principal payments	(1,098)	(1,598)
Debt issuance costs	—	(8,382)

Net cash provided by (used in) financing activities	(4,173)	461,874

Net increase (decrease) in cash and cash equivalents	(111,273)	407,695
Cash and cash equivalents, beginning of period	576,123	806,309

Cash and cash equivalents, end of period	$464,850	$1,214,004

Supplemental information
Cash payments for interest, net of amounts capitalized	$26,950	$12,314
Cash payments for income taxes, net of refunds	738	88
Net unrealized losses on securities available for sale	$(10,751)	$(2,394)
See Note 4 for discussion of the purchase of short-term investments in the third quarter of 2005.
See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006

Note 1.	General
      American Real Estate Partners, L.P. (the “Company” or “AREP”) is a master limited partnership formed in Delaware on February 17, 1987. AREP is a diversified holding company owning subsidiaries engaged in the following operating businesses: (1) Oil and Gas; (2) Gaming; (3) Real Estate and (4) Home Fashion.
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
      The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in our annual report on Form 10-K, as amended for the year ended December 31, 2005. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. The financial information contained herein is unaudited; however, all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods, have been made. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified in order to conform to the current year presentation.
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
      For a number of reasons the results of operations for interim periods are not normally indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments and derivative contracts in our Oil and Gas segment can be significant. In addition, the results of our Gaming and Home Fashion segments are seasonal.

Change in Reporting Entity
      Our historical financial statements herein have been revised to reflect the acquisition of interests in five entities in the second quarter of 2005 which were under common control of Mr. Icahn. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of such previously separate companies for periods prior to the acquisition are revised on a combined basis.

Discontinued Operations
      Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during 2005 and, accordingly, certain amounts in the statements of operations and cash flows for the three months ended March 31, 2005 have been reclassified to conform to the current classification of properties.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Acquisition of the Assets of WestPoint Stevens Inc.
      On August 8, 2005, WestPoint International, Inc. (“WPI”), an indirect subsidiary of the Company, completed the acquisition of substantially all of the assets of WestPoint Stevens Inc. (“WPS”). Operating results for WPI are included with AREP’s results beginning as of August 8, 2005.
      A recent court order may result in our ownership of WPI being reduced to less than 50%. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than those presented herein. (See Note 21.)

Investments
      We classify our marketable securities as either “available-for-sale” or “trading” based upon whether the objective of the purchase is to generate profits on short-term differences in price. Securities that are classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of partners’ equity. Trading securities are carried at fair value with unrealized gains and losses included in net earnings (loss). Effective January 1, 2006, certain trading securities were reclassified to available-for-sale based on a reassessment of the manner in which we hold investments. (See note 4 for details of investments and note 13 for details of gains and losses on investments.)

Filing Status of Subsidiaries
      Each of National Energy Group, Inc. (“NEG”) and Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Coast”) are reporting companies under the Securities Exchange Act of 1934. In addition, American Casino & Entertainment Properties LLC (“ACEP”) voluntarily files annual, quarterly and current reports.
      On February 14, 2006, NEG, Inc., our newly formed subsidiary, in connection with a planned initial public offering, filed with the Securities and Exchange Commission a Registration Statement on Form S-1.

Note 2.	Related Party Transactions

a. Administrative Services
      In July 2005, we entered into a new license agreement with an API affiliate for the non-exclusive use of approximately 1,514 square feet for which we pay monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The terms of the license agreement were reviewed and approved by the audit committee of the Board of Directors of API. The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December, beginning December 2005 and continuing through December 2011. In the three months ended March 31, 2006 and 2005, the Company paid rent of approximately $53,300 and $39,100, respectively.
      In the three months ended March 31, 2006 and 2005, we paid approximately $214,500 and $272,400, respectively, to an API affiliate for telecommunication services.
      An API affiliate provided certain professional services to WPI for which it incurred charges of approximately $81,000 in the three months ended March 31, 2006.
      An API affiliate provided certain administrative services for which we incurred charges of approximately $22,000 in the three months ended March 31, 2005. No charges were incurred in 2006.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      We provided certain administrative services to an API affiliate for which we charged $113,000 in the three months ended March 31, 2006.

b. Securities Ownership
      As of May 8, 2006, affiliates of Mr. Icahn owned 9,813,346 preferred units and 55,655,382 depositary units, which represent 86.5% and 90.0% of the outstanding preferred units and depositary units, respectively.

Note 3.	Operating Units
      We conduct business in four principal areas: Oil and Gas, Gaming, Real Estate and Home Fashion.

a. Oil and Gas
      We conduct our Oil and Gas operations through our wholly-owned subsidiary, NEG Oil & Gas LLC (“NEG Oil & Gas”) (formerly AREP Oil & Gas LLC). NEG Oil & Gas includes our 50.01% ownership interest in NEG, a direct 50% membership interest in NEG Holding LLC (“NEG Holdings”), an indirect 50% membership interest (through NEG) in NEG Holdings, and a 100% ownership interest in National Onshore LP and National Offshore LP. Our Oil and Gas operations consist of exploration, development, and production operations principally in Texas, Oklahoma, Louisiana and Arkansas and offshore in the Gulf of Mexico.
      Summary balance sheets for NEG Oil & Gas as of March 31, 2006 and December 31, 2005, included in the consolidated balance sheets, are as follows (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Current assets	$120,072	$172,188
Oil and gas properties, full cost method	769,231	742,459
Other assets	44,076	43,648

Total assets	$933,379	$958,295

Current liabilities	$69,566	$103,726
Credit facility (non-current)	300,000	300,000
Other noncurrent liabilities	56,356	60,479

Total liabilities	$425,922	$464,205

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Summarized statements of operations for the three month periods ended March 31, 2006 and 2005, including amounts related to unrealized derivative gains (losses), are as follows (in $000s):

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Gross oil and gas revenues	$81,183	$56,263
Realized derivative losses	(12,087)	(3,133)
Unrealized derivative gains (losses)	37,252	(38,769)

Oil and gas revenues	106,348	14,361
Plant revenues	1,944	1,317

Total revenues	108,292	15,678

Costs and expenses:
Oil and gas operating expenses	14,045	13,364
Depreciation, depletion and amortization	24,134	20,303
General and administrative expenses	5,125	3,403

Total cost and expenses	43,304	37,070

Operating income (loss)	$64,988	$(21,392)

      Oil and gas operating expenses comprise expenses that are directly attributable to exploration, development and production operations including lease operating expenses, transportation expenses, gas plant operating expenses, ad valorem and production taxes.
      For the three months ended March 31, 2006 and 2005, natural gas comprised 65% and 63% of gross oil and gas revenues, respectively.

b. Gaming
      We own and operate gaming properties in Las Vegas and Atlantic City. Our Las Vegas properties include the Stratosphere Casino Hotel and Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Our Atlantic City operations are based on our ownership of The Sands Hotel and Casino in Atlantic City, New Jersey through our majority ownership of Atlantic Holdings.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Summary balance sheets for our Gaming segment as of March 31, 2006 and December 31, 2005, included in the consolidated balance sheets, are as follows (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Current assets	$168,930	$158,250
Property, plant and equipment, net	435,547	441,059
Other non-current assets	57,614	57,632

Total assets	$662,091	$656,941

Current liabilities	$55,092	$59,271
Long term debt	220,209	217,335
Other non-current liabilities	12,298	14,926

Total liabilities	$287,599	$291,532

      Summarized statements of operations for the three months ended March 31, 2006 and 2005 are as follows (in $000s):

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Revenues:
Casino	$85,372	$85,070
Hotel	20,321	18,087
Food and beverage	22,475	21,942
Tower, retail and other income	8,757	8,877

Gross revenues	136,925	133,976
Less promotional allowances	10,207	11,309

Net revenues	126,718	122,667

Expenses:
Casino	27,846	27,727
Hotel	8,071	6,726
Food and beverage	15,278	13,942
Tower, retail and other income	4,479	3,847
Selling, general and administrative	42,262	42,542
Depreciation and amortization	9,427	9,219

Total costs and expenses	107,363	104,003

Operating income	$19,355	$18,664

c. Real Estate
      Our real estate operations consist of rental real estate, property development, and associated resort activities.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      A summary of real estate assets as of March 31, 2006 and December 31, 2005, included in the consolidated balance sheets, is as follows (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Rental properties:
Finance leases, net	$72,378	$73,292
Operating leases	49,483	50,012
Property development	128,502	116,007
Resort properties	45,945	46,383

Total real estate	$296,308	$285,694

      In addition to the above are properties held for sale. The amount included in other current assets related to such properties was $26.5 million and $27.2 million at March 31, 2006 and December 31, 2005, respectively. The operating results of certain of these properties are classified as discontinued operations.
      Summarized statements of operations attributable to real estate operations are as follows (in $000s):

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Revenues:
Rental real estate:
Interest income on financing leases	$1,735	$1,966
Rental income	2,325	2,274
Property development	11,384	8,279
Resort operations	6,082	5,563

Total revenues	21,526	18,082

Operating expenses:
Rental real estate	1,260	1,284
Property development	9,976	8,185
Resort operations	6,264	6,357

Total expenses	17,500	15,826

Operating income	$4,026	$2,256

Rental Real Estate
      As of March 31, 2006, we owned 51 rental real estate properties. These primarily consist of fee and leasehold interests in real estate in 23 states. Most of these properties are net-leased to single corporate tenants. Approximately 84% of these properties are currently net-leased, 6% are operating properties and 10% are vacant.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      We market portions of our commercial real estate portfolio for sale. Sale activity was as follows (in $000s, except unit data):

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Properties sold	4	4
Proceeds received	$973	$43,464
Mortgage debt repaid	$—	$10,702
Total gain recorded	$251	$13,200
Gain recorded in operations	$—	$186
Gain recorded in discontinued operations(i)	$251	$13,014

(i)	A gain of $5.7 million on the sale of resort properties was recognized in the three months ended March 31, 2005 in addition to gains on the rental portfolio.

Property Development and Associated Resort Activities
      We own, primarily through our Bayswater subsidiary, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities, and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts, and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for current and future residential development of approximately 450 and 1,000 units of residential housing, respectively. Both developments operate golf and resort activities. We are also developing residential communities in Naples, Florida and Westchester County, New York.
      Property development sales activity was as follows (in $000s except unit data):

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Units sold
New Seabury, Massachusetts	10	—
Grand Harbor/ Oak Harbor, Florida	2	6
Falling Waters, Florida	0	24

	12	30

Revenues
New Seabury, Massachusetts	$9,033	$—
Grand Harbor/ Oak Harbor, Florida	2,321	3,423
Falling Waters, Florida	—	4,856
Other	30	—

	$11,384	$8,279

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

d. Home Fashion
      We conduct our Home Fashion operations through our majority ownership in WPI.
      Summary balance sheets for Home Fashion as of March 31, 2006 and December 31, 2005, as included in the consolidated balance sheets, are as follows (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Current assets	$556,904	$583,496
Property plant and equipment, net	150,210	166,026
Intangible assets	23,402	23,402

Total assets	$730,516	$772,924

Current liabilities	$102,040	$103,931
Other liabilities	1,869	5,214

Total liabilities	$103,909	$109,145

      Summarized statement of operations for the three months ended March 31, 2006 are as follows (in $000s):

Three Months Ended
March 31, 2006

(Unaudited)
Revenues	$243,490
Expenses:
Cost of sales	228,360
Selling, general and administrative	53,088

Operating loss	$(37,958)

      Total depreciation for the period was $10.4 million, of which $8.6 million was included in cost of sales and $1.8 million was included in selling, general and administrative. Total expenses for the period include $7.7 million of impairment charges related to the fixed assets of plants that will be closed and $2.1 million of restructuring charges (of which approximately $1.2 million relates to severance and $0.9 million relates to continuing costs related to closed plants).
      Our basis in WPI is less than our share of the equity in WPI by $110.7 million. The excess of fair value over cost of net assets acquired has been reflected as a reduction of long-lived assets in our consolidated balance sheet. Fixed assets were reduced by $98.4 million and intangible assets were reduced by $12.3 million. Reductions in depreciation expense and in the impairment charge of $5.4 million and $4.1 million, respectively, for the three month period ended March 31, 2006 were recorded related to the excess of fair value over cost that had been assigned to fixed assets.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 4.	Investments and Related Matters
      Investments consist of the following (in $000s):

	March 31, 2006		December 31, 2005

		Carrying		Carrying
	Cost	Value	Cost	Value

	(Unaudited)
Current Investments:
Trading
Marketable equity and debt securities	$—	$—	$33,301	$39,232
Other investments	—	14,728	—	—

Total current trading	—	14,728	33,301	39,232

Available for Sale
U.S. Government and agency obligations	9,832	9,734	3,346	3,346
Marketable equity and debt securities	842,334	832,141	746,731	746,839
Other investments	20,031	19,678	31,282	31,282

Total current available for sale	872,197	861,553	781,359	781,467

Total current investments	$872,197	$876,281	$814,660	$820,699

Non-Current Investments:
Other securities	16,050	16,050	15,964	15,964

Total non-current	$16,050	$16,050	$15,964	$15,964

      Proceeds from the sale of available for sale securities were $128.3 million (of which $86.1 million was due from broker) and $0 for the three months ended March 31, 2006 and 2005, respectively. The gross realized gains on the sale of available for sale securities were $28.9 million and $0 for the three months ended March 31, 2006 and 2005, respectively. For purposes of determining gains and losses, the cost of securities is based on specific identification.
      Net unrealized losses on available for sale securities in the amount of $10.8 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively, have been included in other comprehensive income.
      Included in “Trading — other investments” at March 31, 2006 are $14.7 million in unrealized gains on derivative instruments.
      In the third quarter of 2005, we began using the services of an unaffiliated third party investment manager to manage certain fixed income investments. At March 31, 2006, $460.1 million had been invested at the discretion of such manager in a diversified portfolio consisting predominantly of short-term investment grade debt securities. Investments managed by the third party investment manager are classified as available for sale securities in the accompanying consolidated balance sheets.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Margin Liability on Marketable Securities
      At March 31, 2006 and December 31, 2005, liabilities of $217.3 and $131.1 million, respectively, had been recorded related to purchases of securities that had been made on margin. The margin liability is secured by the securities we purchased and cannot exceed certain pre-established percentages of the fair market value of the securities collateralizing the liability. If the margin liability exceeds such percentages, we will be subject to a margin call and required to fund the account to return the margin balance to the pre-established percentages of the fair market value of the securities collateralizing the liability.

Note 5.	Inventories, Net
      Inventories, net, relate solely to our Home Fashion segment and consist of the following (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Raw materials and supplies	$34,432	$33,083
Goods in process	103,134	100,337
Finished goods	137,919	110,819

	$275,485	$244,239

Note 6.	Trade, Notes and Other Receivables, Net
      Trade notes and other receivables, net, consist of the following (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Trade receivables — Home Fashion	$152,434	$173,050
Allowance for doubtful accounts — Home Fashion	(8,529)	(8,313)
Trade receivables — Oil and Gas	46,313	58,956
Allowance for doubtful accounts — Oil and Gas	(5,377)	(5,572)
Other	38,118	36,893

	$222,959	$255,014

Note 7.	Other Current Assets
      Other current assets consist of the following (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Assets held for sale	$42,080	$49,876
Restricted cash	228,092	161,210
Due from brokers	86,145	—
Other	76,329	76,899

	$432,646	$287,985

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      At March 31, 2006, assets held for sale consists of $26.5 million of real estate assets and $15.6 million of WPI assets held for sale. At December 31, 2005, assets held for sale consists of $27.2 million of real estate assets and $22.7 million of WPI assets held for sale.
      Restricted cash is primarily composed of funds required as collateral for the outstanding short security positions. Additionally, restricted cash consists of balances for escrow deposits and funds held to collateralize letters of credit.

Note 8.	Property, Plant and Equipment
      Property, plant and equipment consists of the following (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Land	$181,755	$182,539
Buildings and improvements	376,985	374,160
Proved oil and gas properties	1,280,704	1,229,923
Machinery, equipment and furniture	343,321	357,018
Assets leased to others	140,996	141,997
Construction in progress	92,469	69,893

	2,416,230	2,355,530

Less accumulated depreciation, depletion and amortization	(764,934)	(720,292)

Net property, plant and equipment	$1,651,296	$1,635,238

      Depreciation, depletion and amortization expense related to property, plant and equipment for the three month periods ended March 31, 2006 and 2005 was $45.3 million and $32.1 million, respectively.

Note 9.	Other Non-Current Assets
      Other non-current assets consist of the following (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Deferred taxes	$48,705	$51,511
Deferred finance costs, net of accumulated amortization of $4,353 and $4,076 as of March 31, 2006 and December 31, 2005, respectively	26,720	29,822
Restricted deposits	27,559	24,805
Other	4,475	1,660

	$107,459	$107,798

      Restricted deposits represent amounts escrowed with respect to asset retirement obligations at our Oil and Gas operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 10.	Other Non-Current Liabilities
      Other non-current liabilities consist of the following (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Asset retirement obligations (see Note 17)	$41,908	$41,228
Derivative liability (see Note 18)	13,090	17,893
Other long-term liabilities	28,841	29,964

	$83,839	$89,085

Note 11.	Minority Interests
      Minority interests consist of the following (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
WPI	$231,942	$247,015
Atlantic Coast	57,530	57,584

	$289,472	$304,599

Note 12.	Long Term Debt
      Long-term debt consists of the following (in $000s):

	March 31,	December 31,
	2006	2005

	(Unaudited)
Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$480,000
Senior unsecured 8.125% notes due 2012 — AREP	351,003	350,922
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — NEG Oil & Gas	300,000	300,000
Mortgages payable	80,414	81,512
Other	9,364	8,387

Total long-term debt	1,435,781	1,435,821
Less current portion, including debt related to real estate held for sale	22,167	24,155

	$1,413,614	$1,411,666

Senior unsecured notes restrictions and covenants — AREP
      Both of our senior unsecured notes issuances restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of March 31, 2006, such ratio was less than

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
1.75 to 1.0, and accordingly, based on this ratio, we and AREH could have incurred up to approximately $1.5 billion of additional indebtedness.
      In addition, both issuances of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended March 31, 2006, the ratio of cash flow to fixed charges was in excess of 1.5 to 1.0.
      The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of March 31, 2006, such ratio was in excess of 1.5 to 1.0.

Senior secured 7.85% notes due 2012 — ACEP
      ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of March 31, 2006, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.
      Additionally, ACEP’s senior secured revolving credit facility allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At March 31, 2006, there were no borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, ACEP’s ratio of net property, plant and equipment for key properties, as defined, to consolidated first lien debt be not less than 5.0 to 1.0 and ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At March 31, 2006, we were in compliance with the relevant covenants. On May 10, 2006 we increased our senior secured revolving credit facility to $60.0 million on substantially the same terms and conditions.
      The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our principal hotel and gaming properties.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

NEG Oil & Gas LLC Senior Secured Revolving Credit Facility
      On December 22, 2005, NEG Oil & Gas entered into a credit facility, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lender parties. At March 31, 2006, the interest rate on the outstanding amount under the credit facility was 6.44%. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.
      The credit facility contains covenants that, amongst other things, restrict the incurrence of indebtedness by NEG Oil & Gas and its subsidiaries, the creation of liens by them, hedging contracts, mergers and issuances of securities by them and distributions and investments by NEG Oil & Gas and its subsidiaries. It also requires NEG Oil & Gas to maintain: (1) a ratio of consolidated total debt to consolidated EBITDA (for the four fiscal quarter period ending on the date of the consolidated balance sheet used to determine consolidated total debt), as defined, of not more than 3.5 to 1.0; (2) consolidated tangible net worth, as defined, of not less than $240 million, plus 50% of consolidated net income for each fiscal quarter ending after December 31, 2005 for which consolidated net income is positive; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These covenants may have the effect of limiting distributions by NEG Oil & Gas. As of March 31, 2006, NEG Oil & Gas was in compliance with each of the covenants.

Note 13.	Other Income (Expense)
      Other income (expense) of $21.5 million included, for the three months ended March 31, 2006, net realized gains on marketable securities of $28.3 million, net unrealized losses on marketable securities of $10.0 million, and other income of $3.2 million. Total gains or losses on marketable securities included $29.2 million of realized gains on long positions, $4.2 million of realized gains and $15.5 million unrealized gains on derivatives, and $5.1 million of realized losses and $25.5 million of unrealized losses on securities sold short. For the three months ended March 31, 2005, there were no sales of securities. Other income (expense) for the three months ended March 31, 2005 of $26.0 million included unrealized gains on marketable securities of $21.7 million, including $17.9 million unrealized gains on securities sold short, gain on sale or disposition of real estate of $0.2 million and other income of $4.1 million.

Note 14.	Unit Options
      On June 29, 2005, we granted 700,000 nonqualified unit options to our chief executive officer. The option agreement permitted our chief executive officer to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit and vested over a period of eight years. On March 14, 2006, our chief executive officer resigned from that position, became a director and Vice-Chairman of the Board of API, and was designated to be principal executive officer. These changes in status caused the options to be cancelled in accordance with their terms.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      In accordance with SFAS 123(R) Share Based Payment, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million related to the previously unrecognized compensation cost.

Note 15.	Preferred Units
      Pursuant to the terms of the preferred units, on February 8, 2006, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10. The distribution was paid on March 31, 2006 to holders of record as of March 15, 2006. A total of 539,846 additional preferred units were issued. At March 31, 2006, 11,340,243 preferred units are issued and outstanding. In March 2006, the number of authorized preferred units was increased to 11,400,000.

Note 16.	Earnings Per Limited Partnership Unit
      Basic earnings per LP unit are based on earnings attributable to limited partners. Net earnings available for limited partners are divided by the weighted average number of limited partnership units outstanding. Diluted earnings per LP unit are based on earnings before the preferred unit distribution as the numerator with the denominator based on the weighted average number of units and equivalent units outstanding assuming conversion. The preferred units are considered to be equivalent units.
      The following table sets forth the computation of basic and diluted earnings per LP units (in 000s, except per unit data).

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Attributable to limited partners:
Basic income from continuing operations	$48,070	$24,217
Add preferred unit distribution	1,323	1,260

Income before discontinued operations	49,393	25,477
Income from discontinued operations	648	18,910

Diluted earnings	$50,041	$44,387

Weighted average LP units outstanding	61,857	46,098
Dilutive effect of redemption of preferred LP units	2,831	3,760
Dilutive effect of unit options	71	—

Weighted average LP units and equivalent partnership units outstanding	64,759	49,858

Basic earnings:
Income from continuing operations	$0.78	$0.53
Income from discontinued operations	0.01	0.41

Basic earnings per LP unit	$0.79	$0.94

Diluted earnings:
Income from continuing operations	$0.76	$0.51
Income from discontinued operations	0.01	0.38

Diluted earnings per LP unit	$0.77	$0.89

Note 17.	Asset Retirement Obligations — Oil and Gas
      Our asset retirement obligations represent expected future costs to plug and abandon our wells, dismantle facilities, and reclamate sites at the end of the related assets’ useful lives.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      As of March 31, 2006 and December 31, 2005, we had $26.6 million and $24.3 million, respectively, held in various escrow accounts relating to the asset retirement obligations for certain offshore properties, which is included in other non-current assets in the consolidated balance sheet. The following table summarizes changes in our asset retirement obligations during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively (in $000s):

	March 31,	December 31,
	2006	2005

Beginning of year	$41,228	$56,524
Add: Accretion	680	3,019
Drilling additions	—	2,067
Less: Revisions	—	(2,813)
Settlements	—	(431)
Dispositions	—	(17,138)

End of period	$41,908	$41,228

Note 18.	Oil and Gas Derivatives
      The following is a summary of our commodity price collar agreements as of March 31, 2006:

Type of Contract	Production Month	Volume Per Month	Floor	Ceiling

No cost collars	Jan-Dec 2006	31,000 Bbls	41.65	45.25
No cost collars	Jan-Dec 2006	16,000 Bbls	41.75	45.40
No cost collars	Jan-Dec 2006	570,000 MMBTU	6.00	7.25
No cost collars	Jan-Dec 2006	120,000 MMBTU	6.00	7.28
No cost collars	Jan-Dec 2006	500,000 MMBTU	4.50	5.00
No cost collars	Jan-Dec 2006	46,000 Bbls	60.00	68.50
(The company participates in a second ceiling at $84.50 on the 46,000 Bbls)
No cost collars	Jan-Dec 2007	30,000 Bbls	57.00	70.50
No cost collars	Jan-Dec 2007	30,000 Bbls	57.50	72.00
No cost collars	Jan-Dec 2007	930,000 MMBTU	8.00	10.225
No cost collars	Jan-Dec 2008	46,000 Bbls	55.00	69.00
No cost collars	Jan-Dec 2008	750,000 MMBTU	7.00	10.35
      We record derivative contracts as assets or liabilities in the balance sheet at fair value. As of March 31, 2006 and December 31, 2005, these derivatives were recorded as a liability of $48.7 million (including a current liability of $35.6 million) and $85.9 million (including a current liability of $68.0 million), respectively. The long-term portion is included in other non-current liabilities. We have elected not to designate any of these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses are included in oil and gas revenues.

Note 19.	Segment Reporting
      We report the following six reportable segments: (1) Oil and Gas; (2) Gaming; (3) Rental Real Estate; (4) Property Development; (5) Associated Resort Activities and (6) Home Fashion. Our three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheets and statements of operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      We assess and measure segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations. As discussed above, the terms of financing for the Oil and Gas and Gaming segments impose restrictions on their ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.
      The revenues and net segment operating income for each of the reportable segments are summarized as follows for the three months ended March 31, 2006 and 2005 (in $000s):

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Revenues:
Oil and Gas	$108,292	$15,678
Gaming	126,718	122,667
Real Estate
Rental real estate	4,060	4,240
Property development	11,384	8,279
Resort operations	6,082	5,563

Total real estate	21,526	18,082

Home Fashion	243,490	—

Total revenues	$500,026	$156,427

Net segment operating income (loss):
Oil and Gas	$64,988	$(21,392)
Gaming	19,355	18,664
Real Estate
Rental real estate	2,800	2,956
Property development	1,408	94
Resort operations	(182)	(794)

Total real estate earnings	4,026	2,256

Home Fashion	(37,958)	—

Total segment operating income (loss)	50,411	(472)

Holding Company costs(i)	(11,304)	(2,908)

Total operating income	39,107	(3,380)

Interest expense	(30,589)	(23,180)
Interest income	12,592	12,351
Other income (expense), net	21,471	25,952
Income tax expense	(8,658)	(3,406)
Minority interests	15,123	932

Income from continuing operations	$49,046	$9,269

(i)	Holding company costs include general and administrative expenses and acquisition costs of the holding company. General and administrative expenses of the segments are included in their respective operating expenses in the accompanying statements of earnings.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Depreciation, depletion and amortization (D,D&A) by segment:
Oil and Gas	$24,134	$20,303
Gaming	9,427	9,219
Real Estate:
Rental real estate	497	514
Property development	91	63
Resort operations	830	829

Total real estate	1,418	1,406

Home Fashion	10,364	—

D,D&A in operating expenses	45,343	30,928
Amortization in interest expense	1,264	1,615

Total D,D&A for continuing operations	$46,607	$32,543

	March 31,	December 31,
	2006	2005

Assets:
Oil and Gas	$933,379	$958,295
Gaming	662,091	656,941
Real Estate	434,146	442,594
Home Fashion	730,516	772,924

Subtotal	2,760,132	2,830,754
Reconciling items (ii)	1,310,296	1,135,708

Total assets	$4,070,428	$3,966,462

(ii)	Reconciling items relate principally to cash and investments of the Holding Company.

	Three Months Ended
	March 31

	2006	2005

Capital expenditures:
Oil and Gas	$50,924	$47,525
Gaming	3,866	5,257
Rental Real Estate	22	—
Hotel and resort operating properties	445	359
Home Fashion	1,440	—

	$56,697	$53,141

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 20.	Income Taxes
      Our corporate subsidiaries recorded the following income tax expense attributable to continuing operations for its taxable subsidiaries for the three months ended March 31, 2006 and 2005 (in $000s):

	Three Months Ended
	March 31,

	2006	2005

Current	$(5,847)	$(1,353)
Deferred	(2,811)	(2,053)

	$(8,658)	$(3,406)

      We recorded income tax provisions of $8.7 million and $3.4 million on pre-tax income of $42.6 million and of $11.7 million for the three months ended March 31, 2006 and 2005, respectively. Our effective income tax rate was 20.3% and 29.0% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners.

Note 21.	Commitments and Contingencies
      The Company is involved in legal and administrative proceedings of various types. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our financial condition.
GB Holdings
      On April 4, 2006, certain creditors of GBH Holdings, Inc., or GBH, filed a proposed Plan of Reorganization and Disclosure Statement in which they have indicated that they intend to challenge the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE Gaming LLC, a wholly owned subsidiary of Atlantic Holdings, the exchange of certain of GBH’s notes for 3% senior secured convertible notes of Atlantic Coast, and, our owning 58.2% of the outstanding Atlantic Coast shares as of March 31, 2006. If they succeed in challenging these transactions, the creditors intend to seek to rescind the July 2004 transactions and attempt to equitably subordinate, in bankruptcy, AREP’s claims against GBH to the claims of such creditors. Under the plan, they propose to place all of the assets of GBH in a Liquidating Trust for the benefit of the creditors. The Trust would be managed by a five-member board, four of whom would be appointed by the creditors and one of whom is appointed by a limited group of equity holders of GBH that would not include us. The assets that would be placed in the Trust include the 2,882,938 shares of Atlantic Coast stock owned by GBH as well as any litigation claims owned by the debtor or the estate, including any claims challenging the July 2004 transactions. We intend to file an objection to the proposed plan.
      The GBH bankruptcy is in its preliminary stages and we cannot predict the outcome of the case or the potential impact on us.

WPI litigation
      In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
the shares and rights to acquire shares of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, other than 5,250,000 shares that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay entered by the Bankruptcy Court. We have filed a notice of appeal of the remand order and an objection to the motion to lift the stay. We also intend to appeal the prior order that modified and vacated portions of the original sale order.
      We currently own approximately 67.7% of the outstanding shares of common stock of WPI. As a result of the District Court’s order and the proceedings on remand, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the results and balance sheet of WPI as of March 31, 2006 and for the period from the date of acquisition through March 31, 2006. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than as presented as of March 31, 2006 and for the three months then ended.
      We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

Pending Acquisition
      On November 29, 2005, AREP Laughlin Corporation and AREP Boardwalk LLC, our subsidiaries, entered into an agreement to purchase the Flamingo Hotel and Casino in Laughlin, Nevada and 7.7 acres of land in Atlantic City, New Jersey for an aggregate amount of $170.0 million from Harrah’s Entertainment Inc. AREP Laughlin Corporation was contributed to our subsidiary, ACEP on April 4, 2006. ACEP is negotiating to increase its credit facility to $60 million to finance the acquisition. Completion of the transaction is subject to regulatory approval and is expected to close in mid-2006.

Note 22.	Subsequent Events

Declaration of Distribution on Depositary Units
      On May 10, 2006, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on its depositary units for the second quarter of 2006 consistent with the distribution policy in 2005. The distribution will be paid on June 1, 2006 to depositary unitholders of record at the close of business on May 22, 2006.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Oil and Gas Derivatives
      On April 21, 2006, our Oil and Gas segment entered into the following commodity collar agreements:

Type of Contract	Production Month	Volume per Month	Floor	Ceiling

No cost collars	Jan - Dec 2007	1,000 Bbls	65.00	87.40
No cost collars	Jan - Dec 2007	7,000 Bbls	65.00	86.00
No cost collars	Jan - Dec 2007	330,000 MMBTU	9.60	12.10
No cost collars	Jan - Dec 2007	100,000 MMBTU	9.55	12.60
No cost collars	Jan - Dec 2008	9,000 Bbls	65.00	81.25
No cost collars	Jan - Dec 2008	70,000 MMBTU	8.75	11.90
No cost collars	Jan - Dec 2008	270,000 MMBTU	8.80	11.45
No cost collars	Jan - Dec 2009	19,000 Bbls	65.00	78.50
No cost collars	Jan - Dec 2009	26,000 Bbls	65.00	77.00
No cost collars	Jan - Dec 2009	330,000 MMBTU	7.90	10.80
No cost collars	Jan - Dec 2009	580,000 MMBTU	7.90	11.00

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:
      1. Overview
      2. Results of Operations
        • Consolidated Financial Results
        • Oil and Gas
        • Gaming
        • Real Estate
        • Home Fashion
        • Corporate and Investments

3.	Liquidity and Capital Resources
        • Consolidated Financial Results
        • Oil and Gas
        • Gaming
        • Real Estate
        • Home Fashion
      4. Certain Trends and Uncertainties
Overview
      American Real Estate Partners, L.P., or AREP, is a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: (1) Oil and Gas; (2) Gaming; (3) Real Estate; and (4) Home Fashion. Our primary business strategy is to continue to grow and enhance the value of our businesses. We may also seek to acquire additional businesses that are distressed or in out-of-favor industries and will consider the divestiture of businesses from which we do not foresee adequate future cash flow or appreciation potential. In addition, we invest our available liquidity in debt and equity securities with a view to enhancing returns as we continue to assess further acquisitions of operating businesses.
      We own a 99% limited partner interest in American Real Estate Holdings Limited Partnership, or AREH. AREH, the operating partnership, holds our investments and conducts our business operations. Substantially all of our assets and liabilities are owned by AREH and substantially all of our operations are conducted through AREH and its subsidiaries. American Property Investors, Inc., or API, owns a 1% general partner interest in both us and AREH, representing an aggregate 1.99% general partner interest in us and AREH. API is owned and controlled by Carl C. Icahn. As of March 31, 2006, affiliates of Mr. Icahn beneficially owned approximately 90% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units.
      In addition to our Oil and Gas, Gaming, Real Estate and Home Fashion segments, we discuss the Holding Company. The Holding Company includes the unconsolidated results of AREH and AREP and, principally, includes investment activity and expenses associated with the activities of a holding company. Certain real estate expenses are included in the Holding Company to the extent they relate to administration of our various real estate holdings.

Results of Operations

Overview
      The key factors affecting the financial results for the three months ended March 31, 2006 versus 2005 were:

•	Increased operating income from Oil and Gas. Gains on unrealized derivative positions were $37.3 million in 2006 compared to unrealized losses of $38.8 million in 2005. Additionally, volumes and prices realized were higher in 2006 compared to 2005, resulting in $24.9 million of additional revenue;

•	Operating losses of $38.0 million were realized by our Home Fashion segment, of which $9.8 million relates to restructuring costs, consisting primarily of impairment charges in connection with the closing of plants;

•	Increase in Holding Company costs of $8.4 million principally due to a $6.2 million non-cash compensation charge related to the cancellation of unit options; and

•	Reduced gains on sales of properties: income from discontinued operations fell $18.6 million.

Consolidated Results

Three months ended March 31, 2006 compared to three months ended March 31, 2005.
      Revenues increased by $343.6 million, or 219.7%, as compared to the prior year. This increase reflects the inclusion of WPI ($243.5 million), and increases of $92.6 million for Oil and Gas, $4.1 million for Gaming and $3.4 million for Real Estate.
      Operating income increased by $42.5 million, as compared to 2005. This reflects increases of $86.4 million for Oil and Gas, $0.7 million for Gaming, and $1.8 million for Real Estate. These items were offset by the inclusion of losses on WPI of $38.0 million and an increase in Holding Company costs of $8.4 million.
      Interest expense increased by $7.4 million, or 32.0%, as compared to the prior year. This increase includes a full three months in 2006 of interest expense on the $480.0 million of senior notes that we issued on February 7, 2005. Interest income increased by $0.2 million, or 2.0%. Other income (expense), net decreased by $4.5 million from the prior year, primarily reflecting the net realized and unrealized gains and losses on investments.

Oil and Gas
      The following table summarizes key operating data for the Oil and Gas segment (in $000s):

	Three Months Ended
	March 31,

	2006	2005

Gross oil and gas revenues	$81,183	$56,263
Realized derivative losses	(12,087)	(3,133)
Unrealized derivative gains (losses)	37,252	(38,769)

Oil and gas revenues	106,348	14,361
Plant revenues	1,944	1,317

Total revenues	108,292	15,678

Costs and expenses:
Oil and gas operating expenses	14,045	13,364
Depreciation, depletion and amortization	24,134	20,303
General and administrative expenses	5,125	3,403

	43,304	37,070

Operating income (loss)	$64,988	$(21,392)

      For the three months ended March 31, 2006 and 2005, natural gas comprised 65% and 63% of gross oil and gas revenues, respectively.
      Other data related to Oil and Gas operations is as follows:

	Three Months Ended
	March 31,

	2006	2005

Production data:
Oil (Mbbls)	368	353
Natural gas (MMcf)	7,404	6,023
Natural gas liquids (Mbbls)	101	91
Natural gas equivalents (MMcfe)	10,216	8,682
Average Sales Price(1):
Oil average sales price (per Bbl)
Price including realized gains or losses on derivative contracts	$55.54	$48.22
Price excluding realized gains or losses on derivative contracts	62.52	50.59
Natural gas average sales price (per Mcf)
Price including realized gains or losses on derivative contracts	6.05	5.54
Price excluding realized gains or losses on derivative contracts	7.34	5.92
Natural gas liquids (per Bbl)	38.14	30.42
Expense per Mcfe:
Total oil and gas operating expenses	$1.37	$1.54
Depreciation, depletion and amortization	2.36	2.34
General and administrative expenses	.50	.39

(1)	Excludes the effect of unrealized gains and losses on derivative contracts.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
      Gross oil and gas revenues for the first quarter of 2006, before realized and unrealized derivative gains and losses, increased $24.9 million, or 44.3%, as compared to the first quarter of 2005. The increase is primarily attributable to (a) the increase in volume ($12.8 million) and (b) the increase in average sales price ($12.1 million). Including the effects of realized and unrealized derivative gains and losses, oil and gas revenues increased 640.5% to $106.3 million in the first quarter of 2006 from $14.4 million in 2005. Unrealized derivative gains in 2006 were $37.3 million compared to unrealized derivative losses of $38.8 million in 2005. Unrealized derivative gains and losses resulted from mark-to-market adjustments on our unsettled positions at the end of the three months ended March 31, 2006 and 2005.
      During the first quarter of 2006, our average realized price of natural gas, including the effects of realized derivative losses, increased by 9.2% to $6.05 per Mcf from $5.54 per Mcf for the first quarter of 2005. Our natural gas production volume increased by 1.4 Bcf, or 22.9%, to 7.4 Bcf compared to 6.0 Bcf in the first quarter of 2005. Our natural gas production volume increased primarily due to our successful drilling activity.
      During the first quarter of 2006, our average realized price of oil, including the effects of realized derivative losses, increased by 15.2% to $55.54 per Bbl from $48.22 per Bbl for the first quarter of 2005. Our oil production volume increased by 15 MBbls, or 4.2%, to 368 MBbls compared to 353 MBbls in the first quarter of 2005. Our oil production volume increased primarily due to our successful drilling activity.
      Oil and gas operating expenses increased $0.7 million, or 5.1%, to $14.0 million for the first quarter of 2006 compared to $13.4 million for the first quarter of 2005. Oil and gas operating expenses per Mcfe decreased $0.17, or 11.0%, compared to 2005. The increase in oil and gas operating expenses is primarily due to an overall increase in costs in the oil and gas industry combined with an increase in the number of wells as a result of our drilling activity. This increase is partially offset by severance tax refunds of $1.8 million we received in 2006 from drilling wells that qualified for severance tax exemptions.
      Depletion, depreciation and amortization for our oil and gas segment, or DD&A, increased $3.8 million, or 18.7%, to $24.1 million during the first quarter of 2006 as compared to $20.3 million during the first quarter of 2005. DD&A per Mcfe increased $0.02, or 0.9%, to 2.36 per Mcfe as compared to $2.34 in 2005.
      General and administrative expenses for the oil and gas segment, or G&A, increased $1.7 million, or 50.6%, to $5.1 million during the first quarter of 2006 as compared to $3.4 million during the first quarter of 2005. G&A per Mcfe increased $0.11, or 28.2%, to $0.50 for 2006 compared to $0.39 for 2005. The increase in general and administrative expenses was primarily attributable to the payment of employee bonuses in the first quarter of 2006.

Gaming
      The following table summarizes the key operating data for our gaming segment for the periods indicated (in $000s):

	Three Months Ended
	March 31,

	2006	2005

Revenues
Casino	$85,372	$85,070
Hotel	20,321	18,087
Food and beverage	22,475	21,942
Tower, retail and other income	8,757	8,877

Gross revenues	136,925	133,976
Less promotional allowances	10,207	11,309

Net revenues	126,718	122,667

Expenses
Casino	27,846	27,727
Hotel	8,071	6,726
Food and beverage	15,278	13,942
Other operating expenses	4,479	3,847
Selling, general and administrative	42,262	42,542
Depreciation and amortization	9,427	9,219

	107,363	104,003

Operating income	$19,355	$18,664

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
      Gross revenues increased 2.2% to $136.9 million for the three months ended March 31, 2006 from $134.0 million for the first quarter of 2005. This increase was primarily attributable to an increase in business volume, as discussed below. Las Vegas gross revenues increased 3.3% while gross revenues from Atlantic City remained flat.
      Casino revenues increased 0.4% to $85.4 million for the three months ended March 31, 2006 from $85.1 million for the first quarter of 2005. Combined slot machine revenues decreased to $62.8 million, or 73.6% of combined casino revenues, and combined table game revenues increased to $19.6 million, or 23.0% of combined casino revenues, for the three months ended March 31, 2006 compared to $63.9 million and $17.6 million, respectively, for the first quarter of 2005. The increase in casino revenues was primarily due to an increase in the table game handle-and-hold percentage. Las Vegas casino revenues increased 0.6% while Atlantic City casino revenues were flat.
      Hotel revenues increased 12.4% to $20.3 million for the three months ended March 31, 2006 from $18.1 million for the first quarter of 2005. This increase was primarily due to an 11.0% increase in the hotel occupancy rate as a result of increased midweek room sales and a 1.2% increase in the average daily room rate. Las Vegas hotel revenues increased 10.4% and Atlantic City hotel revenues increased 25.9%.
      Food and beverage revenues increased 2.4% to $22.5 million for the three months ended March 31, 2006 from $21.9 million for the first quarter of 2005. This increase was primarily due to an increase in food and beverage covers partially offset by a slight decrease in the average revenue per guest check. Las Vegas food and beverage revenues increased 5.8% and Atlantic City food and beverage revenues decreased 9.5%.

      Promotional allowances are comprised of the estimated retail value of goods and services provided to casino customers under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 12.0% from 13.3% for the first quarter of 2005. This decrease was primarily attributable to a reduction in benefits for promotional activities related to slots. Promotional allowances as a percentage of casino revenues for Las Vegas operations decreased by 0.4% and for Atlantic City operations decreased by 2.5%.
      Casino operating expenses increased by 0.4% to $27.8 million for the three months ended March 31, 2006 from $27.7 million for the first quarter of 2005. The increase in casino expenses was primarily due to increased participation costs and labor costs from the addition of a poker room at the Stratosphere, partially offset by a reduction in gaming taxes related to lower gaming revenues in Atlantic City.
      Hotel operating expenses increased 20.0% to $8.1 million for the three months ended March 31, 2006 from $6.7 to million for the first quarter of 2005. This increase was primarily due to an increase in labor costs and costs associated with an increase in occupancy.
      Food and beverage operating expenses increased 9.6% to $15.3 million for the three months ended March 31, 2006 from $13.9 million for the first quarter of 2005. This increase was primarily due to an increase in food and labor costs associated with an increase in business volume.
      Other operating expenses increased 16.4% to $4.5 million for the three months ended March 31, 2006 from $3.8 million for the first quarter of 2005. This increase was primarily due to pre-opening expenses of $0.5 million related to the acquisition of Flamingo Laughlin Hotel and Casino and an increase in labor costs associated with the Insanity ride at the Stratosphere.
      Selling, general and administrative expenses primarily consist of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses decreased 0.7% to $42.3 million for the three months ended March 31, 2006 from $42.5 million for the first quarter of 2005. This decrease was primarily due to reductions in advertising, repair and maintenance and tax and license expenses partially offset by an increase in payroll expenses and legal fees.

Results by Location
      The following is an analysis of revenue and operating income, by geographical location, for our Gaming segment (in $000s):

	Three Months Ended
	March 31,

	2006	2005

Net revenues:
Las Vegas	$85,945	$82,838
Atlantic City	40,773	39,829

Total gaming	$126,718	$122,667

Operating income (loss):
Las Vegas	$18,623	$20,040
Atlantic City	732	(1,376)

Total gaming	$19,355	$18,664

      During 2005, we began to incur operating losses relating to the operation of The Sands, one of the casinos included in our Gaming segment. However, The Sands continues to generate positive cash flow. We believe that our efforts to improve profitability will lead to a reversal of these operating losses. However, as there can be no assurance that our efforts will be successful, we continue to evaluate whether there is an impairment under SFAS No. 144. In the event that a change in operations results in a future reduction of cash flows, we may determine that an impairment under SFAS No. 144 has occurred at The Sands, and an impairment charge may be required. The carrying value of property, plant and equipment of The Sands at March 31, 2006 was $142.6 million.

Real Estate
      Our real estate activities comprise three segments: 1) rental real estate, 2) property development, and 3) associated resort activities. The operating performance of the three segments was as follows (in $000s):

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Rental real estate:
Interest income on financing leases	$1,735	$1,966
Rental income	2,325	2,274
Property development	11,384	8,279
Resort operations	6,082	5,563

Total revenues	21,526	18,082

Operating expenses:
Rental real estate	1,260	1,284
Property development	9,976	8,185
Resort operations	6,264	6,357

Total expenses	17,500	15,826

Operating income	$4,026	$2,256

Rental Real Estate

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
      Revenues decreased 4.3% to $4.1 million in the three months ended March 31, 2006 from $4.2 million in the first quarter of 2005. The decrease was primarily attributable to the sale of a financing lease property in 2005. Operating expenses decreased 1.9% to $1.3 million, in the three months ended March 31, 2006.
      We market portions of our commercial real estate portfolio for sale. Sale activity was as follows (in $000s, except unit data):

	Three Months
	Ended March 31,

	2006	2005

Properties sold	4	4
Proceeds received	$973	$43,464
Mortgage debt repaid	$—	$10,702
Total gain recorded	$251	$13,200
Gain recorded in operations	$—	$186
Gain recorded in discontinued operations(i)	$251	$13,014

(i)	A gain of $5.7 million on the sale of resort properties was recognized in the three months ended March 31, 2005 in addition to gains on the rental portfolio.

Property Development

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
      Revenues increased by 37.5% to $11.4 million in the three months ended March 31, 2006 from $8.3 million in the first quarter of 2005. Operating expenses increased 21.9% to $10.0 million in the three months ended March 31, 2006 from $8.2 million in the same period in 2005. In 2006, we sold 12 units with an average profit margin of 12.4%. In 2005, we sold 30 units with an average profit margin of 1.1%.
      Property development sales activity was as follows (in $000s except unit data):

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
Units sold
New Seabury, Massachusetts	10	—
Grand Harbor/ Oak Harbor, Florida	2	6
Falling Waters, Florida	0	24

	12	30

Revenues
New Seabury, Massachusetts	$9,033	$—
Grand Harbor/ Oak Harbor, Florida	2,321	3,423
Falling Waters, Florida	—	4,856
Other	30	—

	$11,384	$8,279

Resort Activities

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
      Revenues increased 9.3% to $6.1 million in the three months ended March 31, 2006 from $5.6 million in first quarter of 2005. This increase is primarily attributable to increased club dues. Operating expenses decreased 1.5% to $6.3 million in the three months ended March 31, 2006.

Home Fashion
      WPI, through its wholly-owned indirect subsidiary, WestPoint Home, Inc., is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI also operates 33 retail outlet stores that sell home fashion products consisting principally of products manufactured by WPI. In addition, WPI receives a small portion of its revenues through the licensing of its trade marks.
      A recent court order may result in our ownership of WPI being reduced to less than 50%. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than those presented as of March 31, 2006 and for the period then ended. (See Note 21.)

Results of Operations
      Summarized statement of operations for the three months ended March 31, 2006 is as follows (in $000s):

Three Months Ended
March 31, 2006

Revenues	$243,490
Expenses:
Cost of sales	228,360
Selling, general and administrative	53,088

Operating loss	$(37,958)

      Total depreciation for the period was $10.4 million, of which $8.6 million was included in cost of sales and $1.8 million was included in selling, general and administrative. For the period, bed product revenues were $136.0 million and bath product revenues were $90.5 million. Other sales, consisting primarily of sales from WPI’s retail outlet stores were $17.0 million.
      Gross earnings before selling, general and administrative expenses for the period were $15.1 million and reflect a gross profit of 6.2%. Selling, general and administrative expenses were $53.1 million for the period and as a percentage of net sales represent 21.8%.
      Total expenses for the period include $7.7 million of impairment charges related to the fixed assets of plants that will be closed and $2.1 million of restructuring charges (of which approximately $1.2 million relates to severance and $0.9 million relates to continuing costs related to closed plants). We expect to continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout 2006 and 2007.
      If our restructuring efforts are unsuccessful, we may be required to record additional impairment charges related to the carrying value of long-lived assets. Additionally, as part of the restructuring efforts, we expect to record additional impairment charges as additional plants are closed.

Holding Company

Investment Activities
      The Holding Company engages in various investment activities. These activities include those associated with investing our available liquidity to achieve a current return and activities designed to earn returns from increases or decreases in the market price of securities.
      In the three months ended March 31, 2006 and 2005, we had significant realized and unrealized gains and losses from several positions, including short positions and, in 2006, activity relating to derivative instruments.

General and Administrative Expenses
      General and administrative expenses related to the Holding Company are principally related to payroll and professional fees and expenses of the Holding Company and include costs related to the administration of various real estate holdings.

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
      General and administrative costs increased $8.4 million, or 288.7%, to $11.3 million, as compared to $2.9 million in the prior year due largely to the impact of a compensation charge related to the cancellation of options ($6.2 million), and higher legal and professional fees.

      On June 29, 2005, we granted 700,000 nonqualified unit options to our chief executive officer. The option agreement permitted our chief executive officer to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit and vested over a period of eight years. On March 14, 2006, our chief executive officer resigned from that position, became a director and Vice-Chairman of the Board of API, and was designated to be principal executive officer. These changes in status caused the options to be cancelled in accordance with their terms. In accordance with SFAS 123(R) Share Based Payment, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million related to the previously unrecognized compensation cost.

Interest Income and Expense

Three months ended March 31, 2006 compared to the three months ended March 31, 2005
      Interest expense increased 32.0% to $30.6 million, during the three months ended March 31, 2006 as compared to $23.2 million in the prior year. This increase reflects higher borrowing levels in 2006 as a result of the issuance of the $480.0 million senior notes in February 2005. Interest income was consistent with the prior period due to higher interest earned on cash balances in the first quarter of 2006 offsetting $5.1 million earned on WPS secured bank debt in the first quarter of 2005.

Other Income (Expense), net
      See Note 13 to the consolidated financial statements for discussion of Other Income (Expense).

Minority Interests
      Minority interest increased $14.2 million for the three months ended March 31, 2006 compared to the comparable period in the prior year primarily as a result of the impact of the losses of WPI ($15.1 million).

Effective Income Tax Rate
      We recorded income tax provisions of $8.7 million and $3.4 million on pre-tax income of $42.6 million and $11.7 million for the three months ended March 31, 2006 and 2005, respectively. Our effective income tax rate was 20.3% and 29.0% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners.
      During the three months ended March 31, 2006 and 2005, we paid $0.7 million and $0.2 in income taxes, respectively.

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
Liquidity and Capital Resources

Consolidated Financial Results
      We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. As we continue to make significant investments in operating businesses, we will reduce the liquid assets at AREP and AREH to fund those businesses. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of loans, dividends, distributions or otherwise.
      The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, the notes issued by our indirect wholly-owned subsidiary, ACEP, contain restrictions on dividends and distributions and loans to us, as well as on other transactions with us. ACEP also has a credit agreement which contains financial covenants that have the effect of restricting dividends or distributions. Our subsidiary, NEG Oil & Gas has a credit facility which restricts dividends, distributions and other transactions with us. These agreements may preclude our receiving payments from the operations of our Gaming and our Oil and Gas properties which account for a significant portion of our revenues and cash flows. We are negotiating similar facilities for WPI, Atlantic Coast and our real estate development properties which may also restrict dividends, distributions and other transactions with us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt will be limited.
      As of March 31, 2006, the Holding Company had a cash and cash equivalents balance of $175.8 million, short-term investments of $873.0 million (of which $468.8 million was invested in highly liquid fixed-income securities) and total debt of $911.4 million (of which $831.0 million relates to the senior unsecured notes).
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
      In February 2005, we issued $480.0 million principal amount of 7.125% senior notes due 2013. In May 2004, we issued $353.0 million principal amount of 8.125% senior notes due 2012. Additionally, in December 2005, NEG Oil & Gas entered into a revolving credit facility which allows for borrowings of up to $500.0 million based upon a borrowing base determination. The borrowing base is $335.0 million, of which $300.0 million has been borrowed at closing and is outstanding.

Cash Flows
      Net cash used in continuing operating activities was $30.2 million for the three months ended March 31, 2006 as compared to net cash provided by continuing operating activities of $27.0 million in the prior year. Net cash was used in continuing operations for the three months ended March 31, 2006 due to cash requirements related to short sales ($40.7 million) and increases in various working capital asset categories. Our cash and cash equivalents and investments in marketable equity and debt securities decreased by $55.6 million at March 31, 2006, from December 31, 2005, primarily due to net cash used in operating activities of $29.8 million and capital expenditures of $56.7 million, offset in part by proceeds from sales of properties of $7.1 million.
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

Borrowings

Long-term debt consists of the following (in $000s):

	March 31,	December 31,
	2006	2005

Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$480,000
Senior unsecured 8.125% notes due 2012 — AREP	351,003	350,922
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — NEG Oil & Gas	300,000	300,000
Mortgages payable	80,414	81,512
Other	9,364	8,387

Total long-term debt	1,435,781	1,435,821
Less current portion, including debt related to real estate held for sale	22,167	24,155

	$1,413,614	$1,411,666

Senior unsecured notes restrictions and covenants — AREP
      Both of our senior unsecured notes issuances restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of March 31, 2006, such ratio was less than 1.75 to 1.0, and accordingly, based on this ratio, we and AREH could have incurred up to approximately $1.5 billion of additional indebtedness.
      In addition, both issues of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended March 31, 2006, the ratio of cash flow to fixed charges was in excess of 1.5 to 1.0.
      The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of March 31, 2006, such ratio was in excess of 1.5 to 1.0.
      As of March 31, 2006, we were in compliance with each of the covenants contained in our senior unsecured notes and expect to be in compliance with each of the debt covenants for the period of at least twelve months from such date.

Senior secured 7.85% notes due 2012 — ACEP
      ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of March 31, 2005, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.
      Additionally, ACEP’s senior secured revolving credit facility allows for borrowings of up to $20.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in January 2008. At March 31, 2006, there were no borrowings or letters of credit outstanding under the facility. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, ACEP’s ratio of net property, plant and equipment for key properties, as defined, to consolidated first lien debt be not less than 5.0 to 1.0 and ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. At March 31, 2006, we were in compliance with the relevant covenants. On May 10, 2006 we increased our senior secured revolving credit facility to $60.0 million on substantially the same terms and conditions.
      The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our principal hotel and gaming properties.

NEG Oil & Gas LLC Senior Secured Revolving Credit Facility
      On December 22, 2005, NEG Oil & Gas entered into a credit facility, dated as of December 20, 2005, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lender parties. At March 31, 2006, the interest rate on the outstanding amount under the credit facility was 6.44%. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.
      The credit facility contains covenants that, amongst other things, restrict the incurrence of indebtedness by NEG Oil & Gas and its subsidiaries, the creation of liens by them, hedging contracts, mergers and issuances of securities by them and distributions and investments by NEG Oil & Gas and its subsidiaries. It also requires NEG Oil & Gas to maintain: (1) a ratio of consolidated total debt to consolidated EBITDA (for the four fiscal quarter period ending on the date of the consolidated balance sheet used to determine consolidated total debt), as defined, of not more than 3.5 to 1.0; (2) consolidated tangible net worth, as defined, of not less than $240 million, plus 50% of consolidated net income for each fiscal quarter ending after December 31, 2005 for which consolidated net income is positive; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These covenants may have the effect of limiting distributions by NEG Oil & Gas. As of March 31, 2006, NEG Oil & Gas was in compliance with each of the covenants.

Quarterly Distribution
      On March 15, 2006, our directors voted to approve management’s recommendation to pay a dividend of $0.10 per depositary unit in the first quarter of 2006. The first quarter distribution was paid on April 7, 2006 to depositary unit holders of record at the close of business on March 27, 2006. On May 10, 2006, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on its depositary units for the second quarter of 2006 consistent with the distribution policy in 2005. The distribution will be paid on June 1, 2006 to depositary unitholders of record at the close of business on May 22, 2006.
      The payment of future distributions will be determined by the Board of Directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. There can be no assurance as to whether or in what amounts any future distributions might be paid.

Contractual Commitments
      As discussed below, our derivative obligations decreased to $48.7 million as of March 31, 2006 as compared to $85.9 million as of December 31, 2005. As of March 31, 2006, there were no other material changes in our contractual obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to those reported in our Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 2006.

Derivative Obligations
      As discussed in Note 18 to the consolidated financial statements, our oil and gas operations have liabilities related to derivative contracts of $48.7 million at March 31, 2006. The fair value of the derivative contracts that mature in less than a year is $35.6 million. The amount, if any, that we will be required to pay with respect to any contract will be determined at the maturity date and may vary from the fair value as reported at this time depending on market prices for oil and gas and the stated contract terms.
      As discussed in Note 4 to the consolidated financial statements, we have entered into derivative contracts. The fair value of the derivative contracts was an asset of $14.7 million as of March 31, 2006.

Off Balance Sheet Arrangements
      We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

Segment Liquidity and Capital Resources

Oil and Gas
      NEG Oil & Gas derives its cash primarily from the sale of oil and natural gas and borrowings. During the three months ended March 31, 2006, cash flows from operations provided by our oil and gas segment was $52.6 million compared to $29.5 million in 2005. The increase was primarily attributable to higher revenues due to increased production and higher price realizations.
      During the three months ended March 31, 2006, our oil and gas capital expenditures aggregated $50.9 million. NEG Oil & Gas capital expenditures for the remainder of 2006 are forecasted to be approximately $149.5 million. The planned capital expenditures do not include any major acquisitions that we may consider from time to time and for which NEG Oil & Gas may need to obtain additional financing.
      Historically, we have funded our Oil and Gas capital expenditures from Oil and Gas operating cash flows and bank borrowings. Our Oil and Gas operating cash flows may fluctuate significantly due to changes in oil and gas commodity prices, production interruptions and other factors. The timing of most of our oil and gas capital expenditures is discretionary because we have no long-term capital expenditure commitments. We may vary our capital expenditures as circumstances warrant in the future.

Gaming
      Our Gaming segment derives cash primarily from casino, hotel and related activities. During the three months ended March 31, 2006, cash flows from operations provided by our gaming segment was $20.3 million compared to $14.9 million in 2005. The increase from 2005 to 2006 was due to increased revenues. In addition to cash from operations, cash is available to us, if necessary, under our separate senior secured revolving credit facilities for our Atlantic City and Las Vegas subsidiaries. Our Las Vegas and Atlantic City operations maintain separate credit facilities. Both facilities are subject to our complying with financial and other covenants. At March 31, 2006, we had availability under our credit facilities of $20.0 million and $5.0 million for Las Vegas and Atlantic City, respectively, subject to continuing compliance with existing covenant restrictions. Our Las Vegas facility expires January 29, 2008 and our Atlantic City facility expires on November 17, 2007. The cash generated from operations and credit facilities of our Las Vegas and Atlantic City are not available to fund one another.

      Under terms of the senior secured notes of ACEP, the ability to pay dividends and engage in other transactions with AREP are limited.
      Capital spending for the existing Las Vegas operations was $2.2 million and $4.7 million for the three months ended March 31, 2006 and 2005, respectively. Capital spending for the Atlantic City operations was $0.6 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. We have estimated our combined capital expenditures for the remainder of 2006 to be $26.8 million.
      On November 29, 2005, AREP’s wholly-owned subsidiaries, AREP Laughlin Corporation, or Laughlin, and AREP Boardwalk LLC, or Boardwalk, entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino in Laughlin, Nevada, and 7.7 acres of land in Atlantic City, New Jersey from Harrah’s Entertainment, for $170.0 million. Completion of the transaction is subject to regulatory approval and is expected to close in mid-2006. We contributed Laughlin to ACEP on April 4, 2006 and the Atlantic City property will be owned by Boardwalk. ACEP is negotiating to increase its senior secured revolving credit facility to $60.0 million, which it plans to utilize, together with their excess cash, to purchase the Flamingo and fund the additional capital spending estimated to be approximately $40.0 million through 2008. During the three months ended March 31, 2006, we spent approximately $1.2 million of the $40.0 million.
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
      Real estate development activities are currently a significant use of funds. With our renewed development activity at New Seabury and Grand Harbor, it is expected that cash expenditures over the next year will approximate $100 million. Such amounts will be funded through advances from our existing cash reserves and then from unit sales and, to the extent such proceeds are insufficient, by AREP from available cash.

Home Fashion
      For the three months ended March 31, 2006, our Home Fashion segment had a negative cash flow from operations of $33.6 million. Such negative cash flow was principally due to ongoing restructuring actions and changes in working capital. As discussed above, we expect to continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout 2006 and 2007.
      At March 31, 2006, the Home Fashion segment had approximately $61.5 million of unrestricted cash and cash equivalents. Capital spending by WPI was $1.4 million for the three months ended March 31, 2006. Capital expenditures for the remainder of 2006 are expected to total approximately $10.9 million. Additionally, WPI may expend amounts in connection with exploring overseas joint ventures and such amounts may be significant.
      WPI is negotiating to obtain a $250.0 million senior secured revolving credit facility from a third party which, upon entering into the credit facility, is expected to impose various operating and financial restrictions on WPI and its subsidiaries. These restrictions include limitations on indebtedness, liens, asset sales, transactions with affiliates, acquisitions, mergers, capital expenditures, dividends and investments.

      AREH has made a line of credit available to WPI which matures on August 8, 2006. The status of the rights offering that was to have yielded an additional $92 million in equity remains uncertain pending resolution of the pending litigation with certain of WPS’ creditors.

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
      Forward looking statements regarding management’s present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause results to differ from present plans or expectations, and such differences could be material. Readers should consider that such statements speak only as of the date hereof.
Certain Trends and Uncertainties
      We have in the past and may in the future make forward looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Risk Factors in our annual report on Form 10-K, as amended, for the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and derivatives. Reference is made to Part II, item 7A of Form 10-K/ A for 2005 that we filed with the Securities and Exchange Commission on March 31, 2006 for disclosures relating to interest rates and our equity prices. As of March 31, 2006, there have been no material changes in the market risks in these two categories. The following address our market risks associated with commodity price risks.
      Our Home Fashion and Oil and Gas operating units selectively use commodity futures contracts, forward purchase commodity contracts, option contracts and price “collars” primarily to reduce the risk of changes to cotton and oil and gas prices. The Holding Company currently holds derivative instruments for trading purposes.
      The Oil and Gas segment’s revenues are derived from the sale of its crude oil and natural gas production. The prices for oil and gas remain extremely volatile and sometimes experience large fluctuations as a result of relatively small changes in supply, weather conditions, economic conditions and government actions. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a noncash write-down of our oil and gas properties could be required under full cost accounting rules if prices declined significantly, even if it is only for a short period of time. From time to time, we enter into derivative financial instruments to manage oil and gas price risk related to revenue.
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
      See Note 18 to the consolidated financial statements for details on our commodity price collar agreements.

Item 4.	Controls and Procedures
      As of March 31, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s and our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      During the first quarter of 2006, we continued to implement processes to address a significant deficiency in our consolidation process noted by management in 2004 during its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. These processes included the implementation and testing of our new accounting and consolidation program and continuing to retain the services of an independent consultant to evaluate the effectiveness of our internal controls. We continue to monitor the progress of our subsidiaries in implementing processes to correct any significant deficiencies noted in their disclosure and control procedures.
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

Changes in Internal Control Over Financial Reporting
      There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.
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

GB Holdings
      On April 4, 2006, certain creditors of GB Holdings, Inc., or GBH filed a proposed Plan of Reorganization and Disclosure Statement in which they have indicated that they intend to challenge the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE Gaming LLC, a wholly owned subsidiary of Atlantic Holdings, the exchange of certain of GBH’s notes for 3% senior secured convertible notes of Atlantic Coast, and, our owning 58.2% of the outstanding Atlantic Coast shares as of March 31, 2006. If they succeed in challenging these transactions, the creditors intend to seek to rescind the July 2004 transactions and attempt to equitably subordinate, in bankruptcy, AREP’s claims against GBH to the claims of such creditors. Under the plan, they propose to place all of the assets of GBH in a Liquidating Trust for the benefit of the creditors. The Trust would be managed by a five-member board, four of whom would be appointed by the creditors and one of whom is appointed by a limited group of equity holders of GBH that would not include us. The assets that would be placed in the Trust include the 2,882,938 shares of Atlantic

Coast stock owned by GBH as well as any litigation claims owned by the debtor or the estate, including any claims challenging the July 2004 transactions. We intend to file an objection to the proposed plan.
      The GBH bankruptcy is in its preliminary stages and we cannot predict the outcome of the case or the potential impact on us.

WPI litigation
      In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of the shares and rights to acquire shares of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, other than 5,250,000 shares that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay entered by the Bankruptcy Court. We have filed a notice of appeal of the remand order and an objection to the motion to lift the stay. We also intend to appeal the prior order that modified and vacated portions of the original sale order.
      We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

Item 1A.	Risk Factors
      In addition to the risk factor set forth below, the discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, and amended on March 31, 2006, which describe various risks and uncertainties to which we are or may become subject. This report is available, without charge, on our website, http://www.areplp.com/investor.shtml as soon as reasonably practicable after they are filed electronically with the SEC. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Home Fashion
      A recent court order may result in our ownership of WPI being reduced to less than 50%. Uncertainties arising from this decision may adversely affect WPI’s operations and prospects and the value of our investment in it.
      In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of the shares and rights to acquire shares of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, other than 5,250,000 shares that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. The Bankruptcy Court entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay entered by the Bankruptcy Court. We have filed a notice of an appeal of the remand order and an objection to the motion to lift the stay. We also intend to appeal the prior order that modified and vacated portions of the original sale order.
      We currently own approximately 67.7% of the outstanding shares of common stock of WPI. As a result of the District Court’s order and the proceedings on remand, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the results and balance sheet of WPI as of March 31, 2006 and December 31, 2005 and for the period from the date of acquisition through March 31, 2006. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than as presented as of March 31, 2006 and December 31, 2005 and for the periods then ended.

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

AMERICAN REAL ESTATE PARTNERS, L.P.

By: American Property Investors, Inc., its general partner

By:	/s/ JON F. WEBER

Jon F. Weber
President and Chief Financial Officer (Principal
Financial Officer and duly authorized officer)
Date: May 10, 2006