Form 10-Q
period 2006-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2006-08-09
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 1-9516

American Real Estate Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3398766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, Suite 4700, New York, NY (Address of principal executive offices)	10153 (Zip Code)

(212) 702-4300
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 8, 2006, there were 61,856,830 depositary units and 11,340,243 preferred units outstanding.

Part I.  Financial Information

Item 1.	Financial Statements

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q JUNE 30, 2006

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In $000s)

ASSETS
Current assets:
Cash and cash equivalents	$463,677	$576,123
Investments	901,262	820,699
Inventories, net	285,716	244,239
Trade, notes and other receivables, net	213,937	255,014
Other current assets	284,140	287,985

Total current assets	2,148,732	2,184,060

Property, plant and equipment, net:
Oil and Gas	796,250	742,459
Gaming	617,064	441,059
Real Estate	288,351	285,694
Home Fashion	115,986	166,026

Total property, plant and equipment, net	1,817,651	1,635,238

Investments	16,324	15,964
Intangible assets	26,714	23,402
Other assets	108,494	107,798

Total assets	$4,117,915	$3,966,462

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$127,626	$93,807
Accrued expenses	158,209	225,690
Current portion of long-term debt	21,601	24,155
Securities sold not yet purchased	81,722	75,883
Margin liability on marketable securities	144,596	131,061

Total current liabilities	533,754	550,596

Long-term debt	1,506,287	1,411,666
Other non-current liabilities	77,751	89,085
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 11,400,000 authorized; 11,340,243 and 10,800,397 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	114,820	112,067

Total long-term liabilities	1,698,858	1,612,818

Total liabilities	2,232,612	2,163,414

Minority interests	263,784	304,599

Commitments and contingencies (Note 21)
Partners’ equity:
Limited partners:
Depositary units: 67,850,000 authorized; 62,994,030 outstanding as of June 30, 2006 and December 31, 2005, respectively	1,849,194	1,728,572
General partner:	(215,754)	(218,202)
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)

Partners’ equity	1,621,519	1,498,449

Total liabilities and partners’ equity	$4,117,915	$3,966,462

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2006 and 2005

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In 000s, except per unit amounts)

Revenues:
Oil and Gas	$86,606	$73,360
Gaming	134,780	122,568
Real Estate	49,065	25,455
Home Fashion	237,148	—

	507,599	221,383

Expenses:
Oil and Gas	40,078	40,933
Gaming	119,657	105,576
Real Estate	34,214	21,426
Home Fashion	285,487	—
Holding Company	3,675	1,939
Acquisition costs	—	3,362

	483,111	173,236

Operating income	24,488	48,147
Other income (expense), net:
Interest expense	(31,614)	(28,825)
Interest income	13,694	14,234
Other income (expense), net	46,122	(19,820)

Income from continuing operations before income taxes and minority interests	52,690	13,736
Income tax expense	(9,155)	(9,030)
Minority interests	25,828	615

Income from continuing operations	69,363	5,321

Discontinued operations:
Income from discontinued operations	440	388
Gain on sales and disposition of real estate	1,308	2,644

Income from discontinued operations	1,748	3,032

Net earnings	$71,111	$8,353

Net earnings (loss) attributable to:
Limited partners	$69,696	$(2,797)
General partner	1,415	11,150

	$71,111	$8,353

Net earnings per LP unit:
Basic earnings:
Income (loss) from continuing operations	$1.10	$(0.12)
Income from discontinued operations	0.03	0.06

Basic earnings (loss) per LP unit	$1.13	$(0.06)

Weighted average LP units outstanding:	61,857	46,271

Diluted earnings:
Income (loss) from continuing operations	$1.08	$(0.12)
Income from discontinued operations	0.03	0.06

Diluted earnings (loss) per LP unit	$1.11	$(0.06)

Weighted average LP units and equivalent partnership units outstanding	64,523	46,271

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2006 and 2005

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In 000s, except per
	unit amounts)

Revenues:
Oil and Gas	$194,898	$89,038
Gaming	261,498	245,235
Real Estate	70,399	43,410
Home Fashion	480,638	—

	1,007,433	377,683

Expenses:
Oil and Gas	83,382	78,003
Gaming	227,020	209,579
Real Estate	51,649	37,255
Home Fashion	566,935	—
Holding Company	14,980	4,847
Acquisition costs	—	3,362

	943,966	333,046

Operating income	63,467	44,637
Other income (expense), net:
Interest expense	(62,202)	(52,005)
Interest income	26,286	26,585
Other income (expense), net	67,593	6,132

Income from continuing operations before income taxes and minority interests	95,144	25,349
Income tax expense	(17,812)	(12,436)
Minority interests	40,951	1,547

Income from continuing operations	118,283	14,460

Discontinued operations:
Income from discontinued operations	976	1,089
Gain on sales and disposition of real estate	1,559	21,367

Income from discontinued operations	2,535	22,456

Net earnings	$120,818	$36,916

Net earnings (loss) attributable to:
Limited partners	$118,414	$40,330
General partner	2,404	(3,414)

	$120,818	$36,916

Net earnings per LP unit:
Basic earnings:
Income from continuing operations	$1.87	$0.40
Income from discontinued operations	0.04	0.48

Basic earnings per LP unit	$1.91	$0.88

Weighted average LP units outstanding:	61,857	46,185

Diluted earnings:
Income from continuing operations	$1.83	$0.40
Income from discontinued operations	0.04	0.48

Diluted earnings per LP unit	$1.87	$0.88

Weighted average LP units and equivalent partnership units outstanding	64,663	46,185

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2006

		Limited
	General	Partners’
	Partner’s	Equity			Total
	Equity	Depositary	Held in Treasury		Partners’
	(Deficit)	Units	Amounts	Units	Equity
	(In $000s)
	(Unaudited)

Balance, December 31, 2005	$(218,202)	$1,728,572	$(11,921)	1,137	$1,498,449
Comprehensive income:
Net earnings	2,404	118,414	—	—	120,818
Net unrealized gains on securities available for sale	172	8,462	—	—	8,634
Other comprehensive income (loss)	—	(7)	—	—	(7)

Comprehensive income	2,576	126,869	—	—	129,445
CEO LP unit options	124	6,124	—	—	6,248
Partnership distribution	(252)	(12,371)	—	—	(12,623)

Balance, June 30, 2006	$(215,754)	$1,849,194	$(11,921)	1,137	$1,621,519

Accumulated other comprehensive gains at June 30, 2006 were $8.8 million.

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2006 and 2005

	Six Months Ended
	June 30,
	2006	2005
	(In $000s)
	(Unaudited)

Cash Flows from Operating Activities:
Income from continuing operations	$118,283	$14,460
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	92,401	69,163
Investment gains	(62,661)	(380)
Change in fair market value of Oil and Gas derivative contracts	(57,611)	31,833
Preferred LP unit interest expense	2,753	2,636
Minority interests	(40,951)	(1,547)
Stock based compensation expense	6,248	—
Deferred income tax expense	8,287	8,595
Impairment loss on fixed assets	26,726	175
Net cash used in activities on trading securities	(26,750)	(3,987)
Other, net	(1,335)	2,847
Changes in operating assets and liabilities:
Decrease (increase) in trade notes and other receivables	41,245	(19,638)
Decrease in other assets	30,065	18,827
Increase in inventory	(41,477)	—
Increase in accounts payable, accrued expenses and other liabilities	2,068	9,449

Net cash provided by continuing operations	97,291	132,433

Income from discontinued operations	2,535	22,456
Depreciation and amortization	51	176
Net gain from property transactions	(1,559)	(21,367)

Net cash provided by discontinued operations	1,027	1,265

Net cash provided by operating activities	98,318	133,698

Cash Flows from Investing Activities:
Capital expenditures	(131,384)	(148,512)
Decrease in other investments	—	33,928
Purchases of marketable equity and debt securities	(162,782)	(116,820)
Proceeds from sales from marketable equity and debt securities	162,701	25,017
Net proceeds from the sales and disposition of real estate	—	8,414
Net proceeds from sales and disposition of fixed assets	11,806	—
Acquisitions of businesses, net of cash acquired	(169,649)	(180,000)
Other	—	1,631

Net cash used in investing activities	(289,308)	(376,342)

Cash Flows from Discontinued Operations:
Net proceeds from the sales and disposition of real estate	8,327	48,365

Net cash used in investing activities	(280,981)	(327,977)

(continued on next page)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Six Months ended June 30, 2006 and 2005

	Six Months Ended
	June 30,
	2006	2005
	(In $000s)
	(Unaudited)

Cash Flows from Financing Activities:
Partners’ equity:
Members contribution	$—	$9,279
Partnership distributions	(12,623)	—
Debt:
Proceeds from senior notes payable	—	480,000
Proceeds from credit facilities	60,000	62,100
Repayment of credit facilities	(4,009)	—
Decrease in due to affiliates	—	(16,342)
Proceeds from mortgages payable	34,250	4,425
Mortgages paid upon disposition of properties	—	(3,775)
Periodic principal payments	(2,216)	(2,932)
Debt issuance costs	(5,185)	(8,587)

Net cash provided by financing activities	70,217	524,168

Cash flows from discontinued operations:
Mortgages paid upon disposition of properties	—	(6,927)

Net cash provided by financing activities	70,217	517,241

Net increase (decrease) in cash and cash equivalents	(112,446)	322,962
Cash and cash equivalents, beginning of period	576,123	806,309

Cash and cash equivalents, end of period	$463,677	$1,129,271

Supplemental information
Cash payments for interest, net of amounts capitalized	$50,547	$24,667
Cash payments for income taxes, net of refunds	$8,389	$3,017
Net unrealized gains (losses) on securities available for sale	$8,634	$(5,658)
LP unit issuance	$—	$456,998
Change in tax asset related to acquisition	$—	$4,105
Debt conversion relating to Atlantic Coast	$—	$29,500

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006

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

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in our annual report on Form 10-K, as amended, for the year ended December 31, 2005. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. The financial information contained herein is unaudited; however, all adjustments which, in the opinion of management, are necessary to present fairly the results for the interim periods, have been made. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

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

Because of the diversified nature of our business the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments and derivative contracts in our Oil and Gas segment can be significant. In addition, the results of our Gaming and Home Fashion segments are seasonal.

Change in Reporting Entity

Our historical financial statements were revised to reflect the acquisition of interests in five entities in the second quarter of 2005 which were under common control of Mr. Icahn. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of such previously separate companies for periods prior to the acquisition, from the original date of their acquisition by Mr. Icahn, are revised on a combined basis.

Discontinued Operations

Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during 2006 and, accordingly, certain amounts in the statements of operations and cash flows for the six months ended June 30, 2005 have been reclassified to conform to the current classification of properties.

Acquisition of the Assets of WestPoint Stevens Inc.

On August 8, 2005, WestPoint International, Inc., or WPI, an indirect subsidiary of the Company, completed the acquisition of substantially all of the assets of WestPoint Stevens Inc., or WPS. Operating results for WPI are included with AREP’s results beginning as of August 8, 2005.

Acquisition of the Assets of the Flamingo Laughlin and Traymore Site

On May 19, 2006, our wholly owned subsidiaries, AREP Boardwalk Properties LLC and AREP Laughlin Corporation, consummated the purchase of the Flamingo Laughlin Hotel and Casino, or the Flamingo Laughlin, in Laughlin, Nevada and 7.7 acres of land, known as the Traymore Site, adjacent to the Sands Hotel and Casino, in Atlantic City, New Jersey, from affiliates of Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by AREH to own and operate the Flamingo Laughlin and AREH contributed 100% of the stock of AREP Laughlin to American Casino and Entertainment Properties LLC, or ACEP, on April 4, 2006. Operating results for the Flamingo Laughlin are included with AREP’s results beginning as of May 19, 2006.

Investments

We classify our marketable securities as either “available-for-sale” or “trading” based upon whether the objective of the purchase is to generate profits on short-term differences in price. Securities that are classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of partners’ equity. Trading securities are carried at fair value with unrealized gains and losses included in net earnings (loss). For purposes of determining gains and losses on sales, the cost of securities is based on specific identification. Effective January 1, 2006, certain trading securities were reclassified to available-for-sale based on a reassessment of the manner in which we hold investments. (See Note 5 for details of investments and note 14 for details of gains and losses on investments.)

Filing Status of Subsidiaries

National Energy Group, Inc., or National Energy Group, and Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, are reporting companies under the Securities Exchange Act of 1934. In addition, ACEP, voluntarily files annual, quarterly and current reports.

On February 14, 2006, NEG, Inc., or NEG, our newly formed subsidiary, in connection with a planned initial public offering, filed with the Securities and Exchange Commission, or SEC, a Registration Statement on Form S-1. Amendments to the Form S-1 were filed May 5, 2006, June 22, 2006, and July 31, 2006. The Registration Statement has not yet become effective. On June 29, 2006, NEG, in connection with a planned merger with National Energy Group, filed with the SEC a Registration Statement on Form S-4. On July 31, 2006, NEG Oil & Gas LLC, which is currently our wholly-owned subsidiary, in connection with a planned offering of senior notes due 2014, filed with the SEC a Registration Statement on Form S-1.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the Interpretation on its financial statements.

Note 2.	Related Party Transactions

a.  Administrative Services

In July 2005, we entered into a new license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet of office space for which we pay monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The terms of the license agreement were reviewed and approved by the audit committee of the Board of Directors of API. The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December, beginning December 2005 and continuing through December 2011. In the three months ended June 30, 2006 and 2005, the Company paid rent of approximately $32,000 and $39,000, respectively. In the six months ended June 2006 and June 2005, the Company paid rent of approximately $85,000 and $78,000, respectively.

In the three months ended June 30, 2006 and 2005, we paid approximately $197,000 and $340,000, respectively, to an affiliate for telecommunication services. In the six months ended June 30, 2006 and 2005, we paid approximately $415,000 and $567,000, respectively, to an affiliate for telecommunication services.

An affiliate provided certain professional services to WPI for which WPI incurred charges of approximately $81,000 and $139,000 in the three and six months ended June 30, 2006, respectively.

An affiliate provided certain administrative services to us for which we incurred charges of approximately $21,000 and $43,000 in the three and six months ended June 30, 2005, respectively. No such charges were incurred in 2006.

We provided certain administrative services to affiliates for which we charged $147,000 and $260,000 in the three and six months ended June 30, 2006, respectively, and $18,000 in the three and six months ended June 30, 2005. In May 2006, the affiliate remitted $500,000 to us as an advance payment for future services (including the services for the three months ended June 30, 2006). As of June 30, 2006, current liabilities in the consolidated balance sheet included $359,000 to be applied to our charges to the affiliate for services to be provided to it.

b.  Securities Ownership

As of August 8, 2006, affiliates of Mr. Icahn owned 9,813,346 preferred units and 55,655,382 depositary units, which represent 86.5% and 90.0% of the outstanding preferred units and depositary units, respectively.

Note 3.	Acquisitions

On May 19, 2006, our wholly owned subsidiaries, AREP Boardwalk Properties and AREP Laughlin Corporation, or AREP Laughlin, consummated the purchase of the Flamingo Laughlin and 7.7 acres of land adjacent to The Sands Hotel and Casino, or the Traymore Site, from affiliates of Harrah’s Operating Company, Inc. The transaction was completed pursuant to a previously announced asset purchase agreement, dated as of November 28, 2005, between AREP Laughlin, AREP Boardwalk LLC, Harrah’s and certain affiliated entities. Under the agreement, AREP Laughlin acquired the Flamingo and AREP Boardwalk Properties LLC, an assignee of AREP Boardwalk LLC, acquired the Traymore Site, for an aggregate purchase price of approximately $170.0 million (excluding transaction costs and working capital of approximately $5.7 million). We acquired the Flamingo Laughlin and the Traymore Site consistent with our strategy of buying undervalued and out-of-favor assets complimentary to our existing businesses.

The Flamingo Laughlin is located on approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination. The Flamingo Laughlin is the largest hotel in Laughlin with 1,907 rooms in two 18-story towers and a 57,000 square-foot casino with seven restaurants, 35,000 square-feet of meeting space and a 3,300-seat amphitheater. The property features an outdoor pool, fitness center, lighted tennis courts and 2,420 parking spaces.

The following table summarizes the estimated fair values of the net assets acquired on May 19, 2006 (in $000s):

	May 19, 2006
	Fair Value
	Flamingo
	Laughlin	Traymore Site	Total

Current assets	$7,172	$—	$7,172
Land	13,000	61,651	74,651
Building and equipment	95,336		95,336
Intangible assets	3,397		3,397

Assets acquired	118,905	61,651	180,556

Liabilities assumed	(4,874)		(4,874)

Net assets acquired	$114,031	$61,651	$175,682

The purchase price allocations for the Flamingo Laughlin are based on estimated fair values as determined by independent appraisers. Had the acquisitions of the Flamingo Laughlin and the Traymore Site occurred at the beginning of 2006, our consolidated unaudited pro forma net revenue, net income and diluted earnings per share for the three and six months ended June 30, 2006 would not have been materially different than the amounts we reported, and, therefore, pro forma results are not presented.

The results of operations of Flamingo Laughlin from May 19, 2006 to June 30, 2006 were included in the Company’s consolidated earnings for the three months and six months ended June 30, 2006.

Call Agreement

On June 5, 2006, AREH entered into a call agreement with ACE Gaming, LLC, or ACE Gaming, pursuant to which AREH granted ACE Gaming the right to acquire all of AREH’s membership interests in AREP Boardwalk Properties, LLC, or AREP Boardwalk Properties. ACE Gaming is a wholly owned subsidiary of Atlantic Coast which owns and operates The Sands Hotel and Casino in Atlantic City, New Jersey, or The Sands. AREP Boardwalk Properties purchased 7.7 acres of land adjacent to The Sands property, or the Traymore Site, on May 19, 2006 and has an arrangement with ACE Gaming to manage the surface parking lots on its behalf.

The Call Agreement allows ACE Gaming to acquire AREP Boardwalk Properties until June 5, 2007 for $61.7 million (the acquisition cost of the Traymore Site), plus certain closing, financing and operating costs as defined in the Call Agreement.

Note 4.	Operating Units

We conduct our operating businesses in four principal areas: Oil and Gas, Gaming, Real Estate and Home Fashion.

a.  Oil and Gas

We conduct our Oil and Gas operations through our wholly-owned subsidiary, NEG Oil & Gas LLC, or NEG Oil & Gas (formerly AREP Oil & Gas LLC). NEG Oil & Gas includes our 50.01% ownership interest in National Energy Group, a direct 50% membership interest in NEG Holding LLC, or NEG Holdings, an indirect membership interest (through National Energy Group) in NEG Holdings, and a 100% ownership interest in National Onshore LP and National Offshore LP. Our Oil and Gas operations consist of exploration, development, and production operations principally in Texas, Oklahoma, Louisiana, and Arkansas and offshore in the Gulf of Mexico.

Summary balance sheets for NEG Oil & Gas as of June 30, 2006 and December 31, 2005, included in the consolidated balance sheets, are as follows (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Current assets	$111,742	$172,188
Oil and gas properties, full cost method	796,250	742,459
Other assets	43,120	43,648

Total assets	$951,112	$958,295

Current liabilities	$54,017	$103,726
Credit facility (non-current)	300,000	300,000
Other noncurrent liabilities	51,749	60,479

Total liabilities	$405,766	$464,205

Summarized unaudited statements of operations for the three and six month periods ended June 30, 2006 and 2005, including amounts related to unrealized derivative gains (losses), are as follows (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Gross oil and gas revenues	$71,135	$69,662	$152,318	$125,925
Realized derivative losses	(6,600)	(4,834)	(18,687)	(7,967)
Unrealized derivative gains (losses)	20,359	6,936	57,611	(31,833)

Oil and gas revenues	84,894	71,764	191,242	86,125
Plant revenues	1,712	1,596	3,656	2,913

Total revenues	86,606	73,360	194,898	89,038

Costs and expenses:
Oil and gas operating expenses	13,684	12,175	27,729	25,539
Depreciation, depletion and amortization	23,654	24,506	47,788	44,809
General and administrative expenses	2,740	4,252	7,865	7,655

Total cost and expenses	40,078	40,933	83,382	78,003

Operating income	$46,528	$32,427	$111,516	$11,035

Oil and gas operating expenses comprise expenses that are directly attributable to exploration, development and production operations including lease operating expenses, transportation expenses, gas plant operating expenses, ad valorem and production taxes.

For the three months ended June 30, 2006 and 2005, natural gas comprised 63% and 68% of gross oil and gas revenues, respectively. For the six months ended June 30, 2006 and 2005, natural gas comprised 65% and 66% of gross oil and gas revenues, respectively.

b.  Gaming

We own and operate gaming properties in Nevada and Atlantic City. Our Nevada properties include the Stratosphere Casino Hotel and Tower, Arizona Charlie’s Decatur, and Arizona Charlie’s Boulder in Las Vegas and the Flamingo Laughlin Hotel and Casino in Laughlin. Results for the Flamingo Laughlin are included from the date of acquisition, May 19, 2006. Our Atlantic City operations are based on our ownership of The Sands through our majority ownership of Atlantic Coast.

Summary balance sheets for our Gaming segment as of June 30, 2006 and December 31, 2005, included in the consolidated balance sheets, are as follows (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Current assets	$135,300	$158,250
Property, plant and equipment, net	617,064	441,059
Other non-current assets	61,039	57,632

Total assets	$813,403	$656,941

Current liabilities	$70,403	$59,271
Long term debt	280,005	217,335
Other non-current liabilities	12,743	14,926

Total liabilities	$363,151	$291,532

Summarized unaudited statements of operations for the three and six months ended June 30, 2006 and 2005 are as follows (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Casino	$89,190	$81,168	$174,562	$166,238
Hotel	22,025	18,602	42,346	36,689
Food and beverage	25,024	23,307	47,499	45,249
Tower, retail and other income	10,000	10,241	18,757	19,118

Gross revenues	146,239	133,318	283,164	267,294
Less promotional allowances	11,459	10,750	21,666	22,059

Net revenues	134,780	122,568	261,498	245,235

Expenses:
Casino	30,771	27,595	58,617	55,322
Hotel	9,261	8,033	17,332	14,759
Food and beverage	17,243	14,842	32,521	28,784
Tower, retail and other income	4,453	4,324	8,414	8,171
Selling, general and administrative	47,685	41,421	90,465	83,963
Depreciation and amortization	10,244	9,361	19,671	18,580

Total costs and expenses	119,657	105,576	227,020	209,579

Operating income	$15,123	$16,992	$34,478	$35,656

c.  Real Estate

Our real estate operations consist of rental real estate, property development, and associated resort activities.

A summary of real estate assets as of June 30, 2006 and December 31, 2005, included in the consolidated balance sheets, is as follows (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Rental properties:
Finance leases, net	$71,493	$73,292
Operating leases	45,681	50,012
Property development	125,187	116,007
Resort properties	45,990	46,383

Total real estate	$288,351	$285,694

In addition to the above are properties held for sale. The amount included in other current assets related to such properties was $23.8 million and $27.2 million as of June 30, 2006 and December 31, 2005, respectively (see Note 8). The operating results of certain of these properties are classified as discontinued operations.

Summarized unaudited statements of operations attributable to real estate operations are as follows (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Rental real estate:
Interest income on financing leases	$1,715	$1,801	$3,450	$3,767
Rental income	2,402	2,113	4,535	4,213
Property development	37,852	14,459	49,236	22,739
Resort operations	7,096	7,082	13,178	12,691

Total revenues	49,065	25,455	70,399	43,410

Operating expenses:
Rental real estate	978	1,091	2,173	2,331
Property development	25,976	13,265	35,952	21,450
Resort operations	7,260	7,070	13,524	13,474

Total expenses	34,214	21,426	51,649	37,255

Operating income	$14,851	$4,029	$18,750	$6,155

Rental Real Estate

As of June 30, 2006, we owned 47 rental real estate properties. These primarily consist of fee and leasehold interests in real estate in 23 states. Most of these properties are net-leased to single corporate tenants. Approximately 87% of these properties are currently net-leased, 4% are operating properties and 9% are vacant.

We market portions of our commercial real estate portfolio for sale. Unaudited sale activity was as follows (in $000s, except unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Properties sold	4	7	8	11
Proceeds received	$7,354	$4,856	$8,327	$48,320
Mortgage debt repaid	$—	$—	$—	$10,702
Total gain recorded	$1,308	$2,644	$1,559	$15,844
Gain recorded in operations	$—	$—	$—	$186
Gain recorded in discontinued operations(i)	$1,308	$2,644	$1,559	$15,658

(i)	A gain of $5.7 million on the sale of resort properties was recognized in the six months ended June 30, 2005 in addition to gains on the rental portfolio.

Property Development and Associated Resort Activities

We own, primarily through our Bayswater subsidiary, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities, and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts, and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for current and future residential development of approximately 425 and 1,000 units of residential housing, respectively. Both developments operate golf and resort activities. We are also developing residential communities in Naples, Florida and Westchester County, New York.

Unaudited property development sales activity was as follows (in $000s except unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Units sold
New Seabury, Massachusetts	20	1	30	1
Grand Harbor/Oak Harbor, Florida	6	5	8	11
Falling Waters, Florida	9	23	9	47
Westchester, New York	6	3	6	3

	41	32	53	62

Revenues
New Seabury, Massachusetts	$21,352	$423	$30,385	$423
Grand Harbor/Oak Harbor, Florida	4,123	3,250	6,444	6,673
Falling Waters, Florida	2,261	4,212	2,261	9,068
Westchester, New York	10,116	6,574	10,146	6,575

	$37,852	$14,459	$49,236	$22,739

d.  Home Fashion

We conduct our Home Fashion operations through our majority ownership in WPI.

Summary balance sheets for Home Fashion as of June 30, 2006 and December 31, 2005, as included in the consolidated balance sheets, are as follows (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Current assets	$543,226	$583,496
Property plant and equipment, net	115,986	166,026
Intangible and other assets	25,888	23,402

Total assets	$685,100	$772,924

Current liabilities	$104,768	$103,931
Other liabilities	1,003	5,214

Total liabilities	$105,771	$109,145

Unaudited summarized statements of operations for the three and six months ended June 30, 2006 are as follows (in $000s):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Revenues	$237,148	$480,638
Costs and expenses:
Cost of sales	224,222	452,582
Selling, general and administrative	40,698	84,015
Restructuring and impairment charges	20,567	30,338

Total costs and expenses	285,487	566,935

Operating loss	$(48,339)	$(86,297)

Total depreciation for the three month period ended June 30, 2006 was $9.5 million, of which $7.7 million was included in cost of sales and $1.8 million was included in selling, general and administrative expenses. Total expenses for the three month period ended June 30, 2006 include $18.8 million of impairment charges related to the fixed assets of plants that will be closed and $1.7 million of restructuring charges (of which approximately $0.1 million relate to severance and $1.6 million relate to continuing costs related to closed plants).

For the six month period ended June 30, 2006, total depreciation was $19.9 million, of which $16.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Total expenses for the six month period include $26.5 million of impairment charges related to the fixed assets of plants that will be closed and $3.8 million of restructuring charges (of which approximately $1.3 million relate to severance and $2.5 million relate to continuing costs related to closed plants).

Impairment and restructuring charges for the three and six months ended June 30, 2006 are included in Home Fashion operating expenses in the accompanying consolidated statements of operations.

To improve WPI’s competitive position, we intend to restructure its operations to significantly reduce its cost of goods sold by closing certain plants located in the United States, sourcing goods from lower cost overseas facilities, and acquiring manufacturing facilities and entering into joint ventures. The Company has incurred impairment charges to write-down the value of WPI plants taken out of service to their estimated liquidation value.

Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of accrued restructuring costs at December 31, 2005 was $0.1 million. During the six months ended June 30, 2006, we incurred additional restructuring costs of $3.8 million, of which $3.6 million was paid during the period. As of June 30, 2006 the accrued liability balance was $0.3 million which is included in accounts payable and accrued expenses in our consolidated balance sheet.

We expect our restructuring charges will continue to be incurred throughout 2006 and into 2007. As of June 30, 2006, WPI expects to incur future restructuring costs over the next year relating to the current restructuring plan of between $10 million and $15 million.

Note 5.	Investments and Related Matters

Investments consist of the following (in $000s):

	June 30, 2006		December 31, 2005
		Carrying		Carrying
	Cost	Value	Cost	Value
	(Unaudited)

Current Investments:
Trading
Marketable equity and debt securities	$—	$—	$33,301	$39,232
Other investments	—	19,000	—	—

Total current trading	—	19,000	33,301	39,232

Available for Sale
U.S. Government and agency obligations	3,237	3,189	3,346	3,346
Marketable equity and debt securities	845,221	853,348	746,731	746,839
Other investments	25,035	25,725	31,282	31,282

Total current available for sale	873,493	882,262	781,359	781,467

Total current investments	$873,493	$901,262	$814,660	$820,699

Non-Current Investments:
Other securities	16,324	16,324	15,964	15,964

Total non-current	$16,324	$16,324	$15,964	$15,964

In the third quarter of 2005, we began using the services of an unaffiliated third party investment manager to manage certain fixed income investments. As of June 30, 2006, $462.2 million had been invested at the discretion of such manager in a diversified portfolio consisting predominantly of short-term investment grade debt securities. Investments managed by the third party investment manager are classified as available for sale securities in the above table.

Securities Sold Not Yet Purchased

As of June 30, 2006 and December 31, 2005, liabilities of $81.7 million (unaudited) and $75.9 million, respectively, had been recorded related to short sales of securities.

Margin Liability on Marketable Securities

As of June 30, 2006 and December 31, 2005, liabilities of $144.6 million (unaudited) and $131.1 million, respectively, had been recorded related to purchases of securities that had been made on margin. The margin liability is secured by the securities we purchased and cannot exceed certain pre-established percentages of the fair market value of the securities collateralizing the liability. If the margin liability exceeds such percentages, we will be subject to a margin call and required to fund the account to return the margin balance to the pre-established percentages of the fair market value of the securities collateralizing the liability.

Note 6.	Inventories, Net

Inventories, net, relate solely to our Home Fashion segment and consist of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Raw materials and supplies	$32,777	$33,083
Goods in process	120,742	100,337
Finished goods	132,197	110,819

	$285,716	$244,239

Note 7.	Trade, Notes and Other Receivables, Net

Trade notes and other receivables, net, consist of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Trade receivables — Home Fashion	$152,596	$173,050
Allowance for doubtful accounts — Home Fashion	(8,281)	(8,313)
Trade receivables — Oil and Gas	48,101	58,956
Allowance for doubtful accounts — Oil and Gas	(4,903)	(5,572)
Other	26,424	36,893

	$213,937	$255,014

Note 8.	Other Current Assets

Other current assets consist of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Assets held for sale	$42,116	$49,876
Restricted cash	180,025	161,210
Other	61,999	76,899

	$284,140	$287,985

As of June 30, 2006, assets held for sale consists of $23.8 million of real estate assets and $18.3 million of WPI assets. As of December 31, 2005, assets held for sale consists of $27.2 million of real estate assets and $22.7 million of WPI assets.

Restricted cash is primarily composed of funds required as collateral for the outstanding short securities and derivative positions. Additionally, restricted cash consists of balances for escrow deposits and funds held to collateralize letters of credit.

Note 9.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Land	$257,411	$182,539
Buildings and improvements	467,623	374,160
Proved oil and gas properties	1,331,324	1,229,923
Machinery, equipment and furniture	341,731	357,018
Assets leased to others	135,694	141,997
Construction in progress	91,877	69,893

	2,625,660	2,355,530

Less accumulated depreciation, depletion and amortization	(808,009)	(720,292)

Net property, plant and equipment	$1,817,651	$1,635,238

Depreciation, depletion and amortization expense related to property, plant and equipment for the three month periods ended June 30, 2006 and 2005 were $44.6 million and $35.1 million, respectively. Depreciation, depletion and amortization expense related to property, plant and equipment for the six month periods ended June 30, 2006 and 2005 were $89.7 million and $66.2 million, respectively.

Note 10.	Other Non-Current Assets

Other non-current assets consist of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Deferred taxes	$44,592	$51,511
Deferred finance costs, net of accumulated amortization of $5,467 and $4,076 as of June 30, 2006 and December 31, 2005, respectively	30,769	29,822
Restricted deposits	29,491	24,805
Other	3,642	1,660

	$108,494	$107,798

Restricted deposits primarily represent amounts escrowed with respect to asset retirement obligations at our Oil and Gas operations (see Note 18).

Note 11.	Other Non-Current Liabilities

Other non-current liabilities consist of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Asset retirement obligations (see Note 18)	$42,589	$41,228
Derivative liability (see Note 19)	6,105	17,893
Other long-term liabilities	29,057	29,964

	$77,751	$89,085

Note 12.	Minority Interests

Minority interests consist of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

WPI	$206,241	$247,015
Atlantic Coast	57,543	57,584

	$263,784	$304,599

Note 13.	Long Term Debt

Long-term debt consists of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$480,000
Senior unsecured 8.125% notes due 2012 — AREP	351,083	350,922
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — ACEP	60,000	—
Borrowings under credit facility — NEG Oil & Gas	300,000	300,000
Mortgages payable	113,546	81,512
Other	8,259	8,387

Total long-term debt	1,527,888	1,435,821
Less current portion, including debt related to real estate held for sale	21,601	24,155

	$1,506,287	$1,411,666

Senior unsecured notes restrictions and covenants — AREP

Both issuances of our senior unsecured notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of June 30, 2006, such ratio was less than 1.75 to 1.0. Based on this ratio, we and AREH could have incurred up to approximately $1.5 billion of additional indebtedness.

In addition, both issuances of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended June 30, 2006, the ratio of cash flow to fixed charges was in excess of 1.5 to 1.0.

The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of June 30, 2006, such ratio was in excess of 1.5 to 1.0.

Senior secured 7.85% notes due 2012 — ACEP

ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of June 30, 2006, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

ACEP Senior Secured Revolving Credit Facility

Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as Guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of June 30, 2006, the interest rate on the outstanding borrowings under the credit facility was 6.76% per annum. The credit agreement amends and restates, and is on substantially the same terms, as a credit agreement entered into as of January 29, 2004. Under the credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on May 10, 2010. As of June 30, 2006, there were $60.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Flamingo Laughlin.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. As of June 30, 2006, this ratio was 0.72 to 1.0. As of June 30, 2006, ACEP was in compliance with each of the covenants.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our principal hotel and gaming properties.

NEG Oil & Gas LLC Senior Secured Revolving Credit Facility

On December 22, 2005, NEG Oil & Gas entered into a credit facility, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lenders. As of June 30, 2006, the interest rate on the outstanding borrowings under the credit facility was 7.38% per annum. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.

Under the credit facility, NEG Oil & Gas will be permitted to borrow up to the lesser of $500.0 million or the borrowing base, which is currently set at $335.0 million. Borrowings under the credit facility are subject to a borrowing base determination based on, among other things, the oil and gas properties of NEG Oil & Gas and its subsidiaries and the reserves and production related to those properties. The borrowing base is subject to semi-annual redeterminations, based on engineering reports to be provided by NEG Oil & Gas by March 31 and September 30 of each year, beginning March 31, 2006. The credit facility has a term of five years and all amounts will be due and payable on December 20, 2010. As of June 30, 2006, NEG Oil & Gas had remaining borrowing availability under the credit facility of $12.9 million representing the borrowing base less $300 million debt outstanding and outstanding letters of credit of $22.1 million.

The credit facility contains covenants that, among other things, restrict the incurrence of indebtedness by NEG Oil & Gas and its subsidiaries, the creation of liens by them, hedging contracts, mergers and issuances of securities by them and distributions and investments by NEG Oil & Gas and its subsidiaries. It also requires NEG Oil & Gas to maintain: (1) a ratio of consolidated total debt to consolidated EBITDA (for the four fiscal quarter periods ending on the date of the consolidated balance sheet used to determine consolidated total debt), as defined, of not more than 3.5 to 1.0; (2) consolidated tangible net worth, as defined, of not less than $240 million, plus 50% of consolidated net income for each fiscal quarter ending after December 31, 2005 for which consolidated net income is positive; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These covenants may have the effect of limiting distributions by NEG Oil & Gas. As of June 30, 2006, NEG Oil & Gas was in compliance with each of the covenants. The restrictions imposed by the NEG Oil & Gas credit facility likely will limit our receiving payments from the operations of our oil and gas properties.

Real Estate Mortgages Payable

On June 30, 2006, indirect subsidiaries of the Company engaged in property development and associated resort activities entered into a $32.5 million loan agreement with Textron Financial Corp. The loan is secured by a mortgage on the Company’s New Seabury golf course and resort in Mashpee, Massachusetts. The loan bears interest at the rate of 7.96% per annum and matures in five years with a balloon payment due of $30.0 million. Annual debt service payments of $3.0 million are required, which are payable in monthly installment amounts based on a 25 year amortization schedule.

WPI Secured Revolving Credit Agreement

On June 16, 2006, our subsidiary, WestPoint Home, Inc., entered into a loan and security agreement with Bank of America, N.A., as Administrative Agent and lender. Other lenders may be added from time to time. Under the five-year agreement, WestPoint Home will be permitted to borrow on a revolving credit basis up to $250.0 million (subject to a monthly borrowing base calculation) at any one time outstanding, including a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

The agreement contains covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these transactions if excess availability, after giving effect to such transaction, meets a minimum threshold.

As of June 30, 2006, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $33.7 million.

Note 14.	Other Income (Expense)

Unaudited other income (expense), net, is comprised of the following (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net realized gains on sales of marketable securities	$22,855	$5,009	$56,286	$5,009
Net realized losses on securities sold short	(27,044)	(10,021)	(32,175)	(10,021)
Unrealized gains (losses) on marketable securities	4,272	$(917)	19,750	3,105
Unrealized gains (losses) on securities sold short	44,276	(15,395)	18,800	2,287
Other	1,763	1,504	4,932	5,752

	$46,122	$(19,820)	$67,593	$6,132

Note 15.	Unit Options

On June 29, 2005, we granted 700,000 nonqualified unit options to our then chief executive officer. The option agreement permitted our chief executive officer to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit and vested over a period of eight years. On March 14, 2006, our chief executive officer resigned from that position, became a director and Vice-Chairman of the Board of API, and was designated as principal executive officer. These changes in status caused the options to be cancelled in accordance with their terms.

In accordance with SFAS 123(R) Share Based Payment, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million related to the previously unrecognized compensation cost.

Note 16.	Preferred Units

Pursuant to the terms of the preferred units, on February 8, 2006 we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10. The distribution was paid on March 31, 2006 to holders of record as of March 15, 2006. A total of 539,846 additional preferred units were issued. As of June 30, 2006, 11,340,243 preferred units are issued and outstanding. In March 2006, the number of authorized preferred units was increased to 11,400,000.

Note 17.	Earnings Per Limited Partnership Unit

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

The following table sets forth the computation of basic and diluted earnings per LP units (in 000s, except per unit data) (unaudited).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Attributable to limited partners:
Basic income (loss) from continuing operations	$67,983	$(5,769)	$115,929	$18,321
Add preferred unit distribution(1)	1,389	—	2,698	—

Income (loss) before discontinued operations	69,372	$(5,769)	118,627	18,321
Income from discontinued operations	1,713	2,972	2,485	22,009

Diluted earnings (loss)	$71,085	$(2,797)	$121,112	$40,330

Weighted average LP units outstanding	61,857	46,271	61,857	46,185
Dilutive effect of redemption of preferred LP units(2)	2,666	—	2,761	—
Dilutive effect of unit options	—	—	45	—

Weighted average LP units and equivalent partnership units outstanding	64,523	46,271	64,663	46,185

Basic earnings:
Income (loss) from continuing operations	$1.10	$(0.12)	$1.87	$0.40
Income from discontinued operations	0.03	0.06	0.04	0.48

Basic earnings (loss) per LP unit	$1.13	$(0.06)	$1.91	$0.88

Diluted earnings:
Income (loss) from continuing operations	$1.08	$(0.12)	$1.83	$0.40
Income from discontinued operations	0.03	0.06	0.04	0.48

Diluted earnings (loss) per LP unit	$1.11	$(0.06)	$1.87	$0.88

(1)	Includes adjustment for interest expense associated with Preferred LP units distribution (see Note 16).

(2)	As their effect would have been anti-dilutive, 3,904,994 and 3,788,634 units have been excluded from the weighted average LP units and equivalent partnership units outstanding for the three and six months ended June 30, 2005, respectively.

Note 18.	Asset Retirement Obligations — Oil and Gas

Our asset retirement obligations represent expected future costs to plug and abandon our wells, dismantle facilities, and reclamate sites at the end of the related assets’ useful lives.

As of June 30, 2006 and December 31, 2005, we had $28.5 million and $24.3 million, respectively, held in various escrow accounts relating to the asset retirement obligations for certain offshore properties, which is included in other non-current assets in the consolidated balance sheet. The following table summarizes changes in our asset retirement obligations during the six months ended June 30, 2006 and the year ended December 31, 2005, respectively (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Beginning of year	$41,228	$56,524
Add: Accretion	1,361	3,019
Drilling additions	—	2,067
Less: Revisions	—	(2,813)
Settlements	—	(431)
Dispositions	—	(17,138)

End of period	$42,589	$41,228

Note 19.	Oil and Gas Derivatives

The following is a summary of our commodity price collar agreements as of June 30, 2006:

Type of Contract	Production Month	Volume Per Month	Floor	Ceiling

No cost collars	July-Dec 2006	31,000 Bbls	41.65	45.25
No cost collars	July-Dec 2006	16,000 Bbls	41.75	45.40
No cost collars	July-Dec 2006	570,000 MMBTU	6.00	7.25
No cost collars	July-Dec 2006	120,000 MMBTU	6.00	7.28
No cost collars	July-Dec 2006	500,000 MMBTU	4.50	5.00
No cost collars	July-Dec 2006	46,000 Bbls*	60.00	68.50
No cost collars	Jan-Dec 2007	30,000 Bbls	57.00	70.50
No cost collars	Jan-Dec 2007	30,000 Bbls	57.50	72.00
No cost collars	Jan-Dec 2007	930,000 MMBTU	8.00	10.225
No cost collars	Jan-Dec 2007	1,000 Bbls	65.00	87.40
No cost collars	Jan-Dec 2007	7,000 Bbls	65.00	86.00
No cost collars	Jan-Dec 2007	330,000 MMBTU	9.60	12.10
No cost collars	Jan-Dec 2007	100,000 MMBTU	9.55	12.60
No cost collars	Jan -Dec 2008	46,000 Bbls	55.00	69.00
No cost collars	Jan-Dec 2008	750,000 MMBTU	7.00	10.35
No cost collars	Jan-Dec 2008	9,000 Bbls	65.00	81.25
No cost collars	Jan-Dec 2008	70,000 MMBTU	8.75	11.90
No cost collars	Jan-Dec 2008	270,000 MMBTU	8.80	11.45
No cost collars	Jan-Dec 2009	19,000 Bbls	65.00	78.50
No cost collars	Jan-Dec 2009	26,000 Bbls	65.00	77.00
No cost collars	Jan-Dec 2009	330,000 MMBTU	7.90	10.80
No cost collars	Jan-Dec 2009	580,000 MMBTU	7.90	11.00

*	The company participates in a second ceiling at $84.50 on July-Dec 2006 46,000 Bbls swap.

We record derivative contracts as assets or liabilities in the balance sheet at fair value. As of June 30, 2006 and December 31, 2005, these derivatives were recorded as a liability of $28.3 million (including a current liability of $22.2 million) and $85.9 million (including a current liability of $68.0 million), respectively. The long-term portion is included in other non-current liabilities. We have elected not to designate any of these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses are included in oil and gas revenues.

Note 20.	Segment Reporting

We report the following six reportable segments: (1) Oil and Gas; (2) Gaming; (3) Rental Real Estate; (4) Property Development; (5) Associated Resort Activities and (6) Home Fashion. Our three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheets and statements of operations.

We assess and measure segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations. As discussed above, the terms of financings for the Oil and Gas, Gaming, Home Fashion and Property Development segments impose restrictions on their ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

The revenues and net segment operating income for each of the reportable segments are summarized as follows for the three and six months ended June 30, 2006 and 2005 (in $000s) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Oil and Gas	$86,606	$73,360	$194,898	$89,038
Gaming	134,780	122,568	261,498	245,235
Real Estate
Rental real estate	4,117	3,914	7,985	7,980
Property development	37,852	14,459	49,236	22,739
Resort operations	7,096	7,082	13,178	12,691

Total real estate	49,065	25,455	70,399	43,410

Home Fashion	237,148	—	480,638	—

Total revenues	$507,599	$221,383	$1,007,433	$377,683

Net segment operating income (loss):
Oil and Gas	$46,528	$32,427	$111,516	$11,035
Gaming	15,123	16,992	34,478	35,656
Real Estate
Rental real estate	3,139	2,823	5,812	5,649
Property development	11,876	1,194	13,284	1,289
Resort operations	(164)	12	(346)	(783)

Total real estate earnings	14,851	4,029	18,750	6,155

Home Fashion	(48,339)	—	(86,297)	—

Total segment operating income (loss)	28,163	53,448	78,447	52,846

Holding Company costs(i)	(3,675)	(5,301)	(14,980)	(8,209)

Total operating income	24,488	48,147	63,467	44,637

Interest expense	(31,614)	(28,825)	(62,202)	(52,005)
Interest income	13,694	14,234	26,286	26,585
Other income (expense), net	46,122	(19,820)	67,593	6,132
Income tax expense	(9,155)	(9,030)	(17,812)	(12,436)
Minority interests	25,828	615	40,951	1,547

Income from continuing operations	$69,363	$5,321	$118,283	$14,460

(i)	Holding company costs include general and administrative expenses and acquisition costs of the holding company. General and administrative expenses of the segments are included in their respective operating expenses in the accompanying statements of earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Depreciation, depletion and amortization (D,D&A) by segment:
Oil and Gas	$23,654	$24,506	$47,788	$44,809
Gaming	10,244	9,361	19,671	18,580
Real Estate:
Rental real estate	416	410	832	1,030
Property development	104	—	104	—
Resort operations	821	870	1,567	1,738

Total real estate	1,341	1,280	2,503	2,768

Home Fashion	9,534	—	19,898	—

D,D&A in operating expenses	44,773	35,147	89,860	66,157
Amortization in interest expense	1,257	1,407	2,541	3,006

Total D,D&A for continuing operations	$46,030	$36,554	$92,401	$69,163

	June 30,	December 31,
	2006	2005
	(Unaudited)

Assets:
Oil and Gas	$951,112	$958,295
Gaming	813,403	656,941
Real Estate	485,883	442,594
Home Fashion	685,100	772,924

Subtotal	2,935,498	2,830,754
Reconciling items (ii)	1,182,417	1,135,708

Total assets	$4,117,915	$3,966,462

(ii)	Reconciling items relate principally to cash and investments of the Holding Company.

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)

Capital expenditures:
Oil and Gas	$101,614	$134,017
Gaming	25,506	13,077
Rental Real Estate	32	—
Hotel and resort operating properties	1,224	1,418
Home Fashion	3,008	—

	$131,384	$148,512

Note 21.	Income Taxes

Our subsidiaries recorded the following income tax expense attributable to continuing operations for its taxable subsidiaries for the three and six months ended June 30, 2006 and 2005 (in $000s) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Current	$(3,679)	$(2,488)	$(9,525)	$(3,841)
Deferred	(5,476)	(6,542)	(8,287)	(8,595)

	$(9,155)	$(9,030)	$(17,812)	$(12,436)

Our effective income tax rate was 17.4% and 65.7% for the three months ended June 30, 2006 and 2005, respectively. Our effective income tax rate was 18.7% and 49.1% for the six months ended June 30, 2006 and 2005, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is principally due to income or losses from partnership entities in which taxes are the responsibility of the partners, and losses incurred by WPI for which no tax benefit was recognized.

Note 22.	Commitments and Contingencies

We and our subsidiaries are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

GB Holdings

On April 4, 2006, the Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, Inc., or GBH, filed a proposed Plan of Reorganization, or the Plan, and Disclosure Statement in which they indicated that they intend to challenge the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE Gaming, a wholly owned subsidiary of Atlantic Coast, the exchange of certain of GBH’s notes for 3% senior secured convertible notes of Atlantic Coast, and our owning 58.2% of the outstanding Atlantic Coast shares of common stock. As of June 30, 2006, we owned 58.2% of the outstanding stock of Atlantic Coast and GBH owned 41.7% of such stock. We also own approximately 77.5% of the outstanding shares of common stock of GBH. If the Committee succeeds in challenging these transactions, they indicated that they intend to seek to rescind the July 2004 transactions and attempt to equitably subordinate, in bankruptcy, our claims against GBH to the claims of other creditors. Under the Plan, they propose to place all of the assets of GBH in a Liquidating Trust for the benefit of the creditors. The Trust would be managed by a five-member board, four of whom would be appointed by the other creditors and one of whom would be appointed by a limited group of equity holders of GBH that would not include us. The assets that would be placed in the Trust include the 2,882,938 shares of Atlantic Coast stock owned by GBH as well as any litigation claims owned by the debtor or the estate, including any claims challenging the July 2004 transactions. We filed an objection to the Disclosure Statement on several grounds. At a hearing held on May 31, 2006, the Bankruptcy Court directed the Committee to make several revisions to their Disclosure Statement before the Disclosure Statement and the Committee’s Plan could be distributed to GBH’s creditors and stockholders. The Committee has yet to make such revisions.

We cannot predict the outcome of the GBH Bankruptcy proceedings or the potential impact on us.

WPI litigation

In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of the shares and rights to acquire shares of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, be sold other than 5,250,000 shares that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay entered by the Bankruptcy Court. We have filed a notice of appeal of the remand order and an objection to the motion to lift the stay. No hearing has been scheduled on the motion of the other first lien lenders to lift the stay, and no order has been entered by the District Court on that motion. A hearing on the appeals of the remand order has been scheduled by the District Court for September, 20, 2006. We also intend to appeal the prior order of the District Court that modified and vacated portions of the original sale order as entered by the Bankruptcy Court.

We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

Note 23.	Subsequent Events

Declaration of Distribution on Depositary Units

On August 7, 2006, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on our depositary units in the third quarter of 2006 consistent with the distribution policy adopted in 2005. The distribution will be paid on September 5, 2006 to depositary unitholders of record at the close of business on August 21, 2006.

Oil & Gas Property Acquisition

On July 10, 2006, our Oil and Gas segment acquired an additional interest in its East Breaks 160 offshore block from BP America for approximately $14.1 million which increased our percentage interest in East Breaks 160 to approximately 66%. As a condition to closing the acquisition, we were required to issue a $16 million letter of credit to BP America to collateralize the potential plugging and abandonment liability associated with the offshore block. The purchase price was paid from cash on hand and the letter of credit reduced the availability under the Oil and Gas senior secured revolving credit facility to approximately $12.9 million.

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

We own a 99% limited partner interest in American Real Estate Holdings Limited Partnership, or AREH. AREH and its subsidiaries hold our investments and substantially all of our operations are conducted through AREH and its subsidiaries. American Property Investors, Inc., or API, owns a 1% general partner interest in both us and AREH, representing an aggregate 1.99% general partner interest in us and AREH. API is owned and controlled by Carl C. Icahn. As of June 30, 2006, affiliates of Mr. Icahn beneficially owned approximately 90% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units.

In addition to our Oil and Gas, Gaming, Real Estate and Home Fashion segments, we discuss the Holding Company. The Holding Company includes the unconsolidated results of AREH and AREP and, principally, includes investment activity and expenses associated with the activities of a holding company.

Results of Operations

Overview

The key factors affecting the financial results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 were:

•	Increase in operating income of $14.1 million from Oil and Gas attributable primarily to an increase in unrealized gains on derivative positions of $13.4 million;

•	Increase in operating income of $10.7 million from Real Estate property development attributable primarily to increased sales activity at our New Seabury and Westchester, New York properties;

•	Operating losses of $48.3 million from our Home Fashion segment, of which $20.5 million relates to restructuring costs, consisting primarily of impairment charges in connection with the closing of plants; offset in part by $25.7 million relating to the minority interests’ share in WPI’s losses.

•	Increase in net realized and unrealized gains on investments of $65.7 million.

The key factors affecting the financial results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 were:

•	Increase in operating income of $100.5 million from Oil and Gas attributable primarily to an increase in unrealized gains on derivative positions of $89.4 million, partially offset by an increase in realized derivative losses of $10.7 million;

•	Increase in operating income of $12.0 million from Real Estate property development, attributable primarily to $30.4 million of additional sales at our New Seabury and Westchester, New York properties;

•	Operating losses of $86.3 million from our Home Fashion segment, of which $30.3 million relates to restructuring costs, consisting primarily of impairment charges in connection with the closing of plants, offset in part by $40.8 million relating to the minority interests’ share in WPI’s losses;

•	Increase in Holding Company costs of $10.1 million principally due to a $6.2 million non-cash compensation charge related to the cancellation of unit options and higher legal and professional fees;

•	Increase in net realized and unrealized gains on investments of $62.3 million; and

•	Reduced income from discontinued operations resulting from a $19.9 million decline in gains on sales of net lease properties.

Consolidated Results

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Revenues for the second quarter of 2006 increased by $286.2 million, or 129.3%, as compared to the second quarter of 2005. This increase reflects the inclusion of WPI ($237.1 million), and increases of $13.2 million from Oil and Gas, $12.2 million from Gaming and $23.6 million from Real Estate.

Operating income for the second quarter of 2006 decreased by $23.7 million, or 49.1%, as compared to the second quarter of 2005. The decrease results primarily from the inclusion of operating losses from WPI of $48.3 million, of which $20.5 million relates to restructuring costs. Second quarter 2006 results were benefited by improved Oil and Gas and Real Estate operating performance contributing to increases in operating income for these segments of $14.1 million and $10.8 million, respectively.

Interest expense for the second quarter of 2006 increased by $2.8 million, or 9.7%, as compared to the second quarter of 2005. This increase is primarily due to an increase in borrowings under credit facilities and margin interest expense incurred in the holding company’s investment brokerage accounts. Other income increased by $65.9 million from the prior year, primarily reflecting net realized and unrealized gains on investments.

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Revenues for the first six months of 2006 increased by $629.8 million, or 166.7%, as compared to the first six months of 2005. This increase reflects the inclusion of WPI ($480.6 million), and increases of $105.9 million for Oil and Gas, $16.3 million for Gaming and $27.0 million for Real Estate.

Operating income for the first six months of 2006 increased by $18.8 million, or 42.2%, as compared to the first six months of 2005. The increase is primarily attributable to increases in operating income for Oil and Gas and Real Estate of $100.5 million and $12.6 million, respectively, offset by the inclusion of $86.3 of operating losses from WPI, of which $30.3 million relates to restructuring costs, and an increase in Holding Company costs of $10.1 million. The operating losses from WPI are offset, in part, by $40.8 million relating to the WPI minority interests’ share of such losses.

Interest expense for the first six months of 2006 increased by $10.2 million, or 19.6%, as compared to the first six months of 2005. This increase includes a full six months in 2006 of interest on the $480 million of senior notes issued on February 7, 2005, an increase in borrowings under credit facilities, as well as margin interest expense incurred in the holding company’s investment brokerage accounts. Other income (expense), net increased by $61.5 million from the prior period, primarily reflecting net realized and unrealized gains on investments.

Oil and Gas

The following table summarizes key operating data for the Oil and Gas segment (in $000s) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Gross oil and gas revenues	$71,135	$69,662	$152,318	$125,925
Realized derivative losses	(6,600)	(4,834)	(18,687)	(7,967)
Unrealized derivative gains (losses)	20,359	6,936	57,611	(31,833)

Oil and gas revenues	84,894	71,764	191,242	86,125
Plant revenues	1,712	1,596	3,656	2,913

Total revenues	86,606	73,360	194,898	89,038

Costs and expenses:
Oil and gas operating expenses	13,684	12,175	27,729	25,539
Depreciation, depletion and amortization	23,654	24,506	47,788	44,809
General and administrative expenses	2,740	4,252	7,865	7,655

Total cost and expenses	40,078	40,933	83,382	78,003

Operating income	$46,528	$32,427	$111,516	$11,035

For the three months ended June 30, 2006 and 2005, natural gas comprised 63% and 68% of gross oil and gas revenues, respectively. For the six months ended June 30, 2006 and 2005, natural gas comprised 65% and 66% of gross oil and gas revenues, respectively.

Other data related to Oil and Gas operations is as follows (unaudited):

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2006	2005	2006	2005

Production data:
Oil (MBbls)	350	378	718	731
Natural gas (MMcf)	7,316	6,970	14,720	12,993
Natural gas liquids (MBbls)	45	95	146	186
Natural gas equivalents (MMcfe)	9,688	9,810	19,904	18,492
Average Sales Price(1):
Oil average sales price (per Bbl)
Price including realized gains or losses on derivative contracts	$59.12	$47.56	$57.29	$47.88
Price excluding realized gains or losses on derivative contracts	70.22	51.87	66.27	51.25
Natural gas average sales price (per Mcf)
Price including realized gains or losses on derivative contracts	5.77	6.31	5.91	5.95
Price excluding realized gains or losses on derivative contracts	6.14	6.77	6.74	6.38
Natural gas liquids (per Bbl)	36.54	29.93	37.64	30.17
Expense per Mcfe:
Total oil and gas operating expenses	$1.41	$1.24	$1.39	$1.38
Depreciation, depletion and amortization	2.44	2.50	2.40	2.42
General and administrative expenses	.28	.43	.40	.41

(1)	Excludes the effect of unrealized gains and losses on derivative contracts.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Gross oil and gas revenues for the second quarter of 2006, before realized and unrealized derivative gains and losses, increased $1.5 million, or 2.1%, as compared to the second quarter of 2005. The increase is primarily attributable to higher average sales prices ($3.2 million) offset by a decrease in product volumes ($1.7 million). Including the effects of realized and unrealized derivative gains and losses, oil and gas revenues increased 18.3% to $84.9 million in the second quarter of 2006 from $71.8 million for the second quarter of 2005. Unrealized derivative gains in the second quarter of 2006 were $20.4 million compared to unrealized derivative gains of $6.9 million in the prior year period. Unrealized derivative gains and losses resulted from mark-to-market adjustments on our unsettled positions at the end of each period.

During the second quarter of 2006, our average realized price of natural gas, including the effects of realized derivative losses, decreased by 8.6% to $5.77 per Mcf from $6.31 per Mcf for the second quarter of 2005. Our natural gas production volume increased by 0.3 Bcf, or 5.0%, to 7.3 Bcf compared to 7.0 Bcf in second quarter of 2005. Our natural gas production volume increased primarily due to our successful drilling activity.

During the second quarter of 2006, our average realized price of oil, including the effects of realized derivative losses, increased by 24.3% to $59.12 per Bbl from $47.56 per Bbl for the second quarter of 2005. Our oil production volume decreased by 28 MBbls, or 7.4%, to 350 MBbls compared to 378 MBbls in the second quarter of 2005. Our oil production volume decreased primarily due to third party pipeline repairs and maintenance which shut down our production facility in South Texas for approximately one month during the quarter.

Oil and gas operating expenses for the second quarter of 2006 increased $1.5 million, or 12.4%, to $13.7 million compared to $12.2 million for the second quarter of 2005. Oil and gas operating expenses per Mcfe increased $0.17, or 13.7%, compared to the second quarter of 2005. The increase in oil and gas operating expenses is primarily due to an overall increase in costs in the oil and gas industry combined with an increase in the number of wells as a result of our drilling activity. This increase is partially offset by severance tax refunds of $1.4 million that we received in 2006 from drilling wells that qualified for severance tax exemptions.

Depletion, depreciation and amortization, or DD&A, for the second quarter of 2006 decreased $0.8 million, or 3.5%, to $23.7 million compared to $24.5 million during the second quarter of 2005. DD&A per Mcfe decreased $0.06, or 2.4%, to $2.44 per Mcfe as compared to $2.50 per Mcfe in the second quarter of 2005.

General and administrative expenses, or G&A, for the second quarter of 2006 decreased $1.6 million, or 35.6%, to $2.7 million as compared to $4.3 million during the second quarter of 2005. G&A per Mcfe decreased $0.15, or 34.9%, to $0.28 for the quarter compared to $0.43 for the second quarter of 2005. The decrease in general and administrative expenses was primarily attributable a reduction in franchise taxes and legal expenses compared to 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Gross oil and gas revenues for the first half of 2006, before realized and unrealized derivative gains and losses, increased $26.4 million, or 21.0%, as compared to the first half of 2005. The increase is primarily attributable to an increase in volume ($9.3 million) and an increase in average sales price ($17.1 million). Including the effects of realized and unrealized derivative gains and losses, oil and gas revenues increased 122.1% to $191.2 million in the first six months of 2006 from $86.1 million in the first half of 2005. Unrealized derivative gains in 2006 were $57.6 million compared to unrealized derivative losses of $31.8 million in 2005. Unrealized derivative gains and losses resulted from mark-to-market adjustments on our unsettled positions at the end of each period.

During the first half of 2006, our average realized price of natural gas, including the effects of realized derivative losses, decreased by 0.7% to $5.91 per Mcf from $5.95 per Mcf for the six months ended June 30, 2005. Our natural gas production volume increased by 1.7 Bcf, or 13.3%, to 14.7 Bcf compared to 13.0 Bcf in the six months ended June 30, 2005. Our natural gas production volume increased primarily due to our successful drilling activity.

During the first half of 2006, our average realized price of oil, including the effects of realized derivative losses, increased by 19.7% to $57.29 per Bbl from $47.88 per Bbl over the same period in 2005. Our oil production volume decreased by 13 MBbls, or 1.8%, to 718 MBbls compared to 731 MBbls in the six months ended June 30, 2005. Our oil production volume decreased primarily due to third party pipeline repairs and maintenance which shut in our production facility in South Texas for approximately one month during the second quarter of 2006.

Oil and gas operating expenses increased $2.2 million, or 8.6%, to $27.7 million for the first half of 2006 compared to $25.5 million for first half of 2005. Oil and gas operating expenses per Mcfe increased $.01, or 0.7%, compared to the first half of 2005. The increase in oil and gas operating expenses is primarily due to an overall increase in costs in the oil and gas industry combined with an increase in the number of wells as a result of our drilling activity. This increase is partially offset by severance tax refunds of $3.3 million that we received in 2006 from drilling wells that qualified for severance tax exemptions.

Depletion, depreciation and amortization increased $3.0 million, or 6.6%, to $47.8 million during the first half of 2006 as compared to $44.8 million during the first half of 2005. DD&A per Mcfe decreased $0.02, or 0.8%, to $2.40 per Mcfe as compared to $2.42 in the first half of 2005.

General and administrative expenses increased $0.2 million, or 2.7%, to $7.9 million during the first half of 2006 as compared to $7.7 million during the first half of 2005. G&A per Mcfe decreased $0.01, or 2.4%, to $0.40 for the first half of 2006 compared to $0.41 for the prior year period. The increase in general and administrative expenses was primarily attributable to the payment of employee bonuses in the first half of 2006 offset by a decrease in franchise taxes and legal expenses.

Gaming

The following table summarizes the key operating data for our gaming segment for the periods indicated (in $000s) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Casino	$89,190	$81,168	$174,562	$166,238
Hotel	22,025	18,602	42,346	36,689
Food and beverage	25,024	23,307	47,499	45,249
Tower, retail and other income	10,000	10,241	18,757	19,118

Gross revenues	146,239	133,318	283,164	267,294
Less promotional allowances	11,459	10,750	21,666	22,059

Net revenues	134,780	122,568	261,498	245,235

Expenses
Casino	30,771	27,595	58,617	55,322
Hotel	9,261	8,033	17,332	14,759
Food and beverage	17,243	14,842	32,521	28,784
Other operating expenses	4,453	4,324	8,414	8,171
Selling, general and administrative	47,685	41,421	90,465	83,963
Depreciation and amortization	10,244	9,361	19,671	18,580

	119,657	105,576	227,020	209,579

Operating income	$15,123	$16,992	$34,478	$35,656

As disclosed in Note 3 to our consolidated financial statements, we acquired the Flamingo Laughlin on May 19, 2006. Net revenues and operating loss for Flamingo Laughlin through June 30, 2006 were $11.3 million and $1.0 million, respectively. These amounts are included in the table above. The results of operations discussed below refers to our gaming properties excluding the results of Flamingo Laughlin.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Gross revenues increased to $133.6 million, or 0.2%, from the second quarter of 2006 compared to $133.3 million for the second quarter of 2005. Nevada and Atlantic City gross revenues increased 0.7% and decreased 0.8%, respectively.

Casino revenues increased to $81.6 million, or 0.5%, for the second quarter of 2006 compared to $81.2 million for the second quarter of 2005. Slot machine, table games and other casino revenues were $63.0 million, $16.4 million and $2.2 million, respectively, compared to $64.5 million, $14.7 million and $2.0 million, respectively, for the second quarter of 2006 compared to the second quarter of 2005. The increase was primarily due to an increase in slot and table games hold percentage offset by reduced coin-in and anticipated disruptions at the Arizona Charlies location in Boulder resulting from our renovations to expand the casino floor. The renovations were completed in July 2006. Nevada and Atlantic City casino revenues increased 0.5% and 0.6%, respectively.

Non-casino revenues decreased to $52.0 million, or 0.4%, for the second quarter of 2006 compared to $52.3 million for the second quarter of 2005. Hotel revenues increased by $1.2 million as a result of increased occupancy, which was offset by decreased food and beverage and other revenues. Nevada and Atlantic City non-casino revenues increased 0.9% and decreased 6.3%, respectively.

Promotional allowances decreased to $10.1 million, or 6.5%, for the second quarter of 2006, from $10.8 million for the second quarter of 2005. The decrease was primarily due to redirecting our Atlantic City spending to more profitable players which was partially offset by increased expenses for our casino player acquisition program in Nevada.

Casino operating expenses increased to $27.8 million, or 0.7%, for the second quarter of 2006, compared to $27.6 million for the second quarter of 2005. This increase was primarily due to increased participation expense and labor costs in Nevada, partially offset by decreased labor costs and reduced participation expense in Atlantic City.

Non-casino operating expenses increased to $27.8 million, or 2.2%, for the second quarter of 2006 compared to $27.2 million for the second quarter of 2005. The increase was primarily due to labor, services and guest relations costs as a result of increased hotel occupancy and union benefits.

Selling, general and administrative expenses increased to $42.9 million, or 3.7%, for the second quarter of 2006 compared to $41.4 million for the second quarter of 2005. The increase was primarily due to increases in payroll and marketing expenses in Nevada partially offset by reductions in marketing and insurance expenses in Atlantic City.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Gross revenues increased to $270.5 million, or 1.2%, for the first half of 2006 compared to $267.3 million for the first half of 2005. Nevada and Atlantic City gross revenues increased 2.1% and decreased 0.4%, respectively.

Casino revenues increased to $167.0 million, or 0.5%, for the first half of 2006 compared to $166.2 million for the first half of 2005. Slot machine, table games and other casino revenues were $125.8 million, $36.0 million and $5.2 million, respectively, compared to $128.4 million, $32.3 million and $5.5 million, respectively, for the first half of 2006 compared to the first half of 2005. The increase was primarily due to an increase in slot and table games hold percentage offset by reduced coin-in. Nevada and Atlantic City casino revenues increased 0.5% and 0.4%, respectively.

Non-casino revenues increased to $103.5 million, or 2.4%, for the first half of 2006 compared to $101.4 million for the first half of 2005. Hotel revenues increased by $3.5 million as a result of increased occupancy, which was offset by decreased food and beverage and other revenues. Nevada and Atlantic City non-casino revenues increased 3.7% and decreased 3.5%, respectively.

Promotional allowances decreased to $20.3 million, or 8.1%, for the first half of 2006 compared to $22.2 million for the first half of 2005. The decrease was primarily due to redirecting our Atlantic City spending to more profitable players which was partially offset by increased expenses for our casino player acquisition program in Nevada.

Casino operating expenses increased to $55.7 million, or 0.7%, for the first half of 2006 compared to $55.3 million for the first half of 2005. This increase was primarily due to increased participation expense and labor costs in Nevada, partially offset by decreased labor costs and reduced participation expense in Atlantic City.

Non-casino operating expenses increased to $55.1 million, or 6.6%, for the first half of 2006 compared to $51.7 million for the first half of 2005. The increase was primarily due to labor, services and guest relations costs as a result of increased hotel occupancy and union benefits.

Selling, general and administrative expenses increased to $85.2 million, or 1.4%, for the first half of 2006 compared to $84.0 million for the first half of 2005. The increase was primarily due to increases in payroll and marketing expenses in Nevada partially offset by reductions in marketing and insurance expenses in Atlantic City.

Results by Location

The following is an analysis of revenue and operating income, by geographical location, (including the Flamingo Laughlin), for our Gaming segment (in $000s):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenues:
Nevada	$93,124	$81,509	$179,069	$164,347
Atlantic City	41,656	41,059	82,429	80,888

Total gaming	$134,780	$122,568	$261,498	$245,235

Operating income (loss):
Nevada	$14,681	$17,757	$33,304	$37,797
Atlantic City	442	(765)	1,174	(2,141)

Total gaming	$15,123	$16,992	$34,478	$35,656

During 2005, we began to incur operating losses relating to the operation of The Sands, one of the casinos included in our Gaming segment. Although those operating losses have recently been eliminated and The Sands has continued to generate positive cash flow, there can be no assurance that our efforts will continue to be successful. Accordingly, we continue to evaluate whether there is an impairment under SFAS No. 144. In the event that a change in operations results in a future reduction of cash flows, we may determine that an impairment under SFAS No. 144 has occurred at The Sands, and an impairment charge may be required. The carrying value of property, plant and equipment of The Sands at June 30, 2006 was $141.6 million.

Real Estate

Our real estate activities comprise three segments: rental real estate, property development, and associated resort activities. The operating performance of the three segments was as follows (in $000s) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Rental real estate:
Interest income on financing leases	$1,715	$1,801	$3,450	$3,767
Rental income	2,402	2,113	4,535	4,213
Property development	37,852	14,459	49,236	22,739
Resort operations	7,096	7,082	13,178	12,691

Total revenues	49,065	25,455	70,399	43,410

Operating expenses:
Rental real estate	978	1,091	2,173	2,331
Property development	25,976	13,265	35,952	21,450
Resort operations	7,260	7,070	13,524	13,474

Total expenses	34,214	21,426	51,649	37,255

Operating income	$14,851	$4,029	$18,750	$6,155

Rental Real Estate

We market portions of our commercial real estate portfolio for sale. Unaudited sale activity was as follows (in $000s, except unit data):

	Three Months Ended
	June 30,		Six Month Ended June 30,
	2006	2005	2006	2005

Properties sold	4	7	8	11
Proceeds received	$7,354	$4,856	$8,327	$48,320
Mortgage debt repaid	$—	$—	$—	$10,702
Total gain recorded	$1,308	$2,644	$1,559	$15,844
Gain recorded in operations	$—	$—	$—	$186
Gain recorded in discontinued operations(i)	$1,308	$2,644	$1,559	$15,658

(i)	A gain of $5.7 million on the sale of resort properties was recognized in the six months ended June 30, 2005 in addition to gains on the rental portfolio.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues increased to $4.1 million, or 5.2%, in the second quarter of 2006 from $3.9 million in the second quarter of 2005. The increase was primarily attributable to leasing of previously vacant space. Operating expenses decreased to $1.0 million, or 10.3%, in the second quarter of 2006, from $1.1 million in the second quarter of 2005, primarily due to decreased environmental expenses.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues were $8.0 million in both the first half of 2006 and 2005. Increased rents in 2006 were offset by increased financing lease amortization and the sale of a financing lease property in 2005. Operating expenses decreased to $2.2 million, or 6.8%, in the first half of 2006 from $2.3 million in the first half of 2005, primarily due to decreased environmental expenses.

Property Development

Property development sales activity was as follows (in $000s except unit data) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
			(Unaudited)

Units sold
New Seabury, Massachusetts	20	1	30	1
Grand Harbor/Oak Harbor, Florida	6	5	8	11
Falling Waters, Florida	9	23	9	47
Westchester, New York	6	3	6	3

	41	32	53	62

Revenues
New Seabury, Massachusetts	$21,352	$423	$30,385	$423
Grand Harbor/Oak Harbor, Florida	4,123	3,250	6,444	6,673
Falling Waters, Florida	2,261	4,212	2,261	9,068
Westchester, New York	10,116	6,574	10,146	6,575

	$37,852	$14,459	$49,236	$22,739

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues increased to $37.9 million, or 161.8%, in the second quarter of 2006 from $14.5 million in the second quarter of 2005. This increase was due to an increase in the number and prices of units sold.

Operating expenses increased to $26.0 million, or 95.8%, in the second quarter of 2006 from $13.3 million in the same period in 2005. Operating expenses increased due to an increase in the number and costs of higher priced units sold. In the second quarter of 2006, we sold 41 units with an average cost of $634,000 and profit margin of 31.4%. In the second quarter of 2005, we sold 32 units with an average cost of $415,000 and profit margin of 8.3%.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues increased to $49.2 million, or 116.5%, in the first half of 2006 from $22.7 million in the first half of 2005. This increase was due to an increase in the average price of units sold partially offset by a decrease in the number of units sold.

Operating expenses increased to $36.0 million, or 67.6%, in the first half of 2006 from $21.5 million in the first half of 2005. This increase was due to an increase in the costs of higher priced units sold partially offset by a decrease in the number of units sold. In the first half of 2006, we sold 53 units with an average cost of $678,000 and profit margin of 27.0%. In the first half of 2005, we sold 62 units with an average cost of $346,000 and profit margin of 5.7%.

The primary driver of our increased property development sales and profits was the recent approval of the development of our New Seabury resort property located in Cape Cod, Massachusetts. However, due to the current residential/vacation real estate slowdown our property development sales and profits are expected to decline from current levels for the balance of 2006 and possibly into 2007.

Resort Activities

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenues were $7.1 million in both the second quarter of 2006 and 2005. Operating expenses increased to $7.3 million, or 2.7%, in the second quarter of 2006, from $7.1 million in the second quarter of 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues increased to $13.2 million, or 3.8%, in the first half of 2006, from $12.7 million in the first half of 2005. This increase is primarily attributable to increased club dues. Operating expenses were $13.5 million in both the first half of 2006 and 2005.

Home Fashion

WPI, through its wholly-owned indirect subsidiary, WestPoint Home, Inc., is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI also operates 32 retail outlet stores that sell home fashion products consisting principally of products manufactured by WPI. In addition, WPI receives a small portion of its revenues through the licensing of its trade marks.

A recent court order may result in our ownership of WPI being reduced to less than 50%. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than those presented as of June 30, 2006 and for the period then ended. (See Note 22 of notes to the consolidated financial statements.)

Results of Operations

Summarized statement of operations for the three and six months ended June 30, 2006 is as follows (in $000s) (unaudited):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Revenues	$237,148	$480,638
Costs and expenses:
Cost of sales	224,222	452,582
Selling, general and administrative	40,698	84,015
Restructuring and impairment charges	20,567	30,338

Total costs and expenses	285,487	566,935

Operating loss	$(48,339)	$(86,297)

On August 8, 2005, WestPoint International, Inc., or WPI, an indirect subsidiary of the Company, completed the acquisition of substantially all of the assets of WestPoint Stevens Inc., or WPS. Operating results for WPI are included with AREP’s results beginning as of August 8, 2005. Therefore, no comparable data is available for the three and six months ended June 30, 2005.

Three months ended June 30, 2006

Net sales for the second quarter of 2006 were $237.1 million. Bed product revenues were $134.8 million and bath product revenues were $84.4 million. Other sales, consisting primarily of sales from WPI’s retail outlet stores, were $17.9 million. Total depreciation for the period was $9.5 million, of which $7.7 million was included in cost of sales and $1.8 million was included in selling, general and administrative expenses.

Gross earnings before selling, general and administrative expenses for the period were $12.9 million and reflect a gross profit margin of 5.5%. Gross margins during the second quarter were impacted by the carrying costs of certain U.S. based manufacturing facilities scheduled to be closed during 2006 and 2007. Selling, general and administrative expenses were $40.7 million for the period and as a percentage of net sales represent 17.2%.

Total expenses for the period include $18.8 million of impairment charges related to the fixed assets of plants that will be closed and $1.7 million of restructuring charges (of which approximately $1.6 million relates to continuing costs related to closed plants).

Six months ended June 30, 2006

Net sales for the first half of 2006 were $480.6 million. Bed product revenues were $270.8 million and bath product revenues were $174.9 million. Other sales, consisting primarily of sales from WPI’s retail outlet stores were $34.9 million. Total depreciation for the period was $19.9 million, of which $16.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative.

Gross earnings before selling, general and administrative expenses for the period were $28.1 million and reflect a gross profit margin of 5.8%. Gross margins during the period were impacted by the carrying costs of certain U.S. based manufacturing facilities scheduled to be closed during 2006 and 2007. Selling, general and administrative expenses were $84.0 million for the period and as a percentage of net sales represent 17.5%.

Total expenses for the period include $26.5 million of impairment charges related to the fixed assets of plants that will be closed and $3.8 million of restructuring charges (of which approximately $1.3 million relates to severance and $2.5 million relates to continuing costs related to closed plants).

We expect to continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout 2006 and 2007. If our restructuring efforts are unsuccessful, we may be required to record additional impairment charges related to the carrying value of long-lived assets. Additionally, as part of the restructuring efforts, we expect to record impairment charges as additional plants are closed.

Holding Company

Investment Activities

The Holding Company invests a portion of its available liquidity in short-term fixed income instruments managed by a third party investment manager to achieve a targeted quarterly return in excess of LIBOR. Other Holding Company investments include investments in debt and equity-related securities based upon management’s view that the Company will, over time, achieve a superior rate of return. For the second quarter and first half of 2006, we had significant realized and unrealized gains and losses from several positions, including short positions and activity relating to derivative instruments.

General and Administrative Expenses

General and administrative expenses related to the Holding Company are principally related to payroll and professional fees and expenses of the Holding Company.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

General and administrative costs increased $1.8 million, or 89.5%, to $3.7 million in the second quarter of 2006, as compared to $1.9 million in the second quarter of 2005 due largely to higher legal and professional fees.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

General and administrative costs increased $10.1 million, or 209.1%, to $15.0 million in the first half of 2006, as compared to $4.9 million in the first half of 2005 due largely to the impact of a compensation charge related to the cancellation of options ($6.2 million), and higher legal and professional fees.

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

Interest Income and Expense

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Interest expense increased 9.7%, to $31.6 million, during the second quarter of 2006 as compared to $28.8 million in the second quarter of 2005. This increase is primarily attributable to the margin interest expense incurred in the holding company’s brokerage accounts and additional borrowings at ACEP. Interest income was consistent with the prior period due to higher interest earned on cash balances during the period, offsetting $5.1 million earned on WPS secured bank debt in the six months ended June 30, 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Interest expense increased 19.6% to $62.2 million, during the six months ended June 30, 2006 as compared to $52.0 million in the six months ended June 30, 2005. This increase reflects higher borrowing levels in 2006 as a result of the issuance of the $480 million senior notes in February 2005 and additional borrowings at ACEP. Interest income was consistent with the prior period due to higher interest earned on cash balances during the period, offsetting $5.1 million earned on WPS secured bank debt in the first half of 2005.

Other Income (Expense), net

See Note 14 of notes to the consolidated financial statements for discussion of Other Income (Expense).

Minority Interests

Minority interest increased by $25.2 million and $39.4 million for the three and six months ended June 30, 2006, respectively, compared to the comparable periods in the prior year primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Effective Income Tax Rate

Our effective income tax rate was 17.4% and 65.7% for the three months ended June 30, 2006 and 2005, respectively. Our effective income tax rate was 18.7% and 49.1% for the six months ended June 30, 2006 and 2005, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is principally due to income or losses from partnership entities in which taxes are the responsibility of the partners, and losses incurred by WPI for which no tax benefit was recognized.

During the six months ended June 30, 2006 and 2005, we paid $8.4 million and $3.0 million in income taxes, respectively.

Seasonality

The results of operations for Gaming, Resort operations, Property Development operations and Home Fashion are seasonal in nature. Results for Oil & Gas and Rental Real Estate are generally not seasonal. Generally, our Nevada gaming and entertainment properties are not affected by seasonal trends. However, we tend to have increased customer flow in the fourth quarter of the year. Our Atlantic City property is highly seasonal in nature, with peak activity occurring from May to September. Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to February. Sales activity for our Property Development operations in Cape Cod and New York typically peak in late summer and remain active in the fall and spring months while in Florida our peak selling season is during the winter months. The Home Fashion segment experiences its peak sales season in the fall.

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

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, the notes issued by our indirect wholly-owned subsidiary, ACEP, contain restrictions on dividends and distributions and loans to us, as well as on other transactions with us. ACEP, NEG Oil & Gas, WPI and the resort operations at our New Seabury development each also have financing agreements that have the effect of restricting dividends, distributions and other transactions with us. These agreements may preclude our receiving payments from our subsidiaries which account for a significant portion of our revenues and cash flows. We may enter into similar agreements for other segments or subsidiaries. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt will be limited.

As of June 30, 2006, the Holding Company had a cash and cash equivalents balance of $162.5 million, short-term investments of $897.3 million (of which $462.2 million was invested in short-term fixed-income securities) and total debt of $831.1 million, which primarily relates to the senior unsecured notes.

We actively pursue various means to raise cash from our subsidiaries. To date, such means include payment of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. As a result of financing transactions at our subsidiaries, we will face significant limitations on the amounts of cash that we can receive from our subsidiaries. Our ability to make future interest payments, therefore, will be based on receiving cash from those subsidiaries that do not have restrictions and from other financing and liquidity sources available to AREP and AREH.

In February 2005, we issued $480.0 million principal amount of 7.125% senior notes due 2013. In May 2004, we issued $353.0 million principal amount of 8.125% senior notes due 2012. Additionally, in December 2005, NEG Oil & Gas entered into a revolving credit facility which allows for borrowings of up to $500.0 million based upon a borrowing base determination. The borrowing base is $335.0 million, of which $300.0 million has been borrowed at closing and is outstanding. See “Borrowings” below for additional information concerning credit facilities for our gaming, real estate and home fashion segments.

Cash Flows

Net cash provided by continuing operating activities was $97.3 million for the first half of 2006 as compared to net cash provided by continuing operating activities of $132.4 million in the first half of 2005. The change in cash provided by continuing operations for the six months ended June 30, 2006 was due to cash requirements related to trading securities and changes in various working capital asset categories. Our cash and cash equivalents and investments in marketable equity and debt securities decreased by $31.5 million at June 30, 2006, from December 31, 2005, primarily due to capital expenditures of $131.4 million and acquisitions of $169.6 million, offset in part by cash generated from operations of $98.3 million and proceeds from borrowings of $94.2 million.

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

Borrowings

Long-term debt consists of the following (in $000s):

	June 30,	December 31,
	2006	2005
	(Unaudited)

Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$480,000
Senior unsecured 8.125% notes due 2012 — AREP	351,083	350,922
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — ACEP	60,000	—
Borrowings under credit facility — NEG Oil & Gas	300,000	300,000
Mortgages payable	113,546	81,512
Other	8,259	8,387

Total long-term debt	1,527,888	1,435,821
Less current portion, including debt related to real estate held for sale	21,601	24,155

	$1,506,287	$1,411,666

Senior unsecured notes restrictions and covenants — AREP

Both issuances of our senior unsecured notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt, or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of June 30, 2006, such ratio was less than 1.75 to 1.0, and accordingly, based on this ratio, we and AREH could have incurred up to approximately $1.5 billion of additional indebtedness.

In addition, both issuances of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended June 30, 2006, the ratio of cash flow to fixed charges was in excess of 1.5 to 1.0.

The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of June 30, 2006, such ratio was in excess of 1.5 to 1.0.

Senior secured 7.85% notes due 2012 — ACEP

ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt, or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of June 30, 2006, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use our assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

ACEP Senior Secured Revolving Credit Facility

Effective May 11, 2006 ACEP and certain of ACEP’s subsidiaries, as Guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of June 30, 2006, the interest rate on the outstanding borrowings under the credit facility was 6.76% per annum. The credit agreement amends and restates, and is on substantially the same terms, as a credit agreement entered into as of January 29, 2004. Under the credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on May 10, 2010.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The Credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. As of June 30, 2006, this ratio was 0.72 to 1.0.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our principal hotel and gaming properties.

NEG Oil & Gas LLC Senior Secured Revolving Credit Facility

On December 22, 2005, NEG Oil & Gas entered into a credit facility, with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lender parties. As of June 30, 2006, the interest rate on the outstanding borrowings under the credit facility was 7.38%. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.

Under the credit facility, NEG Oil & Gas will be permitted to borrow up to the lesser of $500.0 million or the borrowing base, which is currently set at $335.0 million. Borrowings under the credit facility are subject to a borrowing base determination based on the oil and gas properties of NEG Oil & Gas and its subsidiaries and the reserves and production related to those properties. The initial borrowing base was set at $335.0 million and will be subject to semi-annual redeterminations, based on engineering reports to be provided by NEG Oil & Gas by March 31 and September 30 of each year, beginning March 31, 2006. The credit facility has a term of five years and all amounts will be due and payable on December 20, 2010. As of June 30, 2006, NEG Oil & Gas had remaining borrowing availability under the credit facility of $12.9 million representing the borrowing base less $300 million debt outstanding and outstanding letters of credit of $22.1 million.

The credit facility contains covenants that, among other things, restrict the incurrence of indebtedness by NEG Oil & Gas and its subsidiaries, the creation of liens by them, hedging contracts, mergers and issuances of securities by them and distributions and investments by NEG Oil & Gas and its subsidiaries. It also requires NEG Oil & Gas to maintain: (1) a ratio of consolidated total debt to consolidated EBITDA (for the four fiscal quarter period ending on the date of the consolidated balance sheet used to determine consolidated total debt), as defined, of not more than 3.5 to 1.0; (2) consolidated tangible net worth, as defined, of not less than $240 million, plus 50% of consolidated net income for each fiscal quarter ending after December 31, 2005 for which consolidated net income is positive; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These covenants may have the effect of limiting distributions by NEG Oil & Gas. As of June 30, 2006, NEG Oil & Gas was in compliance with each of the covenants.

Real Estate Mortgages Payable

On June 30, 2006, indirect subsidiaries of the Company engaged in property development and associated resort activities entered into a $32.5 million loan agreement with Textron Financial Corp. The loan is secured by a mortgage on the Company’s New Seabury golf course and resort in Mashpee, Massachusetts. The loan bears interest at the rate of 7.96% per annum and matures in five years with a balloon payment due of $30.0 million. Annual debt service payments of $3.0 million are required, which are payable in monthly installments based on a 25 year amortization schedule.

WPI Secured Revolving Credit Agreement

On June 16, 2006, our subsidiary, WestPoint Home, Inc., entered into a loan and security agreement with Bank of America, N.A., as Administrative Agent and lender. Other lenders may be added from time to time. Under the five-year agreement, WestPoint Home will be permitted to borrow on a revolving credit basis up to $250.0 million (subject to a monthly borrowing base calculation) at any one time outstanding, including a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

The agreement contains covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these transactions if excess availability, after giving effect to such transaction, meets a minimum threshold.

As of June 30, 2006, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $33.7 million.

Quarterly Distribution

On May 10, 2006, our directors voted to approve management’s recommendation to pay a dividend of $0.10 per depositary unit in the second quarter of 2006. The distribution was paid on June 1, 2006 to depositary unit holders of record at the close of business on May 22, 2006. On August 7, 2006, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on its depositary units in the third quarter of 2006 consistent with the distribution policy adopted in 2005. The distribution will be paid on September 5, 2006 to depositary unitholders of record at the close of business on August 21, 2006.

The payment of future distributions will be determined by the Board of Directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. There can be no assurance as to whether or in what amounts any future distributions might be paid.

Contractual Commitments

As of June 30, 2006, other than the increase in long-term debt in our gaming and real estate segments totaling $94.2 million and the changes noted below relating to our oil and gas derivative contracts there were no other material changes in our contractual obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to those reported in our Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 2006.

Derivative Obligations

As discussed in Note 19 to the consolidated financial statements, our derivative obligations decreased to $28.3 million as of June 30, 2006 as compared to $85.9 million as of December 31, 2005. The fair value of the derivative contracts that mature in less than a year is $22.2 million. The amount, if any, that we will be required to pay with respect to any contract will be determined at the maturity date and may vary from the fair value as reported at this time depending on market prices for oil and gas and the stated contract terms.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

Segment Liquidity and Capital Resources

Oil and Gas

NEG Oil & Gas derives its cash primarily from the sale of oil and natural gas and borrowings. During the first half of 2006, cash flows from operations provided by our oil and gas segment was $97.0 million compared to $56.1 million in 2005. The increase was primarily attributable to higher revenues due to increased production and higher price realizations.

During the first half of 2006, our oil and gas capital expenditures aggregated $101.6 million. NEG Oil & Gas capital expenditures for the remainder of 2006 are forecasted to be approximately $111.5 million. The planned capital expenditures do not include any major acquisitions that we may consider from time to time and for which NEG Oil & Gas may need to obtain additional financing.

As of June 30, 2006, NEG Oil & Gas had $55.5 million in unrestricted cash and $12.9 million in availability under its credit facility. NEG Oil & Gas believes that cash flows from operations, cash on hand and availability under its credit facility will be sufficient to fund the forecasted capital expenditures for the remainder of 2006.

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

On February 14, 2006, NEG, Inc., or NEG, our newly formed subsidiary, in connection with a planned initial public offering, filed with the SEC, a Registration Statement on Form S-1. Amendments to the Form S-1 were filed

May 5, 2006, June 22, 2006, and July 31, 2006. The Registration Statement has not yet become effective. On June 29, 2006, NEG, in connection with a planned merger with National Energy Group, filed with the SEC a Registration Statement on Form S-4. On July 31, 2006, NEG Oil & Gas LLC, which is currently our wholly-owned subsidiary, in connection with a planned offering of senior notes due 2014, filed with the SEC a Registration Statement on Form S-1.

Gaming

Our Gaming segment derives cash primarily from casino, hotel and related activities. During the first half of 2006, cash flows from operations provided by our gaming segment was $47.2 million compared to $37.5 million in 2005. The increase from 2005 to 2006 was due to increased revenues. Management believes that cash flows from operations and cash on hand will be sufficient to fund the forecasted capital expenditures for the remainder of 2006.

Under terms of the senior secured notes of ACEP, the ability to pay dividends and engage in other transactions with AREP are limited.

Capital spending for the existing Nevada operations was $16.6 million and $11.6 million for the first half of 2006 and 2005, respectively. Capital spending for the Atlantic City operations was $8.9 million (including $5.8 million for purchases of land) and $1.5 million for the first half of 2006 and 2005, respectively. We have estimated our combined capital expenditures for the remainder of 2006 to be $29.6 million for Nevada and Atlantic City, excluding Flamingo Laughlin.

Real Estate

Our real estate operations generate cash through rentals and leases and asset sales (principally sales of rental properties) and the operation of resorts. All of these operations generate cash flows from operations.

Real estate development activities require a significant use of funds. With our renewed development activity at New Seabury and Grand Harbor, it is expected that cash expenditures over the next year will approximate $75 million. Such amounts will be funded through advances from our existing cash reserves and then from unit sales and, to the extent such proceeds are insufficient, by AREP from available cash.

Home Fashion

For the first half of 2006, our Home Fashion segment had a negative cash flow from operations of $46.2 million. Such negative cash flow was principally due to ongoing restructuring actions and changes in working capital. As discussed above, we expect to continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout 2006 and 2007.

At June 30, 2006, the Home Fashion segment had approximately $81.4 million of unrestricted cash and cash equivalents. On June 16, 2006, WPI’s operating subsidiary, WestPoint Home, entered into a $250.0 million senior secured revolving credit facility, or the Senior Credit Facility, from a third party with an expiration date of June 15, 2011. With the Senior Credit Facility in place, funds totaling approximately $31.5 million previously required to cash collateralize letters of credit were returned to WPI. The borrowing availability under the Senior Credit Facility is subject to a monthly borrowing base calculation less outstanding loans, letters of credit and other reserves under the facility. At June 30, 2006, WPI had unused borrowing availability of approximately $168.7 million resulting from a calculated borrowing base of $227.4 million, less an availability block of $25.0 million and outstanding letters of credit of approximately $33.7 million. The new Senior Credit Facility imposes various operating and financial restrictions on WPI and its subsidiaries. These restrictions include limitations on indebtedness, liens, asset sales, transactions with affiliates, acquisitions, mergers, capital expenditures, dividends and investments. Borrowing under the Senior Credit Facility will be used for general business purposes including restructuring and international expansion.

Capital expenditures by WPI were $3.0 million for the period January 1, 2006 through June 30, 2006. Capital expenditures for the remainder of 2006 are expected to total approximately $9.3 million. Additionally, WPI may expend significant amounts in connection with exploring overseas joint ventures and acquisitions, and such amounts may be significant.

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

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and derivatives. Reference is made to Part II, item 7A of Form 10-K/A for 2005 that we filed with the Securities and Exchange Commission on March 31, 2006 for disclosures relating to interest rates and our equity prices. As of June 30, 2006 there have been no material changes in the market risks in these two categories. The following address our market risks associated with commodity price risks.

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

See Note 19 to the consolidated financial statements for details on our commodity price collar agreements.

Item 4.	Controls and Procedures

As of June 30, 2006, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s and our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the first half of 2006, we continued to implement processes to address a significant deficiency in our consolidation process noted by management in 2004 during its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. These processes included the implementation and testing of our new accounting and consolidation program and continuing to retain the services of an independent consultant to evaluate the effectiveness of our internal controls. We continue to monitor the progress of our subsidiaries in implementing processes to correct any significant deficiencies noted in their disclosure and control procedures.

During the third quarter of 2005, we identified a significant deficiency related to our periodic reconciliation, review and analysis of investment accounts. This significant deficiency is not believed to be a material weakness and arose from a lack of monitoring and review controls. We have hired additional personnel in order to provide the appropriate level of control.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GB Holdings

On April 4, 2006, the Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, Inc., or GBH, filed a proposed Plan of Reorganization, or the Plan, and Disclosure Statement in which they indicated that they intend to challenge the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE Gaming LLC, a wholly owned subsidiary of Atlantic Coast, the exchange of certain of GBH’s notes for 3% senior secured convertible notes of Atlantic Coast, and our owning 58.2% of the outstanding Atlantic Coast shares of common stock. As of June 30, 2006, we owned 58.2% of the outstanding stock of Atlantic Coast and GBH owned 41.7% of such stock. We also own approximately 77.5% of the outstanding shares of common stock of GBH. If the Committee succeeds in challenging these transactions, they indicated that they intend to seek to rescind the July 2004 transactions and attempt to equitably subordinate, in bankruptcy, AREP’s claims against GBH to the claims of other creditors. Under the Plan, they propose to place all of the assets of GBH in a Liquidating Trust for the benefit of the creditors. The Trust would be managed by a five-member board, four of whom would be appointed by the other creditors and one of whom would be appointed by a limited group of equity holders of GBH that would not include us. The assets that would be placed in the Trust include the 2,882,938 shares of Atlantic Coast stock owned by GBH as well as any litigation claims owned by the debtor or the estate, including any claims challenging the July 2004 transactions. We filed an objection to the Disclosure Statement on several grounds. At a hearing held on May 31, 2006, the Bankruptcy Court directed the Committee to make several revisions to their Disclosure Statement before the Disclosure Statement and the Committee’s Plan could be distributed to GBH’s creditors and stockholders. The Committee has yet to make such revisions.

We cannot predict the outcome of the GBH Bankruptcy proceedings or the potential impact on us.

WPI litigation

In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of the shares and rights to acquire shares of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, be sold other than 5,250,000 shares that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay entered by the Bankruptcy Court. We have filed a notice of appeal of the remand order and an objection to the motion to lift the stay. No hearing has been scheduled on the motion of the other first lien lenders to lift the stay, and no order has been entered by the District Court on that motion. A hearing on the appeals of the remand order has been scheduled by the District Court for September 20, 2006. We also intend to appeal the prior order of the District Court that modified and vacated portions of the original sale order as entered by the Bankruptcy Court.

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

In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of the shares and rights to acquire shares of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, other than 5,250,000 shares that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay and no ordered has been entered by the District Court on that motion. A hearing on the appeals of the remand order has been scheduled by the District Court for September 20, 2006. We also intend to appeal the prior order that modified and vacated portions of the original sale order.

We currently own approximately 67.7% of the outstanding shares of common stock of WPI. As a result of the District Court’s order and the proceedings on remand, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the results and balance sheet of WPI as of June 30, 2006 and December 31, 2005 and for the period from the date of acquisition through June 30, 2006. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than as presented as of June 30, 2006 and December 31, 2005 and for the periods then ended.

We cannot guarantee that we will be able to recover our investment made in connection with the acquisition of the Flamingo Laughlin and we may have difficulties combining the operations of the Flamingo Laughlin with our existing operations.

On May 19, 2006, our wholly-owned subsidiary, AREP Laughlin, acquired the Flamingo Laughlin from affiliates of Harrah’s Operating Company, Inc., or Harrah’s. The transaction was completed pursuant to an asset purchase agreement, dated as of November 28, 2005, between AREP Laughlin, AREP Boardwalk LLC, a wholly-owned subsidiary of AREP, Harrah’s and certain affiliated entities. Under the agreement, AREP Laughlin acquired the Flamingo and AREP Boardwalk Properties LLC, as assignee of AREP Boardwalk LLC, acquired 7.7 acres of land in Atlantic City, New Jersey, known as the Traymore site, for an aggregate purchase price of approximately $170.0 million, subject to adjustment. The portion of the purchase price attributable to the Flamingo Laughlin is approximately $109.0 million.

In addition, we currently plan to spend approximately $40.0 million through 2008 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Flamingo Laughlin. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company. We may not be able to combine successfully the operations of the Flamingo Laughlin with our existing operations. There are a large number of systems that must be integrated including management information, purchasing, accounting and finance, sales, billing and payroll and benefits. The integration of the Flamingo Laughlin into our existing operations also will require significant attention from management, possibly reducing its ability to focus on other operations or projects. Any delays or increased costs of combining could adversely affect us and disrupt our operations.

The benefits from the acquisition of the Flamingo Laughlin are based on projections and assumptions, including, related to our program to upgrade and refurbish the facilities, as well as recent results. As a result, we cannot be certain that we will realized the anticipated benefits.

Item 6.	Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REAL ESTATE PARTNERS, L.P.

By: American Property Investors, Inc., its general
partner

By:	/s/ HILLEL MOERMAN
Hillel Moerman
Chief Financial Officer (Principal
Financial Officer and duly authorized officer)

Date: August 9, 2006

Exhibits Index

Exhibit No.		Description

Exhibit 10	.1 -	Amended and Restated Credit Agreement, dated as of May 9, 2006, among American Casino & Entertainment Properties LLC, Bear Stearns Corporate Lending Inc., as Administrative Agent, Wells Fargo Bank, as Syndication Agent, CIT Services Corporation and Comerica West Incorporated as Co- Documentation Agents, and other lender parties thereto (incorporated by reference to Exhibit 10.1 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on May 17, 2006).
Exhibit 10	.2 -	Reaffirmation Agreement, dated as of May 9, 2006, among the Grantors thereto and Bear Sterns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on May 17, 2006).
Exhibit 10	.3 -	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Wilmington Trust Company, in its capacity as Indenture Trustee, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.3 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on May 17, 2006).
Exhibit 10	.4 -	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Sterns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.4 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on May 17, 2006).
Exhibit 10	.5 -	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Stratosphere Land Corporation, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Sterns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.5 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on May 17, 2006).
Exhibit 10	.6 -	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Fresca, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Sterns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.6 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on May 17, 2006).
Exhibit 10	.7 -	First Modification to Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing made by Arizona Charlie’s, LLC, as Trustor, to Lawyers Title of Nevada, as Trustee, for the benefit of Bear Sterns Corporate Lending Inc., in its capacity as Administrative Agent, for the benefit of the Secured Parties, as Beneficiary, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.7 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on May 17, 2006).
Exhibit 10	.8 -	Loan and Security Agreement, dated as of June 16, 2006, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on June 22, 2006).
Exhibit 31	.1 -	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a).
Exhibit 31	.2 -	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a).
Exhibit 32	.1 -	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	.2 -	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.