Form 10-Q
period 2006-09-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2006-11-09
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 1-9516

______________

AMERICAN REAL ESTATE PARTNERS, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3398766
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

767 Fifth Avenue, Suite 4700,
New York, NY 10153

(Address of Principal Executive Offices) (Zip Code)

(212) 702-4300

(Registrant’s Telephone Number, Including Area Code)

______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 7, 2006, there were 61,856,830 depositary units and 11,340,243 preferred units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q SEPTEMBER 30, 2006

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
	(in $000s)
ASSETS
Current assets:
Cash and cash equivalents	$280,706	$460,091
Investments	1,037,198	820,699
Inventories, net	279,523	244,239
Trade, notes and other receivables, net	168,768	197,881
Other current assets	121,406	214,860
Assets of discontinued operations held for sale	1,304,988	1,177,397
Total current assets	3,192,589	3,115,167
Property, plant and equipment, net:
Gaming	412,553	295,432
Real Estate	283,470	285,694
Home Fashion	108,658	166,026
Total property, plant and equipment, net	804,681	747,152
Investments	15,410	3,035
Intangible assets	26,553	23,402
Other assets	64,081	77,706
Total assets	$4,103,314	$3,966,462

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$61,978	$57,602
Accrued expenses and other current liabilities	141,231	143,427
Current portion of long-term debt	18,752	18,103
Securities sold not yet purchased	22,110	75,883
Margin liability on marketable securities	149,003	131,061
Liabilities of discontinued operations held for sale	420,905	489,598
Total current liabilities	813,979	915,674
Long-term debt	1,185,911	1,111,666
Other non-current liabilities	21,548	24,007
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 11,400,000 authorized; 11,340,243 and 10,800,397 issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	116,238	112,067
Total long-term liabilities	1,323,697	1,247,740
Total liabilities	2,137,676	2,163,414
Minority interests	266,338	304,599
Commitments and contingencies (Note 22)
Partners’ equity:
Limited partners:
Depositary units: 67,850,000 authorized; 62,994,030 outstanding as of September 30, 2006 and December 31, 2005, respectively	1,925,426	1,728,572
General partner	(214,205)	(218,202)
Treasury units at cost
1,137,200 depositary units	(11,921)	(11,921)
Partners’ equity	1,699,300	1,498,449
Total liabilities and partners’ equity	$4,103,314	$3,966,462

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,
	2006	2005
	(Unaudited)	(Restated)
	(in $000s, except per unit amounts)
Revenues:
Gaming	$99,732	$81,781
Real Estate	33,072	24,040
Home Fashion	240,456	183,627
	373,260	289,448
Expenses:
Gaming	90,332	67,501
Real Estate	27,399	19,557
Home Fashion	264,803	188,717
Holding Company	4,113	1,978
Acquisition costs	—	737
	386,647	278,490
Operating (loss) income	(13,387)	10,958
Other income (expense), net:
Interest expense	(27,776)	(24,706)
Interest income	11,536	10,633
Other income (expense), net	22,441	(22,769)
Loss from continuing operations before income taxes and minority interests	(7,186)	(25,884)
Income tax expense	(1,546)	(3,469)
Minority interests	8,874	2,416
Income (loss) from continuing operations	142	(26,937)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	98,059	(99,157)
Gain (loss) on sales and disposition of real estate	4,901	(6)
Income (loss) from discontinued operations, net of income taxes	102,960	(99,163)
Net earnings (loss)	$103,102	$(126,100)
Net earnings (loss) attributable to:
Limited partners	$101,050	$(122,873)
General partner	2,052	(3,227)
	$103,102	$(126,100)
Net earnings per LP unit:
Basic earnings:
Income (loss) from continuing operations	$—	$(0.42)
Income (loss) from discontinued operations	1.63	(1.57)
Basic earnings (loss) per LP unit	$1.63	$(1.99)
Weighted average LP units outstanding:	61,857	61,857
Diluted earnings:
Income (loss) from continuing operations	$—	$(0.42)
Income (loss) from discontinued operations	1.63	(1.57)
Diluted earnings (loss) per LP unit	$1.63	$(1.99)
Weighted average LP units and equivalent partnership units outstanding	61,857	61,857

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Restated)
	(in $000s, except per unit amounts)
Revenues:
Gaming	$278,801	$246,128
Real Estate	102,967	66,888
Home Fashion	721,094	183,627
	1,102,862	496,643
Expenses:
Gaming	236,097	194,051
Real Estate	78,862	56,721
Home Fashion	831,738	188,717
Holding Company	19,093	6,825
Acquisition costs	—	4,099
	1,165,790	450,413
Operating (loss) income	(62,928)	46,230
Other income (expense), net:
Interest expense	(79,151)	(70,391)
Interest income	35,764	35,383
Other Income (expense), net	88,592	(16,328)
Loss from continuing operations before income taxes and minority interests	(17,723)	(5,106)
Income tax expense	(10,123)	(13,418)
Minority interests	49,646	2,416
Income (loss) from continuing operations	21,800	(16,108)
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	195,660	(94,437)
Gain on sales and disposition of real estate	6,460	21,361
Income (loss) from discontinued operations, net of income taxes	202,120	(73,076)
Net earnings (loss)	$223,920	$(89,184)
Net earnings (loss) attributable to:
Limited partners	$219,464	$(82,543)
General partner	4,456	(6,641)
	$223,920	$(89,184)
Net earnings (loss) per LP unit:
Basic earnings (loss):
Income (loss) from continuing operations	$0.35	$(0.40)
Income (loss) from discontinued operations	3.20	(1.21)
Basic earnings (loss) per LP unit	$3.55	$(1.61)
Weighted average LP units outstanding	61,857	51,351
Diluted earnings:
Income (loss) from continuing operations	$0.35	$(0.40)
Income (loss) from discontinued operations	3.20	(1.21)
Diluted earnings per LP unit	$3.55	$(1.61)
Weighted average LP units and equivalent partnership units outstanding	61,857	51,351

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2006

	General Partner’s Equity (Deficit)	Limited Partners’ Equity Depositary Units	Held in Treasury		Total Partners’ Equity
			Amounts	Units
	(In $000s)
	(Unaudited)
Balance, December 31, 2005	$(218,202)	$1,728,572	$(11,921)	1,137	$1,498,449
Comprehensive income:
Net earnings	4,456	219,464	—	—	223,920
Net unrealized losses on securities available for sale	(251)	(12,362)	—	—	(12,613)
Other comprehensive income	—	20	—	—	20
Comprehensive income	4,205	207,122	—	—	211,327
CEO LP unit options	124	6,124	—	—	6,248
Atlantic Coast bond conversion	44	2,166	—	—	2,210
Partnership distribution	(376)	(18,558)	—	—	(18,934)
Balance, September 30, 2006	$(214,205)	$1,925,426	$(11,921)	1,137	$1,699,300

Accumulated other comprehensive losses at September 30, 2006 were $12.5 million.

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
	(Unaudited) (Restated) (in $000s)
Cash Flows from Operating Activities:
Cash Flows from Continuing Operations:
Income (loss) from continuing operations	$21,800	$(16,108)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	53,622	29,659
Investment (gains) losses	(84,830)	23,999
Preferred LP unit interest expense	4,171	3,986
Minority interests	(49,646)	2,416
Stock based compensation expense	6,248	—
Deferred income tax expense	144	6,407
Impairment loss on fixed assets	26,740	—
Net cash provided by (used in) activities on trading securities	71,000	(45,543)
Other, net	(5,223)	(3,180)
Changes in operating assets and liabilities:
Decrease (increase) in trade notes and other receivables	28,918	(27,384)
Decrease in other assets	29,001	8,043
(Increase) decrease in inventory	(35,284)	5,219
Increase in accounts payable, accrued expenses and other liabilities	82	35,268
Net cash provided by continuing operations	66,743	22,782
Cash Flows from Discontinued Operations:
Income (loss) from discontinued operations	202,120	(73,076)
Depreciation, depletion and amortization	84,898	80,698
Change in fair market value of Oil and Gas derivative contracts	(115,877)	111,631
Impairment loss from GBH bankruptcy	—	52,366
Net gain from property transactions	(6,513)	(21,361)
Other, net	10,641	(70,335)
Net cash provided by discontinued operations	175,269	79,923
Net cash provided by operating activities	242,012	102,705

Cash Flows from Investing Activities:
Cash Flows from Continuing Operations:
Capital expenditures	(35,212)	(24,187)
Purchases of marketable equity and debt securities	(359,574)	(660,603)
Proceeds from sales of marketable equity and debt securities	194,712	143,509
Net proceeds from the sales and disposition of real estate	—	8,414
Net proceeds from sales and disposition of fixed assets	12,244	2,644
Acquisitions of businesses, net of cash acquired	(107,998)	(293,649)
Other	—	(26,623)
Net cash used in investing activities – continuing operations	(295,828)	(850,495)
Cash Flows from Discontinued Operations:
Capital expenditures	(247,318)	(185,856)
Net proceeds from the sales and disposition of real estate	17,521	48,359
Other	(6,960)	17,180
Net cash used in investing activities – discontinued operations	(236,757)	(120,317)
Net cash used in investing activities	(532,585)	(970,812)

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – continued
Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Restated)
	(in $000s)
Cash Flows from Financing Activities:
Partners’ equity:
Members contribution	$—	$9,279
Partnership distributions	(18,934)	(6,312)
Debt:
Proceeds from senior notes payable	—	480,000
Proceeds from credit facilities	60,000	—
Repayment of credit facilities	(17,659)	—
Increase in due from affiliates	—	(67,980)
Proceeds from mortgages payable	34,250	4,425
Mortgages paid upon disposition of properties	—	(3,775)
Periodic principal payments	(3,463)	(3,028)
Debt issuance costs	(4,941)	(8,867)
Net cash provided by financing activities – continuing operations	49,253	403,742
Net cash (used in) provided by financing activities – discontinued operations	(8,371)	101,378
Net cash provided by financing activities	40,882	505,120
Net decrease in cash and cash equivalents	(249,691)	(362,987)
Net change in cash of assets held for sale	70,306	(3,052)
Cash and cash equivalents, beginning of period	460,091	760,220
Cash and cash equivalents, end of period	$280,706	$394,181

Supplemental information
Cash payments for interest, net of amounts capitalized	$83,026	$61,728
Cash payments for income taxes, net of refunds	$12,339	$3,017
Conversion of bonds in connection with acquisition of WPI	$—	$205,850
Net unrealized gains (losses) on securities available for sale	$(12,613)	$(4,621)
LP unit issuance	$—	$456,998
Change in tax asset related to acquisitions	$—	$4,105
Debt conversion relating to Atlantic Coast	$2,492	$—

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 1 — General

American Real Estate Partners, L.P., or the Company or AREP, is a master limited partnership formed in Delaware on February 17, 1987. AREP is a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Gaming; Real Estate; and Home Fashion. We are in the process of divesting our Oil and Gas operating unit and our Atlantic City gaming property.

We own a 99% limited partnership interest in American Real Estate Holdings Limited Partnership, or AREH. AREH, the operating partnership, holds our investments and conducts our business operations. Substantially all of our assets and liabilities are owned by AREH and substantially all of our operations are conducted through AREH and its subsidiaries. American Property Investors, Inc., or API, owns a 1% general partnership interest in both us and AREH, representing an aggregate 1.99% general partnership interest in us and AREH. API is owned and controlled by Mr. Carl C. Icahn.

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

Because of the diversified nature of our business, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments and derivative contracts in our Oil and Gas operations can be significant. The results of our Gaming and Home Fashion segments are seasonal.

Change in Reporting Entity

Our historical financial statements were revised to reflect the acquisition of interests in five entities in the second quarter of 2005 which were under the common control of Mr. Icahn. In accordance with generally accepted accounting principles, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of such previously separate companies for periods prior to the acquisition, from the original date of their acquisition by Mr. Icahn, are revised on a combined basis.

Discontinued Operations

On September 3, 2006, our indirect majority owned subsidiary, Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, AREH and certain entities owned by or affiliated with AREH, entered into an agreement with Pinnacle Entertainment, Inc., or Pinnacle, pursuant to which Pinnacle agreed to acquire all of the outstanding membership interests in ACE Gaming LLC, or ACE, which owns The Sands Hotel and Casino in Atlantic City, or The Sands, and 100% of the equity interests in certain subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including approximately 7.7 acres known as the Traymore site. We own, through subsidiaries, approximately 67.6% of Atlantic Coast, which owns 100% of ACE.

On September 7, 2006, we and AREH entered into an Exclusivity Agreement and Letter of Intent, or the Letter of Intent, with Riata Energy, Inc., or Riata, with respect to a potential transaction pursuant to which Riata would acquire all of the issued and outstanding membership interests of our indirect wholly owned subsidiary, NEG Oil & Gas LLC.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 1 — General – (continued)

Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during 2006 and, accordingly, certain amounts in the statements of operations and cash flows for the three and nine months ended September 30, 2005 have been reclassified to conform to the current classification of properties.

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” For further discussion see Note 4.

Acquisitions

On August 8, 2005, WestPoint International, Inc., or WPI, an indirect majority owned subsidiary of the Company, completed the acquisition of substantially all of the assets of WestPoint Stevens Inc., or WPS. Operating results for WPI are included with AREP’s results beginning as of August 8, 2005.

On May 19, 2006, our wholly owned subsidiaries, AREP Laughlin Corporation, or AREP Laughlin, and AREP Boardwalk Properties LLC completed the purchases, respectively, of the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada and the Traymore Site, from affiliates of Harrah’s Operating Company, Inc., or Harrah’s. AREP Laughlin was formed by AREH to acquire, own and operate the Aquarius and AREH contributed 100% of the stock of AREP Laughlin to our indirect wholly-owned subsidiary, American Casino & Entertainment Properties LLC, or ACEP, on April 4, 2006. Operating results for the Aquarius are included with AREP’s results beginning as of May 19, 2006. As described above, on September 3, 2006, certain of our subsidiaries entered into an agreement with Pinnacle to sell the Traymore site.

Investments

We classify our marketable securities as either “available-for-sale” or “trading” based upon whether our objective is to generate profits on short-term differences in price. Securities that are classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a separate component of partners’ equity. Trading securities are carried at fair value with unrealized gains and losses included in net earnings (loss). For purposes of determining gains and losses on sales, the cost of securities is based on specific identification. Effective December 31, 2005, certain trading securities were reclassified to available-for-sale based on a reassessment of the manner in which we hold investments. (See Note 6 for a discussion of investments and Note 14 for a discussion of gains and losses on investments.)

Filing Status of Subsidiaries

National Energy Group, Inc., or NEGI, and Atlantic Coast are reporting companies under the Securities Exchange Act of 1934. In addition, ACEP voluntarily files annual, quarterly and current reports.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 1 — General – (continued)

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of our financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting SAB No. 108 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

Note 2 — Related Party Transactions

a. Administrative Services

In July 2005, we entered into a new license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet of office space for which we pay monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The terms of the license agreement were reviewed and approved by the audit committee of the Board of Directors of API. The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December, beginning December 2005 and continuing through December 2011. In the three months ended September 30, 2006 and 2005, the Company paid rent of approximately $54,000 and $39,000, respectively. In the nine months ended September 2006 and September 2005, the Company paid rent of approximately $139,000 and $117,000, respectively.

In the three months ended September 30, 2006 and 2005, we paid approximately $189,000 and $204,000, respectively, to an affiliate for telecommunication services. In the nine months ended September 30, 2006 and 2005, we paid approximately $607,000 and $717,000, respectively, to such affiliate for telecommunication services.

An affiliate provided certain professional services to WPI for which WPI incurred charges of approximately $57,000 and $196,000, respectively, in the three and nine months ended September 30, 2006.

An affiliate provided certain administrative services to us for which we incurred charges of approximately $3,000 and $46,000 in the three and nine months ended September 30, 2005, respectively. No such charges were incurred in 2006.

We provided certain administrative services to affiliates for which we charged $219,000 and $479,000 in the three and nine months ended September 30, 2006, respectively, and $18,000 in both the three and nine months ended September 30, 2005. In May 2006, an affiliate remitted $500,000 to us as an advance payment for future services. As of September 30, 2006, current liabilities in the consolidated balance sheet included $144,000 to be applied to our charges to the affiliate for services to be provided to it.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 2 — Related Party Transactions – (continued)

b. Securities Ownership

As of September 30, 2006, affiliates of Mr. Icahn owned 9,813,346 preferred units and 55,655,382 depositary units, which represented approximately 86.5% and 90.0% of the outstanding preferred units and depositary units, respectively.

Note 3 — Acquisitions

As described above, on May 19, 2006, our wholly owned subsidiaries, AREP Laughlin and AREP Boardwalk Properties, completed the purchases of the Aquarius and the Traymore Site, respectively, from affiliates of Harrah’s. The transactions were completed pursuant to a previously announced asset purchase agreement, dated as of November 28, 2005, between AREP Laughlin, AREP Boardwalk LLC, Harrah’s and certain affiliates of Harrah’s. Under the agreement, AREP Laughlin acquired the Aquarius and AREP Boardwalk Properties, an assignee of AREP Boardwalk LLC, acquired the Traymore Site for an aggregate purchase price of approximately $170 million (excluding transaction costs and working capital of approximately $5.7 million). As described above, on September 3, 2006, certain of our subsidiaries entered into an agreement with Pinnacle to sell the Traymore site.

The Aquarius is located on approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. The Aquarius is the largest hotel in Laughlin, with 1,907 rooms in two 18-story towers, a 57,000 square-foot casino, five fast food franchise restaurants and four restaurants, a parking garage with capacity for 2,420 cars, over 35,000 square-feet of meeting space and a 3,000-seat amphitheater. The property also features an outdoor pool, fitness center and lighted tennis courts.

The following table summarizes the estimated fair values of the net assets acquired on May 19, 2006 (in $000s):

	May 19, 2006 Fair Value
	Aquarius	Traymore Site	Total

Current assets	$7,172	$—	$7,172
Land	13,000	61,651	74,651
Building and equipment	95,336	—	95,336
Intangible assets	3,397	—	3,397
Assets acquired	118,905	61,651	180,556
Liabilities assumed	(4,874)	—	(4,874)
Net assets acquired	$114,031	$61,651	$175,682

The purchase price allocations for the Aquarius are based on estimated fair values as determined by independent appraisers. If the acquisitions of the Aquarius and the Traymore Site had occurred at the beginning of 2006, our consolidated unaudited pro forma net revenue, net income and diluted earnings per share for the three and nine months ended September 30, 2006 would not have been materially different than the amounts we reported, and, therefore, pro forma results are not presented.

The results of operations of the Aquarius from May 19, 2006 to September 30, 2006 are included in the Company’s consolidated results of operations for the nine months ended September 30, 2006.

Note 4 — Discontinued Operations and Assets Held for Sale

The Sands and Related Assets

As described above, on September 3, 2006, Atlantic Coast, ACE, AREH, and certain other entities owned by or affiliated with AREH entered into an agreement with Pinnacle, pursuant to which Pinnacle agreed to acquire all of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including the Traymore Site, for an aggregate price of approximately $250 million (of which approximately $189 million is payable to Atlantic Coast).

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 4 — Discontinued Operations and Assets Held for Sale – (continued)

As part of the agreement, Pinnacle required that Atlantic Coast proceed to close The Sands, which is anticipated to occur within approximately 70 days of the signing of the agreement. The transaction is subject to the satisfaction of customary closing conditions and is not subject to financing. Under the agreement, AREH and Atlantic Coast have certain indemnification obligations, including with respect to the challenge by the Official Committee of Unsecured Creditors of GBH to the transactions that resulted in the transfer of The Sands to ACE. At closing, as part of the agreement with Pinnacle, Atlantic Coast is required to post a $50 million escrow to fund the indemnification obligations with regard to the GBH creditors’ claims. In addition, Atlantic Coast has agreed to indemnify AREH and its affiliates for claims asserted by Pinnacle that relate to certain of AREH’s indemnification obligations under the Pinnacle agreement. At closing, Atlantic Coast will escrow the balance of the net proceeds payable to it under the Pinnacle Agreement to secure its indemnification obligations to AREH and its affiliates and to facilitate any payment in respect thereof. See Note 22. We currently anticipate that the sales will be completed during the fourth quarter of 2006.

Oil and Gas Operations

On September 7, 2006, we and AREH entered into an Letter of Intent with Riata, relating to a potential transaction pursuant to which Riata would acquire all of the issued and outstanding membership interests of our indirect wholly-owned subsidiary, NEG Oil & Gas, for approximately $1.519 billion, which includes the assumption or repayment by Riata of $300 million of debt of NEG Oil & Gas, approximately $1.025 billion of cash and approximately 12.8 million shares of Riata common stock valued at $19 per share. The consummation of the transaction is subject to the satisfaction of several conditions, including the negotiation, execution and delivery of definitive agreements within 70 days from the date of the execution of the Letter of Intent. We have agreed not to solicit, negotiate or accept competing proposals during the 70 day period. We currently anticipate that the sale will be completed during the fourth quarter of 2006.

Riata is a working interest owner and the operator of a majority of the Longfellow Ranch area oil and gas properties. The interest in Longfellow Ranch is the single largest oil and gas property owned by NEG Oil & Gas LLC.

Real Estate

Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during 2006 and, accordingly, certain amounts in the statements of operations and cash flows for the three and nine months ended September 30, 2005 have been reclassified to conform to the current classification of property.

Results of Operations and Assets Held for Sale

The financial position and results of our Oil and Gas and Real Estate operations and of our Atlantic City Gaming property described above are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 4 — Discontinued Operations and Assets Held for Sale – (continued)

A summary of the results of operations for our discontinued operations for the three and nine months ended September 30, 2006 and 2005 is as follows (in $000’s) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues
Oil and Gas	$135,578	$(2,329)	$330,476	$86,709
Atlantic City Gaming	41,565	44,458	123,994	125,346
Rental Real Estate	1,302	1,426	3,955	5,299
Total revenues	$178,445	$43,555	$458,425	$217,354

Income (loss) from discontinued operations:
Oil and Gas	$89,343	$(39,724)	$200,859	$(28,689)
Atlantic City Gaming	(10,433)	(2,676)	(9,259)	(4,817)
Rental Real Estate	826	514	2,120	2,074
Total operating income (loss)	79,736	(41,886)	193,720	(31,432)
Interest expense	(4,613)	(2,687)	(15,440)	(9,007)
Interest and other income	2,107	128	5,607	1,654
Impairment charges on GBH bankruptcy	—	(52,366)	—	(52,366)
Income tax (expense) benefit	32,104	(3,088)	22,869	(5,575)
Minority interest	(11,275)	742	(11,096)	2,289
Income (loss) from discontinued operations	98,059	(99,157)	195,660	(94,437)
Gain (loss) on sales and disposition of real estate	4,901	(6)	6,460	21,361
	$102,960	$(99,163)	$202,120	$(73,076)

Unrealized oil & gas derivative gains in the three and nine months ended September 30, 2006 were $58.3 million and $115.9 million, respectively, as compared to unrealized oil & gas derivative losses of $79.8 and $111.6 million in the three and nine months ended September 30, 2005, respectively. In addition, we recorded $37.0 million of income tax benefits in the three and nine months ended September 30, 2006 as a result of the reversal of deferred tax valuation allowances for our oil and gas and Atlantic City gaming operations. See Note 21, Income Taxes, for further information.

A summary of assets and liabilities of discontinued operations held for sale is as follows (in $000’s):

	September 30, 2006	December 31, 2005
Cash and cash equivalents	$45,726	$116,032
Trade, notes and other receivables	57,241	57,133
Other current assets	73,803	73,125
Property, plant and equipment	1,055,697	888,086
Other assets	72,521	43,021
Assets of discontinued operations held for sale	$1,304,988	$1,177,397

Accounts payable and accrued expenses	$63,355	$118,468
Long-term debt	302,061	306,052
Other non-current liabilities	55,489	65,078
Liabilities of discontinued operations held for sale	$420,905	$489,598

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 5 — Operating Units

Through the second quarter of 2006, we conducted our continuing operating businesses in four principal areas: Oil and Gas, Gaming, Real Estate and Home Fashion. As described in Note 4, on September 7, 2006, we and AREH entered into an Exclusivity Agreement and Letter of Intent with Riata, relating to a potential transaction with Riata pursuant to which Riata would acquire all of our Oil and Gas operations. As a result, our Oil and Gas operations are now classified as discontinued operations and thus are not considered a reportable segment of our continuing operations. We now conduct our operating businesses in three principal areas: Gaming, Real Estate and Home Fashion.

a. Gaming

We own and operate gaming properties in Nevada. Our properties include the Stratosphere Casino Hotel and Tower, Arizona Charlie’s Decatur, and Arizona Charlie’s Boulder in Las Vegas and the Aquarius Casino Resort in Laughlin. Results for the Aquarius are included from the date of acquisition, May 19, 2006.

As described above, on September 3, 2006, Atlantic Coast, ACE, AREH and certain other entities owned by or affiliated with AREP entered into an agreement pursuant to which Pinnacle agreed to acquire all of the outstanding membership interests in ACE, which owns The Sands and 100% of the equity interests in certain subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including the Traymore Site. The financial position and results of these operations are presented as assets held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144. For further discussion see Note 4.

Summary balance sheets for the continuing operations of our Gaming segment as of September 30, 2006 and December 31, 2005 as included in the consolidated balance sheets are as follows (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
Current assets	$110,742	$130,625
Property, plant and equipment, net	412,553	295,432
Other non-current assets	45,715	43,719
Total assets	$569,010	$469,776
Current liabilities	$44,114	$37,890
Long term debt	262,454	217,335
Other non-current liabilities	5,831	10,327
Total liabilities	$312,399	$265,552

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 5 — Operating Units – (continued)

Summarized unaudited statements of operations for the continuing operations of our Gaming segment for the three and nine months ended September 30, 2006 and 2005 are as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Casino	$56,466	$45,195	$156,074	$136,715
Hotel	19,698	14,976	55,759	46,481
Food and beverage	22,166	17,524	60,514	52,492
Tower, retail and other income	9,689	9,360	27,308	26,785
Gross revenues	108,019	87,055	299,655	262,473
Less promotional allowances	8,287	5,274	20,854	16,345
Net revenues	99,732	81,781	278,801	246,128
Expenses:
Casino	21,738	15,856	57,261	47,156
Hotel	9,591	7,183	24,342	20,050
Food and beverage	16,211	13,489	44,276	38,823
Tower, retail and other income	4,663	3,913	12,676	11,625
Selling, general and administrative	30,687	21,289	77,742	59,953
Depreciation and amortization	7,442	5,771	19,800	16,444
Total costs and expenses	90,332	67,501	236,097	194,051
Operating income from continuing operations	$9,400	$14,280	$42,704	$52,077

b. Real Estate

Our real estate operations consist of rental real estate, property development, and associated resort activities.

A summary of real estate property and equipment as of September 30, 2006 and December 31, 2005 as included in the consolidated balance sheets is as follows (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)
Rental properties:
Finance leases, net	$69,760	$73,292
Operating leases	40,940	50,012
Property development	127,253	116,007
Resort properties	45,517	46,383
Total real estate	$283,470	$285,694

In addition to the above are properties held for sale. The amount included in other current assets related to such properties was $24.8 million and $27.2 million as of September 30, 2006 and December 31, 2005, respectively. The operating results of these properties are classified as discontinued operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 5 — Operating Units – (continued)

Summarized unaudited statements of operations attributable to our continuing real estate operations are as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Rental real estate:
Interest income on financing leases	$1,671	$1,780	$5,122	$5,547
Rental income	2,132	1,837	6,162	5,488
Property development	19,914	11,518	69,150	34,257
Resort operations	9,355	8,905	22,533	21,596
Total revenues	33,072	24,040	102,967	66,888
Operating expenses:
Rental real estate	1,387	1,132	3,375	3,371
Property development	17,886	10,588	53,837	32,039
Resort operations	8,126	7,837	21,650	21,311
Total expenses	27,399	19,557	78,862	56,721
Operating income	$5,673	$4,483	$24,105	$10,167

Rental Real Estate

As of September 30, 2006, we owned 39 rental real estate properties. These primarily consist of fee and leasehold interests in real estate in 20 states. Most of these properties are net-leased to single corporate tenants. Approximately 90% of these properties are currently net-leased, 2% are operating properties and 8% are vacant.

We market portions of our commercial real estate portfolio for sale. Unaudited sale activity was as follows (in $000s, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Properties sold	8	—	16	11
Proceeds received (costs incurred)	$9,194	$(6)	$17,521	$48,314
Mortgage debt repaid	—	$—	$—	$10,702
Total gain (loss) recorded	$4,901	$(6)	$6,460	$15,838
Gain recorded in operations	—	$—	$—	$186
Gain (loss) recorded in discontinued operations(1)	$4,901	$(6)	$6,460	$15,652

——————

(1)

A gain of $5.7 million on the sale of resort properties was recognized in the nine months ended September 30, 2005 in addition to gains on the commercial real estate portfolio included above.

Property Development and Associated Resort Activities

We own, primarily through our Bayswater subsidiary, residential development properties. Bayswater, a real estate investment management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities, and raw land for residential

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 5 — Operating Units – (continued)

development. Our New Seabury development property in Cape Cod, Massachusetts, and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for current and future residential development of approximately 425 and 1,000 units of residential housing, respectively. Both developments operate golf and resort activities. We are also developing residential communities in Naples, Florida and Westchester County, New York.

Unaudited property development sales activity was as follows (in $000s except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Units sold
New Seabury, Massachusetts	3	—	33	1
Grand Harbor/Oak Harbor, Florida	5	3	13	14
Falling Waters, Florida	28	19	37	66
Westchester, New York	3	3	9	6
	39	25	92	87

Revenues
New Seabury, Massachusetts	$2,286	$—	$32,671	$423
Grand Harbor/Oak Harbor, Florida	2,843	2,147	9,287	8,820
Falling Waters, Florida	6,891	3,696	9,152	12,764
Westchester, New York	7,894	5,675	18,040	12,250
	$19,914	$11,518	$69,150	$34,257

c. Home Fashion

We conduct our Home Fashion operations through our majority ownership in WPI.

Summary balance sheets for Home Fashion as of September 30, 2006 and December 31, 2005 as included in the consolidated balance sheets are as follows (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)
Current assets	$511,803	$583,496
Property plant and equipment, net	108,658	166,026
Intangible and other assets	38,147	23,402
Total assets	$658,608	$772,924
Current liabilities	$101,940	$103,931
Other liabilities	1,310	5,214
Total liabilities	$103,250	$109,145

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 5 — Operating Units – (continued)

Unaudited summarized statements of operations for the three and nine months ended September 30, 2006 are as follows (in $000s):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenues	$240,456	$721,094
Costs and expenses:
Cost of sales	222,265	674,847
Selling, general and administrative	39,190	123,205
Restructuring and impairment charges	3,348	33,686
Total costs and expenses	264,803	831,738
Operating loss	$(24,347)	$(110,644)

Total depreciation for the three month period ended September 30, 2006 was $6.3 million, of which $4.8 million was included in cost of sales and $1.5 million was included in selling, general and administrative expenses. Total expenses for the three month period ended September 30, 2006 include $3.3 million of restructuring charges (of which approximately $0.2 million relates to severance and $3.1 million relates to continuing costs of closed plants). There were no additional impairment charges recorded in the third quarter of 2006.

For the nine month period ended September 30, 2006, total depreciation was $26.2 million, of which $21.1 million was included in cost of sales and $5.1 million was included in selling, general and administrative expenses. Total expenses for the nine month period include $26.5 million of impairment charges related to the fixed assets of plants that have been or will be closed and $7.1 million of restructuring charges (of which approximately $1.5 million relates to severance and $5.6 million relates to continuing costs of closed plants).

Impairment and restructuring charges for the three and nine months ended September 30, 2006 are included in Home Fashion operating expenses in the accompanying consolidated statements of operations.

To improve WPI’s competitive position, we intend to restructure its operations to significantly reduce its cost of goods sold by closing certain plants located in the United States, sourcing goods from lower cost overseas facilities, and acquiring manufacturing facilities. The Company has incurred impairment charges to write-down the value of WPI plants taken out of service to their estimated liquidation value.

Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of accrued restructuring costs at December 31, 2005 was $0.1 million. During the nine months ended September 30, 2006, we incurred additional restructuring costs of $7.1 million, of which $6.6 million was paid during the period. As of September 30, 2006 the accrued liability balance was $0.6 million which is included in accounts payable and accrued expenses in our consolidated balance sheet.

Total cumulative impairment and restructuring charges for the period from acquisition, August 5, 2005, through September 30, 2006, were $26.5 million and $8.8 million, respectively.

We expect that restructuring charges will continue to be incurred throughout 2006 and into 2007. As of September 30, 2006, WPI expects to incur additional restructuring costs over the next year relating to the current restructuring plan of between $10.0 million and $15.0 million.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 6 — Investments and Related Matters

Investments consist of the following (in $000s):

	September 30, 2006		December 31, 2005
	Cost	Carrying Value	Cost	Carrying Value
	(Unaudited)
Current Investments:
Trading
Marketable equity and debt securities	$—	$—	$33,301	$39,232
Other investments	—	28,298	—	—
Total current trading	—	28,298	33,301	39,232
Available for Sale
U.S. Government and agency obligations	18,071	18,314	3,346	3,346
Marketable equity and debt securities	965,943	958,485	746,731	746,839
Other investments	37,392	32,101	31,282	31,282
Total current available for sale	1,021,406	1,008,900	781,359	781,467
Total current investments	$1,021,406	$1,037,198	$814,660	$820,699
Non-Current Investments:
Other securities	15,410	15,410	3,035	3,035
Total non-current	$15,410	$15,410	$3,035	$3,035

In the third quarter of 2005, we began using the services of an unaffiliated third party investment manager to manage certain fixed income investments. As of September 30, 2006, $589.5 million had been invested at the discretion of such manager in a diversified portfolio consisting predominantly of short-term investment grade debt securities. Investments managed by the third party investment manager are classified as available for sale securities in the above table.

Securities Sold Not Yet Purchased

As of September 30, 2006 and December 31, 2005, liabilities of $22.1 million (unaudited) and $75.9 million, respectively, had been recorded related to short sales of securities.

Margin Liability on Marketable Securities

As of September 30, 2006 and December 31, 2005, liabilities of $149.0 million (unaudited) and $131.1 million, respectively, had been recorded related to purchases of securities that had been made on margin. The margin liability is secured by the securities we purchased and cannot exceed certain pre-established percentages of the fair market value of the securities collateralizing the liability. If the margin liability exceeds such percentages, we will be subject to a margin call and required to fund the account to return the margin balance to the pre-established percentages of the fair market value of the securities collateralizing the liability.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 7 — Inventories, Net

Inventories, net, relate solely to our Home Fashion segment and consist of the following (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)
Raw materials and supplies	$30,869	$33,083
Goods in process	111,669	100,337
Finished goods	136,985	110,819
	$279,523	$244,239

Note 8 — Trade, Notes and Other Receivables, Net

Trade notes and other receivables, net, consist of the following (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)
Trade receivables — Home Fashion	$156,359	$173,050
Allowance for doubtful accounts — Home Fashion	(8,986)	(8,313)
Other	21,395	33,144
	$168,768	$197,881

Note 9 — Other Current Assets

Other current assets consist of the following (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)
Restricted cash	$43,088	$161,210
Other	78,318	53,650
	$121,406	$214,860

Restricted cash is primarily composed of funds required as collateral for outstanding short sales of securities and derivative positions. Additionally, restricted cash consists of balances for escrow deposits and funds held to collateralize letters of credit.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 10 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
Land	$135,531	$128,195
Buildings and improvements	397,743	301,487
Machinery, equipment and furniture	257,982	271,068
Assets leased to others	126,973	141,997
Construction in progress	95,107	69,669
	1,013,336	912,416
Less accumulated depreciation and amortization	(208,655)	(165,264)
Net property, plant and equipment	$804,681	$747,152

Depreciation and amortization expense related to property, plant and equipment for the three month periods ended September 30, 2006 and 2005 were $14.8 million and $14.3 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the nine month periods ended September 30, 2006 and 2005 were $49.7 million and $28.1 million, respectively.

Note 11 — Other Non-Current Assets

Other non-current assets consist of the following (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)
Deferred taxes	$36,540	$51,659
Deferred finance costs, net of accumulated amortization of $4,547 and $2,819 as of September 30, 2006 and December 31, 2005, respectively	24,319	21,646
Other	3,222	4,401
	$64,081	$77,706

Note 12 — Minority Interests

Minority interests consist of the following (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)
WPI	$197,375	$247,015
Atlantic Coast	63,052	57,584
NEGI	5,911	—
	$266,338	$304,599

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 13 — Long Term Debt

Long-term debt consists of the following (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)

Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$480,000
Senior unsecured 8.125% notes due 2012 — AREP	351,165	350,922
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — ACEP	45,000	—
Borrowings under credit facility — NEG Oil & Gas	300,000	300,000
Mortgages payable	112,298	81,512
Other	3,261	8,387
Total long-term debt	1,506,724	1,435,821
Less current portion, including debt related to assets held for sale	320,813	324,155
	$1,185,911	$1,111,666

Senior unsecured notes restrictions and covenants — AREP

Both issuances of our senior unsecured notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of September 30, 2006, such ratio was less than 1.75 to 1.0. Based on this ratio, we and AREH could have incurred up to approximately $1.5 billion of additional indebtedness.

In addition, both issuances of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended September 30, 2006, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.

The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of September 30, 2006, such ratio was in excess of 1.5 to 1.0.

AREP Senior Secured Revolving Credit Facility

On August 21, 2006, we and American Real Estate Finance Corp. as the Borrowers, and certain of our subsidiaries, as Guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as Administrative Agent, and certain other lender parties. Under the credit agreement, we will be permitted to borrow up to $150.0 million, including a $50 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of September 30, 2006 there were no borrowings under the facility.

Obligations under the credit agreement are guaranteed by and secured by liens on substantially all of the assets of certain of our indirect wholly-owned holding company subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by our wholly-owned holding company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 13 — Long Term Debt – (continued)

Senior secured 7.85% notes due 2012 — ACEP

ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of September 30, 2006, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

ACEP Senior Secured Revolving Credit Facility

Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as Guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of September 30, 2006, the interest rate on the outstanding borrowings under the credit facility was 6.83% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on May 10, 2010. As of September 30, 2006, there were $45.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. As of September 30, 2006, such ratio was less than 1.0 to 1.0. As of September 30, 2006, ACEP was in compliance with each of the covenants.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.

NEG Oil & Gas Senior Secured Revolving Credit Facility

On December 22, 2005, NEG Oil & Gas entered into a credit facility with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lenders. As of September 30, 2006, the interest rate on the outstanding borrowings under the credit facility was 7.38% per annum. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 13 — Long Term Debt – (continued)

Under the credit facility, NEG Oil & Gas will be permitted to borrow up to the lesser of $500.0 million or the borrowing base, which is currently set at $335.0 million. Borrowings under the credit facility are subject to a borrowing base determination based on, among other things, the oil and gas properties of NEG Oil & Gas and its subsidiaries and the reserves and production related to those properties. The borrowing base is subject to semi-annual redeterminations, based on engineering reports to be provided by NEG Oil & Gas by March 31 and September 30 of each year, beginning March 31, 2006. The credit facility has a term of five years and all amounts will be due and payable on December 20, 2010. As of September 30, 2006, NEG Oil & Gas had remaining borrowing availability under the credit facility of $16.9 million representing the borrowing base less $300 million debt outstanding and outstanding letters of credit of $18.1 million.

The credit facility contains covenants that, among other things, restrict the incurrence of indebtedness by NEG Oil & Gas and its subsidiaries, the creation of liens by them, hedging contracts, mergers and issuances of securities by them and distributions and investments by NEG Oil & Gas and its subsidiaries. It also requires NEG Oil & Gas to maintain: (1) a ratio of consolidated total debt to consolidated EBITDA (for the four fiscal quarter periods ending on the date of the consolidated balance sheet used to determine consolidated total debt), as defined, of not more than 3.5 to 1.0; (2) consolidated tangible net worth, as defined, of not less than $240 million, plus 50% of consolidated net income for each fiscal quarter ending after December 31, 2005 for which consolidated net income is positive; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These covenants may have the effect of limiting distributions by NEG Oil & Gas. As of September 30, 2006, NEG Oil & Gas was in compliance with each of the covenants. The restrictions imposed by the NEG Oil & Gas credit facility likely will limit our receiving payments from the operations of our oil and gas properties.

As described in note 4, we and AREH entered into the Letter of Intent with Riata, relating to a potential transaction pursuant to which Riata would acquire NEG Oil & Gas, for approximately $1.519 billion, which would include the assumption or repayment by Riata of outstanding borrowings by NEG Oil & Gas.

Real Estate Mortgages Payable — New Seabury

On June 30, 2006, certain of our indirect subsidiaries engaged in property development and associated resort activities entered into a $32.5 million loan agreement with Textron Financial Corp. The loan is secured by a mortgage on our New Seabury golf course and resort in Mashpee, Massachusetts. The loan bears interest at the rate of 7.96% per annum and matures in five years with a balloon payment due of $30.0 million. Annual debt service payments of $3.0 million are required, which are payable in monthly installment amounts based on a 25 year amortization schedule.

WestPoint Home Secured Revolving Credit Agreement

On June 16, 2006, WestPoint Home, Inc., an indirect wholly-owned subsidiary of WPI, entered into a loan and security agreement with Bank of America, N.A., as Administrative Agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, WestPoint Home will be permitted to borrow on a revolving credit basis up to $250.0 million (subject to a monthly borrowing base calculation) at any one time outstanding, including a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 13 — Long Term Debt – (continued)

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

As of September 30, 2006, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $29.2 million.

Note 14 — Other Income (Expense)

Unaudited other income (expense), net, is comprised of the following (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net realized gains (losses) on sales of marketable securities	$(4,703)	$3,763	$51,573	$8,772
Net realized gains (losses) on securities sold short	15,019	(18,755)	(17,146)	(28,776)
Unrealized gains on marketable securities	9,298	11,016	29,048	14,121
Unrealized gains (losses) on securities sold short	2,555	(19,803)	21,355	(17,516)
Other	272	1,010	3,762	7,071
	$22,441	$(22,769)	$88,592	$(16,328)

Note 15 — Unit Options

On June 29, 2005, we granted 700,000 nonqualified unit options to our then chief executive officer. The option agreement permitted our chief executive officer to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit and vested over a period of eight years. On March 14, 2006, our chief executive officer resigned from that position, became a director and Vice Chairman of the Board of API, and was designated as principal executive officer. These changes in status caused the options to be cancelled in accordance with their terms.

In accordance with SFAS No.123(R) “Share Based Payment”, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million related to the previously unrecognized compensation cost.

Note 16 — Preferred Units

Pursuant to the terms of the preferred units, on February 8, 2006 we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10. The distribution was paid on March 31, 2006 to holders of record as of March 15, 2006. A total of 539,846 additional preferred units were issued. As of September 30, 2006, 11,340,243 preferred units were issued and outstanding. In March 2006, the number of authorized preferred units was increased to 11,400,000.

Note 17 — Earnings Per Limited Partnership Unit

Basic earnings per LP unit are based on earnings attributable to limited partners. Net earnings available for limited partners are divided by the weighted average number of limited partnership units outstanding. Diluted earnings per LP unit are based on earnings before the preferred unit distribution as the numerator with the denominator based on the weighted average number of limited partnership units and equivalent limited partnership units outstanding assuming conversion. The preferred units are considered to be equivalent units.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 17 — Earnings Per Limited Partnership Unit – (continued)

The following table sets forth the computation of basic and diluted earnings per LP units (in 000s, except per unit data) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Attributable to limited partners:
Basic income (loss) from continuing operations	$139	$(25,683)	$21,366	$(20,406)
Add preferred unit distribution(1)	—	—	—	—
Income (loss) before discontinued operations	139	$(25,683)	21,366	(20,406)
Income (loss) from discontinued operations	100,911	(97,190)	198,098	(62,137)
Diluted earnings (loss)	$101,050	$(122,873)	$219,464	$(82,543)
Weighted average LP units outstanding	61,857	61,857	61,857	51,351
Dilutive effect of redemption of preferred LP units(2)	—	—	—	—
Weighted average LP units and equivalent partnership units outstanding	61,857	61,857	61,857	51,351
Basic earnings per LP unit:
Income (loss) from continuing operations	$—	$(0.42)	$0.35	$(0.40)
Income (loss) from discontinued operations	1.63	(1.57)	3.20	(1.21)
Basic earnings (loss):	$1.63	$(1.99)	$3.55	$(1.61)
Diluted earnings per LP unit:
Income (loss) from continuing operations	$—	$(0.42)	$0.35	$(0.40)
Income (loss) from discontinued operations	1.63	(1.57)	3.20	(1.21)
Diluted earnings (loss):	$1.63	$(1.99)	$3.55	$(1.61)

——————

(1)

As their effect would have been anti-dilutive, the adjustment for interest expense associated with the preferred units’ distribution of $1.4 million and $4.1 million for the three and nine months ended September 30, 2006, respectively, and $1.3 million and $3.9 million for the three and nine months ended September 30, 2005, respectively, have been excluded from the calculation of diluted earnings per LP units.

(2)

As their effect would have been anti-dilutive, 2,492,521 and 2,718,245 units for the three and nine months ended September 30, 2006, respectively, and 3,033,870 and 3,595,088 units for the three and nine months ended September 30, 2005, respectively, have been excluded from the weighted average LP units and equivalent partnership units outstanding.

Note 18 — Asset Retirement Obligations – Oil and Gas

Our asset retirement obligations represent expected future costs to plug and abandon our wells, dismantle facilities, and reclamate sites at the end of the related assets’ useful lives.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 18 — Asset Retirement Obligations – Oil and Gas – (continued)

As of September 30, 2006 and December 31, 2005, we had $30.7 million and $24.3 million, respectively, held in various escrow accounts relating to the asset retirement obligations for certain offshore properties, which is included in current assets from discontinued operations held for sale in the consolidated balance sheets. The following table summarizes changes in our asset retirement obligations during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)

Beginning of year	$41,228	$56,524
Add: Accretion	2,112	3,019
Drilling additions	—	2,067
Purchase additions	4,269	—
Less: Revisions	—	(2,813)
Settlements	—	(431)
Dispositions	—	(17,138)
End of period	$47,609	$41,228

Note 19 — Oil and Gas Derivatives

The following is a summary of our commodity price collar agreements as of September 30, 2006:

Type of Contract	Production Month	Volume Per Month	Floor	Ceiling

No cost collars	Oct-Dec 2006	31,000 Bbls	$41.65	$45.25
No cost collars	Oct-Dec 2006	16,000 Bbls	41.75	45.40
No cost collars	Oct-Dec 2006	570,000 MMBTU	6.00	7.25
No cost collars	Oct-Dec 2006	120,000 MMBTU	6.00	7.28
No cost collars	Oct-Dec 2006	500,000 MMBTU	4.50	5.00
No cost collars	Oct-Dec 2006	46,000 Bbls*	60.00	68.50
No cost collars	Jan-Dec 2007	30,000 Bbls	57.00	70.50
No cost collars	Jan-Dec 2007	30,000 Bbls	57.50	72.00
No cost collars	Jan-Dec 2007	930,000 MMBTU	8.00	10.22
No cost collars	Jan-Dec 2007	1,000 Bbls**	65.00	87.40
No cost collars	Jan-Dec 2007	7,000 Bbls**	65.00	86.00
No cost collars	Jan-Dec 2007	330,000 MMBTU**	9.60	12.10
No cost collars	Jan-Dec 2007	100,000 MMBTU**	9.55	12.60
No cost collars	Jan-Dec 2008	46,000 Bbls	55.00	69.00
No cost collars	Jan-Dec 2008	750,000 MMBTU	7.00	10.35
No cost collars	Jan-Dec 2008	9,000 Bbls**	65.00	81.25
No cost collars	Jan-Dec 2008	70,000 MMBTU**	8.75	11.90
No cost collars	Jan-Dec 2008	270,000 MMBTU**	8.80	11.45
No cost collars	Jan-Dec 2009	19,000 Bbls**	65.00	78.50
No cost collars	Jan-Dec 2009	26,000 Bbls**	65.00	77.00
No cost collars	Jan-Dec 2009	330,000 MMBTU**	7.90	10.80
No cost collars	Jan-Dec 2009	580,000 MMBTU**	$7.90	$11.00

——————

*

The Company participates in a second ceiling at $84.50 on the Oct-Dec 2006 46,000 Bbls swap.

* *

In October 2006, our Oil and Gas operating unit settled these commodity agreements for an aggregate proceeds to us of $17.6 million.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 19 — Oil and Gas Derivatives – (continued)

In connection with the potential transaction pursuant to the Letter of Intent with Riata, NEG Oil & Gas is will be required to terminate its remaining derivatives contracts and would be entitled to any benefit or responsible for any liability with respect to the terminated derivatives.

We record derivative contracts as assets or liabilities in the consolidated balance sheet at fair value. As of September 30, 2006 and December 31, 2005, these derivatives were recorded as an asset of $29.9 million (including a current asset of $14.2 million) and a liability of $85.9 million (including a current liability of $68.0 million), respectively. The assets or liabilities are included in assets and liabilities of discontinued operations held for sale, respectively. We have elected not to designate any of these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses are included in oil and gas revenues.

Note 20 — Segment Reporting

Through the second quarter of 2006, we maintained the following six reportable segments: (1) Oil and Gas; (2) Gaming; (3) Rental Real Estate; (4) Property Development; (5) Associated Resort Activities and (6) Home Fashion. Our three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheets and statements of operations.

As described in Note 4, on September 7, 2006, we and AREH entered into the Letter of Intent with Riata, relating to a potential transaction pursuant to which Riata would acquire all of our oil and gas operations. As a result, our Oil and Gas operations are now classified as discontinued operations and thus are not considered a reportable segment of our continuing operations. We now maintain the five remaining reportable segments.

We assess and measure segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations. As discussed above, the terms of financings for the Gaming, Home Fashion and Resorts segments impose restrictions on their ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 20 — Segment Reporting – (continued)

The revenues and net segment operating income for each of the reportable segments of our continuing operations are summarized as follows for the three and nine months ended September 30, 2006 and 2005 (in $000s) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Gaming, net	$99,732	$81,781	$278,801	$246,128
Real Estate:
Rental real estate	3,803	3,617	11,284	11,035
Property development	19,914	11,518	69,150	34,257
Resort operations	9,355	8,905	22,533	21,596
Total real estate	33,072	24,040	102,967	66,888
Home Fashion	240,456	183,627	721,094	183,627
Total revenues	$373,260	$289,448	$1,102,862	$496,643
Net segment operating income (loss):
Gaming	$9,400	$14,280	$42,704	$52,077
Real Estate:
Rental real estate	2,416	2,485	7,909	7,664
Property development	2,028	930	15,313	2,218
Resort operations	1,229	1,068	883	285
Total real estate earnings	5,673	4,483	24,105	10,167
Home Fashion	(24,347)	(5,090)	(110,644)	(5,090)
Total segment operating income (loss)	(9,274)	13,673	(43,835)	57,154
Holding Company costs(1)	(4,113)	(2,715)	(19,093)	(10,924)
Total operating income	(13,387)	10,958	(62,928)	46,230
Interest expense	(27,776)	(24,706)	(79,151)	(70,391)
Interest income	11,536	10,633	35,764	35,383
Other income (expense), net	22,441	(22,769)	88,592	(16,328)
Income tax expense	(1,546)	(3,469)	(10,123)	(13,418)
Minority interests	8,874	2,416	49,646	2,416
Income (loss) from continuing operations	$142	$(26,937)	$21,800	$(16,108)

——————

(1)

Holding Company costs include general and administrative expenses and acquisition costs of the holding company. General and administrative expenses of the segments are included in their respective operating expenses in the accompanying statements of earnings (in $000’s).

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 20 — Segment Reporting – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Depreciation and amortization (D&A) by segment:
Gaming	$7,442	$5,771	$19,800	$16,444
Real Estate:
Rental real estate	549	722	1,463	1,752
Property development	130	—	302	—
Resort operations	831	854	2,448	2,952
Total real estate	1,510	1,576	4,213	4,704
Home Fashion	6,293	6,934	26,191	6,934
D&A in operating expenses	15,245	14,281	50,204	28,082
Amortization in interest expense	1,402	538	3,418	1,577
Total D&A for continuing operations	$16,647	$14,819	$53,622	$29,659

	September 30, 2006	December 31, 2005
	(Unaudited)	(Restated)
Assets (in $000’s):
Gaming	$569,010	$469,776
Real Estate	379,466	415,361
Home Fashion	637,837	750,281
Subtotal	1,586,313	1,635,418
Assets of discontinued operations held for sale	1,304,988	1,177,397
Reconciling items(2)	1,212,013	1,153,647
Total assets	$4,103,314	$3,966,462

——————

(2)

Reconciling items relate principally to cash and investments of the Holding Company.

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Capital expenditures for continuing operations (in $000’s):
Gaming	$28,681	$20,993
Rental Real Estate	34	—
Hotel and resort operating properties	1,581	2,063
Home Fashion	4,916	1,131
	$35,212	$24,187

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 21. Income Taxes

Our subsidiaries recorded the following income tax expense attributable to continuing operations for their taxable subsidiaries for the three and nine months ended September 30, 2006 and 2005 (in $000s) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current	$(1,031)	$(3,672)	$(9,979)	$(7,011)
Deferred	(515)	203	(144)	(6,407)
	$(1,546)	$(3,469)	$(10,123)	$(13,418)

Our effective income tax rate was (21.5%) and (13.4%) for the three months ended September 30, 2006 and 2005, respectively. Our effective income tax rate was (57.1%) and (262.8%) for the nine months ended September 30, 2006 and 2005, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is principally due to income or losses from partnership entities in which taxes are the responsibility of the partners, and losses incurred by WPI for which no tax benefit was recognized.

The Company accounts for income tax assets and liabilities in accordance with SFAS No. 109 which requires a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of June 30, 2006, management determined that the realization of certain deferred tax assets of NEGI and Atlantic Coast was not more likely than not and, as such, provided a valuation allowance against those deferred tax assets. However, during the three months ended September 30, 2006, based on various factors including the expected gain to be realized on the probable sale of the Atlantic City gaming properties and of the oil and gas operations, the Company determined that it was more likely than not that most of the deferred tax assets will be realized. Accordingly, the valuation allowance for these assets was reversed. This reversal resulted in a credit of approximately $37.0 million to the income tax expense included in income from discontinued operations.

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

GB Holdings Litigation

On October 13, 2006, the Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, Inc., or GBH, was granted standing by the Bankruptcy Court to commence litigation in the name of GBH against us, ACE, Atlantic Coast and other entities affiliated with Carl C. Icahn as well as the directors of GBH. The claims the Committee intends to bring include a challenge to the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE, a wholly owned subsidiary of Atlantic Coast. The transaction also resulted in the exchange by certain holders, including us, of $110 million principal amount of GBH’s 11% notes due 2005 for $110 million principal amount of Atlantic Coast 3% senior secured convertible notes due 2008, or the 3% notes, and the issuance to the holders of GBH’s common stock of an aggregate of 10,000,000 warrants allowing the holders to purchase from Atlantic Coast, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of Atlantic Coast common stock.

In May 2005, we acquired approximately 58.3% of the outstanding shares of Atlantic Coast common stock by converting $28.8 million principal amount of the 3% notes into 1,898,181 shares of Atlantic Coast common stock and exercising warrants to acquire 1,133,284 shares of Atlantic Coast common stock.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 22. Commitments and Contingencies – (continued)

On September 7, 2006, as majority holder of the 3% notes, we elected to cause the conversion of the $37.5 million remaining outstanding principal amount of the 3% notes into shares of Atlantic Coast common stock. Prior to such conversion, we held $35.1 million of the 3% notes and, as a result of the conversion, we received 2,314,990 shares of Atlantic Coast common stock. The other 3% notes were held by third parties, are no longer outstanding and entitle the holders thereof to receive an aggregate of 153,894 shares of Atlantic Coast common stock. As of September 30, 2006, we owned 6,344,074, or approximately 67.6%, of the outstanding shares of Atlantic Coast common stock on a fully diluted basis and GBH owned 2,882,938 shares of Atlantic Coast common stock, or approximately 30.7% of such stock, on a fully diluted basis. We also own approximately 77.5% of the outstanding shares of GBH common stock. The Committee has filed an objection to the allowance of our claims against GBH. The Bankruptcy Court has placed the consideration of the Committee’s Proposed Plan of Liquidation and Disclosure Statement in abeyance until the resolution of the proposed litigation.

We cannot predict the outcome of the GBH Bankruptcy proceedings or the potential impact on us.

WPI Litigation

In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, other than 5,250,000 shares of common stock that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of common stock of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay entered by the Bankruptcy Court. We have filed a notice of appeal of the remand order and an objection to the motion to lift the stay. We also intend to appeal the prior order of the District Court that modified and vacated portions of the original sale order as entered by the Bankruptcy Court. A hearing on the appeals of the remand order and the motion to lift the stay was held by the District Court on October 19, 2006. As of the date hereof, no decision has been issued and the stay remains in effect.

We currently own approximately 67.7% of the outstanding shares of common stock of WPI. As a result of the District Court’s order and the proceedings on remand, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the results and balance sheet of WPI as of September 30, 2006 and for the period from the date of acquisition through September 30, 2006. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than as presented as of September 30, 2006 and December 31, 2005 and for the periods then ended.

We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006

Note 23. Subsequent Events

On October 25, 2006, AREH, NEG Oil & Gas and NEGI, our majority owned subsidiary, entered into an agreement pertaining to the possible purchase of NEGI’s membership interest in NEG Holding LLC, or NEG Holding. NEG Oil & Gas is the owner of 50.01% of NEGI’s common stock and the managing membership interest in NEG Holding. NEGI’s sole material asset is its membership interest in NEG Holding. Pursuant to the Operating Agreement of NEG Holding, NEG Oil & Gas has the right at any time to purchase, or to cause NEG Holding to purchase, NEGI’s interest in NEG Holding for an amount equal to the fair market value of NEGI’s interest in NEG Holding determined as if NEG Holding had sold all of its assets for fair market value and liquidated.

Pursuant to the agreement, if the transactions contemplated by the Letter of Intent with Riata are completed and NEG Oil & Gas exercises the redemption right under the NEG Holding Operating Agreement, NEGI would transfer its membership interest in NEG Holding to NEG Oil & Gas or one of its affiliates and NEG Oil & Gas would cause to be delivered to NEGI a payment of approximately $261.1 million, which the parties agree is the amount owed to NEGI for its interest in NEG Holding pursuant to the NEG Holding Operating Agreement. The payment would be adjusted to take into consideration the accrual of interest, after November 1, 2006, on NEGI’s 10.75% senior notes due 2007.

Declaration of Distribution on Depositary Units

On November 3, 2006, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on our depositary units in the fourth quarter of 2006 consistent with the distribution policy adopted in 2005. The distribution will be paid on November 28, 2006 to depositary unitholders of record at the close of business on November 14, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

1.

Overview

2.

Discontinued Operations

3.

Results of Operations

•

Consolidated Financial Results

•

Gaming

•

Real Estate

•

Home Fashion

•

Holding Company

4.

Liquidity and Capital Resources

•

Consolidated Financial Results

•

Gaming

•

Real Estate

•

Home Fashion

5.

Certain Trends and Uncertainties

Overview

American Real Estate Partners, L.P., or AREP, is a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Gaming, Real Estate, and Home Fashion. In addition, we are in the process of divesting our Oil and Gas operating unit and our Atlantic City Gaming property.

Our primary business strategy is to continue to grow and enhance the value of our businesses. We may also seek to acquire additional businesses that are distressed or in out-of-favor industries and will consider the divestiture of businesses. In addition, we invest our available liquidity in debt and equity securities with a view to enhancing returns as we continue to assess further acquisitions of operating businesses.

We own a 99% limited partnership interest in AREH. AREH and its subsidiaries hold our investments and substantially all of our operations are conducted through AREH and its subsidiaries. API owns a 1% general partnership interest in both us and AREH, representing an aggregate 1.99% general partnership interest in us and AREH. API is owned and controlled by Carl C. Icahn. As of September 30, 2006, affiliates of Mr. Icahn beneficially owned approximately 90% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units.

In addition to our Gaming, Real Estate and Home Fashion operating units, we discuss the Holding Company. The Holding Company includes the unconsolidated results of AREH and AREP, and investment activity and expenses associated with the activities of a holding company.

Discontinued Operations

As discussed in Note 4 to the consolidated financial statements, on September 3, 2006, we entered into an agreement with Pinnacle pursuant to which Pinnacle agreed to acquire all of the outstanding membership interests in ACE, which owns The Sands, and 100% of the equity interests in certain subsidiaries of AREH which own parcels of real estate adjacent to The Sands including the Traymore site. We own, through subsidiaries, approximately 67.6% of Atlantic Coast, which owns 100% of ACE. The Official Committee of Unsecured Creditors of GBH is challenging the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE, a wholly owned subsidiary of Atlantic Coast. See Part II, “Other Information”, Item 1 “Legal Proceedings” and Item 1A “Risk Factors.”

On September 7, 2006, we and AREH entered into the Letter of Intent with Riata with respect to a potential transaction pursuant to which Riata would acquire all of the issued and outstanding membership interests of our indirect wholly owned subsidiary, NEG Oil & Gas.

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” For further discussion, see Note 4 of the notes to our consolidated financial statements.

Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during 2006 and, accordingly, certain amounts in the statements of operations and cash flows for the three and nine months ended September 30, 2005 have been reclassified to conform to the current classification of properties.

As described above, certain of our operating units are classified as discontinued operations. Total revenues and net income of discontinued operations for the three months ended September 30, 2006 were $178.4 million and $103.0 million, respectively, as compared to total revenues and net loss of $43.6 million and $99.2 million for the same period in 2005, respectively. Total revenues and net income of discontinued operations for the nine months ended September 30, 2006 were $458.4 million and $202.1 million, respectively, as compared to total revenues and net loss of $217.4 million and $73.1 million for the 2005 period, respectively. See Note 4 of the notes to the consolidated financial statements for further information.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 were:

•

Reclassification of the operating results of our Oil and Gas operating unit and Atlantic City gaming property to discontinued operations as a result of the anticipated sales of those businesses in the fourth quarter of 2006;

•

Income from discontinued operations increased to $103.0 million in the 2006 period as compared to losses from discontinued operations in the 2005 period of $99.2 million, primarily as a result of:

•

Unrealized oil and gas derivative gains in 2006 of  $58.3 million compared to unrealized oil and gas derivative losses of $79.8 million in 2005; and

•

$37.0 million of income tax benefits recorded in the 2006 period as a result of the reversal of deferred tax valuation allowances for our oil and gas and Atlantic City gaming operations;

•

Net realized and unrealized gains on investments of $22.2 million in the 2006 period compared to net realized and unrealized losses on investments of $23.8 million in the 2005 period; and

•

Operating losses of $24.3 million from our Home Fashion segment, of which $3.3 million relates to restructuring costs consisting primarily of continuing costs of closing plants, the effect of which on net earnings was offset in part by $8.9 million attributable to the minority interests’ share in WPI’s losses.

The key factors affecting our financial results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 were:

•

Reclassification of the operating results of our Oil and Gas operating unit and Atlantic City gaming property to discontinued operations as a result of the anticipated sale of those businesses in the fourth quarter of 2006;

•

Income from discontinued operations increased to $202.1 million in the 2006 period as compared to losses from discontinued operations in the 2005 period of $73.1 million, primarily as a result of:

•

Unrealized oil and gas derivative gains in 2006 of $115.9 million compared to unrealized oil and gas derivative losses of $111.6 million in 2005; and

•

$37.0 million of income tax benefits recorded in the 2006 period as a result of the reversal of deferred tax valuation allowances for our oil and gas and Atlantic City gaming operations.

•

An increase in operating income of $13.1 million from Real Estate property development, attributable primarily to $38.0 million of additional sales at our New Seabury, Massachusetts and Westchester, New York properties;

•

Net realized and unrealized gains on investments of $84.8 million in the 2006 period, compared to net realized and unrealized losses on investments of $23.4 million in the 2005 period;

•

Operating losses of $110.6 million from our Home Fashion segment, of which $33.6 million relates to restructuring costs consisting primarily of impairment charges in connection with the closing of plants, the effect of which on net earnings was offset in part by $49.6 million relating to the minority interests’ share in WPI’s losses; and

•

An increase in Holding Company costs of $8.2 million, principally due to a $6.2 million non-cash compensation charge related to the cancellation of unit options, as well as higher legal and professional fees.

Consolidated Financial Results

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Revenues for the third quarter of 2006 increased by $83.8 million, or 29.0%, as compared to the third quarter of 2005. This increase reflects the inclusion of WPI, which we acquired in August 2005, for the entire third quarter of 2006 (an increase of $56.8 million), and increases in revenue of $18.0 million from Gaming and $9.0 million from Real Estate.

Operating loss for the third quarter of 2006 was $13.4 million, as compared to operating income of $11.0 million for the third quarter of 2005. This change resulted primarily from the inclusion of operating losses from WPI of $24.3 million, of which $3.3 million relates to restructuring costs, and a decrease in operating income from Gaming of $4.9 million.

Interest expense for the third quarter of 2006 increased by $3.1 million, or 12.4%, as compared to the third quarter of 2005. This increase is primarily due to an increase in borrowings under credit facilities and margin interest expense incurred in the Holding Company’s investment brokerage accounts. Other income was $22.4 million for the third quarter of 2006 as compared to other expenses of $22.8 million for the third quarter of 2005. The $45.2 million change resulted primarily from net realized and unrealized gains on investments.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Revenues for the first nine months of 2006 increased by $606.2 million, or 122.1%, as compared to the first nine months of 2005. This increase reflects the increase of $537.5 million of revenues from WPI in 2006 and increases in revenue of $32.7 million from Gaming and $36.1 million from Real Estate.

Operating loss for the first nine months of 2006 was $62.9 million as compared to operating income of $46.2 million for the first nine months of 2005. This change is primarily attributable to the inclusion of $110.6 million of operating losses for WPI, of which $33.6 million relates to restructuring costs, and an increase in Holding Company costs of $8.2 million. The effect of operating losses from WPI on our net earnings are offset, in part, by $49.6 million attributable to the WPI minority interests’ share of such losses. Operating income for the first nine months of 2006 from Real Estate increased by $13.9 million.

Interest expense for the first nine months of 2006 increased by $8.8 million, or 12.4%, as compared to the first nine months of 2005. This increase includes a full nine months in 2006 of interest on the $480 million principal amount of senior notes issued on February 7, 2005, an increase in borrowings under credit facilities, as well as margin interest expense incurred in the holding company’s investment brokerage accounts. Other income (expense), net increased by $104.9 million from the prior period, primarily reflecting net realized and unrealized gains on investments.

Gaming

Our Gaming segment consists of our four gaming properties in Nevada: the Stratosphere, Arizona Charlie’s Boulder and Arizona Charlie’s Dacatur in Las Vegas and the Aquarius in Laughlin. As described above, operating results for The Sands are now classified as discontinued operations and thus are excluded from the results of our continuing Gaming operations. As disclosed in Note 3 to our consolidated financial statements, we acquired the Aquarius on May 19, 2006. Net revenues and operating loss for the Aquarius through September 30, 2006 were $32.4 million and $2.2 million, respectively. Net revenues and operating income for the Aquarius have decreased from the prior period, when it was operated as a division of Caesars Entertainment, primarily due to disruptions to the gaming floor related to construction, upgrading its casino floor with new slot machines and the implementation of new marketing programs intended to change the Aquarius’ customer mix. These amounts are included in the table below with the heading “Including Aquarius”. The results of operations discussed below refer to our gaming properties excluding the results of the Aquarius.

The following table summarizes the key operating data for the continuing operations of our gaming segment for the periods indicated (in $000s) (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Including Aquarius	Excluding Aquarius		Including Aquarius	Excluding Aquarius
	2006	2006	2005	2006	2006	2005

Revenues:
Casino	$56,466	$42,198	$45,195	$156,074	$134,240	$136,715
Hotel	19,698	15,356	14,976	55,759	49,225	46,481
Food and beverage	22,166	17,925	17,524	60,514	53,989	52,492
Tower, retail and other income	9,689	8,791	9,360	27,308	25,832	26,785
Gross revenues	108,019	84,270	87,055	299,655	263,286	262,473
Less promotional allowances	8,287	5,630	5,274	20,854	16,842	16,345
Net revenues	99,732	78,640	81,781	278,801	246,444	246,128
Expenses:
Casino	21,738	16,125	15,856	57,261	48,689	47,156
Hotel	9,591	7,197	7,183	24,342	21,036	20,050
Food and beverage	16,211	12,986	13,489	44,276	39,251	38,823
Tower, retail and other income	4,663	3,928	3,913	12,676	11,448	11,625
Selling, general and administrative	30,687	21,756	21,289	77,742	63,546	59,953
Depreciation and amortization	7,442	6,034	5,771	19,800	17,584	16,444
Total costs and expenses	90,332	68,026	67,501	236,097	201,554	194,051
Operating income	$9,400	$10,614	$14,280	$42,704	$44,890	$52,077

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues

Gross revenues decreased to $84.3 million, or by 3.2%, from the third quarter of 2006 compared to $87.1 million for the third quarter of 2005. This decrease was primarily due to a decrease in casino revenues as discussed below.

Casino revenues decreased to $42.2 million, or by 6.6%, for the third quarter of 2006 compared to $45.2 million for the third quarter of 2005. This decrease was primarily due to a decrease in slot revenue due to reduced coin in, caused by increases in the price of gas, which adversely affects automobile traffic to Las Vegas, construction disruption at the Stratosphere, and the entrance of a new competitor in the locals market. For the three months ended

September 30, 2006, slot machine revenues were $35.1 million and table game revenues were $5.8 million, compared to $37.2 million and $6.1 million, respectively, for the three months ended September 30, 2005. Other casino revenues were $1.3 million and $1.9 million for the three months ended September 30, 2006 and 2005, respectively.

Non-casino revenues increased to $42.1 million, or by 0.5%, for the third quarter of 2006 compared to $41.9 million for the third quarter of 2005. Hotel revenues increased by $0.4 million as a result of increased occupancy and room rates. Food and beverage revenues increased to $17.9 million for the period, from $17.5 million due to an increase in average check partially offset by reduced covers. Tower, retail and other revenues decreased 6.1% to $8.8 million for the period, compared to $9.4 million for the third quarter of 2005 due to a reduction in tower revenues because of the removal of the roller coaster.

Promotional allowances increased to $5.6 million, or by 6.8%, for the third quarter of 2006, from $5.3 million for the third quarter of 2005. Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.3% for the three months ended September 30, 2006 from 11.7% for the three months ended September 30, 2005. This increase was primarily due to increased marketing promotions, primarily at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.

Operating Expenses

Casino operating expenses increased to $16.1 million, or by 1.7%, for the third quarter of 2006, compared to $15.9 million for the third quarter of 2005. This increase was primarily due to higher participation expenses and labor costs.

Non-casino operating expenses decreased to $24.1 million, or by 2.0%, for the third quarter of 2006 compared to $24.6 million for the third quarter of 2005. The decrease was primarily due to a decrease in food and beverage labor costs and food costs as a result of decreased covers.

Selling, general and administrative expenses increased to $21.8 million, or by 2.2% for the third quarter of 2006 compared to $21.3 million for the third quarter of 2005. The increase was primarily due to an increase in marketing expenses and utility costs.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues

Gross revenues increased to $263.3 million, or by 0.3%, for the first nine months of 2006 compared to $262.5 million for the first nine months of 2005. The increase was primarily due to increases in hotel and food beverage revenues offset in part by a 1.8% reduction in casino revenues.

Casino revenues decreased to $134.2 million, or by 1.8%, for the first nine months of 2006 compared to $136.7 million for the first nine months of 2005. This decrease was primarily due to a decrease in slot revenue due to a decrease in coin in, caused by increases in the price of gas, which adversely affects automobile traffic to Las Vegas, construction disruption at the Stratosphere, and Arizona Charlie’s Boulder and the entrance of a new competitor in the locals market. For the nine months ended September 30, 2006, slot machine revenues were $109.3 million, or 81.4% of casino revenues, and table game revenues were $19.2 million, or 14.3% of casino revenues, compared to $111.2 million and $18.7 million, respectively, for the nine months ended September 30, 2005. Other casino revenues were $5.7 million and $6.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Non-casino revenues increased to $129.1 million, or by 2.6%, for the first nine months of 2006 compared to $125.8 million for the first nine months of 2005. Hotel revenues increased by $2.7 million as a result of increased occupancy and room rates. Food and beverage revenues increased to $54.0 million, or by 2.9%, from $52.5 million, due to an increase in average check partially offset by a decrease in the number of covers. Tower, retail and other revenues decreased to $25.8 million, or by 3.6%, from $26.8 million, primarily due to a reduction in tower revenues because of the removal of the roller coaster.

Promotional allowances increased to $16.8 million, or by 3.0%, for the first nine months of 2006 compared to $16.3 million for the first nine months of 2005. Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.6% for the nine months ended September 30, 2006 from 12.0% for the nine months ended September 30, 2005.

Operating Expenses

Casino operating expenses increased to $48.7 million, or by 3.3%, for the first nine months of 2006 compared to $47.2 million for the first nine months of 2005. This increase was primarily due to increased participation expense and labor costs.

Non-casino operating expenses increased to $71.7 million, or by 1.9%, for the first nine months of 2006 compared to $70.5 million for the first nine months of 2005. The increase was primarily due to higher costs as a result of increased hotel occupancy.

Selling, general and administrative expenses increased to $63.5 million, or by 6.0%, for the first nine months of 2006 compared to $60.0 million for the first nine months of 2005. The increase was primarily due to increases in payroll and marketing expenses.

Real Estate

Our real estate activities comprise three segments: rental real estate, property development, and associated resort activities. The following table summarizes the key operating data for the three segments for the periods indicated (in $000s) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues:
Rental real estate:
Interest income on financing leases	$1,671	$1,780	$5,122	$5,547
Rental income	2,132	1,837	6,162	5,488
Property development	19,914	11,518	69,150	34,257
Resort operations	9,355	8,905	22,533	21,596
Total revenues	33,072	24,040	102,967	66,888
Operating expenses:
Rental real estate	1,387	1,132	3,375	3,371
Property development	17,886	10,588	53,837	32,039
Resort operations	8,126	7,837	21,650	21,311
Total expenses	27,399	19,557	78,862	56,721
Operating income	$5,673	$4,483	$24,105	$10,167

Rental Real Estate

We market portions of our commercial real estate portfolio for sale. Unaudited sale activity was as follows (in $000s, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Properties sold	8	—	16	11
Proceeds received (costs incurred)	$9,194	$(6)	$17,521	$48,314
Mortgage debt repaid	—	—	—	$10,702
Total gain (loss) recorded	$4,901	$(6)	$6,460	$15,838
Gain recorded in operations	—	—	—	$186
Gain (loss) recorded in discontinued operations(1)	$4,901	$(6)	$6,460	$15,652

——————

(1)

A gain of $5.7 million on the sale of resort properties was recognized in the nine months ended September 30, 2005 in addition to gains on the rental portfolio.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues increased to $3.8 million, or by 5.1%, in the third quarter of 2006 from $3.6 million in the third quarter of 2005. The increase was primarily attributable to leasing of previously vacant space. Operating expenses increased to $1.4 million, or by 22.5%, in the third quarter of 2006 from $1.1 million in the third quarter of 2005. Leasing costs and property expenses increased primarily due to the rental of previously vacant space and transfer, taxes associated with the AREP credit facility.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues increased to $11.3 million, or by 2.3%, in the third quarter of 2006 from $11.0 million in the third quarter of 2005. Increased rents in 2006 were partially offset by increased financing lease amortization and the sale of a financing lease property in 2005.

Operating expenses were $3.4 million in both the nine months ended September 30, 2006 and 2005.

Property Development

Property development sales activity was as follows (in $000s except unit data) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Units sold
New Seabury, Massachusetts	3	—	33	1
Grand Harbor/Oak Harbor, Florida	5	3	13	14
Falling Waters, Florida	28	19	37	66
Westchester, New York	3	3	9	6
	39	25	92	87
Revenues
New Seabury, Massachusetts	$2,286	$—	$32,671	$423
Grand Harbor/Oak Harbor, Florida	2,843	2,147	9,287	8,820
Falling Waters, Florida	6,891	3,696	9,152	12,764
Westchester, New York	7,894	5,675	18,040	12,250
	$19,914	$11,518	$69,150	$34,257

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues increased to $19.9 million, or by 72.9%, in the third quarter of 2006 from $11.5 million in the third quarter of 2005. This increase was due to an increase in the number and prices of units sold.

Operating expenses increased to $17.9 million, or by 68.9%, in the third quarter of 2006 from $10.6 million in the third quarter of 2005. Operating expenses increased due to an increase in the number and costs of units sold.

In the third quarter of 2006, we sold 39 units at an average price of $510,615 with a profit margin of 10.2%. In the third quarter of 2005, we sold 25 units at an average price of $460,720 with a profit margin of 8.1%.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues increased to $69.2 million, or by 101.9%, in the nine months ended September 30, 2006 from $34.3 million in the same period in 2005. This increase was due to an increase in the number and prices of units sold.

Operating expenses increased to $53.8 million, or by 68%, in the nine months ended September 30, 2006 from $32.0 million in the same period in 2005. Operating expenses increased due to an increase in the number and costs of units sold.

In the nine months ended September 30, 2006, we sold 92 units at an average price of $751,630 with a profit margin of 22.1%. In the nine months ended September 30, 2005, we sold 87 units at an average price of $393,759 with a profit margin of 6.5%.

The primary driver of our increased property development sales and profits was the approval of the development of our New Seabury resort property located in Cape Cod, Massachusetts. Based on current contracts, we expect that property development sales and profits should increase in the fourth quarter compared to the third quarter of 2006. However, due to the current residential/vacation real estate slowdown, our property development sales and profits are expected to decline in 2007 from current levels.

Resort Activities

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenues increased to $9.4 million, or by 5.1%, in the third quarter of 2006 from $8.9 million in the third quarter of 2005 primarily attributable to increased club dues.

Operating expenses increased to $8.1 million, or by 3.7%, from $7.8 million in the third quarter of 2005.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenues increased to $22.5 million, or by 4.3%, in the nine months ended September 30, 2006 from $21.6 million in the nine months ended September 30, 2005, primarily attributable to increased club dues.

Operating expenses increased to $21.7 million, or by 1.6%, from $21.3 million in the nine months ended September 30, 2005.

Home Fashion

WPI, through its indirect wholly-owned subsidiary, WestPoint Home, Inc., is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI also operates 32 retail outlet stores that sell home fashion products consisting principally of products manufactured by WPI. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.

A recent court order may result in our ownership of WPI being reduced to less than 50%. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than those presented as of September 30, 2006 and for the period then ended. See Note 22 of the notes to the consolidated financial statements.

Results of Operations

Summarized statement of operations for the three and nine months ended September 30, 2006 is as follows (in $000s) (unaudited):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenues	$240,456	$721,094
Costs and expenses:
Cost of sales	222,265	674,847
Selling, general and administrative	39,190	123,205
Restructuring and impairment charges	3,348	33,686
Total costs and expenses	264,803	831,738
Operating loss	$(24,347)	$(110,644)

On August 8, 2005, WPI completed the acquisition of substantially all of the assets of WPS. Operating results for WPI are included with AREP’s results beginning as of August 8, 2005. Prior to August 8, 2005, WPI had no material assets or operations. Net revenues and operating loss for the period August 8, 2005 through September 30, 2005 were $183.6 million and $5.1 million, respectively. As the periods ended September 30, 2006 and 2005 are not comparable, the discussion of operating results below refers to the three and nine months ended September 30, 2006 only.

Three months ended September 30, 2006

Net sales for the third quarter of 2006 were $240.5 million. Bed product revenues were $149.5 million and bath product revenues were $71.8 million. Other sales, consisting primarily of sales from WPI’s retail outlet stores, were $19.2 million. Total depreciation expense for the period was $6.3 million, of which $4.8 million was included in cost of sales and $1.5 million was included in selling, general and administrative expenses.

Gross earnings before selling, general and administrative expenses for the period were $18.2 million and reflect a gross profit margin of 7.6%. Gross margins during the third quarter were negatively impacted by the carrying costs of certain U.S. based manufacturing facilities scheduled to be closed during 2006 and 2007. Selling, general and administrative expenses were $39.2 million for the period and represented 16.3% of net sales.

Total expenses for the period include $3.3 million of restructuring charges (of which approximately $0.2 million relates to severance costs and $3.1 million relates to continuing costs of closed plants).

Nine months ended September 30, 2006

Net sales for the nine months ended September 30, 2006 were $721.1 million. Bed product revenues were $420.3 million and bath product revenues were $246.7 million. Other sales, consisting primarily of sales from WPI’s retail outlet stores were $54.1 million. Total depreciation for the period was $26.2 million, of which $21.1 million was included in cost of sales and $5.1 million was included in selling, general and administrative expenses.

Gross earnings before selling, general and administrative expenses for the period were $46.2 million and reflect a gross profit margin of 6.4%. Gross margins during the period were negatively impacted by the carrying costs of certain U.S. based manufacturing facilities scheduled to be closed during 2006 and 2007. Selling, general and administrative expenses were $123.2 million for the period and as a percentage of net sales represent 17.1%.

Total expenses for the period include $26.5 million of non-cash impairment charges related to the fixed assets of plants that have been or will be closed and $7.1 million of restructuring charges (of which approximately $1.5 million relates to severance and $5.6 million relates to continuing costs of closed plants).

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

Holding Company

Investment Activities

The Holding Company invests a portion of its available liquidity in predominantly short-term fixed income instruments managed by a third party investment manager to achieve a targeted quarterly return in excess of LIBOR. Other Holding Company investments include investments in debt and equity-related securities based upon management’s view that the Company will, over time, achieve an above average rate of return. For the third quarter and first nine months of 2006, we had significant realized and unrealized gains and losses from several positions, including short positions and activity relating to derivative instruments.

General and Administrative Expenses

General and administrative expenses related to the Holding Company are principally related to payroll and legal and other professional fees and general expenses of the Holding Company.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

General and administrative costs increased $2.1 million, or by 107.9%, to $4.1 million in the third quarter of 2006, as compared to $2.0 million in the third quarter of 2005 due largely to higher legal and professional fees.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

General and administrative costs increased $12.3 million, or by 179.8%, to $19.1 million in the first nine months of 2006, as compared to $6.8 million in the first nine months of 2005 due largely to the impact of a compensation charge related to the cancellation of options ($6.2 million) and higher legal and professional fees.

On June 29, 2005, we granted 700,000 nonqualified unit options to our chief executive officer. The option agreement permitted our chief executive officer to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit and vested over a period of eight years. On March 14, 2006, our chief executive officer resigned from that position, became a director and Vice Chairman of the Board of API, and was designated to be principal executive officer. These changes in status caused the options to be cancelled in accordance with their terms. In accordance with SFAS 123(R) Share Based Payment, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million related to the previously unrecognized compensation cost.

Interest Income and Expense

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Interest expense increased to $27.8 million, or by 12.4%, during the third quarter of 2006 as compared to $24.7 million in the third quarter of 2005. This increase is primarily attributable to the margin interest expense incurred in the Holding Company’s brokerage accounts and additional borrowings at ACEP. Interest income increased to $11.5 million as compared to $10.6 million in the 2005 period due to higher interest earned on cash balances during the period.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Interest expense increased to $79.2 million, or by 12.4%, during the nine months ended September 30, 2006 as compared to $70.4 million in the nine months ended September 30, 2005. This increase reflects higher borrowing levels in 2006 as a result of the issuance of the $480 million principal amount of senior notes in February 2005 and additional borrowings at ACEP. Interest income was consistent with the prior period due to higher interest earned on cash balances during the period, offsetting $5.1 million earned on WestPoint Home’s secured bank debt in the first nine months of 2005.

Other Income (Expense), net

See Note 14 of the notes to the consolidated financial statements for details of Other Income (Expense).

Minority Interests

Minority interest increased by $6.5 million and $47.2 million for the three and nine months ended September 30, 2006, respectively, compared to the comparable periods in the prior year, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Effective Income Tax Rate

Our effective income tax rate was (22.5%) and (13.4%) for the three months ended September 30, 2006 and 2005, respectively. Our effective income tax rate was (57.1%) and (262.8%) for the nine months ended September 30, 2006 and 2005, respectively. The difference between the effective tax rate and the statutory federal rate of 35% is principally due to income or losses from partnership entities in which taxes are the responsibility of the partners and losses incurred by WPI for which no tax benefit was recognized.

During the nine months ended September 30, 2006 and 2005, we paid $12.3 million and $3.0 million in income taxes, respectively.

Seasonality

The results of operations for Resort operations, Property Development operations and Home Fashion are seasonal in nature. Results for Rental Real Estate are generally not seasonal. Generally, our Nevada gaming and entertainment properties are not affected by seasonal trends. However, we tend to have increased customer flow in the fourth quarter of the year. Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to February. Sales activity for our Property Development operations in Cape Cod and New York typically peak in late summer and remain active in the fall and spring months while in Florida our peak selling season is during the winter months. The Home Fashion segment experiences its peak sales season in the fall.

Liquidity and Capital Resources

Consolidated Financial Results

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. The sale of our Oil and Gas operating unit and Atlantic City gaming properties, if consummated, will result in significant increases in our liquid assets; however, there can be no assurance that the sales will occur. As we continue to make significant investments in our operating businesses, we will reduce the liquid assets at AREP and AREH to fund those businesses. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of loans, dividends, distributions or otherwise.

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, the notes issued by our indirect wholly-owned subsidiary, ACEP, contain restrictions on dividends and distributions and loans to us, as well as on other transactions with us. ACEP, WPI and the resort operations at our New Seabury development each also have financing agreements that have the effect of restricting dividends, distributions and other transactions with us. These agreements may preclude our receiving payments from our subsidiaries which account for a significant portion of our revenues and cash flows. We may enter into similar agreements for other segments or subsidiaries. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt will be limited.

In May 2004, we issued $353.0 million principal amount of 8.125% senior notes due 2012. In February 2005, we issued $480.0 million principal amount of 7.125% senior notes due 2013. In August 2006, we entered into a credit agreement pursuant to which we will be permitted to borrow up to $150.0 million. As of September 30, 2006, there were no borrowings under the facility. See “Borrowings” below for additional information concerning credit facilities for our subsidiaries.

As of September 30, 2006, the Holding Company had a cash and cash equivalents balance of $84.1 million, short-term investments of $1.03 billion (of which $589.5 million was invested in short-term fixed-income securities) and total debt of $831.2 million, which primarily relates to the senior unsecured notes.

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

Cash Flows

Net cash provided by continuing operating activities was $66.7 million for the first nine months of 2006 as compared to net cash provided by continuing operating activities of $22.8 million in the first nine months of 2005. The change in cash provided by continuing operations for the nine months ended September 30, 2006 was due to an increase in cash generated from operating activities, primarily related to trading securities and changes in various working capital asset categories. Our cash and cash equivalents and investments in marketable equity and debt securities increased by $49.5 million at September 30, 2006, from December 31, 2005, primarily due to an increase in cash related to trading securities and proceeds from long term debt of $94.3 million, offset in part by capital expenditures of $35.2 million and the acquisition of the Aquarius.

We are continuing to pursue the purchase of assets, including assets that may not generate positive cash flow, are difficult to finance or may require additional capital, such as properties for development, non-performing loans, securities of companies that are undergoing or that may undergo restructuring, and other companies that are in need of capital. All of these activities require us to maintain a strong capital base and liquidity.

Borrowings

Long-term debt consists of the following (in $000s):

	September 30, 2006	December 31, 2005
	(Unaudited)
Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$480,000
Senior unsecured 8.125% notes due 2012 — AREP	351,165	350,922
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — ACEP	45,000	-
Borrowings under credit facility — NEG Oil & Gas	300,000	300,000
Mortgages payable	112,298	81,512
Other	3,261	8,387
Total long-term debt	1,506,724	1,435,821
Less current portion, including debt related to assets held for sale	320,813	324,155
	$1,185,911	$1,111,666

Senior unsecured notes restrictions and covenants — AREP

Both issuances of our senior unsecured notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of September 30, 2006, such ratio was less than 1.75 to 1.0. Based on this ratio, we and AREH could have incurred up to approximately $1.5 billion of additional indebtedness.

In addition, both issuances of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended September 30, 2006, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.

The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of September 30, 2006, such ratio was in excess of 1.5 to 1.0.

AREP Senior Secured Revolving Credit Facility

On August 21, 2006, we and American Real Estate Finance Corp. as the Borrowers, and certain of our subsidiaries, as Guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as Administrative Agent, and certain other lender parties. Under the credit agreement, we will be permitted to borrow up to $150.0 million, including a $50 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of September 30, 2006 there were no borrowings under the facility.

Obligations under the credit agreement are guaranteed by and secured by liens on substantially all of the assets of certain of our indirect wholly-owned holding company subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by our wholly-owned holding company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.

Senior secured 7.85% notes due 2012 — ACEP

ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of September 30, 2006, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50 million under credit facilities, non-recourse financing of up to $15 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

ACEP Senior Secured Revolving Credit Facility

Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as Guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of September 30, 2006, the interest rate on the outstanding borrowings under the credit facility was 6.83% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on May 10, 2010. As of September 30, 2006, there were $45.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. As of September 30, 2006, this ratio was less than 1.0 to 1.0. As of September 30, 2006, ACEP was in compliance with each of the covenants.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our principal hotel and gaming properties.

NEG Oil & Gas Senior Secured Revolving Credit Facility

On December 22, 2005, NEG Oil & Gas entered into a credit facility with Citicorp USA, Inc., as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lenders. As of September 30, 2006, the interest rate on the outstanding borrowings under the credit facility was 7.38% per annum. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.

Under the credit facility, NEG Oil & Gas will be permitted to borrow up to the lesser of $500.0 million or the borrowing base, which is currently set at $335.0 million. Borrowings under the credit facility are subject to a borrowing base determination based on, among other things, the oil and gas properties of NEG Oil & Gas and its subsidiaries and the reserves and production related to those properties. The borrowing base is subject to semi-annual redeterminations, based on engineering reports to be provided by NEG Oil & Gas by March 31 and September 30 of each year, beginning March 31, 2006. The credit facility has a term of five years and all amounts will be due and payable on December 20, 2010. As of September 30, 2006, NEG Oil & Gas had remaining borrowing availability under the credit facility of $16.9 million representing the borrowing base less $300 million debt outstanding and outstanding letters of credit of $18.1 million.

The credit facility contains covenants that, among other things, restrict the incurrence of indebtedness by NEG Oil & Gas and its subsidiaries, the creation of liens by them, hedging contracts, mergers and issuances of securities by them and distributions and investments by NEG Oil & Gas and its subsidiaries. It also requires NEG Oil & Gas to maintain: (1) a ratio of consolidated total debt to consolidated EBITDA (for the four fiscal quarter periods ending on the date of the consolidated balance sheet used to determine consolidated total debt), as defined, of not more than 3.5 to 1.0; (2) consolidated tangible net worth, as defined, of not less than $240 million, plus 50% of consolidated net income for each fiscal quarter ending after December 31, 2005 for which consolidated net income is positive; and (3) a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. These covenants may have the effect of limiting distributions by NEG Oil & Gas. As of September 30, 2006, NEG Oil & Gas was in compliance with each of the covenants. The restrictions imposed by the NEG Oil & Gas credit facility likely will limit our receiving payments from the operations of our oil and gas properties.

As described in Note 4 of the notes to the consolidated financial statements, we and AREH entered into the Letter of Intent with Riata, relating to a potential transaction pursuant to which Riata would acquire NEG Oil & Gas, for approximately $1.519 billion, which would include the assumption or repayment by Riata of outstanding borrowings by NEG Oil & Gas under the credit facility.

Real Estate Mortgages Payable — New Seabury

On June 30, 2006, certain of our indirect subsidiaries engaged in property development and associated resort activities entered into a $32.5 million loan agreement with Textron Financial Corp. The loan is secured by a mortgage on our New Seabury golf course and resort in Mashpee, Massachusetts. The loan bears interest at the rate of 7.96% per annum and matures in five years with a balloon payment due of $30.0 million. Annual debt service payments of $3.0 million are required, which are payable in monthly installment amounts based on a 25 year amortization schedule.

WestPoint Home Secured Revolving Credit Agreement

On June 16, 2006, WestPoint Home, Inc., an indirect wholly-owned subsidiary of WPI, entered into a loan and security agreement with Bank of America, N.A., as Administrative Agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, WestPoint Home will be permitted to borrow on a revolving credit basis up to $250.0 million (subject to a monthly borrowing base calculation) at any one time outstanding, including a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

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

As of September 30, 2006, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $29.2 million.

Quarterly Distribution

On August 7, 2006, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on our depositary units in the third quarter of 2006 consistent with the distribution policy adopted in 2005. The distribution was paid on September 5, 2006 to depositary unitholders of record at the close of business on August 21, 2006. On November 3, 2006, the Board of Directors voted to approve management’s recommendation to pay a dividend of $0.10 per depositary unit in the fourth quarter of 2006. The distribution will be paid on November 28, 2006 to depositary unit holders of record at the close of business on November 14, 2006.

The payment of future distributions will be determined by the Board of Directors quarterly. There can be no assurance as to whether or in what amounts any future distributions might be paid.

Contractual Commitments

As of September 30, 2006, other than the increase in long-term debt in our gaming and real estate segments totaling $94.3 million and the changes noted below relating to our oil and gas derivative contracts, there were no other material changes in our contractual obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to those reported in our Form 10-K, as amended, filed with the Securities and Exchange Commission on March 31, 2006.

Derivative Obligations

As discussed in Note 19 of the notes to the consolidated financial statements, NEG’s current derivative position as of September 30, 2006 is an asset of $29.9 million as compared to derivative obligations of $85.9 million as of December 31, 2005. The fair value of the derivative contracts that mature in less than a year is $14.2 million. The amount, if any, that we will be required to pay or collect with respect to any contract will be determined at the maturity date and may vary from the fair value as reported at this time depending on market prices for oil and gas and the stated contract terms. In connection with the potential transaction pursuant to the Letter of Intent with Riata, NEG Oil & Gas is required to terminate its remaining derivatives contracts and would be entitled to the benefit or be responsible for any liability with respect to the derivatives that are terminated.

Off Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

Segment Liquidity and Capital Resources

Gaming

For the nine months ended September 30, 2006, net cash provided by Gaming operating activities (including the operations of the Aquarius) totaled approximately $41.8 million compared to approximately $45.3 million for the nine months ended September 30, 2005. The change in cash provided by operating activities was attributable to the decrease in net income from $25.3 million for the nine months ended September 30, 2005 to $18.9 million for the nine months ended September 30, 2006, and the operating losses incurred by the Aquarius following its acquisition in May 2006.

Our primary source of cash from our Gaming Operating Unit is from the operation of our properties. At September 30, 2006, we had cash and cash equivalents of $56.0 million In addition to cash from operations, cash is available to us, if necessary, under ACEP’s senior secured revolving credit facility entered into by ACEP, as borrower, and certain of ACEP’s subsidiaries, as guarantors. In May 2006, ACEP entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to it complying with financial and other covenants. ACEP borrowed the maximum amount available under the facility in order to fund its acquisition of the Aquarius. At September 30, 2006, ACEP had outstanding borrowings under the senior secured revolving credit facility of $45.0 million and availability of $15.0 million.

ACEP’s primary use of cash during the nine months ended September 30, 2006 was for the acquisition of the Aquarius as described below, operating expenses, capital spending and to pay interest on our 7.85% senior secured notes, which mature in 2012, with interest payments due February 1 and August 1 of each year, and to repay borrowings and interest under ACEP’s senior secured revolving credit facility. ACEP’s capital spending was approximately $28.7 million, including improvements to the Aquarius, and $21.0 million for the nine months ended September 30, 2006 and 2005, respectively. ACEP has estimated its 2006 capital spending at its existing Las Vegas facilities at approximately $25.8 million.

ACEP funded the acquisition of the Aquarius with existing cash and borrowings of $60.0 million, by using its senior secured revolving credit facility. ACEP intends to fund the planned capital improvements with existing cash and cash flow from operations. The purchase price, including direct acquisition costs for the Aquarius, was approximately $114.0 million. ACEP currently estimates the cost of the improvements to be approximately $40.0 million through 2008, and has expended approximately $12.1 million through September 30, 2006, which is included in the amounts above. The capital improvement plan includes replacing slot machines, refurbishment of the casino, upgraded technologies, hotel renovations, signage and various other improvements.

ACEP believes operating cash flows will be adequate to meet its anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. However, additional financing, if needed, may not be available, or if available, the financing may not be on terms favorable to ACEP. ACEP’s estimates of its reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Real Estate

Our real estate operations generate cash through rentals and leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

Real estate development activities require a significant use of funds. With our renewed development activity at New Seabury and Grand Harbor, it is expected that cash expenditures over the next year will approximate $50 million. Such amounts will be funded through advances from our existing cash reserves and then from unit sales and, to the extent such proceeds are insufficient, by AREP from available cash.

Home Fashion

For the first nine months of 2006, our Home Fashion segment had a negative cash flow from operations of $62.7 million. Such negative cash flow was principally due to ongoing restructuring efforts and changes in working capital. As discussed above, we expect to continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout 2006 and 2007.

At September 30, 2006, the Home Fashion segment had approximately $51.0 million of unrestricted cash and cash equivalents. On June 16, 2006, WPI’s operating subsidiary, WestPoint Home, entered into a $250.0 million senior secured revolving credit facility from Bank of America, N.A. with an expiration date of June 15, 2011. With the senior credit facility in place, funds totaling approximately $31.5 million previously required to cash collateralize letters of credit were returned to WPI. The borrowing availability under the senior credit facility is subject to a monthly borrowing base calculation less outstanding loans, letters of credit and other reserves under the facility. At September 30, 2006, WPI had unused borrowing availability of approximately $174.7 million resulting from a calculated borrowing base of $228.9 million, less an availability block of $25.0 million and outstanding letters of credit of approximately $29.2 million. The senior credit facility imposes various operating and financial restrictions on WPI and its subsidiaries. These restrictions include limitations on indebtedness, liens, asset sales, transactions with affiliates, acquisitions, mergers, capital expenditures, dividends and investments. Borrowing under the senior credit facility will be used for general business purposes including restructuring and international expansion.

Capital expenditures by WPI were $4.9 million for the period January 1, 2006 through September 30, 2006. Capital expenditures for the remainder of 2006 are expected to total approximately $7.4 million. Investments in a joint venture by WPI were $12.4 million for the period January 1, 2006 through September 30, 2006. WPI may expend additional amounts in connection with further potential joint ventures and acquisitions, and such amounts may be significant.

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

Certain Trends and Uncertainties

We have in the past and may in the future make forward looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Risk Factors in our annual report on Form 10-K, as amended, for the year ended December 31, 2005, and Risk Factors set forth in Part II, Item 1A of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates, equity prices and derivatives. Reference is made to Part II, Item 7A of Form 10-K/A for the year ended December 31, 2005 that we filed with the Securities and Exchange Commission on March 31, 2006 for disclosures relating to interest rates and our equity prices. As of September 30, 2006 there have been no material changes in the market risks in these two categories. The following addresses our market risks associated with commodity price risks.

Our Home Fashion and Oil and Gas operating units selectively use commodity futures contracts, forward purchase commodity contracts, option contracts and price “collars” primarily to reduce the risk of changes to cotton and oil and gas prices. The Holding Company currently holds derivative instruments for trading purposes.

See Note 19 of the notes to the consolidated financial statements for details on our commodity price collar agreements.

Item 4. Controls and Procedures

As of September 30, 2006, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s and our subsidiaries’ disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon such evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the first nine months of 2006, we continued to implement processes to address a significant deficiency in our consolidation process noted by management in 2004 during its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. These processes include the implementation and testing of our new accounting and consolidation program and continuing to retain the services of an independent consultant to evaluate the effectiveness of our internal controls. We continue to monitor the progress of our subsidiaries in implementing processes to correct any significant deficiencies noted in their disclosure and control procedures.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GB Holdings

On October 13, 2006, the Official Committee of Unsecured Creditors, or the Committee, of GB Holdings, Inc., or GBH, was granted standing by the Bankruptcy Court to commence litigation in the name of GBH against us, ACE, Atlantic Coast and other entities affiliated with Carl C. Icahn as well as the directors of GBH. The claims the Committee intends to bring include a challenge to the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE, a wholly owned subsidiary of Atlantic Coast. The transaction also resulted in the exchange by certain holders, including us, of $110 million principal amount of GBH’s 11% notes due 2005 for $110 million principal amount of the 3% Notes and the issuance to the holders of GBH’s common stock of an aggregate of 10,000,000 warrants allowing the holders to purchase from Atlantic Coast, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of Atlantic Coast common stock.

In May 2005, we acquired approximately 58.3% of the outstanding shares of Atlantic Coast common stock by converting $28.8 million principal amount of the 3% notes into 1,898,181 shares of Atlantic Coast common stock and exercising warrants to acquire 1,133,284 shares of Atlantic Coast common stock.

On September 7, 2006, as majority holder of the 3% notes, we elected to cause the conversion of the $37,458,000 in outstanding principal amount of the 3% notes into shares of Atlantic Coast common stock. Prior to such conversion, we held $35,124,000 of the 3% notes and, as a result of the conversion, we received 2,314,990 shares of Atlantic Coast common stock. The other 3% notes were held by third parties, are no longer outstanding and entitle the holders thereof to receive an aggregate of 153,894 shares of Atlantic Coast common stock. As of September 30, 2006, we owned 6,344,074, or approximately 67.6%, of the outstanding shares of Atlantic Coast common stock on a fully diluted basis and GBH owned 2,882,938 shares of Atlantic Coast common stock, or approximately 30.7% of such stock, on a fully diluted basis. We also own approximately 77.5% of the outstanding shares of GBH common stock. The Committee has filed an objection to the allowance of our claims against GBH. The Bankruptcy Court has placed the consideration of the Committee’s Proposed Plan of Liquidation and Disclosure Statement in abeyance until the resolution of the proposed litigation.

We cannot predict the outcome of the GBH Bankruptcy proceedings or the potential impact on us.

WPI Litigation

In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, other than 5,250,000 shares of common stock that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of common stock of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay entered by the Bankruptcy Court. We have filed a notice of appeal of the remand order and an objection to the motion to lift the stay. We also intend to appeal the prior order of the District Court that modified and vacated portions of the original sale order as entered by the Bankruptcy Court. A hearing on the appeals of the remand order and the motion to lift the stay was held by the District Court on October 19, 2006 but as of the date hereof no decision has been issued and the stay remains in effect.

We currently own approximately 67.7% of the outstanding shares of common stock of WPI. As a result of the District Court’s order and the proceedings on remand, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the results and balance sheet of WPI as of September 30, 2006 and for the period from the date of acquisition through September 30, 2006. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than as presented as of September 30, 2006 and December 31, 2005 and for the periods then ended.

We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

Item 1A. Risk Factors

In addition to the risk factors set forth below, the discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, and amended on March 31, 2006, which describe various risks and uncertainties to which we are or may become subject. This report is available, without charge, on our website, http://www.arep.com/investor.shtml as soon as reasonably practicable after they are filed electronically with the SEC. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Creditors of GBH have been granted the right to pursue claims against us, Atlantic Coast and ACE Gaming.

On October 13, 2006, the Committee of GBH was granted standing by the Bankruptcy Court to commence litigation in the name of GBH against us, ACE, Atlantic Coast and other entities affiliated with Carl C. Icahn, as well as the directors of GBH. The claims the Committee intends to bring include a challenge to the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE, a wholly owned subsidiary of Atlantic Coast. The transaction also resulted in the exchange by certain holders, including us, of $110 million principal amount of GBH’s 11% notes due 2005 for $110 million principal amount of the 3% notes, and the issuance to the holders of GBH’s common stock of an aggregate of 10,000,000 warrants allowing the holders to purchase from Atlantic Coast, at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of Atlantic Coast common stock.

In May 2005, we acquired approximately 58.3% of the outstanding shares of Atlantic Coast common stock by converting $28.8 million principal amount of the 3% notes into 1,898,181 shares of Atlantic Coast common stock and exercising warrants to acquire 1,133,284 shares of Atlantic Coast common stock.

On September 7, 2006, as majority holder of the 3% notes, we elected to cause the conversion of the $37,458,000 in outstanding principal amount of the 3% notes into shares of Atlantic Coast common stock. Prior to such conversion, we held $35,124,000 of the 3% notes and, as a result of the conversion, we received 2,314,990 shares of Atlantic Coast common stock. The other 3% notes were held by third parties, are no longer outstanding and entitle the holders thereof to receive an aggregate of 153,894 shares of Atlantic Coast common stock. As of September 30, 2006, we owned 6,344,074, or approximately 67.6%, of the outstanding shares of Atlantic Coast common stock on a fully diluted basis and GBH owned 2,882,938 shares of Atlantic Coast common stock, or approximately 30.7% of such stock, on a fully diluted basis. We also own approximately 77.5% of the outstanding shares of GBH common stock. The Committee has filed an objection to the allowance of our claims against GBH. The Bankruptcy Court has placed the consideration of the Committee’s Proposed Plan of Liquidation and Disclosure Statement, in abeyance until the resolution of the proposed litigation.

We cannot predict the outcome of the GBH Bankruptcy proceedings or the potential impact on us.

A recent court order may result in our ownership of WPI being reduced to less than 50%. Uncertainties arising from this decision may adversely affect WPI’s operations and prospects and the value of our investment in it.

In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the bankruptcy court order pursuant to which we acquired our ownership of a majority of the common stock of a newly formed company, WPI. WPI acquired substantially all of the assets of WPS. On April 13, 2006, the Bankruptcy Court entered a remand order which provides, among other things, that all of the shares and rights to acquire shares of WPI issued to us and the other first lien lenders or held in escrow pursuant to court order constituted “replacement collateral”, other than 5,250,000 shares that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of WPI now outstanding. According to the remand order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the remand order pending its appeal. The other first lien lenders have filed a notice of appeal of the remand order, and have filed a motion with the District Court to lift the stay and no order has been entered by the District Court on that motion. A hearing on the appeals of the remand order and the motion to lift the stay was held on October 19, 2006 but as of the date hereof no decision has been issued and the stay remains in effect.

We currently own approximately 67.7% of the outstanding shares of common stock of WPI. As a result of the District Court’s order and the proceedings on remand, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the results and balance sheet of WPI as of September 30, 2006 and December 31, 2005 and for the period from the date of acquisition through September 30, 2006. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than as presented as of September 30, 2006 and December 31, 2005 and for the periods then ended.

We cannot guarantee that we will be able to recover our investment made in connection with the acquisition of the Aquarius and we may have difficulties combining the operations of the Aquarius with our existing operations.

On May 19, 2006, our wholly-owned subsidiary, AREP Laughlin, acquired the Aquarius from affiliates of Harrah’s for approximately $114.0 million, including working capital.

We currently plan to spend approximately $40.0 million through 2008 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Aquarius. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company. We may not be able to combine successfully the operations of the Aquarius with our existing operations. There are a large number of systems that must be integrated including management information, purchasing, accounting and finance, sales, billing and payroll and benefits. The integration of the Aquarius into our existing operations also will require significant attention from management, possibly reducing its ability to focus on other operations or projects. Any delays or increased costs of combining could adversely affect us and disrupt our operations.

Net revenues and operating income for the Aquarius have decreased from the prior period, when it was operated as a division of Caesars Entertainment, primarily due to disruptions to the gaming floor related to construction, upgrading of facilities and the implementation of new marketing programs intended to change the Aquarius’ customer mix. We expect that the current construction program will be substantially complete this year. However, the decrease in the Aquarius’ results has adversely affected the results of our Gaming segment for the three and nine months ended September 30, 2006 and likely will have an adverse effect on results of our Gaming segment through the end of the year.

The anticipated benefits from the acquisition of the Aquarius are based on projections and assumptions, including anticipated benefits from our program to upgrade and refurbish the facilities, the first phase of which, the upgrade of the casino’s floor with new slot machines, is expected to be completed this year. As a result, we cannot be certain that we will realize the anticipated benefits.

Operating results for our Gaming segment for the nine months ended September 30, 2006 have been adversely affected by a number of factors that have affected and may continue to affect results in 2006.

For the nine months ended September 30, 2006, net income for our Gaming segment decreased. We attribute this decrease to a number of factors, including, but not limited to, increases in gas prices, which affect traffic to Las Vegas and Laughlin, disruption from construction at the Stratosphere and the Aquarius and Arizona Charlie’s Boulder, the entrance of a new competitor in the market served by Arizona Charlie’s Decatur and decreased net revenues and operating income at the Aquarius. These factors have affected and may continue to affect our gaming segment’s operating results in 2006.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REAL ESTATE PARTNERS, L.P.

	By:	American Property Investors, Inc., its general partner

	By:	/s/ JON WEBER
Jon Weber President

	By:	/s/ HILLEL MOERMAN
Date: November 8, 2006		Hillel Moerman Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBITS INDEX

Exhibit No.	Description

Exhibit 10.1

Credit Agreement, dated as of August 21, 2006, among American Real Estate Partners, L.P. and American Real Estate Finance Corp. as the Borrowers, certain subsidiaries of the Borrowers from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and Bear Stearns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on August 25, 2006).

Exhibit 10.2

Pledge and Security Agreement, dated as of August 21, 2006, among AREP Home Fashion Holdings LLC, American Casino & Entertainment LLC, AREP New Jersey Land Holdings LLC, AREP Oil & Gas Holdings LLC and AREP Real Estate Holdings LLC, collectively as the AREH Subsidiary Guarantors, and Bear Stearns Corporate Lending Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 1-9516), filed on August 25, 2006).

Exhibit 10.3

Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among American Real Estate Partners, L.P., American Real Estate Holdings Limited Partnership and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

Exhibit 10.4

Acquisition Agreement, dated September 3, 2006, by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC and Mitre Associates LLC (incorporated by reference to Exhibit 10.1 to Form 8-K
(SEC File No. 1-9516), filed on September 8, 2006).

Exhibit 10.5

Stockholders Agreement, dated as of September 3, 2006, among Pinnacle Entertainment, Inc., American Real Estate Holdings Limited Partnership and AREP Sands Holding, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.