Form 10-K
period 2006-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2007-03-06
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-9516
______________
AMERICAN REAL ESTATE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3398766
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
767 Fifth Avenue, Suite 4700
New York, New York 10153
(Address of principal executive office)(Zip Code)
(212) 702-4300
(Registrant’s telephone number, including area code)
______________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Depositary Units Representing Limited Partner Interests 5% Cumulative Pay-in-Kind Redeemable Preferred Units	New York Stock Exchange
Representing Limited Partner Interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of depositary units held by nonaffiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $253,019,078.
The number of depositary and preferred units outstanding as of the close of business on March 1, 2007 was 61,856,830 and 11,340,243, respectively.

PART I
Item 1. Business
Introduction
American Real Estate Partners, L.P., or AREP, is a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company engaged in a variety of businesses including Gaming, Real Estate and Home Fashion. In addition, we invest a portion of our available liquidity in debt and equity securities with a view towards enhancing returns as we continue to assess further acquisitions of operating businesses. Our primary business strategy is to maximize value for our unitholders. We may also seek to acquire additional businesses that are distressed or in out-of-favor industries and will consider divestiture of businesses.
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
As of March 1, 2007, affiliates of Mr. Icahn beneficially owned 55,655,382 depositary units representing AREP limited partnership interests, or the depositary units, representing approximately 90.0% of the outstanding depositary units, and 9,813,346 cumulative pay-in-kind redeemable preferred units, representing AREP limited partnership interests, or the preferred units, representing approximately 86.5% of the outstanding preferred units. See Item 12. Security Ownership of Certain Beneficial Owners and Management.
Business Strategy
We believe that our core strengths include:
•
operating and investing in our core businesses;
•
increasing value through management, financial or other operational changes;
•
identifying and acquiring undervalued assets and businesses, often through the purchase of distressed securities;
•
managing complex legal, regulatory or financial issues which may include bankruptcy or insolvency; and
•
realizing significant returns on assets.
Our business strategy includes the following:
Enhance Value of Existing Businesses. We continually evaluate our operating businesses with a view to maximizing their value to us. In each of our businesses, we place senior management with the expertise to run their businesses and give them operating objectives that they must achieve. We may make additional investments in a business segment to improve the performance of their operations.
Invest Capital to Grow Existing Operations or Add New Operating Platforms. Our management team has extensive experience in identifying, acquiring and developing undervalued businesses or assets. We may look to make acquisitions of assets or operations that complement our existing operations. We also may look to add new operating platforms by acquiring businesses or assets directly or establishing an ownership position through the purchase of debt or equity securities of troubled entities and may then negotiate for the ownership or effective control of their assets.
Enhance Returns on Assets. We continually look for opportunities to enhance returns on both liquid and operating assets. We may seek to unlock value by selling all or a part of a business segment.

Key Company Developments
Background
In furtherance of our strategy, we assembled our oil and gas operations in a number of acquisitions beginning in 2001, including significant acquisitions in 2005 and smaller add-on acquisitions in 2006.
In May 2006, we enhanced the value of our Atlantic City gaming operations by acquiring additional land adjacent to The Sands Hotel and Casino, which was operated by our majority-owned subsidiary, Atlantic Coast Entertainment Holdings, Inc. In connection with the Atlantic City acquisition we also acquired the Aquarius Hotel and Casino in Laughlin, Nevada.
During the fourth quarter of 2006, we completed the sales of our oil and gas operations and our Atlantic City gaming operations. These sales resulted in a gain of approximately $663.7 million.
Sale of Atlantic City Gaming Operations
On November 17, 2006, our indirect majority-owned subsidiary, Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, ACE Gaming LLC, or ACE, a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Coast which owns The Sands Hotel and Casino in Atlantic City, AREH, and certain other entities owned by or affiliated with AREH completed the sale to Pinnacle Entertainment, Inc. of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of AREH which owned parcels of real estate adjacent to The Sands, including 7.7 acres of land adjacent to The Sands known as the Traymore site. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of AREH for subsidiaries which owned the Traymore site and the adjacent properties. $50.0 million of the purchase price paid to Atlantic Coast was deposited into escrow pending satisfaction of certain conditions, including the resolution of claims by certain creditors of GB Holdings, Inc., or GBH. On February 22, 2007, we resolved these claims. All issues relating to GBH have now been resolved. See Item 3. Legal Proceedings.
Sale of Oil and Gas Operations
On November 21, 2006, we sold all of the issued and outstanding membership interests of our indirect wholly-owned subsidiary, NEG Oil & Gas LLC, or NEG Oil & Gas, to SandRidge Energy, Inc., formerly Riata Energy, Inc., for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued at $18 per share at the date of closing, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas. The purchase price is subject to post-closing adjustment based on the amounts of net working capital and cash balances of NEG Oil & Gas.
On November 21, 2006, National Energy Group, Inc., or NEGI, our majority-owned subsidiary, sold its membership interest in NEG Holding LLC to NEG Oil & Gas for approximately $260.8 million. NEG Oil & Gas owned the managing membership interest in NEG Holding LLC, which constituted all of the membership interests in NEG Holding LLC other than those held by NEGI. Of the amount paid to NEGI, $149.6 million was used to repay the NEGI 10.75% senior notes due 2007, including principal and accrued interest, all of which was held by us. We continue to hold a 50.01% interest in NEGI. On February 15, 2007, NEGI paid a one-time cash dividend on its outstanding stock of $3.31 per share, or approximately $37.0 million, approximately $18.5 million of which was paid to us.
Agreement to Acquire Lear Corporation
On February 9, 2007, we entered into an agreement and plan of merger pursuant to which we would acquire Lear Corporation for aggregate consideration of approximately $5.2 billion, including the assumption of debt. Lear is a leading global supplier of automotive interior systems and components with 2006 net sales of $17.8 billion. Lear’s business is focused on providing complete seat systems, electronic products and electrical distribution systems and other products. Our agreement with Lear permits Lear to solicit proposals from other potential purchasers for 45 days after the signing of the agreement, until March 26, 2007, after which Lear may continue discussions with any party that has made a bona fide acquisition proposal and respond to unsolicited acquisition proposals until Lear’s stockholders approve the transaction with us.

Consummation of the merger is subject to various conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of Lear, antitrust approvals, and other customary closing conditions. Mr. Icahn beneficially owns approximately 15.8% of Lear’s outstanding common stock.
On February 8, 2007, our subsidiary, AREP Car Holdings Corp., entered into a commitment letter with Bank of America, N.A., and Banc of America Securities LLC, pursuant to which Bank of America will act as the initial lender under two senior secured credit facilities in an aggregate principal amount of $3.6 billion, consisting of a $1.0 billion senior secured revolving facility and a $2.6 billion senior secured term loan B facility. The credit facilities, along with cash on hand, are intended to refinance and replace Lear’s existing credit facilities and to fund the transactions contemplated by the merger. We intend to fund approximately $1.4 billion of the purchase price from our cash and cash equivalents and investments. See Item 3. Legal Proceedings.
Proposals to Acquire American Railcar and Philip Services
Mr. Icahn has proposed that we acquire his interests in American Railcar, Inc. and Philip Services Corporation. Two committees, one consisting of two independent directors and the other of three independent directors of our board, have been formed to consider the proposals. No agreement has been reached as to price or terms. Any acquisition would be subject to, among other things, the negotiation, execution and closing of a definitive agreement and the receipt of a fairness opinion. American Railcar is a publicly traded company that is primarily engaged in the business of manufacturing covered hoppers and tank railcars. Philip Services is an industrial services company that provides industrial outsourcing, environmental services and metal services to major industry sectors throughout North America.
Possible Refinancing, Recapitalization or Sale of Gaming Operations
In furtherance of our strategy to maximize value for our unitholders and in light of favorable market conditions, we are currently evaluating alternatives for refinancing, recapitalizing or selling our Gaming segment.
Key Financing Developments
ACEP Senior Secured Revolving Credit Facility
Effective May 11, 2006, American Casino & Entertainment Properties LLC, or ACEP, and certain of ACEP’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties, amending and restating the credit agreement entered into in January 2004. Under the amended credit agreement, ACEP’s credit line was increased to up to $60.0 million. ACEP’s obligations under the credit agreement are secured by first liens on substantially all of the assets of ACEP and its subsidiaries and all outstanding amounts will be due and payable on May 10, 2010. As of December 31, 2006, ACEP had outstanding borrowings of $40.0 million with an interest rate of 6.85% per annum. The borrowings were incurred to finance a portion of the purchase price of the Aquarius Casino Resort in Laughlin, Nevada.
WestPoint Home Secured Revolving Credit Agreement
On June 16, 2006, WestPoint Home, Inc., an indirect wholly-owned subsidiary of our majority-owned subsidiary, WestPoint International, Inc., or WPI, entered into a $250.0 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment. As of December 31, 2006, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $40.1 million.

New Seabury Real Estate Mortgage
On June 30, 2006, certain of our indirect subsidiaries engaged in property development and associated resort activities entered into a $32.5 million loan agreement with Textron Financial Corp. The loan is secured by a mortgage on our New Seabury golf course and resort in Mashpee, Massachusetts. The loan bears interest at the rate of 7.96% per annum and matures in five years with a balloon payment due of $30.0 million. Annual debt service payments of $3.0 million are required, which are payable in monthly installment amounts based on a 25-year amortization schedule.
AREP Senior Secured Revolving Credit Facility
On August 21, 2006, we and American Real Estate Finance Corp., or AREP Finance, as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the credit agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. Our obligations are guaranteed by and secured by liens on substantially all of the assets of certain of our indirect wholly-owned holding company subsidiaries. All amounts outstanding under the credit agreement will be due and payable on August 21, 2010. As of December 31, 2006, there were no borrowings under the agreement.
WestPoint International Preferred Stock Purchase
On December 20, 2006, pursuant to a subscription and standby commitment agreement, we purchased from WPI 1,000,000 shares of Series A-1 Preferred Stock and 1,000,000 shares of Series A-2 Preferred Stock, for an aggregate purchase price of $200.0 million. WPI used a portion of the proceeds to acquire manufacturing facilities in Bahrain, creating WestPoint Home (Bahrain) WLL, in furtherance of WPI’s initiatives to provide lower cost manufacturing capability.
AREP Senior Notes Offering
On January 16, 2007, we and AREP Finance issued $500.0 million principal amount of 7 1/8% senior notes due 2013. The notes were issued pursuant to an indenture dated February 7, 2005, among us, as issuer, AREP Finance, as co-issuer, AREH, as Guarantor, and Wilmington Trust Company, as trustee. The notes were issued by us at 99.5% of principal amount or at a 0.5 % discount, and the amount paid to us included accrued interest from August 15, 2006 through the issue date. The notes have a fixed annual interest rate of 7 1/8% per annum, which will be paid every six months on February 15 and August 15 commencing on February 15, 2007. The notes will mature on February 15, 2013.
Gaming
We currently own and operate gaming properties in Las Vegas and Laughlin, Nevada. In May 2006, we acquired the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada and, in November 2006, we sold The Sands Hotel and Casino in Atlantic City, New Jersey.
Our four Nevada gaming properties are operated through our wholly-owned subsidiary, American Casino & Entertainment Properties LLC, or ACEP. Our Las Vegas properties are the Stratosphere Casino Hotel & Tower, or the Stratosphere, which is located on the Las Vegas Strip and caters to visitors to Las Vegas, and two off-Strip casinos, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, which cater primarily to residents of Las Vegas and the surrounding communities. The Stratosphere is one of the most recognized landmarks in Las Vegas and our two Arizona Charlie’s properties are well-known casinos in their respective marketplaces.
Our fourth property is the Aquarius, in Laughlin, Nevada. The Aquarius is the largest hotel in Laughlin. It is located on the Colorado River and caters to tourists seeking a gaming and entertainment destination.
Stratosphere Casino Hotel & Tower.The Stratosphere owns approximately 34 acres located at the northern end of the Las Vegas Strip of which approximately 17 acres is available for development. The Stratosphere operates the tallest free-standing observation tower in the United States and, at 1,149 feet, it is the tallest building west of the

Mississippi River. The tower includes an award-winning 336-seat revolving restaurant with unparalleled views of Las Vegas, known as the Top of the World, and features the three highest amusement rides in the world.
The Stratosphere’s casino contains approximately 80,000 square feet of gaming space, with approximately 1,300 slot machines, 49 table games, a six table poker room and a race and sports book. Six themed restaurants and six lounges, two of which feature live entertainment, and five of which are located adjacent to the casino. For 2006, 2005 and 2004, approximately 68.2%, 70.7% and 70.6%, respectively, of the Stratosphere’s gaming revenue was generated by slot machine play and 27.3%, 25.9% and 27.4%, respectively, by table games. The Stratosphere derives its other gaming revenue from the poker room and the race and sports book, which primarily are intended to attract customers for slot machines and table games.
The hotel has 2,444 rooms, including 131 suites. The hotel amenities include a 67,000 square foot pool and a recreation area located on the eighth floor which includes a café, cocktail bar, private cabanas and a fitness center. The Beach Club 25, located on the 25th floor, provides a secluded adult pool. During 2006, the Stratosphere refurbished its casino floor, added a high limit gaming area and built a new center bar. The Stratosphere also refurbished approximately 1,700 of its guest rooms during the three years ended December 31, 2006.
The retail center, located on the second floor of the base building, occupies approximately 110,000 square feet of developed retail space and an additional 80,000 square feet of undeveloped space. The retail center contains 43 shops, six of which are food venues, and, in addition, 11 merchant kiosks. Adjacent to the retail center is the 640-seat showroom that currently offers evening shows designed to appeal to value-minded visitors who come to Las Vegas.
Arizona Charlie’s Decatur.Arizona Charlie’s Decatur, a full-service hotel and casino geared toward residents of Las Vegas and surrounding communities, is located on approximately 17 acres four miles west of the Las Vegas Strip in the heavily populated west Las Vegas area. The property is easily accessible from State Route 95, a major highway in Las Vegas.
As of December 31, 2006, Arizona Charlie’s Decatur contained approximately 52,000 square feet of gaming space with 1,400 slot machines, 15 table games, a race and sports book, a 24-hour bingo parlor, a keno lounge and a poker room. Approximately 57.0% of the slot machines at Arizona Charlie’s Decatur are video poker games. Arizona Charlie’s Decatur emphasizes video poker because it is popular with local players and therefore generates high volumes of play and casino revenue. For 2006, 2005 and 2004, approximately 89.7%, 89.3% and 90.0%, respectively, of the property’s gaming revenue was generated by slot machine play and 5.3%, 4.9% and 5.1%, respectively, by table games. Arizona Charlie’s Decatur derives its other gaming revenue from bingo, keno, poker and the race and sports book, which are primarily intended to attract customers for slot machines.
Arizona Charlie’s Decatur currently has 258 rooms, including nine suites. Hotel customers include local residents and their out-of-town guests, as well as those business and leisure travelers who, because of location and cost considerations, choose not to stay on the Las Vegas Strip or at other hotels in Las Vegas. During 2006, Arizona Charlie’s Decatur added an Outback Steakhouse to provide another dining alternative to its current guests as well as to attract new customers.
Arizona Charlie’s Boulder.Arizona Charlie’s Boulder operates a full-service casino, hotel and RV park situated on approximately 24 acres of land located on Boulder Highway, in an established retail and residential neighborhood in the eastern metropolitan area of Las Vegas. The property is easily accessible from I-515, the most heavily traveled east/west highway in Las Vegas.
Arizona Charlie’s Boulder completed renovations to its gaming facilities in June 2006. As of December 31, 2006, the casino contained approximately 47,000 square feet of gaming space, 6,000 of which was added in June 2006, with 1,100 slot machines, 16 table games, a race and sports book and a 24-hour bingo parlor. As of December 31, 2006, 51.0% of the slot machines at Arizona Charlie’s Boulder are video poker games. Arizona Charlie’s Boulder emphasizes video poker because it is popular with local players and, as a result, generates high volumes of play and casino revenue. For 2006, 2005 and 2004, approximately 89.3%, 88.1% and 89.1%, respectively, of gaming revenue was generated by slot machine play and 6.0%, 7.1% and 7.0%, respectively, by table games. Arizona Charlie’s Boulder derives its other gaming revenue from bingo and the race and sports book, which are primarily intended to attract customers for slot machines.

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
Aquarius Casino Resort.The Aquarius, a full-service hotel and casino, is located on approximately 18 acres of land next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination.
As of December 31, 2006, the Aquarius contained approximately 57,000 square feet of gaming space with approximately 1,100 slot machines, 49 table games, a race and sports book, a keno lounge and a four table poker room. Approximately 31.0% of the slot machines at the Aquarius are video poker games. The Aquarius emphasizes slot play because it is popular with local players and therefore generates high volumes of casino revenue. From the date of acquisition through December 31, 2006, approximately 80.5% of the property’s gaming revenue was generated by slot machine play and 15.5% by table games. The Aquarius derives its other gaming revenue from keno, poker and the race and sports book, which are primarily intended to attract customers for slot machines and tables games.
The Aquarius is the largest hotel in Laughlin, Nevada, with 1,907 hotel rooms, including 90 suites in two
15-story towers. The hotel amenities include seven restaurants, over 35,000 square feet of meeting space and a 3,300 – seat amphitheater. The property features an outdoor pool, fitness center and lighted tennis courts. In 2006 we completed upgrading the casino and plan to refurbish the hotel rooms in 2007 and 2008.
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
The Laughlin market is a value-oriented destination for travelers seeking an alternative to the fast-paced Las Vegas experience. The property targets the mid-high end customer in the Laughlin market seeking value. Since we acquired the Aquarius in May 2006, we have added a breadth of amenities and services in their gaming, lodging, dining and entertainment experiences. The facility has been upgraded with 1,000 new slot machines, a new lobby, a new V.I.P. Check-In, Players Lounge, a refurbished Center Bar and the addition of a patio lounge providing views of the Colorado River. Currently, Outback Steakhouse is developing a restaurant at the site.
Marketing
The Stratosphere utilizes the unique amenities of its tower to attract visitors. Gaming products, hotel rooms, entertainment and food and beverage products are priced to appeal to the value-conscious middle-market Las Vegas visitor. The Top of the World restaurant, however, caters to higher-end customers. The Stratosphere participates in the A.C.E Rewards Club which provides members with cash and/or complimentaries at the casino, which can be used at Arizona Charlie’s Decatur, Arizona Charlie’s Boulder or the Aquarius. Advertising and promotional campaigns are designed to maximize hotel room occupancy, and visits to the tower and to attract and retain players on property.
Arizona Charlie’s Decatur and Arizona Charlie’s Boulder market their hotels and casinos primarily to local residents of Las Vegas and the surrounding communities. We believe that the properties’ pricing and gaming odds make them one of the best values in the market and that their gaming products, hotel rooms, restaurants and other amenities attract local customers in search of reasonable prices, smaller casinos and more attentive service.
We focus our Las Vegas marketing efforts on attracting customers with an affinity for playing slot and video poker machines. Similarly, we have intentionally avoided competing for the attention of high-stakes table game customers.

The Aquarius focuses its marketing efforts primarily on the mid-high end customer in the Laughlin market. We believe that the property’s new state-of-the-art slot floor, new amenities and liberal A.C.E Rewards Club position the property to target this market segment.
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
Hotels located on or near the Las Vegas Strip compete primarily with other Las Vegas strip hotels and with a few major hotels in downtown Las Vegas. The Stratosphere, which is located on the Las Vegas strip, also competes with a large number of hotels and motels located in or near Las Vegas. The Stratosphere’s tower competes with all other forms of entertainment, recreational activities and other attractions in and near Las Vegas. Arizona Charlie’s Boulder and Arizona Charlie’s Decatur compete with other casinos and other forms of entertainment, which cater to local residents. The Aquarius competes primarily with other Laughlin hotels and casinos located along the Colorado River.
Regulation
Our gaming activities are subject to extensive regulation by authorities in Nevada. Gaming registrations, licenses and approvals, once obtained, can be suspended or revoked for a variety of reasons. To date, our casino properties have obtained all gaming licenses necessary for the operation of their existing gaming operations; however, we cannot assure you that we will obtain any new gaming license or related approval or renewal of an existing license on a timely basis or at all, or that, once obtained, the registrations, findings of suitability, licenses and approvals will not be suspended, conditioned, limited or revoked.
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
Periodically, we are required to submit detailed financial and operating reports to the Nevada Gaming Commission and to provide any other information that the Nevada Gaming Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.
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
Approval of Public Offerings
Neither we nor any of our affiliates may make a public offering of securities without the prior approval of the Nevada Gaming Commission if the proceeds from the offering are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions. The Nevada Commission has granted AREP prior approval to make public offerings for a period of two years expiring in May 2008, subject to certain conditions. This approval, or the shelf approval, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The shelf approval applies to any affiliated company wholly owned by us, or an affiliate, which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The shelf approval includes approval for Stratosphere Gaming Corp. to guarantee any security issued by, or to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by us or an affiliate in a public offering under the shelf approval. The shelf approval also includes approval for us to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of our subsidiaries licensed or registered in Nevada, as applicable, in conjunction with public offerings made under the shelf approval. The shelf approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.
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
License for Conduct of Gaming and Sale of Alcoholic Beverage
The conduct of our gaming activities and the service and sale of alcoholic beverages by our casinos are subject to licensing, control and regulation by the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas. In addition to approving our casinos, the Clark County Liquor and Gaming License Board and the City of Las Vegas have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license. All licenses are revocable and are not transferable. The county and city agencies have full power to limit, condition, suspend or revoke any license. Any disciplinary action could, and revocation would, have a substantial negative impact upon our operations.
Seasonality
Generally, our Las Vegas gaming and entertainment properties are not affected by seasonal trends. However, the Aquarius tends to have increased customer flow from mid-January through April.
Employees
At December 31, 2006, our Gaming segment had approximately 5,340 employees, of whom approximately 2,060 were covered by various collective bargaining agreements providing, generally, for basic pay rates, working hours, other conditions of employment, and orderly settlement of labor disputes. Our Gaming segment historically has had good relationships with the unions representing its employees and believes that its employee relations are good.
Real Estate
Rental Real Estate
Our rental real estate operations consist primarily of retail, office and industrial properties leased to single corporate tenants. Historically, substantially all of our real estate assets leased to others have been net-leased under long-term leases. With certain exceptions, these tenants are required to pay all expenses relating to the leased property and, therefore, we are typically not responsible for payment of expenses, including maintenance, utilities, taxes, insurance or any capital items associated with such properties.
In 2006, we continued to capitalize on favorable real estate market conditions and the mature nature of our commercial real estate portfolio by selling 18 rental real estate properties for approximately $25.3 million. These properties were unencumbered by mortgage debt. As of December 31, 2006, we owned 37 rental real estate properties with a book value of approximately $136.2 million, individually encumbered by mortgage debt which aggregated approximately $77.0 million. We continue to evaluate our remaining commercial portfolio with the view of selling assets at favorable prices.
We also seek opportunities to acquire additional rental real estate properties. While we believe opportunities in real estate related acquisitions continue to remain available, there is increasing competition for these opportunities which affects price and the ability to find quality assets that provide attractive returns.
Real Estate Development
Our residential home development operations focus primarily on the construction and sale of single-family homes, custom-built homes, multi-family homes and residential lots in subdivisions and in planned communities. Our home building business is managed by Bayswater Development LLC, our wholly-owned subsidiary. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.

We are currently developing seven residential subdivisions in New York, Florida and Massachusetts. In New York, we are developing two high-end residential subdivisions in Westchester County: Penwood, located in Bedford, and Hammond Ridge, located in Armonk and New Castle. We are also seeking approval to develop Pond View Estates which is located in Patterson and Kent in Putnam County, New York. In Cape Cod, Massachusetts, we are developing our New Seabury property, a luxury second-home waterfront community. In Vero Beach, Florida, we are building out our Grand Harbor and Oak Harbor properties, two residential waterfront communities. In Naples, Florida, we are building Falling Waters, a condominium community.
New Seabury Development. New Seabury is a 2,000 acre resort community located in Cape Cod, Massachusetts overlooking Nantucket Sound and Martha’s Vineyard. We have begun the first phase of our planned 457 unit residential development. During the year ended December 31, 2006, 37 homes were built and sold. The average sales price was $975,000 with a range of sales prices between $458,000 and $2.4 million. As of December 31, 2006, of our remaining 420 units, 29 units were in various stages of construction, eight of which were under contract. The average sale price of the units under contract is $797,000 with a range of sales prices between $458,000 and $1.8 million. In addition, two lots are under contract with an average sales price of $785,000.
Grand Harbor and Oak Harbor. Grand Harbor and Oak Harbor are two waterfront communities located in Vero Beach, Florida. During the year ended December 31, 2006, 21 homes and one lot were sold. The average sales price of the homes was $770,000 with a range of sales prices between $335,000 and $1.1 million. The lot was sold for $250,000. As of December 31, 2006, we had 355 lots remaining and homes on 35 of these lots were in various stages of construction, seven of which were under contract. The average sales price of the units under contract is $811,000 with a range of sales prices between $673,000 and $995,000. In addition, we own approximately 400 acres to the north of Grand Harbor available for development.
Penwood. Located in Bedford, New York, Penwood consists of 44 lots situated on 297 acres. The development is approximately one hour from Manhattan. Homes are situated on lots that range from 2.1 acres to 14.5 acres. Homes range in size from 5,400 square feet to 9,600 square feet. In 2006, we sold one Penwood home for $2.4 million. At December 31, 2006, our three remaining lots had homes under construction. Two of the homes were under contract for an average price of $2.75 million.
Hammond Ridge. Located in Armonk and New Castle, New York, Hammond Ridge consists of 37 single-family lots situated on 220 acres. The development is approximately 40 minutes from Manhattan. Purchasers of Hammond Ridge units may select one of many home designs and many options and upgrades that we offer or customize designs. During the year ended December 31, 2006, nine homes and two lots were sold. The average sales price of the homes was $2.2 million with a range of sales prices between $1.6 million and $3.2 million. The average price of the lots was $920,000. At December 31, 2006, we had 18 remaining units in various stages of completion of which seven homes and one lot were under contract. The average sales price of the units under contract is $2.1 million with a range of prices between $1.6 million and $2.7 million. The price of the lot under contract is $650,000.
Pond View Estates. Located in Patterson and Kent, New York, Pond View Estates is a townhouse condominium development on a 91-acre wooded hillside overlooking an on-site pond. We expect to build a 50-townhouse condominium once final approvals are granted. Pre-sales are expected to begin in 2008.
Falling Waters. Located in Naples, Florida, Falling Waters is a 793-unit condominium development on 158 acres located approximately ten minutes from downtown Naples, Florida. It is a gated community with 24-hour security. During the year ended December 31, 2006, we sold 57 condominium units at an average price of $252,000. At December 31, 2006, we had 52 units remaining in various stages of completion of which 39 units were under contract for sale.
Additional Developments. We have invested and expect to continue to invest in undeveloped land and development properties. We are highly selective in making investments in residential home development. Currently we are reviewing a wide variety of potential developments in New York and Florida.
Hotel and Resort Operations
New Seabury Resort. New Seabury is a resort community overlooking Nantucket Sound and Martha’s Vineyard in Cape Cod, Massachusetts. In addition to our residential development at New Seabury, we operate a full-service resort. The property currently includes a golf club with two 18-hole championship golf courses, the Popponesset Inn, which is a casual waterfront dining and wedding facility, a private beach club, a fitness center, a 16 court tennis facility and a total of 19 rental units (condominiums and cottages).
Grand Harbor and Oak Harbor. In addition to the residential development at Grand Harbor and Oak Harbor, we operate three golf courses (45 holes), a tennis complex (ten courts), fitness center, beach club, two clubhouses and a 24 bed assisted living facility located adjacent to the Intracoastal Waterway in Vero Beach, Florida.
Seasonality
Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to February. Sales activity for our real estate developments in Cape Cod and New York typically peak in late winter and early spring while in Florida our peak selling season is during the winter months.
Employees
Our real estate-related activities, including rental real estate, real estate development and hotel and resort operations, have approximately 450 full and part-time employees, which fluctuates due to the seasonal nature of certain of our businesses. No such employees are covered by collective bargaining agreements.
Home Fashion
Background
We conduct our Home Fashion operations through WPI, a manufacturer and distributor of home fashion consumer products based in New York, NY. On August 8, 2005, WPI and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens Inc. and certain of its subsidiaries pursuant to an asset purchase agreement, or the Purchase Agreement, approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WestPoint Stevens. WestPoint Stevens was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.
On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. In consideration for the shares, we paid $219.9 million in cash and received the balance in respect of a portion of the debt of WestPoint Stevens. Pursuant to the purchase agreement, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WestPoint Stevens. Under the purchase agreement and the Bankruptcy Court order approving the sale, or the Sale Order, we would receive rights to subscribe for at least 2.5 million of such shares and we agreed to purchase up to an additional 8.0 million shares of common stock to the extent that any rights were not exercised by other holders of subscription rights. Accordingly, upon completion of the rights offering and depending upon the extent to which the other holders exercise certain subscription rights, we would beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million shares that would then be outstanding.
On December 20, 2006, we acquired (1) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million, and (2) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 and Series A-2 Preferred Stock has a 4.50% annual dividend rate which is paid quarterly. For the first two years after issuance, the dividends are to be paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions.
WPI has its own board of directors and audit committee. We are the only holders of WPI’s preferred stock, and, in accordance with its terms, we have the right to elect six of the ten directors of the WPI board of directors. The WPI board of directors does not include any of our independent directors.
In 2005,certain of the first lien lenders of WestPoint Stevens appealed portions of the Bankruptcy Court’s Sale Order. In connection with that appeal, the subscription rights distributed to the second lien lenders at closing were placed in escrow. In 2006, these first lien lenders also filed a complaint in the Delaware Chancery Court together with the trustee for the first lien lenders, Beal Bank, S.S.O., seeking, among other things, an order to “unwind” the issuance of the preferred stock, or alternatively directing that such preferred stock be held in trust. We are vigorously contesting both proceedings. Depending on the implementation of any changes to the Sale Order or any action taken by the Delaware Chancery Court, ownership in WPI may be distributed in a different manner than described above, we may own less than a majority of WPI’s shares of common stock and our ownership of the preferred stock may change. Our loss of control of WPI could adversely affect WPI’s business and the value of our investment. See Item 1A. Risk Factors and Item 3. Legal Proceedings.
We consolidated the balance sheet and results of operations of WPI as of December 31, 2006 and 2005 and for the period from the date of acquisition through December 31, 2006. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should consolidate WPI and our financial statements could be materially different than as presented as of December 31, 2006 and 2005 and for the periods then ended. See Item 1A. Risk Factors and Item 3. Legal Proceedings.
Business
WPI’s business consists of manufacturing, sourcing, distributing, marketing and selling home fashion consumer products. WPI differentiates itself in the $14.0 billion home fashion textile industry based on its nearly 200 year reputation for providing its customers with (1) the full assortment of home fashion products, (2) best-in-class customer service, (3) a superior value proposition and (4) branded and private label products with strong consumer recognition. WPI markets a broad range of manufactured and sourced bed, bath and basic bedding products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath towels, bath rugs, beach towels, shower curtains, bath accessories, bedskirts, bed pillows, flocked blankets, woven blankets and throws, and heated blankets and mattress pads. WPI continues to serve substantially all the former customers of WestPoint Stevens using assets acquired from WestPoint Stevens and through sourcing activities.
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
WPI operates its business through its corporate office, showroom and design studio in New York City, office space in Georgia and Alabama, eight manufacturing facilities in Alabama, Florida, Maine and North Carolina, a chemical plant in Alabama, a printing facility in Georgia, a manufacturing facility in Bahrain, a manufacturing facility in Pakistan (through a joint venture), ten distribution centers and warehouses and 32 retail stores.
Strategy
WPI’s strategy is to lower its cost of goods sold and improve its long-term profitability by lessening its dependence upon higher-cost domestic sources of manufactured products through establishing offshore manufacturing and sourcing arrangements. This may entail further domestic plant closings in addition to the ones already closed. WPI’s offshore sourcing arrangements employ a combination of owned and operated facilities, joint ventures and long term supply contracts. In addition, WPI is lowering its general and administrative expense by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized. WPI is also seeking to increase its revenues by selling more licensed, differentiated and proprietary products to WPI’s existing customers. WPI believes that it can improve margins over time through upgraded marketing, selective product development, enhanced design and improved customer service capabilities.
Beginning in late 2005, WPI began to identify potentially viable manufacturing and third-party sourcing opportunities outside of the U.S. In 2006, WPI entered into an equity joint venture in Pakistan with Indus Dyeing & Manufacturing Ltd. This joint venture, Indus Home Ltd., began production in October 2006 of bath products and is in the process of expanding its existing capacity. In December 2006, WPI acquired bed products manufacturing facilities from Manama Textile Mills WLL in Bahrain, creating WestPoint Home (Bahrain) WLL. These initiatives have permitted WPI to replace certain of its higher cost U.S.-based manufacturing capacity.

Brands, Trademarks and Licenses
WPI markets its products under trademarks, brand names and private labels. WPI uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors.
WPI manufactures and sells its own branded line of home fashion products consisting of merchandise bearing trademarks that include Atelier Martex®, Grand Patrician®, Martex®, Patrician®, Lady Pepperell®, Luxor®, Seduction®, Utica®, Vellux®, Baby Martex® and Chatham®.
In addition, some of WPI’s home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, Lauren/Ralph Lauren, Charisma, Rachel Ray, Scooby Doo and Harley Davidson.
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
The percentage of WPI net sales derived from the sale of private label branded and from unbranded products for 2006 was approximately 47%. For 2006, the percentage of WPI net sales derived from sales under brands it owns and controls was 26%, and the percentage of WPI net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPI was 20%. Sales from WPI’s stores accounted for approximately 7% of total sales for 2006.
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
WPI also sells its and other manufacturer’s products through its retail stores division, which, at December 31, 2006, consisted of 32 geographically dispersed, value-priced retail outlets throughout the United States, most of which are located in factory outlet shopping centers. WestPoint Home retail stores sell first quality products, overstocks, seconds, discontinued items and other products.
Competition
The home fashion industry is highly competitive in terms of price, quality and service. Future success will, to a large extent, depend on WestPoint’s ability to be a low-cost producer and to be competitive. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality and customer service. In the sheet and towel markets, WPI competes with many competitors. WPI may also face competition in the future from companies that are currently suppliers. Future success depends on the ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. Additionally, the easing of trade restrictions over time has led to growing competition from low priced products imported from Asia and Latin America.
Seasonality and Cyclicality
The Home Fashion industry is seasonal, with a peak sales season in the fall. In response to this seasonality, WPI increases its inventory levels during the first six months of the year to meet customer demands for the peak fall season. In addition, the Home Fashion industry is cyclical and performance may be negatively affected by downturns in consumer spending.
Employees
WPI and its subsidiaries employed approximately 7,580 employees as of December 31, 2006. Currently, less than 3% of WPI’s employees are unionized.
Investments
We seek to invest our available cash and cash equivalents in debt and equity securities with a view to enhancing returns as we continue to assess further acquisitions of operating businesses. During 2006, we had a net gain on investment activity of approximately $91.3 million, comprised of approximately $51.9 million in realized gains and $39.4 million in unrealized gains.
As of December 31, 2006, 30.4% of our total investments, or $163.7 million, were managed by an unaffiliated third-party investment manager. These investments are predominantly fixed income securities that have an average duration of less than one month, and, in total, are managed to have an average S&P credit quality of above A-. We make these investments to maintain liquidity while achieving better risk-adjusted returns than could be attained by investing in cash or cash equivalents.
We also may invest in debt, equity and derivative securities that we believe have the potential for achieving returns significantly in excess of overall market performance or with the prospect of the issuers of the securities becoming operating businesses we control. We believe that these securities may have greater inherent value than indicated by their market price and may present the opportunity for “activist” bondholders or shareholders to be catalysts to realize value. The equity securities in which we may invest may include common stock, preferred stock and securities convertible into common stock, as well as warrants to purchase these securities and equity derivatives. The debt securities and obligations in which we may invest may include bonds, debentures, notes, mortgage-related securities and municipal obligations as well as debt derivatives. Certain of these securities may include lower-rated securities which may provide the potential for higher yields and therefore may entail higher risks. In addition, we may engage in various investment techniques, including short selling, options, futures, foreign currency transactions and leveraging for hedging or other purposes.
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
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available, without charge, on our website, http://www.arep.com/investor.shtml as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by writing American Real Estate Partners, L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations. Our website is http://www.arep.com.
Each of ACEP, Atlantic Coast and NEGI separately files with the Securities and Exchange Commission annual, quarterly and current reports that are available to the public free of charge either from each respective company or at the SEC website at http://www.sec.gov.

Item 1A. Risk Factors
Risks Relating to Our Structure
Our general partner and its control person could exercise their influence over us to your detriment.
Mr. Icahn, through affiliates, currently owns 100% of API, our general partner, and approximately 86.5% of our outstanding preferred units and approximately 90.0% of our outstanding depositary units, and, as a result, has the ability to influence many aspects of our operations and affairs. API also is the general partner of AREH.
The interests of Mr. Icahn, including his interests in entities in which he and we have invested or may invest in the future, may differ from your interests as a unitholder and, as such, he may take actions that may not be in your interest. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Mr. Icahn’s interests might conflict with your interests.
In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indentures governing our notes which would require us to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes.
We have engaged, and in the future may engage, in transactions with our affiliates.
We have invested and may in the future invest in entities in which Mr. Icahn also invests. We also have purchased and may in the future purchase entities or investments from him or his affiliates. Although API has never received fees in connection with our investments, our partnership agreement allows for the payment of these fees. Mr. Icahn may pursue other business opportunities in industries in which we compete and there is no requirement that any additional business opportunities be presented to us.
Mr. Icahn has proposed that we acquire his interests in American Railcar and Philip Services. American Railcar is a publicly traded company that is primarily engaged in the business of manufacturing covered hoppers and tank railcars. Philip Services is an industrial services company that provides industrial outsourcing, environmental services and metal services to major industry sectors throughout North America. Two committees, one consisting of two independent directors and the other of three independent directors of our board, have been formed to consider the proposals. The committees are in various stages of reviewing the proposals with counsel and financial advisers. No agreement has been reached as to price or terms. Each acquisition would be subject to, among other things, the negotiation, execution and closing of a definitive agreement and the receipt of a fairness opinion.
We continuously identify, evaluate and engage in discussions concerning potential investments and acquisitions, including potential investments in and acquisitions of affiliates of Mr. Icahn. There cannot be any assurance that the current proposals or any other potential transactions that we consider will be completed.
Certain of our management are committed to the management of other businesses.
Certain of the individuals who conduct the affairs of API, including the chairman of our board of directors, Mr. Icahn, our principal executive officer and vice chairman of the board of directors, Keith A. Meister, and our President, Peter K. Shea, are, and will be, committed to the management of other businesses owned or controlled by Mr. Icahn and his affiliates. Accordingly, these individuals may focus significant amounts of time and attention on managing these other businesses. Conflicts may arise between our interests and the other entities or business activities in which such individuals are involved. Conflicts of interest may arise in the future as we may compete with such affiliates for the same assets, purchasers and sellers of assets or financings.
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
We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. Moreover, if we make significant investments in operating businesses, it is likely that we will reduce the liquid assets at AREP and AREH in order to fund those investments and the ongoing operations of our subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of dividends, distributions, loans or otherwise.
The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, the notes issued by our indirect wholly-owned subsidiary, ACEP, contain restrictions on dividends and distributions and loans to us, as well as on other transactions with us. ACEP also has a credit agreement which contains financial covenants that have the effect of restricting dividends or distributions. This agreement precludes our receiving payments from the operations of our Gaming properties which account for a significant portion of our revenues and cash flows. We have credit facilities for WPI and our real estate development properties which also restrict dividends, distributions and other transactions with us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt will be limited.
We or our subsidiaries may be able to incur substantially more debt.
We or our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our 8.125% senior notes due 2012 and our 7.125% senior notes due 2013 do not prohibit us or our subsidiaries from doing so. We and AREH may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern these notes. As of December 31, 2006, based on these tests, we and AREH could have incurred up to approximately $1.6 billion of additional indebtedness. Since that date, we issued $500.0 million principal amount of our 7.125% senior notes due 2013, reducing the amount that we and AREH could incur based upon this test. If we complete the acquisition of Lear and fund the acquisition with borrowings, as we currently contemplate, under the financial tests contained in the indentures, AREP and AREH will not be able to incur additional indebtedness. However, our subsidiaries, other than AREH, are not subject to any of the covenants contained in the indentures with respect to our senior notes, including the covenant restricting debt incurrence. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we, and they, now face could intensify.
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
We have only recently made cash distributions to our unitholders, and future distributions, if any, can be affected by numerous factors.
While we made cash distributions with respect to each of the four quarters of 2006 in the amount of $0.10 per depositary unit, the payment of future distributions will be determined by the board of directors of our general partner quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered. Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements, and our issuances of additional equity and debt securities. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. If distributions are made, there can be no assurance that holders of depositary units may not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.
Holders of our depositary units have limited voting rights, rights to participate in our management and control of us.
Our general partner manages and operates AREP. Unlike the holders of common stock in a corporation, holders of our outstanding depositary units have only limited voting rights on matters affecting our business. Holders of depositary units have no right to elect the general partner on an annual or other continuing basis, and our general partner generally may not be removed except pursuant to the vote of the holders of not less than 75% of the outstanding depositary units. In addition, removal of the general partner may result in a default under our debt securities. As a result, holders of depositary units have limited say in matters affecting our operations and others may find it difficult to attempt to gain control or influence our activities.
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
Mr. Icahn, through certain affiliates, currently owns 100% of API and approximately 90.0% of our outstanding depositary units and 86.5% of our outstanding preferred units. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there are at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.
As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans which, as of December 31, 2006, were not underfunded on an ongoing actuarial basis but would be underfunded by approximately $87.2 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.
The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. The obligation to report could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and his affiliates more than 80% ownership interest in us) provides, among other things, that so long as such contingent liabilities exist and could be imposed on us, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250.0 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.
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
In order not to become an investment company required to register under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwiseeconomically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, such as our loss of control of WPI, could result in our inadvertently becoming an investment company. See Note 20of notes to consolidated financial statements and Item 3. Legal Proceedings.
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
We may become taxable as a corporation.
We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service, or IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a Federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act of 1940, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward, could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the qualifying income test we may structure transactions in a manner which is less advantageous than if this were not a consideration, or we avoid otherwise economically desirable transactions.
Holders of units may be required to pay tax on their share of our income even if they did not receive cash distributions from us.
Because we are treated as a partnership for income tax purposes, holders of units are generally required to pay federal income tax, and, in some cases, state or local income tax, on the portion of our taxable income allocated to them, whether or not such income is distributed. Accordingly, it is possible that holder of units may not receive cash distributions from us equal to their share of our taxable income, or even equal to their tax liability on the portion of our income allocated to them.
If we discover significant deficiencies in our internal controls over financial reporting or at any recently acquired entity, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the market price of our depositary units or our ability to remain listed with the New York Stock Exchange.
Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As of December 31, 2006, we completed remediation of previously reported significant deficiencies in internal controls, as defined under interim standards adopted by the Public Company Accounting Oversight Board, or PCAOB; two at the Holding Company and one at a subsidiary. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
To the extent that any material weakness or significant deficiency exists in our or our consolidated subsidiaries internal control over financial reporting, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, which could affect our ability to remain listed with the New York Stock Exchange. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our depositary units or the rating of our debt.
Since we are a limited partnership, you may not be able to pursue legal claims against us in U.S. federal courts.
We are a limited partnership organized under the laws of the state of Delaware. Under the rules of federal civil procedure, you may not be able to sue us in federal court on claims other than those based solely on federal law, because of lack of complete diversity. Case law applying diversity jurisdiction deems us to have the citizenship of each of our limited partners. Because we are a publicly traded limited partnership, it may not be possible for you to attempt to sue us in a federal court because we have citizenship in all 50 U.S. states and operations in many states. Accordingly, you will be limited to bring any claims in state court. Furthermore, AREP Finance, our corporate co-issuer for the notes, has only nominal assets and no operations. While you may be able to sue the corporate co., issuer in a federal court, you are not likely to be able to realize on any judgment rendered against it.
Our failure to comply with the covenants contained under one of our debt instruments or the indenture governing the notes, including our failure as a result of events beyond our control, could result in an event of default which would materially and adversely affect our financial condition.
If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments, including the notes. It is possible that, if the defaulted debt is accelerated, our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments and we cannot assure you that we would be able to refinance or restructure the payments on those debt securities.
To service our indebtedness, we will require a significant amount of cash. Our ability to maintain our current cash position or generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund operations will depend on existing cash balances and our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.
The businesses or assets we currently operate or may acquire may not generate sufficient cash to service our debt, including the notes. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes, on commercially reasonable terms or at all.
Risks Related to our Businesses
General
In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:
•
the continued threat of terrorism;
•
economic downturn;
•
loss of any of our or our subsidiaries key personnel;
•
the unavailability, as needed, of additional financing; and
•
the unavailability of insurance at acceptable rates.
Our acquisition of Lear Corporation will require a significant investment or may not be successfully completed.
On February 9, 2007, we entered into an agreement and plan of merger, pursuant to which we would acquire Lear, a publicly traded company that provides automotive interior systems worldwide for aggregate consideration of approximately $5.2 billion including the assumption of debt. If we complete the acquisition of Lear, it would require a significant investment by us, including approximately $1.4 billion in cash. Under the financial tests contained in the indentures that govern our notes due 2012 and 2013, AREP and AREH will not be able to incur additional indebtedness as a result of borrowings to finance the Lear acquisition, which may limit our flexibility in entering into future financing arrangements, including those to support our existing businesses or to acquire new businesses. Lear also has significant pension and related liabilities for which we could become liable as a member of a controlled group of entities.
Our agreement with Lear permits Lear to solicit proposals from other potential purchasers for 45 days after the signing of the agreement and to respond to offers after that date and until Lear’s stockholders approve the transaction with us. We cannot assure you that we will be able to complete the transaction or that the completion of the transaction will be for the consideration described above.
Furthermore, the proposed transaction is subject to additional risks and uncertainties, including, but not limited to, the satisfaction of conditions to closing, which requires Lear stockholder approval and U.S. and foreign antitrust approval. If we were to complete the acquisition, Lear's business and operations would be subject to various risks, including the uncertainty of its financial performance following completion of the proposed transaction; general conditions affecting the automotive industry, particularly in the United States, and general domestic and international market conditions.
In addition, we have been named as a co-defendant in actions brought on behalf of Lear stockholders that, among other things, allege that the purchase price is unfair to Lear stockholders and seek to enjoin the transaction. See Item 3. Legal Proceedings.
Gaming
The gaming industry is highly regulated. The gaming authorities and state and municipal licensing authorities have significant control over our operations.
Our properties currently conduct licensed gaming operations in Nevada. Various regulatory authorities, including the Nevada State Gaming Control Board and the Nevada Gaining Commission, require our properties to hold various licenses and registrations, findings of suitability, permits and approvals to engage in gaming operations and to meet requirements of suitability. These gaming authorities also control approval of ownership interests in gaming operations. These gaming authorities may deny, limit, condition, suspend or revoke our gaming licenses, registrations, findings of suitability or the approval of any of our ownership interests in any of or licensed gaming operations any of which could have a significant adverse effect on our business, financial condition and results of operations, for any cause they may deem reasonable. If we violate gaming laws or regulations that are applicable to us, we may have to pay substantial fines or forfeit assets. If, in the future, we operate or have an ownership interest in casino gaming facilities located outside of Nevada, we may also be subject to the gaming laws and regulations of those other jurisdictions.
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
The gaming industry in general, and the markets in which we compete in particular, are highly competitive:
•
we compete with many world-class destination resorts with greater name recognition, different attractions, amenities and entertainment options;
•
we compete with the continued growth of gaming on Native American tribal lands;
•
the existence of legalized gambling in other jurisdictions may reduce the number of visitors to our properties;
•
certain states have legalized, and others may legalize, casino gaming in specific venues, including race tracks and/or in specific areas, including metropolitan areas from which we traditionally attract customers; and
•
our properties also compete, and will in the future compete, with all forms of legalized gambling.
Many of our competitors have greater financial, selling and marketing, technical and other resources than we do. We may not be able to compete effectively with our competitors and we may lose market share, which could reduce our revenue and cash flow.
We cannot guarantee that we will be able to recover our investment made in connection with the acquisition of the Aquarius.
On May 19, 2006, our wholly-owned subsidiary, AREP Laughlin, acquired the Aquarius from affiliates of Harrah’s for approximately $113.6 million, including working capital.
We currently plan to spend approximately $40.0 million through 2008 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Aquarius. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company.
Net revenues and operating income for the Aquarius from its acquisition in May 2006 through December 31, 2006 have decreased from the same period in 2005, when it was operated as a division of Harrah’s Operating Company, Inc., primarily due to disruptions to the gaming floor related to construction, upgrading of facilities and the implementation of new marketing programs intended to change the Aquarius’ customer mix. The casino construction program was substantially completed in 2006. We plan to refurbish rooms in 2007 and 2008.
There can be no assurance that this acquisition will be profitable or that we will be able to recover our investments.
Operating results for our Gaming segment have been adversely affected by a number of factors that have affected and may continue to affect results.
Net income for our Gaming segment for the year ended December 31, 2006 decreased from the year ended December 31, 2005. We attribute this decrease to a number of factors, including, but not limited to, increased gas prices, which affect traffic to Las Vegas and Laughlin, disruption from construction at the Stratosphere, the Aquarius and Arizona Charlie’s Boulder, the entrance of a new competitor in the market served by Arizona Charlie’s Decatur and decreased net revenues and operating income at the Aquarius. These factors have affected and may continue to affect our gaming segment’s operating results.
Real Estate Operations
Our investment in property development may be more costly than anticipated.
We have invested and expect to continue to invest in unentitled land, undeveloped land and distressed development properties. These properties involve more risk than properties on which development has been completed. Unentitled land may not be approved for development. These investments do not generate any operating revenue, while costs are incurred to obtain government approvals and develop the properties. Construction may not be completed within budget or as scheduled and projected rental levels or sales prices may not be achieved and other unpredictable contingencies beyond our control could occur. We will not be able to recoup any of such costs until such time as these properties, or parcels thereof, are either disposed of or developed into income producing assets.
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
Home Fashion Operations
Pending bankruptcy proceedings may result in our ownership of WPI’s common stock being reduced to less than 50%. A legal action in Delaware challenges our ownership of the preferred stock of WPI. Uncertainties arising from these proceedings may adversely affect WPI’s operations and prospects and the value of our investment in it.
We currently own approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of the decision of the U.S. District Court for the Southern District of New York reversing certain provisions of the Bankruptcy Court order pursuant to which we acquired our ownership of a majority of the common stock of WPI, the proceedings in the Bankruptcy Court on remand, and the proceedings in the Delaware action, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2006 and 2005 and WPI’s results of operations for the period from the date of acquisition through December 31, 2006. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of December 31, 2006 and December 31, 2005 and for the periods then ended. See Item 3. Legal Proceedings.
WPI acquired its business from the former owners through bankruptcy proceedings. We cannot assure you that it will be able to operate profitably.
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
WPI operated at a loss during 2006 and we expect that WPI will continue to operate at a loss during 2007. We cannot assure you that it will be able to operate profitably in the future.

The loss of any of WPI’s large customers could have an adverse effect on WPI’s business.
During 2006 and 2005, WPI’s six largest customers accounted for approximately 50% and 51%, respectively, of its net sales (including net sales by WestPoint Stevens). Other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPI’s largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon its business, which could be material.
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
The home fashion industry is highly competitive. WPI’s future success will, to a large extent, depend on its ability to remain a low-cost producer and to remain competitive. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality and customer service. In the home fashion market, WPI competes with many companies. WPI’s future success depends on its ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. We cannot assure you of WPI’s ability to compete effectively in any of these areas. Any failure to compete effectively could adversely affect WPI’s sales and, accordingly, its operations. Additionally, the easing of trade restrictions over time has led to growing competition from low priced products imported from Asia and Latin America. The lifting of import quotas in 2005 has accelerated the loss of WPI’s market share. There can be no assurance that the foreign competition will not grow to a level that could have an adverse effect upon WPI’s ability to compete effectively.
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
•
logistical challenges caused by distance;

•
language and cultural differences;
•
legal and regulatory restrictions;
•
the difficulty of enforcing agreements with overseas suppliers;
•
currency exchange rate fluctuations;
•
political and economic instability; and
•
potential adverse tax consequences.
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
Investments
We may not be able to identify suitable investments, and our investments may not result in favorable returns or mayresult in losses.
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
Item 2. Properties.
Gaming
Las Vegas
We own and operate the Stratosphere Casino Hotel & Tower, located in Las Vegas, Nevada, which is centered around the Stratosphere Tower, the tallest free-standing observation tower in the United States. The hotel and entertainment facility is located on 34 acres, has 2,444 rooms and suites, an 80,000 square foot casino and related amenities.
We own Arizona Charlie’s Decatur and Arizona Charlie’s Boulder. Arizona Charlie’s Decatur is located on 17 acres, has 258 hotel rooms and a 52,000 square foot casino and related amenities. Arizona Charlie’s Boulder is located on 24 acres, has 303 hotel rooms and a 47,000 square foot casino and related amenities.
Laughlin
The Aquarius owns approximately 18 acres located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. The Aquarius features the largest hotel in Laughlin with 1,907 hotel rooms, a 57,000 square foot casino, seven dining options, 2,420 parking spaces, over 35,000 square feet of meeting space and a 3,300-seat outdoor amphitheater.
Real Estate
Rental Real Estate
As of December 31, 2006, we owned 37 separate real estate properties, excluding our real estate development, hotel and resort operations, hotel and casino operations and properties related to our home fashion operations. These primarily consist of fee and leasehold interests in 19 states. Most of these properties are net-leased to single corporate tenants. Approximately 89% of these properties are currently net-leased, 3% are operating properties and 8% are vacant.
Real Estate Development
We own, primarily through our subsidiary, Bayswater Development LLC, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development.
Our New Seabury Resort in Cape Cod, Massachusetts, includes land for future residential and commercial development. We developed and sold 37 homes and are continuing construction and sales on the additional phases of our approximately 457-unit residential development.
We own the waterfront communities of Grand Harbor and Oak Harbor in Vero Beach, Florida. These communities include properties in various stages of development. We also own 400 acres of developable land adjacent to Grand Harbor.
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
Home Fashion
WPI’s properties are indirectly owned or leased through its subsidiaries. Its properties include approximately 86,600 square feet of office, showroom and design space in New York, New York. WPI leases approximately 33,000 square feet elsewhere for other administrative, storage and office space. WPI owns and utilizes eight manufacturing facilities located in Alabama, Florida, Maine and North Carolina which contain, in the aggregate, approximately 3.1 million square feet. WPI leases and utilizes three manufacturing facilities which contain, in the aggregate, approximately 378,000 square feet. In 2006, WPI closed its Calhoun Falls, SC; Clemson Complex, SC; Lanett, AL; Opelika Greige, AL and Scotland Greige facilities. These closures brought the number of operating manufacturing facilities to eight.
WPI also owns a chemical plant in Opelika, Alabama containing approximately 43,000 square feet of floor space and operates a fleet of tractors and trailers from a company-owned transportation center in Valley, Alabama containing approximately 25,000 square feet of floor space. In addition, WPI owns a printing facility in West Point, Georgia consisting of approximately 38,000 square feet at which product packaging and labeling are printed.
In December 2006, WPI purchased a manufacturing facility in Bahrain containing approximately 764,000 square feet. The facility is located on land leased from the Kingdom of Bahrain under various long-term leases.
WPI owns and operates ten distribution centers and warehouses for its operations which contain, in the aggregate, approximately three million square feet of floor space and leases and operates three distribution outlets and warehouses containing approximately 500,000 square feet of floor space. In addition, WPI owns two retail outlet stores and leases 29 other retail stores which range in size from approximately 9,000 square feet to approximately 38,000 square feet.
Item 3. Legal Proceedings.
We are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.
Lear Corporation
We have been named as a defendant in various actions recently filed in connection with our agreement and plan of merger to acquire Lear Corporation. The following actions have been filed in the Court of Chancery of State of Delaware, New Castle County: Market Street Securities, Inc. v. Rossiter, et al.; Harry Massie, Jr. v. Lear Corporation, et al.; and Classic Fund Management AG v. Lear Corporation, et al. These actions are purported class actions filed on behalf of stockholders of Lear and have been consolidated into a single action that names as defendants Lear, us and certain of our affiliates and one of our directors who serves on the board of Lear, alleging generally that we and our named affiliates aided and abetted the Lear directors’ claimed breaches of their fiduciary duties to the stockholders of Lear. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated amended complaint, a motion for expedited proceedings and a motion to preliminarily enjoin our proposed merger with Lear. The Delaware Court of Chancery has stated that it will hear the parties on March 27, 2007 to determine whether a motion for a preliminary injunction should be scheduled.
The following actions have been filed in the Circuit Court for Oakland County, Michigan: Louis Carulli v. Lear Corp et al.; Emilio Valentine v. Lear Corp et al.; and Jeanette Ciambella  v. Lear Corp. et al. These actions are also purported class actions on behalf of stockholders of Lear that assert claims against us, and one of our directors who also serves on the board of Lear. The allegations in these actions are generally similar to those asserted in the Delaware lawsuits.
On March 1, 2007, we and two of our directors were named as defendants in a purported class action lawsuit filed in the United States District Court in Detroit, Michigan as a purported class action on behalf of participants in certain of Lear’s stock option plans, alleging that members of Lear's board of directors breached their fiduciary duties to the employees as owners of shares of the stock of Lear and that the transaction violates the Employment Retirement Income Security Act.
We intend to vigorously defend against these claims.
WPI Litigation
In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the Bankruptcy Court order, or the Sale Order, pursuant to which we acquired our ownership of a majority of the common stock of WPI. WPI acquired substantially all of the assets of WestPoint Stevens, Inc. On April 13, 2006, the Bankruptcy Court entered a remand order, or the Remand Order, which provides, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to the Sale Order constituted “replacement collateral”, other than 5,250,000 shares of common stock that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of common stock of WPI now outstanding. According to the Remand Order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the Remand Order pending appeal. The parties filed cross-appeals of the Remand Order and Contrarian Funds and certain other first lien lenders, or the Contrarian Group, filed a motion to lift the stay of the Remand Order pending appeal. Oral argument was held in the District Court on October 19, 2006. As of the date hereof, no decision has been issued.
On December 11, 2006, the Contrarian Group filed a motion in the District Court seeking a temporary restraining order, or the NY TRO, restraining WPI from proceeding with a stockholders’ meeting scheduled for December 20, 2006, which was to consider corporate actions relating to a proposed offering of $200 million of preferred stock of WPI, and for related relief. The District Court held a hearing on December 15, 2006, at which it entered an order denying the Contrarian Group’s application for the NY TRO.
On December 18, 2006, the Contrarian Group filed an action in the Court of Chancery of the State of Delaware, New Castle County, Contrarian Funds, LLC, et al v. WestPoint International Inc., et al., seeking, among other things, a temporary order restraining the stockholders’ meeting and the preferred stock offering. The application was denied by order dated December 19, 2006. The stockholders’ meeting took place on December 20, 2006, the preferred stock offering was approved, and other corporate actions were taken. We purchased all of the $200.0 million of preferred stock.
On January 19, 2007, Beal Bank and the Contrarian Group filed an Amended Complaint, captioned Beal Bank, S.S.B. et al v. WestPoint International, Inc., et al. Plaintiffs seek, among other relief, an order declaring that WPI is obliged to register the common stock (other than the 5,250,000 shares purchased by us) in Beal Bank’s name, an order declaring certain corporate governance changes implemented in 2005 invalid, an order declaring invalid the actions taken at the December 20, 2006 stockholders’ meeting and an order to “unwind” the issuance of the preferred stock, or, alternatively, directing that such preferred stock be held in trust. The Delaware action remains pending and we intend to vigorously defend against such claims.
We currently own 67.7% of the outstanding shares of common stock of WPI. As a result of the District Court’s order in the Bankruptcy case and the proceedings on remand, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less. However, neither the District Court order nor the proceedings on remand, involves our ownership of the Series A-1 Preferred Stock or the Series A-2 Preferred Stock. Each series of Preferred Stock is entitled to elect three of the ten directors of WPI’s Board and, as a result of our ownership of the Preferred Stock, we could continue to elect a majority of the Board. In addition, each of the Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions, or 19,047,619 shares. If we were to convert all of our shares of preferred stock into common shares, we would continue to own more than a majority of the shares of common stock, based on the number of shares currently outstanding, including 5,250,000 shares of common stock that we acquired for cash and which are not subject to the District Court’s order, even if we were to lose ownership of all other shares of common stock as a result of the District Court order.
If the proceedings in the Bankruptcy Court and in the Delaware action are both adverse to us, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50%. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2006 and WPI’s results of operations for the period from the date of acquisition through December 31, 2006. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of December 31, 2006 and December 31, 2005 and for the periods then ended.
We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.
GBH
On September 29, 2005, GBH filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of this filing, we determined that we no longer control GBH for accounting purposes, and deconsolidated our investment in GBH effective September 30, 2005.
An Official Committee of Unsecured Creditors, or the Committee, of GBH, was formed and on October 13, 2006, was granted standing by the Bankruptcy Court to commence litigation in the name of GBH against us, ACE, Atlantic Coast and other entities affiliated with Carl C. Icahn, as well as the directors of GBH. The Committee challenged the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE, a wholly owned subsidiary of Atlantic Coast, the exchange by certain holders of GBH’s 11% notes for Atlantic Coast 3% senior secured convertible notes due 2008, or the 3% notes, the issuance to the holders of GBH’s common stock of warrants allowing the holders to purchase shares of Atlantic Coast common stock and, ultimately, our ownership of approximately 67.6% of the outstanding shares of Atlantic Coast common stock and ownership by GBH of approximately 30.7% of such stock. We also maintained ownership of approximately 77.5% of the outstanding shares of GBH common stock. The Committee originally filed an objection to the allowance of our claims against GBH. The Bankruptcy Court placed the consideration of the Committee’s Proposed Plan of Liquidation and Disclosure Statement in abeyance until the resolution of the proposed litigation.
Additionally, on September 2, 2005, Robino Stortini Holdings, LLC, or RSH, which claimed to own beneficially 1,652,590 shares of common stock of GBH, filed a complaint in the Court of Chancery of the State of Delaware against GBH and its Board of Directors seeking appointment of a custodian and receiver for GBH and a declaration that the director defendants breached their fiduciary duties.
During the fourth quarter of 2006, we and other entities affiliated with Mr. Icahn entered into a term sheet with the Committee, GBH and RSH which outlined the resolution of claims relating to the July 2004 transactions. The provisions of the term sheet were incorporated in the Committee’s Eighth Modified Chapter 11 Plan of Liquidation of GBH. On January 30, 2007, the Bankruptcy Court approved the plan. On February 22, 2007, in accordance with the plan, we acquired (1) all of the Atlantic Coast common stock owned by GBH for a cash payment of approximately $52.0 million and in satisfaction of all claims arising under the Loan and Security Agreement, dated as of July 25, 2005, between GBH and us and (2) all of the warrants to acquire Atlantic Coast common stock and the Atlantic Coast common stock owned by RSH for a cash payment of $3.7 million. As a result, Atlantic Coast is our indirect wholly-owned subsidiary. In accordance with the plan, GBH used the $52.0 million to pay amounts owed to its creditors, including the holders of GBH’s 11% notes and holders of administrative claims, and to establish an approximate $330,000 fund to be distributed pro rata to holders of equity interests in GBH other than us and other Icahn affiliated entities. In addition, we and other Icahn affiliated entities received releases of all direct and derivative claims that could be asserted by GBH, its creditors and stockholders, including RSH. All claims relating to GBH asserted by its creditors and RSH have now been resolved.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to our security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
Our depositary units are traded on the New York Stock Exchange, or NYSE, under the symbol “ACP.” The range of high and low sales prices for the depositary units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) for each quarter from January 1, 2005 through December 31, 2006 is as follows:

Quarter Ended:	High	Low	Dividends per Depositary Unit

March 31, 2005	$30.78	$25.40	$—
June 30, 2005	29.35	26.60	—
September 30, 2005	39.74	28.20	0.10
December 31, 2005	39.30	28.70	0.10
March 31, 2006	47.37	33.54	0.10
June 30, 2006	47.60	35.25	0.10
September 30, 2006	54.50	40.50	0.10
December 31, 2006	87.98	53.40	0.10
As of December 31, 2006, there were approximately 8,800 record holders of the depositary units.
There were no repurchases of our depositary units during 2005 or 2006.
Distributions
Distribution Policy and Quarterly Distribution
During 2006, we paid four quarterly distributions to holders of our depositary units. Each distribution was $0.10 per depositary unit.
On February 27, 2007 the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on its depositary units for the first quarter of 2007 consistent with the distribution policy adopted in 2005. The distribution is payable on March 29, 2007 to depositary unitholders of record at the close of business on March 14, 2007.
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
As of March 1, 2007, there were 61,856,830 depositary units and 11,340,243 preferred units outstanding. Trading in the preferred units commenced March 31, 1995 on the NYSE under the symbol “ACP-P.” The preferred units represent limited partner interests in AREP and have certain rights and designations, generally as follows. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions payable solely in additional preferred units, at a rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference of the unit) payable annually on March 31 of each year, each referred to as a payment date.
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

On March 31, 2006, we distributed to holders of record of our preferred units as of March 15, 2006, 539,846 additional preferred units. Pursuant to the terms of the preferred units, on February 27, 2007, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 30, 2007 to holders of record as of March 15, 2007. In March 2007, the number of authorized preferred units was increased to 12,100,000.
Each depositary unitholder will be taxed on the unitholder’s allocable share of our taxable income and gains and, with respect to preferred unitholders, accrued guaranteed payments, whether or not any cash is distributed to the unitholder.
Item 6. Selected Financial Data.
The following table summarizes certain of our selected historical consolidated financial data, which you should read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this annual report on Form 10-K. The selected historical consolidated financial data as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004, have each been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this annual report Form 10-K. The selected historical consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 has each been derived from our audited consolidated financial statements at that date and for that period, not contained in this Form 10-K, as adjusted retrospectively for reclassifications of our Oil and Gas and Atlantic City gaming properties as discontinued operations.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in 000s, except per unit amounts and ratio)

Statement of Operations Data:
Total revenues	$1,477,930	$900,962	$361,538	$309,213	$358,109
Income (loss) from continuing operations	$23,069	$(22,656)	$65,176	$42,415	$53,046
Total income (loss) from discontinued operations	$775,764	$(3,013)	$88,578	$26,005	$(4,320)
Earnings (loss) before cumulative effect of accounting change	$798,833	$(25,669)	$153,754	$68,420	$48,726
Cumulative effect of accounting change	—	—	—	1,912	—
Net earnings (loss)	$798,833	$(25,669)	$153,754	$70,332	$48,726
Net earnings (loss) attributable to:
Limited partners	$782,936	$(20,292)	$130,850	$51,074	$63,168
General partner	15,897	(5,377)	22,904	19,258	(14,442)
Net earnings (loss)	$798,833	$(25,669)	$153,754	$70,332	$48,726
Basic earnings:
Income (loss) from continuing operations per LP Unit	$0.40	$(0.31)	$0.96	$0.50	$1.37
Income from (loss) discontinued operations per LP Unit	12.29	(0.05)	1.88	0.55	(0.10)
Basic earnings (loss) per LP Unit	$12.69	$(0.36)	$2.84	$1.05	$1.27
Weighted average limited partnership units outstanding	61,857	54,085	46,098	46,098	46,098
Diluted earnings:
Income (loss) from continuing operations	$0.40	$(0.31)	$0.95	$0.50	$1.20
Income (loss) from discontinued operations per LP Unit	12.29	(0.05)	1.69	0.55	(0.08)
Diluted earnings (loss) per LP Unit	$12,69	$(0.36)	$2.64	$1.05	$1.12
Weighted average limited partnership units and equivalent partnership units outstanding	61,857	54,085	51,542	46,098	56,467
Other financial data:
EBITDA(1)	$1,138,763	$254,100	341,647	$171,806	$149,499
Adjusted EBITDA(1)	$1,039,056	$323,354	350,826	$174,420	$153,107
Cash dividends declared (per LP Unit)	$0.40	0.20	—	—	—
Ratio of earnings to fixed charges(2)	—	—	2.6	2.0	2.2

	As of December 31,
	2006	2005	2004	2003(1)	2002
	(in $000s)
Balance sheet data:
Cash and cash equivalents	$1,912,235	$460,091	$762,708	$487,498	$79,540
Investments	719,047	820,817	350,527	167,727	395,495
Property, plant and equipment, net	907,071	749,712	580,428	597,487	735,236
Total assets	4,244,747	3,963,545	2,861,153	2,156,892	2,002,493
Long term debt (including current portion and debt related to assets held for sale)	1,208,960	1,435,821	759,807	374,421	435,675
Liability for preferred limited partnership units(3)	117,656	112,067	106,731	101,649	—
Partners’ equity	2,310,655	1,495,532	1,641,755	1,527,396	1,387,253
——————
(1)
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

The following table reconciles net earnings (loss) to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in $000s):

	Year Ended December 31,
	2006	2005	2004	2003	2002

Net earnings (loss)	$798,833	$(25,669)	$153,754	$70,332	$48,726
Interest expense	132,878	105,179	65,623	38,865	37,204
Income tax expense (benefit)	40,149	21,092	18,312	(15,792)	10,880
Depreciation, depletion and amortization	166,903	153,498	103,958	78,401	52,689
EBITDA	1,138,763	254,100	341,647	171,806	149,499
Unrealized (gains) losses on derivative contracts	(99,707)	69,254	9,179	2,614	3,608
Adjusted EBITDA	$1,039,056	$323,354	$350,826	$174,420	$153,107
——————
(2)
Represents our ratio of earnings to fixed charges for the periods indicated. For purposes of computing the ratio of earnings to fixed charges, earnings represent earnings from continuing operations before income taxes, equity in earnings (loss) of investees and minority interest plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization premiums, discounts and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For 2006 and 2005, fixed charges exceeded earnings by $44.4 million and $15.9 million, respectively.
(3)
On July 1, 2003, we adopted Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that a financial instrument, which is an unconditional obligation, be classified as a liability. Previous guidance required an entity to include in equity financial instruments that the entity could redeem in either cash or stock. Pursuant, to SFAS 150, our preferred units, which are an unconditional obligation, have been reclassified from “Partners equity” to a liability account in the consolidated balance sheets.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:
1.
Overview
2.
Discontinued Operations
3.
Results of Operations
•
Consolidated Financial Results
•
Gaming
•
Real Estate
•
Home Fashion
•
Holding Company and Investments
4.
Liquidity and Capital Resources
•
Consolidated Financial Results
•
Gaming
•
Real Estate
•
Home Fashion
5.
Critical Accounting Policies & Estimates
6.
Certain Trends and Uncertainties

Overview
American Real Estate Partners, L.P., the “Company” or AREP or “we”, is a master limited partnership formed in Delaware on February 17, 1987. AREP is a diversified holding company owning subsidiaries engaged in the following operating businesses: Gaming, Real Estate, and Home Fashion. In addition, during the fourth quarter of 2006 we divested our Oil and Gas operating unit and our Atlantic City Gaming property.
Our primary business strategy is to continually evaluate our existing operating businesses with a view to maximizing value to our unitholders. We may also seek to acquire additional businesses that are distressed or in out-of-favor industries and will consider the divestiture of businesses. In addition, we invest our available liquidity in debt and equity securities with a view to enhancing returns as we continue to assess further acquisitions of operating businesses.
We own a 99% limited partnership interest in American Real Estate Holdings Limited Partnership, or AREH. AREH and its subsidiaries hold our investments and substantially all of our operations are conducted through AREH and its subsidiaries. American Property Investors, Inc., or API, owns a 1% general partnership interest in both us and AREH, representing an aggregate 1.99% general partnership interest in us and AREH. API is owned and controlled by Mr. Carl C. Icahn. As of December 31, 2006, affiliates of Mr. Icahn beneficially owned approximately 90% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units.
In addition to our Gaming, Real Estate and Home Fashion operating units, we discuss the Holding Company. The Holding Company includes the unconsolidated results of AREH and AREP, and investment activity and expenses associated with the activities of a holding company.
A summary of the significant events that occurred in 2006 is as follows:
•
Sold our Oil and Gas operating unit and our Atlantic City gaming properties in November 2006, resulting in a gain of approximately $663.7 million;
•
Enhanced our liquidity: our total cash and investments as of December 31, 2006 increased to approximately $2.6 billion, as compared to $1.3 billion as of December 31, 2005, resulting primarily from the proceeds from the sale of our Oil and Gas and Atlantic City gaming properties;
•
Entered into a credit agreement providing for additional borrowings by AREP of up to $150.0 million. As of December 31, 2006 there were no borrowings under the facility;
•
Acquired the Aquarius Casino Resort in Laughlin, Nevada in May 2006; and
•
Increased our investment in WPI through the purchase of $200.0 million of preferred stock, the proceeds of which, in part, WPI used to acquire a manufacturing facility in Bahrain.
The key factors affecting the financial results for the year ended December 31, 2006 versus 2005 were:
•
Reclassified the operating results of our Oil and Gas operating unit and Atlantic City gaming properties to discontinued operations as a result of the sale of those businesses in the fourth quarter of 2006. These sales resulted in a gain of $663.7 million. Gains on sales of assets from the sales and disposition of real estate were $12.7 million and $21.8 million for 2006 and 2005, respectively;
•
An increase in operating income of $10.2 million from real estate property development, attributable primarily to $36.1 million of sales at our New Seabury, Massachusetts property;
•
Operating losses of $150.6 million from our Home Fashion segment, of which $45.6 million relates to restructuring costs consisting primarily of impairment charges in connection with the closing of plants, the effect of which on net earnings was offset in part by $68.2 million relating to the minority interests’ share in WPI’s losses;
•
An increase in Holding Company costs of $8.7 million, principally due to a $6.2 million non-cash compensation charge related to the cancellation of unit options, as well as higher legal and professional fees;
•
Net realized and unrealized gains on investments of $91.3 million in 2006 compared to net realized and unrealized losses on investments of $21.3 million in 2005;

•
Recorded $34.5 million of income tax benefits in 2006 as a result of the reversal of deferred tax valuation allowances for our Oil and Gas operating unit and Atlantic City gaming properties; and
•
Income from discontinued operations increased to $154.8 million in 2006 as compared to losses from discontinued operations in 2005 of $28.5 million, primarily as a result of an increase in oil and gas operating income of $145.8 million (realized and unrealized oil and gas derivative gains in 2006 were $73.8 million compared to realized and unrealized oil and gas derivative losses of $120.5 million in 2005). 2005 results were negatively impacted by the impairment charge of $52.4 million in 2005 relating to GB Holdings’ bankruptcy.
The key factors affecting the financial results for the year ended December 31, 2005 versus 2004 were:
•
Decreased operating income, principally due to the operating loss of $22.4 million in the Home Fashion segment and an increase of $12.4 million in Holding Company costs;
•
Net losses on securities of $21.3 million in 2005 versus gains of $16.5 million in 2004;
•
Interest expense increased $43.9 million due to higher debt levels; and
•
Income (loss) from discontinued operations fell $91.6 million resulting from reduced gains on sales of properties and impairment charges of $52.4 million in connection with the bankruptcy of GBH.
Discontinued Operations
The Sands and Related Assets
On November 17, 2006, our indirect majority-owned subsidiary, Atlantic Coast Entertainment Holdings, Inc., ACE Gaming LLC, a New Jersey limited liability company and a wholly-owned subsidiary of Atlantic Coast which owns The Sands Hotel and Casino in Atlantic City, AREH, and certain other entities owned by or affiliated with AREH completed the sale to Pinnacle Entertainment, Inc., of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including 7.7 acres of land known as the Traymore site. We own, through subsidiaries, approximately 67.6% of Atlantic Coast, which owns 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of AREH for subsidiaries which own the Traymore site and the adjacent properties. Under the terms of the agreement, $50.0 million of the purchase price paid to Atlantic Coast was deposited into escrow pending satisfaction of certain conditions, including the conclusion of the GBH litigation. On February 22, 2007, we resolved all outstanding litigation involving our interest in the Atlantic City gaming operations, resulting in a release of all claims against us. See Item 3. Legal Proceedings.
Oil and Gas Operations
On November 21, 2006, our indirect wholly-owned subsidiary, AREP O & G Holdings LLC, completed the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC to SandRidge for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued at $18 per share on the date of closing, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas.
On November 21, 2006, pursuant to an agreement dated October 25, 2006 among AREH, NEG Oil & Gas and NEGI, NEGI sold its membership interest in NEG Holding LLC to NEG Oil & Gas in consideration of approximately $261.1 million paid in cash. Of that amount, $149.6 million was used to repay the NEGI 10.75% senior notes due 2007, including principal and accrued interest, all of which was held by us.
Real Estate
Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations changed during 2006 and, accordingly, certain amounts in the accompanying 2005 and 2004 financial statements have been reclassified to conform to the current classification of properties.

Results of Discontinued Operations
The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” For further discussion, see Note 5 to our consolidated financial statements.
Summarized financial information for discontinued operations is set forth below:

	December 31,
	2006	2005	2004

Total revenues	$497,060	$368,133	$329,600
Total operating income	174,334	34,852	46,720
Interest expense	(26,266)	(14,005)	(18,303)
Interest and other income	11,004	5,897	6,703
Impairment loss on GBH	—	(52,366)	(15,600)
Income tax expense	(4,241)	(2,922)	(8,213)
Income (loss) from discontinued operations	154,831	(28,544)	11,307
Gain on sales of discontinued operations, net of income taxes	676,444	21,849	75,197
Minority interests	(55,511)	3,682	2,074
	$775,764	$(3,013)	$88,578
Results of Operations
Consolidated Financial Results
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenues for 2006 increased by $577.0 million, or 64.0%, as compared to 2005. This increase reflects the inclusion of WPI, which we acquired in August 2005, for the entire year in 2006 (an increase of $485.0 million); increases in revenue of $57.7 million from Gaming and of $34.3 million from Real Estate. Gaming revenues include $57.6 million of revenues generated by the Aquarius Casino Resort in Laughlin, Nevada, which was acquired in May 2006.
We reported an operating loss for 2006 of $89.8 million as compared to operating income of $45.2 million for 2005. This change is primarily attributable to the inclusion of $150.6 million of operating losses for WPI, of which $45.6 million relates to impairment and restructuring charges, reduction in operating income of $8.3 million for Gaming, and an increase in Holding Company costs of $8.7 million. The effect of operating losses from WPI on our net earnings are offset, in part, by $68.2 million attributable to the WPI minority interests’ share of such losses. Operating income for 2006 from Real Estate increased by $10.2 million, primarily attributable to the sale of 37 units at New Seabury.
Interest expense for 2006 increased by $15.4 million, or 16.9%, as compared to 2005. This increase includes a full year in 2006 of interest on the $480.0 million principal amount of senior notes issued on February 7, 2005, an increase in borrowings under credit facilities, as well as margin interest expense incurred in the Holding Company’s investment brokerage accounts. Interest income increased by $9.9 million, or 23.1%, as compared to the prior year, due to the increase in the Holding Company’s cash position. Other income (expense), net increased by $112.1 million from the prior period, primarily reflecting net realized and unrealized gains on investments.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenues for 2005 increased by $539.4 million, or 149.2%, as compared to the prior year. This increase reflects the inclusion of WPI ($472.7 million for five months), increases of $28.0 million for Gaming and $38.7 million for Real Estate.
Operating income for 2005 decreased by $10.8 million, or 19.2%, as compared to the prior year. This decrease reflects the inclusion of losses on WPI of $22.4 million and an increase in Holding Company costs of $12.4 million, of which $4.3 million related to acquisitions. These items were offset by increases of $18.2 million from Gaming, and $5.9 million from Real Estate activities.
Interest expense for 2005 increased by $43.9 million, or 92.7%, as compared to the prior year. This increase reflects the increased amount of borrowings, principally attributable to the issuance in February 2005 of $480.0 million principal amount of 7.125% senior notes due 2013. Interest income increased slightly by $0.6 million, or 1.5%, as compared to the prior year. Other income (expense), net decreased by $37.3 million resulting primarily from net realized and unrealized gains and losses on investments.
Gaming
Our Gaming segment consists of our four gaming properties in Nevada: the Stratosphere, Arizona Charlie’s Boulder, and Arizona Charlie’s Dacatur in Las Vegas, and the Aquarius in Laughlin. As described above, operating results for The Sands are now classified as discontinued operations and are excluded from the results of our continuing Gaming operations. As disclosed in Note 4 to our consolidated financial statements, we acquired the Aquarius on May 19, 2006. Net revenues and operating loss for the Aquarius from the date of acquisition, May 19, 2006, through December 31, 2006 were $57.6 million and $0.4 million, respectively.
The Aquarius’ results are included in the table below in the column “Including Aquarius”. The results of operations discussed below refer to our gaming properties excluding the results of the Aquarius.
Summarized income statement information for the years ended December 31, 2006, 2005 and 2004 is as follows (in $000s):

	December 31,
	2006	2006	2005	2004
	Including Aquarius	Excluding Aquarius
Revenues:
Casino	$220,814	$179,643	$182,938	$167,972
Hotel	75,587	65,359	61,862	54,653
Food and beverage	83,667	72,346	70,060	66,953
Tower, retail and other income	35,912	33,668	35,413	33,778
Gross revenues	415,980	351,016	350,273	323,356
Less promotional allowances	30,281	22,911	22,291	23,375
Net revenues	385,699	328,105	327,982	299,981
Expenses:
Casino	80,060	65,115	63,216	61,985
Hotel	33,419	27,840	26,957	24,272
Food and beverage	60,052	52,312	51,784	48,495
Other operating expenses	16,856	15,416	15,372	14,035
Selling, general and administrative	108,977	84,764	81,321	78,816
Depreciation and amortization	27,620	23,550	22,305	23,516
	326,984	268,997	260,955	251,119
Operating income	$58,715	$59,108	$67,027	$48,862
As disclosed in Note 4 to our consolidated financial statements, we acquired the Aquarius on May 19, 2006. The following discussion of the results of operations at our gaming properties excludes the results of Aquarius.
We use certain key measurements to evaluate operating revenue. Casino revenue measurements include table games drop and slot coin-in which are the total amounts wagered by patrons. Participation expense includes fees paid to game owners for use of their games. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks, and the average check amount.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Gross revenues increased 0.2% to $351.0 million for the year ended December 31, 2006 from $350.3 million for the year ended December 31, 2005. This increase was primarily due to an increase in hotel and food and beverage revenues, partially offset by a decrease in casino revenues as discussed below.
Casino Revenues
Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues decreased 1.8% to $179.6 million, or 51.2% of gross revenues, for the year ended December 31, 2006 from $182.9 million, or 52.2% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to a decline in slot revenue due to less coin in, caused by increases in the price of gas, which adversely affected automobile traffic to Las Vegas, construction disruption at the Stratosphere and Arizona Charlie’s Boulder, and the entry of a new competitor in the market served by Arizona Charlie’s Decatur. For the year ended December 31, 2006, slot machine revenues were $145.6 million, or 81.1% of casino revenues, and table game revenues were $25.6 million, or 14.3% of casino revenues, compared to $149.2 million and $25.2 million, respectively, for the year ended December 31, 2005. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $8.4 million and $8.5 million for the years ended December 31, 2006 and 2005, respectively.
Non-Casino Revenues
Hotel revenues increased 5.7% to $65.4 million, or 18.6% of gross revenues, for the year ended December 31, 2006 from $61.9 million, or 17.7% of gross revenues, for the year ended December 31, 2005. This increase was primarily due to a 3.1% increase in hotel occupancy rate and a 2.5% increase in average room rate.
Food and beverage revenues increased 3.3% to $72.3 million, or 20.6% of gross revenues, for the year ended December 31, 2006, from $70.1 million, or 20.0% of gross revenues, for the year ended December 31, 2005. This increase was due to an increase in the average check amount partially offset by a decrease in the number of covers.
Tower, retail and other revenues decreased 4.9% to $33.7 million, or 9.6% of gross revenues, for the year ended December 31, 2006 from $35.4 million, or 10.1% of gross revenues, for the year ended December 31, 2005. This decrease was primarily due to a reduction in tower revenues because of the removal of the roller coaster.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 12.8% for the year ended December 31, 2006 from 12.2% for the year ended December 31, 2005. This increase was primarily due to increased marketing promotions, especially at Arizona Charlie’s Decatur and Arizona Charlie’s Boulder.
Operating Expenses
Casino operating expenses increased 3.0% to $65.1 million, or 36.3% of casino revenues, for the year ended December 31, 2006, from $63.2 million, or 34.6% of casino revenues, for the year ended December 31, 2005. This increase was primarily due to higher participation expenses and labor costs.
Hotel operating expenses increased 3.3% to $27.8 million, or 42.6% of hotel revenues, for the year ended December 31, 2006, from $27.0 million, or 43.6% of hotel revenues, for the year ended December 31, 2005. This increase was primarily due to higher labor costs as a result of the increase in occupancy rate.
Food and beverage operating expenses increased 1.0% to $52.3 million, or 72.3% of food and beverage revenues, for the year ended December 31, 2006, from $51.8 million, or 73.9% of food and beverage revenues, for the year ended December 31, 2005. This increase was primarily due to an increase in labor costs.
Other operating expenses remained flat at $15.4 million, or 45.8% of tower, retail and other revenues, for the year ended December 31, 2006, from 43.4% of tower, retail and other revenues, for the year ended December 31, 2005.

Selling, general and administrative expenses primarily consisted of payroll, marketing, advertising, utilities and other administrative expenses. These expenses increased 4.2% to $84.8 million, or 24.2% of gross revenues, for the year ended December 31, 2006, from $81.3 million, or 23.2% of gross revenues, for the year ended December 31, 2005. This increase was primarily due to an increase in marketing expenses.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Gross revenues increased 8.3% to $350.3 million for the year ended December 31, 2005 from $323.4 million for the year ended December 31, 2004. This increase was largely due to an increase in casino revenues, as well as increases in hotel, food and beverage, tower, retail and other revenues. The increases were primarily attributable to an increase in business volume, as discussed below.
Casino Revenues
Casino revenues consist of revenues from slot machines, table games, poker, race and sports book, bingo and keno. Casino revenues increased 8.9% to $182.9 million, or 52.2% of gross revenues, for the year ended December 31, 2005 from $168.0 million, or 51.9% of gross revenues, for the year ended December 31, 2004. Slot machine revenues were $149.2 million, or 81.6% of casino revenues, and table game revenues were $25.2 million, or 13.8% of casino revenues, for the year ended December 31, 2005 compared to $137.1 million, or 81.6% of casino revenues, and $25.1 million, or 14.9% of casino revenues, respectively, for the year ended December 31, 2004. The increase in casino revenues was primarily due to an increase in our slot hold percentage. Other casino revenues increased $2.7 million, or 46.6%, from $5.8 million for the year ended December 31, 2004 to $8.5 million for the year ended December 31, 2005.
Non-Casino Revenues
Hotel revenues increased 13.2% to $61.9 million, or 17.7% of gross revenues, for the year ended December 31, 2005 from $54.7 million, or 16.9% of gross revenues, for the year ended December 31, 2004. This increase was primarily due to a 12.8% increase in the average daily room rate at the Stratosphere and a 1.9% increase in overall hotel occupancy. The increase in the average daily room rate was primarily attributable to an increase in direct bookings and a decrease in rooms sold through wholesalers.
Food and beverage revenues increased 4.6% to $70.1 million, or 20.0% of gross revenues, for the year ended December 31, 2005, from $67.0 million, or 20.7% of gross revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in food and beverage covers of 3.7%.
Tower, retail and other revenues increased 4.7% to $35.4 million for the year ended December 31, 2005 from $33.8 million for the year ended December 31, 2004. This increase was primarily due to an increase in Stratosphere’s tower revenues as a result of more visitors and an increase in the average ticket price due to the opening of the Insanity ride in March 2005.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances decreased to 12.2% for the year ended December 31, 2005 from 13.9% for the year ended December 31, 2004. This decrease was primarily due to less aggressive promotional activities related to our slot operations.
Operating Expenses
Casino operating expenses increased 1.9% to $63.2 million, or 34.6% of casino revenues, for the year ended December 31, 2005 from $62.0 million, or 36.9% of casino revenues, for the year ended December 31, 2004. The increase was primarily due to costs related to increased utilization of participation games.
Hotel operating expenses increased 11.1% to $27.0 million, or 43.6% of hotel revenues, for the year ended December 31, 2005 from $24.3 million, or 44.4% of hotel revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in labor costs and supplies associated with the increase in hotel occupancy.

The decrease in operating expense as a percentage of hotel revenues was attributable to an increase in the average daily room rate.
Food and beverage operating expenses increased 6.8% to $51.8 million, or 73.9% of food and beverage revenues, for the year ended December 31, 2005 from $48.5 million, or 72.4% of food and beverage revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in labor costs and costs associated with an increase in the number of covers.
Other operating expenses increased 9.5% to $15.4 million, or 43.5% of tower, retail and other revenues for the year ended December 31, 2005 from $14.0 million, or 41.4% of tower, retail and other revenues for the years ended December 31, 2004. This increase was primarily due to an increase in labor costs associated with the opening of the Insanity ride and the opening of a new gift shop.
Selling, general and administrative expenses were primarily comprised of payroll, marketing, advertising, repair and maintenance, utilities and other administrative expenses. These expenses increased 3.2% to $81.3 million, or 23.2% of gross revenues, for the year ended December 31, 2005 from $78.8 million, or 24.3% of gross revenues, for the year ended December 31, 2004. This increase was primarily due to an increase in payroll expenses, credit card fees and information technology maintenance contracts.
Real Estate
Our real estate operations consist of rental real estate, property development and associated resort activities. The operating performance of the three segments was as follows (in $000s):

	Year Ended December 31,
	2006	2005	2004
Revenues:
Rental real estate:
Interest income on financing leases	$6,736	$7,299	$9,880
Rental income	8,177	7,083	6,686
Property development	90,955	58,270	27,073
Resort operations	28,707	27,647	17,918
Total revenues	134,575	100,299	61,557
Operating expenses:
Rental real estate	5,015	4,588	8,171
Property development	73,041	48,679	22,949
Resort operations	28,565	29,245	18,561
Total expenses	106,621	82,512	49,681
Operating income	$27,954	$17,787	$11,876
Rental Real Estate
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenues increased to $14.9 million, or by 3.7%, in 2006 from $14.4 million in the prior year. The increase was primarily attributable to leasing of previously vacant space partially offset by increased financing lease amortization and the sale of a financing lease property in 2005.
Operating expenses increased to $5.0 million, or by 9.3%, in 2006 from $4.6 million in the prior year. The increase was primarily due to increased property write-downs and increased rental and administrative expenses of the real estate division.
Year Ended December 31, 2005 compared to the Year Ended December 31, 2004
Revenues decreased to $14.4 million, or by 13.2%, in 2005 from $16.6 million in the prior year. The decrease was primarily attributable to the sale of ten financing lease properties.
Operating expenses decreased to $4.6 million, or by 43.9%, in 2005 from $8.2 million in the prior year. The decrease was primarily due to hurricane related losses in 2004.

We market portions of our commercial real estate portfolio for sale. Sale activity was as follows (in $000s, except unit data):

	Year Ended December 31,
	2006	2005	2004

Properties sold	18	14	57
Proceeds received	$25,340	$52,525	$245,424
Mortgage debt repaid	$—	$10,702	$93,845
Total gain recorded	$12,776	$16,315	$80,459
Gain recorded in continuing operations	$—	$176	$5,262
Gain recorded in discontinued operations(1)	$12,776	$16,139	$75,197
——————
(1)
In addition to gains on the rental portfolio of $16.1 million, a gain of $5.7 million on the sale of a resort property was recognized in 2005.
Property Development
Property development sales activity was as follows (in $000s, except unit data):

	Year Ended December 31,
	2006	2005	2004

Units sold
New Seabury, Massachusetts	37	1	7
Grand Harbor/Oak Harbor, Florida	22	21	3
Falling Waters, Florida	57	66	16
Westchester, New York	12	16	12
	128	104	38
Revenues
New Seabury, Massachusetts	$36,081	$423	$2,308
Grand Harbor/Oak Harbor, Florida	16,410	16,279	1,882
Falling Waters, Florida	14,355	12,771	2,844
Westchester, New York	24,109	28,797	20,039
	$90,955	$58,270	$27,073
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenues increased to $91.0 million, or by 56.1%, in 2006 from $58.3 million in the prior year. This increase was due to an increase in the number and the prices of units sold.
Operating expenses increased to $73.0 million, or by 50.0%, in 2006 from $48.7 million in the prior year. Operating expenses increased due to an increase in the number and costs of units sold.
In 2006, we sold 128 units at an average price of $710,586 with a profit margin of 19.7%. In 2005, we sold 104 units at an average price of $560,288 with a profit margin 16.5%.
The primary driver of our increased revenues and operating income was the approval of our New Seabury property for residential development. However, due to the current residential/vacation home sales slowdown, property development sales and profits are expected to decline in 2007 from levels achieved in 2006.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenues increased to $58.3 million, or by 115.2%, in 2005 from $27.1 million in the prior year. This increase was due to an increase in the number of units sold partially offset by a decrease in the prices of units sold.
Operating expenses increased to $48.7 million, or by 112.1%, in 2005 from $22.9 million in the prior year. Operating expenses increased due to an increase in the number of units sold partially offset by a decrease in the cost of units sold.

In 2005, we sold 104 units at an average price of $560,288 with a profit margin of 16.5%. In 2004, we sold 38 units at an average price of $712,447 with a profit margin of 15.2%.
Resort Activities
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Revenues increased to $28.7 million, or by 3.8%, in 2006 from $27.6 million in the prior year primarily attributable to increased club dues.
Operating expenses decreased to $28.6 million, or by 2.3%, in 2006 from $29.2 million in the prior year primarily due to decreased payroll and related expenses.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Revenues increased to $27.6 million, or by 54.3%, in 2005 from $17.9 million in the prior year. This increase is primarily due to the acquisition of Grand Harbor in July, 2004. Grand Harbor revenues were $14.3 million and $5.6 million in 2005 and 2004, respectively.
Operating expenses increased to $29.2 million, or by 57.6%, in 2005 from $18.6 million in the prior year. This increase is primarily due to the acquisition of Grand Harbor. Grand Harbor expenses were $16.3 million and $6.4 million in 2005 and 2004, respectively.
Home Fashion
On August 8, 2005, WestPoint International, Inc., or WPI, our indirect subsidiary, completed the acquisition of substantially all of the assets of WestPoint Stevens. The acquisition was completed pursuant to an agreement dated June 23, 2005, which was subsequently approved by the U.S. Bankruptcy Court.
WPI, through its indirect wholly-owned subsidiary, WestPoint Home, Inc., is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI currently operates 32 retail outlet stores that sell home fashion products consisting principally of products manufactured by WPI. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.
Ongoing litigation may result in our ownership of WPI being reduced to less than 50%. See Item 3. Legal Proceedings.
Results of Operations
Summarized statement of operations for the year ended December 31, 2006 and the period from August 8, 2005 (acquisition date) to December 31, 2005 is as follows (in $000s):

	Year Ended December 31, 2006	Period August 8, 2005 to December 31, 2005

Revenues	$957,656	$472,681
Costs and expenses:
Cost of sales	901,735	421,408
Selling, general and administrative	160,911	72,044
Restructuring and impairment charges	45,647	1,658
Total costs and expenses	1,108,293	495,110
Operating loss	$(150,637)	$(22,429)
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
Year ended December 31, 2006 and for Period from August 8, 2005 to December 31, 2005
Net sales for the year ended December 31, 2006 were $957.7 million. Bed products net sales were $572.6 million, bath products net sales were $311.8 million and other net sales were $73.3 million (consisting primarily of sales from the Company’s retail outlet stores). Net sales for the period August 8, 2005 (acquisition date) to December 31, 2005 were $472.7 million. Bed products net sales were $294.9 million, bath products net sales were $144.0 million and other net sales were $33.8 million (consisting primarily of sales from the Company’s retail outlet stores).
Total depreciation expense for 2006 was $31.6 million, of which $25.5 million was included in cost of sales and $6.1 million was included in selling, general and administrative expenses. Total depreciation expense for the period from August 8, 2005 (acquisition date) to December 31, 2005 was $19.4 million, of which $16.0 million was included in cost of sales and $3.4 million was included in selling, general and administrative expenses.
Gross earnings before selling, general and administrative expenses for 2006 were $55.9 million, and reflect gross margins of 5.8%. Gross earnings during 2006 were negatively impacted by the carrying costs of certain U.S. based manufacturing facilities that were closed in 2006 or are scheduled to be closed during 2007. Gross earnings before selling, general and administrative expenses for the period August 8, 2005 (acquisition date) to December 31, 2005 were $51.3 million, and reflect gross margins of 10.8%.
Selling, general and administrative expenses were $160.9 million for 2006, and as a percent of net sales represented 16.8%. Selling, general and administrative expenses were $72.0 million for the period from August 8, 2005 (acquisition date) to December 31, 2005, and as a percent of net sales represent 15.2%.
Total expenses for 2006 included $33.3 million of non-cash impairment charges related to the fixed assets of plants that have been or will be closed and $12.3 million of restructuring charges (of which $3.4 million related to severance costs and $8.9 million related to continuing costs of closed plants). Total expenses for the period from August 8, 2005 (acquisition date) to December 31, 2005 included $1.7 million of restructuring charges (of which $0.1 million related to severance costs and $1.6 million related to continuing costs relating to closed plants).
We expect to continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout 2007. If our restructuring efforts are unsuccessful, we may be required to record additional impairment charges related to the carrying value of long-lived assets. Additionally, as part of the restructuring efforts, we expect to record impairment charges as additional plants are closed.
Holding Company
Investment Activities
The Holding Company engages in various investment activities. The activities include those associated with investing its available liquidity, investing to earn returns from increases or decreases in the market price of securities, and investing with the prospect of acquiring operating businesses that we control.
Holding Company and Acquisition Costs
Holding Company and acquisition costs are treated as general and administrative expenses, which are primarily related to payroll expense and professional fees of the Holding Company.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Holding Company and acquisition costs increased 50.6% to $25.8 million, as compared to $17.1 million in the prior year due largely to the impact of a compensation charge related to the cancellation of unit options of $6.2 million and higher legal and other professional fees of $3.2 million and $2.8 million, respectively.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Holding company and acquisition costs increased 262% to $17.1 million, as compared to $4.7 million in the prior year due largely to higher direct acquisition costs of $4.3 million and other legal and professional fees of $3.3 million.
The direct acquisition costs related to legal and professional fees associated with the five acquisitions that were made in the first two quarters of 2005. Direct acquisition costs associated with the WPI acquisition have been capitalized. Legal and professional expenses rose due to ongoing legal proceedings relating to WPI, as well as increased expense associated with the preparation and review of our financial results and other compliance related activities including those required under the Sarbanes-Oxley Act of 2002. Higher compensation costs reflect increased headcount levels (average of 22 employees in 2005 compared to 15 in the prior year) as well as costs associated with the CEO option plan.
Interest Income and Expense
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Interest expense increased 16.9% to $106.6 million, during 2006 as compared to $91.2 million in the prior year. This increase reflects increased borrowings in 2006 as a result of margin expense of $7.9 million, borrowing under the ACEP revolving credit facility, which was increased to $60.0 million in May 2006 and a $32.5 million mortgage in June 2006.
Interest income increased 23.1% to $52.7 million during 2006 as compared to $42.8 million in 2005. This was primarily due to the substantial increase in the Holding Company’s cash position from the sales of our Oil and Gas operations and ACE in the fourth quarter of 2006.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Interest expense increased 92.7% to $91.2 million, during 2005 as compared to $47.3 million in the prior year. This increase reflects increased borrowings in 2005 as a result of the $480.0 million senior notes in February 2005 and a full year’s interest on the $353.0 million senior notes issued in May 2004.
Interest income for 2005 and 2004 was $42.8 million and $42.1 million, respectively.
Other Income (Expense), net
Other income (expense), net for the years ended December 31, 2006, 2005 and 2004 is as follows (in $000s):

	Years Ended December 31,
	2006	2005	2004

Net realized gains on sales of marketable securities	$69,099	$10,120	$40,159
Unrealized gains (losses) on marketable securities	21,288	9,856	(4,812)
Net realized (losses) on securities sold short	(17,146)	(37,058)	—
Unrealized gains (losses) on securities sold short	18,067	(4,178)	(18,807)
Gain on sale or disposition of real estate	3,372	176	5,262
Other	4,597	8,223	2,651
	$99,277	$(12,861)	$24,453
Equity in Earnings of Affiliate (ImClone Systems Incorporated)
In the fourth quarter of 2006, we changed our method of accounting for our investment in ImClone Systems Incorporated to the equity method of accounting. As a result, the financial statements of prior years have been adjusted to apply the new method retrospectively. See Notes 2 and 7 to the consolidated financial statements.
The effect of the change increased our 2006 net income by $12.6 million ($0.23 per share). The financial statements for 2005 have been retrospectively adjusted for the change, which resulted in an increase of net income for 2005 of $1.4 million ($0.04 per share). The effect of the change resulted in an increase and decrease in our total partners’ equity by $42.2 million and $2.9 million at December 31, 2006 and 2005, respectively, as a result of recording our proportionate share of ImClone’s net income, other comprehensive income and other changes in ImClone’s stockholders’ equity.
At December 31, 2006 and 2005, our carrying value of our equity investment in ImClone was $164.3 million and $97.3 million, respectively. As of December 31, 2006, the market value of our ImClone shares held was $122.2 million. As of September 30, 2006, our underlying equity in the net assets of ImClone was approximately $36.3 million. While we recognize that the carrying value of our investment in ImClone as of December 31, 2006 is greater than the market value of our shares held, we do not believe that this is an other than temporary decline and accordingly no impairment has been recognized. We evaluate the carrying value of our investment in Imclone on a quarterly basis.
Effective Income Tax Rate
For the year ended December 31, 2006, we recorded an income tax provision of $13.3 million on a pre-tax loss of $31.8 million. For the year ended December 31, 2005, we recorded an income tax provision of $18.2 million on a pre-tax loss of $14.6 million. Our effective income tax rate was (41.7%) and (124.2%) for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to losses incurred for which a benefit was not provided, changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
For the year ended December 31, 2005, we recorded an income tax provision of $18.2 million on a pre-tax loss of $14.6 million. For the year ended December 31, 2004, we recorded an income tax provision of $10.1 million on pre-tax income of $75.3 million. Our effective income tax rate was (124.2%) and 13.4% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to losses incurred for which a benefit was not provided, changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.
Liquidity and Capital Resources
Consolidated Financial Results
We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. The sale of our Oil and Gas operating unit and Atlantic City gaming properties resulted in significant increases in our liquid assets. As we continue to make investments in our operating businesses or make investments in new businesses, we expect to reduce the liquid assets at AREP and AREH to fund those businesses and investments. Consequently, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow of our subsidiaries and the payment of funds to us by our subsidiaries in the form of loans, dividends, distributions or otherwise.
The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which our subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, the notes issued by our indirect wholly-owned subsidiary, ACEP, contain restrictions on dividends and distributions and loans to us, as well as on other transactions with us. ACEP and WPI each also have financing agreements that have the effect of restricting dividends, distributions and other transactions with us. These agreements may preclude our receiving payments from these subsidiaries which account for a significant portion of our revenues and cash flows. We may enter into similar agreements for other segments or subsidiaries. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt will be limited.
In February 2007, we entered into an agreement and plan of merger pursuant to which we would acquire Lear for an aggregate purchase price of approximately $5.2 billion, of which we expect $2.6 billion will be financed with new borrowings, $1.3 billion of existing debt will be assumed by us, and the remaining $1.4 billion of equity will be invested by us.

On February 8, 2007, our subsidiary, AREP Car Holdings Corp., entered into a commitment letter with Bank of America, N.A., and Banc of America Securities LLC, pursuant to which Bank of America will act as the initial lender under two senior secured credit facilities in an aggregate principal amount of $3.6 billion, consisting of a $1.0 billion senior secured revolving facility and a $2.6 billion senior secured term loan B facility. The credit facilities, along with cash on hand, are intended to refinance and replace Lear’s existing credit facilities and to fund the transactions contemplated by the merger. We intend to fund approximately $1.4 billion of the purchase price from our cash and cash equivalents and investments.
If we complete the acquisition of Lear and fund the acquisition as we currently contemplate, under the financial tests in their indentures, AREP and AREH will not be able to incur additional indebtedness. Our subsidiaries, other than AREH, are not subject to any of the covenants contained in the indentures with respect to our senior notes, including the covenants restricting debt incurred.
In May 2004, we issued $353.0 million principal amount of 8.125% senior notes due 2012. In February 2005, we issued $480.0 million principal amount of 7.125% senior notes due 2013. In August 2006, we entered into a credit agreement pursuant to which we will be permitted to borrow up to $150.0 million. As of December 31, 2006, there were no borrowings under the facility. See “Borrowings” below for additional information concerning credit facilities for our subsidiaries.
On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7 1/8 % senior notes due 2013. The notes were issued pursuant to an indenture dated February 7, 2005, between us, as issuer, were issued at a 99.5% of par, or at a discount of 0.5%, and AREP Finance, as co-issuer, AREH, as Guarantor, and Wilmington Trust Company, as trustee. The notes have a fixed annual interest rate of 7 1/8% per annum, which will be paid every six months on February 15 and August 15 commencing on February 15, 2007. The notes will mature on February 15, 2013.
As of December 31, 2006, the Holding Company had a cash and cash equivalents balance of $1.3 billion, short-term investments of $657.8 million (of which $163.7 million was invested in short-term fixed-income securities) and total debt of $831.2 million, which primarily relates to the senior unsecured notes.
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
Cash Flows
Net cash provided by continuing operating activities was $117.7 million for the year ended December 31, 2006 as compared to $45.1 million in 2005. The increase primarily relates to net cash provided by activities and reductions in working capital. Our cash and cash equivalents and investments in marketable equity and debt securities increased by $1.4 billion during the year ended December 31, 2006, primarily resulting from the sale of our Oil and Gas operating unit and Atlantic City gaming properties, as well as $117.7 million net cash provided by continuing operations, partially offset by acquisitions of businesses of $208.6 million, and capital expenditures of $61.3 million.
We are continuing to pursue the purchase of business and assets, including businesses and assets that may not generate positive cash flow, are difficult to finance or may require additional capital, such as properties for development, non-performing loans, securities of companies that are undergoing or that may undergo restructuring, and companies that are in need of capital. All of these activities require us to maintain a strong capital base and liquidity.

Borrowings
Long-term debt consists of the following (in $000s):

	December 31,
	2006	2005

Senior unsecured 7.125% notes due 2013 — AREP	$480,000	$480,000
Senior unsecured 8.125% notes due 2012 — AREP, net of discount	351,246	350,922
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facilities — ACEP	40,000	—
Borrowings under credit facilities — NEG Oil & Gas(1)	—	300,000
Mortgages payable	109,289	81,512
Other	13,425	8,387
Total long-term debt	1,208,960	1,435,821
Less: current portion, including debt related to assets held for sale	(23,970)	(324,155)
	$1,184,990	$1,111,666
——————
(1)
On November 21, 2006, we sold all of the issued and outstanding membership interest in NEG Oil & Gas to SandRidge, consideration for which included the assumption by SandRidge of $300.0 million of debt of NEG Oil & Gas.
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
Senior unsecured notes restrictions and covenants
Both issuances of our senior unsecured notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of December 31, 2006, such ratio was less than 1.75 to 1.0. Based on this ratio, we and AREH could have incurred up to approximately $1.6 billion of additional indebtedness. If we complete the acquisition of Lear and fund the acquisition as we currently contemplate, AREP and AREH will not be able to incur additional indebtedness under this test.
In addition, both issuances of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended December 31, 2006, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.
The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of December 31, 2006, such ratio was in excess of 1.5 to 1.0.
The notes also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of December 31, 2006, we were in compliance with each of the covenants contained in our senior unsecured notes. We expect to be in compliance with each of the debt covenants for the period of at least twelve months from December 31, 2006.
AREP Senior Secured Revolving Credit Facility
On August 21, 2006, we and AREP Finance as the Borrowers, and certain of our subsidiaries, as Guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as Administrative Agent, and certain other lender parties. Under the credit agreement, we will be permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of December 31, 2006 there were no borrowings under the facility.
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
Senior secured 7.85% notes due 2012 — ACEP
In January 2004, ACEP issued senior secured notes due 2012. The notes, in the aggregate principal amount of $215.0 million, bear interest at the rate of 7.85% per annum, which will be paid every six months, on February 1 and August 1.
ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2006, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.
ACEP Senior Secured Revolving Credit Facility
Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as Guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of December 31, 2006, the interest rate on the outstanding borrowings under the credit facility was 6.85% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on May 10, 2010. As of December 31, 2006, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.
The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. As of December 31, 2006, such ratio was less than 1.0 to 1.0. As of December 31, 2006, ACEP was in compliance with each of the covenants.
The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.
Mortgages payable
Mortgages payable, all of which are nonrecourse to us, are summarized below. The mortgages bear interest at rates between 4.97 and 7.99% and have maturities between September 1, 2008 and July 1, 2016. The following is a summary of mortgages payable (in $000s):

	December 31,
	2006	2005

Total mortgages	$109,289	$81,512
Less: current portion and mortgages on properties held for sale	(18,174)	(18,104)
	$91,115	$63,408
On June 30, 2006, certain of our indirect subsidiaries engaged in property development and associated resort activities entered into a $32.5 million loan agreement with Textron Financial Corp. The loan is secured by a mortgage on our New Seabury golf course and resort in Mashpee, Massachusetts. The loan bears interest at the rate of 7.96% per annum and matures in five years with a balloon payment due of $30.0 million. Annual debt service payments of $3.0 million are required, which are payable in monthly installment amounts based on a 25-year amortization schedule.
WestPoint Home Secured Revolving Credit Agreement
On June 16, 2006, WestPoint Home, Inc., an indirect wholly-owned subsidiary of WPI, entered into a $250.0 million loan and security agreement with Bank of America, N.A., as Administrative Agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%.

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
As of December 31, 2006, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $40.1 million.
Maturities
The following is a summary of the maturities of our debt obligations (in $000s):

2007	$23,970
2008	29,227
2009	6,670
2010	1,684
2011	31,446
2012 — 2017	1,115,963
$1,208,960
Contractual Commitments
The following table reflects, at December 31, 2006, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due ($ in millions):

	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Senior unsecured 7.125% notes	$—	$—	$—	$480.0	$480.0
Senior unsecured 8.125% notes	—	—	—	353.0	353.0
Senior secured 7.85% notes	—	—	—	215.0	215.0
Senior debt interest	82.5	165.0	160.7	105.6	513.8
Borrowing under credit facilities – ACEP	—	—	40.0	—	40.0
Mortgages payable	18.2	30.3	32.8	28.1	109.4
Lease obligations	15.8	20.5	10.4	34.5	81.2
Construction and development obligations	9.4	0.8	—	—	10.2
Other	21.8	10.5	126.3	—	158.6
Total	$147.7	$227.1	$370.2	$1,216.2	$1,961.2
Home Fashion Purchase Orders
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
Obligations Related to Securities
As discussed in Note 7 to the consolidated financial statements, we have contractual liabilities of $25.4 million related to securities sold not yet purchased. This amount has not been included in the table above as their maturity is not subject to a contract and cannot properly be estimated.
Off Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.
Discussion of Segment Liquidity and Capital Resources
Gaming
Our primary source of cash from our Gaming operating unit is from the operation of our properties. At December 31, 2006, we had cash and cash equivalents of $54.9 million compared to $108.3 million in 2005 and $75.1 million at December 31, 2004. For the year ended December 31, 2006, net cash provided by operating activities (including the operations of the Aquarius) totaled $63.5 million compared to $62.3 million for the year ended December 31, 2005 and $54.6 million for the year ended December 31, 2004. In addition to cash from operations, cash is available to us under the senior secured revolving credit facility entered into by ACEP, as borrower, and certain of its subsidiaries, as guarantors. In May 2006, we entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to compliance with financial and other covenants (discussed below), until May 12, 2010. ACEP borrowed the maximum amount available under the facility, $60.0 million, in order to fund the acquisition of the Aquarius. At December 31, 2006, there were outstanding borrowings under the senior secured revolving credit facility of $40.0 million and availability of $20.0 million.
Our primary use of cash during the year ended December 31, 2006 was for the acquisition of the Aquarius as described below, operating expenses, capital spending, to pay interest on our 7.85% senior secured notes due 2012 and to repay borrowings and interest under ACEP’s senior secured revolving credit facility. Capital spending was approximately $46.9 million for the year ended December 31, 2006 compared to $28.2 million and $14.0 million for the years ended December 31, 2005 and 2004, respectively. We have estimated our 2007 capital spending for our existing facilities at approximately $31.1 million, which we anticipate to include approximately $14.9 million to purchase new and convert existing slot machines at the Aquarius and approximately $8.5 million for Aquarius hotel renovations. The remainder of our capital spending estimate for 2007 will be for upgrades or maintenance to our existing assets.
We funded the acquisition of the Aquarius with existing cash and borrowings of $60.0 million, under the senior secured revolving credit facility. We intend to fund the planned capital improvements with existing cash and cash flow from operations. The purchase price, including direct acquisition costs for the Aquarius, was $113.6 million. We currently estimate the cost of the improvements to be approximately $40.0 million through 2008, and have expended approximately $24.4 million through December 31, 2006. The capital improvement plan includes replacing slot machines, hotel renovations, signage and various other improvements.
Our cash used by financing activities in 2006 was primarily used to fund the acquisition of the Aquarius in 2006, to pay for the capital lease on our exterior signage for 2005 and to complete the acquisitions of three Las Vegas, Nevada gaming and entertainment properties from affiliated parties on May 26, 2004.
We believe operating cash flows will be adequate to meet our anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. However, additional financing, if needed, may not be available to us, or if available, the financing may not be on terms favorable to us. Our estimates of our reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.
Additionally, as described above, ACEP has a senior secured revolving credit facility that allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in May 2010. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of December 31, 2006, this ratio was less than 1.0 to 1.0. At December 31, 2006, there were $40.0 million of borrowings outstanding under the facility.
In furtherance of our strategy to maximize value for our unitholders and in light of favorable market conditions, we are currently evaluating alternatives for refinancing, recapitalizing and/or selling our Gaming segment.

Real Estate
Our real estate operating units generate cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.
Real estate development activities require a significant amount of funds. With our renewed development activity at New Seabury and Grand Harbor, it is expected that cash expenditures in 2007 will approximate $50 million. We expect that such amounts will be funded through advances from AREP’s existing cash reserves and from unit sales and, to the extent such proceeds are insufficient, by AREP from available cash.
During the year ended December 31, 2006, we sold 18 rental real estate properties for $25.3 million, which were unencumbered by mortgage debt.
During the year ended December 31, 2005, we sold 14 rental real estate properties for $52.5 million, which were encumbered by mortgage debt of $10.7 million. Net sales proceeds were $41.8 million. Also in 2005, we sold a resort property for $8.5 million.
Home Fashion
For the year ended December 31, 2006, our Home Fashion segment had a negative cash flow from operations of $36.9 million. Such negative cash flow was principally due to ongoing restructuring efforts partially offset by reductions in working capital. As discussed above, WPI expects to continue its restructuring efforts and, accordingly, expects that restructuring charges and operating losses will continue to be incurred through the end of 2007.
On December 20, 2006, pursuant to a subscription and standby commitment agreement, AREH purchased from WPI, 1,000,000 shares of WPI’s Series A-1 Preferred Stock, par value $0.01 per share, and 1,000,000 shares of WPI’s series A-2 Preferred Stock, par value of $0.01 per share, for an aggregate purchase price of $200.0 million. Each share of Series A-1 and Series A-2 Preferred Stock is convertible into WestPoint common stock at a conversion price of $10.50 per share, subject to adjustment in certain events. However, until certain conditions are met, the Series A-1 and Series A-2 Preferred Stock may not be converted into common stock. In addition, WestPoint may cause the conversion of all Series A-1 or Series A-2 Preferred Stock upon the occurrence of certain events.
On December 21, 2006 WPI used $98.6 million of the proceeds to finance the acquisition of certain bed products manufacturing facilities from Manama Textile Mills WLL in Bahrain. The remainder of the proceeds from the preferred stock offering will provide for additional payments due under this purchase agreement, working capital, capital expenditures, possible additional acquisitions and joint ventures and general corporate purposes.
At December 31, 2006, WPI had approximately $178.5 million of unrestricted cash and cash equivalents.
On June 16, 2006, WPI’s primary operating subsidiary, WestPoint Home, Inc., entered into a $250.0 million senior secured revolving credit facility from Bank of America, N.A. with an expiration date of June 15, 2011. The borrowing availability under the senior credit facility is subject to a monthly borrowing base calculation less outstanding loans, letters of credit and other reserves under the facility. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or at LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.
At December 31, 2006, there were no borrowings under the agreement, but there were outstanding letters of credit of $40.1 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $122.7 million at December 31, 2006.
The senior secured revolving credit agreement contains various covenants including, among others, restrictions on indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these, if excess availability, as defined after giving effect to any such debt issuance, investment, redemption, distribution or other transition or payment restricted by covenant meets a minimum threshold.

Capital expenditures by WPI were $11.1 million for the year ended December 31, 2006. Capital expenditures for 2007 are expected to total approximately $25.9 million. During 2006, WPI invested approximately $12.4 million, to acquire a 50% ownership interest in a joint venture in Pakistan for a bath products manufacturing facility. WPI may expend additional amounts in connection with further joint ventures and acquisitions, and such amounts may be significant.
Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility, WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital, capital spending and scheduled payments on the notes payable at least through the next twelve months. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI, or if available, the financing may not be on terms favorable to WPI. WPI’s estimates of its reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.
Distributions
During 2005, we began to pay distributions to our unitholders. Total distributions of $0.40 per unit were declared and paid during 2006 in an aggregate amount of $25.2 million.
On March 31, 2006, we distributed to holders of record of our preferred units as of March 15, 2006, 539,846 additional preferred units. Pursuant to the terms of the preferred units, on February 27, 2007, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 30, 2007 to holders of record as of March 15, 2007. On February 27, 2007, the number of authorized preferred units was increased to 12,100,000.
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
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 of our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments, recognition of casino revenues and promotional allowances and estimated costs to complete its land, house and condominium developments. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.
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
The more significant estimates include (1) the valuation allowances of accounts receivable and inventory, (2) the valuation of long-lived assets, mortgages and notes receivable, marketable equity and debt securities and other investments, (3) costs to complete for land, house and condominium developments, (4) gaming-related liability and promotional programs, (5) deferred tax assets, (6) oil and gas reserve estimates, (7) asset retirement obligations and (8) fair value of derivatives. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.
Income Taxes
No provision has been made for federal, state or local income taxes on the results of operations generated by partnership activities as such taxes are the responsibility of the partners. Our corporate subsidiaries account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2006 and 2005, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carry forward periods and is subject to change depending on the tax laws in effect in the years in which the carry forwards are used.
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

Certain Trends and Uncertainties
We have in the past and may in the future make forward looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A. Risk Factors of this Form 10-K.
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
We have predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2006, the impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of approximately $40 million. A 100 basis point decrease would result in an increase in market value of approximately $40 million.
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
Based on a sensitivity analysis for our equity price risks as of December 31, 2006 and 2005 the effects of a hypothetical 20% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $132.0 million and $170.0 million, respectively. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Partners of
American Real Estate Partners, L.P.
We have audited the accompanying consolidated balance sheets of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of GB Holdings, Inc. and Subsidiaries for the year ended December 31, 2004, which statements reflect losses of $12,822,000 included in the discontinued operations. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for GB Holdings, Inc. and Subsidiaries, is based solely on the report of the other auditors. Those auditors expressed an unqualified opinion with emphasis on a going concern matter on those financial statements in their report dated March 11, 2005. Also, we did not audit the financial statements of ImClone Systems Incorporated and Subsidiary, the investment in which, as discussed in Notes 2 and 7 to the financial statements, is accounted for by the equity method of accounting. The investment in ImClone Systems Incorporated and Subsidiary was $164,307,000 and $97,255,000 as of December 31, 2006 and 2005, respectively, and the equity in its net income was $12,620,000 and $1,375,000 respectively, for the years then ended. The financial statements of ImClone Systems Incorporated and Subsidiary were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ImClone Systems Incorporated and Subsidiary, is based solely on the reports of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 and 7, in 2006, the Partnership changed the accounting for its investment in ImClone Systems Incorporated and Subsidiary from an available for sale security to the equity method.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Real Estate Partners, L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
New York, New York
March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of GB Holdings, Inc.
We have audited the consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2004 of GB Holdings, Inc. and subsidiaries. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GB Holdings, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with US generally accepted accounting principles.
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
/s/ KPMG LLP
Short Hills, New Jersey
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Board of Directors and Stockholders
ImClone Systems Incorporated:
We have audited the consolidated balance sheets of ImClone Systems Incorporated and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for the years then ended, not presented separately herein. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ImClone Systems Incorporated and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in notes 2(i) and 11(d) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.
/s/ KPMG LLP
Princeton, New Jersey
March 1, 2007

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	December 31,
	2006	2005
	(in $000s, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,912,235	$460,091
Investments	539,115	720,526
Inventories, net	245,502	244,239
Trade, notes and other receivables, net	176,496	195,321
Other current assets	134,987	214,860
Assets held for sale	47,503	1,177,397
Total current assets	3,055,838	3,012,434
Property, plant and equipment, net:
Gaming	422,715	295,432
Real Estate	283,974	288,254
Home Fashion	200,382	166,026
Total property, plant and equipment, net	907,071	749,712
Equity investment and other	179,932	100,291
Intangible assets	25,916	23,402
Other assets	75,990	77,706
Total assets	$4,244,747	$3,963,545

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$69,853	$57,602
Accrued expenses and other current liabilities	197,792	143,427
Current portion of long-term debt	23,970	18,103
Securities sold not yet purchased	25,398	75,883
Margin liability on marketable securities	—	131,061
Liabilities of discontinued operations held for sale	—	489,598
Total current liabilities	317,013	915,674
Long-term debt	1,184,990	1,111,666
Other non-current liabilities	22,212	24,007
Preferred limited partnership units:
$10 per unit liquidation preference, 5% cumulative pay-in-kind; 11,400,000 authorized; 11,340,243 and 10,800,397 issued and outstanding as of December 31, 2006 and 2005, respectively	117,656	112,067
Total long-term liabilities	1,324,858	1,247,740
Total liabilities	1,641,871	2,163,414
Minority interests	292,221	304,599
Commitments and contingencies (Note 20)
Partners’ equity
Limited partners:
Depositary units; 67,850,000 authorized; 62,994,030 issued and 61,856,830 outstanding as of December 31, 2006 and 2005	2,524,615	1,725,714
General partner	(202,039)	(218,261)
Treasury units at cost:
1,137,200 depositary units	(11,921)	(11,921)
Partners’ equity	2,310,655	1,495,532
Total liabilities and partners’ equity	$4,244,747	$3,963,545

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(in 000s, except per unit data)
Revenues:
Gaming	$385,699	$327,982	$299,981
Real Estate	134,575	100,299	61,557
Home Fashion	957,656	472,681	—
	1,477,930	900,962	361,538
Expenses:
Gaming	326,984	260,955	251,119
Real Estate	106,621	82,512	49,681
Home Fashion	1,108,293	495,110	—
Holding Company	25,822	12,478	4,327
Acquisition costs	—	4,664	414
	1,567,720	855,719	305,541
Operating (loss) income	(89,790)	45,243	55,997
Other income (expense), net:
Interest expense	(106,612)	(91,174)	(47,320)
Interest income	52,672	42,791	42,145
Other income (expense), net	99,277	(12,861)	24,453
Equity in earnings of affiliate	12,620	1,375	—
(Loss) income from continuing operations before income taxes and minority interests	(31,833)	(14,626)	75,275
Income tax expense	(13,271)	(18,170)	(10,099)
Minority interests	68,173	10,140	—
Income (loss) from continuing operations	23,069	(22,656)	65,176
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	154,831	(28,544)	11,307
Gain on sales of assets, net of income taxes	676,444	21,849	75,197
Minority interests	(55,511)	3,682	2,074
Income (loss) from discontinued operations	775,764	(3,013)	88,578
Net earnings (loss)	$798,833	$(25,669)	$153,754
Net earnings (loss) attributable to:
Limited partners	$782,936	$(20,292)	$130,850
General partner	15,897	(5,377)	22,904
	$798,833	$(25,669)	$153,754
Net earnings per limited partnership unit:
Basic earnings (loss):
Income (loss) from continuing operations	$0.40	$(0.31)	$0.96
Income (loss) from discontinued operations	12.29	(0.05)	1.88
Basic earnings (loss) per LP unit	$12.69	$(0.36)	$2.84
Weighted average limited partnership units outstanding	61,857	54,085	46,098
Diluted earnings:
Income (loss) from continuing operations	$0.40	$(0.31)	$0.95
Income (loss) from discontinued operations	12.29	(0.05)	1.69
Diluted earnings (loss) per LP unit	$12.69	$(0.36)	$2.64
Weighted average limited partnership units and equivalent partnership units outstanding	61,857	54,085	51,542

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004

	General Partner’s Equity (Deficit)	Limited Partners’ Equity		Held in Treasury		Total Partners’ Equity
		Depositary Units	Preferred Units	Amounts	Units
	(in 000s)
Balance, December 31, 2003	$358,239	$1,181,078	—	$(11,921)	1,137	$1,527,396
Comprehensive income:
Net earnings	22,904	130,850	—	—	—	153,754
Reclassification of unrealized gains on marketable securities sold	(190)	(9,378)	—	—	—	(9,568)
Net unrealized gains on securities available for sale	1	32	—	—	—	33
Comprehensive income	22,715	121,504	—	—	—	144,219
Capital distribution from American Casino	(17,916)	—	—	—	—	(17,916)
Capital contribution to American Casino	22,800	—	—	—	—	22,800
Arizona Charlies acquisition	(125,900)	—	—	—	—	(125,900)
Change in deferred tax asset related to acquisition of Arizona Charlies	2,490	—	—	—	—	2,490
Net adjustment for Panaco acquisition	91,561	—	—	—	—	91,561
Distribution to general partner	(1,919)	—	—	—	—	(1,919)
Other	(19)	(957)	—	—	—	(976)
Balance, December 31, 2004	352,051	1,301,625	—	(11,921)	1,137	1,641,755
Comprehensive income:
Net earnings (loss)	(5,377)	(20,292)	—	—	—	(25,669)
Net unrealized gains (loss) on securities available for sale	(83)	(4,114)	—	—	—	(4,197)
Other comprehensive income (loss)	(2)	(75)				(77)
Comprehensive loss	(5,462)	(24,481)	—	—	—	(29,943)
General partner contribution	9,279	—	—	—	—	9,279
AREP Oil & Gas acquisitions	(616,740)	444,998	—	—	—	(171,742)
GBH/Atlantic Coast acquisitions	46,249	12,000	—	—	—	58,249
Change in reporting entity and other	(803)	3,253	—	—	—	2,450
CEO LP unit options	10	482	—	—	—	492
Return of capital to GB Holdings, Inc.	(2,598)	—	—	—	—	(2,598)
Partnership distributions	(251)	(12,371)	—	—	—	(12,622)
Equity in ImClone capital transactions	4	208	—	—	—	212
Balance, December 31, 2005	(218,261)	1,725,714	—	(11,921)	1,137	1,495,532
Comprehensive income:
Net earnings	15,897	782,936	—	—	—	798,833
Net unrealized gains on securities available for sale	591	29,093	—	—	—	29,684
Other comprehensive income	3	147	—	—	—	150
Comprehensive Income	16,491	812,176	—	—	—	828,667
CEO LP unit options	124	6,124	—	—	—	6,248
Atlantic Coast bond conversion	44	2,167	—	—	—	2,211
Partnership distributions	(502)	(24,743)	—	—	—	(25,245)
Equity in ImClone capital transactions	65	3,177	—	—	—	3,242
Balance, December 31, 2006	$(202,039)	$2,524,615	—	$(11,921)	1,137	$2,310,655
Accumulated other comprehensive income (loss) at December 31, 2006, 2005 and 2004 was $25.4 million, $(4.5) million and $(0.1) million, respectively.

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash Flows from Operating Activities: Cash Flows from Continuing Operations:
Income (loss) from continuing operations	$23,069	$(22,656)	$65,176
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,454	50,335	29,646
Investment (gains) losses	(91,308)	21,260	(16,540)
Preferred LP unit interest expense	5,589	5,336	5,082
Minority interest	(68,173)	(10,140)	—
Equity in earnings of affiliate	(12,620)	(1,375)	—
Stock based compensation expense	6,248	492	—
Deferred income tax expense	2	8,364	7,507
Impairment loss on fixed assets	33,701	—	—
Net cash provided by activities on trading securities	70,636	28,560	—
Other, net	(5,927)	(2,571)	(9,690)
Changes in operating assets and liabilities:
Decrease (increase) in trade notes and other receivables	49,710	10,671	(7,921)
Decrease (increase) in other assets	34,102	(9,684)	(124,004)
(Increase) decrease in inventory	8,822	17,880	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(7,570)	(51,399)	89,477
Net cash provided by continuing operations	117,735	45,073	38,733
Cash Flows from Discontinued Operations:
Income (loss) from discontinued operations	775,764	(3,013)	88,578
Depreciation, depletion and amortization	106,936	108,496	77,458
Change in fair market value of Oil & Gas derivative contracts	(99,707)	69,254	9,179
Impairment loss on GBH	—	52,366	15,600
Net (gain) from sales of businesses and properties	(676,444)	(21,849)	(75,197)
Other, net	65,904	(30,441)	9,661
Net cash provided by discontinued operations	172,453	174,813	125,279
Net cash provided by operating activities	290,188	219,886	164,012
Cash Flows from Investing Activities:
Cash Flows from Continuing Operations:
Capital expenditures	(61,338)	(36,380)	(109,532)
Purchases of marketable equity and debt securities	(243,162)	(764,271)	(283,615)
Proceeds from sales of marketable equity and debt securities	566,575	190,287	93,556
Net proceeds from the sale and disposition of real estate	—	8,414	43,590
Net proceeds from the sale and disposition of fixed assets	21,867	—	—
Purchase of debt securities of affiliates	—	—	(101,500)
Acquisitions of businesses, net of cash acquired	(208,645)	(293,649)	(125,900)
Other, net	—	9,586	50,848
Net cash provided by (used in) investing activities – continuing operations	75,297	(886,013)	(432,553)
Cash Flows from Discontinued Operations:
Capital expenditures	(306,696)	(326,309)	(132,220)
Net proceeds from the sales and disposition of assets	1,308,713	54,752	202,344
Other, net	(18,427)	4,704	21,090
Net cash provided by (used in) investing activities – discontinued operations	983,590	(266,853)	91,214
Net cash provided by (used in) investing activities	1,058,887	(1,152,866)	(341,339)

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Years Ended December 31, 2006, 2005 and 2004

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash Flows from Financing Activities:
Cash Flows from Continuing Operations:
Partners’ equity:
Members contribution	$—	$9,279	$22,800
Partnership distributions	(25,245)	(12,622)	(17,916)
Debt:
Proceeds from issuance of senior notes payable	—	480,000	565,409
Proceeds from credit facilities	60,000	—
Repayment of credit facilities	(21,034)	—	—
Net change in due to/from affiliates	—	14,557	(24,925)
Proceeds from mortgages payable	34,250	4,425	10,000
Mortgages paid upon disposition of properties	—	(3,777)	(26,800)
Periodic principal payments	(6,473)	(3,941)	(5,248)
Debt issuance costs	(8,257)	(8,952)	(18,111)
Other, net	—	4,258	—
Net cash provided by financing activities – continuing operations	33,241	483,227	505,209
Cash Flows from Discontinued Operations:
Net cash (used in) provided by financing activities – discontinued operations	(24,276)	219,568	(74,797)
Net cash provided by financing activities	8,965	702,795	430,412
Net increase (decrease) in cash and cash equivalents	1,358,040	(230,185)	253,085
Net change in cash of assets held for sale	94,104	(72,432)	22,125
Cash and cash equivalents, beginning of period	460,091	762,708	487,498
Cash and cash equivalents, end of period	$1,912,235	$460,091	$762,708

Supplemental information
Cash payments for interest, net of amounts capitalized	$106,635	$77,745	$60,472
Cash payments for income taxes, net of refunds	$15,439	$10,194	$2,912
Conversion of bonds in connection with acquisition of WPI	$—	$205,850	$—
Net unrealized gains (losses) on securities available for sale	$29,684	$(4,197)	$33
LP unit issuance	$—	$456,998	$—
Change in tax asset related to acquisitions	$—	$7,329	$2,490
Debt conversion relating to Atlantic Coast	$2,211	$29,500	$—
Equity received in consideration for sale of oil and gas operations	$231,156	$—	$—

See notes to consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
1. Description of Business and Basis of Presentation
General
American Real Estate Partners, L.P., or the Company or AREP, is a master limited partnership formed in Delaware on February 17, 1987. AREP is a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Gaming; Real Estate; and Home Fashion. In November 2006, we divested our Oil and Gas operating business and our Atlantic City gaming properties. Further information regarding our reportable segments is contained in Note 18.
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
Under our amended and restated partnership agreement we are permitted to make non-real estate related acquisitions and investments to enhance unitholder value and further diversify our assets. Investments may include equity and debt securities of domestic and foreign issuers. The portion of our assets invested in any one type of security or any single issuer are not limited.
We will conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940, or the 1940 Act. Generally, this means that no more than 40% of the Company’s total assets will be invested in investment securities, as such term is defined in the 1940 Act. In addition, we do not intend to invest in securities as our primary business. We will structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code.
As of December 31, 2006, affiliates of Mr. Icahn owned 9,813,346 preferred units and 55,655,382 depositary units which represented approximately 86.5% and 90% of the outstanding preferred units and depositary units, respectively.
Acquisitions
On August 8, 2005, WestPoint International, Inc., or WPI, our indirect majority-owned subsidiary, completed the acquisition of substantially all of the assets of WestPoint Stevens Inc., or WPS. Operating results for WPI are included with AREP’s results beginning as of August 8, 2005. In December 2006, WPI acquired a manufacturing facility in Bahrain for an aggregate cash consideration of $98.6 million and a seller note of $10.6 million. The purchase price is subject to working capital adjustments.
On May 19, 2006, our wholly-owned subsidiaries, AREP Laughlin Corporation, and AREP Boardwalk Properties LLC, completed the purchases, respectively, of the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada, and 7.7 acres of land adjacent to The Sands Hotel and Casino in Atlantic City, New Jersey, known as the Traymore site, from affiliates of Harrah’s Operating Company, Inc., or Harrah’s. Operating results for the Aquarius are included with AREP’s results beginning as of May 19, 2006.
Discontinued Operations
On November 17, 2006, our indirect majority owned subsidiary, Atlantic Coast Entertainment Holdings, Inc., completed the sale to Pinnacle Entertainment, Inc., or Pinnacle, of the outstanding membership interests in ACE Gaming LLC, the owner of The Sands and 100% of the equity interests in certain subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including the Traymore site to Pinnacle. See Note 5 for additional information regarding the sale.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
1. Description of Business and Basis of Presentation – (continued)
On November 21, 2006, our indirect wholly-owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC to SandRidge Energy, Inc formerly Riata Energy, Inc. See Note 5 for additional information regarding the sale.
Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during 2006 and, accordingly, certain amounts in the accompanying 2005 and 2004 financial statements have been reclassified to conform to the current classification of properties.
The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Filing Status of Subsidiaries
National Energy Group, Inc., or NEGI, and Atlantic Coast are reporting companies under the Securities Exchange Act of 1934. In addition, American Casino & Entertainment Properties LLC, or American Casino or ACEP, voluntarily files annual, quarterly and current reports. Each of these reports is separately filed with the Securities and Exchange Commission and are publicly available.
2. Summary of Significant Accounting Policies
As discussed in Note 1, we operate in several diversified segments. The accounting policies related to the specific segments or industries are differentiated, as required, in the list of significant accounting policies set out below.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of AREP and the majority-owned subsidiaries in which AREP has a controlling financial interest as of the financial statement date. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in AICPA Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force Issue No. 04-05, Investor’s Accounting for an Investment in a Limited Partnership when the Investor is the Sole General Partner and the Limited Partners have Certain Rights, with respect to our investments in partnerships and limited liability companies. All intercompany balance and transactions are eliminated.
We utilize the equity method of accounting with respect to investments where we exercise significant influence, but not control, over the operating and financial policies of the investee. A voting interest of at least 20% and no greater than 50% is normally a prerequisite for utilizing the equity method. However, we may apply the equity method with less than 20% voting interests based upon the facts and circumstances including representation on the investee’s Board of Directors, contractual veto or approval rights, participation in policy making processes and the existence or absence of other significant owners. In applying the equity method, investments are recorded at cost and subsequently increased or decreased by our proportionate share of the net earnings or losses of the investee. We also record our proportionate share of other comprehensive income items of the investee as a component of our comprehensive income. Dividends or other equity distributions are recorded as a reduction of the investment.
In accordance with generally accepted accounting principles, assets and liabilities transferred between entities under common control are accounted for at historical cost in a manner similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to their acquisition are retrospectively adjusted on a combined basis.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
2. Summary of Significant Accounting Policies – (continued)
As required by FIN 46R, Consolidation of Variable Interest Entities, we evaluate our investments and other financial relationships to determine whether any further entities are required to be consolidated.
Retrospective Application of Change in Accounting for Investment in ImClone Systems Incorporated
In the fourth quarter of 2006 we changed our method of accounting for our investment in ImClone Systems Incorporated, or ImClone, to the equity method of accounting. Previously, we accounted for our investment in ImClone as an available for sale security. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity as “Other Comprehensive Income.” We record our proportionate equity in the ImClone’s earnings and capital transactions on a one calendar quarter time lag.
From the first quarter of 2005 through the third quarter of 2006, AREP and certain other affiliates of Mr. Icahn purchased shares of common stock of ImClone. As of September 30, 2006, the total shares of ImClone held by AREP as a percentage of ImClone’s total outstanding shares was 5.4%. Also, in October 2006, Mr. Icahn was appointed Chairman of the board of directors of ImClone and certain other changes to ImClone’s board of directors took place which resulted in Mr. Icahn having the ability to exercise significant influence over the operating and financial policies of ImClone.
In assessing the applicability of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we have determined that, because of the ability of Mr. Icahn to exercise significant influence over ImClone’s operating and financial policies, we were required to adopt the equity method of accounting for our investment in ImClone, and accordingly the 2005 financial statements have been adjusted to apply the new method retrospectively. See Note 7 for information regarding the effect of this change on net income and total partners equity.
Use of Estimates in Preparation of Financial Statements
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.
The more significant estimates include (1) the valuation allowances of accounts receivable and inventory, (2) the valuation of long-lived assets, mortgages and notes receivable, marketable equity and debt securities and other investments, (3) costs to complete for land, house and condominium developments, (4) gaming-related liability and promotional programs, (5) deferred tax assets, (6) oil and gas reserve estimates, (7) asset retirement obligations and (8) fair value of derivatives. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.
Cash and Cash Equivalents
We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.
Restricted Cash
Restricted cash results primarily from escrow deposits, funds held in connection with collateralizing letters of credit and proceeds from securities sold but not yet purchased that require cash to be on deposit with the relevant brokerage institution. Restricted cash was $87.4 million and $161.2 million at December 31, 2006 and 2005, respectively, and is included as a component of other current assets in the accompanying consolidated balance sheets.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
2. Summary of Significant Accounting Policies – (continued)
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
A decline in the market value of any available for sale security below cost that is deemed to be other than temporary results in an impairment that is charged to earnings and the establishment of a new cost basis for the investment. Dividend income is recorded when declared and interest income is recognized when earned.
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
Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market. The cost of manufactured goods, which are held only by WPI, includes material, labor and factory overhead. We maintain reserves for estimated excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.
Inventories consisted of the following (in $000s):

	December 31,
	2006	2005

Raw materials and supplies	$32,059	$33,083
Goods in process	83,592	100,337
Finished goods	129,851	110,819
	$245,502	$244,239
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
December 31, 2006, 2005 and 2004
2. Summary of Significant Accounting Policies – (continued)
Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from our consolidated balance sheet, and any gain or loss is recognized in the year of disposal.
Real estate properties held for use or investment, other than those accounted for under the financing method, are carried at cost less accumulated depreciation. Where declines in the values of the properties are determined to be other than temporary, the cost basis of the property is written down to net realizable value. A property is classified as held for sale at the time management determines that the criteria in SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets have been met. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are no longer depreciated and their results of operations are included in discontinued operations. As a result of the reclassification of certain real estate to properties held for sale during the year ended December 31, 2006, income and expenses of such properties are reclassified to discontinued operations for all prior periods. If management determines that a property classified as held for sale no longer meets the criteria in SFAS 144, the property is reclassified as held for use.
Intangible Assets
Intangible assets consist of trademarks of WPI (Note 4). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead tested for impairment.
Accounting for the Impairment of Long-Lived Assets
We evaluate our long-lived assets in accordance with the application of SFAS No. 144. Accordingly, we evaluate the realizability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Inherent in the reviews of the carrying amounts of the above assets are various estimates, including the expected usage of the asset. Assets must be tested at the lowest level for which identifiable cash flows exist. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory, social and economic climates, recent operating information and budgets of the operating property.
Accounting for Asset Retirement Obligations
Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under SFAS No. 143, an asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount for the related long-lived asset which is depreciated over its useful life. In each subsequent period, the liability is adjusted to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Our asset retirement obligations relate to our oil and gas operating unit, which was sold to SandRidge in November 2006.
Oil and Natural Gas Properties
We utilized the full cost method of accounting for our crude oil and natural gas properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of crude oil and natural gas reserves are capitalized and amortized on the units-of-production method based upon total proved reserves. The costs of unproven properties are excluded from the amortization calculation until the individual properties are evaluated and a determination is made as to whether reserves exist. Conveyances of properties, including gains or losses on abandonment of properties, are treated as adjustments to the cost of crude oil and natural gas properties, with no gain or loss recognized.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
2. Summary of Significant Accounting Policies – (continued)
Under the full cost method, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed the estimated after-tax future net revenues from proved oil and natural gas properties, discounted at 10% per year (the ceiling limitation). In arriving at estimated future net revenues, estimated lease operating expenses, development costs, abandonment costs, and certain production related and ad-valorem taxes are deducted. In calculating future net revenues, prices and costs in effect at the time of the calculation are held constant indefinitely, except for changes which are fixed and determinable by existing contracts. The net book value of oil and gas properties is compared to the ceiling limitation on a quarterly basis. We did not incur a ceiling write-down in 2006, 2005 or 2004.
We have capitalized internal general and administrative costs of $1.5 million, $1.1 million and $1.0 million for the period from January 1, 2006 to November 21, 2006 and the years ended December 31, 2005 and 2004, respectively, with respect to our oil and gas activities. We have not capitalized interest expense. In November 2006, we sold our oil and gas operating units to SandRidge. Therefore, as of December 31, 2006 we have no capitalized costs relating to these operations.
Our oil and natural gas properties are subject to extensive Federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require us to remove or mitigate the environment effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.
Derivatives
From time to time our subsidiaries enter into derivative contracts, including (a) commodity price collar agreements entered into by our Oil & Gas segment to reduce our exposure to price risk in the spot market for natural gas and oil and (b) commodity futures contracts, forward purchase commodity contracts and option contracts entered into by our Home Fashion segment primarily to manage our exposure to cotton commodity price risk. We follow SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These pronouncements established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. Through December 31, 2006, we did not use hedge accounting and accordingly, all unrealized gains and losses are reflected in our consolidated statement of operations.
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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
2. Summary of Significant Accounting Policies – (continued)
Gaming— Gaming segment revenue consists of casino, hotel and restaurant revenues. We recognize revenues in accordance with industry practice. Casino revenue is the net win from gaming activities (the difference between gaming wins and losses). Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots. Gross revenues include the estimated retail value of hotel rooms, food and beverage and other items that are provided to customers on a complimentary basis. A corresponding amount is deducted as promotional allowances. The costs of such complimentary revenues are included in gaming expenses. Hotel and restaurant revenue is recognized when services are performed.
We also reward our customers, through the use of loyalty programs with points based on amounts wagered, that can be redeemed for a specified period of time for cash. We deduct the cash incentive amounts from casino revenue.
Oil and Gas — Revenues from the natural gas and oil produced are recognized upon the passage of title, net of royalties. We account for natural gas production imbalances using the sales method, whereby we recognize revenue on all natural gas sold to our customers notwithstanding the fact its ownership may be less than 100% of the natural gas sold. Liabilities are recorded by us for imbalances greater than our proportionate share of remaining natural gas reserves. We had $0 million and $1.1 million in gas balancing liabilities as of December 31, 2006 and 2005, respectively.
Revenues from the sale of oil and natural gas are shown net of the impact of realized and unrealized derivative losses.
Real Estate — Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We follow the guidelines for profit recognition set forth by SFAS No. 66, Accounting for Sales of Real Estate.
Leases— Substantially all of the property comprising our net lease portfolio is leased to others under long-term net leases and we account for these leases in accordance with the provisions of SFAS No. 13, Accounting for Leases, as amended. This statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or an operating lease. Under the financing method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Under the operating method, revenue is recognized as rentals become due, and expenses (including depreciation) are charged to operations as incurred.
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
Deferred tax assets are limited to amounts considered to be realizable in future periods. A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard imposed by SFAS No. 109 Accounting for Income Taxes to allow recognition of such an asset.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
2. Summary of Significant Accounting Policies – (continued)
Share-Based Compensation
In December 2004, SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) was issued. This accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. We have adopted SFAS No. 123R as of June 30, 2005. The adoption of SFAS No. 123R did not have any impact on our consolidated financial statements since there were no pre-existing unit options.
Net Earnings Per Limited Partnership Unit
Basic earnings per LP Unit are based on net earnings after deducting preferred pay-in-kind distributions to preferred unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of depositary limited partnership units outstanding.
Diluted earnings per LP Unit uses net earnings attributable to limited partner interests, as adjusted after July 1, 2003, for the preferred pay-in-kind distributions, as a result of our adoption of SFAS 150. The preferred units are considered to be equivalent units. The number of equivalent units used in the calculation of diluted income per LP unit was 5,444,028 units for the year ended December 31, 2004. For the years ended December 31, 2006 and 2005, 2,403,583 and 3,538,196 equivalent units were excluded from the calculation of diluted income per LP unit, respectively, as the effect of including them would have been anti-dilutive.
For accounting purposes, NEGI’s earnings prior to its acquisition in October 2003, earnings from Arizona Charlie’s Decatur and Arizona Charlie’s Boulder prior to their acquisition in May 2004, TransTexas’ earnings prior to its acquisition in April 2005, and earnings from NEG Holding LLC, or NEG Holdings (excluding earnings from NEG Holdings allocable to NEG), Panaco, GBH, and Atlantic Coast prior to their acquisitions in June 2005 have been allocated to the General Partner for accounting purposes and therefore are excluded from the computation of basic and diluted earnings per LP unit.
Recently Issued Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material affect on our consolidated financial statements.
In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS 157 does not require any new fair value measurements. We are currently evaluating the impact this standard will have on our operating income and statement of financial position. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 as of January 1, 2008, as required.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
2. Summary of Significant Accounting Policies – (continued)
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company has not been able to complete its evaluation of the impact of adopting FIN 48 and as a result, is not able to estimate what effect the adoption will have on its financial position and results of operations, including its ability to comply with current debt covenants.
On February 16, 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140. The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of Statement 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year beginning after September 15, 2006. We are currently evaluating the impact this new standard will have on our financial statements.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date after adoption. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007, but early adoption is permitted. We are currently evaluating the impact of adopting SFAS 159.
3. Operating Units
Through the second quarter of 2006, we conducted our continuing operating businesses in four principal areas: Oil and Gas, Gaming, Real Estate and Home Fashion. As described above, in November 2006, we sold our Oil and Gas operations. As a result, our Oil and Gas operations are now classified as discontinued operations and thus are not considered a reportable segment of our continuing operations. We now conduct our operating businesses in three principal areas: Gaming, Real Estate and Home Fashion.
a. Gaming
We own and operate gaming properties in Nevada. Our properties include the Stratosphere Casino Hotel and Tower, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder in Las Vegas and the Aquarius Casino Resort in Laughlin. Results for the Aquarius are included from the date of its acquisition, May 19, 2006. As described above, in November 2006, we sold our Atlantic City gaming property. As a result, such operations are now classified as discontinued operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
3. Operating Units – (continued)
Summary balance sheets for our Gaming segment as of December 31, 2006 and 2005, included in the consolidated balance sheet, are as follows (in $000s):

	December 31,
	2006	2005

Current assets	$85,583	$130,625
Property, plant and equipment, net	422,715	295,432
Other assets	44,455	43,719
Total assets	$552,753	$469,776
Current liabilities	$54,763	$37,890
Long term debt	257,329	217,335
Other liabilities	5,993	10,327
Total liabilities	$318,085	$265,552
Summarized income statement information for the years ended December 31, 2006, 2005 and 2004 is as follows (in $000s):

	December 31,
	2006	2005	2004

Revenues:
Casino	$220,814	$182,938	$167,972
Hotel	75,587	61,862	54,653
Food and beverage	83,667	70,060	66,953
Tower, retail and other income	35,912	35,413	33,778
Gross Revenues	415,980	350,273	323,356
Less promotional allowances	30,281	22,291	23,375
Net revenues	385,699	327,982	299,981
Expenses:
Casino	80,060	63,216	61,985
Hotel	33,419	26,957	24,272
Food and beverage	60,052	51,784	48,495
Tower, retail and other	16,856	15,372	14,035
Selling, general and administrative	108,977	81,321	78,816
Depreciation and amortization	27,620	22,305	23,516
Total costs and expenses	326,984	260,955	251,119
Operating income	$58,715	$67,027	$48,862

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
3. Operating Units – (continued)
b. Real Estate
Our Real Estate operations consist of rental real estate, property development, and associated resort activities.
Summarized income statement information attributable to real estate operations is as follows (in $000s):

	December 31,
	2006	2005	2004

Revenues:
Rental real estate:
Interest income on financing leases	$6,736	$7,299	$9,880
Rental income	8,177	7,083	6,686
Property development	90,955	58,270	27,073
Resort operations	28,707	27,647	17,918
Total revenues	134,575	100,299	61,557
Operating expenses:
Rental real estate	5,015	4,588	8,171
Property development	73,041	48,679	22,949
Resort operations	28,565	29,245	18,561
Total expenses	106,621	82,512	49,681
Operating income	$27,954	$17,787	$11,876
Rental Real Estate
As of December 31, 2006, we owned 37 rental real estate properties. These primarily consist of fee and leasehold interests in real estate in 19 states. Most of these properties are net-leased to single corporate tenants. Approximately 89% of these properties are currently net-leased, 3% are operating properties and 8% are vacant.
Property Development and Associated Resort Activities
We own, primarily through our Bayswater subsidiary, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts, and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of more than 400 and 1,000 units of residential housing, respectively. Both developments operate golf and resort activities.
A summary of real estate assets as of December 31, 2006 and 2005, included in the consolidated balance sheet, is as follows (in $000s):

	December 31,
	2006	2005

Rental Properties:
Finance leases, net	$66,335	$73,292
Operating leases	46,170	52,572
Property development	126,537	116,007
Resort properties	44,932	46,383
Total real estate	$283,974	$288,254

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
3. Operating Units – (continued)
In addition to the above are properties held for sale which amounted to $23.7 million and $27.2 million at December 31, 2006 and 2005, respectively. The operating results of certain of these properties are classified as discontinued operations.
Real Estate Leased to Others Accounted for Under the Financing Method
Real estate leased to others accounted for under the financing method is summarized as follows (in $000s):

	December 31,
	2006	2005

Minimum lease payments receivable	$69,366	$79,849
Unguaranteed residual value	39,843	43,429
	109,209	123,278
Less unearned income	39,341	46,239
	69,868	77,039
Less current portion of lease amortization	3,533	3,747
	$66,335	$73,292
The following is a summary of the anticipated future receipts of the minimum lease payments receivable at December 31, 2006 (in $000s):

2007	$9,570
2008	8,214
2009	7,993
2010	5,067
2011	4,973
Thereafter	33,549
$69,366
At December 31, 2006 and 2005, $60.6 million and $65.4 million, respectively, of the net investment in financing leases was pledged to collateralize the payment of nonrecourse mortgages payable.
Real Estate Leased to Others Accounted for Under the Operating Method
Real estate leased to others accounted for under the operating method is summarized as follows (in $000s):

	December 31,
	2006	2005

Land	$8,605	$12,449
Commercial Buildings	52,246	58,816
	60,851	71,265
Less accumulated depreciation	14,681	18,693
	$46,170	$52,572

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
3. Operating Units – (continued)
The following is a summary of the anticipated future receipts of minimum lease payments under non-cancelable leases at December 31, 2006 (in $000s):

2007	$11,963
2008	11,637
2009	10,606
2010	9,532
2011	8,468
Thereafter	24,635
$76,841
At December 31, 2006 and 2005, $22.7 million and $21.0 million, respectively, of net real estate leased to others were pledged to collateralize the payment of non-recourse mortgages payable.
Property Held for Sale
We market for sale portions of our commercial real estate portfolio. Sales activity was as follows (in $000s, except unit data):

	December 31,
	2006	2005	2004

Properties sold	18	14	57
Proceeds received	$25,340	$52,525	$254,424
Mortgage debt repaid	$—	$10,702	$93,845
Total gain recorded	$12,776	$16,315	$80,459
Gain recorded in continuing operations	$—	$176	$5,262
Gain recorded in discontinued operations(1)	$12,776	$16,139	$75,197
——————
(1)
In addition to gains on the rental portfolio of $16.1 million, a gain of $5.7 million on the sale of a resort property was recognized in 2005.
The following is a summary of property held for sale (in $000s):

	December 31,
	2006	2005

Leased to others	$28,668	$29,230
Vacant	50	1,049
	28,718	30,279
Less accumulated depreciation	5,053	3,046
	$23,665	$27,233
At December 31, 2006 and 2005, $19.8 million of real estate held for sale was pledged to collateralize the payment of non-recourse mortgages payable.
Other
In July 2004, we purchased two Vero Beach, Florida waterfront communities, Grand Harbor and Oak Harbor, “Grand Harbor”, including their respective golf courses, tennis complex, fitness center, beach club and clubhouses. The acquisition also included properties in various stages of development, including land for future residential development, improved lots and finished residential units ready for sale. The purchase price was $75.0 million, which included $62.0 million of land and construction in progress. We plan to invest in the further development of these properties and the enhancement of the existing infrastructure.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
3. Operating Units – (continued)
c. Home Fashion
WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products including, among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI currently operates 32 retail outlet stores that sell home fashion products, including, but not limited to, WPI’s home fashion products. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.
Summary balance sheets for Home Fashion as of December 31, 2006 and 2005 as included in the consolidated balance sheets are as follows (in $000s):

	December 31, 2006	December 31, 2005

Current assets	$567,419	$560,853
Assets held for sale	23,838	22,643
Property, plant and equipment, net	200,382	166,026
Other assets	38,199	23,402
Total assets	$829,838	$772,924
Current liabilities	$101,609	$103,931
Other liabilities	8,980	5,214
Total liabilities	$110,589	$109,145
Summarized statement of operations for the year ended December 31, 2006 and the period from August 8, 2005 (acquisition date) to December 31, 2005 is as follows (in $000s):

	Year Ended December 31, 2006	Period August 8, 2005 to December 31, 2005

Revenues	$957,656	$472,681
Costs and expenses:
Cost of sales	901,735	421,408
Selling, general and administrative	160,911	72,044
Restructuring and impairment charges	45,647	1,658
Total costs and expenses	1,108,293	495,110
Operating loss	$(150,637)	$(22,429)
A relatively small number of customers have historically accounted for a significant portion of WPI’s net revenue. During the year ended December 31, 2006 and the period August 8, 2005 to December 31, 2005, sales to six customers amounted to approximately 49.9% of net revenues. One customer accounted for 15% or more of WPI’s net revenue in both periods.
For the year ended December 31, 2006, total depreciation was $31.6 million, of which $25.5 million was included in cost of sales and $6.1 million was included in selling, general and administrative expenses. Total expenses for the year included $33.3 million of impairment charges related to the fixed assets of plants that have been or will be closed and $12.3 million of restructuring charges (of which approximately $3.4 million relates to severance and $8.9 million relates to continuing costs of closed plants).

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
3. Operating Units – (continued)
Impairment and restructuring charges for the year ended December 31, 2006 are included in Home Fashion operating expenses in the accompanying consolidated statements of operations.
To improve WPI’s competitive position, we intend to continue to restructure its operations to significantly reduce its cost of goods sold by closing certain plants located in the United States, sourcing goods from lower cost overseas facilities, and acquiring overseas manufacturing facilities. The Company has incurred impairment charges to write-down the value of WPI plants taken out of service to their estimated liquidation value. As of December 31, 2006, approximately $139.5 million of WPI’s assets are located outside of the United States, primarily in Bahrain.
Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of accrued restructuring costs at December 31, 2005 was $0.1 million. During the year ended December 31, 2006, we incurred additional restructuring costs of $12.3 million, of which $11.2 million was paid during the period. As of December 31, 2006, the accrued liability balance was $1.2 million which is included in accounts payable and accrued expenses in our consolidated balance sheet.
Total cumulative impairment and restructuring charges for the period from acquisition, August 5, 2005, through December 31, 2006, were $47.3 million.
We expect that restructuring charges will continue to be incurred throughout 2007. As of December 31, 2006, WPI expects to incur additional restructuring costs and impairment charges over the next year relating to the current restructuring plan of between $25.0 million and $30.0 million. Restructuring costs could be affected by, among other things, our decision to accelerate or delay restructuring efforts. As a result, actual costs incurred could vary materially from these amounts.
4. Acquisitions
Gaming
As described above, on May 19, 2006, our wholly-owned subsidiaries, AREP Laughlin and AREP Boardwalk Properties, completed the purchases of the Aquarius and the Traymore site, respectively, from affiliates of Harrah’s. The transactions were completed pursuant to an asset purchase agreement, dated as of November 28, 2005, between AREP Laughlin, AREP Boardwalk LLC, Harrah’s and certain affiliates of Harrah’s. Under the agreement, AREP Laughlin acquired the Aquarius and AREP Boardwalk Properties, an assignee of AREP Boardwalk LLC, acquired the Traymore site for an aggregate purchase price of approximately $170 million (excluding transaction costs and working capital of approximately $5.7 million). On November 17, 2006, we sold the Traymore site to Pinnacle.
The Aquarius is located on approximately 18 acres of land located next to the Colorado River in Laughlin, Nevada and is a tourist-oriented gaming and entertainment destination property. The Aquarius is the largest hotel in Laughlin, with 1,907 rooms in two 15-story towers, a 57,000 square-foot casino, five fast food franchise restaurants and four restaurants, a parking garage with capacity for 2,420 cars, over 35,000 square-feet of meeting space and a 3,300-seat amphitheater. The property also features an outdoor pool, fitness center and lighted tennis courts.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
4. Acquisitions – (continued)
The following table summarizes the estimated fair values of the net assets acquired on May 19, 2006 (in $000s):

	May 19, 2006 Fair Value
	Aquarius	Traymore Site	Total

Current assets	$7,172	$—	$7,172
Land	13,000	61,651	74,651
Building and equipment	95,336	—	95,336
Intangible assets	2,939	—	2,939
Assets acquired	118,447	61,651	180,098
Liabilities assumed	(4,874)	—	(4,874)
Net assets acquired	$113,573	$61,651	$175,224
The purchase price allocations for the Aquarius are based on estimated fair values as determined by independent appraisers. If the acquisitions of the Aquarius and the Traymore site had occurred at the beginning of 2006, our consolidated unaudited pro forma net revenue, net income and diluted earnings per share for the year ended December 31, 2006 would not have been materially different than the amounts we reported, and, therefore, pro forma results are not presented.
The results of operations of the Aquarius from May 19, 2006 to December 31, 2006 are included in the Company’s consolidated results of operations for the year ended December 31, 2006.
Home Fashion
On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. In consideration for the shares, we paid $219.9 million in cash and received the balance in respect of a portion of the debt of WestPoint Stevens owned by us. Pursuant to the asset purchase agreement between WPI and WestPoint Stevens, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WestPoint Stevens. Under the asset purchase agreement and the bankruptcy court order approving the sale, we would have received rights to subscribe for 2.5 million of such shares and we agreed to purchase up to an additional 8.0 million shares of common stock to the extent that any rights were not exercised by the holders of such rights. Accordingly, upon completion of the rights offering and depending upon the extent to which the other holders exercise certain subscription rights, we would beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million shares that would then be outstanding.
The foregoing description assumes that the subscription rights are allocated and exercised in the manner set forth in the asset purchase agreement and the sale order. However, certain of the first lien creditors of WestPoint Stevens appealed portions of the bankruptcy court’s ruling. In connection with that appeal, the subscription rights distributed to the second lien lenders at closing were placed in escrow. Additionally, the first lien creditors and Beal Bank, S.S.B have filed a complaint in Delaware seeking among other relief, an order to “unwind” the issuance of the preferred stock, or, alternatively, directing that such stock be held in escrow. We are vigorously contesting the Delaware action and any changes to the sale order. As a result of the bankruptcy proceedings and the Delaware proceedings, we may own less than a majority of WPI’s shares of common stock and our ownership of the preferred stock may also be affected. If we were to lose control of WPI, it  could adversely affect WPI’s business and the value of our investment.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
4. Acquisitions – (continued)
On December 20, 2006, we acquired (1) 1,000,000 shares of Series A-1 Preferred Stock for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million, and (2) 1,000,000 shares of Series A-2 Preferred Stock for a purchase price of $100.0 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 Preferred Stock and Series A-2 Preferred Stock have a 4.50% annual dividend rate which is paid quarterly. For the first two years after issuance, the dividends are paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in either cash or in additional preferred stock at the option of WPI. Each of Series A-1 Preferred Stock and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions. Assuming full conversion of both series of preferred stock into common shares, prior to completion of the rights offering, we would have owned, as of December 31, 2006, 32.2 million shares, representing 83.7% of the 38.5 million shares that would then have been outstanding. Assuming the rights offering were to have been completed as of December 31, 2006, we would have owned between 32.7 million shares or 69.5% and 34.0 million shares or 84.4% of the 47.0 million shares or 40.3 million shares of WPI common stock, respectively, that would be outstanding depending upon the extent to which the other shareholders exercised their subscription rights.
We consolidated the operating results and balance sheets of WPI as of December 31, 2006 and 2005 and for the period from the date of acquisition through December 31, 2006. If we were to own less than 50% of the outstanding common stock and lose control of WPI, we no longer would consolidate it and our financial statements could be materially different than those presented as of December 31, 2006 and 2005 and for the periods then ended.
The aggregate consideration paid for the acquisition was as follows (in $000s):

Book value of first and second lien debt	$205,850
Cash purchases of additional equity	187,000
Exercise of rights	32,881
Transaction costs	2,070
$427,801
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on August 8, 2005. The purchase price allocations are based on estimated fair values as determined by independent appraisers (in $000s):

	August 8, 2005 Fair Value	Excess Fair Value Over Cost	Basis August 8, 2005

Current assets	$588,000	$—	$588,000
Property and equipment	294,360	(98,399)	195,961
Intangible assets	35,700	(12,298)	23,402
Assets acquired	918,060	(110,697)	807,363
Current liabilities	111,363	—	111,363
Other liabilities	11,044	—	11,044
Liabilities assumed	122,407	—	122,407
Net assets acquired	$795,653	$(110,697)	684,956
Minority interest at acquisition			(257,155)
			$427,801
The amount allocated to intangible assets was attributed to trademarks, which have been determined to have an indefinite life.
Our basis in WPI is less than our share of the equity in WPI by $110.7 million as of August 8, 2005. The excess of fair value over cost of net assets acquired has been reflected as a reduction of long-lived assets in our consolidated balance sheet. Fixed assets were reduced by $98.4 million and intangible assets were reduced by $12.3 million. As a result, the financial statements of WPI presented herein could be materially different from the results reflected in the books and records of WPI.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
4. Acquisitions – (continued)
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

	Twelve Months Ended December 31, 2005
	AREP	WPI	Pro Forma Adjustments	Total
		(January 1, 2005 to August 7, 2005)
	(In $000s)
Revenues	$900,962	$728,362	$—	$1,629,324
(Loss) income from continuing operations	$(22,656)	$(157,935)	$98,487	$(82,104)

Earnings (loss) per LP unit:
Basic	$(0.31)			$(1.41)
Diluted	$(0.31)			$(1.41)

	Twelve Months Ended December 31, 2004
	AREP	WPI	Pro Forma Adjustments	Total
	(In $000s)
Revenues	$361,538	$1,618,684	$—	$1,980,222
Income (loss) from continuing operations	$65,176	$(183,275)	$178,954	$60,855

Earnings per LP unit:
Basic	$0.96			$0.87
Diluted	$0.95			$0.87
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
As discussed in Note 20, legal proceedings with respect to the acquisition are ongoing.
5. Discontinued Operations and Assets Held for Sale
The Sands and Related Assets
On November 17, 2006, Atlantic Coast, ACE, AREH, and certain other entities owned by or affiliated with AREH completed the sale to Pinnacle of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including 7.7 acres of land adjacent to The Sands known as the Traymore site. We own, through subsidiaries, approximately 67.6% of Atlantic Coast, which owned 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of AREH for subsidiaries which own the Traymore site and the adjacent properties. Under the terms of the agreement, $50.0 million of the purchase price paid to Atlantic Coast was deposited into escrow to fund indemnification obligations with regard to the GBH creditors’ claims. In February 2007 we resolved all outstanding litigation involving our interest in our Atlantic City gaming operations. See Note 24. Subsequent Events.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
5. Discontinued Operations and Assets Held for Sale – (continued)
Oil and Gas Operations
On November 21, 2006, our indirect wholly-owned subsidiary, AREP O & G Holdings, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas to SandRidge, for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued, at the date of closing, at $18 per share, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas.
SandRidge is a working interest owner and the operator of a majority of the Longfellow Ranch area oil and gas properties. The interest in Longfellow Ranch was the single largest oil and gas property owned by NEG Oil & Gas.
On November 21, 2006, pursuant to an agreement dated October 25, 2006 among AREH, NEG Oil & Gas and NEGI, NEGI sold its membership interest in NEG Holding to NEG Oil & Gas for consideration of approximately $261.1 million. Of that amount, $149.6 million was used to repay the principal of and accrued interest with respect to the NEGI 10.75% senior notes due 2007, all of which was held by us.
Real Estate
Certain of our real estate properties are classified as discontinued operations. The properties classified as discontinued operations have changed during 2006 and, accordingly, certain amounts in the accompanying 2005 and 2004 financial statements have been reclassified to conform to the current classification of properties.
Results of Operations and Assets Held for Sale
The financial position and results of our Oil and Gas, Real Estate and our Atlantic City Gaming operations described above are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144.
A summary of the results of operations for our discontinued operations for years ended December 31, 2006, 2005 and 2004 is as follows (in $000’s):

	December 31,
	2006	2005	2004
Revenues:
Oil and gas	$353,539	$198,854	$137,988
Atlantic City gaming	138,378	162,339	170,855
Real estate	5,143	6,940	20,757
Total revenues	$497,060	$368,133	$329,600
Net operating income (loss):
Oil and gas	$183,281	$37,521	$33,053
Atlantic City Gaming	(13,091)	(6,848)	2,373
Real estate	4,144	4,179	11,294
Total operating income	174,334	34,852	46,720
Interest expense	(26,266)	(14,005)	(18,303)
Interest and other income	11,004	5,897	6,703
Impairment loss on GBH bankruptcy	—	(52,366)	(15,600)
Income (loss) from discontinued operation before income taxes and minority interest	159,072	(25,622)	19,520
Income tax (expense) benefit	(4,241)	(2,922)	(8,213)
Income (loss) from discontinued operations	154,831	(28,544)	11,307
Gain on sales of discontinued operations, net of income tax expense of $22,637 in 2006	676,444	21,849	75,197
Minority interests	(55,511)	3,682	2,074
	$775,764	$(3,013)	$88,578

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
5. Discontinued Operations and Assets Held for Sale – (continued)
Derivative Contracts
We record derivative contracts as assets or liabilities in the balance sheet at fair value. As of December 31, 2005, these derivatives were recorded as a liability of discontinued operations held for sale of $85.0 million. We have elected not to designate any of these instruments as hedges for accounting purposes and, accordingly, both realized and unrealized gains and losses are included in the oil and gas revenues for discontinued operations. Our realized and unrealized losses on our derivative contracts for the periods indicated were as follows (in $000s):

	Years ended December 31,
	2006	2005	2004

Realized loss (net cash payments)	$(25,948)	$(51,263)	$(16,625)
Unrealized gain (loss)	99,707	(69,254)	(9,179)
	$73,759	$(120,517)	$(25,804)
GBH Impairment
On September 29, 2005, GBH filed a voluntary petition for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, we determined that we no longer control GBH and have deconsolidated our investment effective the date of the bankruptcy filing. As a result of GBH’s bankruptcy, we recorded impairment charges of $52.4 million related to the write-off of the remaining carrying amount of our investment ($6.7 million) and also to reflect a dilution in our effective ownership percentage of Atlantic Coast, 41.7% of which is owned directly by GBH ($45.7 million).
In the year ended December 31, 2004, we recorded an impairment loss of $15.6 million on our equity investment in GBH. The purchase price pursuant to an agreement to purchase additional shares of GBH in 2005 indicated that the fair value of our investment was less than our carrying value. An impairment charge was recorded to reduce the carrying value to the value implicit in the purchase agreement.
We recorded $34.5 million of income tax benefits in the third quarter of 2006 as a result of the reversal of deferred tax valuation allowances for our oil and gas and Atlantic City gaming operations. See Note 19, Income Taxes, for further information.
A summary of assets held for sale and liabilities of discontinued operations held for sale as of December 31, 2006 and 2005 is as follows (in $000’s):

	December 31,
	2006	2005

Cash and cash equivalents	$—	$116,032
Trade, notes and other receivables	—	57,133
Other current assets	47,503	73,125
Property, plant and equipment	—	888,086
Other assets	—	43,021
Assets held for sale	$47,503	$1,177,397

Accounts payable and accrued expenses	$—	$118,468
Long-term debt	—	306,052
Other non-current liabilities	—	65,078
Liabilities of discontinued operations held for sale	$—	$489,598

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
5. Discontinued Operations and Assets Held for Sale – (continued)
Oil and Gas Disclosures
Capitalized Costs
Capitalized costs as of December 31, 2005 relating to oil and gas producing activities are as follows (in $000s):

December 31, 2005

Proved properties	$1,229,923
Other property and equipment	6,029
Total	1,235,952
Less: Accumulated depreciation, depletion and amortization	493,493
$742,459
Costs incurred in connection with property acquisition, exploration and development activities for the period from January 1, 2006 to November 21, 2006 and the years ended December 31, 2005 and 2004 were as follows (in $000s, except depletion rate):

	January 1 – November 21,	Years Ended December 31,
	2006	2005	2004

Acquisitions	$14,113	$114,244	$128,673
Exploration costs	83,463	75,357	62,209
Development costs	133,459	124,305	52,765
Total	$231,035	$313,906	$243,647
Depletion rate per Mcfe	$2.10	$2.33	$2.11
As of December 31, 2005, all capitalized costs relating to oil and gas activities have been included in the full cost pool.
Supplemental Reserve Information (Unaudited)
The accompanying tables present information concerning our oil and natural gas producing activities during the period from January 1, 2006 to November 21, 2006 and the years ended December 31, 2005 and 2004 and are prepared in accordance with SFAS No. 69, Disclosuresabout Oil and Gas Producing Activities.
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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
5. Discontinued Operations and Assets Held for Sale – (continued)
Proved reserves are estimated quantities of oil, natural gas, condensate and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Natural gas liquids and condensate are included in oil reserves. Proved developed reserves are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include those reserves expected to be recovered from new wells on undrilled acreage or existing wells on which a relatively major expenditure is required for recompletion. Natural gas quantities represent gas volumes which include amounts that will be extracted as natural gas liquids. Our estimated net proved reserves and proved developed reserves of oil and condensate and natural gas for the period from January 1, 2006 to November 21, 2006 and the years ended December 31, 2005 and 2004 were as follows:

	Crude Oil	Natural Gas
	(Barrels)	(Thousand cubic feet)

December 31, 2003	8,165,562	206,259,821
Reserves of National Offshore purchased from affiliate of general partner	5,203,599	25,981,749
Sales of reserves in place	(15,643)	(344,271)
Extensions and discoveries	524,089	50,226,279
Revisions of previous estimates	204,272	9,810,665
Production	(1,484,005)	(18,895,077)
December 31, 2004	12,597,874	273,039,166
Purchase of reserves in place	483,108	94,937,034
Sales of reserves in place	(624,507)	(7,426,216)
Extensions and discoveries	743,019	79,591,588
Revisions of previous estimates	494,606	17,015,533
Production	(1,789,961)	(28,106,819)
December 31, 2005	11,904,139	429,050,286
Purchase of reserves in place	282,267	9,597,085
Extensions and discoveries	2,169,222	73,753,558
Revisions of previous estimates	(201,907)	(58,470,950)
Production	(1,655,516)	(31,094,079)
Sale of properties to SandRidge	(12,498,206)	(422,835,900)
November 21, 2006	—	—

Proved developed reserves:
December 31, 2004	8,955,300	151,765,372
December 31, 2005	8,340,077	200,519,972
Asset Retirement Obligations — Oil and Gas
Our asset retirement obligations represent expected future costs to plug and abandon our wells, dismantle facilities, and reclamate sites at the end of the related assets’ useful lives.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
5. Discontinued Operations and Assets Held for Sale – (continued)
As of December 31, 2005, we had $24.3 million held in various escrow accounts relating to the asset retirement obligations for certain offshore properties. The escrow accounts and the asset retirement obligations were transferred to the purchaser in connection with the sale of our Oil and Gas business. The following table summarizes changes in the Company’s asset retirement obligations during the period from January 1, 2006 to November 21, 2006 and the year ended December 31, 2005 (in $000s):

	January 1 – November 21, 2006	Year Ended December 31, 2005

Beginning of year	$41,228	$56,524
Add: Accretion	2,537	3,019
Drilling additions/Purchases	4,269	2,067
Less: Revisions	—	(2,813)
Settlements	—	(431)
Dispositions	(48,034)	(17,138)
End of period	$—	$41,228
6. Related Party Transactions
We have entered into several transactions with entities affiliated with Mr. Icahn. The transactions include purchases by us of businesses and business interests, including debt, of the affiliated entities. Additionally, other transactions have occurred as described below.
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
a. Acquisitions
Oil and Gas
In October 2003, pursuant to a purchase agreement dated as of May 16, 2003, we acquired certain debt and equity securities of NEGI from entities affiliated with Mr. Icahn for an aggregate cash consideration of $148.1 million plus $6.7 million in cash for accrued interest on the debt securities. The securities acquired were $148.6 million in principal amount of outstanding 10.75% senior notes due 2006 of NEGI and 5,584,044 shares of common stock of NEGI. As a result of the foregoing transaction and the acquisition by us of additional securities of NEGI prior to the closing, we beneficially owned in excess of 50% of the outstanding common stock of NEGI. In connection with the acquisition of stock in NEGI, the excess of cash disbursed over the historical cost, which amounted to $2.8 million, was charged to the general partner’s equity. NEGI owned a 50% interest in NEG Holdings; the other 50% interest in NEG Holdings was held by an affiliate of Mr. Icahn prior to our acquisition of the interest during the second quarter of 2005. NEG Holdings owned NEG Operating LLC (“Operating LLC”) which owned operating oil and gas properties managed by NEGI.
On December 6, 2004, we purchased from affiliates of Mr. Icahn $27.5 million aggregate principal amount, or 100% of the outstanding term notes issued by TransTexas, (the “TransTexas Notes”). The purchase price was $28.2 million in cash, which equaled the principal amount of the TransTexas Notes plus accrued but unpaid interest.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
6. Related Party Transactions – (continued)
In December 2004, we purchased all of the membership interests of MidRiver LLC, or MidRiver, from affiliates of Mr. Icahn for an aggregate purchase price of $38.0 million. The assets of Mid River consist of $38.0 million principal amount of term loans of Panaco.
In January 2005, we entered into an agreement to acquire TransTexas (subsequently known as National Onshore), Panaco (subsequently known as National Offshore) and the membership interest in NEG Holdings other than that already owned by NEGI for cash consideration of $180.0 million and depositary units valued, in the aggregate, at $445.0 million, from affiliates of Mr. Icahn. The acquisition of TransTexas was completed on April 6, 2005 for $180.0 million in cash. The acquisition of Panaco and the membership interest in NEG Holdings was completed on June 30, 2005 for 15,344,753 depository units, valued at $445.0 million.
As discussed above, on November 21, 2006, our indirect wholly-owned subsidiary, AREP O & G Holdings, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas to SandRidge. See Note 5 for additional information regarding the sale.
Gaming
Las Vegas Properties
In January 2004, ACEP entered into an agreement to acquire Arizona Charlie’s Decatur and Arizona Charlie’s Boulder, from Mr. Icahn and an entity affiliated with Mr. Icahn, for aggregate consideration of $125.9 million. The acquisition was completed on May 26, 2004.
Atlantic City Property
In 1998 and 1999, we acquired an interest in The Sands, by purchasing the principal amount of $31.4 million of first mortgage notes issued by GB Property Funding Corp. or GB Property. The purchase price for the notes was $25.3 million. GB Property was organized as a special purpose entity by Greate Bay Hotel and Casino, Inc. or Greate Bay for the purpose of borrowing funds. Greate Bay was a wholly-owned subsidiary of GBH. An affiliate of the general partner also made an investment. A total of $185.0 million in notes were issued.
In January 1998, GB Property and Greate Bay filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code to restructure its long-term debt.
In July 2000, the U.S. Bankruptcy Court ruled in favor of the reorganization plan proposed by affiliates of the general partner which provided for an additional investment of $65.0 million by the Icahn affiliates in exchange for a 46% equity interest in GBH, with bondholders (which also included the Icahn affiliates) to receive $110.0 million principal amount of new notes of GB Property First Mortgage, or the GB Notes, and a 54% equity interest in GBH. Interest on the GB Notes was payable at the rate of 11% per annum on March 29 and September 29, beginning March 29, 2001. The outstanding principal was due September 29, 2005. The principal and interest that was due on September 29, 2005 was not paid. On September 29, 2005, GBH filed for bankruptcy for protection under Chapter 11 of the Bankruptcy Code.
Until July 22, 2004, Greate Bay was the owner and operator of The Sands. Atlantic Coast was a wholly-owned subsidiary of Greate Bay which was a wholly-owned subsidiary of GBH. ACE is a wholly-owned subsidiary of Atlantic Coast. Atlantic Coast and ACE were formed in connection with a transaction (the “Transaction”), which included a Consent Solicitation and Offer to Exchange in which holders of the GB Notes were given the opportunity to exchange such notes, on a dollar for dollar basis, for $110.0 million of 3% Notes due 2008 (the “3%  Notes”), issued by Atlantic Coast. The Transaction and the Consent Solicitation and Offer to Exchange were consummated on July 22, 2004, and holders of $66.3 million of GB Notes exchanged such notes for $66.3 million Atlantic Coast 3% Notes. Also on July 22, 2004, in connection with the Consent Solicitation and Offer to Exchange, the indenture governing the GB Notes was amended to eliminate certain covenants and to release the liens on the collateral securing such notes. The Transaction included, among other things, the transfer of substantially all of the assets of GBH to Atlantic Coast.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
6. Related Party Transactions – (continued)
The Atlantic Coast 3% Notes are guaranteed by ACE. Also on July 22, 2004, in connection with the consummation of the Transaction and the Consent Solicitation and Offer to Exchange, GB Property and Greate Bay merged into GBH, with GBH as the surviving entity. In connection with the transfer of the assets and certain liabilities of GBH, including the assets and certain liabilities of Greate Bay, Atlantic Coast issued 2,882,937 shares of common stock, par value $0.01 per share, to Greate Bay which, following the merger of Greate Bay became the sole asset of GBH. Substantially all of the assets and liabilities of GBH and Greate Bay (with the exception of the remaining GB Notes and accrued interest thereon, the Atlantic Coast Common Stock, and the related pro rata share of deferred financing costs) were transferred to Atlantic Coast or ACE. As part of the Transaction, an aggregate of 10,000,000 warrants were distributed on a pro rata basis to the stockholders of GBH upon the consummation of the Transaction. Such warrants allow the holders to purchase from Atlantic Coast at an exercise price of $0.01 per share, an aggregate of 2,750,000 shares of Atlantic Coast Common Stock and are only exercisable following the earlier of (a) either the 3% Notes being paid in cash or upon conversion, in whole or in part, into Atlantic Coast Common Stock, (b) payment in full of the outstanding principal of the GB Notes exchanged, or (c) a determination by a majority of the board of directors of Atlantic Coast (including at least one independent director of Atlantic Coast) that the Warrants may be exercised. A gaming license to operate The Sands was granted to ACE by the New Jersey Casino Control Commission.
On December 27, 2004, we purchased $37.0 million principal amount of Atlantic Coast 3% Notes from two Icahn affiliates for cash consideration of $36.0 million. We already owned $26.9 million principal amount of 3% Notes.
On May 17, 2005, we (1) converted $28.8 million in principal amount of 3% Notes into 1,891,181 shares of Atlantic Coast common stock and (2) exercised warrants to acquire 997,620 shares of Atlantic Coast common stock. Also on May 17, 2005, affiliates of Mr. Icahn exercised warrants to acquire 1,133,284 shares of Atlantic Coast common stock. Prior to May 17, 2005, GBH owned 100% of the outstanding Common Stock of Atlantic Coast.
On June 30, 2005, we completed the purchase of 4,121,033 shares of common stock of GBH and 1,133,284 shares of Atlantic Coast from affiliates of Mr. Icahn in consideration of 413,793 of our depositary units. The agreement provided that up to an additional 206,897 depositary units could be issued if Atlantic Coast met certain earnings targets during 2005 and 2006. The depositary units issued in consideration for the acquisitions were valued at $12.0 million. Based on the 2005 and 2006 operating performance of The Sands, no additional depositary units have been issued.
After the purchases from affiliates of Mr. Icahn, we owned 77.5% of the common stock of GBH and 58.2% of the common stock of Atlantic Coast. As a result, we obtained control of GBH and Atlantic Coast. The period of common control for GBH and Atlantic Coast began prior to January 1, 2002. The financial statements give retroactive effect to the consolidation of GBH and Atlantic Coast. We had previously accounted for GBH on the equity method. On September 29, 2005, GBH filed for bankruptcy.
On November 17, 2006, we completed the sale to Pinnacle of the outstanding membership interests in ACE which owns The Sands and 100% of the equity interests in certain subsidiaries of AREH which own parcels of real estate adjacent to The Sands, including the Traymore site. See Note 5 for additional information regarding the sale.
b. Administrative Services
In 1997, we entered into a license agreement with an affiliate of API for office space. The license agreement expired in June 2005. In July 2005, we entered into a new license agreement with an API affiliate for the non-exclusive use of approximately 1,514 square feet for which we pay monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. For the years ended December 31, 2006, 2005 and 2004, we paid such affiliate $162,000, $138,000 and $162,000, respectively, in connection with this licensing agreement.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
6. Related Party Transactions – (continued)
An affiliate occupies a portion of certain office space leased by us. Monthly payments from the affiliate for the use of the space began on October 12, 2006. For the period beginning October 12, 2006 and ending December 31, 2006, we received $17,000 for the use of such space.
For the years ended December 31, 2006, 2005 and 2004, we paid $783,000, $1,016,000 and $506,000, respectively, to XO Holdings, Inc., formerly known as XO Communications, Inc., an affiliate of the general partner, for telecommunication services.
An affiliate of the general partner provided certain professional services to us for which we incurred charges from the affiliate of $344,986 and $81,600 for the years ended December 31, 2005 and 2004, respectively. No charges were incurred in 2006.
We provided certain professional services to an affiliate of the general partner for which we charged $695,000, $324,548 and $80,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In October 2006, an affiliate remitted $355,691 to us as an advance payment for future services. As of December 31, 2006, current liabilities in the consolidated balance sheet included $287,380 to be applied to our charges to the affiliate for services to be supplied to it.
An affiliate provided certain professional services to WPI for which it incurred charges of approximately $218,000 for the year ended December 31, 2006.
c. Related Party Debt Transactions
In connection with TransTexas’ plan of reorganization on September 1, 2003, TransTexas as borrower, entered into the Restructured Oil and Gas (O&G) Note with Thornwood, an affiliate of Mr. Icahn, as lender. The Restructured O&G Note was a term loan in the amount of $32.5 million with interest at a rate of 10% per annum. Interest was payable semi-annually commencing six months after the effective date. Annual principal payments in the amount of $5.0 million was due on the first through fourth anniversary dates of the effective date with the final principal payment of $12.5 million due on the fifth anniversary of the effective date. The Restructured O&G Note was purchased by us in December 2004 and is eliminated in consolidation.
During fiscal year 2002, Fresca, LLC, which was acquired by American Casino in May 2004, entered into an unsecured line of credit in the amount of $25.0 million with Starfire Holding Corporation, or Starfire, an affiliate of Mr. Icahn. The outstanding balance, including accrued interest, was due and payable on January 2, 2007. As of December 31, 2003, Fresca, LLC had $25.0 million outstanding. The note bore interest on the unpaid principal balance from January 2, 2002 until maturity at the rate per annum equal to the prime rate, as established by Fleet Bank, from time to time, plus 2.75%. Interest was payable semi-annually in arrears on the first day of January and July, and at maturity. The note was guaranteed by Mr. Icahn. The note was repaid during May 2004. The interest rate at December 31, 2003 was 6.75%.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
7. Investments and Related Matters
Investments consist of the following (in $000s):

	December 31, 2006		December 31, 2005
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value

Current Investments:
Trading
Marketable equity and debt securities	$—	$—	$33,301	$39,232
Other investments	—	20,538	—	—
Total current trading	—	20,538	33,301	39,232
Available for Sale
U.S. Government and agency obligations	—	—	3,346	3,346
Marketable equity and debt securities	242,080	265,411	650,986	646,666
Other securities	251,131	253,166	31,282	31,282
Total current available for sale	493,211	518,577	685,614	681,294
Total current investments	$493,211	$539,115	$718,915	$720,526
Proceeds from the sales of available for sale securities were $726,807, $96,848 and $82,300 for the years ended December 31, 2006, 2005 and 2004, respectively. The gross realized gains on available for sale securities sold for the years ended December 31 2006, 2005 and 2004 were $47,522, $8,552 and $37,200, respectively. For purposes of determining gains and losses, the cost of securities is based on specific identification. Net unrealized holding gains (losses) on available for sale securities in the amount of $29,684, $(4,197) and $(9,535) for the years ended December 31, 2006, 2005 and 2004, respectively, have been included in accumulated other comprehensive income.
In the third quarter of 2005, we began using the services of an unaffiliated third party investment manager to manage certain fixed income investments. At December 31, 2006 and 2005, $163.7 million and $448.8 million, respectively, had been invested at the discretion of such manager in a diversified portfolio consisting predominantly of short-term investment grade debt securities. Investments managed by the third party investment manager are classified as available for sale securities in the accompanying consolidated balance sheets. As of December 31, 2006, accrued expenses and other current liabilities included $46.4 million relating to unsettled trades of securities.
Included in other securities are 12,842,000 shares of SandRidge’s common stock, received as consideration for the sale of our Oil & Gas operations, and which are valued at $231.2 million as of December 31, 2006. There is no readily available market for such securities.
Investment in ImClone Systems Incorporated
As described in Note 2 above, in the fourth quarter of 2006 we changed our method of accounting for our investment in ImClone Systems Incorporated to the equity method of accounting. As a result, the financial statements of prior years have been adjusted to apply the new method retrospectively.
The effect of the change increased our 2006 net income by $12.6 million, or $0.23 per unit. The financial statements for 2005 have been retrospectively adjusted for the change, which resulted in an increase of net income for 2005 of $1.4 million, or $0.04 per unit. The cumulative effect of the change resulted in an increase and decrease in our total partners’ equity by $42.2 million and $2.9 million at December 31, 2006 and 2005, respectively, as a result of  recording our proportionate share of ImClone’s net income, other comprehensive income and other changes in ImClone’s stockholders’ equity.
At December 31, 2006 and 2005 our carrying value of our equity investment in ImClone was $164.3 million and $97.3 million, respectively. As of December 31, 2006, the market value of our ImClone shares held was $122.2 million. As of September 30, 2006 our underlying equity in the net assets of ImClone was approximately $36.3 million. While we recognize that the carrying value of our investment in ImClone as of December 31, 2006 is greater than the market value of our shares held, we do not believe that this is an other than temporary decline and accordingly no impairment has been recognized.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
7. Investments and Related Matters – (continued)
The equity method of accounting requires an evaluation comparing the company’s investment to the fair value of ImClone’s underlying net assets at each acquisition date. Since the Company changed its method of accounting in the fourth quarter of 2006, we have not yet been able to evaluate all of the factors required in order to complete this analysis. We anticipate that such evaluation will be completed in 2007.
The combined results of operations and financial position of ImClone for the periods indicated are as follows (in $000s):

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005

Condensed Income Statement Information:

Net Sales	$545,684	$383,673
Operating Income	$240,196	$66,779
Net Income	$324,116	$86,496

Condensed Balance Sheet Information:

Current Assets	$1,187,060	$909,118
Non-Current Assets	597,728	434,297
Total Assets	$1,784,788	$1,343,415
Current Liabilities	$237,304	$242,119
Non-Current Liabilities	874,900	848,892
Equity	672,584	252,404
Total Liabilities and Equity	$1,784,788	$1,343,415
Other Investments
The carrying value of other noncurrent investments was $15.6 million and $3.0 million as of December 31, 2006 and 2005, respectively. Included in other securities is an investment of 4.4% of the common stock of Philip Services Corp., an entity controlled by related parties. The investment has a cost basis of $0.7 million, which is net of significant impairment charges taken in prior years.
Margin Liability on Marketable Securities
At December 31, 2005, a liability of $131.3 million was recorded related to purchases of securities from a broker that had been made on margin. There was no margin liability outstanding at December 31, 2006. The margin liability is secured by the securities we purchased and cannot exceed certain pre-established percentages of the fair market value of the securities collateralizing the liability. If the balance of the margin exceeds certain pre-established percentages of the fair market value of the securities collateralizing the liability, we will be subject to a margin call and required to fund the account to return the margin balance to certain pre-established percentages of the fair market value of the securities collateralizing the liability.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
8. Trade, Notes and Other Receivables, Net
Trade, notes and other receivables, net consist of the following (in $000s):

	December 31,
	2006	2005

Trade receivables – Home Fashion	$134,111	$173,050
Allowance for doubtful accounts – Home Fashion	(8,303)	(8,313)
Other	50,688	30,584
	$176,496	$195,321
9. Other Current Assets
Other current assets consist of the following (in $000s):

	December 31,
	2006	2005

Restricted cash	$87,428	$161,210
Other	47,559	53,650
	$134,987	$214,860
Restricted cash is primarily composed of funds required as collateral for the outstanding short security position. Additionally, there are restricted cash balances for escrow deposits and funds held in connection with collateralizing letters of credit. As of December 31, 2006, restricted cash included $50.8 million relating to cash placed in escrow relating to our sale of ACE to Pinnacle.
10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following (in $000s):

	December 31,
	2006	2005

Land	$129,729	$122,586
Buildings and improvements	446,878	324,917
Machinery, equipment and furniture	333,741	255,807
Assets leased to others	123,398	141,997
Construction in progress	90,672	69,669
	1,124,418	914,976
Less accumulated depreciation and amortization	(217,347)	(165,264)
	$907,071	$749,712
Depreciation and amortization expense from continuing operations related to property, plant and equipment for the years ended December 31, 2006, 2005 and 2004 was $65.3 million, $46.8 million and $28.8 million, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
11. Other Non-Current Assets
Other non-current assets consist of the following (in $000s):

	December 31,
	2006	2005

Deferred income taxes	$48,976	$51,509
Deferred finance costs, net of accumulated amortization of $9,883 and $2,819 as of December 31, 2006 and 2005, respectively	24,699	21,796
Other	2,315	4,401
	$75,990	$77,706
12. Minority Interests
Minority interests consist of the following (in $000s):

	December 31,
	2006	2005

WPI	$178,843	$247,015
Atlantic Coast	70,563	57,584
NEGI	42,815	—
	$292,221	$304,599
13. Long-Term Debt
Long-term debt consists of the following (in $000s):

	December 31,
	2006	2005

Senior unsecured 7.125% notes due 2013 – AREP	$480,000	$480,000
Senior unsecured 8.125% notes due 2012 – AREP, net of discount	351,246	350,922
Senior secured 7.85% notes due 2012 – ACEP	215,000	215,000
Borrowings under credit facilities – ACEP	40,000	—
Borrowings under credit facilities – NEG Oil & Gas	—	300,000
Mortgages payable	109,289	81,512
Other	13,425	8,387
Total long-term debt	1,208,960	1,435,821
Less: current portion, including debt related to assets held for sale	(23,970)	(324,155)
	$1,184,990	$1,111,666
Senior unsecured notes — AREP
Senior unsecured 7.125% notes due 2013
On February 7, 2005, AREP and American Real Estate Finance Corp., or AREF, completed their offering of senior notes due 2013. AREF, a wholly-owned subsidiary of the Company, was formed solely for the purpose of serving as a co-issuer of debt securities. AREF does not have any operations or assets and does not have any revenues. The notes, in the aggregate principal amount of $480.0 million, were priced at 100% of principal amount. The notes have a fixed annual interest rate of 7 1/8%, which will be paid every six months on February 15 and August 15. The notes will mature on February 15, 2013. AREH is a guarantor of the debt. No other subsidiaries guarantee payment on the notes.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
13. Long-Term Debt – (continued)
As described below, the notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase depository units; create liens; and enter into transactions with affiliates.
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
As described below, the notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things; incur additional debt; pay dividends or make distributions; repurchase depository units; create liens; and enter into transactions with affiliates.
Senior unsecured notes restrictions and covenants
Both issuances of our senior unsecured notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The notes also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would have been less than 1.75 to 1.0. As of December 31, 2006, such ratio was less than 1.75 to 1.0. Based on this ratio, we and AREH could have incurred up to approximately $1.6 billion of additional indebtedness.
In addition, both issuances of notes require that on each quarterly determination date we and the guarantor of the notes (currently only AREH) maintain a minimum ratio of cash flow to fixed charges each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four quarters ended December 31, 2006, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.
The notes also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of December 31, 2006, such ratio was in excess of 1.5 to 1.0.
The notes also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.
As of December 31, 2006, we were in compliance with each of the covenants contained in our senior unsecured notes. We expect to be in compliance with each of the debt covenants for the period of at least twelve months from December 31, 2006.
AREP Senior Secured Revolving Credit Facility
On August 21, 2006, we and AREP Finance as the Borrowers, and certain of our subsidiaries, as Guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as Administrative Agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of December 31, 2006, there were no borrowings under the facility.
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
December 31, 2006, 2005 and 2004
13. Long-Term Debt – (continued)
other things, restrict the creation of liens and certain dispositions of property by our wholly-owned holding company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.
Senior secured 7.85% notes due 2012 — ACEP
In January 2004, ACEP issued senior secured notes due 2012. The notes, in the aggregate principal amount of $215.0 million, bear interest at the rate of 7.85% per annum, which will be paid every six months, on February 1 and August 1.
ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” ACEP’s notes also prohibit the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of December 31, 2006, such ratio was in excess of 2.0 to 1.0. The ACEP notes also restrict the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of its assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.
ACEP Senior Secured Revolving Credit Facility
Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as Guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of December 31, 2006, the interest rate on the outstanding borrowings under the credit facility was 6.85% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts will be due and payable on May 10, 2010. As of December 31, 2006, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.
The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. As of December 31, 2006, such ratio was less than 1.0 to 1.0. As of December 31, 2006, ACEP was in compliance with each of the covenants.
The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
13. Long-Term Debt – (continued)
NEG Oil & Gas LLC Senior Secured Revolving Credit Facility
On December 22, 2005, NEG Oil & Gas entered into a credit facility, dated as of December 20, 2005, with Citicorp USA, Inc. as administrative agent, Bear Stearns Corporate Lending Inc., as syndication agent, and certain other lender parties.
Under the credit facility, NEG Oil & Gas was permitted to borrow up to $500.0 million. Borrowings under the revolving credit facility was subject to a borrowing base determination based on the oil and gas properties of NEG Oil & Gas and its subsidiaries and the reserves and production related to those properties. Obligations under the credit facility were secured by liens on all of the assets of NEG Oil & Gas and its wholly-owned subsidiaries. The credit facility had a term of five years and all amounts were due and payable on December 20, 2010. Advances under the credit facility will be in the form of either base rate loans or Eurodollar loans, each as defined. At December 31, 2005, the interest rate on the outstanding amount under the credit facility was 6.44%. Commitment fees for the unused credit facility range from 0.375% to 0.50% and are payable quarterly.
NEG Oil & Gas used the proceeds of the initial $300.0 million borrowings to (1) purchase the existing obligations of its indirect subsidiary, NEG Operating, from the lenders under NEG Operating’s credit facility with Mizuho Corporate Bank, Ltd., as administrative agent; (2) repay a National Onshore loan borrowed from AREP of approximately $85.0 million used to purchase properties in the Minden Field; (3) pay a distribution to AREP of $78.0 million; and (4) pay transaction costs.
As discussed above, on November 21, 2006, our indirect wholly-owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC to SandRidge Energy, Inc. for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued at $18 per share on the date closing, and the repayment by SandRidge of the outstanding borrowings under the NEG Oil & Gas $300.0 million credit facility.
Mortgages Payable
Mortgages payable, all of which are nonrecourse to us, are summarized below. The mortgages bear interest at rates between 4.97 and 7.99% and have maturities between September 1, 2008 and July 1, 2016. The following is a summary of mortgages payable (in $000s):

	December 31,
	2006	2005

Total mortgages	$109,289	$81,512
Less current portion and mortgages on properties held for sale	(18,174)	(18,104)
	$91,115	$63,408
On June 30, 2006, certain of our indirect subsidiaries engaged in property development and associated resort activities entered into a $32.5 million loan agreement with Textron Financial Corp. The loan is secured by a mortgage on our New Seabury golf course and resort in Mashpee, Massachusetts. The loan bears interest at the rate of 7.96% per annum and matures in five years with a balloon payment due of $30.0 million. Annual debt service payments of $3.0 million are required, which are payable in monthly installment amounts based on a 25-year amortization schedule.
WestPoint Home Secured Revolving Credit Agreement
On June 16, 2006, WestPoint Home, Inc., an indirect wholly-owned subsidiary of WPI, entered into a $250.0 million loan and security agreement with Bank of America, N.A., as Administrative Agent and lender. On

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
13. Long-Term Debt – (continued)
September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.
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
As of December 31, 2006, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $40.1 million, the majority of which relate to trade obligations.
Maturities
The following is a summary of the maturities of our debt obligations (in $000s):

2007	$23,970
2008	29,227
2009	6,670
2010	1,684
2011	31,446
2012 – 2017	1,115,963
$1,208,960
14. Other Income (Expense), Net
Other Income (Expense), net, is comprised of the following (in $000s):

	December 31,
	2006	2005	2004

Net realized gains on sales of marketable securities	$69,099	$10,120	$40,159
Unrealized gains (losses) on marketable securities	21,288	9,856	(4,812)
Net realized losses on securities sold short	(17,146)	(37,058)	—
Unrealized gains (losses) on securities sold short	18,067	(4,178)	(18,807)
Gain on sale assets	3,372	201	5,262
Other	4,597	8,198	2,651
	$99,277	$(12,861)	$24,453
15. Unit Options
On June 29, 2005, we granted 700,000 nonqualified unit options (the “Options”) to our Chief Executive Officer (the “CEO”). The option agreement permitted the CEO to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit. The Options vested at a rate of 100,000 units on each of the first seven anniversaries of the date of grant. The fair value of the Options on the grant date was estimated using the Black-Scholes option-pricing model. The assumptions used in the model were as follows:

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
15. Unit Options – (continued)

Risk free interest rate	3.5%
Volatility	30.0%
Dividend yield	0.0%
Expected life	7–8	years
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
In accordance with SFAS No. 123, Share Based Payment, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million in the first quarter of 2006 related to the previously unrecognized compensation cost.
16. Preferred Units
Pursuant to rights offerings consummated in 1995 and 1997, Preferred Units were issued. The Preferred Units have certain rights and designations, generally as follows. Each Preferred Unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional Preferred Units, at the rate of $0.50 per Preferred Unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually on March 31 of each year (each, a “Payment Date”). On any Payment Date commencing with the Payment Date on March 31, 2000, we, with the approval of the Audit Committee, may opt to redeem all of the Preferred Units for a price, payable either in all cash or by issuance of additional Depositary Units, equal to the liquidation preference of the Preferred Units, plus any accrued but unpaid distributions thereon. On March 31, 2010, the Company must redeem all of the Preferred Units on the same terms as any optional redemption.
Pursuant to the terms of the preferred units, on February 8, 2006, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00 The distribution was paid on March 31, 2006 to holders of record as of March 15, 2006. A total of 539,846 additional preferred units were issued. As of December 31, 2006, 11,340,243 preferred units were issued and outstanding. In March 2006, the number of authorized preferred units was increased to 11,400,000.
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
We recorded $5.6 million, $5.3 million, and $5.1 million of interest expense, in the years ended December 31, 2006, 2005, and 2004 respectively, in connection with the Preferred LP units distribution.
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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
17. Earnings Per Limited Partnership Unit – (continued)

	Year Ended December 31,
	2006	2005	2004
	(in 000s, except per unit data)
Attributable to Limited Partners:
Basic income (loss) from continuing operations	$24,457	$(16,504)	$44,035
Add Preferred LP Unit distribution	—	—	4,981
Income (loss) before discontinued operations	24,457	(16,504)	49,016
Income (loss) from discontinued operations	760,326	(2,953)	86,815
Diluted earnings (loss)	$784,783	$(19,457)	$135,831
Weighted average limited partnership units outstanding	61,857	54,085	46,098
Dilutive effect of redemption of Preferred LP Units	—	—	5,444
Weighted average limited partnership units and equivalent partnership units outstanding	61,857	54,085	51,542
Basic earnings (loss) per LP unit:
Income (loss) from continuing operations	$0.40	$(0.31)	$0.96
Income (loss) from discontinued operations	12.29	(0.05)	1.88
Basic earnings (loss) per LP unit	$12.69	$(0.36)	$2.84
Diluted earnings (loss) per LP unit:
Income (loss) from continuing operations	$0.40	$(0.31)	$0.95
Income (loss) from discontinued operations	12.29	(0.05)	1.69
Diluted earnings (loss) per LP unit	$12.69	$(0.36)	$2.64
——————
For purposes of calculating earnings per LP Unit, the income relating to our share of ImClone’s earnings per share is based on the earnings per share reported by ImClone.
As their effect would have been anti-dilutive, the following number of units have been excluded from the weighted average LP units outstanding for 2006 and 2005 (in 000s):

	2006	2005

Dilutive effect of LP options issued to our CEO	41,631	—
Diluted effect of redemption of preferred LP units	2,361,952	3,538,196
18. Segment Reporting
Through the second quarter of 2006, we maintained the following six reportable segments: (1) Oil and Gas;
(2) Gaming; (3) Rental Real Estate; (4) Property Development; (5) Associated Resort Activities; and (6) Home Fashion. Our three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheets and statements of operations. WPI markets a broad range of manufactured and sourced bed, bath and basic bedding products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath towels, bath rugs, beach towels, shower curtains, bath accessories, bedskirts, bed pillows, flocked blankets, woven blankets and throws, and heated blankets and mattress pads.
As described above, on November 21, 2006, we and AREH sold all of our Oil and Gas operations to SandRidge Energy, Inc. As a result, our Oil and Gas operations are now classified as discontinued operations and thus are not considered a reportable segment of our continuing operations. We now maintain the five remaining reportable segments.
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

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
18. Segment Reporting – (continued)
The revenues, net segment operating income, assets and capital expenditures for each of the reportable segments are summarized as follows for the years ended December 31, 2006, 2005 and 2004 (in $000s):

	December 31,
	2006	2005	2004
Revenues:
Gaming	$385,699	$327,982	$299,981
Real estate
Property development	90,955	58,270	27,073
Rental real estate	14,913	14,382	16,566
Resort operations	28,707	27,647	17,918
Total real estate	134,575	100,299	61,557
Home Fashion	957,656	472,681	—
Total revenues	$1,477,930	$900,962	$361,538
Net segment operating income:
Gaming	$58,715	$67,027	$48,862
Real estate
Property development	17,914	9,591	4,124
Rental real estate	9,898	9,794	8,395
Resort operations	142	(1,598)	(643)
Total real estate	27,954	17,787	11,876
Home Fashion	(150,637)	(22,429)	—
Total segment earnings (loss)	(63,968)	62,385	60,738
Holding Company costs(i)	(25,822)	(17,142)	(4,741)
Total operating income (loss)	(89,790)	45,243	55,997
Interest expense	(106,612)	(91,174)	(47,320)
Interest income	52,672	42,791	42,145
Other income (expense)	99,277	(12,861)	24,453
Equity on earnings of affiliate	12,620	1,375	—
Income tax expense	(13,271)	(18,170)	(10,099)
Minority Interest	68,173	10,140	—
Income (loss) from continuing operations	$23,069	$(22,656)	$65,176
——————
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

	December 31,
	2006	2005

Assets
Gaming	$552,753	$469,776
Real estate	382,220	415,361
Home Fashion	806,000	750,281
Subtotal	1,740,973	1,635,418
Assets held for sale	47,503	1,177,398
Reconciling items(ii)	2,456,271	1,150,729
Total assets	$4,244,747	$3,963,545

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
18. Segment Reporting – (continued)

	December 31,
	2006	2005	2004

Depreciation and amortization (D&A):
Gaming	$27,620	$22,305	$23,516
Real estate:
Rental real estate	2,010	1,944	2,281
Property Development	374	—	—
Resort operations	3,666	3,158	2,989
Total real estate	6,050	5,102	5,270
Home Fashion	31,584	19,406	—
D&A in operating expenses	65,254	46,813	28,786
Amortization in interest expense	6,200	3,522	860
	$71,454	$50,335	$29,646
Capital expenditures:
Gaming	$46,852	$28,219	$14,009
Rental real estate	1,262	187	11,783
Property Development	—	—	67,843
Resort operations	2,115	2,256	15,897
Home Fashion	11,109	5,718	—
	$61,338	$36,380	$109,532
——————
(ii)
Reconciling items relate principally to cash and investments of the Holding Company.
19. Income Taxes
The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows (in $000s):

	December 31,
	2006	2005

Book basis of AREH net assets excluding corporate entities	$1,954,251	$2,156,608
Book/tax basis difference	(15,084)	(559,043)
Tax basis of net assets	$1,939,167	$1,597,565
Our corporate subsidiaries recorded the following income tax (expense) benefit attributable to our taxable subsidiaries (in $000s):

	December 31,
	2006	2005	2004

Continuing Operations:
Current	$(13,269)	$(8,323)	$(2,670)
Deferred	(2)	(9,847)	(7,429)
	$(13,271)	$(18,170)	$(10,099)
Discontinued Operations:
Current	$(28,589)	$(2,639)	$(1,346)
Deferred	1,711	(283)	(6,867)
	$(26,878)	$(2,922)	$(8,213)

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
19. Income Taxes – (continued)
In 2006, the income tax expense attributable to income from discontinued operations was $4.2 million and the income tax expense attributable to the gain on sale of assets was $22.6 million.
The tax effect of significant differences representing net deferred tax assets (the difference between financial statement carrying values and the tax basis of assets and liabilities) is as follows (in $000s):

	December 31,
	2006	2005

Deferred tax assets:
Property, plant and equipment	$63,308	$26,219
Net operating loss	70,504	54,583
Other	17,507	21,802
	151,319	102,604
Valuation allowance	(95,754)	(48,788)
Net deferred tax assets	$55,565	$53,816
Less: Current portion	(6,589)	(2,307)
Deferred tax asset – Non-current	$48,976	$51,509
A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statement of operations to the federal statutory rate is as follows:

	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance	(84.1)	(83.5)	(2.5)
Income not subject to taxation	5.8	(81.0)	(21.6)
Other	1.6	5.3	2.5
	(41.7)%	(124.2)%	13.4%
For the year ended December 31, 2006, the valuation allowance on deferred tax assets increased approximately $47.0 million. The increase is primarily attributable to an $81.5 million increase attributable to the additional valuation allowance established on the deferred tax assets of WPI, offset by a $25.7 million reversal of the valuation allowance at Atlantic Coast, and an $8.8 million reversal of the valuation allowance at NEG.
Gaming Segment
SFAS No. 109 requires that a “more likely than not” criterion be applied when evaluating the realizability of a deferred tax asset. As of December 31, 2005, given Atlantic Coast’s history of losses for income tax purposes and certain other factors, Atlantic Coast had established a valuation allowance of $27.7 million on its deferred tax assets.  However, at December 31, 2006, based on various factors including the sale of its gaming operations and the future taxable income projections from the reinvestment of the sales proceeds, Atlantic Coast determined that it was more likely than not that a significant portion of  the deferred tax assets will be realized and removed $25.7 million of the valuation allowance.
At December 31, 2006, Atlantic Coast had federal net operating loss carryforwards totaling approximately $41.7 million, which will expire in the years 2023 through 2025. We also had New Jersey net operating loss carryforwards totaling approximately $0.6 million as of December 31, 2006, which will begin expiring in the year 2012. Additionally, Atlantic Coast had general business credit carryforwards of approximately $1.4 million which expire in 2009 through 2026, and New Jersey alternative minimum assessment (AMA) credit carryforwards of approximately $1.9 million, which can be carried forward indefinitely.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
19. Income Taxes – (continued)
Oil and Gas Operations
As of December 31, 2005, NEGI had established a valuation allowance of approximately $8.8 million due to the uncertainty that it would generate enough future taxable income in order to utilize all of its deferred tax assets. During the year ended December 31, 2006, NEGI generated enough taxable income, primarily from the gain on its sale of its interest in NEG Holdings, to utilize all of its net operating loss carryforwards, and as of December 31, 2006 has no remaining deferred tax assets. Accordingly, during the year ended December 31, 2006, the valuation allowance of $8.8 million was also reversed.
20. Commitments and Contingencies
We are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.
Lear Corporation
We have been named as a defendant in various actions recently filed in connection with our agreement and plan of merger to acquire Lear Corporation (See Note 23). The following actions have been filed in the Court of Chancery of State of Delaware, New Castle County; Market Street Securities, Inc. v. Rossiter, et al; Harry Massie, Jr. v. Lear Corporation, et al; and Emilio Valentine v. Lear Corporation, et al. Some of the actions also name certain of our affiliates, AREP Car Holdings, Corp. and AREP Car Acquisition Corp., and one of our directors as defendants. The above referenced actions generally allege that members of Lear’s board of directors breached their fiduciary duties to Lear and that we, and in some cases our named affiliates, aided and abetted the Lear directors. All of these cases were filed in February 2007 and thus are in the very preliminary stages. We intend to vigorously defend against these claims.
WPI Litigation
In November and December 2005, the U.S. District Court for the Southern District of New York rendered a decision in Contrarian Funds Inc. v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the Bankruptcy Court order, or the Sale Order, pursuant to which we acquired our ownership of a majority of the common stock of WPI. WPI acquired substantially all of the assets of WestPoint Stevens, Inc. On April 13, 2006, the Bankruptcy Court entered a remand order, or the Remand Order, which provides, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to the Sale Order constituted “replacement collateral”, other than 5,250,000 shares of common stock that we acquired for cash. The 5,250,000 shares represent approximately 27% of the 19,498,389 shares of common stock of WPI now outstanding. According to the Remand Order, we would share pro rata with the other first lien lenders in proceeds realized from the disposition of the replacement collateral and, to the extent there is remaining replacement collateral after satisfying first lien lender claims, we would share pro rata with the other second lien lenders in any further proceeds. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt. On April 13, 2006, the Bankruptcy Court also entered an order staying the Remand Order pending appeal. The parties filed cross-appeals of the Remand Order and Contrarian Funds and certain other first lien lenders, or the Contrarian Group, filed a motion to lift the stay of the Remand Order pending appeal. Oral argument was held in the District Court on October 19, 2006. As of the date hereof, no decision has been issued.
On December 11, 2006, the Contrarian Group filed a motion in the District Court seeking a temporary restraining order, or the NY TRO, restraining WPI from proceeding with a stockholders’ meeting scheduled for December 20, 2006, which was to consider corporate actions relating to a proposed offering of $200 million of

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
20. Commitments and Contingencies – (continued)
preferred stock of WPI, and for related relief. The District Court held a hearing on December 15, 2006, at which it entered an order denying the Contrarian Group’s application for the NY TRO.
On December 18, 2006, the Contrarian Group filed an action in the Court of Chancery of the State of Delaware, New Castle County, Contrarian Funds, LLC, et al v. WestPoint International Inc., et al., seeking, among other things, a temporary order restraining the stockholders’ meeting and the preferred stock offering. The application was denied by order dated December 19, 2006. The stockholders’ meeting took place on December 20, 2006, the preferred stock offering was approved, and other corporate actions were taken. We purchased all of the $200.0 million of preferred stock.
On January 19, 2007, Beal Bank and the Contrarian Group filed an Amended Complaint, captioned Beal Bank, S.S.B. et al v. WestPoint International, Inc., et al. Plaintiffs seek, among other relief, an order declaring that WPI is obliged to register the common stock (other than the 5,250,000 shares purchased by us) in Beal Bank’s name, an order declaring certain corporate governance changes implemented in 2005 invalid, an order declaring invalid the actions taken at the December 20, 2006 stockholders’ meeting and an order to “unwind” the issuance of the preferred stock, or, alternatively, directing that such preferred stock be held in trust. The Delaware action remains pending and we intend to vigorously defend against such claims.
We currently own approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of the District Court’s order in the Bankruptcy case, the proceedings on remand, and the proceedings in the Delaware action, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2006 and WPI’s results of operations for the period from the date of acquisition through December 31, 2006. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of December 31, 2006 and December 31, 2005 and for the periods then ended.
We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.
GBH
On September 29, 2005, GBH filed a voluntary petition for bankruptcy relief under Chapter 11 of the Bankruptcy Code. As a result of this filing, we determined that we no longer control GBH for accounting purposes, and deconsolidated our investment in GBH effective September 30, 2005.
An Official Committee of Unsecured Creditors, or the Committee, of GBH, was formed and, on October 13, 2006, was granted standing by the Bankruptcy Court to commence litigation in the name of GBH against us, ACE, Atlantic Coast and other entities affiliated with Carl C. Icahn, as well as the directors of GBH. The Committee challenged the transaction in July 2004 that, among other things, resulted in the transfer of The Sands to ACE, a wholly owned subsidiary of Atlantic Coast, the exchange by certain holders of GBH’s 11% notes for Atlantic Coast 3% senior secured convertible notes due 2008, or the 3% notes, the issuance to the holders of GBH’s common stock of warrants allowing the holders to purchase shares of Atlantic Coast common stock and, ultimately, our ownership of approximately 67.6% of the outstanding shares of Atlantic Coast common stock and ownership by GBH ^ of approximately 30.7% of such stock. We also maintained ownership of approximately 77.5% of the outstanding shares of GBH common stock. The Committee originally filed an objection to the allowance of our claims against GBH. The Bankruptcy Court placed the consideration of the Committee’s Proposed Plan of Liquidation and Disclosure Statement in abeyance until the resolution of the proposed litigation.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
20. Commitments and Contingencies – (continued)
Additionally, on September 2, 2005, Robino Stortini Holdings, LLC, or RSH, which claimed to own beneficially 1,652,590 shares of common stock of GBH, filed a complaint in the Court of Chancery of the State of Delaware against GBH and its Board of Directors seeking appointment of a custodian and receiver for GBH and a declaration that the director defendants breached their fiduciary duties.
During the fourth quarter of 2006, we and other entities affiliated with Mr. Icahn entered into a term sheet with the Committee, GBH and RSH which outlined the resolution of claims relating to the July 2004 transactions. The provisions of the term sheet were incorporated in the Committee’s Eighth Modified Chapter 11 Plan of Liquidation of GBH. On January 30, 2007, the Bankruptcy Court approved the plan. On February 22, 2007, in accordance with the plan, we acquired (1) all of the Atlantic Coast common stock owned by GBH for a cash payment of approximately $52.0 million and in satisfaction of all claims arising under the Loan and Security Agreement, dated as of July 25, 2005, between GBH and us and (2) all of the warrants to acquire Atlantic Coast common stock and the Atlantic Coast common stock owned by RSH for a cash payment of $3.7 million. As a result, Atlantic coast is our indirect wholly-owned subsidiary. In accordance with the Plan, GBH used the $52.0 million to pay amounts owed to its creditors, including the holders of GBH’s 11% notes and holders of administrative claims and to establish an approximate $330,000 fund to be distributed pro rata to holders of equity interests in GBH other than us and other Icahn affiliated entities. In addition, we and other Icahn affiliated entities received releases of all direct and derivative claims that could be asserted by GBH, its creditors and stockholders, including RSH. All issues relating to GBH have now been resolved. See Note 23, Subsequent Events.
Leases
Future minimum lease payments under operating leases and capital leases with initial or remaining terms of one or more years consist of the following at December 31, 2006 (in $000s):

	Operating Leases	Capital Leases

2007	$18,872	$660
2008	16,121	660
2009	13,102	963
2010	9,921	85
2011	6,928	85
Thereafter	31,974	7,233
Total minimum lease payments	$96,918	9,686
Less imputed interest costs		6,860
Present value of net minimum capital lease payments		$2,826
Other
In the ordinary course of business, we, our subsidiaries and other companies in which we invest are parties to various legal actions. In management’s opinion, the ultimate outcome of such legal actions will not have a material effect on our consolidated financial statements taken as a whole.
21. Employee Benefit Plans
Employees of our subsidiaries who are members of various unions are covered by union-sponsored, collectively bargained, multi-employer health and welfare and defined benefit pension plans. Our subsidiaries recorded expenses for such plans of $14.0 million, $14.7 million and $13.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
21. Employee Benefit Plans – (continued)
We and certain of our subsidiaries have retirement savings plans under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plans allow employees to defer, within prescribed limits, a portion of their income on a pre-tax basis through contributions to the plans. We currently match the deferrals based upon certain criteria, including levels of participation by our employees. We recorded charges for matching contributions of $1,197,000, $824,000 and $840,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
22. Fair Value of Financial Instruments
The estimated fair values of our financial instruments as of December 31, 2006 and 2005 are as follows (in $000s):

	Carrying Value		Fair Value
	2006	2005	2006	2005

Investments	$719,047	$820,817	$676,863	$836,663
Long-term debt	1,184,990	1,111,666	1,189,985	1,137,133
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
23. Subsequent Events
Debt Offering
On January 16, 2007, we issued $500.0 million principal amount of 7 1/8 % senior notes due 2013. The notes were issued pursuant to an indenture dated February 7, 2005, between us, as issuer, AREP Finance as co-issuer, AREH, as Guarantor, and Wilmington Trust Company, as trustee. The notes were issued by us at 99.5% of par or a 0.5% discount and the amount paid to us included accrued interest from August 15, 2006 through the issue date. The notes have a fixed annual interest rate of 7 1/8% per annum, which will be paid every six months on February 15 and August 15 commencing on February 15, 2007. The notes will mature on February 15, 2013.
Potential Acquisition of Lear Corporation
On February 9, 2007, we entered into an agreement and plan of merger pursuant to which we would acquire Lear Corporation for aggregate consideration of approximately $5.2 billion, including the assumption of debt. Lear is a publicly traded company that provides automotive interior systems worldwide. Our agreement with Lear permits Lear to solicit proposals from other potential purchasers for 45 days after the signing of the agreement, until March 26, 2007, after which Lear may continue discussions with any party that has made a bona fide acquisition proposal and respond to unsolicited acquisition proposals until Lear’s stockholders approve the transaction with us. Mr. Icahn beneficially owns approximately 15.8% of Lear’s outstanding common stock.
Consummation of the Merger is subject to various conditions, including receipt of the affirmative vote of the holders of a majority of the outstanding shares of Lear, antitrust approvals, and other customary closing conditions. Mr. Icahn beneficially owns approximately 15% of Lear’s outstanding common stock.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
23. Subsequent Events – (continued)
On February 8, 2007, our subsidiary, AREP Car Holdings Corp. entered into a commitment letter with Bank of America, N.A. and Banc of America Securities LLC, pursuant to which Bank of America will act as the initial lender under two senior secured credit facilities in an aggregate amount of $3.6 billion, consisting of a $1.0 billion senior secured revolving facility and a $2.6 billion senior secured term loan B facility. The credit facilities, along with cash on hand, are intended to refinance and replace Lear’s existing credit facilities and to fund the transactions contemplated by the merger.
Settlement of GBH Bankruptcy Proceedings
On January 30, 2007, the Eighth Modified Chapter 11 Plan of Liquidation of GBH was approved. On February 22, 2007, in accordance with the plan, we acquired (1) all of the Atlantic Coast common stock owned by GBH for a cash payment of approximately $52.0 million and in satisfaction of all claims arising under the Loan and Security Agreement, dated as of July 25, 2005, between GBH and us and (2) all of the warrants to acquire Atlantic Coast common stock and the Atlantic Coast common stock owned by RSH for a cash payment of $3.7 million. As a result, Atlantic Coast is our indirect wholly-owned subsidiary. In accordance with the plan, GBH used the $52.0 million to pay amounts owed to its creditors, including the holders of GBH’s 11% notes and holders of administrative claims and to establish an approximate $330,000 fund to be distributed pro rata to holders of equity interests in GBH other than us and other Icahn affiliated entities. In addition, we and other Icahn affiliated entities received releases of all direct and derivative claims that could be asserted by GBH, its creditors and stockholders, including RSH. We expect to record a gain of $18 million in the first quarter of 2007 in connection with the settlement of these claims. All claims relating to GBH asserted by its creditors and RSH have now been resolved.
Declaration of Dividend on Preferred Units
On February 27, 2007, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 30, 2007 to holders of record as of March 15, 2007. In March 2007, the number of authorized preferred units was increased to 12,100,000.
Declaration of Dividend on Depositary Units
On February 27, 2007, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on its depositary units for the first quarter of 2007 consistent with the distribution policy established in 2005. The distribution is payable on March 29, 2007 to depositary unitholders of record at the close of business on March 14, 2007.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
24. Quarterly Financial Data (Unaudited) (In $000s, except per unit data)

	Three Months Ended(1)
	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005

Revenues	$350,444	$100,446	$379,033	$106,623	$373,197	$289,386	$375,256	$404,507
Operating income (loss)	$(26,835)	$18,947	$(22,831)	$16,201	$(13,450)	$10,893	$(26,674)	$(798)
Interest expense	(25,155)	(20,161)	(26,220)	(23,008)	(27,776)	(23,459)	(27,461)	(24,546)
Interest and other income	11,554	11,704	12,674	13,045	11,536	10,633	16,908	7,409
Other income (expense), net	21,309	25,915	44,842	(19,284)	22,441	(22,960)	10,685	3,468
Equity on earnings of affiliate	24	(70)	7,997	154	1,506	461	3,093	830
Income (loss) from continuing operations before income tax and minority interest	(19,103)	36,335	16,462	(12,892)	(5,743)	(24,432)	(23,449)	(13,637)
Income tax expense	(5,211)	(5,327)	(3,366)	(4,622)	(1,546)	(3,469)	(3,148)	(4,752)
Minority interests	15,069	—	25,703	—	8,874	2,416	18,527	7,724
Income (loss) from continuing operations	(9,245)	31,008	38,799	(17,514)	1,585	(25,485)	(8,070)	(10,665)
Income (loss) from discontinued operations	58,975	(2,515)	40,310	26,021	103,023	(100,154)	573,456	73,635
Net earnings (loss)	$49,730	$28,493	$79,109	$8,507	$104,608	$(125,639)	$565,386	$62,970
Net earnings (loss) per limited Partnership unit(2):
Basic earnings:
Income (loss) from continuing operations	$(0.14)	$0.98	$0.64	$(0.60)	$0.04	$(0.39)	$(0.13)	$(0.17)
Income from discontinued operations	0.93	(0.05)	0.64	0.55	1.63	(1.59)	9.09	1.17
Basic earnings (loss) per LP unit	$0.79	$0.93	$1.28	$(0.05)	$1.67	$(1.98)	$8.96	$1.00
Diluted earnings:
Income (loss) from continuing operations	$(0.14)	$0.94	$0.61	$(0.60)	$0.04	$(0.39)	$(0.13)	$(.017)
Income from discontinued operations	0.93	(0.05)	0.62	0.55	1.63	(1.59)	9.09	1.17
Diluted earnings (loss) per LP unit	$0.79	$0.89	$1.23	$(0.05)	$1.67	$(1.98)	$8.96	$1.00
——————
(1)
All quarterly amounts have been reclassified for the effects of reporting discontinued operations.
(2)
Net earnings (loss) per unit is computed separately for each period and, therefore, the sum of such quarterly per unit amounts may differ from the total for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
As of December 31, 2006, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
During the third quarter of 2005, we identified a significant deficiency related to our periodic reconciliation, review, and analysis of investment accounts. This significant deficiency is not believed to be a material weakness and arose from a lack of review controls. We have hired additional resources in order to provide the appropriate level of control. This significant deficiency was remediated during 2006.
During 2006, we continued implementation of processes to address a significant deficiency in our consolidation process noted by management in 2004 during our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls over financial reporting. These processes included the implementation and testing of our new accounting and consolidation program and continuing to retain the services of an independent consultant to evaluate the effectiveness of our internal controls. This significant deficiency was remediated during 2006.
We made no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
Significant Deficiency of Subsidiary
During the course of completing the 2005 year end closing process, NEGI determined that it had a significant deficiency related to the review of its tax provision. In 2006, NEGI implemented procedures to include verification of a detailed review of the tax provision by a third party tax advisor including verification of the review and validation of all assumptions used in the determination of the deferred tax asset valuation allowance. This significant deficiency was remediated during 2006.
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
Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2006, is effective.
Grant Thornton LLP, our independent registered public accounting firm, has audited and issued their report on management’s assessment of AREP’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Partners of
American Real Estate Partners, L.P.
We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting, that American Real Estate Partners, L.P. and Subsidiaries (the “Company”) (a Delaware limited partnership) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Real Estate Partners, L.P. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, changes in partners’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 2, 2007, expressed an unqualified opinion on those financial statements.
GRANT THORNTON LLP
New York, New York
March 2, 2007

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The names, offices held and ages of the directors and executive officers of API as of March 2, 2007 are as follows:

Name	Age	Position

Carl C. Icahn	71	Chairman of the Board
William A. Leidesdorf	61	Director
Vincent J. Intrieri	50	Director
James L. Nelson	57	Director
Jack G. Wasserman	70	Director
Keith A. Meister	33	Principal Executive Officer and Vice Chairman of the Board
Peter K. Shea	55	President
Hillel Moerman	34	Chief Financial Officer and Chief Accounting Officer
The names, offices held and ages of certain key employees of us and our subsidiaries are as follows:

Name	Age	Position

Richard P. Brown	59	President and Chief Executive Officer, American Casino & Entertainment Properties LLC

Joseph Pennacchio	60	President, WestPoint International, Inc.

Carl C. Icahn has served as Chairman of the Board of API since 1990. Mr. Icahn has served as chairman of the board and a director of Starfire Holding Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Through his entities, CCI Onshore Corp. and CCI Offshore Corp., Mr. Icahn manages private investment funds, including Icahn Partners LP and Icahn Partners Master Fund LP. Since February 2005, Mr. Icahn has served as a director of CCI Onshore Corp. and CCI Offshore Corp., which are in the business of managing private investment funds, and, from September 2004 to February 2005, Mr. Icahn served as the sole member of their predecessors, CCI Onshore LLC and CCI Offshore LLC, respectively. Mr. Icahn was also chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Since 1994, Mr. Icahn has been the principal beneficial stockholder of American Railcar, a publicly traded company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, and has served as chairman of the board and as a director of American Railcar since 1994. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, which operates the Stratosphere Casino Hotel & Tower. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc. since February 2006 and was chairman of the board and a director of XO Communications, Inc. (XO Holdings’ predecessor) from January 2003 to February 2006. XO Holdings, Inc. is a publicly traded telecommunications services provider that is majority owned by various entities controlled by Mr. Icahn. Mr. Icahn has served as a director of Cadus Corporation, a publicly traded company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a publicly traded provider of in-home movie rental and game entertainment. In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated, a publicly traded biopharmaceutical company, and since October 2006 has been the chairman of the board of ImClone Systems.
Mr. Icahn has been licensed by the Nevada State Gaming Control Commission.
William A. Leidesdorf has served as a director of API since March 1991. Since December 2003, Mr. Leidesdorf has served as a director of American Entertainment Properties Corp., or AEPC, the sole member of ACEP. Since May 2005, Mr. Leidesdorf has served as a director of Atlantic Coast. Mr. Leidesdorf was a director of Renco Steel Group, Inc. and was a director of its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since June 1997, Mr. Leidesdorf has been an owner and a managing director of Renaissance Housing, LLC, a company primarily engaged in acquiring multifamily residential properties. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker. Mr. Leidesdorf has been licensed by the Nevada State Gaming Control Commission.

Vincent J. Intrieri has served as a Director of API since July 2006. Since December 2006, Mr. Intrieri has been a director of NEGI. Since November 2004, Mr. Intrieri has been a Senior Managing Director of Icahn Partners LP and Icahn Partners Master Fund LP, private investment funds controlled by Mr. Icahn. Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership. From March 2003 to December 2004, Mr. Intrieri was a Managing Director of High River Limited Partnership and from 1998 to March 2003 served as portfolio manager for Icahn Associates Corp. Each of Icahn Associates Corp. and High River Limited Partnership is owned and controlled by Mr. Icahn and is primarily engaged in the business of holding and investing in securities. Since April 2005, Mr. Intrieri has been the president and chief executive officer of Philip Services Corporation, a metal recycling and industrial services company controlled by Mr. Icahn. Since August 2005, Mr. Intrieri has served as a director of American Railcar. From March 2005 to December 2005, Mr. Intrieri was a Senior Vice President, the Treasurer and the Secretary of American Railcar. Mr. Intrieri has served as a director of XO Holdings since February 2006. Prior to that, he had served as a director of XO Communications Inc. (XO Holdings’ predecessor) from January 2003 to February 2006. Since April 2003, Mr. Intrieri has been Chairman of the Board of Directors and a director of Viskase Companies, Inc., a publicly traded producer of cellulose and plastic casings used in preparing and packaging meat products that is majority-owned by various entities controlled by Mr. Icahn.  Since November 2006, Mr. Intrieri has been a director of Lear Corporation, a publicly traded supplier of automotive interior systems and components, in which Mr. Icahn has an interest through the ownership of securities and with which we have entered into an agreement and plan of merger. From 1995 to 1998, Mr. Intrieri served as portfolio manager for distressed investments with Elliott Associates L.P., a New York investment fund. Prior to 1995, Mr. Intrieri was a partner at the Arthur Andersen accounting firm. Mr. Intrieri is a certified public accountant.
James L. Nelson has served as a director of API since June 2001. Since December 2003, Mr. Nelson has been a director of AEPC. Since May 2005, Mr. Nelson has served as a director of Atlantic Coast. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. Mr. Nelson currently serves as a director and Chairman of the Audit Committee of Viskase Companies, Inc. Mr. Nelson has been licensed by the Nevada State Gaming Control Commission.
Jack G. Wasserman has served as a Director of API since December 1993. Since December 2003, Mr. Wasserman has been a director of AEPC. Since May 2005, Mr. Wasserman has served as a director of Atlantic Coast. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Mr. Wasserman has been licensed by the Nevada State Gaming Control Commission and is an independent member and Chairman of the compliance committee for all AREP’s casinos. Since December 1998, Mr. Wasserman has been a director of NEGI. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company. Affiliates of Mr. Icahn are controlling shareholders of Cadus. Since March 2004, Mr. Wasserman has been a director of Triarc Companies, Inc., a publicly traded diversified holding company. Mr. Wasserman serves on the audit and compensation committees of Triarc.
Keith A. Meister has served as Principal Executive Officer and Vice Chairman of the Board of API since March 2006. He served as Chief Executive Officer of API from August 2003 until March 2006 and as President of API from August 2003 until April 2005.  Mr. Meister also serves as a director of various direct and indirect subsidiaries of AREP. Mr. Meister is also a Managing Director of Icahn Partners LP, Icahn Partners Master Fund LP and Icahn Partners Master Fund II LP, which are private investment funds controlled by Mr. Icahn. From March 2000 through 2001, Mr. Meister served as co-president of J Net Ventures, a venture capital fund that he co-founded, focused on investments in information technology and enterprise software businesses. From 1997 through 1999, Mr. Meister served as an investment professional at Northstar Capital Partners, an opportunistic real estate investment partnership. Prior to Northstar, Mr. Meister served as an investment analyst in the investment banking group at Lazard Freres. He also serves on the Boards of Directors of the following companies: XO Holdings, American Railcar, and BKF Capital Group, Inc., an investment management firm in which Mr. Icahn is a stockholder.

Peter K. Shea has served as President of API since December 2006. Since December 2006, Mr. Shea, has been Head of Portfolio Company Operations at AREH. Since December 27, 2006, Mr. Shea has also served as a director of XO Holdings. Since December 2006, Mr. Shea has served as a director of American Railcar. Since December 20, 2006, Mr. Shea has served as a director of WPI. Since November 2006, Mr. Shea has been a director of Viskase Companies, Inc. Mr. Shea was an independent consultant to various companies and an advisor to private equity firms from 2002 until December 2006. During this period he also served as Executive Chairman of Roncadin GmbH, a European food company, and a Board Director with Sabert Corporation, a manufacturer of plastics and packaging products. From 1997 to 2001, he was a Managing Director of H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe. Mr. Shea has been Chairman, Chief Executive Officer or President of other companies including SMG Corporation, John Morrell & Company and Polymer United. SMG and John Morrell were international meat processing firms and Polymer United was a leading plastics manufacturer operating throughout Central America. Previously, he held various executive positions, including Head of Global Corporate Development, with United Brands Company, a Fortune 100 Company with a broad portfolio of companies operating in many sectors. Mr. Shea began his career with General Foods Corporation. He has also served on the Boards of Premium Standard Farms and New Energy Company of Indiana.
Hillel Moerman has served as Chief Accounting Officer and Chief Financial Officer for API since June 2006 and July 2006 respectively. From January 2005 until June 2006, Mr. Moerman, held the positions of Director of Accounting and VP of Strategic Planning for API. Prior to that time, from September 2000 through December 2004, Mr. Moerman was a Senior Manager with Ernst & Young LLP. Mr. Moerman also worked as a staff accountant for the corporate finance group of the Securities and Exchange Commission from 1999 to 2000.
Gaming
Richard P. Brown has served as the President and Chief Executive Officer of ACEP; and President, Chief Executive Officer and a director of AEPC and Atlantic Coast since inception. Mr. Brown has over 16 years experience in the gaming industry. Mr. Brown has been the President and Chief Executive Officer of each of the Stratosphere, Arizona Charlie’s Decatur and Arizona Charlie’s Boulder since June 2002. From January 2001 to June 2002, Mr. Brown served as Chief Operating Officer for all three properties. Prior to joining Stratosphere Gaming Corp. in March 2000 as Executive Vice President of Marketing, Mr. Brown held executive positions with Harrah’s Entertainment and Hilton Gaming Corporation. Mr. Brown also serves as President and Chief Executive Officer of GBH, which filed for Chapter 11 bankruptcy in September 2005. Mr. Brown has been licensed by the Nevada State Gaming Control Commission.
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
Audit Committee
James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange. A copy of the audit committee charter is available on our website at www.arep.com/files/pdf/audit_committee_charter.pdf or may be obtained without charge by writing to American Real Estate Partners, L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.
Our audit committee meets formally at least once every quarter, and more often if necessary. In addition to the functions set forth in its charter, pursuant to our amended and restated agreement of limited partnership, the audit committee reviews potential conflicts of interest which may arise between us and API and its affiliates and Mr. Icahn.
The functions of our audit committee as set forth in our amended and restated partnership agreement include: (1) the review of our financial and accounting policies and procedures; (2) the review of the results of audits of the books and records made by our outside auditors; (3) the review of allocations of overhead expenses in connection with the reimbursement of expenses to API and its affiliates; and (4) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement.
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
Audit Committee Report
The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2006 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU § 380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the Board of Directors that our 2006 audited financial statements be included in this annual report on Form 10-K.
This report is provided by the following independent directors, who constitute the audit committee:
William A. Leidesdorf
James L. Nelsom
Jack G. Wasserman
Code of Ethics
On October 25, 2004, API’s board of directors adopted a Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website at www.arep.com/files/pdf/code_of_ethics.pdf and may be obtained without charge by writing to American Real Estate Partners, L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, attention: Investor Relations.
Corporate Governance Guidelines
On October 25, 2004, API’s board of directors adopted Corporate Governance Guidelines for AREP and its subsidiaries, excluding NEGI, which has its own separate set of guidelines. A copy of the Corporate Governance Guidelines is available on our website at www.arep.com/files/pdf/corporate_governance.pdf and may be obtained without charge by writing to American Real Estate Partners, L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, attention: Investor Relations.
In March 2007, our principal executive officer will submit to the NYSE a certification under Section 303A.12(a) of the NYSE Corporate Governance rules certifying that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance
To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of AREP’s depositary units failed to file on a timely basis reports required by §16(a) of the Securities Exchange Act of 1934, as amended, during the year ended December 31, 2006.
Item 11. Executive Compensation.
Compensation Committee Report
The board of directors does not have a standing compensation committee. The board of directors reviewed and discussed the Compensation Disclosure and Analysis with management. Based on that review and discussion, the board of directors recommended that the Compensation Disclosure & Analysis be included in this annual report on Form 10-K.
This report is provided by the board of directors:
Carl C. Icahn
Vincent J. Intrieri
William A. Leidesdorf
Keith A. Meister
James L. Nelson
Jack G. Wasserman
Compensation Committee Interlocks and Insider Participation
During 2006, our entire board of directors participated in deliberations concerning executive compensation. Mr. Meister serves as our principal executive officer.  During 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.
Compensation Discussion and Analysis
Overview
Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.
Mr. Meister serves as our principal executive officer, but does not receive a salary from us. No other member of the board of directors serves as an executive officer or is otherwise employed by us.
Under New York Stock Exchange rules, because we are a limited partnership and a controlled entity, we are not required to maintain a compensation committee.
Compensation Philosophy and Objectives
Our executive compensation philosophy is designed to support our key business objectives while maximizing value to our unitholders. The objectives of our compensation structure are to attract and retain valuable employees, assure fair and internally equitable pay levels and provide a mix of base salary and variable bonuses that provides motivation and awards performance. At the same time, we seek to optimize and manage compensation costs.
The primary components of our executive compensation are base salary and annual bonus, payable in cash. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. We generally do not pay compensation in options, units or other equity-based awards.

Base Salary
Base salaries for executive officers are determined based on job responsibilities and individual contribution.
As described below, Mr. Meister serves as vice chairman of our board of directors and acts as our principal executive officer.  Mr. Meister receives a fee of $100,000 for serving as the vice chairman of the Board of Directors, but does not receive any other compensation from us. Mr. Shea has an employment agreement pursuant to which he receives an annual base salary of $450,000.  For the year ended December 31, 2006, Mr. Moerman received a salary of $210,480.
Base salary is the only element of compensation that is used in determining the amount of contributions permitted under our 401(k) Plan.
Bonus
Pursuant to an employment agreement, Mr. Shea is eligible for a discretionary bonus, to be determined annually by the Board of Directors of API, of up to 50% of his base salary. Mr. Shea’s bonus is not based upon pre-set goals, such as specific quantitative or qualitative performance-related factors. Mr. Moerman’s bonus for 2006 was determined as part of a year end review of performances and compensation in the manner described above.
Benefits
Our executive officers participate in a qualified 401(k) retirement savings plan, health and paid-time off benefits that is offered to all of our employees and is designed to enable us to attract  and retain our workforce in a competitive environment. Retirement savings plans help employees save and prepare financially for retirement. Health and paid-time off benefits help ensure that we have a productive and focused workforce.
Our qualified 401(k) plan allows employees to contribute up to 15% percent of their base salary, up to the limits imposed by the Internal Revenue Code on a pre-tax basis. We currently match, within prescribed limits, 50% of eligible employees’ contributions up to 6.25% of their individual earnings. Participants choose to invest their account balances from an array of investment options as selected by plan fiduciaries from time to time. The 401(k) plan is designed to provide for distributions in a lump sum. Under certain circumstances, loans are permitted.
Perquisites
The total value of all perquisites provided to each of our executive officers is less than $10,000.

SUMMARY COMPENSATION TABLE
The following table sets forth information in respect of the compensation of the Principal Executive Officer, each of the other most highly compensated executive officers of API as of December 31, 2006 and one individual who served as an executive officer during 2006 but was not an executive officer as of December 31, 2006 for services in all capacities to AREP for 2006.

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Keith A. Meister(2)	2006	49,038	—	80,000		129,038
Principal Executive Officer and Vice Chairman

Hillel Moerman(4)	2006	210,480	250,000	16,897	(3)	465,657
Chief Financial Officer and Chief Accounting Officer

Jon F. Weber(5)	2006	587,692	200,000	20,934	(3)	794,567
Former President and Chief Financial Officer
——————
(1)
Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, or by API, which was subsequently reimbursed by us, required to be reported in those columns or tables, except as noted below.
(2)
Mr. Meister served as chief executive officer until March 2006 and received salary in that capacity. Effective March 14, 2006, Mr. Meister was elected principal executive officer and vice chairman of the board of API. Mr. Meister receives a fee of $100,000 per annum for serving as the vice chairman of the board of directors, but does not receive any other compensation from us. The amount included in other compensation is the pro rata share of such fee for 2006. Mr. Meister devotes a substantial portion of his time to affiliates of Mr. Icahn. He is compensated by these affiliates for the services he provides in connection with their businesses. We understand that his compensation from such affiliates includes a base salary and additional compensation, including incentive compensation based upon, among other things, the performance of such affiliates.
(3)
Represent matching contributions under AREP’s 401(k) plan and insurance premiums paid by us. In 2006, AREP made a matching contribution to the employee’s individual 401(k) plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary contributed by the employee.
(4)
In January 2005, Mr. Moerman joined API as director of accounting and vice president of strategic planning. On July 19, 2006, Mr. Moerman was elected chief financial officer of API.
(5)
On April 26, 2005, Jon F. Weber was elected president of API. Effective November 16, 2005, Mr. Weber was elected chief financial officer of API. Mr. Weber resigned as chief financial officer of API effective July 19, 2006 and as president of API on December 27, 2006. Peter Shea was appointed president of API effective December 27, 2006.
Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13. Related Transactions with our General Partner and its Affiliates.
There are no family relationships between or among any of our directors and/or executive officers.

DIRECTOR COMPENSATION
The following table provides compensation information for our directors in 2006, except for Mr. Meister. Compensation received by Mr. Meister is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)

Carl C. Icahn	—	—	—
Vincent J. Intrieri	—	—	—
William A. Leidesdorf	55,000	13,800	68,800
James L. Nelson	55,000	64,480	119,480
Jack G. Wasserman	55,000	61,360	116,360
Each director will hold office until his successor is elected and qualified. Directors who are also audit committee members each received fees of $55,000 in 2006 and may receive additional compensation for special committee assignments. In 2006, Messrs. Leidesdorf, Nelson and Wasserman received special committee fees of $13,800, $64,480 and $61,360 respectively.
Mr. Icahn and Mr. Intrieri do not receive director fees or other fees or compensation from us.
For serving in the capacity as vice chairman of the board of API, Mr. Meister receives a fee of $100,000 per annum.
Directors receive only cash compensation, if applicable, and currently are not granted any options, units or other equity-based awards.
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
Stock Award, Option and Non-Equity Incentive Plans
We do not have any stock award, option or non-equity incentive plans. There were no stock awards, options or other similar awards outstanding at December 31, 2006, nor were there any exercise of options or other similar awards during the year ended December 31, 2006.
Potential Payments upon Termination or Change in Control
Currently, we do not have any agreements with any of our named executive officers relating to potential payments upon termination or a change in control.
Employment Agreements
Mr. Shea has an employment agreement pursuant to which he receives an annual base salary of $450,000 and is eligible for a discretionary bonus, to be determined by the Board of Directors of API, of up to 50% of his base salary. The employment agreement has a two year term, ending December 31, 2008, and may be terminated by Mr. Shea at any time upon 30 days’ prior written notice or by us at any time. If Mr. Shea’s employment is terminated by us without cause, Mr. Shea will be entitled to receive (1) any amount of base salary previously earned through the date of termination and unpaid and (2) a lump sum payment in the amount of $225,000. The employment agreement also contains non-disclosure, non-compete and non-solicitation provisions.
No other Named Executive Officer has a written employment agreement with us.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
As of March 1, 2007, affiliates of Mr. Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 55,655,382 depositary units, or approximately 90.0% of the outstanding depositary units, and 9,346,044 preferred units, or approximately 86.5%, of the outstanding preferred units. In light of this ownership position, the Board of Directors has determined that we are a “controlled company” for the purposes of the New York Stock Exchange’s listing standards and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. API’s Board of Directors presently consists of half independent directors and the audit committee consists entirely of independent directors.
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
The following table provides information, as of March 1, 2007, as to the beneficial ownership of the depositary units and preferred units for each director of API and all directors and executive officers of API, as a group. None of our Named Executive Officers beneficially owns any of the depositary units or preferred units.

Name of Beneficial Owner	Beneficial Ownership of Depositary Units	Percent of Class	Beneficial Ownership of Preferred Units	Percent of Class

Carl C. Icahn(1)	55,655,382	90.0%	9,346,044	86.5%
All directors and executive officers as a group (six persons)	55,655,382	90.0%	9,346,044	86.5%
——————
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

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, or ACF, is the sponsor of several pension plans that, as of December 31, 2006, were not underfunded on an ongoing actuarial basis but would be underfunded by approximately $87.2 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As a member of the ACF controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.
The current underfunded status of the ACF pension plans requires ACF to notify the PBGC of certain “reportable events,” such as if we cease to be a member of the ACF controlled group, or if we make certain extraordinary dividends or stock redemptions. This reporting obligation could cause us to seek to delay or reconsider the occurrence of such reportable events.
Starfire, which is 100% owned by Mr. Icahn, has undertaken to indemnify us and our subsidiaries from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. The Starfire indemnity (which does not extend to pension liabilities of our subsidiaries that would be imposed on us as a result of our interest in these subsidiaries and not as a result of Mr. Icahn and not as a result of Mr. Icahn and his affiliates more than 80% ownership interest in us) provides, among other things, that so long as such contingent liabilities exist and could be imposed on AREP, Starfire will not make any distributions to its stockholders that would reduce its net worth to below $250.0 million. Nonetheless, Starfire may not be able to fund its indemnification obligations to us.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Related Party Transaction Policy
Our amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general partner or any of its affiliates, including, without limitation, buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to the limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act and certain other limitations described in the registration statement on Form S-4 pursuant to which our depositary units were initially issued. In general, a related person transaction is any transaction or any series of similar transactions in which we or our subsidiaries is a participant and any related person has a direct or indirect material interest. Examples of a related person include any person who is a director or executive officer of the general partner, a person known by us to be the beneficial owner of more than 5% of any class of our voting securities, any immediate family member of any of the foregoing, and any entity in which any of the foregoing persons is employed or has a 5% or greater beneficial ownership interest.
Our board of directors recognizes that related person transactions can present potential or actual conflicts of interest. Accordingly, we have followed and continue to follow certain procedures for reviewing related person transactions. These procedures are designed to ensure that transactions with related persons are fair to us and in our best interests. If a proposed transaction appears to or does involve a related person, the transaction is presented to the audit committee for review. The audit committee is authorized to retain and pay such independent advisors as it deems necessary to properly evaluate the proposed transaction, including, without limitation, outside legal counsel and financial advisors to determine the fair value of the transaction.
All related person transactions that have been approved or ratified by the audit committee are disclosed to the full board of directors. All related person transactions are also disclosed in our applicable filings if required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations.

Related Transactions with our General Partner and its Affiliates
Preferred and Depositary Units
Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with non-real estate related investments by us. We have and in the future may determine to make investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Icahn, whether real estate or non-real estate related, provided the terms of all such transactions are fair and reasonable to us. Furthermore, it should be noted that our partnership agreement provides that API and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in and perform investment management services with respect to assets that may be similar to those in which we may invest and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.
For each of the four quarters of 2006, AREP paid a cash distribution of $0.10 per unit on AREP’s depositary units. API, as general partner, received its proportionate share of each distribution. The payment of future distributions will be determined by API’s board. In 2006, API was allocated approximately $15.9 million of our net earnings as a result of its combined 1.99% general partner interests in us and AREH.
Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units and preferred units.
Investments
We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing.
Acquisition of Lear Corporation
On February 9, 2007, we entered into an agreement and plan of merger pursuant to which we would acquire all of the issued and outstanding common stock of Lear Corporation for $36 per share, or aggregate consideration of approximately $5.0 billion, including the assumption of debt. Our agreement with Lear permits Lear to solicit proposals from other potential purchasers for 45 days after the signing of the agreement and to respond to offers after that date and until Lear’s stockholders approve the transaction with us. Mr. Icahn beneficially owns approximately 15.8% of Lear’s outstanding common stock.
Potential Acquisition of American Railcar, Inc. and Philip Services Corporation
We continuously identify, evaluate and engage in discussions concerning potential investments and acquisitions, including potential investments in and acquisitions of affiliates of Mr. Icahn. Mr. Icahn has proposed that we acquire his interests in American Railcar, Inc. and Philip Services. American Railcar is a publicly traded company that is primarily engaged in the business of manufacturing covered hoppers and tank railcars. Philip Services is an industrial services company that provides industrial outsourcing, environmental services and metal services to major industry sectors throughout North America. Mr. Icahn directly or indirectly owns approximately 52.5% of American Railcar and 95.6% of Philip Services. We own the remaining 4.4% of Philip Services. Two committees, one consisting of two independent directors and the other of three independent directors of our board, have been formed to consider the proposals. Each committee is in various stages of reviewing the proposal with its counsel and financial advisers. No agreement has been reached as to price or terms. Any acquisition would be subject to, among other things, the negotiation, execution and closing of a definitive agreement and the receipt of a fairness opinion.
Other Related Transactions
For 2006, we paid approximately $783,000 to an affiliate of API, XO Holdings, Inc., for telecommunication services.

In 1997, we entered into a license agreement with an Icahn Associates Corp. for office space. The license agreement expired in June 2005. In July 2005, we entered into a new license agreement with Icahn Associates Corp. for the non-exclusive use of approximately 1,514 square feet for which it pays monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The terms of the license agreement were reviewed and approved by our audit committee. The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. In the year ended December 31, 2006, we paid rent of approximately $162,000.
Starfire, which is 100% owned by Mr. Icahn, occupies a portion of certain office space leased by us. Monthly payments from it for the use of the space began on October 12, 2006. For the period beginning October 12, 2006 and ending December 31, 2006, we received $17,000 for the use of such space.
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
In addition, from time to time, our employees may provide services to affiliates of API, with us being reimbursed therefore, and we may pay affiliates of API for administrative services provided to us. Reimbursement to us by such affiliates in respect of such services is subject to review and approval by our audit committee. In 2006, we were paid an aggregate of $695,000 for services rendered by us to ImClone Systems Incorporated, Foundation for a Greater Opportunity, Icahn Partners Masters Fund LP, XO Holdings, Viskase, Philip Services, ARI, Icahn Associates Corp., Federal Mogul Corporation, and Blockbuster Inc., each of which is an affiliate of Mr. Icahn.
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
No fees were paid under these provisions during 2006.
Director Independence
We believe that Messrs Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange. Messrs Leidesdorf, Nelson and Wasserman serve as our audit committee. The Board of Directors has determined that we are a “controlled company” for the purposes of the New York Stock Exchange’s listing standards and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. API’s Board of Directors presently consists of half independent directors and the audit committee consists entirely of independent directors.
Item 14. Principal Accounting Fees and Services.
The following tables summarize Grant Thornton LLP Fees for Professional Services Rendered for AREP and its consolidated subsidiaries:
Summary of Grant Thornton LLP Fees for Professional Services Rendered
For the Years Ended December 31, 2006 and 2005

	2006	2005
Audit fees(1)	$4,508,300	$4,650,690
Audit related fees	—	—
Total fees	$4,508,300	$4,650,690
——————
(1)
Services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to limited reviews, consents, assistance with review of offering documents and registration statement filed with the SEC.
In accordance with AREP’s Amended and Restated Audit Committee Charter adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to AREP and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the Exchange Act), all as required by applicable law or listing standards. All of the fees in 2006 and 2005 were pre-approved by the audit committee. For the fiscal years ended December 31, 2006 and 2005, none of the services described above under the captions “Audit Related Fees” or “Tax Fees” was covered by the de minimis exception.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

American Real Estate Partners, L.P.

	By:	American Property Investors, Inc., its
General Partner

	By:	/s/ Keith A. Meister
Date: March 5, 2007		Keith A. Meister, Principal Executive Officer and Vice Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to American Property Investors, Inc., the general partner of American Real Estate Partners, L.P., and on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Keith A. Meister	Principal Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 5, 2007
Keith A. Meister

/s/ Hillel Moerman	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 5, 2007
Hillel Moerman

/s/ Carl C. Icahn	Chairman of the Board	March 5, 2007
Carl C. Icahn

/s/ Vincent J. Intrieri	Director	March 5, 2007
Vincent J. Intrieri

/s/ William A. Leidesdorf	Director	March 5, 2007
William A. Leidesdorf

/s/ James L. Nelson	Director	March 5, 2007
James L. Nelson

/s/ Jack G. Wasserman	Director	March 5, 2007
Jack G. Wasserman

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

4.7
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

10.4
Service Mark License Agreement, by and between Becker Gaming, Inc. and Arizona Charlie’s, Inc., dated as of August 1, 2000 (incorporated by reference to ACEP’s Form 10-K (SEC File No. 333-118149), filed on March 16, 2005).

10.5
Purchase Agreement, dated January 21, 2005, by and among AREP, as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.4 to AREP’s Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).

10.6
Amendment No. 1, dated as of May 23, 2005, to the Purchase Agreement, dated January 21, 2005, by and among AREP, as Purchaser, and Cyprus, LLC as seller (incorporated by reference to Exhibit 99.1 to Form 8-K (SEC File No. 1-9516) filed on May 27, 2005).

10.7
Indenture, dated as of February 7, 2005, among AREP, AREP Finance and AREH, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

10.8	Form of AREP and AREP Finance 7 1/8% Senior Note due 2013 (incorporated by reference to Exhibit 4.10 to AREP’s Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).

10.9
Indenture, dated as of May 12, 2004, among AREP, AREP Finance, AREH, as guarantor and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.10	Form of 8 1/8% Senior Note due 2012 (incorporated by reference to Exhibit 4.1 to AREP’s Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.11
Credit Agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and other lender parties thereto. (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.12
Security Agreement, dated as of December 20, 2005, from the Guarantors referred to therein to Citicorp USA, Inc., as Administrative Agent. (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.13
Guaranty, dated as of December 20, 2005, from the guarantors named therein and the Additional Guarantors referred to therein in favor of the Guaranteed Parties referred to therein. (incorporated by reference to Exhibit 10.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).

10.14
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

10.15
Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding Real Estate Holdings Limited Partnership and Aretex LLC (incorporated by reference to Exhibit 10.2 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.16
Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and AREH (incorporated by reference to Exhibit 10.3 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).

10.17	Option Grant Agreement, dated June 29, 2005, between AREP and Keith A. Meister (incorporated by reference to Exhibit 10.1 to AREP’s Form 8-K (SEC File No. 1-9516), filed on July 6, 2005).

10.18
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

10.19
Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of AREP and its subsidiaries (incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).

10.20
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

10.21
Pledge and Security Agreement, dated as of May 26, 2004, by and among ACEP, ACEP Finance, certain subsidiaries of ACEP and Bear Sterns Corporate Lending Inc. (incorporated by reference to Exhibit 10.2 to ACEP’s Form S-4 (SEC File No. 333-118149), filed on August 12, 2004).

10.22
Reaffirmation Agreement, dated as of May 9, 2006, among the Grantors thereto and Bear Sterns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on May 17, 2006).

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
Loan and Security Agreement, dated as of June 16, 2006, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to American Real Estate Partners, L.P.’s Form 8-K (SEC File No. 1-9156), filed on June 22, 2006).

10.29
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

10.30
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

10.31
Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among American Real Estate Partners, L.P., American Real Estate Holdings Limited Partnership and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.32
Acquisition Agreement, dated September 3, 2006, by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC and Mitre Associates LLC (incorporated by reference to Exhibit 10.1 to Form 8-K(SEC File No. 1-9516), filed on September 8, 2006).

10.33
Stockholders Agreement, dated as of September 3, 2006, among Pinnacle Entertainment, Inc., American Real Estate Holdings Limited Partnership and AREP Sands Holding, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.34
Agreement, dated as of October 25, 2006 by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG, Inc. and American Real Estate Holdings Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on October 31, 2006).

10.35
Purchase and Sale Agreement, dated November 21, 2006, by and among American Real Estate Partners, L.P., American Real Estate Holdings Limited Partnership, AREP Oil & Gas Holdings LLC, AREP O & G Holdings LLC, NEG Oil & Gas LLC and SandRidge Holdings, Inc. and solely for purposes of Article V, Article XII, Section 9.5 and Section 10.2, Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).

10.36
Shareholders Agreement, dated November 21, 2006, among Riata Energy, Inc. and Certain Shareholders of Riata Energy, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).

10.37
Interest Transfer Agreement, dated as of November 24, 2006, among Highcrest Investors Corp., Meadow Star Partner LLC, AREP O&G Holdings LLC and AREH Oil & Gas Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).

10.38
Agreement of Limited Partnership of Rome Acquisition Limited Partnership, effective as of November 15, 2006, among WH Rome Partners LLC and Meadow Star LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).

10.39
Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and American Real Estate Holdings Limited Partnership (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).

10.40
Employment Agreement, dated December 1, 2006, between American Real Estate Holdings Limited Partnership and Peter Shea (incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on December 28, 2006).

12.1	Ratio of earnings to fixed charges.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.