Form 10-K/A
period 2006-12-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2007-03-16
CIK 813762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K/A
Amendment No. 1
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

767 Fifth Avenue, Suite 4700

New York, New York 10153
(Address of principal executive office) (Zip Code)

(212) 702-4300
(Registrant’s telephone number, including area code)
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Depositary Units Representing Limited Partner Interests 5% Cumulative Pay-in-Kind Redeemable Preferred Units Representing Limited Partner Interests	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Securities. Yes ☐  No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

EXPLANATORY NOTE

American Real Estate Partners, L.P., or AREP, is filing this Amendment No. 1 to Form 10−K for the fiscal year ended December 31, 2006 (“Amendment No. 1”), to include Exhibits 23.1, 23.2, 23.3, 23.4 and 99.1 within Part IV, Item 15 of our Annual Report on Form 10−K, filed with the Securities and Exchange Commission on March 6, 2007.

Pursuant to Rule 3−09 of Regulation S−X, a registrant is required to file separate financial statements for certain significant equity method investments. We have determined that our investment in ImClone Systems Incorporated, or ImClone, meets certain “significance” tests pursuant to Rule 3−09 of Regulation S−X. Accordingly, we are filing this Amendment No. 1 to include as Exhibit 99.1 the financial statements of ImClone as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 and the related Report of Independent Registered Public Accounting Firm and as Exhibit 23.2 the consent of KPMG LLP, the independent registered public accounting firm for ImClone. The financial statements of ImClone were audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).

We are also including in this Amendment No. 1 the consent of Grant Thornton LLP as Exhibit 23.1 and the consents of KPMG LLP as Exhibits 23.3 and 23.4.

Except as described above, no other changes have been made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as initially filed with the SEC on March 6, 2007, and except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The following financial statements of American Real Estate Partners, L.P. are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firms *
Consolidated Balance Sheets — December 31, 2006 and 2005 *
Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004 *
Consolidated Statements of Changes in Partners’ Equity and Comprehensive Income (Loss) — Years ended December 31, 2006, 2005 and 2004 *
Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004 *
Notes to Consolidated Financial Statements *

* Previously filed on March 6, 2007

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

American Real Estate Partners, L.P.

	By:	American Property Investors, Inc., its
General Partner

	By:	/s/ Keith A. Meister
Date: March 16, 2007		Keith A. Meister, Principal Executive Officer and Vice Chairman of the Board

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

12.1	Ratio of earnings to fixed charges. (incorporated by reference to Exhibit 12.1 to AREP’s Form 10-K (SEC File No. 1-9516), filed on March 6, 2007).

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to AREP’s Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).

21	Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 to AREP’s Form 10-K (SEC File No. 1-9516), filed on March 6, 2007).

23.1	Consent of Grant Thornton LLP.

23.2	Consent of KPMG LLP.

23.3	Consent of KPMG LLP.

23.4	Consent of KPMG LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of ImClone Systems Incorporated for the year ended December 31, 2006.