Form 10-Q
period 2007-03-31
AMERICAN REAL ESTATE PARTNERS L P
filed 2007-05-10
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9516

______________
AMERICAN REAL ESTATE PARTNERS, L.P.
(Exact Name of Registrant as Specified in its Charter)
______________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2007, there were 61,856,830 depositary units and 11,907,073 preferred units outstanding.

Back to Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in $000s, except unit amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,331,521	$1,912,235
Investments	563,552	539,115
Inventories, net	235,358	245,502
Trade, notes and other receivables, net	169,841	176,496
Other current assets	76,389	134,987
Assets of discontinued operations held for sale	48,205	47,503
Total current assets	3,424,866	3,055,838
Property, plant and equipment, net:
Gaming	417,978	422,715
Real Estate	273,852	283,974
Home Fashion	206,764	200,382
Total property, plant and equipment, net	898,594	907,071
Investments	201,943	179,932
Intangible assets	25,772	25,916
Other assets	71,492	75,990
Total assets	$4,622,667	$4,244,747
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$66,497	$69,853
Accrued expenses and other current liabilities	160,062	197,792
Current portion of long-term debt	23,620	23,970
Securities sold not yet purchased	8,682	25,398
Total current liabilities	258,861	317,013
Long-term debt	1,675,498	1,184,990
Other non current liabilities	23,738	22,212
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 12,100,000 authorized; 11,907,073 and 11,340,243 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	119,073	117,656
Total long-term liabilities	1,818,309	1,324,858
Total liabilities	2,077,170	1,641,871
Minority interests	198,019	292,221
Commitments and contingencies (Note 19)
Partners’ equity:
Limited partners:
Depositary units: 67,850,000 authorized; 62,994,030 issued and 61,856,830 outstanding as of March 31, 2007 and December 31, 2006	2,560,705	2,524,615
General partner	(201,306)	(202,039)
Treasury units at cost: 1,137,200 depositary units	(11,921)	(11,921)
Partners’ equity	2,347,478	2,310,655
Total liabilities and partners’ equity	$4,622,667	$4,244,747

See notes to consolidated financial statements.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2007	2006
	(unaudited) (in 000s, except per unit amounts)
Revenues:
Gaming	$112,888	$85,945
Real Estate	27,887	20,712
Home Fashion	210,604	243,490
	351,379	350,147
Expenses:
Gaming	89,661	67,322
Real Estate	23,606	17,238
Home Fashion	249,619	281,448
General and administrative expenses	7,679	11,145
	370,565	377,153

Operating loss	(19,186)	(27,006)

Other income (expense), net:
Interest expense	(32,977)	(25,155)
Interest income	31,458	11,554
Other income (expense), net	84,781	21,309
Equity in earnings of affiliate	—	24
Income (loss) from continuing operations before income taxes and minority interests	64,076	(19,274)
Income tax expense	(6,949)	(5,211)
Minority interests	11,590	15,069
Income (loss) from continuing operations	68,717	(9,416)
Discontinued operations:
Income from discontinued operations, net of income taxes	16,470	58,841
Minority interest	(1,794)	54
Gain on sales of assets, net of income taxes	13,185	251
Income from discontinued operations, net of income taxes	27,861	59,146
Net earnings	$96,578	$49,730
Net earnings attributable to:
Limited partners	$94,656	$48,741
General partner	1,922	989
	$96,578	$49,730
Net earnings per LP unit:
Basic earnings:
Income (loss) from continuing operations	$1.09	$(0.15)
Income from discontinued operations	0.44	0.94
Basic earnings per LP unit	$1.53	$0.79
Weighted average LP units outstanding:	61,857	61,857
Diluted earnings:
Income (loss) from continuing operations	$1.09	$(0.15)
Income from discontinued operations	0.44	0.94
Diluted earnings per LP unit	$1.53	$0.79
Weighted average LP units and equivalent partnership units outstanding	61,857	61,857

See notes to consolidated financial statements.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2007
(Unaudited) (In 000s)

	General Partner’s Equity (Deficit)	Limited Partners’ Equity Depositary Units	Held in Treasury		Total Partners’ Equity
			Amounts	Units

Balance, December 31, 2006	$(202,039)	$2,524,615	$(11,921)	1,137	$2,310,655
Cumulative effect of adjustment from adoption of SFAS No. 159	(840)	(41,344)	—	—	(42,184)
Comprehensive income:
Net earnings	1,922	94,656	—	—	96,578
Net unrealized losses on securities available for sale	(227)	(11,202)	—	—	(11,429)
Comprehensive income	1,695	83,454	—	—	85,149
Partnership distribution	(125)	(6,186)	—	—	(6,311)
Other	3	166	—	—	169
Balance, March 31, 2007	$(201,306)	$2,560,705	$(11,921)	1,137	$2,347,478
Accumulated other comprehensive income at March 31, 2007 was $13.9 million.

See notes to consolidated financial statements.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006

	2007	2006
	(unaudited)
Cash Flows from Operating Activities:
Cash Flows from Continuing Operations:
Income (loss) from continuing operations	$68,717	$(9,416)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,294	18,483
Investment gains	(79,410)	(13,750)
Preferred LP unit interest expense	1,417	1,335
Minority interests	(11,590)	(15,069)
Equity in earnings of affiliate	—	(24)
Stock-based compensation expense	—	6,248
Deferred income tax expense (benefit)	362	(384)
Impairment loss on fixed assets	313	7,828
Net cash used in activities on trading securities	(14,866)	(40,671)
Other, net	4,785	2,802
Changes in operating assets and liabilities:
(Increase) decrease in trade notes and other receivables	(6,602)	20,107
Increase in other assets	(1,164)	(32,228)
Decrease (increase) in inventory	10,144	(31,246)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	63	(2,743)
Net cash used in continuing operations	(11,537)	(88,728)
Cash Flows from Discontinued Operations:
Income from discontinued operations	27,861	59,146
Depreciation, depletion and amortization	194	28,124
Change in fair market value of Oil and Gas derivative contracts	—	(37,252)
Changes in operating assets and liabilities	—	5,240
Gains on sales of assets	(13,185)	—
Other, net	(15,471)	3,708
Net cash (used in) provided by discontinued operations	(601)	58,966
Net cash used in operating activities	(12,138)	(29,762)

Cash Flows from Investing Activities:
Cash Flows from Continuing Operations:
Capital expenditures	(16,898)	(5,221)
Purchases of marketable equity and debt securities	(75,671)	(72,378)
Proceeds from sales of marketable equity and debt securities	51,471	44,056
Net proceeds from sales and disposition of fixed assets	6,786	7,094
Other	—	(18)
Net cash used in investing activities – continuing operations	(34,312)	(26,467)
Cash Flows from Discontinued Operations:
Capital expenditures	—	(51,476)
Net proceeds from the sales of real estate	4,359	991
Purchase of minority interest of investment in subsidiary	(47,283)	—
Release of escrow funds relating to asset sales	50,000	—
Other	(7,319)	(387)
Net cash used in investing activities – discontinued operations	(243)	(50,872)
Net cash used in investing activities	(34,555)	(77,339)

See notes to consolidated financial statements.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Three Months Ended March 31, 2007 and 2006

	2007	2006
	(unaudited) (in $000s)
Cash Flows from Financing Activities:
Cash Flows Continuing Operations:
Partners’ equity:
Partnership distributions	$(6,311)	$—
Dividend paid to minority holders of subsidiary	(18,451)	—
Debt:
Proceeds from senior notes payable	492,130	—
Repayment of credit facilities	(127)	—
Periodic principal payments	(1,262)	(1,098)
Net cash provided by (used in) financing activities – continuing operations	465,979	(1,098)
Net cash used in financing activities – discontinued operations	—	(3,075)
Net Cash Provided by (used in) Financing Activities	465,979	(4,173)
Net increase (decrease) in cash and cash equivalents	419,286	(111,274)
Net change in cash of assets held for sale	—	37,112
Cash and cash equivalents, beginning of period	1,912,235	460,091
Cash and cash equivalents, end of period	$2,331,521	$385,929

Supplemental information
Cash payments for interest	$45,982	$26,950
Cash payments for income taxes, net of refunds	$3,429	$798
Net unrealized losses on securities available for sale	$(11,429)	$(10,751)

See notes to consolidated financial statements.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 1 — General
American Real Estate Partners, L.P., or the Company or AREP, is a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Gaming, Real Estate and Home Fashion. In November 2006, we divested our Oil and Gas operating business and our Atlantic City gaming properties. Further information regarding our reportable segments is contained in Note 17. As described in Note 21, on April 22, 2007 we entered into an agreement to sell our remaining gaming operations.
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
The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K, for the year ended December 31, 2006. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature, except for the adoption of SFAS No. 159, as described below. Certain prior year amounts have been reclassified in order to conform to the current year presentation.
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
Because of the diversified nature of our business, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant. The results of our Real Estate and Home Fashion segments are seasonal.
Gaming Acquisition and Pending Divestiture
On November 28, 2005, AREP Laughlin Corporation entered into an agreement to purchase the Flamingo Laughlin Hotel and Casino, now known as the Aquarius Casino Resort, or the Aquarius, in Laughlin, Nevada from Harrah’s Operating Company, Inc. AREP Laughlin Corporation was formed by AREH to acquire, own and operate the Aquarius, and AREH contributed 100% of the stock of AREP Laughlin to American Casino and Entertainment Properties LLC, or ACEP, our indirect wholly owned subsidiary, on April 4, 2006. The transaction was approved by the Nevada Gaming Commission upon recommendation of the Nevada Gaming Control Board and closed on May 19, 2006. Accordingly, our financial statements include the financial position and results of operations of the Aquarius from May 19, 2006 forward.
As discussed in Note 21, on April 22, 2007, we entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprise all of our current gaming properties. Accordingly, in the second quarter of fiscal 2007 the financial position and the results of ACEP’s operations will be presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods in accordance with SFAS No. 144.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 1 — General – (continued)
Discontinued Operations
On November 17, 2006, our indirect majority owned subsidiary, Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, completed the sale to Pinnacle Entertainment, Inc., or Pinnacle, of the outstanding membership interests in ACE Gaming LLC or ACE, the owner of The Sands Hotel and Casino, or The Sands, in Atlantic City, New Jersey, and 100% of the equity interests in certain subsidiaries of AREH that owned parcels of real estate adjacent to The Sands, including the Traymore site, to Pinnacle.
On November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC, or NEG Oil & Gas, to SandRidge Energy, Inc. or SandRidge, formerly Riata Energy, Inc.
Operating properties of our real estate segment are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the statement of operations and cash flows for the three months ended March 31, 2007 and 2006 have been reclassified to conform to the current classification of properties. During the first quarter of 2007 two properties were reclassified to held for sale.
The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations.
Filing Status of Subsidiaries
National Energy Group, Inc., or NEGI, and Atlantic Coast are reporting companies under the Securities Exchange Act of 1934, as amended, or the, ‘34 Act. In addition, ACEP voluntarily files annual, quarterly and current reports under the, ‘34 Act.
New Accounting Pronouncements
SFAS No. 155. On February 16, 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments – an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year beginning after September 15, 2006. The adoption of SFAS 155 as of January 1, 2007 did not have any impact on our consolidated financial statements.
EITF 06-3. In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and the adoption of EITF 06-3 did not have any impact on our financial position, results of operations, or cash flows.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 1 — General – (continued)
FIN No. 48. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. See note 18 for additional information.
SFAS No. 157. In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS 157 does not require any new fair value measurements. We adopted SFAS 157 as of January 1, 2007, in conjunction with the adoption of SFAS No. 159, as required. The adoption of SFAS 157 did not have any impact on our consolidated financial statements.
SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning partners’ equity.
We adopted SFAS 159 as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone Systems Incorporated, or ImClone. In the fourth quarter of the fiscal year ended December 31, 2006, we first applied the equity method of accounting to our investment in ImClone due to changes in ImClone’s board resulting in our having the ability to exercise significant influence over ImClone. We believe that the quality of the earnings and the value of the investment that we report over time relating to our investment in ImClone is more accurately reflected by the market value methodology of SFAS 159 rather than the equity method of accounting. The equity method of accounting would require an appraisal of the fair values of ImClone’s assets and liabilities at the dates that we acquired shares of common stock of ImClone as well as future appraisals should there be any material indications of impairment. We believe that such an appraisal would be subjective given the nature of ImClone’s pharmaceutical operations.
As of the date of adoption, the carrying value of our investment in ImClone was approximately $164.3 million and the fair value of our investment was approximately $122.2 million. In accordance with the transition requirements of SFAS 159, we recorded a cumulative effect adjustment to beginning partners’ equity for the difference between the fair value and carrying value on the date of adoption, which reduced partners’ equity by approximately $42.2 million.
As a result of the adoption of SFAS 159, we are required to record unrealized gains or losses for the change in fair value of our investment in ImClone. During the three-month period ended March 31, 2007, we recorded approximately $63.9 million of unrealized gains resulting from the change in the market value of ImClone’s stock which is recorded as a component of other income (expense), net in the consolidated statement of operations.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 2 — Operating Units
Through the second quarter of the fiscal year ended December 31, 2006, or fiscal 2006, we had four principal operating businesses: Oil and Gas, Gaming, Real Estate and Home Fashion. As described in Note 3, in November 2006 we divested our Oil and Gas operating businesses and our Atlantic City Gaming properties. As a result, our Oil and Gas operations and our Atlantic City Gaming properties are now classified as discontinued operations and thus are not considered a reportable segment of our continuing operations. We now have three principal operating businesses: Gaming, Real Estate and Home Fashion.
a. Gaming
We own and operate gaming properties in Nevada. Our properties include the Stratosphere Casino Hotel and Tower, Arizona Charlie’s Decatur, and Arizona Charlie’s Boulder in Las Vegas and the Aquarius Casino Resort in Laughlin. Results for the Aquarius are included from the date of acquisition, May 19, 2006. As described above, in November 2006, we sold our Atlantic City Gaming properties. As a result, such operations are now classified as discontinued operations.
Summary balance sheets for the continuing operations of our Gaming segment as of March 31, 2007 and December 31, 2006 as included in the consolidated balance sheets are as follows (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Current assets	$98,667	$85,583
Property, plant and equipment, net	417,978	422,715
Other non-current assets	44,001	44,455
Total assets	$560,646	$552,753
Current liabilities	$50,614	$54,763
Long-term debt	257,202	257,329
Other non-current liabilities	6,144	5,993
Total liabilities	$313,960	$318,085
As discussed in Note 21, on April 22, 2007, we entered into an agreement to sell all of the issued and outstanding membership interests of ACEP for $1.3 billion, plus or minus certain adjustments such as working capital. Accordingly, in the second quarter of fiscal 2007 the financial position and the results of ACEP’s operations will be presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods in accordance with SFAS No. 144.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 2 — Operating Units – (continued)
Summarized unaudited statements of operations for the continuing operations of our Gaming segment for the three months ended March 31, 2007 and 2006 are as follows (in $000s):

	Three Months Ended March 31,
	2007	2006
Revenues:
Casino	$67,370	$48,022
Hotel	22,616	17,433
Food and beverage	23,109	18,070
Tower, retail and other income	9,311	8,219
Gross revenues	122,406	91,744
Less promotional allowances	9,518	5,799
Net revenues	112,888	85,945
Expenses:
Casino	22,566	16,488
Hotel	9,063	6,843
Food and beverage	15,975	13,201
Tower, retail and other income	4,244	4,248
Selling, general and administrative	29,472	20,782
Depreciation and amortization	8,341	5,760
Total costs and expenses	89,661	67,322
Operating income from continuing operations	$23,227	$18,623
b. Real Estate
Our real estate operations consist of three segments: rental real estate, property development and associated resort activities.
A summary of real estate property and equipment as of March 31, 2007 and December 31, 2006 as included in the consolidated balance sheets is as follows (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Rental properties:
Finance leases, net	$65,302	$66,335
Operating leases	41,653	46,170
Property development	122,306	126,537
Resort properties	44,591	44,932
Total real estate	$273,852	$283,974

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 2 — Operating Units – (continued)
Summarized unaudited statements of operations attributable to our continuing real estate operations are as follows (in $000s):

	Three Months Ended March 31,
	2007	2006

Revenues:
Rental real estate:
Interest income on financing leases	$1,578	$1,735
Rental income	1,939	1,511
Property development	18,145	11,384
Resort activities	6,225	6,082
Total revenues	27,887	20,712
Operating expenses:
Rental real estate	1,493	998
Property development	15,612	9,976
Resort activities	6,501	6,264
Total expenses	23,606	17,238
Operating income	$4,281	$3,474
Rental Real Estate
As of March 31, 2007, we owned 36 rental real estate properties. These primarily consist of fee and leasehold interests in real estate in 18 states. Most of these properties are net-leased to single corporate tenants. Approximately 89% of these properties are currently net-leased, 3% are operating properties and 8% are vacant.
Property Held for Sale
The following is a summary of property held for sale (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Leased to others	$34,653	$28,015
Vacant	703	703
	35,356	28,718
Less: accumulated depreciation	(8,097)	(5,053)
Total	$27,259	$23,665
At March 31, 2007 and December 31, 2006, $19.8 million of real estate held for sale was pledged to collateralize the payment of non-recourse mortgages payable.
We market portions of our commercial real estate portfolio for sale. Unaudited sales activity was as follows (in $000s, except unit data):

	Three Months Ended March 31,
	2007	2006

Properties sold	1	4
Proceeds received	$4,359	$973
Total gain recorded	$3,862	$251
Gain recorded in discontinued operations	$3,862	$251

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 2 — Operating Units – (continued)
Property Development and Associated Resort Activities
We own, primarily through our Bayswater subsidiary, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of more than 400 and 1,000 units of residential housing, respectively. Both developments operate golf and resort activities. We are also developing residential communities in Naples, Florida and Westchester County, New York.
Unaudited property development sales activity was as follows (in 000s except unit data):

	Three Months Ended March 31,
	2007	2006

Units sold:
New Seabury, Massachusetts	6	10
Grand Harbor/Oak Harbor, Florida	5	2
Falling Waters, Florida	23	—
Westchester, New York	2	—
Tampa Bay, Florida	1	—
	37	12
Revenues:
New Seabury, Massachusetts	$3,583	$9,033
Grand Harbor/Oak Harbor, Florida	4,349	2,321
Falling Waters, Florida	5,466	—
Westchester, New York	3,243	30
Tampa Bay, Florida	1,504	—
	$18,145	$11,384
c. Home Fashion
We conduct our Home Fashion operations through our majority ownership in West Point International Inc., or WPI, a manufacturer and distributor of home fashion consumer products.
Summary balance sheets for Home Fashion as of March 31, 2007 and December 31, 2006 as included in the consolidated balance sheets are as follows (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Current assets	$533,815	$567,419
Assets held for sale	20,946	23,838
Property plant and equipment, net	206,764	200,382
Intangible and other assets	38,333	38,199
Total assets	$799,858	$829,838
Current liabilities	$107,447	$101,609
Other liabilities	6,941	8,980
Total liabilities	$114,388	$110,589

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 2 — Operating Units – (continued)
Unaudited summarized statements of operations for the three months ended March 31, 2007 and 2006 are as follows (in $000s):

	Three Months Ended March 31,
	2007	2006

Net sales	$210,604	$243,490
Cost of goods sold	205,910	228,360
Gross earnings	4,694	15,130
Selling, general and administrative expenses	39,398	43,317
Restructuring and impairment charges	4,311	9,771
Operating loss	$(39,015)	$(37,958)
Total depreciation for the three months ended March 31, 2007 was $4.8 million, of which $3.7 million was included in cost of sales and $1.1 million was included in selling, general and administrative expenses. Total depreciation for the three months ended March 31, 2006 was $10.4 million, of which $8.6 million was included in cost of sales and $1.8 million was included in selling, general and administrative expenses. Total expenses for the three months ended March 31, 2007 include $4.3 million of restructuring charges (of which approximately $1.3 million relates to severance and $3.0 million relates to continuing costs of closed plants). There were no impairment charges recorded in the first quarter of fiscal 2007. Total expenses for the three months ended March 31, 2006 include $9.8 million of restructuring charges (of which approximately $1.2 million related to severance, $0.9 million related to continuing costs of closed plants and $7.7 million related to non-cash charges for impairment of fixed assets).
Impairment and restructuring charges for the three months ended March 31, 2007 and 2006 are included in Home Fashion operating expenses in the accompanying consolidated statements of operations.
To improve WPI’s competitive position, we intend to continue to restructure its operations to significantly reduce its cost of goods sold by closing certain plants located in the United States, sourcing goods from lower cost overseas facilities and, potentially, acquiring manufacturing facilities outside of the United States. WPI has incurred impairment charges to write-down the value of WPI plants taken out of service to its estimated liquidation value.
Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of the accrued liability balance was $1.2 million as of December 31, 2006. During the three months ended March 31, 2007, we incurred additional restructuring costs of $4.3 million, and $4.5 million was paid during the period. As of March 31, 2007, the accrued liability balance was $1.0 million, which is included in accounts payable and accrued expenses in our consolidated balance sheet.
Total cumulative impairment and restructuring charges for the period from our acquisition of WPI on August 8, 2005, through March 31, 2007, were $51.6 million.
We expect that restructuring charges will continue to be incurred throughout fiscal 2007. As of March 31, 2007, WPI expects to incur additional restructuring costs over the next year relating to the current restructuring plan of between $25 million and $30 million.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 3 — Discontinued Operations and Assets Held for Sale
The Sands and Related Assets
On November 17, 2006, Atlantic Coast, ACE, AREH, and certain other entities owned by or affiliated with AREH completed the sale to Pinnacle of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of AREH that own parcels of real estate adjacent to The Sands, including 7.7 acres of land adjacent to The Sands known as the Traymore site. We owned, through subsidiaries, approximately 67.6% of Atlantic Coast, which owned 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of AREH for subsidiaries that owned the Traymore site and the adjacent properties. Under the terms of the agreement, $51.8 million of the purchase price paid to Atlantic Coast was deposited into escrow to fund indemnification obligations with regard to the claims of creditors and stockholders of GB Holdings, Inc., or GB Holdings. On February 22, 2007 we resolved all outstanding litigation involving our interest in our Atlantic City gaming operations resulting in a release of all claims against us. As a result of the settlement, our ownership of Atlantic Coast increased from 67.6% to 96.9% and $50.0 million of the amount placed into escrow was released to us.
Oil and Gas Operations
On November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings, LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas to SandRidge, for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock valued, at the date of closing, at $18 per share, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas. On April 4, 2007, we sold our entire position in SandRidge for cash consideration of approximately $243.2 million.
On November 21, 2006, pursuant to an agreement dated October 25, 2006 among AREH, NEG Oil & Gas and National Energy Group, Inc., or NEGI, NEGI sold its membership interest in NEG Holding LLC to NEG Oil & Gas for consideration of approximately $261.1 million paid in cash. Of that amount, $149.6 million was used to repay the principal of and accrued interest with respect to the NEGI 10.75% senior notes due 2007, all of which were held by us.
Real Estate
Operating properties are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the statement of operations and cash flows for the three months ended March 31, 2007 and 2006 have been reclassified to conform to the current classification of properties. During the first quarter of 2007 two properties were reclassified to held for sale.
Results of Operations and Assets Held for Sale
The financial position and results of our Oil and Gas and Real Estate operations and of our Atlantic City Gaming operations described above are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 3 — Discontinued Operations and Assets Held for Sale – (continued)
A summary of the results of operations for our discontinued operations for the three months ended March 31, 2007 and 2006 is as follows (in $000s) (unaudited):

	Three Months Ended March 31,
	2007	2006

Revenues
Oil and Gas	$—	$108,292
Atlantic City Gaming	—	40,773
Rental Real Estate	1,238	1,718
Total revenues	$1,238	$150,783

Operating income from discontinued operations:
Oil and Gas	$—	$64,988
Atlantic City Gaming	—	732
Rental Real Estate	1,079	962
Total operating income	1,079	66,682
Interest expense	(270)	(5,435)
Interest and other income	18,642	1,040
Income tax expense	(2,981)	(3,446)
Income from discontinued operations	16,470	58,841
Minority interest	(1,794)	54
Gain on sales of discontinued operations, net of income taxes	13,185	251
	$27,861	$59,146
Interest and other income for the three months ended March 31, 2007 includes approximately $8.5 million relating to a real estate tax refund received by Atlantic Coast and approximately $10.1 million representing the net gain on the settlement of litigation relating to GB Holdings.
The gain on sales of discontinued operations in the three months ended March 31, 2007 includes approximately $3.9 million of gain on sales of real estate and $9.3 million relating to the working capital adjustment to the gain recorded on the sale of our Oil and Gas operations in November 2006.
Assets held for sale as of March 31, 2007 and December 31, 2006 totaled $48.2 million and $47.5 million, respectively. These relate to assets of WPI and Real Estate that are classified as held for sale in accordance with SFAS 144.
Note 4 — Related Party Transactions
a. Administrative Services
In July 2005, we entered into a license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet of office space for which we pay monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. In each of the three months ended March 31, 2007 and 2006, we paid rent of approximately $40,000.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 4 — Related Party Transactions – (continued)
An affiliate occupies a portion of certain office space leased by us. Monthly payments from the affiliate for the use of the space began on October 12, 2006. For the three months ended March 31, 2007, we received $19,000 for the use of such space.
In the three months ended March 31, 2007 and 2006, we paid approximately $162,000 and $214,500, respectively, to an affiliate for telecommunication services.
An affiliate provided certain professional services to WPI for which WPI incurred charges of approximately $27,000 and $81,000 for the three months ended March 31, 2007 and 2006, respectively.
We provided certain professional services to affiliates for which we charged $175,000 and $113,000 in the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, current liabilities in the consolidated balance sheet included $116,164 to be applied to our charges to the affiliate for services to be provided to it.
b. Securities Ownership
As of March 31, 2007, affiliates of Mr. Icahn owned 10,304,013 preferred units and 55,655,382 depositary units, which represented approximately 86.5% and 90.0% of the outstanding preferred units and depositary units, respectively.
Note 5 — Investments and Related Matters
a. Current Investments
Current investments consist of the following (in $000s):

	March 31, 2007		December 31, 2006
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(unaudited)
Current Investments:
Trading
Other investments	$—	$28,727	$—	$20,538
Total current trading	—	28,727	—	20,538
Available for Sale
Marketable equity and debt securities	236,354	247,880	242,080	265,411
Other investments	284,535	286,945	251,131	253,166
Total current available for sale	520,889	534,825	493,211	518,577
Total current investments	$520,889	$563,552	$493,211	$539,115
We use the services of an unaffiliated third-party investment manager to manage certain fixed income investments. As of March 31, 2007 and December 31, 2006, $162.0 million and $163.7 million, respectively, had been invested at the discretion of such manager in a diversified portfolio consisting predominantly of short-term investment grade debt securities. Investments managed by the third-party investment manager are classified as available for sale securities in the above table.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 5 — Investments and Related Matters – (continued)
b. Noncurrent Investments
Investment in ImClone Systems Incorporated
As described in Note 1 above, we adopted SFAS 159 as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone at the time of adoption. Previously, we accounted for our investment in ImClone under the equity method in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. The transition adjustment to beginning partners’ equity related to the adoption of SFAS 159 was a charge of approximately $42.2 million. We recorded approximately $63.9 million of unrealized gains in the first quarter of fiscal 2007 resulting from the change in the market price of ImClone’s stock.
At March 31, 2007 and December 31, 2006, our carrying value of our equity investment in ImClone was $186.1 million based on the fair value method of accounting and $164.3 million based on the equity method of accounting, respectively. As of March 31, 2007 and December 31, 2006, the market value of our ImClone shares held was $186.1 million and $122.2 million, respectively, which we believe is not material to our total assets. As of March 31, 2007, the total shares of ImClone common stock held by us as a percentage of ImClone’s total outstanding shares was 5.4%. ImClone is a registered SEC filer and its consolidated financial statements are readily available at www.sec.gov.
Other Noncurrent Investments
The carrying value of other noncurrent investments was $15.9 million and $15.6 million as of March 31, 2007 and December 31, 2006, respectively. Included in other securities is an investment of 4.4% of the common stock of Philip Services Corporation, an entity controlled by related parties. The investment has a cost basis of $0.7 million, which is net of significant impairment charges taken in prior years.
Note 6 — Inventories, Net
Inventories, net, relate solely to our Home Fashion segment and consist of the following (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Raw materials and supplies	$26,372	$32,059
Goods in process	77,481	83,592
Finished goods	131,505	129,851
	$235,358	$245,502
Note 7 — Trade, Notes and Other Receivables, Net
Trade notes and other receivables, net, consist of the following (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Trade receivables – Home Fashion	$142,827	$134,111
Allowance for doubtful accounts – Home Fashion	(8,136)	(8,303)
Other	35,150	50,688
	$169,841	$176,496

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 8 — Other Current Assets
Other current assets consist of the following (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Restricted cash	$33,090	$87,428
Other	43,299	47,559

	$76,389	$134,987
As of December 31, 2006, restricted cash included $50.0 million placed into escrow related to our sale of ACE to Pinnacle, which was released in February 2007 in connection with the settlement of the litigation with GB Holdings. Additionally, restricted cash consists of balances for escrow deposits and funds held to collateralize letters of credit.
Note 9 — Property, Plant and Equipment
Property, plant and equipment consists of the following (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Land	$115,236	$129,729
Buildings and improvements	443,402	446,878
Machinery, equipment and furniture	332,614	333,741
Assets leased to others	117,110	123,398
Construction in progress	112,480	90,672
	1,120,842	1,124,418
Less accumulated depreciation and amortization	(222,248)	(217,347)
Net property, plant and equipment	$898,594	$907,071
Depreciation and amortization expense related to property, plant and equipment for the three months ended March 31, 2007 and 2006 were $14.5 million and $17.4 million, respectively.
Note 10 — Other Non Current Assets
Other non current assets consist of the following (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Deferred taxes	$45,626	$48,976
Deferred finance costs, net of accumulated amortization of $10,560 and $9,883 as of March 31, 2007 and December 31, 2006, respectively	22,780	24,699
Other	3,086	2,315
	$71,492	$75,990

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 11 — Minority Interests
Minority interests consist of the following (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
WPI	$166,938	$178,843
Atlantic Coast	6,969	70,563
NEGI	24,112	42,815
	$198,019	$292,221
The minority interest in Atlantic Coast was reduced primarily as a result of the settlement of the litigation relating to GB Holdings. As a result, our ownership in Atlantic Coast increased from 67.6% to 96.9%.
Note 12 — Long-Term Debt
Long-term debt consists of the following (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Senior unsecured 7.125% notes due 2013 – AREP	$972,294	$480,000
Senior unsecured 8.125% notes due 2012 – AREP	351,327	351,246
Senior secured 7.85% notes due 2012 – ACEP	215,000	215,000
Borrowings under credit facility – ACEP	40,000	40,000
Mortgages payable	108,027	109,289
Other	12,470	13,425
Total long-term debt	1,699,118	1,208,960
Less current portion	(23,620)	(23,970)
	$1,675,498	$1,184,990
Senior unsecured 7.125% notes due 2013
On February 7, 2005, we issued $480.0 million aggregate principal amount of 7.125% senior unsecured notes due 2013, or the 7.125% notes, priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 between us, as issuer, American Real Estate Finance Corp., or AREF, as co-issuer, AREH, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the 2005 Indenture). Other than AREH, no other subsidiaries guarantee payment on the notes. AREF, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of the 7.125% notes.
On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7.125% notes, or the additional 7.125% senior notes (the 7.125% notes and the additional 7.125% senior notes being referred to herein as the notes), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013. At the time we issued the additional 7.125% senior notes, we entered into a new registration rights agreement in which we agreed to permit noteholders to exchange the notes for new notes which have been registered under the Securities Act of 1933, as amended, or the Securities Act.
Senior unsecured 8.125% notes due 2012
On May 12, 2004, AREP and AREH co-issued senior unsecured 8.125% notes due 2012, or the 8.125% notes, in the aggregate principal amount of $353 million. The 8.125% notes were priced at 99.266% of principal amount and have a fixed annual interest rate of 8.125%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The 8.125% notes will mature on June 1, 2012. AREH is a guarantor of the debt. No other subsidiaries guarantee payment on the notes.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 12 — Long-Term Debt – (continued)
Senior unsecured notes restrictions and covenants — AREP
The indentures governing our senior unsecured notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would be less than 1.75 to 1.0. As of March 31, 2007, such ratio was less than 1.75 to 1.0.
The indentures governing our senior unsecured notes require that on each quarterly determination date we and the guarantor maintain a minimum ratio of cash flow to fixed charges, each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the first fiscal quarter ended March 31, 2007, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.
The indentures also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of March 31, 2007, such ratio was in excess of 1.5 to 1.0. Based on this ratio, as of March 31, 2007, we and AREH could have incurred up to approximately $1.4 billion of additional indebtedness.
AREP Senior Secured Revolving Credit Facility
On August 21, 2006, we and AREF, as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0 % to 2.0%. We pay an unused line fee of 0.25 % to 0.5%. As of March 31, 2007, there were no borrowings under the facility.
Obligations under the credit agreement are guaranteed by and secured by liens on substantially all of the assets of certain of our indirect wholly owned holding company subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by holding company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.
Senior secured 7.85% notes due 2012 — ACEP
The indenture governing ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” The indenture also prohibits the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would be at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of March 31, 2007, such ratio was in excess of 2.0 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 12 — Long-Term Debt – (continued)
ACEP notes allow ACEP to incur indebtedness, among other things, of up to $ 50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.
ACEP Senior Secured Revolving Credit Facility
Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of March 31, 2007, the interest rate on the outstanding borrowings under the credit facility was 6.82% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the amended and restated credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on May 10, 2010. As of March 31, 2007, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.
The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. As of March 31, 2007, such ratio was less than 1.0 to 1.0. As of March 31, 2007, ACEP was in compliance with each of the covenants.
The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.
Mortgages Payable
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between September 1, 2008 and July 1, 2016.
WestPoint Home Secured Revolving Credit Agreement
On June 16, 2006, WestPoint Home, Inc., an indirect wholly owned subsidiary of WPI, entered into a $250.0 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.
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

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 12 — Long-Term Debt – (continued)
As of March 31, 2007, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $26.6 million, the majority of which relate to trade obligations.
Note 13 — Other Income (Expense)
Unaudited Other Income (Expense), net, is comprised of the following (in $000s):

	Three Months Ended March 31,
	2007	2006

Net realized gains on sales of marketable securities	$5,177	$33,431
Unrealized gains on marketable securities	72,126	15,478
Net realized losses on securities sold short	(1,510)	(5,131)
Unrealized gains (losses) on securities sold short	3,617	(25,476)
Gain on sale of assets	3,612	—
Other	1,759	3,007
	$84,781	$21,309
We recorded approximately $63.9 million of unrealized gains in the first quarter of fiscal 2007 resulting from the change in the market price of ImClone’s stock.
Note 14 — Unit Options
On June 29, 2005, we granted 700,000 nonqualified unit options to our then chief executive officer to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit which would vest over a period of eight years. On March 14, 2006, our chief executive officer resigned from that position, became a director and Vice Chairman of the Board of API, and was designated as API’s principal executive officer. These changes in status caused the options to be cancelled in accordance with their terms.
In accordance with SFAS No.123(R), Share Based Payment, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million in the first quarter of fiscal 2006 related to the previously unrecognized compensation cost.
Note 15 — Preferred Units
Pursuant to the terms of the preferred units, on February 27, 2007 we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10. The distribution was paid on March 31, 2007 to holders of record as of March 15, 2007. A total of 566,830 additional preferred units were issued. As of March 31, 2007, 11,907,073 preferred units were issued and outstanding. As of March 31, 2007, the number of authorized preferred units was 12,100,000.
Note 16 — Earnings Per Limited Partnership Unit
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

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 16 — Earnings Per Limited Partnership Unit – (continued)
The following table sets forth the computation of basic and diluted earnings per LP unit (in 000s, except per unit data) (unaudited):

	Three Months Ended March 31,
	2007	2006

Attributable to limited partners:
Basic income (loss) from continuing operations	$67,350	$(9,224)
Add preferred unit distribution(1)	—	—
Income (loss) before discontinued operations	67,350	$(9,224)
Income from discontinued operations	27,306	57,970
Diluted earnings	$94,656	$48,746
Weighted average LP units outstanding	61,857	61,857
Dilutive effect of redemption of preferred LP units(2)	—	—
Dilutive effect of unit options	—	—
Weighted average LP units and equivalent partnership units outstanding	61,857	61,857
Basic earnings per LP unit:
Income (loss) from continuing operations	$1.09	$(0.15)
Income from discontinued operations	0.44	0.94
Basic earnings:	$1.53	$0.79
Diluted earnings per LP unit:
Income (loss) from continuing operations	$1.09	$(0.15)
Income from discontinued operations	0.44	0.94
Diluted earnings:	$1.53	$0.79
——————
(1)
As its effect would have been anti-dilutive, the adjustment for interest expense associated with the preferred units’ distribution of $1.4 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively, has been excluded from the calculation of diluted earnings per LP unit.
(2)
As their effect would have been anti-dilutive, 1,063,226 and 2,902,385 units for the three months ended
March 31, 2007 and 2006, respectively, have been excluded from the weighted average LP units and equivalent partnership units outstanding.
Note 17 — Segment Reporting
Through the second quarter of fiscal 2006, we maintained the following six reportable segments: (1) Oil and Gas; (2) Gaming; (3) Rental Real Estate; (4) Property Development; (5) Associated Resort Activities; and (6) Home Fashion. Our three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheets and statements of operations.
In November 2006, we divested our Oil and Gas operating units. As a result, our Oil and Gas operations are now classified as discontinued operations and thus are not considered a reportable segment of our continuing operations. We now maintain the five remaining reportable segments.
We assess and measure segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations. As discussed above, the terms of financings for the Gaming, Home Fashion and Associated Resorts Activities segments impose restrictions on their ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 17 — Segment Reporting – (continued)
The revenues and net segment operating income for each of the reportable segments of our continuing operations are summarized as follows for the three months ended March 31, 2007 and 2006 (in $000s) (unaudited):

	Three Months Ended March 31,
	2007	2006

Revenues:
Gaming, net	$112,888	$85,945
Real Estate:
Rental Real Estate	3,517	3,246
Property development	18,145	11,384
Resort operations	6,225	6,082
Total Real Estate	27,887	20,712
Home Fashion	210,604	243,490
Total revenues	$351,379	$350,147
Net segment operating income (loss):
Gaming	$23,227	$18,623
Real Estate:
Rental Real Estate	2,024	2,248
Property development	2,533	1,408
Resort operations	(276)	(182)
Total Real Estate	4,281	3,474
Home Fashion	(39,015)	(37,958)
Total segment operating loss	(11,507)	(15,861)
Holding Company costs(i)	(7,679)	(11,145)
Total operating loss	(19,186)	(27,006)
Interest expense	(32,977)	(25,155)
Interest income	31,458	11,554
Other income (expense), net	84,781	21,309
Equity in earnings of affiliate	—	24
Income from continuing operations before income taxes & minority interest	64,076	(19,274)
Income tax expense	(6,949)	(5,211)
Minority interests	11,590	15,069
Income (loss) from continuing operations	$68,717	$(9,416)
——————
(i)
Holding Company costs include AREP’s and AREH’s general and administrative expenses and acquisition (legal and professional) costs at the Holding Company level. Selling, general and administrative expenses of the segments are included in their respective operating expenses in the accompanying statements of operations.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 17 — Segment Reporting – (continued)

	March 31, 2007	December 31, 2006
	(unaudited)	(restated)
Assets (in $000s):
Gaming	$560,646	$552,753
Real Estate	386,833	382,220
Home Fashion	778,912	806,000
Subtotal	1,726,391	1,740,973
Assets of discontinued operations held for sale	48,205	47,503
Reconciling items(ii)	2,848,071	2,456,271
Total assets	$4,622,667	$4,244,747
——————
(ii)
Reconciling items relate principally to cash and investments of AREP and AREH in the Holding Company.
Note 18 — Income Taxes
Our corporate subsidiaries recorded the following income tax expense attributable to continuing operations for our taxable subsidiaries for the three months ended March 31, 2007 and 2006 (in $000s) (unaudited):

	Three Months Ended March 31,
	2007	2006

Current	$(6,587)	$(5,595)
Deferred	$(362)	384
	$(6,949)	(5,211)
We recorded income tax provisions of $6.9 million and $5.2 million on pre-tax income of $64.1 million for the three months ended March 31, 2007 and pre-tax loss of ($19.3) million for the three months ended March 31, 2006. Our effective income tax rate was 10.8% and (27.0)% for the respective periods. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.
We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 , “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
As of the date of adoption, our unrecognized tax benefits totaled $5.0 million, all of which, if recognized, would affect the annual effective tax rate. During the three months ended March 31, 2007, there have been no changes to the amount of unrecognized tax benefits. We believe it is reasonably possible that the total amounts of unrecognized tax benefits could materially change as a result of settlements due to audits and the expiration of statutes of limitations prior to March 31, 2008; however, quantification of an estimated amount cannot be made at this time.
We recognize interest accrued related to uncertain tax positions in interest expense. Penalties are recognized as a component of income tax expense. The amount of accrued interest and penalties on uncertain tax positions was $1.2 million and $1.1 million as of March 31, 2007 and January 1, 2007, respectively. The amount of interest and penalties accrued during the three months ended March 31, 2007 was approximately $0.1 million.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 18 — Income Taxes – (continued)
We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. We are no longer subject to U.S. federal, state, and non-U.S. income tax examinations for years prior to 2002.
Note 19 — Commitments and Contingencies
We are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings described in Part I, Item 3 of our Annual Report on Form 10-K for fiscal 2006, filed with the SEC on March 6, 2007, including that relating to WPI discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity
WPI Litigation
In August 2005, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. pursuant to an order of the Bankruptcy Court, or the Sale Order. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt of WestPoint Stevens, Inc. Since 2005, we have been involved in litigation with certain of the first lien holders of WestPoint Stevens, Inc., or the Contrarian Group, in the Bankruptcy Court, the U.S. District Court for the Southern District of New York and, since 2006, in the Delaware Chancery Court, relating to the Sale Order and our ownership of a majority of the common stock of WPI. In late 2005, the District ruled on the Contrarian Group’s appeal of the Sale Order and remanded the matter to the Bankruptcy Court. On April 13, 2006, the Bankruptcy Court entered a remand order, or the Remand Order, which provides, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to the Sale Order constituted “replacement collateral”, other than 5,250,000 shares of common stock that we acquired for cash. The Bankruptcy Court also issued a stay of the Remand Order pending the parties’ appeal. Both parties appealed the Bankruptcy Court’s Remand Order to the District Court. In addition, the Contrarian Group requested that the stay be lifted or that we be required to post a bond as a condition to the continuance of the stay. On May 9, 2007, the District Court denied the Contrarian Group’s motion to lift the stay of the Remand Order, but conditioned the continuation of the stay on the posting of a bond of $200 million by May 17, 2007. The order is without prejudice to the right of any party to seek a change in the amount of the bond. We are currently reviewing the order. As of the date hereof, the District Court has not rendered a decision on the cross-appeals.
On January 19, 2007, the trustee for the first lien lenders, Beal Bank, and certain of the first lien lenders filed an Amended Complaint, captioned Beal Bank, S.S.B. et al v. WestPoint International, Inc., et al. Plaintiffs seek, among other relief, an order declaring that WPI is obliged to register the common stock (other than the 5,250,000 shares purchased by us) in Beal Bank’s name, an order declaring certain corporate governance changes implemented in 2005 invalid, an order declaring invalid the actions taken at the December 20, 2006 stockholders’ meeting and an order to “unwind” the issuance to us in December 2006 of the preferred stock of WPI, or, alternatively, directing that such preferred stock be held in trust. We have filed a motion to dismiss the Delaware action to which the Plaintiffs have objected. Oral argument is scheduled for May 23, 2007.
We currently own approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of the District Court’s order in the Bankruptcy case, the proceedings on remand, and the proceedings in the Delaware action, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of March 31, 2007 and WPI’s results of operations for the period from the date of acquisition through March 31, 2007. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of March 31, 2007, December 31, 2006 and December 31, 2005 and for the periods then ended.
We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 20 — Fair Value of Financial Instruments
The following table sets forth our financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Financial Instruments Owned:
Trading investments	$28,727	$20,538
Available for sale investments:
Marketable equity and debt securities	247,880	265,411
Other securities	286,945	253,166
Investment in ImClone Systems Incorporated	186,058	122,122
	$749,610	$661,237
Securities sold not yet purchased	$8,682	$25,398
The following table sets forth our financial assets and liabilities that were accounted for at fair value as of March 31, 2007 by level within the fair value hierarchy. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets and Liabilities at Fair Value As of March 31, 2007 ($000)
	Level 1		Level 2		Total
	(unaudited)
Assets
Trading investments(i)	$28,727		$—		$28,727
Available for sale investments:
Marketable equity and debt securities(i)	247,880		—		247,880
Other securities	23,500	(i)	263,445	(ii)	286,945
Investment in ImClone Systems Incorporated(i)	186,058		—		186,058
	$486,165		$263,445		$749,610
Liabilities
Securities sold not yet purchased(i)	$8,682		—		8,682
——————
(i)
Based on quoted prices in active markets of the securities.
(ii)
Includes $243.2 million representing 13,508,666 shares of SandRidge valued at $18.00 per share based on an appraisal conducted in November 2006. As disclosed in Note 21, on April 4, 2007, we sold all of our shares of SandRidge common stock to a consortium of investors for $18.00 per share.
Note 21 — Subsequent Events
Sale of Common Stock of SandRidge Energy, Inc.
On April 4, 2007, our subsidiaries signed agreements to sell their entire position in the common stock of SandRidge  to a consortium of investors in a series of private transactions. The per share selling price was $18, and total cash consideration received at closing was approximately $243.2 million.
Issuance of Convertible Debt
In April 2007, we sold an aggregate of $600.0 million of Variable Rate Senior Convertible Notes due 2013, or the Notes. The Notes were sold in a private placement pursuant to Section 4(2) of the Securities Act. The Notes bear interest at a rate of three month LIBOR minus 125 basis points, but no less than 4.0% nor higher than 5.5%, and are convertible into depositary units of AREP at a conversion price of $132.595 per share, subject to adjustments in certain circumstances.

Back to Index

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2007
Note 21 — Subsequent Events – (continued)
The Notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. In connection with the sale of the Notes, we and the buyers have entered into a registration rights agreement, pursuant to which we have agreed to file one or more shelf registration statements with respect to resales of depositary units issuable upon conversion of the Notes.
Sale of American Casino & Entertainment Properties LLC
On April 22, 2007, American Entertainment Properties Corp, or AEP, a wholly owned indirect subsidiary of AREP, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of the issued and outstanding membership interests of ACEP, which comprises our gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the agreement. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premium due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. With this transaction, we anticipate realizing a gain of approximately $0.8 billion on our investments in ACEP, before income taxes. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction in approximately eight months; however, we can not assure you that we will be able to consummate the transaction.
Declaration of Distribution on Depositary Units
On May 4, 2007, the Board of Directors approved a $0.05 increase in our quarterly distribution policy and payment of a quarterly cash distribution of $0.15 per unit on our depositary units payable in the second quarter of fiscal 2007. The distribution will be paid on June 1, 2007 to depositary unitholders of record at the close of business on May 22, 2007. Under the terms of the indenture dated April 5, 2007 governing our senior convertible notes due 2013, we will also be making a $0.05 distribution to holders of these notes in accordance with the formula set forth in the indenture.
Potential Acquisitions
In February 2007, we entered into an agreement and plan of merger pursuant to which we would acquire Lear Corporation, or Lear, for an aggregate purchase price of approximately $5.2 billion. In connection with the planned merger, our subsidiary, AREP Car Holdings Corp., entered into a commitment letter with Bank of America, N.A., and Banc of America Securities LLC on February 8, 2007, pursuant to which Bank of America would act as the initial lender under two senior secured credit facilities in an aggregate principal amount of $3.6 billion, consisting of a $1.0 billion senior secured revolving facility and a $2.6 billion senior secured term loan B facility. The credit facilities, along with cash on hand, are intended to refinance and replace Lear’s existing credit facilities and to fund the transactions contemplated by the merger. We intend to fund approximately $1.4 billion of the purchase price from our cash and cash equivalents and investments.
Mr. Carl C. Icahn has proposed that we acquire his interests in American Railcar, Inc., or ARI, and Philip Services Corporation. A committee of independent directors of the board has been formed to consider the proposals. No agreement has been reached as to price or terms. Any acquisition would be subject to, among other things, the negotiation, execution and closing of a definitive agreement and the receipt of a fairness opinion. We continuously identify, evaluate and engage in discussions concerning potential investments and acquisitions, including potential investments in and acquisitions of affiliates of Mr. Icahn. There cannot be any assurance that the current proposals or any other potential transactions that we consider will be completed. ARI is a publicly traded company that is primarily engaged in the business of manufacturing covered hoppers and tank railcars. Philip is an industrial services company that provides industrial outsourcing, environmental services and metal services to major industry sectors throughout North America.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:
1.
Overview
2.
Discontinued Operations
3.
Results of Operations
•
Consolidated Financial Results
•
Gaming
•
Real Estate
•
Home Fashion
•
Holding Company
4.
Liquidity and Capital Resources
•
Consolidated Financial Results
•
Gaming
•
Real Estate
•
Home Fashion
5.
Certain Trends and Uncertainties
Overview
American Real Estate Partners, L.P., (referred to herein as the Company or AREP or we) is a master limited partnership formed in Delaware on February 17, 1987. AREP is a diversified holding company owning subsidiaries engaged in the following operating businesses: Gaming, Real Estate, and Home Fashion. In addition, during the fourth quarter of fiscal 2006 we divested our Oil and Gas operating unit and our Atlantic City Gaming properties.
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
We own a 99% limited partnership interest in American Real Estate Holdings Limited Partnership, or AREH. AREH and its subsidiaries hold our investments and substantially all of our operations are conducted through AREH and its subsidiaries. American Property Investors, Inc., or API, owns a 1% general partnership interest in both us and AREH, representing an aggregate 1.99% general partnership interest in us and AREH. API is owned and controlled by Mr. Carl C. Icahn. As of March 31, 2007, affiliates of Mr. Icahn beneficially owned approximately 90% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units.
In addition to our Gaming, Real Estate and Home Fashion operating units, we discuss the Holding Company. The Holding Company includes the unconsolidated results of AREH and AREP, and investment activity and expenses associated with the activities of a holding company.

Back to Index

Discontinued Operations
The Sands and Related Assets
On November 17, 2006, our indirect majority-owned subsidiary, ACE, a New Jersey limited liability company and a wholly owned subsidiary of Atlantic Coast, which formerly owned The Sands Hotel and Casino in Atlantic City, AREH, and certain other entities owned by or affiliated with AREH, completed the sale to Pinnacle, of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of AREH that owned parcels of real estate adjacent to The Sands, including 7.7 acres of land known as the Traymore site. We owned, through subsidiaries, approximately 67.6% of Atlantic Coast, which owns 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of AREH for subsidiaries that owned the Traymore site and the adjacent properties. Under the terms of the agreement, $51.8 million of the purchase price paid to Atlantic Coast was deposited into escrow to fund indemnification obligations with regard to the claims of creditors and stockholders of GB Holdings. On February 22, 2007, we resolved all outstanding litigation involving our interest in the Atlantic City gaming operations, resulting in a release of all claims against us. As a result of the settlement, our ownership of Atlantic Coast increased from 67.6% to 96.9% and $50.0 million of the amount placed into escrow was released to us.
Oil and Gas Operations
On November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC to SandRidge for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued at $18 per share on the date of closing, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas. On April 4, 2007, we sold our entire position in SandRidge for cash consideration of approximately $243.2 million.
On November 21, 2006, pursuant to an agreement dated October 25, 2006 among AREH, NEG Oil & Gas and NEGI, NEGI sold its membership interest in NEG Holding LLC to NEG Oil & Gas for consideration of approximately $261.1 million paid in cash. Of that amount, $149.6 million was used to repay the principal and accrued interest with respect to the NEGI 10.75% senior notes due 2007, all of which was held by us.
Real Estate
Operating properties of our real estate segment are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the statement of operations and cash flows for the three months ended March 31, 2007 and 2006 have been reclassified to conform to the current classification of properties. During the first quarter of fiscal 2007 two properties were reclassified to held for sale.
Results of Discontinued Operations
The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets.
Summarized financial information for discontinued operations is set forth below:

	Three Months Ended March 31,
	2007	2006

Total operating income	$1,079	$66,682
Interest expense	(270)	(5,435)
Interest and other income	18,642	1,040
Income tax expense	(2,981)	(3,446)
Income from discontinued operations	16,470	58,841
Minority interests	(1,794)	54
Gain on sales of discontinued operations, net of income taxes	13,185	251
Total income from discontinued operations, net of income taxes	$27,861	$59,146

Back to Index

Results of Operations
Overview
The key factors affecting our financial results for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were:
•
Increased revenues from our gaming segment of $26.9 million, primarily reflecting the acquisition of the Aquarius Casino Resort in Laughlin, Nevada in May, 2006;
•
Reduced revenues from WPI of $32.9 million due to a weaker retail sales environment and our continuing efforts to reduce revenues from less profitable programs, offset by reduced WPI operating expenses of $31.8 million;
•
Settlement of litigation relating to GB Holdings;
•
Unrealized gains on our investment in ImClone Systems Incorporated of $63.9 million resulting from the increase in the market price of ImClone’s common stock; and
•
Issuance of $500 million of additional 7.125% senior unsecured notes in January 2007.
Consolidated Financial Results
Three months ended March 31, 2007 compared to three months ended March 31, 2006
Revenues for the first quarter of 2007 increased by $1.2 million, or 0.4%, as compared to the first quarter of 2006. This increase was principally due to increased gaming revenues of $26.9 million resulting from the inclusion of revenues from the Aquarius Hotel and Casino acquired in May 2006, increased revenues from real estate property development activities, substantially offset by reduced sales from WPI of $32.9 million.
Operating loss for the first quarter of 2007 was $19.2 million, as compared to an operating loss of $27.0 million for the first quarter of 2006. This change resulted primarily from a $4.6 million increase in operating income from gaming and reduced holding company expenses as discussed below.
Interest expense for the first quarter of 2007 increased by $7.8 million, or 31.1%, as compared to the first quarter of 2006. This increase is primarily the result of interest incurred on the $500 million of the additional 7.125% senior notes that were issued in January 2007. Interest income for the first quarter of 2007 increased by $19.9 million, as compared to the first quarter of 2006, primarily due to the increase in the Holding Company’s cash position resulting from the sales of our Oil and Gas and Atlantic City gaming operations in November, 2006. Other income (expense), net increased by $63.5 million for the first quarter of 2007 as compared to the first quarter of 2006, resulting primarily from unrealized gains on our investment in ImClone systems Incorporated.
Gaming
Our Gaming segment consists of our four gaming properties in Nevada: the Stratosphere Casino Hotel and Tower, Arizona Charlie’s Boulder and Arizona Charlie’s Decatur in Las Vegas and the Aquarius Casino Resort, in Laughlin. As described above, operating results for The Sands are classified as discontinued operations and thus are excluded from the results of our continuing Gaming operations. As disclosed in Note 1 to our consolidated financial statements, we acquired the Aquarius on May 19, 2006. Net revenues and operating income for the Aquarius for the three months ended March 31, 2007 were $28.8 million and $5.4 million, respectively. These amounts are included in the table below with the heading “Including Aquarius.” The results of operations discussed below refer to our gaming properties excluding the results of the Aquarius.
As discussed in Note 21 to the financial statements, on April 22, 2007, we entered into an agreement to sell all of the issued and outstanding membership interests of ACEP. Accordingly, in the second quarter of 2007 the financial position and the results of ACEP’s operations will be presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods in accordance with SFAS No. 144.

Back to Index

The following table summarizes the key operating data for the continuing operations of our gaming segment for the periods indicated (in $000s) (unaudited):

	Three Months Ended March 31,
	Including Aquarius	Excluding Aquarius
	2007	2007	2006

Revenues:
Casino	$67,370	$46,132	$48,022
Hotel	22,616	18,076	17,433
Food and beverage	23,109	18,271	18,070
Tower, retail and other income	9,311	7,992	8,219
Gross revenues	122,406	90,471	91,744
Less promotional allowances	9,518	6,401	5,799
Net revenues	112,888	84,070	85,945
Expenses:
Casino	22,566	16,203	16,488
Hotel	9,063	6,690	6,843
Food and beverage	15,975	13,331	13,201
Tower, retail and other income	4,244	3,561	4,248
Selling, general and administrative	29,472	19,998	20,782
Depreciation and amortization	8,341	6,492	5,760
Total costs and expenses	89,661	66,275	67,322
Operating income	$23,227	$17,795	$18,623
We use certain key measurements to evaluate operating revenue. Casino revenue measurements include “table games drop” and “slot coin-in,” which are measures of the total amounts wagered by patrons. Win or hold percentage represents the percentage of table games drop or slot coin-in that is won by the casino and recorded as casino revenue. Hotel revenue measurements include hotel occupancy rate, which is the average percentage of available hotel rooms occupied during a period, and average daily room rate, which is the average price of occupied rooms per day. Food and beverage revenue measurements include number of covers, which is the number of guest checks, and the average check amount.
Gross Revenues
Gross revenues decreased 1.4% to $90.5 million for the three months ended March 31, 2007 from $91.7 million for the three months ended March 31, 2006. This decrease was primarily due to a decrease in casino revenues as discussed below.
Casino Revenues
Casino revenues decreased 3.9% to $46.1 million, or 51.0% of gross revenues, for the three months ended March 31, 2007 from $48.0 million, or 52.3% of gross revenues, for the three months ended March 31, 2006. This decrease was primarily due to a decrease in slot and table game revenue, resulting from a decrease in slot coin-in and table games drop, predominantly caused by increases in the price of gas which decreased automobile traffic to Las Vegas and the entrance of a new competitor in the market served by Arizona Charlie’s Decatur. For the three months ended March 31, 2007, slot machine revenues were $37.8 million, or 82.0% of casino revenues, and table game revenues were $6.6 million, or 14.3% of casino revenues, compared to $38.2 million and $7.3 million, respectively, for the three months ended March 31, 2006. Other casino revenues, consisting of race and sports book, poker, bingo and keno, were $1.7 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively.
Non-Casino Revenues
Hotel revenues increased 3.7% to $18.1 million, or 20.0% of gross revenues, for the three months ended March 31, 2007 from $17.4 million, or 19.0% of gross revenues, for the three months ended March 31, 2006. This increase was primarily due to a 5.6% increase in the average room rate, partially offset by a 1.9% decrease in the hotel occupancy rate.

Back to Index

Food and beverage revenues increased 1.1% to $18.3 million, or 20.2% of gross revenues, for the three months ended March 31, 2007, from $18.1 million, or 19.7% of gross revenues, for the three months ended March 31, 2006. This increase was primarily due to an 8.9% increase in the average check amount partially offset by a 7.2% decrease in the number of covers.
Tower, retail and other revenues decreased 2.8% to $8.0 million, or 8.8% of gross revenues, for the three months ended March 31, 2007, compared to $8.2 million, or 9.0% of gross revenues, for the three months ended March 31, 2006 due to inclement weather that resulted in the closure of the tower rides.
Promotional Allowances
Promotional allowances are comprised of the retail value of goods and services provided to casino patrons under various marketing programs. As a percentage of casino revenues, promotional allowances increased to 13.9% for the three months ended March 31, 2007 from 12.1% for the three months ended March 31, 2006. This increase was primarily due to increased marketing promotions, especially at the Stratosphere.
Operating Expenses
Casino operating expenses decreased 1.7% to $16.2 million, or 35.1% of casino revenues, for the three months ended March 31, 2007, from $16.5 million, or 34.3% of casino revenues, for the three months ended March 31, 2006. This decrease was primarily due to decreased participation expense.
Hotel operating expenses decreased 2.2% to $6.7 million, or 37.0% of hotel revenues, for the three months ended March 31, 2007, from $6.8 million or 39.3% of hotel revenues, for the three months ended March 31, 2006. This decrease was primarily due to the decrease in hotel occupancy.
Food and beverage operating expenses increased 1.0% to $13.3 million, or 73.0% of food and beverage revenues, for the three months ended March 31, 2007, from $13.2 million, or 73.1% of food and beverage revenues, for the three months ended March 31, 2006. This increase was primarily due to increased supplies cost.
Tower, retail and other operating expenses decreased 16.2% to $3.6 million, or 44.6% of tower, retail and other revenues, for the three months ended March 31, 2007, from $4.2 million or 51.7% of tower, retail and other revenues, for the three months ended March 31, 2006. This decrease was primarily due to reduced entertainer fees due to the cancellation of the afternoon show at the Stratosphere, Viva Las Vegas.
Selling, general and administrative expenses were primarily comprised of payroll, supplies, marketing, advertising, utilities and other administrative expenses. These expenses decreased 3.8% to $20.0 million, or 22.1% of gross revenues, for the three months ended March 31, 2007, from $20.8 million, or 22.7% of gross revenues, for the three months ended March 31, 2006. This decrease was primarily due to decrease in legal fees and supplies.
Real Estate
Our real estate activities comprise three segments: rental real estate, property development, and associated resort activities. The following table summarizes the key unaudited operating data for the three segments for the periods indicated (in $000s):

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental real estate:
Interest income on financing leases	$1,578	$1,735
Rental income	1,939	1,511
Subtotal rental real estate	3,517	3,246
Property development	18,145	11,384
Resort operations	6,225	6,082
Total revenues	27,887	20,712
Operating expenses:
Rental real estate	1,493	998
Property development	15,612	9,976
Resort operations	6,501	6,264
Total expenses	23,606	17,238
Operating income	$4,281	$3,474

Back to Index

Rental Real Estate
We market portions of our commercial real estate portfolio for sale. Unaudited sale activity was as follows (in $000s, except unit data):

	Three Months Ended March 31,
	2007	2006

Properties sold	1	4
Proceeds received	$4,359	$973
Total gain recorded	$3,862	$251
Gain recorded in discontinued operations	$3,862	$251
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Revenues increased to $3.5 million, or by 8.3%, in the first quarter of 2007 from $3.2 million in the first quarter of 2006. The increase was primarily attributable to leasing of previously vacant space partially offset by increased financing lease amortization.
Operating expenses increased to $1.5 million, or by 49.6%, in the first quarter of 2007 from $1.0 million in the first quarter of 2006. The increase was primarily due to increased property write downs and increased rental and administrative expenses.
Property Development
Property development sales activity was as follows (in 000s, except unit data) (unaudited):

	Three Months Ended March 31,
	2007	2006

Units sold:
New Seabury, Massachusetts	6	10
Grand Harbor/Oak Harbor, Florida	5	2
Falling Waters, Florida	23	—
Westchester, New York	2	—
Tampa Bay, Florida	1	—
	37	12
Revenues:
New Seabury, Massachusetts	$3,583	$9,033
Grand Harbor/Oak Harbor, Florida	4,349	2,321
Falling Waters, Florida	5,466	—
Westchester, New York	3,243	30
Tampa Bay, Florida	1,504	—
	$18,145	$11,384
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Revenues increased to $18.1 million, or 59.4%, in the first quarter of 2007, from $11.4 million in the first quarter of 2006. Operating expenses increased to $15.6 million, or 56.5%, in the first quarter of 2007 from $10.0 million in the first quarter of 2006. Revenues and operating expenses increased due to an increase in the number of units sold partially offset by a decrease in the prices and related costs of units sold.
In the first quarter of 2007, we sold 37 units at an average price of $490,405 with a profit margin of 14.0%. In the first quarter of 2006, we sold 12 units at an average price of $948,667 with a profit margin of $12.4%. Increased sales and operating income were generated in our Florida and New York developments. These increases were partially offset by a decrease in New Seabury’s sales and profits.

Back to Index

Due to the current residential and vacation home sales slowdown, property development sales and profits are expected to decline in fiscal 2007 from levels achieved in fiscal 2006.

Resort Activities
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Revenues increased to $6.2 million, or by 2.4%, in the first quarter of 2007 from $6.1 million in the first quarter of 2006, primarily attributable to increased club dues.
Operating expenses increased to $6.5 million, or by 3.8%, in the first quarter of 2007 from $6.3 million in the first quarter of 2006, primarily due to increased insurance expenses.
Home Fashion
WPI, through its indirect wholly owned subsidiary, WestPoint Home, Inc., is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. WPI also operates 30 retail outlet stores that sell home fashion products consisting principally of products manufactured by WPI. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks.
Ongoing litigation may result in our ownership of WPI being reduced to less than 50% as described in Part I, Item 3 of our Annual Report on Form 10-K for fiscal 2006 filed with the SEC on March 6, 2007.
Overview
The first quarter of 2007 remained challenging for WPI. Sales volume was $210.6 million, a decline of 13.5% compared to $243.5 million in the first quarter of 2006. The decline was primarily attributable to a weaker retail sales environment and our continuing efforts to reduce revenues from less profitable programs. During the first quarter of 2007, WPI launched key new programs in both its bath and bed sectors which should have an impact in the remainder of fiscal 2007.
For the first quarter of 2007, gross margins were affected by competitive pricing and a soft retail environment, and lower manufacturing plant utilizations at some of our United States plants. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.
During the first quarter of 2007, WPI continued to successfully implement its strategic plans to shift manufacturing capacity from the United States to lower-cost countries. WPI’s newly acquired bedding operation in Bahrain is now producing product as planned, with significantly lower production costs. Additionally, the expansion of WPI’s joint venture bath manufacturing operation in Pakistan is proceeding on schedule and should be fully operational by the fourth quarter of 2007. WPI anticipates improvements in gross margins through cost of sales reductions in the second half of 2007 and into 2008.
WPI is lowering its selling, general and administrative expense by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized. For example, WPI entered into a long-term contract during the first quarter of fiscal 2007 to outsource its accounts receivable and accounts payable transaction operations to a substantial third party provider of these services. WPI expects to realize administrative cost savings and improved service levels over the life of the contract. Selling, general and administrative expenses for the first quarter of 2007 were $39.4 million as compared to $43.3 million for the first quarter of 2006, reflecting WPI’s continuing efforts to reduce its selling, general and administrative expenses over the time since it was acquired by AREP in August 2005.

Back to Index

Results of Operations
Summarized statements of operations for WPI for the three months ended March 31, 2007 and 2006 are as follows (in $000s) (unaudited):

	Three Months Ended March 31,
	2007	2006

Net sales	$210,604	$243,490
Cost of goods sold	205,910	228,360
Gross earnings	4,694	15,130
Selling, general and administrative expenses	39,398	43,317
Restructuring and impairment charges	4,311	9,771
Operating loss	$(39,015)	$(37,958)
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Net sales for the first quarter of 2007 decreased $32.9 million, to $210.6 million, or 13.5% from net sales of $243.5 million for the first quarter of 2006. The decrease was primarily related to lower sales volumes in all lines of business. Bed products net sales for the first quarter of 2007 were $124.5 million, a decrease of $11.5 million from $136.0 million, bath products net sales were $71.3 million, a decrease of $19.2 million from $90.5 million and other net sales were $14.8 million (consisting primarily of sales from the Company’s retail outlet stores), a decrease of $2.2 million from $17.0 million for the first quarter of 2006.
Total depreciation expense for the first quarter of 2007 was $4.8 million, of which $3.7 million was included in cost of sales and $1.1 million was included in selling, general and administrative. Total depreciation expense for the first quarter of 2006 was $10.4 million, of which $8.6 million was included in cost of sales and $1.8 million was included in selling, general and administrative. Depreciation expenses were reduced primarily as the result of plant closures subsequent to the first quarter of 2006.
Gross earnings for the first quarter of 2007 were $4.7 million, or 2.2% of net sales, compared with $15.1 million, or 6.2% of net sales during the first quarter 2006. Gross earnings during the first quarter of 2007 were negatively impacted by higher production costs which include the carrying costs of plants scheduled to be closed in fiscal 2007 and lower sales across all product lines.
For the first three months of fiscal 2007, selling, general and administrative expenses were $39.4 million, or 18.7% of net sales, compared to $43.3 million or 17.8% of net sales for the first quarter of 2006. The decrease was primarily attributable to a decrease in selling, warehousing and shipping expenses.
Total expenses for the first quarter of 2007 include $4.3 million of restructuring charges (of which $1.3 million related to severance costs and $3.0 million related to continuing costs of closed plants). Total expenses for the first quarter of 2006 included $7.7 million of non-cash impairment charges and $2.1 million of restructuring charges (of which $1.2 million related to severance costs and $0.9 million related to continuing costs of closed plants).
We expect to continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout fiscal 2007. If our restructuring efforts are unsuccessful, we may be required to record additional impairment charges related to the carrying value of long-lived assets. Additionally, as part of the restructuring efforts, we expect to record impairment charges as additional plants are closed.
Holding Company
Activities
The Holding Company engages in various activities including investing its available liquidity, investing to earn returns from increases or decreases in the market price of securities, investing in our subsidiaries’ growth, raising capital and acquiring or divesting businesses.

Back to Index

Holding Company Costs
Holding Company costs are principally related to payroll, legal and other professional fees and general expenses of the Holding Company.
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Holding Company costs decreased $3.5 million, or 31.1%, to $7.7 million in the first quarter of 2007, as compared to $11.1 million in the first quarter of 2006 due largely to the impact of a compensation charge related to the cancellation of unit options of $6.2 million in fiscal 2006, offset in part by higher legal and professional fees in fiscal 2007 relating to increased merger and acquisition activities and financing transactions.
Interest Income and Expense
Three months ended March 31, 2007 compared to the three months ended March 31, 2006
Interest expense increased 31.1% to $33.0 million, during the first quarter of 2007 as compared to $25.2 million in the first quarter of 2006. This increase is a result of interest incurred on the $500.0 million additional 7.125% senior notes issued in January 2007.
Interest income increased 172.3%, to $31.5 million during the first quarter of 2007 as compared to $11.6 million in the first quarter of 2006. This was primarily due to the substantial increase in the Holding Company’s cash position from the sales of our Oil and Gas operations and ACE in the fourth quarter of 2006.
Other Income (Expense), net
Other Income (Expense), net, is comprised of the following (in $000s):

	Three Months Ended March 31,
	2007	2006

Net realized gains on sales of marketable securities	$5,177	$33,431
Unrealized gains on marketable securities	72,126	15,478
Net realized losses on securities sold short	(1,510)	(5,131)
Unrealized gains (losses) on securities sold short	3,617	(25,476)
Gain on sale of assets	3,612	—
Other	1,759	3,007
	$84,781	$21,309
We recorded approximately $63.9 million of unrealized gains in the first quarter of fiscal 2007 resulting from the change in the market price of ImClone’s stock.
Minority Interests
Minority interest totaled $11.6 million and $15.1 million for the three months ended March 31, 2007 and 2006, respectively, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.
Effective Income Tax Rate
We recorded income tax provisions of $6.9 million and $5.2 million on pre-tax income of $64.1 million for the three months ended March 31, 2007 and pre-tax loss of $19.3 million for the three months ended March 31, 2006. Our effective income tax rate was 10.8% and (27.0)% for the respective periods. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.
Seasonality
Generally, our Nevada gaming and entertainment properties are not affected by seasonal trends. However, the Aquarius tends to have increased customer flow mid-January through April. Resort operations are highly seasonal

Back to Index

with peak activity in Cape Cod from June to September and in Florida from November to February. Sales activity for our real estate developments in Cape Cod and New York typically peak in late winter and early spring while in Florida our peak selling season is during the winter months. The Home Fashion segment experiences its peak sales season in the fall.
Liquidity and Capital Resources
Consolidated Financial Results
As of March 31, 2007, the Holding Company had a cash and cash equivalents balance of $2.0 billion, short-term investments of $560.4 million (of which $162.0 million was invested in short-term fixed-income securities) and total debt of $1.3 billion, which primarily relates to the senior unsecured notes.
In addition, we also have the ability to draw down on our credit facility. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150.0 million. As of March 31, 2007, there were no borrowings under the facility. See “Borrowings” below for additional information concerning credit facilities for our subsidiaries.
We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. The sale of our Oil and Gas operating unit and Atlantic City gaming properties in November 2006 resulted in significant increases in our liquid assets. However, we may make investments in our operating businesses or make investments in new businesses, which would reduce our liquid assets.
As a holding company, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income, and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include payment of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which our subsidiaries may be subject or enter into in the future.
Cash Resources
During 2007 we consummated the following transactions that provided an aggregate of $1.3 billion:
On January 16, 2007, we issued $500.0 million aggregate principal amount of additional 7.125 % senior notes due 2013. The additional 7.125% senior notes were issued pursuant to an indenture dated February 7, 2005, between us, as issuer, and AREF, as co-issuer, AREH, as guarantor, and Wilmington Trust Company, as trustee. The additional 7.125% senior notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013.
In April 2007, we issued $600.0 million aggregate principal amount of senior convertible notes due 2013. The notes bear interest of LIBOR minus 125 basis points, but no less than 4% nor higher than 5.5%, and are convertible into depositary units of AREP at a conversion price of $132.595 per share, subject to adjustments in certain circumstances.
On April 4, 2007, our subsidiaries signed agreements to sell their entire position in the common stock of SandRidge (formerly Riata Energy, Inc.) to a consortium of investors in a series of private transactions. The per share selling price was $18, and total cash consideration received at closing was approximately $243.2 million.
On April 22, 2007, American Entertainment Properties Corp, or AEP, a wholly owned indirect subsidiary of AREP, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of the issued and outstanding membership interests of ACEP, which comprises AREP’s gaming operations,

Back to Index

for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the agreement. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay, from funds provided by AEP, the principal, interest, prepayment penalty or premium due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. With this transaction, AREP anticipates realizing a gain of approximately $0.8 billion on its investments in ACEP, before income taxes. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction in approximately eight months; however, we cannot assure you that we will be able to consummate the transaction.
Cash Commitments
In February 2007, we entered into an agreement and plan of merger pursuant to which we would acquire Lear Corporation, or Lear, for an aggregate purchase price of approximately $5.2 billion. In connection with the planned merger, our subsidiary, AREP Car Holdings Corp., entered into a commitment letter with Bank of America, N.A., and Banc of America Securities LLC on February 8, 2007, pursuant to which Bank of America would act as the initial lender under two senior secured credit facilities in an aggregate principal amount of $3.6 billion, consisting of a $1.0 billion senior secured revolving facility and a $2.6 billion senior secured term loan B facility. The credit facilities, along with cash on hand, are intended to refinance and replace Lear’s existing credit facilities and to fund the transactions contemplated by the merger. We intend to fund approximately $1.4 billion of the purchase price from our cash and cash equivalents and investments.
If we complete the acquisition of Lear and fund the acquisition as we currently contemplate, under the financial tests in their indentures, we and AREH will not be able to incur additional indebtedness. However, our subsidiaries, other than AREH, are not subject to any of the covenants contained in the indentures with respect to our senior notes, including the covenants restricting debt incurred.
Cash Flows
Net cash used in continuing operating activities was $11.5 million for the first three months of 2007 as compared to net cash used in continuing operating activities of $88.7 million in the first three months of 2006. The change in cash used in continuing operations for the three months ended March 31, 2007 was due to a decrease in net cash used related to trading securities and changes in various working capital asset categories. Our cash and cash equivalents increased by $419.3 million at March 31, 2007, from December 31, 2006, primarily due to the net proceeds from long term-debt of $492.1 million issued in January 2007.
We are continuing to pursue the purchase of assets, including assets that may not generate positive cash flow, may be difficult to finance or may require additional capital, such as properties for development, non-performing loans, securities of companies that are undergoing or that may undergo restructuring, and other companies that are in need of capital. All of these activities require us to maintain a strong capital base and liquidity.

Back to Index

Borrowings
Long-term debt consists of the following (in $000s):

	March 31, 2007	December 31, 2006
	(unaudited)
Senior unsecured 7.125% notes due 2013 – AREP	$972,294	$480,000
Senior unsecured 8.125% notes due 2012 – AREP	351,327	351,246
Senior secured 7.85% notes due 2012 – ACEP	215,000	215,000
Borrowings under credit facility – ACEP	40,000	40,000
Mortgages payable	108,027	109,289
Other	12,470	13,425
Total long-term debt	1,699,118	1,208,960
Less current portion, including debt related to assets held for sale	(23,620)	(23,970)
	$1,675,498	$1,184,990
AREP Senior unsecured 7.125% notes due 2013
On February 7, 2005, we issued $480.0 million aggregate principal amount of the 7.125% notes, priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 between us, as issuer, American Real Estate Finance Corp., or AREF, as co-issuer, AREH, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the 2005 Indenture). Other than AREH, no other subsidiaries guarantee payment on the notes. AREF, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of the 7.125% notes.
On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7.125% senior notes, or the additional 7.125% notes (the 7.125% notes and the additional 7.125% notes being referred to herein as the notes), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013. At the time we issued the additional 7.125% senior notes, we entered into a new registration rights agreement in which we agreed to permit noteholders to exchange the notes for new notes which have been registered under the Securities Act.
AREP Senior unsecured 8.125% notes due 2012
On May 12, 2004, AREP and AREH co-issued senior unsecured 8.125% notes due 2012, or the 8.125% notes, in the aggregate principal amount of $353 million. The 8.125% notes were priced at 99.266% of principal amount and have a fixed annual interest rate of 8.125%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The 8.125% notes will mature on June 1, 2012. AREH is a guarantor of the debt. No other subsidiaries guarantee payment on the notes.
Senior unsecured notes restrictions and covenants — AREP
The indentures governing our senior unsecured notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would be less than 1.75 to 1.0. As of March 31, 2007, such ratio was less than 1.75 to 1.0.
The indentures governing of our senior unsecured notes require that on each quarterly determination date we and the guarantor maintain a minimum ratio of cash flow to fixed charges, each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the first fiscal quarter ended March 31, 2007, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.
The indentures also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of

Back to Index

the most recently completed fiscal quarter. As of March 31, 2007, such ratio was in excess of 1.5 to 1.0. Based on this ratio, as of March 31, 2007, we and AREH could have incurred up to approximately $1.4 billion of additional indebtedness.
AREP Senior Secured Revolving Credit Facility
On August 21, 2006, we and AREF, as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of March 31, 2007, there were no borrowings under the facility.
Obligations under the credit agreement are guaranteed by and secured by liens on substantially all of the assets of certain of our indirect wholly owned holding company subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by holding company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.
Senior secured 7.85% notes due 2012 — ACEP
The indenture governing ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” The indenture also prohibits the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would be at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of March 31, 2007, such ratio was in excess of 2.0 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The ACEP notes allow it to incur indebtedness, among other things, of up to $ 50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.
ACEP Senior Secured Revolving Credit Facility
Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of March 31, 2007, the interest rate on the outstanding borrowings under the credit facility was 6.82% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the amended and restated credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on May 10, 2010. As of March 31, 2007, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.
The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also

Back to Index

requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow not be more than 1.0 to 1.0. As of March 31, 2007, such ratio was less than 1.0 to 1.0. As of March 31, 2007, ACEP was in compliance with each of the covenants.
The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.
Mortgages Payable
Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between September 1, 2008 and July 1, 2016.
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
The agreement contains covenants including, among others, restrictions on the incurrence of indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these transactions if excess availability, after giving effect to such transaction, meets a minimum threshold. As of March 31, 2007, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $26.6 million, the majority of which relate to trade obligations.
Quarterly Distributions
On May 4, 2007, the Board of Directors approved a $0.05 increase in our quarterly distribution policy and payment of a quarterly cash distribution of $0.15 per unit on our depositary units payable in the second quarter of fiscal 2007. The distribution will be paid on June 1, 2007 to depositary unitholders of record at the close of business on May 22, 2007. Under the terms of the indenture dated April 5, 2007 governing our senior convertible notes due 2013, we will also be making a $0.05 distribution to holders of these notes in accordance with the formula set forth in the indenture.
On February 27, 2007, the Board of Directors approved payment of a quarterly cash distribution of $0.10 per unit on our depositary units in the first quarter of 2007. The distribution was paid on March 29, 2007 to depositary unitholders of record at the close of business on March 14, 2007.
The payment of future distributions will be determined by the Board of Directors quarterly. There can be no assurance as to whether or in what amounts any future distributions might be paid.
Contractual Commitments
As of March 31, 2007, other than the issuance of an additional $500.0 million aggregate principal amount of the additional 7.125% senior notes due 2013, there were no other material changes in our contractual obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to those reported in our Annual Report on Form 10-K for fiscal 2006, filed with the Securities and Exchange Commission on March 6, 2006.
Off Balance Sheet Arrangements
We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

Back to Index

Segment Liquidity and Capital Resources
Gaming
ACEP’s primary source of cash is from the operation of its properties. At March 31, 2007, ACEP had cash and cash equivalents of $70.5 million. For the three months ended March 31, 2007, net cash provided by operating activities (including the operations of the Aquarius) totaled approximately $18.5 million compared to approximately $15.4 million for the three months ended March 31, 2006. The change in cash provided by operating activities was attributable to the increase in net income from $9.8 million for the three months ended March 31, 2006 to $11.8 million for the three months ended March 31, 2007, reflecting factors discussed above. In addition to cash from operations, cash is available to ACEP, if necessary, under the senior secured revolving credit facility entered into by ACEP, as borrower, and certain of our subsidiaries, as guarantors. In May 2006, ACEP entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to ACEP complying with financial and other covenants (discussed below), until May 12, 2010. ACEP borrowed the maximum amount available under the facility, $60.0 million, in order to fund its acquisition of the Aquarius. At March 31, 2007, ACEP had outstanding borrowings under the senior secured revolving credit facility of $40.0 million and availability of $20.0 million.
ACEP’s primary use of cash during the three months ended March 31, 2007 was for operating expenses, to pay interest on ACEP’s 7.85% senior secured notes due 2012 and interest under ACEP’s senior secured revolving credit facility. ACEP’s capital spending was approximately $3.8 million, and $2.2 million for the three months ended March 31, 2007 and 2006, respectively. ACEP’s has estimated its 2007 capital spending for its existing facilities at approximately $31.1 million, which it anticipates to include approximately $14.9 million to purchase new and convert existing slot machines and approximately $8.5 million for remaining Aquarius hotel renovations. The remainder of ACEP’s capital spending estimate for 2007 will be for upgrades or maintenance to its existing assets.
ACEP believes operating cash flows will be adequate to meet its anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. However, additional financing, if needed, may not be available to ACEP,or if available, the financing may not be on terms favorable to ACEP. ACEP’s estimates of its reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.
The indenture governing ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments” by ACEP. The indenture also prohibits the incurrence of debt and the issuance of disqualified or preferred stock, as defined, by ACEP and its restricted subsidiaries, with certain exceptions, provided that ACEP may incur debt or issue disqualified or preferred stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined in the indenture governing the 7.85% senior secured notes due 2012) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified or preferred stock is issued would have been at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of March 31, 2007, such ratio was 4.3 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license, concession, other agreements to occupy, manage or use its assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The indenture allows ACEP, and its restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt and additional indebtedness of up to $10 million.
Additionally as described above, ACEP has a senior secured revolving credit facility that allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the senior secured revolving facility will mature and the commitments under them will terminate in May 2010. The facility contains restrictive covenants similar to those contained in the 7.85% senior secured notes due 2012. In addition, the facility requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to

Back to Index

consolidated cash flow be not more than 1.0 to 1.0. As of March 31, 2007, this ratio was 0.5 to 1.0. At March 31, 2007, there were $40.0 million of borrowings outstanding under the facility and availability of $20.0 million.
Real Estate
Our real estate operating units generate cash though rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.
Real estate development activities require a significant amount of funds. In 2007, our development operations are expected to require cash expenditures of approximately $50 million. We expect that such amounts will be funded from unit sales and, to the extent such proceeds are insufficient, by AREP from available cash.
During the three months ended March 31, 2007, we sold one rental real estate property for $4.4 million, which was unencumbered by mortgage debt.
During the three months ended March 31, 2006, we sold four rental real estate properties for $1.0 million, which were unencumbered by mortgage debt.
Home Fashion
For the quarter ended March 31, 2007, our Home Fashion segment had a negative cash flow from operations of $23.7 million. The negative cash flow from operations was principally due to net operating losses and ongoing restructuring efforts offset in part by an $8.7 million reduction in working capital. WPI expects to continue its restructuring efforts and, accordingly, expects that restructuring charges and operating losses will continue to be incurred through the end of fiscal 2007.
At March 31, 2007, WPI had $148.9 million of unrestricted cash. There were no borrowings under the WestPoint Home senior secured revolving credit agreement, but there were outstanding letters of credit of $26.6 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $132.1 million at March 31, 2007.
The senior secured revolving credit agreement contains various covenants including, among others, restrictions on indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these, if excess availability, as defined, after giving effect to any such debt issuance, investment, redemption, distribution or other transition or payment restricted by covenant meets a minimum threshold.
Capital expenditures by WPI were $12.4 million for the quarter ended March 31, 2007, compared to $1.4 million for the comparable period last year. Capital expenditures for fiscal 2007 are expected to total approximately $28.1 million. During the first quarter of 2007, WPI received $6.7 million of net proceeds from sale of assets as compared to $7.1 million in the comparable period last year.
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
Forward-Looking Statements
Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “Forward-Looking Statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the 1934 Act, as amended by Public Law 104-67.
Forward looking statements regarding management’s present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third

Back to Index

parties, which could cause results to differ from present plans or expectations, and such differences could be material. Readers should consider that such statements speak only as of the date hereof.
Certain Trends and Uncertainties
Our future results could differ materially from our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Risk Factors in our Annual Report on Form 10-K for fiscal 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and equity prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2006 that we filed with the SEC on March 6, 2007 for disclosures relating to interest rates and our equity prices. As of March 31, 2007 there have been no material changes in the market risks in these two categories.
Item 4. Controls and Procedures
As of March 31, 2007, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the ’34 act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings described in Part I, Item 3 of our Annual Report on Form 10-K for fiscal 2006, filed with the SEC on March 6, 2007, including that relating to WPI and Lear discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity
WPI Litigation
In August 2005, WPI acquired substantially all of the assets of WestPoint Stevens, Inc. pursuant to an order of the Bankruptcy Court, or the Sale Order. We were holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt of WestPoint Stevens, Inc. Since 2005, we have been involved in litigation with certain of the first lien holders of WestPoint Stevens, Inc., or the Contrarian Group, in the Bankruptcy Court, the U.S. District Court for the Southern District of New York and, since 2006, in the Delaware Chancery Court, relating to the Sale Order and our ownership of a majority of the common stock of WPI. In late 2005, the District ruled on the Contrarian Group’s appeal of the Sale Order and remanded the matter to the Bankruptcy Court. On April 13, 2006, the Bankruptcy Court entered a remand order, or the Remand Order, which provides, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to the Sale Order constituted “replacement collateral”, other than 5,250,000 shares of common stock that we acquired for cash. The Bankruptcy Court also issued a stay of the Remand Order pending the parties’ appeal. Both parties appealed the Bankruptcy Court’s Remand Order to the District Court. In addition, the Contrarian Group requested that the stay be lifted or that we be required to post a bond as a condition to the continuance of the stay. On May 9, 2007, the District Court denied the Contrarian Group’s motion to lift the stay of the Remand Order, but conditioned the continuation of the stay on the posting of a bond of $200 million by May 17, 2007. The order is without prejudice to the right of any party to seek a change in the amount of the bond. We are currently reviewing the order. As of the date hereof, the District Court has not rendered a decision on the cross-appeals.
On January 19, 2007, the trustee for the first lien lenders, Beal Bank, and certain of the first lien lenders filed an Amended Complaint, captioned Beal Bank, S.S.B. et al v. WestPoint International, Inc., et al. Plaintiffs seek, among other relief, an order declaring that WPI is obliged to register the common stock (other than the 5,250,000 shares purchased by us) in Beal Bank’s name, an order declaring certain corporate governance changes implemented in 2005 invalid, an order declaring invalid the actions taken at the December 20, 2006 stockholders’ meeting and an order to “unwind” the issuance to us in December 2006 of the preferred stock of WPI, or, alternatively, directing that such preferred stock be held in trust. We have filed a motion to dismiss the Delaware action to which the Plaintiffs have objected. Oral argument is scheduled for May 23, 2007.
We currently own approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of the District Court’s order in the Bankruptcy case, the proceedings on remand, and the proceedings in the Delaware action, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of March 31, 2007 and WPI’s results of operations for the period from the date of acquisition through March 31, 2007. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of March 31, 2007, December 31, 2006 and December 31, 2005 and for the periods then ended.
We cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.
Lear Corporation
We have been named as a defendant in various actions filed in connection with our agreement and plan of merger to acquire Lear Corporation. The following actions have been filed in the Court of Chancery of State of

Back to Index

Delaware, New Castle County: Market Street Securities, Inc. v. Rossiter, et al.; Harry Massie, Jr. v. Lear Corporation, et al.; and Classic Fund Management AG v. Lear Corporation, et al. These actions are purported class actions filed on behalf of stockholders of Lear and have been consolidated into a single action that names as defendants the Company, certain of our affiliates and one of our directors who serves on the board of Lear, alleging generally that we and our named affiliates aided and abetted the Lear directors’ claimed breaches of their fiduciary duties to the stockholders of Lear. On February 23, 2007, the plaintiffs in the consolidated Delaware action filed a consolidated amended complaint, a motion for expedited proceedings and a motion to preliminarily enjoin our proposed merger with Lear. A motion for a preliminary injunction is scheduled to be heard on June 6, 2007.

The following actions have been filed in the Circuit court for Oakland County, Michigan: Louis Carulli v. Lear Corp et al.; Emilio Valentine v. Lear Corp et al.; and Jeanette Ciambella v. Lear Corp. et al. These actions are also purported class actions on behalf of stockholders of Lear that assert claims against us, and one of our directors who also serves on the board of Lear. The allegations in these actions are generally similar to those asserted in the Delaware lawsuits. On May 9, 2007, the Circuit court ruled in our favor and dismissed all three of these lawsuits based upon a determination that plaintiffs’ claims should be adjudicated in the above referenced Delaware action.
On March 1, 2007, we and two of our directors were named as defendants in a purported class action lawsuit filed in the United States District Court in Detroit, Michigan as a purported class action on behalf of participants in certain of Lear’s stock option plans, alleging that members of Lear’s board of directors breached their fiduciary duties to the employees as owners of shares of the stock of Lear and that the transaction violates the Employment Retirement Income Security Act.
We intend to vigorously defend against these claims.
Item 1A. Risk Factors
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 6, 2007 have not materially changed.
Item 6. Exhibits
The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REAL ESTATE PARTNERS, L.P.
By:	American Property Investors, Inc., its general partner
By:	/s/ KEITH MEISTER
Keith Meister Principal Executive Officer
Date: May 9, 2007

EXHIBITS INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.