Form 10-Q
period 2007-06-30
AMERICAN REAL ESTATE PARTNERS L P
filed 2007-08-09
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 8, 2007, there were 61,856,831 depositary units and 11,907,073 preferred units outstanding.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In $000s, Except Unit Amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,134,713	$1,857,323
Investments	309,473	535,657
Inventories, net	267,330	245,502
Trade, notes and other receivables, net	150,143	169,744
Other current assets	41,255	114,826
Assets of discontinued operations held for sale	627,988	599,956
Total current assets	4,530,902	3,523,008
Property, plant and equipment, net:
Real Estate	265,603	283,974
Home Fashion	192,560	200,382
Total property, plant and equipment, net	458,163	484,356
Investments	177,496	179,932
Intangible assets	23,402	23,402
Other assets	30,709	34,049
Total assets	$5,220,672	$4,244,747
LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable	$76,022	$61,327
Accrued expenses and other current liabilities	148,742	152,051
Current portion of long-term debt	23,111	23,474
Securities sold not yet purchased	6,806	25,398
Current liabilities of discontinued operations held for sale	315,888	318,085
Total current liabilities	570,569	580,335
Long-term debt	2,017,677	927,661
Other noncurrent liabilities	15,047	16,219
Preferred limited partnership units:
$10 liquidation preference, 5% cumulative pay-in-kind; 12,100,000 authorized; 11,907,073 and 11,340,243 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	120,561	117,656
Total long-term liabilities	2,153,285	1,061,536
Total liabilities	2,723,854	1,641,871
Minority interests	182,729	292,221
Commitments and contingencies (Note 19)
Partners’ equity:
Limited partners:
Depositary units: 72,400,000 authorized; 62,994,031 issued and 61,856,831 outstanding as of June 30, 2007 and December 31, 2006	2,527,982	2,524,615
General partner	(201,972)	(202,039)
Treasury units at cost: 1,137,200 depositary units	(11,921)	(11,921)
Partners’ equity	2,314,089	2,310,655
Total liabilities and partners’ equity	$5,220,672	$4,244,747

See notes to the consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2007 and 2006
(In 000s, Except Per Unit Amounts)

	Three Months Ended June 30,
	2007	2006
	(Unaudited)
Revenues:
Home fashion	$165,789	$237,148
Real estate	25,583	48,269
	191,372	285,417
Expenses:
Home fashion	218,792	285,487
Real estate	24,580	33,977
General and administrative expenses	3,860	3,836
	247,232	323,300
Operating loss	(55,860)	(37,883)
Other income (expense), net:
Interest expense	(35,499)	(21,056)
Interest income	41,235	11,958
Other income (expense), net	(16,705)	44,840
Equity in earnings of affiliate	—	7,996
(Loss) income from continuing operations before income taxes and minority interests	(66,829)	5,855
Income tax expense	(1,155)	(13)
Minority interests	20,594	25,703
(Loss) income from continuing operations	(47,390)	31,545
Discontinued operations:
Income from discontinued operations, net of income taxes	20,989	46,129
Minority interests	41	125
Gain on sales of assets, net of income taxes	841	1,308
Income from discontinued operations, net of income taxes	21,871	47,562
Net (loss) earnings	$(25,519)	$79,107
Net (loss) earnings attributable to:
Limited partners	$(25,011)	$77,533
General partner	(508)	1,574
	$(25,519)	$79,107
Net (loss) earnings per LP unit:
Basic earnings:
Income (loss) from continuing operations	$(0.75)	$0.53
Income from discontinued operations	0.35	0.75
Basic (loss) earnings per LP unit	$(0.40)	$1.28
Weighted average LP units outstanding:	61,857	61,857
Diluted (loss) earnings:
Income (loss) from continuing operations	$(0.75)	$0.51
Income from discontinued operations	0.35	0.72
Diluted (loss) earnings per LP unit	$(0.40)	$1.23
Weighted average LP units and equivalent partnership units outstanding	61,857	64,535

See notes to the consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2007 and 2006
(In 000s, Except Per Unit Amounts)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Revenues:
Home fashion	$376,393	$480,638
Real estate	53,261	68,799
	429,654	549,437
Expenses:
Home fashion	468,410	566,935
Real estate	48,049	51,089
General and administrative expenses	11,539	14,980
	527,998	633,004
Operating loss	(98,344)	(83,567)
Other income (expense), net:
Interest expense	(63,040)	(41,529)
Interest income	72,273	22,662
Other income (expense), net	68,077	66,151
Equity in earnings of affiliate	—	8,021
Loss from continuing operations before income taxes and minority interests	(21,034)	(28,262)
Income tax (expense) benefit	(1,891)	40
Minority interests	32,185	40,772
Income from continuing operations	9,260	12,550
Discontinued operations:
Income from discontinued operations, net of income taxes	49,527	114,553
Minority interests	(1,753)	179
Gain on sales of assets, net of income taxes	14,026	1,559
Income from discontinued operations, net of income taxes	61,800	116,291
Net earnings	$71,060	$128,841
Net earnings attributable to:
Limited partners	$69,646	$126,277
General partner	1,414	2,564
	$71,060	$128,841
Net earnings per LP unit:
Basic earnings:
Income from continuing operations	$0.15	$0.22
Income from discontinued operations	0.98	1.84
Basic earnings per LP unit	$1.13	$2.06
Weighted average LP units outstanding:	61,857	61,857
Diluted earnings:
Income from continuing operations	$0.15	$0.22
Income from discontinued operations	0.98	1.84
Diluted earnings per LP unit	$1.13	$2.06
Weighted average LP units and equivalent partnership units outstanding	61,857	61,857

See notes to the consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2007
(Unaudited) (In $000s)

	General Partner’s Equity (Deficit)	Limited Partners’ Equity Depositary Units	Held in Treasury		Total Partners’ Equity
			Amounts	Units
Balance, December 31, 2006	$(202,039)	$2,524,615	$(11,921)	1,137	$2,310,655
Cumulative effect of adjustment from adoption of SFAS No. 159	(840)	(41,344)	—	—	(42,184)
Comprehensive income:
Net earnings	1,414	69,646	—	—	71,060
Net unrealized losses on securities available for sale	(90)	(4,414)	—	—	(4,504)
Comprehensive income	1,324	65,232	—	—	66,556
Partnership distributions	(314)	(15,464)	—	—	(15,778)
Change in subsidiary equity	(102)	(5,037)	—	—	(5,139)
Other	(1)	(20)	—	—	(21)
Balance, June 30, 2007	$(201,972)	$2,527,982	$(11,921)	1,137	$2,314,089

Accumulated other comprehensive income at June 30, 2007 was $20.9 million.

See notes to the consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited) (In $000s)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$71,060	$128,841
Income from discontinued operations	(61,800)	(116,291)
Income from Continuing Operations	9,260	12,550
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,270	23,216
Investment gains	(62,094)	(62,661)
Preferred LP unit interest expense	2,906	2,753
Minority interests	(32,185)	(40,772)
Equity in earnings of affiliate	—	(8,021)
Stock based compensation expense	—	6,248
Deferred income tax expense (benefit)	1,025	(530)
Impairment loss on fixed assets	17,653	26,726
Net cash used in activities on trading securities	(5,202)	(26,750)
Other, net	7,942	(823)
Changes in operating assets and liabilities:
Decrease in trade notes and other receivables	11,966	31,868
Decrease in other assets	1,461	32,541
Increase in inventory	(21,828)	(41,477)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,706	(2,218)
Net cash used in continuing operations	(47,120)	(47,350)
Cash Flows from Discontinued Operations:
Income from discontinued operations	61,800	116,291
Depreciation, depletion and amortization	8,398	69,236
Change in fair market value of oil and gas derivative contracts	—	(57,611)
Other, net	(15,632)	17,753
Net cash provided by discontinued operations	54,566	145,669
Net cash provided by operating activities	7,446	98,319
Cash Flows from Investing Activities:
Cash Flows from Continuing Operations:
Capital expenditures	(23,109)	(10,082)
Purchases of marketable equity and debt securities	(74,412)	(161,849)
Proceeds from sales of marketable equity and debt securities	326,786	162,701
Net proceeds from sales and disposition of assets	15,023	11,751
Acquisitions of business, net of cash acquired	—	(59,752)
Other	—	(265)
Net cash provided by (used in) investing activities – continuing operations.	244,288	(57,496)

See notes to the consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
Six Months Ended June 30, 2007 and 2006
(Unaudited) (In $000s)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Discontinued Operations:
Capital expenditures	$(15,238)	$(121,302)
Net proceeds from the sales of fixed assets	4,359	8,376
Purchase of minority interest of investment in subsidiary	(47,283)	—
Release of escrow funds relating to asset sales	50,000	—
Acquisitions of business, net of cash acquired	—	(109,897)
Other	8,172	(662)
Net cash provided by (used in) investing activities – discontinued operations	10	(223,485)
Net cash provided by (used in) in investing activities	244,298	(280,981)
Cash Flows from Financing Activities:
Cash Flows from Continuing Operations:
Partners’ equity:
Partnership distributions	(15,778)	(12,623)
Dividend paid to minority holders of subsidiary	(18,529)	—
Debt:
Proceeds from senior notes payable	492,130	—
Proceeds from issuance of convertible notes	600,000	—
Proceeds from mortgages payable	—	34,250
Repayment of credit facilities	—	(1,765)
Periodic principal payments	(2,571)	(451)
Debt issuance costs	(275)	(2,020)
Other	—	(15)
Net cash provided by financing activities – continuing operations	1,054,977	17,376
Cash Flows Continuing Operations:
Net cash (used in) provided by financing activities – discontinued operations	(245)	52,841
Net Cash Provided by Financing Activities	1,054,732	70,217
Net increase (decrease) in cash and cash equivalents	1,306,476	(112,445)
Net change in cash of assets held for sale	(29,086)	76,765
Cash and cash equivalents, beginning of period	1,857,323	351,775
Cash and cash equivalents, end of period	$3,134,713	$316,095
Supplemental information
Cash payments for interest	$61,894	$50,547
Cash payments for income taxes, net of refunds	$14,427	$8,389
Net unrealized (losses) gains on securities available for sale	$(4,504)	$8,634

See notes to the consolidated financial statements.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 1 — General

American Real Estate Partners, L.P., or the Company or AREP, is a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Real Estate and Home Fashion. Further information regarding our reportable segments is contained in Note 17.

As discussed in Note 3, in November 2006, we divested our Oil and Gas business and our Atlantic City gaming properties. On April 22, 2007, we entered into an agreement to sell all of the issued and outstanding membership interests of American Casino and Entertainment Properties LLC, or ACEP, our indirect wholly owned subsidiary, which comprises all of our remaining gaming properties. Accordingly, in the second quarter of the fiscal year ending December 31, 2007, or fiscal 2007, the financial position and the results of ACEP’s operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods in accordance with SFAS No. 144.

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

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006, or fiscal 2006. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature, except for the adoption of SFAS No. 159, as described below.

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

Because of the diversified and seasonal nature of our business, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant. The results of our Real Estate and Home Fashion segments are seasonal.

Discontinued Operations

On November 17, 2006, our indirect majority owned subsidiary, Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, completed the sale to Pinnacle Entertainment, Inc., or Pinnacle, of the outstanding membership interests in ACE Gaming LLC, or ACE, the owner of The Sands Hotel and Casino, or The Sands, in Atlantic City, New Jersey, and 100% of the equity interests in certain subsidiaries of AREH that owned parcels of real estate adjacent to The Sands, including the Traymore site, to Pinnacle.

On November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC, or NEG Oil & Gas, to SandRidge Energy, Inc. or SandRidge, formerly Riata Energy, Inc.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 1 — General  – (continued)

On April 22, 2007, American Entertainment Properties Corp, or AEP, a wholly owned indirect subsidiary of AREP, entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprises our remaining gaming operations.

Operating properties of our real estate segment are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the statement of operations and cash flows for the three and six months ended June 30, 2007 and 2006 have been reclassified to conform to the current classification of properties. During the six months ended June 30, 2007, five properties were reclassified to held for sale.

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations.

Filing Status of Subsidiaries

National Energy Group, Inc., or NEGI, and Atlantic Coast are reporting companies under the Securities Exchange Act of 1934, as amended, or the ’34 Act. In addition, ACEP voluntarily files annual, quarterly and current reports under the ’34 Act.

Sales of Subsidiary Stock

SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (“SAB 51”), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) as either a gain or loss in the statement of operations or reflected as an equity transaction. In accordance with the election provided in SAB 51, we adopted a policy of recording such SAB 51 credits or charges directly to partners’ equity. As further discussed in Note 11, during the second quarter of fiscal 2007 we recognized certain SAB 51 charges to partners’ equity of approximately $6.1 million related to our investment in Atlantic Coast under our adopted policy.

New Accounting Pronouncements

SFAS No. 155.  On February 16, 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS 155”). The statement amends Statement 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS 133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year beginning after September 15, 2006. The adoption of SFAS 155 as of January 1, 2007 did not have any impact on our consolidated financial statements.

EITF 06-3.  In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and the adoption of EITF 06-3 did not have any impact on our financial position, results of operations or cash flows.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

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

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning partners’ equity.

We adopted SFAS 159 as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone Systems Incorporated, or ImClone. In the fourth quarter of fiscal 2006, we first applied the equity method of accounting to our investment in ImClone due to changes in ImClone’s board resulting in our having the ability to exercise significant influence over ImClone. We believe that the quality of the earnings and the value of the investment that we report over time relating to our investment in ImClone are more accurately reflected by the market value methodology of SFAS 159 rather than the equity method of accounting. The equity method of accounting would require an appraisal of the fair values of ImClone’s assets and liabilities at the dates that we acquired shares of common stock of ImClone as well as future appraisals should there be any material indications of impairment. We believe that such an appraisal would be subjective given the nature of ImClone’s pharmaceutical operations.

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

As a result of the adoption of SFAS 159, we are required to record unrealized gains or losses for the change in fair value of our investment in ImClone. During the three and six months ended June 30, 2007, we

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 1 — General  – (continued)

recorded approximately $24.7 million of unrealized losses and $39.2 million of unrealized gains, respectively, resulting from the change in the market value of ImClone’s stock which is recorded as a component of other income (expense), net in the consolidated statements of operations.

Reclassifications

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the current year presentation.

Note 2 — Operating Units

Through the second quarter of fiscal 2006, we had four principal operating businesses: Oil and Gas, Gaming, Real Estate and Home Fashion. As described in Note 3, in November 2006 we divested our Oil and Gas businesses and our Atlantic City Gaming properties. Additionally, as described in Note 3, on April 22, 2007, AEP, a wholly owned indirect subsidiary of AREP, entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprises our remaining gaming operations. As a result, our Oil and Gas operations and all of our Gaming properties are now classified as discontinued operations and thus are not considered reportable segments of our continuing operations. We now have two principal operating businesses: Real Estate and Home Fashion.

a. Real Estate

Our real estate operations consist of three segments: rental real estate, property development and associated resort activities.

A summary of real estate property and equipment as of June 30, 2007 and December 31, 2006 included in the consolidated balance sheets is as follows (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Rental properties:
Finance leases, net	$63,960	$66,335
Operating leases	41,132	46,170
Property development	117,040	126,537
Resort properties	43,471	44,932
Total real estate	$265,603	$283,974

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 2 — Operating Units  – (continued)

Summarized unaudited statements of operations attributable to our continuing real estate operations for the periods indicated are as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental real estate:
Interest income on financing leases	$1,527	$1,715	$3,105	$3,451
Rental income	1,862	1,750	3,757	3,217
Property development	14,735	37,852	32,881	49,236
Resort activities	7,459	6,952	13,518	12,895
Total revenues	25,583	48,269	53,261	68,799
Operating expenses:
Rental real estate	1,444	822	2,908	1,788
Property development	15,073	25,976	30,685	35,952
Resort activities	8,063	7,179	14,456	13,349
Total expenses	24,580	33,977	48,049	51,089
Operating income	$1,003	$14,292	$5,212	$17,710

Rental Real Estate

As of June 30, 2007 and December 31, 2006, we owned 36 and 37 rental real estate properties, respectively. These primarily consist of fee and leasehold interests in real estate in 18 states. Most of these properties are net-leased to single corporate tenants. Approximately 86% of these properties are currently net-leased, 3% are operating properties and 11% are vacant.

Property Held for Sale

The following is a summary of property held for sale for the periods indicated (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Leased to others	$36,219	$28,015
Vacant	703	703
	36,922	28,718
Less: accumulated depreciation	(8,735)	(5,053)
Total	$28,187	$23,665

As of June 30, 2007 and December 31, 2006, $19.8 million of real estate held for sale was pledged to collateralize the payment of non-recourse mortgages payable.

We market portions of our commercial real estate portfolio for sale. Unaudited sales activity for the periods indicated was as follows (in $000s, except unit data):

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 2 — Operating Units  – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Properties sold	—	4	1	8
Proceeds received	$—	$7,354	$4,359	$8,327
Total gain recorded	$—	$1,308	$3,862	$1,559
Gain recorded in discontinued operations	$—	$1,308	$3,862	$1,559

Property Development and Associated Resort Activities

We own, primarily through our Bayswater subsidiary, residential development properties. Bayswater is a real estate investment, management and development company that focus primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 400 and 1,000 units of residential housing, respectively. Both developments operate golf and resort activities as well. We are also developing residential communities in Naples, Florida and Westchester County, New York.

Unaudited property development sales activity for the periods indicated was as follows (in $000s, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Units sold:
New Seabury, Massachusetts	5	20	11	30
Grand Harbor/Oak Harbor, Florida	6	6	11	8
Falling Waters, Florida	6	9	29	9
Westchester, New York	2	6	4	6
Tampa Bay, Florida	—	—	1	—
	19	41	56	53
Revenues:
New Seabury, Massachusetts	$5,334	$21,352	$8,917	$30,385
Grand Harbor/Oak Harbor, Florida	4,944	4,123	9,293	6,444
Falling Waters, Florida	1,660	2,261	7,127	2,261
Westchester, New York	2,797	10,116	6,040	10,146
Tampa Bay, Florida	—	—	1,504	—
	$14,735	$37,852	$32,881	$49,236

For the second quarter of fiscal 2007, the property development operating unit recorded an asset impairment charge of approximately $1.8 million related to certain condominium land in our Oak Harbor, Florida subdivision. There were no impairment charges in fiscal 2006.

b. Home Fashion

We conduct our Home Fashion operations through our majority ownership in West Point International Inc., or WPI, a manufacturer and distributor of home fashion consumer products.

Summary balance sheets for Home Fashion as of June 30, 2007 and December 31, 2006, as included in the consolidated balance sheets are as follows (in $000s):

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 2 — Operating Units  – (continued)

	June 30, 2007	December 31, 2006
	(Unaudited)
Current assets	$511,555	$567,419
Assets held for sale	16,779	23,838
Property plant and equipment, net	192,560	200,382
Intangible and other assets	40,779	38,199
Total assets	$761,673	$829,838
Current liabilities	$121,563	$101,609
Other liabilities	6,662	8,980
Total liabilities	$128,225	$110,589

Unaudited summarized statements of operations for the periods indicated are as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales	$165,789	$237,148	$376,393	$480,638
Costs of sales	164,114	224,222	370,024	452,582
Gross earnings	1,675	12,926	6,369	28,056
Selling, general and administrative expenses	34,296	40,698	73,693	84,015
Restructuring and impairment charges	20,382	20,567	24,693	30,338
Operating loss	$(53,003)	$(48,339)	$(92,017)	$(86,297)

Total depreciation for the three months ended June 30, 2007 was $4.6 million, of which $3.5 million was included in cost of sales and $1.1 million was included in selling, general and administrative expenses. Total depreciation for the three months ended June 30, 2006 was $9.5 million, of which $7.7 million was included in cost of sales and $1.8 million was included in selling, general and administrative expenses. Total expenses for the three months ended June 30, 2007 include $15.4 million of fixed asset impairment and $5.0 million restructuring charges, of which approximately $2.5 million relate to severance and $2.5 million relate to continuing costs of closed plants. Total expenses for the three months ended June 30, 2006 include $18.8 million of fixed asset impairment and $1.7 million restructuring charges, of which approximately $0.1 million relate to severance and $1.6 million relate to continuing costs of closed plants.

Total depreciation for the six months ended June 30, 2007 was $9.4 million, of which $7.2 million was included in cost of sales and $2.2 million was included in selling, general and administrative expenses. Total depreciation for the six months ended June 30, 2006 was $19.9 million, of which $16.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative expenses. Total expenses for the six months ended June 30, 2007 include $15.4 of fixed asset impairment and $9.3 million restructuring charges of which approximately $3.8 million relates to severance and $5.5 million relates to continuing costs of closed plants. Total expenses for the six months ended June 30, 2006 include $26.5 million of fixed asset impairment and $3.8 restructuring charges of which approximately $1.3 million relates to severance and $2.5 million relates to continuing costs of closed plants.

Impairment and restructuring charges for the three and six months ended June 30, 2007 and 2006 are included in Home Fashion operating expenses in the consolidated statements of operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 2 — Operating Units  – (continued)

To improve WPI’s competitive position, we intend to continue to restructure its operations to significantly reduce its cost of goods sold by closing certain plants located in the United States, sourcing goods from lower cost overseas facilities and, potentially, acquiring manufacturing facilities outside of the United States. WPI has incurred impairment charges to write-down the value of WPI plants taken out of service to their estimated realizable value.

Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of the accrued liability balance was $1.2 million as of December 31, 2006. During the six months ended June 30, 2007, we incurred additional restructuring costs of $9.3 million, and $9.5 million was paid during this period. As of June 30, 2007, the accrued liability balance was $1.0 million, which is included in other accrued liabilities in our consolidated balance sheet.

Total cumulative impairment and restructuring charges for the period from our acquisition of WPI on August 8, 2005 through June 30, 2007 were $72.0 million.

We expect that restructuring charges will continue to be incurred throughout fiscal 2007. As of June 30, 2007, WPI expects to incur additional restructuring costs over the next twelve months relating to the current restructuring plan in the range of $10.0 million and $17.5 million.

Ongoing litigation may result in our ownership of WPI being reduced to less than 50% as described in Part I, Item 3 of our Annual Report on Form 10-K for fiscal 2006 filed with the SEC on March 6, 2007.

Note 3 — Discontinued Operations and Assets Held for Sale

The Sands and Related Assets

On November 17, 2006, Atlantic Coast, ACE, AREH, and certain other entities owned by or affiliated with AREH completed the sale to Pinnacle of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of AREH that own parcels of real estate adjacent to The Sands, including 7.7 acres known as the Traymore site. We owned, through subsidiaries, approximately 67.6% of Atlantic Coast, which owned 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of AREH for subsidiaries that owned the Traymore site and the adjacent properties. Under the terms of the agreement, $51.8 million of the purchase price paid to Atlantic Coast was deposited into escrow to fund indemnification obligations with regard to the claims of creditors and stockholders of GB Holdings, Inc., or GB Holdings. On February 22, 2007 we resolved all outstanding litigation involving our interest in our Atlantic City gaming operations resulting in a release of all claims against us. As a result of the settlement, our ownership of Atlantic Coast increased from 67.6% to 96.9% and $50.0 million of the amount placed into escrow was released to us.

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
June 30, 2007

Note 3 — Discontinued Operations and Assets Held for Sale  – (continued)

American Casino & Entertainment Properties LLC

On April 22, 2007, AEP, a wholly owned indirect subsidiary of AREP, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of the issued and outstanding membership interests of ACEP, which comprises all of our remaining gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the agreement. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premium due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. With this transaction, we anticipate realizing a gain of approximately $0.57 billion on our investments in ACEP, after income taxes. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction by the end of fiscal 2007; however, there can be no assurance that we will be able to consummate the transaction.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the statement of operations and cash flows for the three and six months ended June 30, 2007 and 2006 have been reclassified to conform to the current classification of properties. During the six months ended June 30, 2007, five properties were reclassified to held for sale.

Results of Operations and Assets Held for Sale

The financial position and results of our Oil and Gas and Real Estate operations and of our Gaming operations described above are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144.

A summary of the results of operations for our discontinued operations for the periods indicated are as follows (in $000s) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Oil and Gas	$—	$86,606	$—	$194,898
Gaming	114,138	134,780	227,026	261,498
Real Estate	1,361	1,849	2,807	3,749
Total revenues	$115,499	$223,235	$229,833	$460,145
Operating income from discontinued operations:
Oil and Gas	$—	$46,528	$—	$111,516
Gaming	31,319	15,123	54,546	34,478
Real Estate	1,161	1,280	2,315	2,581
Total operating income	32,480	62,931	56,861	148,575

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 3 — Discontinued Operations and Assets Held for Sale  – (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest expense	(5,727)	(10,838)	(11,436)	(21,237)
Interest and other income	273	3,179	19,334	5,067
Income tax expense	(6,037)	(9,143)	(15,232)	(17,852)
Income from discontinued operations	20,989	46,129	49,527	114,553
Minority interests	41	125	(1,753)	179
Gain on sales of discontinued operations, net of income taxes	841	1,308	14,026	1,559
	$21,871	$47,562	$61,800	$116,291

Interest and other income for the three and six months ended June 30, 2007 includes approximately $8.3 million relating to a real estate tax refund received by Atlantic Coast and approximately $10.1 million representing the net gain on the settlement of litigation relating to GB Holdings.

The gain on sales of discontinued operations in the six months ended June 30, 2007 includes approximately $4.7 million of gain on sales of real estate and $9.3 million relating to the working capital adjustment to the gain recorded on the sale of our Oil and Gas operations in November 2006. In accordance with SFAS No. 144, we ceased depreciation on the fixed assts of ACEP in the second quarter of fiscal 2007. The amount of the depreciation and amortization not expensed by us approximated $8.7 million.

A summary of assets held for sale and liabilities of discontinued operations held for sale as of June 30, 2007 and December 31, 2006 is as follows (in $000):

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$83,995	$54,912
Trade, notes and other receivables	5,594	6,752
Other current assets	20,314	70,950
Property, plant and equipment	429,284	422,715
Other assets	88,801	44,627
Assets held for sale	$627,988	$599,956
Accounts payable and accrued expenses	$52,517	$54,267
Long-term debt	257,072	257,825
Other noncurrent liabilities	6,299	5,993
Liabilities of discontinued operations held for sale	$315,888	$318,085

Note 4 — Related Party Transactions

a. Administrative Services

In July 2005, we entered into a license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet of office space for which we pay monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The license agreement expires in May 2012. Under the agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. For the three months ended June 30, 2007 and 2006, we paid rent of approximately $27,000 and $32,000 respectively. For the six months ended June 30, 2007 and 2006, we paid rent of approximately $67,000 and $85,000, respectively.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 4 — Related Party Transactions  – (continued)

An affiliate occupies a portion of certain office space leased by us. Monthly payments from the affiliate for the use of the space began on October 12, 2006. For the three and six months ended June 30, 2007, we received $21,000 and $40,000, respectively, for the use of such space.

For the three months ended June 30, 2007 and 2006, we paid $152,000 and $197,000, respectively, to XO Holdings, Inc., formerly known as XO Communications, Inc., an affiliate of our general partner, for telecommunication services. For the six months ended June 30, 2007 and 2006, these charges were $314,000 and $415,000, respectively.

An affiliate provided certain professional services to WPI for which WPI incurred charges of approximately $222,000 and $81,000 for the three months ended June 30, 2007 and 2006, respectively, and $249,000 and $139,000 for the six months ended June 30, 2007 and 2006, respectively.

We provide certain professional services to affiliates for which we charged $174,000 and $147,000 for the three months ended June 30, 2007 and 2006, respectively, and $349,000 and $260,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, current liabilities in the consolidated balance sheets included $116,000 to be applied to our charges to the affiliate for services to be provided to it.

b. Securities Ownership

As of June 30, 2007, affiliates of Mr. Icahn owned 10,304,013 preferred units and 55,655,382 depositary units, which represented approximately 86.5% and 90.0% of the outstanding preferred units and depositary units, respectively.

Note 5 — Investments and Related Matters

a. Current Investments

Current investments consist of the following (in $000s):

	June 30, 2007		December 31, 2006
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Unaudited)
Current Investments:
Trading
Other investments	$—	$5,534	$—	$20,537
Total current trading	—	5,534	—	20,537
Available for Sale
Marketable equity and debt securities	230,949	250,906	242,080	265,411
Other investments	52,129	53,033	247,674	249,709
Total current available for sale	283,078	303,939	489,754	515,120
Total current investments	$283,078	$309,473	$489,754	$535,657

We use the services of an unaffiliated third-party investment manager to manage certain fixed income investments. As of June 30, 2007 and December 31, 2006, $177.0 million and $163.7 million, respectively, had been invested at the discretion of such manager in a diversified portfolio consisting predominantly of short-term investment grade debt securities. Investments managed by the third-party investment manager are classified as available for sale securities in the above table.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 5 — Investments and Related Matters  – (continued)

b. Noncurrent Investments

Investment in ImClone Systems Incorporated

As described in Note 1 above, we adopted SFAS 159 as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone at the time of adoption. Previously, we accounted for our investment in ImClone under the equity method in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. The transition adjustment to beginning partners’ equity as of January 1, 2007 related to the adoption of SFAS 159 was a charge of approximately $42.2 million. During the three and six months ended June 30, 2007, we recorded approximately $24.7 million of unrealized losses and $39.2 million of unrealized gains, respectively, resulting from the change in the market value of ImClone’s stock.

At June 30, 2007 and December 31, 2006, our carrying value of our equity investment in ImClone was $161.4 million based on the fair value method of accounting and $164.3 million based on the equity method of accounting, respectively. As of June 30, 2007 and December 31, 2006, the market value of our ImClone shares held was $161.4 million and $122.2 million, respectively, which we believe is not material to our total assets. As of June 30, 2007, the total shares of ImClone common stock held by us as a percentage of ImClone’s total outstanding shares was 5.3%. ImClone is a registered SEC filer and its consolidated financial statements are readily available at www.sec.gov.

Other Noncurrent Investments

The carrying value of other noncurrent investments was $16.1 million and $15.6 million as of June 30, 2007 and December 31, 2006, respectively. Included in other securities is an investment of 4.4% of the common stock of Philip Services Corporation, an entity controlled by related parties. The investment has a cost basis of $0.7 million, which is net of significant impairment charges taken in prior years.

Note 6 — Inventories, Net

Inventories, net, relate solely to our Home Fashion segment and consist of the following (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials and supplies	$26,908	$32,059
Goods in process	74,889	83,592
Finished goods	165,533	129,851
	$267,330	$245,502

Note 7 — Trade, Notes and Other Receivables, Net

Trade notes and other receivables, net, consist of the following (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Trade receivables – Home Fashion	$125,979	$134,111
Other	33,665	43,936
Allowance for doubtful accounts – Home Fashion	(9,501)	(8,303)
	$150,143	$169,744

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 8 — Other Current Assets

Other current assets consist of the following (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Restricted cash	$18,062	$87,159
Other	23,193	27,667
Subtotal	$41,255	$114,826

As of December 31, 2006, restricted cash included $50.0 million placed into escrow related to our sale of ACE to Pinnacle, which was released in February 2007 in connection with the settlement of the litigation relating to GB Holdings. Additionally, restricted cash consists of balances for escrow deposits and funds held to collateralize letters of credit.

Note 9 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Land	$39,451	$56,495
Buildings and improvements	117,379	123,364
Machinery, equipment and furniture	156,051	169,550
Assets leased to others	115,059	123,398
Construction in progress	109,458	88,590
	537,398	561,397
Less accumulated depreciation and amortization	(79,235)	(77,041)
Net property, plant and equipment	$458,163	$484,356

Depreciation and amortization expense related to property, plant and equipment for the three months ended June 30, 2007 and 2006 were $6.0 million and $11.0 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the six months ended June 30, 2007 and 2006 were $12.4 million and $22.5 million, respectively.

Note 10 — Other Noncurrent Assets

Other noncurrent assets consist of the following (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Deferred taxes	$11,125	$12,764
Deferred finance costs, net of accumulated amortization of $8,046 and $5,256 as of June 30, 2007 and December 31, 2006, respectively	17,396	17,420
Other	2,188	3,865
	$30,709	$34,049

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 11 — Minority Interests

Minority interests consist of the following (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
WPI	$145,484	$178,843
Atlantic Coast	13,138	70,563
NEGI	24,107	42,815
	$182,729	$292,221

The minority interest in Atlantic Coast was reduced primarily as a result of the settlement of the litigation relating to GB Holdings, in February 2007. As a result, our ownership in Atlantic Coast increased from 67.6% to 96.9%. In the second quarter of fiscal 2007, we and several other investors exercised warrants to purchase shares of common stock of Atlantic Coast, resulting in an increase of the minority interest in Atlantic Coast, and a decrease in our ownership to 94.2%. Additionally, this resulted in a SAB 51 charge of $6.1 million to partners’ equity.

On February 15, 2007, NEGI paid a one-time cash dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate. Of this amount, $18.5 million was paid to minority holders of NEGI stock.

Note 12 — Long-Term Debt

Long-term debt consists of the following (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Senior unsecured variable rate convertible notes due 2013 – AREP	$600,000	$—
Senior unsecured 7.125% notes due 2013 – AREP	972,731	480,000
Senior unsecured 8.125% notes due 2012 – AREP	351,408	351,246
Senior secured 7.85% notes due 2012 – ACEP	215,000	215,000
Borrowings under credit facility – ACEP	40,000	40,000
Mortgages payable	106,718	109,289
Other	12,003	13,425
Total long-term debt	2,297,860	1,208,960
Less current portion, including debt related to assets held for sale	(280,183)	(281,299)
	$2,017,677	$927,661

Senior Unsecured Variable Rate Convertible Notes Due 2013

In April 2007, we issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013, or the variable rate notes. The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, American Real Estate Finance Corp., or AREF, as co-issuer, and Wilmington Trust Company, as trustee. AREF, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The variable rate notes bear interest at a rate of three month LIBOR minus 125 basis points, but no less than 4.0% nor higher than 5.5%, and are convertible into depositary units of AREP at a conversion price of $132.595 per share, subject to adjustments in certain circumstances. As of June 30, 2007, the interest rate was 4.1%. In the event that we declare a cash dividend or similar cash distribution in any calendar quarter

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 12 — Long-Term Debt  – (continued)

with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits, and/or stock dividends), the indenture requires that we simultaneously make such distribution to holders of the variable rate convertible notes in accordance with a formula set forth in the indenture.

The variable rate convertible notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. In connection with the sale of the variable rate convertible notes, we and the initial buyers have entered into a registration rights agreement, pursuant to which we have agreed to file a shelf registration statement on Form S-3 with respect to resales of depositary units issuable upon conversion of the variable rate convertible notes. A preliminary registration statement on Form S-3 with respect thereto was filed on June 21, 2007.

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, we issued $480.0 million aggregate principal amount of 7.125% senior unsecured notes due 2013, or the 7.125% notes, priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, AREF as co-issuer, AREH, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the 2005 Indenture). Other than AREH, no other subsidiaries guarantee payment on the notes.

On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7.125% notes, or the additional 7.125% notes (the 7.125% notes and the additional 7.125% notes being referred to herein as the notes), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013. At the time we issued the additional 7.125% notes, we entered into a new registration rights agreement in which we agreed to permit noteholders to exchange the private notes for new notes which will be registered under the Securities Act. A preliminary registration statement on Form S-4 with respect thereto was filed on June 21, 2007.

As described below, the indenture governing the 7.125% notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, AREP and AREF co-issued senior unsecured 8.125% notes due 2012, or the 8.125% notes, in the aggregate principal amount of $353.0 million. The 8.125% notes were issued pursuant to an indenture, dated as of May 12, 2004, among AREP, AREF, AREH, as guarantor, and Wilmington Trust Company, as trustee. The 8.125% notes were priced at 99.266% of principal amount and have a fixed annual interest rate of 8.125%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The 8.125% notes will mature on June 1, 2012. Other than AREH, no other subsidiaries guarantee payment on the notes.

As described below, the indenture governing the 8.125% notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured Notes Restrictions and Covenants — AREP

The indentures governing our senior unsecured 7.125% and 8.125% notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 12 — Long-Term Debt  – (continued)

amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would be less than 1.75 to 1.0. As of June 30, 2007, such ratio was less than 1.75 to 1.0.

The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

The indentures governing our senior unsecured notes require that on each quarterly determination date we and the guarantor maintain a minimum ratio of cash flow to fixed charges, each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four fiscal quarters ended June 30, 2007, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.

The indentures also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of June 30, 2007, such ratio was in excess of 1.5 to 1.0. Based on this ratio, as of June 30, 2007, we and AREH could have incurred up to approximately $1.2 billion of additional indebtedness.

AREP Senior Secured Revolving Credit Facility

On August 21, 2006, we and AREF, as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sublimit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of June 30, 2007, there were no borrowings under the facility.

Obligations under the credit agreement are guaranteed and secured by liens on substantially all of the assets of certain of our indirect wholly owned holding company subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by holding company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.

Senior Secured 7.85% Notes Due 2012 — ACEP

The indenture governing ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” The indenture also prohibits the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would be at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of June 30, 2007, such ratio was in excess of 2.0 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The indenture governing the ACEP notes allow ACEP and its restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 12 — Long-Term Debt  – (continued)

amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

ACEP Senior Secured Revolving Credit Facility

Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of June 30, 2007, the interest rate on the outstanding borrowings under the credit facility was 6.82% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the amended and restated credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on May 10, 2010. As of June 30, 2007, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of June 30, 2007, such ratio was less than 1.0 to 1.0. As of June 30, 2007, ACEP was in compliance with each of the covenants.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.

As described in Note 3, on April 22, 2007, AEP entered into an agreement to sell all of the issued and outstanding membership interests of ACEP. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premiums due on ACEP’s 7.85% senior secured rates due 2012 and ACEP’s senior secured credit facility. Accordingly, pursuant to SFAS 144, these obligations are now classified as current liabilities in the consolidated balance sheets.

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
June 30, 2007

Note 12 — Long-Term Debt  – (continued)

entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these transactions if excess availability, after giving effect to such transaction, meets a minimum threshold.

As of June 30, 2007, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $26.8 million, the majority of which relate to trade obligations.

Note 13 — Other Income (Expense)

Unaudited Other Income (Expense), net, is comprised of the following (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net realized gains on sales of marketable securities	$31,119	$22,855	$36,296	$56,286
Unrealized (losses) gains on marketable securities	(47,883)	4,272	24,243	19,750
Net realized losses on securities sold short	(289)	(27,044)	(1,799)	(32,175)
Unrealized gains (losses) on securities sold short	(263)	44,276	3,354	18,800
Gain (losses) on sale of assets	(606)	(27)	3,006	(27)
Other	1,217	508	2,977	3,517
	$(16,705)	$44,840	$68,077	$66,151

We recorded approximately $24.7 million of unrealized losses and $39.2 million of unrealized gains for the three and six months ended June 30, 2007, respectively, resulting from the change in the market price of ImClone’s stock.

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

Note 15 — Preferred Units

Pursuant to the terms of the preferred units, on February 27, 2007 we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10. The distribution was paid on March 31, 2007 to holders of record as of March 15, 2007. A total of 566,830 additional preferred units were issued. As of June 30, 2007, 11,907,073 preferred units were issued and outstanding. As of June 30, 2007, the number of authorized preferred units was 12,100,000.

Note 16 — Earnings Per Limited Partnership Unit

Basic earnings per LP unit are based on earnings attributable to limited partners. Net earnings available for limited partners are divided by the weighted average number of limited partnership units outstanding.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 16 — Earnings Per Limited Partnership Unit  – (continued)

Diluted earnings per LP unit are based on earnings before the preferred unit distribution and interest on the convertible notes as the numerator with the denominator based on the weighted average number of limited partnership units and equivalent limited partnership units outstanding assuming conversion. The preferred units are considered to be equivalent units.

The following table sets forth the computation of basic and diluted earnings per LP unit for the periods indicated (in 000s, except per unit data) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Attributable to limited partners:
Basic income (loss) from continuing operations	$(46,447)	$31,456	$9,076	$13,645
Add preferred unit distribution	—	1,389	—	—
Add convertible notes interest	—	—	—	—
Income (loss) before discontinued operations	(46,447)	32,845	9,076	13,645
Income from discontinued operations	21,436	46,617	60,570	113,976
Diluted (loss) earnings	$(25,011)	$79,462	$69,646	$127,621
Weighted average LP units outstanding	61,857	61,857	61,857	61,857
Dilutive effect of redemption of preferred LP units	—	2,679	—	—
Weighted average LP units and equivalent partnership units outstanding	61,857	64,535	61,857	61,857
Basic (loss) earnings per LP unit:
Income (loss) from continuing operations	$(0.75)	$0.53	$0.15	$0.22
Income from discontinued operations	0.35	0.75	0.98	1.84
Basic (loss) earnings:	$(0.40)	$1.28	$1.13	$2.06
Diluted (loss) earnings per LP unit:
Income (loss) from continuing operations	$(0.75)	$0.51	$0.15	$0.22
Income from discontinued operations	0.35	0.72	0.98	1.84
Diluted (loss) earnings:	$(0.40)	$1.23	$1.13	$2.06

For purposes of calculating earnings per LP unit, the income relating to our share of ImClone’s earnings per share is based on the earnings per share reported by ImClone for the three and six months ended June 30, 2006.

As their effect would have been anti-dilutive, 5,561,897 and 0 units for the three months ended June 30, 2007 and 2006, respectively, have been excluded from the weighted average LP units and equivalent partnership units outstanding.

As their effect would have been anti-dilutive, 3,326,940 and 2,761,572 units for the six months ended June 30, 2007 and 2006, respectively, have been excluded from the weighted average LP units and equivalent partnership units outstanding.

Note 17 — Segment Reporting

Through the second quarter of fiscal 2006, we maintained the following six reportable segments: (1) Oil and Gas; (2) Gaming; (3) Rental Real Estate; (4) Property Development; (5) Resort Activities; and (6) Home Fashion. Our three real estate related operating and reportable segments are all individually immaterial and have been aggregated for purposes of the accompanying consolidated balance sheets and statements of operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 17 — Segment Reporting  – (continued)

In November 2006, we divested our Oil and Gas and our Atlantic City gaming operating units. Additionally, as described in Note 3, on April 22, 2007, we entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprises the remainder of our gaming operations. As a result, our Oil and Gas and gaming operations are now classified as discontinued operations and thus are not considered reportable segments of our continuing operations. We now maintain the four remaining reportable segments.

We assess and measure segment operating results based on segment earnings from operations as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements nor synonymous with cash flow from operations. As discussed above, the terms of financings for Home Fashion and Resorts Activities segments impose restrictions on their ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

The revenues and net segment operating loss and assets for each of the reportable segments of our continuing operations are summarized as follows for the periods indicated (in $000s) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Real Estate:
Rental real estate	$3,389	$3,465	$6,862	$6,668
Property development	14,735	37,852	32,881	49,236
Resort operations	7,459	6,952	13,518	12,895
Total Real Estate	25,583	48,269	53,261	68,799
Home Fashion	165,789	237,148	376,393	480,638
Total revenues	$191,372	$285,417	$429,654	$549,437
Net segment operating income (loss):
Real Estate:
Rental real estate	$1,945	$2,643	$3,954	$4,880
Property development	(338)	11,876	2,196	13,284
Resort operations	(604)	(227)	(938)	(454)
Total Real Estate	1,003	14,292	5,212	17,710
Home Fashion	(53,003)	(48,339)	(92,017)	(86,297)
Total segment operating loss	(52,000)	(34,047)	(86,805)	(68,587)
Holding Company costs(i)	(3,860)	(3,836)	(11,539)	(14,980)
Total operating loss	(55,860)	(37,883)	(98,344)	(83,567)
Interest expense	(35,499)	(21,056)	(63,040)	(41,529)
Interest income	41,235	11,958	72,273	22,662
Other income (expense), net	(16,705)	44,840	68,077	66,151
Equity in earnings of affiliate	—	7,996	—	8,021
(Loss) Income from continuing operations before income taxes and minority interests	(66,829)	5,855	(21,034)	(28,262)
Income tax (expense) benefit	(1,155)	(13)	(1,891)	40
Minority interests	20,594	25,703	32,185	40,772
(Loss) income from continuing operations	$(47,390)	$31,545	$9,260	$12,550

(i)	Holding Company costs include AREP’s and AREH’s general and administrative expenses and acquisition (legal and professional) costs at the Holding Company level. Selling, general and administrative expenses of the segments are included in their respective operating expenses in the accompanying statements of operations.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 17 — Segment Reporting  – (continued)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets (in $000s):
Real Estate	$385,097	$382,220
Home Fashion	744,894	806,000
Subtotal	1,129,991	1,188,220
Assets of discontinued operations held for sale	627,988	599,956
Reconciling items(ii)	3,462,693	2,456,571
Total assets	$5,220,672	$4,244,747

(ii) Reconciling items relate principally to cash and investments of AREP and AREH in the Holding Company.

Note 18 — Income Taxes

Our corporate subsidiaries recorded the following income tax expense (benefit) attributable to continuing operations of our taxable subsidiaries for the periods indicated as follows (in $000s) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current	$422	$277	$866	$490
Deferred	733	(264)	1,025	(530)
	$1,155	$13	$1,891	$(40)

We recorded income tax provisions of $1.89 million and $(0.04) million on pre-tax loss of $21.0 million and $28.3 million for the six months ended June 30, 2007 and 2006, respectively. Our effective income tax rate was (9.0)% and 0.14% for the respective periods. We recorded income tax provisions of $1.2 million and $0.01 million on pre-tax loss of $66.8 million and pre-tax income of $5.9 million for the three months ended June 30, 2007 and 2006, respectively. Our effective tax rate was (1.7)% and 0.2% for the respective periods. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

We adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

As of the date of adoption, our unrecognized tax benefits totaled $5.0 million, all of which, if recognized, would affect the annual effective tax rate. During the six months ended June 30, 2007, there have been no changes to the amount of unrecognized tax benefits. We believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $3.1 million prior to June 30, 2008 as a result of settlements due to audits and the expiration of statutes of limitations.

We recognize interest accrued related to uncertain tax positions in interest expense. Penalties are recognized as a component of income tax expense. The amount of accrued interest and penalties on uncertain tax positions was $1.4 million and $1.1 million as June 30, 2007 and January 1, 2007, respectively. The amount of interest and penalties accrued during the six months ended June 30, 2007 was approximately $0.3 million.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 18 — Income Taxes  – (continued)

We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and non-U.S. income tax examinations for fiscal years prior to 2002.

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

WPI Litigation

Federal Proceedings

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

On May 9, 2007, the District Court issued an order conditioning the continuation of the Bankruptcy Court's stay on the posting of a bond. No bond was posted. On May 22, 2007, WPI, its subsidiary WestPoint Home, Inc., and we filed a Petition for a Writ of Mandamus in the U.S. Court of Appeals for the Second Circuit requesting, among other relief, the reinstatement of the Sale Order. The Second Circuit held oral argument on June 26, 2007 and denied the Petition on June 28, 2007, instructing the District Court to set a new deadline for posting a bond. On July 3, 2007, the District Court issued an order setting July 11, 2007 as the deadline for posting a bond. No bond was posted. The District Court has not ruled on the parties’ cross-appeals of the Remand Order.

Delaware Proceedings

On December 18, 2006, the Contrarian Group filed an action in the Court of Chancery of the State of Delaware, New Castle County, Contrarian Funds, LLC, et al v. WestPoint International Inc., et al., seeking, among other things, a temporary order restraining WPI from proceeding with a stockholders' meeting scheduled for December 20, 2006, which was to consider corporate actions relating to a proposed offering of $200 million of preferred stock of WPI and related relief. The application was denied by order dated December 19, 2006. The stockholders' meeting took place on December 20, 2006, the preferred stock offering was approved, and other corporate actions were taken. We purchased all of the $200.0 million of preferred stock.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 19 — Commitments and Contingencies  – (continued)

On January 19, 2007, Beal Bank and the Contrarian Group filed an Amended Complaint, captioned Beal Bank, S.S.B., et al. v. WestPoint International, Inc., et al. Plaintiffs seek, among other relief, an order declaring that WPI is obliged to register the common stock (other than the 5,250,000 shares purchased by us) in Beal Bank's name, an order declaring certain corporate governance changes implemented in 2005 invalid, an order declaring invalid the actions taken at the December 20, 2006 stockholders' meeting and an order to “unwind” the issuance of the preferred stock, or, alternatively, directing that such preferred stock be held in trust. On July 18, 2007, Plaintiffs filed a motion for leave to file a Second Amended Complaint asserting additional causes of action. The parties are in the initial stages of discovery. The Delaware action remains pending and we intend to vigorously defend against such claims.

We currently own approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of the District Court’s November, 2005 order in the Bankruptcy case, the proceedings on remand, and the proceedings in the Delaware action, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of June 30, 2007 and WPI’s results of operations for the period from the date of acquisition through June 30, 2007. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of June 30, 2007, March 31, 2007, December 31, 2006 and December 31, 2005 and for the periods then ended.

We intend to vigorously defend against all claims asserted in these actions and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

Note 20 — Fair Value of Financial Instruments

The following table sets forth our financial instruments owned, at fair value, and financial instruments sold, but not yet purchased, at fair value (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Financial Instruments Owned:
Trading investments	$5,534	$20,538
Available for sale investments:
Marketable equity and debt securities	250,906	265,411
Other securities	53,033	253,166
Investment in ImClone Systems Incorporated	161,369	122,122
	$470,842	$661,237
Securities sold not yet purchased	$6,806	$25,398

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 20 — Fair Value of Financial Instruments  – (continued)

The following table sets forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2007 by level within the fair value hierarchy. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2007 Level 1(i)
Assets
Trading investments	$5,534
Available for sale investments:
Marketable equity and debt securities	250,906
Other securities	53,033
Investment in ImClone Systems Incorporated	161,369
$470,842
Liabilities
Securities sold not yet purchased	$6,806

(i)	Based on quoted prices in active markets of the securities.

Note 21 — Subsequent Events

Declaration of Distribution on Depositary Units

On August 3, 2007, the Board of Directors approved a payment of a quarterly distribution of $0.15 per unit on our depositary units payable in the third quarter of fiscal 2007. The distribution will be paid on September 7, 2007 to depositary unitholders of record at the close of business on August 27, 2007. Under the terms of the indenture dated April 5, 2007 governing our variable rate senior convertible notes due 2013, we will also be making a $0.05 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Name Changes

Each of AREP, AREH and API is in the process of effecting a name change. When effective, AREP, AREH and API will be known as Icahn Enterprises, L.P., Icahn Enterprises Holdings L.P. and Icahn Enterprises GP Inc., respectively.

Acquisition

On August 8, 2007, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”), among us, CCI Offshore Corp. (“CCI Offshore”), CCI Onshore Corp. (“CCI Onshore”), Icahn Management LP (“Icahn Management” and, together with CCI Offshore and CCI Onshore, the “Contributors”) and Carl C. Icahn, pursuant to which, as more fully described below, we simultaneously acquired the general partnership interests in the general partners of the private investment funds (which are referred to herein as the “Master Funds”) controlled by Mr. Icahn and in the management company that provides certain management and administrative services to the Master Funds and certain funds that invest in the Master Funds (the “Feeder Funds”). Mr. Icahn controlled the Contributors.

New Icahn Management and the General Partners (as such terms are defined below) of the Master Funds (collectively, the “Management Entities”) provide investment advisory and certain other management services to the Master Funds and the Feeder Funds (collectively, the “Funds”). The Management Entities do not provide investment advisory or other management services to any other entities, individuals or accounts, and

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 21 — Subsequent Events  – (continued)

interests in the Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The Management Entities generate income from amounts earned pursuant to contractual arrangements with the Funds. Such amounts typically include an annual management fee of 2.5% of assets under management and performance-based, or incentive, allocation of 25% of net realized and unrealized gains earned by the Funds subject to a “high water mark”, although such amounts have been (and may in the future be) modified or waived in certain circumstances. The Management Entities and their affiliates may also earn income through their principal investments in the Funds.

As of June 30, 2007, the Management Entities had approximately $7 billion of committed funds (including $1.8 billion from Mr. Icahn and affiliated entities on which no management fees or incentive allocations are applicable). For the 12-months ended June 30, 2007, there was an average of approximately $3.5 billion in third-party fee paying assets under management, which generated approximately $80 million of management fees and approximately $240 million in incentive allocations (a portion of which is accrued but not earned until the end of the year) for a total of approximately $320 million in fees. Today, there is approximately $5 billion of third-party fee paying assets under management. Mr. Icahn formed the Management Entities in November 2004 when certain of the Funds commenced investment operations with approximately $1 billion under management, of which $300 million was provided by Mr. Icahn and his affiliated entities. The investment strategy employed by the Management Entities for the Funds is set and led by Mr. Icahn. The Funds pursue a value-oriented activist investment philosophy. The Funds invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, risk arbitrage and capital structure arbitrage and other special situations. The Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that the Management Entities believe to be undervalued by the marketplace. The Funds sometimes take significant positions in the companies in which they invest.

We presently intend to purchase approximately $700 million of limited partnership interests in the Funds on which no management fees or incentive allocations would be applicable.

As consideration for the contribution to us of the Partnership Interests (as defined below), we delivered to the Contributors 8,632,679 AREP Units at the closing, representing $810 million of AREP Units based on the volume-weighted average price of the AREP Units on the NYSE for the 20-trading-day period ending on August 7, 2008 (the day before the closing). In addition, we have agreed to make certain contingent earn-out payments to the Contributors over a five-year period payable in additional AREP Units based on our after-tax earnings from the Fund management business we acquired, which includes both management fees and performance-based (incentive) allocations paid by the Funds to the Management Entities. The earn-out payments will be calculated as set forth in the Contribution Agreement, with the maximum earn-out payment equaling $120 million in 2007 (if such after tax earnings exceed $289 million, with after tax earnings for 2007 including the 2.5% annual management fee for only the fourth quarter of 2007), $165 million for 2008 (if such after tax earnings exceed $540 million), $223 million for 2009 (if such after tax earnings exceed $746 million), $279 million for 2010 (if such after tax earnings exceed $1.004 billion) and $334 million for 2011 (if such after tax earnings exceed $1.327 billion). There is a catch-up after 2011, based on total after tax earnings in the five-year earn-out period, with a maximum aggregate earn-out (including any catch-up) of $1.121 billion which is subject to achieving total after tax earnings in such period of at least $3.906 billion.

Simultaneously with the closing of the transactions contemplated by the Contribution Agreement, we and Mr. Icahn entered into a non-compete agreement pursuant to which Mr. Icahn agreed, for a period of ten years, not to engage, directly or indirectly, in any other business that generates at least 25% of its revenue or income from investment management activities (a “Competing Business”). Mr. Icahn also agreed, for a period of ten years, not to solicit on behalf of a Competing Business any investor in any of the Funds or any employee of any general partner or manager of any of the Funds.

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 21 — Subsequent Events  – (continued)

We have also entered into an employment agreement (the “Icahn Employment Agreement”) with Mr. Icahn pursuant to which, over a five-year term, Mr. Icahn will serve as our Chairman and as Chairman and Chief Executive Officer of Icahn Capital Management LP, a Delaware limited partnership (“New Icahn Management”). Mr. Icahn also serves as the Chief Executive Officer of the General Partners. During the employment term, Mr. Icahn has agreed to devote his substantial time and efforts to overseeing our strategic and business affairs and the asset management operations of New Icahn Management, subject in each case to his ability to continue to engage in certain permitted outside activities relating to his ongoing investment and business endeavors. During his period of employment, and for a period of two years following a termination of employment upon his resignation (other than for “Good Reason,” as such term is defined in the Icahn Employment Agreement), or a termination upon expiration of the employment term (or subsequent termination of employment if he remains employed following the expiration of the term), Mr. Icahn will be subject to non-competition restrictions that will prohibit him from engaging in business activities that generate in excess of 25% of their revenue or income from investment management activities and additional restrictions that will prohibit him from soliciting investors in funds under our management or soliciting or hiring investment professionals or executives of ours or New Icahn Management. In the event Mr. Icahn is terminated during the term by us without “Cause” or he resigns for “Good Reason” (other than in connection with a change in control) the period of non-competition will be one year following such termination. Mr. Icahn will not be subject to any such post-termination restrictions if his employment is terminated as a result of his death or disability or the termination by him for “Good Reason” or by us without “Cause,” in each case in connection with a change in control.

During the employment term, we will pay Mr. Icahn an annual base salary of $900,000 and an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on assets under management by the Management Entities as follows: the amount of this bonus component is determined by applying a percentage payout rate (ranging from 0.30% to 1.10%, depending on the aggregate annual percentage returns realized for the year in question) to the annual realized and unrealized net profits (prior to reduction for management fees or incentive allocations) of managed funds on all fee-paying assets under management, provided that in calculating the annual return on all fee-paying assets and the appropriate percentage payout rate, the annual profits in any year shall be reduced to reflect previously incurred losses that have not already been offset against annual returns.

The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of the Management Entities) (“Covered Net Income”) as compared to a fixed annual base amount of $400 million (pro-rated for 2007) (the “Base Amount”) as follows: no portion of this annual bonus shall be payable unless Covered Net Income for the bonus year under consideration equals or exceeds the Base Amount, in which case the annual bonus shall consist of an increasing percentage of the amount by which Covered Net Income exceeds the Base Amount (ranging generally from 8% to 20%). In determining Covered Net Income, certain adjustments are provided for, including the exclusion of expenses relating to bonus determination under the Icahn Employment Agreement and expenses relating to the acquisition described above. Further, in determining this bonus component, net losses (if any) from the prior calendar years are carried forward and applied to reduce the payout amount through the application of an adjustment factor, determined as follows: Covered Net Income for the bonus year in question will be multiplied by a fraction (no less than zero) where (x) the numerator is equal to current year Covered Net Income minus any carried forward net loss, and (y) the denominator is equal to the current year Covered Net Income.

Fifty percent of all bonus amounts payable by us and New Icahn Management shall be subject to mandatory deferral and treated as though invested in the funds and as though subject to a 2% annual management fee (but no incentive allocation). Such deferred amounts shall be subject to vesting in equal annual installments over a three-year period commencing from the last day of the year giving rise to the bonus. Amounts

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 21 — Subsequent Events  – (continued)

deferred generally are not subject to acceleration and unvested deferred amounts shall be forfeited if Mr. Icahn ceases to be employed under his employment agreement, provided that all deferred amounts shall vest in full and be payable in a lump sum payment thereafter if either the employment of Mr. Icahn is terminated by us without “Cause,” Mr. Icahn terminates his employment for “Good Reason” or upon Mr. Icahn’s death or disability during the employment term. In addition, upon Mr. Icahn’s completion of service through the end of the employment term, Mr. Icahn will also vest in full in any mandatory deferrals. Vested deferred amounts (and all deferred returns, earnings and profits thereon) shall be paid to Mr. Icahn within sixty (60) days following the vesting date. Returns on amounts subject to deferral shall be subject to management fees charged by New Icahn Management, but not any incentive fees.

In the event that Mr. Icahn is terminated by us without “Cause” or he terminates his employment for “Good Reason,” he shall be entitled to a lump sum payment equal to one year of base salary, the average aggregate annual bonus paid to him by us during the three most recently completed years (or the average annualized bonus paid to him for any shorter period during which he has been employed) and a pro rata Annual Bonus for the year of termination. If, within twelve (12) months following the occurrence of a change in control of us, Mr. Icahn is terminated by us without “Cause” or he resigns for “Good Reason” (which is limited to defined events relating to a material adverse change in his position and responsibilities, our material breach of the Icahn Employment Agreement or the relocation of his principal place of work), Mr. Icahn shall be entitled to a payment equal to two times his base salary and two times the Average Bonus and a pro-rata Annual Bonus for the year of termination. If Mr. Icahn is terminated as a result of his death or disability, he (or his estate, if applicable) shall receive a lump sum payment equal to the remaining base salary payable through December 31 of the year of termination, any unpaid bonus relating to prior years and one-half of the pro rata Annual Bonus for the year of termination (based on actual results through the date of termination annualized for the year of termination). If Mr. Icahn resigns without “Good Reason,” he shall be entitled to certain accrued benefits, one-half of any unpaid bonus relating to prior years and one-half of the pro-rata Annual Bonus (as determined in the case of death or disability). All such payments shall be conditioned on Mr. Icahn (or his estate, if applicable) signing a general release in favor of us and our affiliates.

If at any time between the effective date of the Icahn Employment Agreement and the fifth anniversary of such date Mr. Icahn ceases to serve as Chairman and Chief Executive Officer of New Icahn Management and as the individual primarily responsible for the management of the Funds’ investment portfolios for any reason, Mr. Icahn (directly or through his affiliates other than AREP) will be required to maintain investments in one or more of the Funds for a defined commitment period (the later of the fifth (5th) anniversary of the effective date of the Icahn Employment Agreement or the third anniversary of his cessation of management responsibility for the Funds) an aggregate amount equal to not less than $1 billion (along with any amounts earned thereon) (the “Committed Funds”), except that he shall not have any obligation regarding the Committed Funds if his employment has been terminated without “Cause” by the affirmative vote of a majority of the Board including a majority of the independent directors. During such period of time, the Committed Funds will be subject to a management fee of 2% and an incentive allocation of 20%. If at any time during this commitment period the value of the Committed Funds falls below $1 billion, the management fee and incentive allocation assessed against the Committed Funds will be equal to the fees applicable if the value of the Committed Funds were $1 billion.

During the employment term, Mr. Icahn shall also be entitled to participate in our benefit programs and receive the level of perquisites generally made available to our senior executives.

The Contribution Agreement and the transactions contemplated thereby and the Icahn Employment Agreement were approved by the Special Committee of the independent directors of our general partner, and by the full board of directors. The Special Committee was represented by Debevoise & Plimpton LLP as its independent counsel. In addition, Sandler O’Neill & Partners, L.P. was retained by the Special Committee as

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 21 — Subsequent Events  – (continued)

its financial adviser. The Special Committee also retained Johnson & Associates, Inc. and BDO Seidman, LLP to advise on the terms of Mr. Icahn’s employment agreement.

CCI Offshore is the general partner of Icahn Offshore LP, a Delaware limited partnership (“Offshore GP”), which, in turn, is the general partner of each of Icahn Partners Master Fund LP, a Cayman Islands exempted limited partnership (“Offshore Master Fund I”), Icahn Partners Master Fund II L.P., a Cayman Islands exempted limited partnership (“Master Fund II”), and Icahn Partners Master Fund III L.P., a Cayman Islands exempted limited partnership (“Master Fund III” and, collectively with Offshore Master Fund I and Master Fund II, the “Offshore Master Funds”).

CCI Onshore is the general partner of Icahn Onshore LP, a Delaware limited partnership (“Onshore GP” and together with Offshore GP, the “General Partners”), which, in turn, is the general partner of Icahn Partners LP, a Delaware limited partnership (“Onshore Master Fund” and, collectively with the Offshore Master Funds, the “Master Funds”).

CCI Offshore contributed to us 100% of CCI Offshore’s general partnership interests in Offshore GP (the “Offshore Partnership Interests”) and CCI Onshore contributed to us 100% of CCI Onshore’s general partnership interests in Onshore GP (the “Onshore Partnership Interests”). The General Partners’ capital account with respect to the Offshore Partnership Interests and the Onshore Partnership Interests at the time of our acquisition aggregated $10 million.

Immediately prior to the execution and delivery of the Contribution Agreement, Icahn Management and New Icahn Management entered into an agreement pursuant to which Icahn Management contributed substantially all of its assets and liabilities, other than certain rights in respect of deferred management fees, to New Icahn Management in exchange for 100% of the general partnership interests in New Icahn Management. Such contribution included the assignment of the Management Agreements with the Funds. Pursuant to the Contribution Agreement, Icahn Management contributed to us 100% of Icahn Management’s general partnership interests in New Icahn Management (the “New Icahn Management Partnership Interests” and collectively with the Onshore Partnership Interests and the Offshore Partnership Interests, the “Partnership Interests”).

We and the Funds also entered into an agreement (the “Covered Affiliate Agreement”), simultaneously with the closing of the transactions contemplated by the Contribution Agreement, pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the Offshore GP and the Onshore GP deem suitable for the Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date the initial Funds launched, and companies in which we currently have an interest. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in or in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. The terms of the Covered Affiliate Agreement may be amended, modified or waived with the consent of AREP and each of the Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Funds (which includes the three largest investors of certain of the Funds not affiliated with Mr. Icahn and who wish to serve as members) may (with AREP’s consent) amend, modify or waive any provision of the Covered Affiliate Agreement with respect to any particular transaction or series of related transactions.

Potential Acquisitions

On February 9, 2007, we, through a wholly owned subsidiary, entered into an agreement and plan of merger, or the merger agreement, pursuant to which we would acquire Lear Corporation, or Lear, a publicly

AMERICAN REAL ESTATE PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2007

Note 21 — Subsequent Events  – (continued)

traded company that provides automotive interior systems worldwide, for an aggregate consideration of approximately $5.2 billion, including the assumption by the surviving entity of certain outstanding indebtedness of Lear and refinancing of Lear's existing term loan and credit facility. The consummation of the transaction was subject to a shareholder vote.

On July 16, 2007, at Lear’s 2007 Annual Meeting of Stockholders, the merger did not receive the affirmative vote of the holders of a majority of the outstanding shares of Lear’s common stock. As a result, the merger agreement terminated in accordance with its terms. As required by the merger agreement, in connection with the termination, Lear (i) paid to our subsidiary $12.5 million, (ii) issued to the subsidiary 335,570 shares of Lear’s common stock and (iii) increased from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by Lear to us along with affiliates of and funds managed by Carl C. Icahn. In addition, if (1) Lear stockholders enter into a definitive agreement with respect to an Acquisition Proposal, as defined in the merger agreement, within 12 months after the termination of the merger agreement and such transaction is completed and (2) such Acquisition Proposal has received approval, if required by applicable Law (as defined in the merger agreement), by the affirmative vote or consent of the holders of a majority of the outstanding shares of Lear common stock within such 12 month period, Lear will be required to pay to our subsidiary an amount in cash equal to the Superior Fee, as defined in the merger agreement, less $12.5 million.

In connection with the termination of the merger agreement, the commitment letter, dated as of February 9, 2007, or the commitment letter, by and among our subsidiary, Bank of America, N.A. and Banc of America Securities LLC, also terminated pursuant to its terms. The commitment letter provided for certain credit facilities intended to refinance and replace Lear’s existing credit facilities and to fund the transactions contemplated by the merger agreement.

Mr. Icahn previously proposed that we acquire his interest in American Railcar, Inc., or American Railcar, and Philip Services Corporation, or Philip Services. American Railcar is a publicly traded company that is primarily engaged in the business of manufacturing covered hoppers and tank railcars. Philip Services is an industrial services company that provides industrial outsourcing, environmental services and metal services to major industry sectors throughout North America. A committee of independent directors of the board was formed to consider those proposals. Currently, at Mr. Icahn's request, only the proposal regarding the potential acquisition of the metal services business of Philip Services is being considered by the committee. Any acquisition would be subject to, among other things, the negotiation, execution and closing of a definitive agreement and the receipt of a fairness opinion. We continuously identify, evaluate and engage in discussions concerning potential investments and acquisitions, including potential investments in and acquisitions of affiliates of Mr. Icahn. There cannot be any assurance that any potential transactions that we consider will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

1.	Overview
2.	Results of Operations
•	Overview
•	Consolidated Financial Results
•	Real Estate
•	Home Fashion
•	Holding Company
•	Discontinued Operations
3.	Liquidity and Capital Resources
•	Consolidated Financial Results
•	Real Estate
•	Home Fashion
•	Discontinued Operations
4.	Certain Trends and Uncertainties

Overview

We are a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Real Estate and Home Fashion. As noted, during the fourth quarter of fiscal 2006, we divested our Oil and Gas operating unit and our Atlantic City gaming properties. On April 22, 2007, we entered into an agreement to sell our remaining gaming operations. In addition to our Real Estate and Home Fashion operating units, we discuss the Holding Company. The Holding Company includes the unconsolidated results of AREH and AREP, and investment activity and expenses associated with the activities of a holding company.

We own a 99% limited partnership interest in AREH. AREH and its subsidiaries hold our investments and substantially all of our operations are conducted through AREH and its subsidiaries. API, owns a 1% general partnership interest in both us and AREH, representing an aggregate 1.99% general partnership interest in us and AREH. API is owned and controlled by Mr. Carl C. Icahn. As of June 30, 2007, affiliates of Mr. Icahn beneficially owned approximately 90% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units.

Our business strategy includes the following:

Enhance Value of Existing Businesses. We continually evaluate our operating businesses with a view to maximizing their value to us. In each of our businesses, we place senior management with the expertise to run their businesses and give them operating objectives that they must achieve. We may make additional investments in business segments to improve the performance of their operations.

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

Results of Operations

Overview

The key factors affecting our financial results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 were:

•	Reduced revenues from WPI of $71.4 million due to its continuing efforts to reduce revenues from less profitable programs and a weaker retail sales environment, offset in part by reduced WPI operating expenses of $66.7 million;
•	Reduced revenues from our Real Estate operating unit of $22.7 million, primarily due to the current slow-down in residential property development;
•	Increase in net change in realized and unrealized loss on investments of $61.5 million;
•	Sale of our position in SandRidge common stock for total cash consideration of $243.2 million; and
•	Issuance of $600 million of variable rate senior convertible notes in April 2007.

The key factors affecting our financial results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 were:

•	Reduced revenues from WPI of $104.2 million due to its continuing efforts to reduce revenues from less profitable programs and a weaker retail sales environment, offset in part by reduced WPI operating expenses of $98.5 million;
•	Increased interest income of $49.6 million due to increases in Holding Company cash position resulting from the sales of our Oil and Gas and Atlantic City gaming operations in November 2006, proceeds from additional debt offerings as discussed below, and proceeds from the sale of SandRidge common stock as discussed below;
•	Issuance of $500 million of additional 7.125% senior unsecured notes in January 2007;
•	Issuance of $600 million of variable rate senior convertible notes in April 2007;
•	Sale of our position in SandRidge common stock for total cash consideration of $243.2 million; and
•	Settlement of litigation relating to GB Holdings.

Consolidated Financial Results

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues for the second quarter of fiscal 2007 decreased by $94.0 million, or 33.0%, as compared to the second quarter of fiscal 2006. The decrease was due to reduced revenues from WPI of $71.4 million caused by its continuing efforts to reduce revenues from less profitable programs and a weaker retail sales environment coupled with reduced Real Estate operating unit revenues of $22.7 million due to the current residential slow-down of real estate development sales.

Operating loss for the second quarter of fiscal 2007 increased by $18.0 million, or 47.5%, as compared to the second quarter of fiscal 2006. The increase results primarily from the decrease in the operating income of the Real Estate operating unit of $13.3 million, principally in the property development segment.

Interest expense for the second quarter of fiscal 2007 increased by $14.4 million, or 68.6%, as compared to the second quarter of fiscal 2006. The increase includes interest on the $500 million of additional 7.125% senior unsecured notes issued in January 2007 as well as $600 million of variable senior convertible notes issued in April 2007. Interest income for the second quarter of fiscal 2007 increased by $29.3 million, or 243.8%, as compared to the second quarter of fiscal 2006, primarily due to the increase in the Holding Company’s cash position resulting from the issuance of $500 million of additional 7.125% senior unsecured notes in January 2007, issuance of $600 million of variable rate senior convertible notes in April 2007, as well as the proceeds received from the sales of our Oil and Gas and Atlantic City gaming operations in November 2006 and sale of our SandRidge common stock in April 2007. Other income (expense) for the second quarter of fiscal 2007, net decreased by $61.5 million, or 137.3%, as compared to the second quarter of fiscal 2006, resulting primarily from unrealized losses on our investment in ImClone Systems Incorporated as well as decreased gains on securities sold short. Equity in earnings of affiliate for the second quarter of fiscal 2007, which pertains to our investment in ImClone, decreased by 8.0 million, or 100%, compared to the second quarter of fiscal 2006. In fiscal 2006, we accounted for our investment in ImClone under the equity method. As of January 1, 2007 we adopted SFAS 159 and now account for our investment in ImClone at fair value, with subsequent changes in fair value reflected in Other income (expense), net.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues for the first six months of fiscal 2007 decreased by $119.8 million, or 21.8%, as compared to the first six months of fiscal 2006. The decrease was due to reduced revenues from WPI of $104.2 million caused by its continuing efforts to reduce revenues from less profitable programs and weaker retail sales environment coupled with reduced Real Estate operating unit revenues of $15.5 million due to the current residential slow-down of real estate development sales.

Operating loss for the first six months of fiscal 2007 increased by $14.8 million, or 17.7%, as compared to the first six months of fiscal 2006. The increase results primarily from the decrease in the operating income of the Real Estate operating unit of $12.5 million, principally in the property development segment, offset in part by lower Holding Company general and administrative expenses.

Interest expense for the first six months of fiscal 2007 increased by $21.5 million, or 51.8%, as compared to the first six months of fiscal 2006. The increase includes interest on the $500 million of additional 7.125% senior unsecured notes issued in January 2007 as well as $600 million of variable senior convertible notes issued in April 2007. Interest income increased by $49.6 million, or 218.9%, as compared to the first six months of fiscal 2006, primarily due to the increase in the Holding Company’s cash position resulting from the issuance of $500 million of additional 7.125% senior unsecured notes, issuance of $600 million of variable rate senior convertible notes in April 2007, as well as the proceeds received from the sales of our Oil and Gas and Atlantic City gaming operations in November, 2006 and sale of SandRidge common stock in April 2007. Other income (expense), net remained relatively flat with a slight increase of $1.9 million, or 2.9% as compared to the first six months of fiscal 2006. Equity in earnings of affiliate for the first six months fiscal 2007, which pertains to our investment in ImClone, decreased by 8.0 million, or 100%, compared to the first six months of fiscal 2006. In fiscal 2006, we accounted for our investment in ImClone under the equity method. As of January 1, 2007 we adopted SFAS 159 and now account for our investment in ImClone at fair value, with subsequent changes in fair value reflected in Other income (expense), net.

Real Estate

Our real estate activities comprise three segments: rental real estate, property development and resort activities associated with property development. The following table summarizes the key unaudited operating data for the three segments for the periods indicated (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental real estate:
Interest income on financing leases	$1,527	$1,715	$3,105	$3,451
Rental income	1,862	1,750	3,757	3,217
Property development	14,735	37,852	32,881	49,236
Resort activities	7,459	6,952	13,518	12,895
Total revenues	25,583	48,269	53,261	68,799
Operating expenses:
Rental real estate	1,444	822	2,908	1,788
Property development	15,073	25,976	30,685	35,952
Resort activities	8,063	7,179	14,456	13,349
Total expenses	24,580	33,977	48,049	51,089
Operating income	$1,003	$14,292	$5,212	$17,710

Rental Real Estate

We market portions of our commercial real estate portfolio for sale. Unaudited sale activity for the periods indicated was as follows (in $000s, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Properties sold	—	4	1	8
Proceeds received	$—	$7,354	$4,359	$8,327
Total gain recorded	$—	$1,308	$3,862	$1,559
Gain recorded in discontinued operations	$—	$1,308	$3,862	$1,559

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues decreased to $3.4 million, or by 2.2%, in the second quarter of fiscal 2007 from $3.5 million in the second quarter of fiscal 2006. The decrease was primarily attributable to increased financing lease amortization on leases accounted for as direct financing leases, partially offset by rental of previously vacant space.

Operating expenses increased to $1.4 million, or by 75.7%, in the second quarter of fiscal 2007 from $0.8 million in the second quarter of fiscal 2006. The increase was primarily due to increased rental and administrative expenses.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues increased to $6.9 million, or by 2.9%, for the first six months of fiscal 2007 from $6.7 million for the first six months of fiscal 2006. The increase was primarily attributable to rental of previously vacant space, partially offset by increased financing lease amortization on leases accounted for as direct financing leases.

Operating expenses increased to $2.9 million, or by 62.6%, for the first six months of fiscal 2007 from $1.8 million for the first six months of fiscal 2006. This increase was primarily due to increased rental and administrative expenses and increased rental property write-downs.

Property Development

Property development sales activity for the periods indicated was as follows (in 000s, except unit data) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Units sold:
New Seabury, Massachusetts	5	20	11	30
Grand Harbor/Oak Harbor, Florida	6	6	11	8
Falling Waters, Florida	6	9	29	9
Westchester, New York	2	6	4	6
Tampa Bay, Florida	—	—	1	—
	19	41	56	53
Revenues:
New Seabury, Massachusetts	$5,334	$21,352	$8,917	$30,385
Grand Harbor/Oak Harbor, Florida	4,944	4,123	9,293	6,444
Falling Waters, Florida	1,660	2,261	7,127	2,261
Westchester, New York	2,797	10,116	6,040	10,146
Tampa Bay, Florida	—	—	1,504	—
	$14,735	$37,852	$32,881	$49,236

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Due to the current residential real estate slow-down revenue decreased to $14.7 million, or by 61.1%, in the second quarter of fiscal 2007 from $37.9 million in the second quarter of fiscal 2006.

Operating expenses decreased to $15.1 million, or by 42.2%, in the second quarter of fiscal 2007 from $26 million in the second quarter of fiscal 2006. In fiscal 2007, expenses include an asset impairment charge of $1.8 million related to certain condominium land in our Oak Harbor, Florida subdivision.

In the second quarter of fiscal 2007, we sold 19 units at an average price of $775,526 with a profit margin of 10.0%. In the second quarter of fiscal 2006, we sold 41 units at an average price of $923,220 with a profit margin of 31.4%. In 2006, our New Seabury, Massachusetts property sales, which have a higher profit margin compared to our other properties, were especially strong due to closings from its grand opening in the fiscal year ended December 31, 2005, or fiscal 2005.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Due to the current residential real estate slowdown revenue decreased to $32.9 million, or by 33.2%, for the first six months of fiscal 2007 from $49.2 million for the first six months of fiscal 2006.

Operating expenses decreased to $30.7 million, or by 14.7%, for the first six months of fiscal 2007 from $36.0 million for the first six months of fiscal 2006. In fiscal 2007, expenses include an asset impairment charge of $1.8 million related to certain condominium land in our Oak Harbor, Florida subdivision.

For the first six months of fiscal 2007, we sold 56 units at an average price of $587,161 with a profit margin of 12.2%. For the first six months of fiscal 2006, we sold 53 units at an average price of $928,981 with a profit margin of 27.0%. In fiscal 2006, our New Seabury, Massachusetts property sales, which have a higher profit margin compared to our other properties, were especially strong due to closings from its grand opening in fiscal 2005.

Based on current residential sales conditions and the pending completion of our Westchester, New York and Naples, Florida properties, we expect sales to continue in a down-trend for the balance of fiscal 2007 and into the fiscal year ending December 31, 2008, or fiscal 2008.

Resort Activities

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues increased to $7.5 million, or by 7.3%, in the second quarter of fiscal 2007, from $7.0 million in the second quarter of fiscal 2006, primarily attributable to increased club dues.

Operating expenses increased to $8.1 million, or by 12.3%, in the second quarter of fiscal 2007, from $7.2 million in the second quarter of fiscal 2006, primarily due to increased insurance and beach erosion expenses.

In June 2007, we sold a resort property located in Naples, Florida for $2.1 million. Our cost basis was $0.8 million and related income taxes were $0.5 million, resulting in a gain of $0.8 million, which is included in discontinued operations for the three months ended June 30, 2007.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues increased to $13.5 million, or by 4.8%, for the first six months of fiscal 2007 from $12.9 million for the first six months of fiscal 2006 primarily attributable to increased club dues.

Operating expenses increased to $14.5 million, or by 8.3%, for the first six months of fiscal 2007, from $13.3 million for the first six months of fiscal 2006, primarily due to increased insurance and beach erosion expenses.

In June 2007, we sold a resort property located in Naples, Florida for $2.1 million. Our cost basis was $0.8 million and related income taxes were $0.5 million, resulting in a gain of $0.8 million, which is included in discontinued operations for the six months ended June 30, 2007.

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

Ongoing litigation may result in our ownership of WPI being reduced to less than 50% as described in Part I, Item 3 of our Annual Report on Form 10-K for fiscal 2006 filed with the SEC on March 6, 2007 and Part II, Item 1 of this Quarterly Report on Form10-Q.

Overview

For the second quarter of fiscal 2007, gross earnings were affected by efforts to reduce revenue from less profitable business, a weaker home textile retail environment and lower manufacturing plant utilizations at some of our U.S. bedding plants scheduled for closure. Factory underutilization charges at the bedding operations are expected to diminish in the second half of fiscal 2007 in connection with the closure of certain U.S. operations. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

During the second quarter of fiscal 2007, WPI continued to successfully implement its strategic plans to shift manufacturing capacity from the United States to lower-cost countries. WPI’s newly acquired bedding operation in Bahrain is now producing product as planned, with significantly lower production costs than its U.S. operations. Additionally, the expansion of WPI’s joint venture bath manufacturing operation in Pakistan is proceeding to build its output volume of finished goods. WPI anticipates improvements in gross earnings through cost of sales reductions in the second half of fiscal 2007 and into fiscal 2008.

Results of Operations

Summarized statements of operations for WPI for the periods indicated are as follows (in $000s) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales	$165,789	$237,148	$376,393	$480,638
Costs of sales	164,114	224,222	370,024	452,582
Gross earnings	1,675	12,926	6,369	28,056
Selling, general and administrative expenses	34,296	40,698	73,693	84,015
Restructuring and impairment charges	20,382	20,567	24,693	30,338
Operating loss	$(53,003)	$(48,339)	$(92,017)	$(86,297)

Three months ended June 30, 2007 compared to three months ended June 30, 2006

The second quarter of fiscal 2007 remained challenging for WPI. Net sales for the second quarter of fiscal 2007 were $165.8 million, a decline of 30.1% compared to $237.1 million in the second quarter of fiscal 2006. The decline, which affected all lines of business, was primarily attributable to our continuing efforts to reduce revenues from less profitable programs and a continued weaker retail sales environment. Bed products net sales for the second quarter of 2007 were $89.5 million, a decrease of $45.3 million from the second quarter of fiscal 2006. Bath products net sales were $62.9 million, a decrease of $21.5 million from the second quarter of fiscal 2006 and other net sales, consisting primarily of sales from WPI’s retail outlet stores, were $13.4 million, a decrease of $4.5 million from the second quarter of fiscal 2006.

Total depreciation expense for the second quarter of fiscal 2007 was $4.6 million, of which $3.5 million was included in cost of sales and $1.1 million was included in selling, general and administrative. Total depreciation expense for the second quarter of 2006 was $9.5 million, of which $7.7 million was included in cost of sales and $1.8 million was included in selling, general and administrative. Depreciation expenses were reduced primarily as the result of plant closures subsequent to the first quarter of fiscal 2006.

Gross earnings for the second quarter of fiscal 2007 were $1.7 million, or 1% of net sales, compared with $12.9 million, or 5.5% of net sales during the second quarter of 2006. Gross earnings during the second quarter of fiscal 2007 were negatively impacted by lower sales across all product lines as the result of a continued weaker retail environment for home textile products, competitive pricing and higher production costs which include underutilization of plants scheduled to be closed in the fiscal 2007.

Selling, general and administrative expenses for the second quarter of fiscal 2007 were $34.3 million as compared to $40.7 million for the second quarter of fiscal 2006, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses since it was acquired by AREP in August 2005. WPI reduced its selling, general and administrative staff by 100 people during the second quarter of fiscal 2007 and lowered annual selling, general and administrative costs by an additional $9.1 million on an annualized basis.

Total expenses for the second quarter of fiscal 2007 include $15.4 million related to non-cash fixed asset impairment charges related to certain plants in the United States, which are planned to be closed in fiscal 2007, and $5.0 million of restructuring charges (of which $2.5 million related to severance costs and $2.5 million related to continuing costs of closed plants). Total expenses for the second quarter of 2006 included $18.8 million of non-cash fixed asset impairment charges related to plant closures in the second quarter of 2006 and $1.7 million of restructuring charges (of which $0.1 million related to severance costs and $1.6 million related to continuing costs of closed plants).

We continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout fiscal 2007. If our restructuring efforts are unsuccessful, we may be required to record additional impairment charges related to the carrying value of long-lived assets.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

The six months ended June 30, 2007 represented a challenging combination of efforts to reduce revenue from less profitable business, a weaker home textile retail environment, repositioning WPI’s manufacturing operations and realigning selling, general and administrative expenditures. Net sales were $376.4 million, a decrease of 21.7% compared to $480.6 million for the first six months in fiscal 2006. The decrease, which affected all lines of business, was primarily attributable to our continuing efforts to reduce revenues from less profitable programs coupled with a continued weaker retail sales environment. Bed products net sales for the first six months of fiscal 2007 were $214.0 million, a decrease of $56.8 million from $270.8 million. Bath products net sales were $134.2 million, a decrease of $40.7 million compared to $174.9 million, and other net sales were $28.2 million (consisting primarily of sales from WPI’s retail outlet stores), a decrease of $6.7 million compared to $34.9 million for the first six months of fiscal 2006.

Total depreciation expense for the six months ended June 30, 2007 was $9.4 million, of which $7.2 million was included in cost of sales and $2.2 million was included in selling, general and administrative. Total depreciation expense for the six months ended June 30, 2006 was $19.9 million, of which $16.3 million was included in cost of sales and $3.6 million was included in selling, general and administrative. The reduction in depreciation expenses were primarily due to plant closures made subsequent to the first quarter of fiscal 2006.

Gross earnings for the six months ended June 30, 2007 were $6.4 million, or 1.7% of net sales, compared with $28.1 million, or 5.8% of net sales, during the six months ended June 30, 2006. Gross earnings were affected by competitive pricing and a continued weaker retail environment, especially in the April to June period, and lower manufacturing plant utilizations at some of our United States plants. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $73.7 million as compared to $84.0 million for the six months ended June 30, 2006, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses since it was acquired by AREP in August 2005. WPI is continuing to lower its selling, general and administrative expense by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized, including headcount reductions taken during the second quarter of fiscal 2007.

Total expenses for the six months ended June 30, 2007 include $15.4 million of non-cash fixed asset impairment charges related to certain plants in the United States, which are anticipated to be closed in fiscal 2007, and $9.3 million of restructuring charges (of which $3.8 million related to severance costs and $5.5 million related to continuing costs of closed plants). Total expenses for the six months ended June 30, 2006 included $26.5 million of non-cash fixed asset impairment charges related to plant closures in the second quarter of fiscal 2006 and $3.8 million of restructuring charges (of which $1.3 million related to severance costs and $2.5 million related to continuing costs of closed plants).

We continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout fiscal 2007. If our restructuring efforts are unsuccessful, we may be required to record additional impairment charges related to the carrying value of long-lived assets.

Holding Company

Activities

The Holding Company engages in various activities including investing its available liquidity, investing to earn returns from increases or decreases in the market price of securities, investing in our subsidiaries’ growth, raising capital, and acquiring and divesting businesses.

Holding Company Costs

Holding Company general and administrative expenses are principally related to payroll, legal and other professional fees and general expenses of the Holding Company.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Holding Company costs of $3.9 million remained flat in the second quarter of 2007, as compared to the second quarter of 2006.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Holding Company costs decreased $3.4 million, or 23.0%, to $11.5 million for the first six months of 2007, as compared to $15.0 million for the first six months of 2006 due largely to the impact of a compensation charge related to the cancellation of unit options of $6.2 million in fiscal 2006, offset in part by higher legal and professional fees in fiscal 2007 relating to increased merger and acquisition activities and financing transactions.

Interest Income and Expense

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Interest expense increased 68.6%, to $35.5 million, during the second quarter of fiscal 2007 as compared to $21.1 million in the second quarter of fiscal 2006. This increase is a result of interest incurred on the $500.0 million additional 7.125% senior notes issued in January 2007 and the $600.0 million of variable rate convertible notes issued in April 2007.

Interest income increased 243.3%, to $41.2 million, during the second quarter of fiscal 2007 as compared to $12.0 million in the second quarter of fiscal 2006. This was primarily due to the substantial increase in the Holding Company’s cash position from the sales of our Oil and Gas operations and Atlantic City gaming operations in the fourth quarter of fiscal 2006 and the proceeds from the issuance of additional 7.125% senior notes in January 2007 and variable rate convertible notes in April 2007.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Interest expense increased 51.8%, to $63.0 million, during the first six months of fiscal 2007 as compared to $41.5 million in the first six months of fiscal 2006. This increase is a result of interest incurred on the $500.0 million additional 7.125% senior notes issued in January 2007 and the $600.0 million of variable rate convertible notes issued in April 2007.

Interest income increased 218.5% to $72.3 million during the first six months of fiscal 2007 as compared to $22.7 million in the first six months of fiscal 2006. This increase was primarily due to the increase in the Holding Company’s cash position from the sale of our Oil and Gas operations and Atlantic City gaming operations in the fourth quarter of fiscal 2006 and the proceeds from the issuance of additional 7.125% senior notes in January 2007 and variable rate convertible notes in April 2007.

Other Income (Expense), Net

Other Income (Expense), net, is comprised of the following for the periods indicated (in 000s) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net realized gains on sales of marketable securities	$31,119	$22,855	$36,296	$56,286
Unrealized (losses) gains on marketable securities	(47,883)	4,272	24,243	19,750
Net realized losses on securities sold short	(289)	(27,044)	(1,799)	(32,175)
Unrealized gains (losses) on securities sold short	(263)	44,276	3,354	18,800
Gain (losses) on sale of assets	(606)	(27)	3,006	(27)
Other	1,217	508	2,977	3,517
	$(16,705)	$44,840	$68,077	$66,151

We recorded approximately $24.7 million of unrealized losses and $39.2 million of unrealized gains for the three and six months ended June 30, 2007, respectively, resulting from the change in the market price of ImClone’s stock.

Minority Interests

Minority interests totaled $20.6 million and $25.7 million for the three months ended June 30, 2007 and 2006, respectively, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Minority interests totaled $32.2 million and $40.8 million for the six months ended June 30, 2007 and 2006, respectively, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Discontinued Operations

The Sands and Related Assets

On November 17, 2006, our indirect majority-owned subsidiary, ACE, a New Jersey limited liability company and a wholly owned subsidiary of Atlantic Coast, which formerly owned The Sands Hotel and Casino in Atlantic City, AREH, and certain other entities owned by or affiliated with AREH, completed the sale to Pinnacle, of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of AREH that owned parcels of real estate adjacent to The Sands, including 7.7 acres of land known as the Traymore site. We owned, through subsidiaries, approximately 67.6% of Atlantic Coast, which owns 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of AREH for subsidiaries that owned the Traymore site and the adjacent properties. Under the terms of the purchase agreement, $51.8 million of the purchase price paid to Atlantic Coast was deposited into escrow to fund indemnification obligations with regard to the claims of creditors and stockholders of GB Holdings. On February 22, 2007, we resolved all outstanding litigation involving our interest in the Atlantic City gaming operations, resulting in a release of all claims against us. After the settlement, our ownership of Atlantic Coast increased from 67.6% to 96.9% and $50.0 million of the amount placed into escrow was released to us.

Oil and Gas Operations

On November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas to SandRidge for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued at $18 per share on the date of closing, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas.

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

American Casino & Entertainment Properties LLC

On April 22, 2007, AEP, a wholly owned indirect subsidiary of AREP, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of the issued and outstanding membership interests of ACEP, which comprises our gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the agreement. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premium due under the terms of ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. With this transaction, we anticipate realizing a gain of approximately $0.57 billion on our investments in ACEP, after income taxes. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction by the end of fiscal 2007; however, there can be no assurance that we will be able to consummate the transaction.

Real Estate

Operating properties of our real estate segment are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the statement of operations and cash flows for the three and six months ended June 30, 2007 and 2006 have been reclassified to conform to the current classification of properties. During the six months ended June 30, 2007, five properties were reclassified to held for sale.

Results of Discontinued Operations

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144.

Summarized financial information for discontinued operations for the periods indicated is set forth below (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Oil and Gas	$—	$86,606	$—	$194,898
Gaming	114,138	134,780	227,026	261,498
Real Estate	1,361	1,849	2,807	3,749
Total revenues	$115,499	$223,235	$229,833	$460,145
Operating income from discontinued operations:
Oil and Gas	$—	$46,528	$—	$111,516
Gaming	31,319	15,123	54,546	34,478
Real Estate	1,161	1,280	2,315	2,581
Total operating income	32,480	62,931	56,861	148,575
Interest expense	(5,727)	(10,838)	(11,436)	(21,237)
Interest and other income	273	3,179	19,334	5,067
Income tax (expense)	(6,037)	(9,143)	(15,232)	(17,852)
Income from discontinued operations	20,989	46,129	49,527	114,553
Minority interests	41	125	(1,753)	179
Gain on sales of discontinued operations, net of income taxes	841	1,308	14,026	1,559
	$21,871	$47,562	$61,800	$116,291

Effective Income Tax Rate

We recorded income tax provisions of $1.89 million and $(0.04) million on pre-tax loss of $21.0 million and $28.3 million for the six months ended June 30, 2007 and 2006, respectively. Our effective income tax rate was (9.0)% and 0.14% for the respective periods. We recorded income tax provisions of $1.2 million and $0.01 million on pre-tax loss of $66.8 million and pre-tax income of $5.9 million for the three months ended June 30, 2007 and 2006, respectively. Our effective tax rate was (1.7)% and 0.2% for the respective periods. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

Seasonality

Sales activity for our real estate developments in Cape Cod and New York typically peak in late winter and early spring while in Florida our peak selling season is during the winter months. The Home Fashion segment experiences its peak sales season in the fall.

Liquidity and Capital Resources

Consolidated Financial Results

As of June 30, 2007, the Holding Company had a cash and cash equivalents balance of $2.9 billion, short-term investments of $309.5 million (of which $177.0 million was invested in short-term fixed-income securities) and total debt of $1.9 billion.

In addition, we also have the ability to draw down on our credit facility. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150.0 million. As of June 30, 2007, there were no borrowings under the facility. See “Borrowings” below for additional information concerning credit facilities for our subsidiaries.

We are a holding company. In addition to cash and cash equivalents, U.S. government and agency obligations, marketable equity and debt securities and other short-term investments, our assets consist primarily of investments in our subsidiaries. The sale of our Oil and Gas operating unit and Atlantic City gaming properties in November 2006 resulted in significant increases in our liquid assets. However, we may make investments in our operating businesses or make investments in new businesses, which may reduce our liquid assets.

As a holding company, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units will predominantly depend on the cash flow resulting from divestitures, equity and debt financings, interest income, and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include payment of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which our subsidiaries may be subject or enter into in the future.

Cash Resources

During fiscal 2007 we consummated the following transactions that provided an aggregate of $1.3 billion:

•	On January 16, 2007, we issued $500.0 million aggregate principal amount of additional 7.125% senior notes due 2013. The additional 7.125% senior notes were issued pursuant to an indenture dated February 7, 2005, between us, as issuer, and AREF, as co-issuer, AREH, as guarantor, and Wilmington Trust Company, as trustee. The additional 7.125% senior notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013.
•	In April 2007, we issued $600.0 million aggregate principal amount of variable senior convertible notes due 2013. The notes bear interest of LIBOR minus 125 basis points, but no less than 4% nor higher than 5.5%, and are convertible into depositary units of AREP at a conversion price of $132.595 per share, subject to adjustments in certain circumstances.
•	On April 4, 2007, our subsidiaries signed agreements to sell their entire position in the common stock of SandRidge (formerly Riata Energy, Inc.) to a consortium of investors in a series of private transactions. The per share selling price was $18, and total cash consideration received at closing was approximately $243.2 million.

On April 22, 2007, AEP, a wholly owned indirect subsidiary of AREP, entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprises the remainder of AREP’s gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the agreement. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay, from funds provided by AEP, the principal, interest, prepayment penalty or premium due under the terms of ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. With this transaction, AREP anticipates realizing a gain of approximately $0.57 billion on its investments in ACEP, after income taxes. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction by the end of fiscal year 2007; however, there can be no assurance that we will be able to consummate the transaction.

Cash Flows

Net cash used in continuing operating activities was $47.1 million for the first six months of fiscal 2007 as compared to net cash used in continuing operating activities of $47.4 million in the first six months of fiscal 2006. The net cash used in continuing operating activities for the six months ended June 30, 2007 and 2006 primarily relates to (a) operating losses incurred by WPI which are offset in part by noncash credits to income of $32.2 million and $40.8 million in the fiscal 2007 and fiscal 2006 periods, respectively, attributable to the minority interests’ share in WPI’s losses; (b) unrealized gains on investments included in income in the fiscal 2007 and fiscal 2006 periods of $27.8 million and $38.9 million, respectively; and (c) changes in various working capital categories. Our cash and cash equivalents increased by $1.31 billion at June 30, 2007, from December 31, 2006, primarily due to the net proceeds from long-term debt of $492.1 million issued in January 2007 and $600.0 million issued in April 2007.

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

Borrowings

Long-term debt consists of the following (in $000s):

	June 30, 2007	December 31, 2006
	(Unaudited)
Senior unsecured variable rate convertible notes due 2013 – AREP	$600,000	$—
Senior unsecured 7.125% notes due 2013 – AREP	972,731	480,000
Senior unsecured 8.125% notes due 2012 – AREP	351,408	351,246
Senior secured 7.85% notes due 2012 – ACEP	215,000	215,000
Borrowings under credit facility – ACEP	40,000	40,000
Mortgages payable	106,718	109,289
Other	12,003	13,425
Total long-term debt	2,297,860	1,208,960
Less current portion, including debt related to assets held for sale	(280,183)	(281,299)
	$2,017,677	$927,661

Senior Unsecured Variable Rate Convertible Notes Due 2013

In April 2007, we issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013, or the variable rate notes. The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, AREF, as co-issuer, and Wilmington Trust Company, as trustee. AREF, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The variable rate notes bear interest at a rate of three month LIBOR minus 125 basis points, but no less than 4.0% nor higher than 5.5%, and are convertible into depositary units of AREP at a conversion price of $132.595 per share, subject to adjustments in certain circumstances. As of June 30, 2007, the interest rate was 4.1%. In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits, and/or stock dividends), the indenture requires that we simultaneously make such distribution to holders of the variable rate convertible notes in accordance with a formula set forth in the indenture.

The variable rate convertible notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. In connection with the sale of the variable rate convertible notes, we and the initial buyers have entered into a registration rights agreement, pursuant to which we have agreed to file a shelf registration statement on Form S-3 with respect to resales of depositary units issuable upon conversion of the variable rate convertible notes. A preliminary registration statement on Form S-3 with respect thereto was filed on June 21, 2007.

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, we issued $480.0 million aggregate principal amount of 7.125% senior unsecured notes due 2013, or the 7.125% notes, priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, AREF as co-issuer, AREH, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the 2005 Indenture). Other than AREH, no other subsidiaries guarantee payment on the notes.

On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7.125% notes, or the additional 7.125% notes (the 7.125% notes and the additional 7.125% notes being referred to herein as the notes), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013. At the time we issued the additional 7.125% notes, we entered into a new registration rights agreement in which we agreed to permit noteholders to exchange the private notes for new notes which will be registered under the Securities Act. A preliminary registration statement on Form S-4 with respect thereto was filed on June 21, 2007.

As described below, the indenture governing the 7.125% notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, AREP and AREF co-issued senior unsecured 8.125% notes due 2012, or the 8.125% notes, in the aggregate principal amount of $353.0 million. The 8.125% notes were issued pursuant to an indenture, dated as of May 12, 2004, among AREP, AREF, AREH, as guarantor, and Wilmington Trust Company, as trustee. The 8.125% notes were priced at 99.266% of principal amount and have a fixed annual interest rate of 8.125%, which will be paid every six months on June 1 and December 1, commencing December 1, 2004. The 8.125% notes will mature on June 1, 2012. Other than AREH, no other subsidiaries guarantee payment on the notes.

As described below, the indenture governing the 8.125% notes restrict the ability of AREP and AREH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured Notes Restrictions and Covenants — AREP

The indentures governing our senior unsecured notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of AREP and its subsidiaries on a consolidated basis to the tangible net worth of AREP and its subsidiaries on a consolidated basis would be less than 1.75 to 1.0. As of June 30, 2007, such ratio was less than 1.75 to 1.0.

The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

The indentures governing our senior unsecured notes require that on each quarterly determination date we and the guarantor maintain a minimum ratio of cash flow to fixed charges, each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the first fiscal quarter ended June 30, 2007, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.

The indentures also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of June 30, 2007, such ratio was in excess of 1.5 to 1.0. Based on this ratio, as of June 30, 2007, we and AREH could have incurred up to approximately $1.2 billion of additional indebtedness.

AREP Senior Secured Revolving Credit Facility

On August 21, 2006, we and AREF, as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sublimit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of June 30, 2007, there were no borrowings under the facility.

Obligations under the credit agreement are guaranteed and secured by liens on substantially all of the assets of certain of our indirect wholly owned holding company subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by holding company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.

Senior Secured 7.85% Notes Due 2012 — ACEP

The indenture governing ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” The indenture also prohibits the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would be at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of June 30, 2007, such ratio was in excess of 2.0 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The indenture governing the ACEP notes allow ACEP and its restricted subsidiaries, to incur indebtedness, among other things, of up to $50.0 million under credit facilities, non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, permitted affiliate subordinated indebtedness (as defined), the issuance of additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and additional indebtedness of up to $10.0 million.

ACEP Senior Secured Revolving Credit Facility

Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. As of June 30, 2007, the interest rate on the outstanding borrowings under the credit facility was 6.82% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the amended and restated credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on May 10, 2010. As of June 30, 2007, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of June 30, 2007, such ratio was less than 1.0 to 1.0. As of June 30, 2007, ACEP was in compliance with each of the covenants.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.

As described in Note 3, on April 22, 2007, AEP entered into an agreement to sell all of the issued and outstanding membership interests of ACEP. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premiums due on ACEP’s 7.85% senior secured rates due 2012 and ACEP’s senior secured credit facility. Accordingly, these obligations are now classified as current liabilities in the consolidated balance sheets.

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

As of June 30, 2007, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $26.8 million, the majority of which relate to trade obligations.

Quarterly Distributions

On August 3, 2007, the Board of Directors approved a payment of a quarterly cash distribution of $0.15 per unit on our depositary units payable in the third quarter of fiscal 2007. The distribution will be paid on

September 7, 2007 to depositary unitholders of record at the close of business on August 27, 2007. Under the terms of the indenture dated April 5, 2007 governing our senior convertible notes due 2013, we will also be making a $0.05 distribution to holders of these notes in accordance with the formula set forth in the indenture.

On May 4, 2007, the Board of Directors approved a $0.05 increase in our quarterly distribution policy and payment of a quarterly cash distribution of $0.15 per unit on our depositary units in the second quarter of fiscal 2007. The distribution was paid on June 1, 2007 to depositary unitholders of record at the close of business on May 22, 2007. Under the terms of the indenture dated April 5, 2007 governing our senior convertible notes due 2013, we paid a $0.05 distribution to holders of these notes in accordance with the formula set forth in the indenture.

The payment of future distributions will be determined by the Board of Directors quarterly. There can be no assurance as to whether or in what amounts any future distributions might be paid.

Contractual Commitments

As of June 30, 2007 other than the issuance of an additional $500.0 million aggregate principal amount of the additional 7.125% senior notes due 2013 and $600.0 million of variable rate senior convertible notes due 2013, there were no other material changes in our contractual obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to those reported in our Annual Report on Form 10-K for fiscal 2006, filed with the Securities and Exchange Commission on March 6, 2006.

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

Real estate development activities require a significant amount of funds. In fiscal 2007, our development operations are expected to require cash expenditures of approximately $40 million. We expect that such amounts will be funded from unit sales and, to the extent such proceeds are insufficient, by AREP from available cash.

During the six months ended June 30, 2007, we sold one rental real estate property for $4.4 million, which was unencumbered by mortgage debt. In addition, we sold a resort property for $2.1 million.

During the six months ended June 30, 2006, we sold eight rental real estate properties for $8.3 million, which were unencumbered by mortgage debt.

Home Fashion

For the first half of fiscal 2007, our Home Fashion segment had a negative cash flow from operations of $56.1 million. The negative cash flow from operations was principally due to net operating losses and ongoing restructuring efforts offset in part by a reduction in working capital. As discussed above, WPI continues its restructuring efforts and, accordingly, expects that restructuring charges and operating losses will continue to be incurred through the end of fiscal 2007.

At June 30, 2007, WPI had $115.4 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home senior secured revolving credit agreement, but there were outstanding letters of credit of $26.8 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $117.8 million at June 30, 2007.

The senior secured revolving credit agreement contains various covenants including, among others, restrictions on indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these, if excess availability, as defined, after giving effect to any such debt issuance, investment, redemption, distribution or other transition or payment restricted by covenant meets a minimum threshold. At June 30, 2007, the excess availability was greater than the minimum threshold.

Capital expenditures by WPI were $21.6 million for the six months ended June 30, 2007 (including $9.8 million for further upgrades to the WPI’s manufacturing plant in Bahrain and $7.2 million of non-recurring expenditures related to termination of long-term equipment leases for closed facilities), compared to $3.0 million for the comparable period last year. Capital expenditures for the remainder of 2007 are expected to total approximately $6.5 million, which is primarily dependant upon the requirements of WPI’s facility in Bahrain. During the six months ended June 30, 2007, WPI received $13.5 million of net proceeds from sale of assets as compared to $11.7 million in the comparable period last year.

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

Discontinued Operations

Gaming

ACEP’s primary source of cash is from the operation of its properties. At June 30, 2007, ACEP had cash and cash equivalents of $84.0 million. For the six months ended June 30, 2007, net cash provided by operating activities (including the operations of the Aquarius) totaled approximately $43.2 million compared to approximately $36.6 million for the six months ended June 30, 2006. The change in cash provided by operating activities was attributable to the increase in net income from $16.0 million for the six months ended June 30, 2006 to $23.3 millions for the six months ended June 30, 2007, reflecting factors discussed above. In addition to cash from operations, cash is available to ACEP, if necessary, under ACEP’s senior secured revolving credit facility entered into by ACEP, as borrower, and certain of its subsidiaries, as guarantors. The revolving credit facility allows for borrowings of up to $60.0 million, including the issuance of letters of credit of up to $10.0 million. Loans made under the revolving credit facility will mature and commitments under them will terminate in May 2010.

ACEP’s primary use of cash during the six months ended June 30, 2007 was for operating expenses, to pay interest on its 7.85% senior secured notes due 2012 and interest under its senior secured revolving credit facility. ACEP’s capital spending was approximately $15.2 million and $16.6 million for the six months ended June 30, 2007 and 2006, respectively. For fiscal 2007, capital spending to date includes $2.7 million for improvements to the Aquarius. ACEP has estimated its fiscal 2007 capital spending for its existing facilities at approximately $31.1 million, which it anticipates to include approximately $14.9 million to purchase new and convert existing slot machines and approximately $7.0 million for remaining Aquarius hotel renovations. The remainder of ACEP’s capital spending estimate for fiscal 2007 will be for upgrades or maintenance to our existing assets.

ACEP believes operating cash flows will be adequate to meet its anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. However, additional financing, if needed, may not be available to ACEP, or if available, the financing may not be on terms favorable to it. ACEP’s estimates of its reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

The indenture governing ACEP’s 7.85% senior secured notes due 2012 contains certain covenants that restrict payment of cash dividends, the purchase of equity interests, and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The indenture also prohibits the incurrence of debt and issuance of disqualified or preferred stock unless certain ratios as described in the indenture are maintained. The revolving credit facility contains similar restrictive covenants.

On April 22, 2007, AEP, our wholly owned subsidiary, entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprises our remaining gaming operations

Forward-Looking Statements

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

Certain Trends and Uncertainties

Our future results could differ materially from our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Risk Factors in Part I, Item 1A in our Annual Report on Form 10-K for fiscal 2006 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and equity prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2006 that we filed with the SEC on March 6, 2007 for disclosures relating to interest rates and our equity prices. As of June 30, 2007 there have been no material changes in the market risks in these two categories.

Item 4. Controls and Procedures

As of June 30, 2007, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the ’34 act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WPI Litigation

Federal Proceedings

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

On May 9, 2007, the District Court issued an order conditioning the continuation of the Bankruptcy Court's stay on the posting of a bond. No bond was posted. On May 22, 2007, WPI, its subsidiary WestPoint Home, Inc., and we filed a Petition for a Writ of Mandamus in the U.S. Court of Appeals for the Second Circuit requesting, among other relief, the reinstatement of the Sale Order. The Second Circuit held oral argument on June 26, 2007 and denied the Petition on June 28, 2007, instructing the District Court to set a new deadline for posting a bond. On July 3, 2007, the District Court issued an order setting July 11, 2007 as the deadline for posting a bond. No bond was posted and The District Court has not ruled on the parties’ cross-appeals of the Remand Order.

Delaware Proceedings

On December 18, 2006, the Contrarian Group filed an action in the Court of Chancery of the State of Delaware, New Castle County, Contrarian Funds, LLC, et al v. WestPoint International Inc., et al., seeking, among other things, a temporary order restraining WPI from proceeding with a stockholders' meeting scheduled for December 20, 2006, which was to consider corporate actions relating to a proposed offering of $200 million of preferred stock of WPI and related relief. The application was denied by order dated December 19, 2006. The stockholders' meeting took place on December 20, 2006, the preferred stock offering was approved, and other corporate actions were taken. We purchased all of the $200.0 million of preferred stock.

On January 19, 2007, Beal Bank and the Contrarian Group filed an Amended Complaint, captioned Beal Bank, S.S.B., et al. v. WestPoint International, Inc., et al. Plaintiffs seek, among other relief, an order declaring that WPI is obliged to register the common stock (other than the 5,250,000 shares purchased by us) in Beal Bank's name, an order declaring certain corporate governance changes implemented in 2005 invalid, an order declaring invalid the actions taken at the December 20, 2006 stockholders' meeting and an order to “unwind” the issuance of the preferred stock, or, alternatively, directing that such preferred stock be held in trust. On

July 18, 2007, Plaintiffs filed a motion for leave to file a Second Amended Complaint asserting additional causes of action. The parties are in the initial stages of discovery. The Delaware action remains pending and we intend to vigorously defend against such claims.

We currently own approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of the District Court’s November, 2005 order in the Bankruptcy case, the proceedings on remand, and the proceedings in the Delaware action, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected. If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of June 30, 2007 and WPI’s results of operations for the period from the date of acquisition through June 30, 2007. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of June 30, 2007, March 31, 2007, December 31, 2006 and December 31, 2005 and for the periods then ended.

We intend to vigorously defend against all claims asserted in these actions and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

Lear Corporation

On February 9, 2007, we, through a wholly owned subsidiary, entered into an agreement and plan of merger, or the merger agreement, pursuant to which we would acquire Lear Corporation, or Lear, a publicly traded company that provides automotive interior systems worldwide, for an aggregate consideration of approximately $5.2 billion, including the assumption by the surviving entity of certain outstanding indebtedness of Lear and refinancing of Lear's existing term loan and credit facility. The consummation of the transaction was subject to a shareholder vote.

On July 16, 2007, at Lear’s 2007 Annual Meeting of Stockholders the merger did not receive the affirmative vote of the holders of a majority of the outstanding shares of Lear’s common stock. As a result, the merger agreement terminated in accordance with its terms. As required by the merger agreement, in connection with the termination, Lear (i) paid to our subsidiary $12.5 million, (ii) issued to the subsidiary 335,570 shares of Lear’s common stock and (iii) increased from 24% to 27% the share ownership limitation under the limited waiver of Section 203 of the Delaware General Corporation Law granted by Lear to us and affiliates of and funds managed by Carl C. Icahn. In addition, if (1) Lear stockholders enter into a definitive agreement with respect to an Acquisition Proposal, as defined in the merger agreement, within 12 months after the termination of the merger agreement and such transaction is completed and (2) such Acquisition Proposal has received approval, if required by applicable Law, by the affirmative vote or consent of the holders of a majority of the outstanding shares of Lear common stock within such 12 month period, Lear will be required to pay to our subsidiary an amount in cash equal to the Superior Fee, as defined in the merger agreement, less $12.5 million.

In connection with the termination of the Merger Agreement, the commitment letter, dated as of February 9, 2007, or the Commitment Letter, by and among our subsidiary, Bank of America, N.A. and Banc of America Securities LLC, also terminated pursuant to its terms. The Commitment Letter provided for certain credit facilities intended to refinance and replace Lear’s existing credit facilities and to fund the transactions contemplated by the merger agreement.

We were named as a defendant in various actions filed in connection with the merger agreement. Since the merger did not receive approval from Lear’s shareholders and the merger agreement has terminated, the consolidated action filed in Michigan and the complaint filed in the United States District Court for the Eastern District of Michigan, have each been dismissed. Our motion to dismiss the consolidated action filed in the Court of Chancery of the State of Delaware is pending. We intend to vigorously defend the Delaware action but we cannot predict the outcome of the motion.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal 2006, filed with the SEC on March 6, 2007, have not materially changed, except as disclosed below.

Our general partner and its control person could exercise their influence over us to your detriment.

Mr. Icahn, through affiliates, currently owns 100% of API, our general partner, and approximately 86.5% of our outstanding preferred units and approximately 90% of our depositary units, and, as a result, has the ability to influence many aspects of our operations and affairs, including the timing and amount of any distribution to unitholders. API also is the general partner of AREH.

The interests of Mr. Icahn, including his interests in entities in which he and we have invested or may invest in the future, may differ from your interests as a unitholder and, as such, he may take actions that may not be in your interest. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Mr. Icahn’s interests might conflict with your interests.

In addition, if Mr. Icahn were to sell, or otherwise transfer, some or all of his interests in us to an unrelated party or group, a change of control could be deemed to have occurred under the terms of the indentures governing certain of our notes which would require us to offer to repurchase all such outstanding notes at 101% of their principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of repurchase. In the case of the variable rate senior convertible notes due 2013, or the variable rate senior convertible notes, we also would be obligated to make a “make whole” payment in the form of additional depositary units to any holder of convertible notes who converts such notes following a change of control. However, it is possible that we will not have sufficient funds at the time of such change of control to make the required repurchase of such notes.

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

Mr. Icahn previously proposed that we acquire his interest in American Railcar, Inc., or American Railcar, and Philip Services Corporation, or Philip Services. American Railcar is a publicly traded company that is primarily engaged in the business of manufacturing covered hoppers and tank railcars. Philip Services is an industrial services company that provides industrial outsourcing, environmental services and metal services to major industry sectors throughout North America. A committee of independent directors of the board was formed to consider those proposals. Currently, at Mr. Icahn’s request, only the proposal regarding the potential acquisition of the metal services business of Philip Services is being considered by the committee. Any acquisition would be subject to, among other things, the negotiation, execution and closing of a definitive agreement and the receipt of a fairness opinion.

We continuously identify, evaluate and engage in discussions concerning potential investments and acquisitions, including potential investments in and acquisitions of affiliates of Mr. Icahn. There cannot be any assurance that any potential transactions that we consider will be completed.

We or our subsidiaries may be able to incur substantially more debt.

We or our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our 8.125% senior notes due 2012, our 7.125% senior notes due 2013 and our variable rate senior convertible notes do not prohibit us or our subsidiaries from doing so. We and AREH may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern these notes. As of June 30, 2007, based on these tests, we and AREH could have incurred up to approximately $1.2 billion of additional indebtedness. However, our subsidiaries, other than AREH, are not subject to any of the covenants contained in the indentures with respect to our senior notes, including the covenant restricting debt incurrence. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we, and they, now face could intensify.

We have only recently made cash distributions to our unitholders and to holders of our variable rate convertible notes, and future distributions, if any, can be affected by numerous factors.

While we made cash distributions with respect to each of the four quarters of 2006 in the amount of $0.10 per depositary unit and the first quarter of 2007 in the amount of $0.15 per depositary unit and a $0.05 distribution to holders of our variable rate convertible notes starting in the second quarter of fiscal 2007 as set forth in the indenture agreement, the payment of future distributions will be determined by the board of directors of our general partner quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered. Our ability to pay distributions will depend on numerous factors, including the availability of adequate cash flow from operations; the proceeds, if any, from divestitures; our capital requirements and other obligations; restrictions contained in our financing arrangements; and our issuances of additional equity and debt securities. The availability of cash flow in the future depends as well upon events and circumstances outside our control, including prevailing economic and industry conditions and financial, business and similar factors. No assurance can be given that we will be able to make distributions or as to the timing of any distribution. If distributions are made, there can be no assurance that holders of depositary units may not be required to recognize taxable income in excess of cash distributions made in respect of the period in which a distribution is made.

We may become taxable as a corporation.

We believe that we have been and are properly treated as a partnership for federal income tax purposes. This allows us to pass through our income and deductions to our partners. However, the Internal Revenue Service, or IRS, could challenge our partnership status and we could fail to qualify as a partnership for past years as well as future years. Qualification as a partnership involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income, which includes interest, dividends, oil and gas revenues, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items. We believe that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to structure our business in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. However, there can be no assurance that such structuring will be effective in all events to avoid the receipt of more than 10% of non-qualifying income. If less than 90% of our gross income constitutes qualifying income, we may be subject to corporate tax on our net income, at a federal rate of up to 35% plus possible state taxes. Further, if less than 90% of our gross income constituted qualifying income for past years, we may be subject to corporate level tax plus interest and possibly penalties. In addition, if we register under the Investment Company Act, it is likely that we would be treated as a corporation for U.S. federal income tax purposes. The cost of paying federal and possibly state income tax, either for past years or going forward, could be a significant liability and would reduce our funds available to make distributions to holders of units, and to make interest and principal payments on our debt securities. To meet the qualifying income test, we may structure transactions in a manner that is less advantageous than if this were not a consideration, or we may avoid otherwise economically desirable transactions. Recently proposed legislation may affect the status of publicly traded partnerships such as AREP. Although as proposed the legislation would not impact AREP’s status as a partnership for tax purposes, it is unclear whether such legislation would be enacted or, if enacted, what its final form and effect would be.

Our sale of ACEP may not be successfully completed.

On April 22, 2007, AEP entered into a Membership Interest Purchase Agreement with Whitehall Street Real Estate Funds to sell all of the issued and outstanding membership interests of ACEP, which comprises our gaming operations. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction in approximately December 2007; however, we cannot assure you that we will be able to consummate the transaction.

We cannot guarantee that we will be able to recover our investment made in connection with the acquisition of the Aquarius.

On May 19, 2006, our wholly owned subsidiary, AREP Laughlin Corporation, acquired the Aquarius Casino Resort, or the Aquarius, from affiliates of Harrah’s Operating Company, Inc., or Harrah’s, for approximately $113.6 million, including working capital. Acquisitions generally involve significant risks, including difficulties in the assimilation of the operations, services and corporate culture of the acquired company.

Pursuant to the Membership Interest Purchase Agreement that AEP has entered into with Whitehall Street Real Estate Funds to sell the issued and outstanding membership interests of ACEP, we have agreed to make capital expenditures, including $10.5 million through 2007 to refurbish rooms, upgrade amenities and acquire new gaming equipment for the Aquarius.

There can be no assurance that this acquisition will be profitable or that we will be able to recover our investments either upon the sale of ACEP or, if the sale is not consummated, in our future gaming operations.

Pending legal proceedings may result in our ownership of WPI’s common stock being reduced to less than 50%. A legal action in Delaware challenges the issuance to us of the preferred stock of WPI. Uncertainties arising from these proceedings may adversely affect WPI’s operations and prospects and the value of our investment in it.

We currently own approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of the decision of the U.S. District Court for the Southern District of New York, or the District Court, reversing certain provisions of the Bankruptcy Court order pursuant to which we acquired our ownership of a majority of the common stock of WPI, the proceedings in the Bankruptcy Court on remand and the proceedings in the Delaware action, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected.

Recent decisions resulted in the lifting of the stay of the remand order issued by the Bankruptcy Court. In addition, discovery has begun in the Delaware proceedings and the plaintiffs have filed a motion in Delaware for leave to file a Second Amended Complaint asserting additional causes of action.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of June 30, 2007 and WPI’s results of operations for the period from the date of acquisition through June 30, 2007. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of June 30, 2007, March 31, 2007, December 31, 2006 and December 31, 2005 and for the periods then ended. See Part II, Item 1. Legal Proceedings.

Item 5. Other Information

On August 8, 2007, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”), among us, CCI Offshore Corp. (“CCI Offshore”), CCI Onshore Corp. (“CCI Onshore”), Icahn Management LP (“Icahn Management” and, together with CCI Offshore and CCI Onshore, the “Contributors”) and Carl C. Icahn, pursuant to which, as more fully described below, we simultaneously acquired the general partnership interests in the general partners of the private investment funds (which are referred to herein as the “Master Funds”) controlled by Mr. Icahn and in the management company that provides certain management and administrative services to the Master Funds and certain funds that invest in the Master Funds (the “Feeder Funds”). Mr. Icahn controlled the Contributors.

New Icahn Management and the General Partners (as such terms are defined below) of the Master Funds (collectively, the “Management Entities”) provide investment advisory and certain other management services to the Master Funds and the Feeder Funds (collectively, the “Funds”). The Management Entities do not provide investment advisory or other management services to any other entities, individuals or accounts, and interests in the Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The Management Entities generate income from amounts earned pursuant to contractual arrangements with the Funds. Such amounts typically include an annual management fee of 2.5% of assets under management and performance-based, or incentive, allocation of 25% of net realized and unrealized gains earned by the Funds subject to a “high water mark”, although such amounts have been (and may in the future be) modified or waived in certain circumstances. The Management Entities and their affiliates may also earn income through their principal investments in the Funds.

As of June 30, 2007, the Management Entities had approximately $7 billion of committed funds (including $1.8 billion from Mr. Icahn and affiliated entities on which no management fees or incentive allocations are applicable). For the 12-months ended June 30, 2007, there was an average of approximately $3.5 billion in third-party fee paying assets under management, which generated approximately $80 million of management fees and approximately $240 million in incentive allocations (a portion of which is accrued but not earned until the end of the year) for a total of approximately $320 million in fees. Today, there is approximately $5 billion of third-party fee paying assets under management. Mr. Icahn formed the Management Entities in November 2004 when certain of the Funds commenced investment operations with approximately $1 billion under management, of which $300 million was provided by Mr. Icahn and his affiliated entities. The investment strategy employed by the Management Entities for the Funds is set and led by Mr. Icahn. The Funds pursue a value-oriented activist investment philosophy. The Funds invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, risk arbitrage and capital structure arbitrage and other special situations. The Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that the Management Entities believe to be undervalued by the marketplace. The Funds sometimes take significant positions in the companies in which they invest.

We presently intend to purchase approximately $700 million of limited partnership interests in the Funds on which no management fees or incentive allocations would be applicable.

As consideration for the contribution to us of the Partnership Interests (as defined below), we delivered to the Contributors 8,632,679 AREP Units at the closing, representing $810 million of AREP Units based on the volume-weighted average price of the AREP Units on the NYSE for the 20-trading-day period ending on August 7, 2008 (the day before the closing). In addition, we have agreed to make certain contingent earn-out payments to the Contributors over a five-year period payable in additional AREP Units based on our after-tax earnings from the Fund management business we acquired, which includes both management fees and performance-based (incentive) allocations paid by the Funds to the Management Entities. The earn-out payments will be calculated as set forth in the Contribution Agreement, with the maximum earn-out payment equaling $120 million in 2007 (if such after tax earnings exceed $289 million, with after tax earnings for 2007 including the 2.5% annual management fee for only the fourth quarter of 2007), $165 million for 2008 (if such after tax earnings exceed $540 million), $223 million for 2009 (if such after tax earnings exceed $746 million), $279 million for 2010 (if such after tax earnings exceed $1.004 billion) and $334 million for 2011 (if such after tax earnings exceed $1.327 billion). There is a catch-up after 2011, based on total after tax earnings in the five-year earn-out period, with a maximum aggregate earn-out (including any catch-up) of $1.121 billion which is subject to achieving total after tax earnings in such period of at least $3.906 billion.

Simultaneously with the closing of the transactions contemplated by the Contribution Agreement, we and Mr. Icahn entered into a non-compete agreement pursuant to which Mr. Icahn agreed, for a period of ten years, not to engage, directly or indirectly, in any other business that generates at least 25% of its revenue or income from investment management activities (a “Competing Business”). Mr. Icahn also agreed, for a period of ten years, not to solicit on behalf of a Competing Business any investor in any of the Funds or any employee of any general partner or manager of any of the Funds.

We have also entered into an employment agreement (the “Icahn Employment Agreement”) with Mr. Icahn pursuant to which, over a five-year term, Mr. Icahn will serve as our Chairman and as Chairman and Chief Executive Officer of Icahn Capital Management LP, a Delaware limited partnership (“New Icahn Management”). Mr. Icahn also serves as the Chief Executive Officer of the General Partners. During the employment term, Mr. Icahn has agreed to devote his substantial time and efforts to overseeing our strategic and business affairs and the asset management operations of New Icahn Management, subject in each case to his ability to continue to engage in certain permitted outside activities relating to his ongoing investment and business endeavors. During his period of employment, and for a period of two years following a termination of employment upon his resignation (other than for “Good Reason,” as such term is defined in the Icahn Employment Agreement), or a termination upon expiration of the employment term (or subsequent termination of employment if he remains employed following the expiration of the term), Mr. Icahn will be subject to non-competition restrictions that will prohibit him from engaging in business activities that generate in excess of 25% of their revenue or income from investment management activities and additional restrictions that will prohibit him from soliciting investors in funds under our management or soliciting or hiring investment professionals or executives of ours or New Icahn Management. In the event Mr. Icahn is terminated during the term by us without “Cause” or he resigns for “Good Reason” (other than in connection with a change in control) the period of non-competition will be one year following such termination. Mr. Icahn will not be subject to any such post-termination restrictions if his employment is terminated as a result of his death or disability or the termination by him for “Good Reason” or by us without “Cause,” in each case in connection with a change in control.

During the employment term, we will pay Mr. Icahn an annual base salary of $900,000 and an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on assets under management by the Management Entities as follows: the amount of this bonus component is determined by applying a percentage payout rate (ranging from 0.30% to 1.10%, depending on the aggregate annual percentage returns realized for the year in question) to the annual realized and unrealized net profits (prior to reduction for management fees or incentive allocations) of managed funds on all fee-paying assets under management, provided that in calculating the annual return on all fee-paying assets and the appropriate percentage payout rate, the annual profits in any year shall be reduced to reflect previously incurred losses that have not already been offset against annual returns.

The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of the Management Entities) (“Covered Net Income”) as compared to a fixed annual base amount of $400 million (pro-rated for 2007) (the “Base Amount”) as follows: no portion of this annual bonus shall be payable unless Covered Net Income for the bonus year under consideration equals or exceeds the Base Amount, in which case the annual bonus shall consist of an increasing percentage of the amount by which Covered Net Income exceeds the Base Amount (ranging generally from 8% to 20%). In determining Covered Net Income, certain adjustments are provided for, including the exclusion of expenses relating to bonus determination under the Icahn Employment Agreement and expenses relating to the acquisition described above. Further, in determining this bonus component, net losses (if any) from the prior calendar years are carried forward and applied to reduce the payout amount through the application of an adjustment factor, determined as follows: Covered Net Income for the bonus year in question will be multiplied by a fraction (no less than zero) where (x) the numerator is equal to current year Covered Net Income minus any carried forward net loss, and (y) the denominator is equal to the current year Covered Net Income.

Fifty percent of all bonus amounts payable by us and New Icahn Management shall be subject to mandatory deferral and treated as though invested in the funds and as though subject to a 2% annual management fee (but no incentive allocation). Such deferred amounts shall be subject to vesting in equal annual installments over a three-year period commencing from the last day of the year giving rise to the bonus. Amounts deferred generally are not subject to acceleration and unvested deferred amounts shall be forfeited if Mr. Icahn ceases to be employed under his employment agreement, provided that all deferred amounts shall vest in full and be payable in a lump sum payment thereafter if either the employment of Mr. Icahn is terminated by us without “Cause,” Mr. Icahn terminates his employment for “Good Reason” or upon Mr. Icahn’s death or disability during the employment term. In addition, upon Mr. Icahn’s completion of service through the end of the employment term, Mr. Icahn will also vest in full in any mandatory deferrals. Vested deferred amounts (and all deferred returns, earnings and profits thereon) shall be paid to Mr. Icahn within sixty (60) days following the vesting date. Returns on amounts subject to deferral shall be subject to management fees charged by New Icahn Management, but not any incentive fees.

In the event that Mr. Icahn is terminated by us without “Cause” or he terminates his employment for “Good Reason,” he shall be entitled to a lump sum payment equal to one year of base salary, the average aggregate annual bonus paid to him by us during the three most recently completed years (or the average annualized bonus paid to him for any shorter period during which he has been employed) and a pro rata

Annual Bonus for the year of termination. If, within twelve (12) months following the occurrence of a change in control of us, Mr. Icahn is terminated by us without “Cause” or he resigns for “Good Reason” (which is limited to defined events relating to a material adverse change in his position and responsibilities, our material breach of the Icahn Employment Agreement or the relocation of his principal place of work), Mr. Icahn shall be entitled to a payment equal to two times his base salary and two times the Average Bonus and a pro-rata Annual Bonus for the year of termination. If Mr. Icahn is terminated as a result of his death or disability, he (or his estate, if applicable) shall receive a lump sum payment equal to the remaining base salary payable through December 31 of the year of termination, any unpaid bonus relating to prior years and one-half of the pro rata Annual Bonus for the year of termination (based on actual results through the date of termination annualized for the year of termination). If Mr. Icahn resigns without “Good Reason,” he shall be entitled to certain accrued benefits, one-half of any unpaid bonus relating to prior years and one-half of the pro-rata Annual Bonus (as determined in the case of death or disability). All such payments shall be conditioned on Mr. Icahn (or his estate, if applicable) signing a general release in favor of us and our affiliates.

If at any time between the effective date of the Icahn Employment Agreement and the fifth anniversary of such date Mr. Icahn ceases to serve as Chairman and Chief Executive Officer of New Icahn Management and as the individual primarily responsible for the management of the Funds’ investment portfolios for any reason, Mr. Icahn (directly or through his affiliates other than AREP) will be required to maintain investments in one or more of the Funds for a defined commitment period (the later of the fifth (5th) anniversary of the effective date of the Icahn Employment Agreement or the third anniversary of his cessation of management responsibility for the Funds) an aggregate amount equal to not less than $1 billion (along with any amounts earned thereon) (the “Committed Funds”), except that he shall not have any obligation regarding the Committed Funds if his employment has been terminated without “Cause” by the affirmative vote of a majority of the Board including a majority of the independent directors. During such period of time, the Committed Funds will be subject to a management fee of 2% and an incentive allocation of 20%. If at any time during this commitment period the value of the Committed Funds falls below $1 billion, the management fee and incentive allocation assessed against the Committed Funds will be equal to the fees applicable if the value of the Committed Funds were $1 billion.

During the employment term, Mr. Icahn shall also be entitled to participate in our benefit programs and receive the level of perquisites generally made available to our senior executives.

The Contribution Agreement and the transactions contemplated thereby and the Icahn Employment Agreement were approved by the Special Committee of the independent directors of our general partner, and by the full board of directors. The Special Committee was represented by Debevoise & Plimpton LLP as its independent counsel. In addition, Sandler O’Neill & Partners, L.P. was retained by the Special Committee as its financial adviser. The Special Committee also retained Johnson & Associates, Inc. and BDO Seidman, LLP to advise on the terms of Mr. Icahn’s employment agreement.

CCI Offshore is the general partner of Icahn Offshore LP, a Delaware limited partnership (“Offshore GP”), which, in turn, is the general partner of each of Icahn Partners Master Fund LP, a Cayman Islands exempted limited partnership (“Offshore Master Fund I”), Icahn Partners Master Fund II L.P., a Cayman Islands exempted limited partnership (“Master Fund II”), and Icahn Partners Master Fund III L.P., a Cayman Islands exempted limited partnership (“Master Fund III” and, collectively with Offshore Master Fund I and Master Fund II, the “Offshore Master Funds”).

CCI Onshore is the general partner of Icahn Onshore LP, a Delaware limited partnership (“Onshore GP” and together with Offshore GP, the “General Partners”), which, in turn, is the general partner of Icahn Partners LP, a Delaware limited partnership (“Onshore Master Fund” and, collectively with the Offshore Master Funds, the “Master Funds”).

CCI Offshore contributed to us 100% of CCI Offshore’s general partnership interests in Offshore GP (the “Offshore Partnership Interests”) and CCI Onshore contributed to us 100% of CCI Onshore’s general partnership interests in Onshore GP (the “Onshore Partnership Interests”). The General Partners’ capital account with respect to the Offshore Partnership Interests and the Onshore Partnership Interests at the time of our acquisition aggregated $10 million.

Immediately prior to the execution and delivery of the Contribution Agreement, Icahn Management and New Icahn Management entered into an agreement pursuant to which Icahn Management contributed substantially all of its assets and liabilities, other than certain rights in respect of deferred management fees, to New Icahn Management in exchange for 100% of the general partnership interests in New Icahn Management. Such contribution included the assignment of the Management Agreements with the Funds. Pursuant to the Contribution Agreement, Icahn Management contributed to us 100% of Icahn Management’s general partnership interests in New Icahn Management (the “New Icahn Management Partnership Interests” and collectively with the Onshore Partnership Interests and the Offshore Partnership Interests, the “Partnership Interests”).

We and the Funds also entered into an agreement (the “Covered Affiliate Agreement”), simultaneously with the closing of the transactions contemplated by the Contribution Agreement, pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the Offshore GP and the Onshore GP deem suitable for the Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date the initial Funds launched, and companies in which we currently have an interest. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in or in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. The terms of the Covered Affiliate Agreement may be amended, modified or waived with the consent of AREP and each of the Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Funds (which includes the three largest investors of certain of the Funds not affiliated with Mr. Icahn and who wish to serve as members) may (with AREP’s consent) amend, modify or waive any provision of the Covered Affiliate Agreement with respect to any particular transaction or series of related transactions.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REAL ESTATE PARTNERS, L.P.

By:	American Property Investors, Inc., its general partner
By:	/s/ KEITH MEISTER Keith Meister Principal Executive Officer

Date: August 9, 2007

EXHIBITS INDEX

Exhibit No.	Description
Exhibit 10.1	Contribution and Exchange Agreement by and among American Real Estate Partners, L.P., CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn
Exhibit 10.2	Employment Agreement by and among American Real Estate Partners, L.P., Icahn Capital Management LP and Carl C. Icahn
Exhibit 10.3	Non-Competition Agreement by and between American Real Estate Partners, L.P. and Carl C. Icahn
Exhibit 10.4	Covered Affiliate and Shared Expenses Agreement by and among American Real Estate Partners, L.P., Icahn Partners LP, Icahn Fund Ltd., Icahn Fund II Ltd., Icahn Fund III Ltd., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., Icahn Cayman Partners, L.P. and Icahn Partners Master Fund II Feeder LP
Exhibit 10.5	Amendment No. 1 to the Registration Rights Agreement, dated as of June 30, 2005, by and among American Real Estate Partners, L.P. and the Holders (as defined therein)
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.