Form 10-Q
period 2007-09-30
ICAHN ENTERPRISES L.P.
filed 2007-11-09
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  to

Commission File Number 1-9516

ICAHN ENTERPRISES L.P.

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

As of November 6, 2007, there were 70,489,510 depositary units and 11,907,073 preferred units outstanding.

i

DEFINED TERMS

As used in this Quarterly Report on Form 10-Q, the following terms shall have the following corresponding meanings:

“ACE” means ACE Gaming LLC.

“ACEP” means American Casino and Entertainment Properties LLC.

“AEP” means American Entertainment Properties Corp.

“Atlantic Coast” means Atlantic Coast Entertainment Holdings, Inc.

“Contribution Agreement” means the Contribution and Exchange Agreement dated as of August 8, 2007 among IE, the Contributors and Carl C. Icahn.

“Contributors” means collectively Icahn Management, CCI Offshore and CCI Onshore.

“Feeder Funds” refer to certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds, together with other funds that also invest in the Offshore Master Funds, including, but not limited to, the Offshore Funds.

“General Partners” means collectively the Onshore GP and the Offshore GP.

“Icahn Enterprises” means Icahn Enterprises L.P., which was formerly known as American Real Estate Partners, L.P.

“IEGP” means Icahn Enterprises GP Inc., which was formerly known as American Property Investors, Inc.

“IEH” means Icahn Enterprises Holdings L.P., which was formerly known as American Real Estate Holdings Limited Partnership.

“Investment Funds” means collectively the Onshore Fund and the Offshore Master Funds.

“Investment Management and GP Entities” means either Icahn Management (for the period prior to the acquisition of the Partnership Interests on August 8, 2007) or New Icahn Management (for the period subsequent to the acquisition of the Partnership Interests on August 8, 2007) and, in either case, the General Partners.

“NEGI” means National Energy Group, Inc.

“New Icahn Management” means Icahn Capital Management L.P.

“Offshore Fund” means Icahn Fund Ltd.

“Offshore Fund II” means Icahn Fund II Ltd.

“Offshore Fund III” means Icahn Fund III Ltd.

“Offshore Funds” means collectively the Offshore Fund, Offshore Fund II and Offshore Fund III.

“New Icahn Management Partnership Interests” means 100% of Icahn Management’s general partnership interests in New Icahn Management contributed by Icahn Management to Icahn Enterprises.

“Offshore GP” means Icahn Offshore LP.

“Offshore Master Fund I” means Icahn Partners Master Fund LP.

“Offshore Master Fund II” means Icahn Partners Master Fund II L.P.

“Offshore Master Fund III” means Icahn Partners Master Fund III L.P.

“Offshore Master Funds” means collectively Offshore Master Fund I, Offshore Master Fund II and Offshore Master Fund III.

“Offshore Partnership Interests” means 100% of CCI Offshore’s general partnership interests in the Offshore GP contributed by CCI Offshore to Icahn Enterprises.

ii

“Onshore Fund” means Icahn Partners LP.

“Onshore GP” means Icahn Onshore LP.

“Onshore Partnership Interests” means 100% of CCI Onshore’s general partnership interests in the Onshore GP contributed by CCI Onshore to Icahn Enterprises.

“Partnership Interests” means collectively the Onshore Partnership Interests, the Offshore Partnership Interests and the New Icahn Management Partnership Interests.

“Private Funds” means collectively the Investment Funds and the Feeder Funds.

“WPI” means WestPoint International Inc.

iii

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In $000s, Except Unit Amounts) (Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Investment Management:
Cash and cash equivalents	$4,095	$4,822
Cash held at consolidated affiliated partnerships and restricted cash	1,136,546	1,106,809
Securities owned, at fair value	5,585,669	2,757,229
Unrealized gains on derivative contracts, at fair value	55,855	80,216
Due from brokers	1,600,306	838,620
Other assets	154,003	27,460
	8,536,474	4,815,156
Holding Company and other operations:
Cash and cash equivalents	2,836,403	1,857,323
Restricted cash	41,405	87,159
Investments	501,604	695,052
Unrealized gains on derivative contracts, at fair value	1,849	20,538
Inventories, net	233,865	245,502
Trade, notes and other receivables, net	148,742	169,744
Assets of discontinued operations held for sale	646,278	599,955
Property, plant and equipment, net	445,365	484,356
Intangible assets	20,400	23,402
Other assets	51,700	61,716
	4,927,611	4,244,747
Total Assets	$13,464,085	$9,059,903
LIABILITIES AND PARTNERS' EQUITY
Investment Management:
Accounts payable, accrued expenses and other liabilities	$29,219	$59,286
Deferred management fee payable to related party	146,863	—
Subscriptions received in advance	23,336	66,030
Payable for purchases of securities	211,279	11,687
Securities sold, not yet purchased, at fair value	1,068,262	691,286
Unrealized losses on derivative contracts, at fair value	116,498	1,770
	1,595,457	830,059
Holding Company and other operations:
Accounts payable	76,487	61,326
Accrued expenses and other liabilities	113,235	168,270
Securities sold, not yet purchased, at fair value	—	25,398
Unrealized losses on derivative contracts, at fair value	5,687	—
Liabilities of discontinued operations held for sale	314,895	318,085
Long-term debt	2,040,058	951,135
Preferred limited partnership units:
$10 per unit liquidation preference, 5% cumulative pay-in-kind, 12,100,000 authorized, 11,907,073 and 11,340,243 issued as of September 30, 2007 and December 31, 2006, respectively	122,049	117,656
	2,672,411	1,641,870
Total Liabilities	4,267,868	2,471,929
Commitments and contingencies (Note 18) Non-controlling interests in consolidated entities:
Investment Management	6,601,480	3,628,470
Holding Company and other operations	164,472	292,221
Partners' equity:
Limited partners:
Depositary units; 72,400,000 authorized; issued 71,626,710 and 62,994,031 at September 30, 2007 and December 31, 2006, respectively; outstanding 70,489,510 and 61,856,831 at September 30, 2007 and December 31, 2006, respectively	3,072,959	2,250,113
General partner	(630,773)	429,091
Treasury units at cost: 1,137,200 depositary units	(11,921)	(11,921)
Partners' equity	2,430,265	2,667,283
Total Liabilities and Partners' Equity	$13,464,085	$9,059,903

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, Except Per Unit Amounts) (Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues:
Investment Management:
Interest, dividends and other income	$51,121	$18,911
Net gain (loss) from investment activities	(133,652)	209,288
Management fees, related parties	4,118	—
	(78,413)	228,199
Holding Company and other operations:
Real Estate	30,356	32,518
Home Fashion	183,360	223,066
Interest and other income	42,586	11,136
Net gain from investment activities	14,156	22,169
Other income, net	22,495	2,024
	292,953	290,913
Total revenues	214,540	519,112
Expenses:
Investment Management	20,453	18,771
Holding Company and other operations:
Real Estate	25,366	27,147
Home Fashion	220,171	246,045
Holding Company expenses	13,025	4,113
Interest expense	36,252	22,240
	294,814	299,545
Total expenses	315,267	318,316
Income (loss) from continuing operations before income taxes and non-controlling interests in income (loss) of consolidated entities	(100,727)	200,796
Income tax expense	(9,772)	(1,081)
Non-controlling interests in (income) loss of consolidated entities:
Investment Management	94,276	(152,995)
Holding Company and other operations	12,681	8,432
	106,957	(144,563)
Income (loss) from continuing operations	(3,542)	55,152
Discontinued operations
Income from discontinued operations	4,772	111,423
Non-controlling interests in (income) loss of consolidated entities	4,959	(10,833)
Gain on disposition of property	7,660	4,901
Income from discontinued operations	17,391	105,491
Net Earnings	$13,849	$160,643
Net earnings (loss) attributable to:
Limited partners	$34,783	$102,526
General partner	(20,934)	58,117
	$13,849	$160,643
Net earnings per limited partnership unit:
Basic earnings:
Income (loss) from continuing operations	$0.27	$(0.02)
Income from discontinued operations	0.26	1.67
Basic earnings per LP unit	$0.53	$1.65
Weighted average limited partnership units outstanding:	66,830	61,857
Diluted earnings:
Income (loss) from continuing operations	$0.27	$(0.02)
Income from discontinued operations	0.26	1.67
Diluted earnings per LP unit	$0.53	$1.65
Weighted average limited partnership units and equivalent partnership units outstanding:	66,830	61,857

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
(In 000s, Except Per Unit Amounts) (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues:
Investment Management:
Interest, dividends and other income	$133,045	$45,115
Net gain from investment activities	554,223	571,774
Management fees, related parties	7,494	—
	694,762	616,889
Holding Company and other operations:
Real Estate	83,617	101,316
Home Fashion	531,109	672,350
Interest and other income	114,860	33,798
Net gains from investment activities	75,647	84,830
Other income, net	28,478	13,535
	833,711	905,829
Total revenues	1,528,473	1,522,718
Expenses:
Investment Management	82,934	45,600
Holding Company and other operations:
Real Estate	73,416	78,235
Home Fashion	656,158	777,517
Holding Company expenses	24,564	19,093
Interest expense	98,689	63,769
	852,827	938,614
Total expenses	935,761	984,214
Income from continuing operations before income taxes and non-controlling interests in income of consolidated entites	592,712	538,504
Income tax expense	(13,267)	(1,720)
Non-controlling interests in (income) loss of consolidated entities:
Investment Management:	(417,242)	(422,337)
Holding Company and other operations:	43,644	47,876
	(373,598)	(374,461)
Income from continuing operations	205,847	162,323
Discontinued operations
Income from discontinued operations	50,519	221,869
Non-controlling interests in (income) loss of consolidated entities	4,428	(9,326)
Gain on disposition of property	21,686	6,460
Income from discontinued operations	76,633	219,003
Net Earnings	$282,480	$381,326
Net earnings attributable to:
Limited partners	$104,429	$228,803
General partner	178,051	152,523
	$282,480	$381,326
Net earnings per limited partnership unit:
Basic earnings:
Income from continuing operations	$0.47	$0.23
Income from discontinued operations	1.18	3.47
Basic earnings per LP unit	$1.65	$3.70
Weighted average limited partnership units outstanding:	63,533	61,857
Diluted earnings:
Income from continuing operations	$0.47	$0.23
Income from discontinued operations	1.18	3.47
Diluted earnings per LP unit	$1.65	$3.70
Weighted average limited partnership units and equivalent partnership units outstanding:	63,533	61,857

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2007 (In 000s) (Unaudited)

	General Partner’s Equity (Deficit)	Limited Partners’ Equity Depositary Units	Held in Treasury		Total Partners’ Equity
			Amounts	Units
Balance, December 31, 2006 as adjusted(1)	$429,091	$2,250,113	$(11,921)	1,137	$2,667,283
Cumulative effect of adjustment from adoption of SFAS No.159	(840)	(41,344)	—	—	(42,184)
Comprehensive income:
Net earnings	178,051	104,429	—	—	282,480
Net unrealized losses on available-for-sale-securities	(408)	(20,112)	—	—	(20,520)
Comprehensive income	177,643	84,317	—	—	261,960
General partner contribution	16,446	—	—	—	16,446
Partnership distributions	(529)	(26,037)	—	—	(26,566)
Investment Management and GP Entities acquisition	(810,000)	810,000	—	—	—
Investment Management and GP Entities distributions	(442,501)	—	—	—	(442,501)
Change in subsidiary equity	(88)	(4,315)	—	—	(4,403)
Other	5	225	—	—	230
Balance, September 30, 2007	$(630,773)	$3,072,959	$(11,921)	1,137	$2,430,265

Accumulated other comprehensive income at September 30, 2007 was $4.8 million.

(1)	See Note 2, “Summary of Significant Accounting Policies”, for discussion of retrospective application change in accounting principle of allocation of gains and losses related to disposition of common-control acquisitions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $000s) (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net Earnings
Investment Management	$191,411	$147,876
Holding Company and other operations	14,436	14,447
Income from discontinued operations	76,633	219,003
Net earnings	$282,480	$381,326
Income from continuing operations
Investment Management	$191,411	$147,876
Adjustments to reconcile net earnings to net cash used in operating activities:
Income attributable to non-controlling interest in consolidated affiliated partnerships	417,242	422,337
Investment gains	(646,454)	(570,317)
Purchases of securities	(6,907,622)	(3,390,674)
Proceeds from sales of securities	4,812,569	3,565,446
Purchases to cover securities sold, not yet purchased	(1,223,657)	(423,732)
Proceeds from securities sold, not yet purchased	1,513,698	915,466
Changes in operating assets and liabilities:
Cash held at consolidated affiliated partnerships and restricted cash	(29,737)	(81,448)
Due from brokers	(761,686)	(752,046)
Receivable for securities sold	(112,094)	(20,192)
Unrealized gains on derivative contracts	24,361	(12,246)
Unrealized losses on derivative contracts	114,728	(6,853)
Accounts payable, accrued expenses and other liabilities	195,651	4,660
Other	129,825	7,045
Net cash used in continuing operations	(2,281,765)	(194,678)
Holding Company and other operations	14,436	14,447
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	21,531	32,812
Investment gains	(75,644)	(84,830)
Preferred LP unit interest expense	4,393	4,171
Non-controlling interests in income of consolidated entities	(43,644)	(47,876)
Equity in earnings of affiliate	—	(9,527)
Stock based compensation expense	—	6,248
Deferred income tax (expense) benefit	9,480	(487)
Impairment loss on long-lived assets	22,432	26,740
Net cash (used in) provided by activities on trading securities	(38,505)	71,000
Other, net	(6,210)	(7,230)
Changes in operating assets and liabilities:
Trade, notes and other receivables	(10,898)	28,476
Other assets	8,757	28,746
Inventories, net	(5,573)	(35,284)
Accounts payable, accrued expenses and other liabilities	(3,754)	(727)
Net cash (used in) provided by continuing operations	(103,199)	26,679

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In $000s) (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net cash used in continuing operations	(2,384,964)	(167,999)
Income from discontinued operations	76,633	219,003
Depreciation, depletion and amortization	8,160	105,708
Net gain from sales of businesses and properties	(11,749)	(122,390)
Other, net	2,817	13,015
Net cash provided by discontinued operations	75,861	215,336
Net cash (used in) provided by operating activities	(2,309,103)	47,337
Cash flows from investing activities:
Holding Company and other operations:
Capital expenditures	(28,545)	(6,531)
Purchases of marketable equity and debt securities	(151,133)	(359,574)
Proceeds from sales of marketable equity and debt securities	364,994	194,712
Net proceeds from the sales and disposition of real estate	1,573	—
Net proceeds from the sales and disposition of fixed assets	15,510	12,139
Acquisitions of businesses, net of cash acquired	—	1,733
Other	806	—
Net cash provided by (used in) investing activities from continuing operations	203,205	(157,521)
Discontinued operations:
Capital expenditures	(19,252)	(276,000)
Net proceeds from the sales and disposition of assets	18,442	(92,210)
Other	12,116	(6,854)
Net cash provided by (used in) investing activities from discontinued operations	11,306	(375,064)
Net cash provided by (used in) investing activities	214,511	(532,585)
Cash flows from financing activities:
Investment Management:
Capital distributions to partners	(442,501)	—
Subscriptions received in advance	23,336	15,500
Capital contributions by non-controlling interests in consolidated affiliated partnerships	2,525,273	183,188
Capital distributions to non-controlling interests in consolidated affiliated partnerships	(35,536)	(113)
Redemptions payable to non-controlling interests in consolidated affiliated partnerships	(23,830)	—
Cash flows provided by financing activities	2,046,742	198,575
Holding Company and other operations:
Partners’ equity:
Partnership distributions	(26,566)	(18,934)
General partner contribution	16,446	—
Dividends paid to minority holders of subsidiary	(18,529)	—
Proceeds from senior notes payable	492,130	—
Proceeds from other borrowings	600,000	49,250
Repayments of other borrowings	(3,903)	(20,768)
Debt issuance costs	(275)	(4,461)
Cash flows provided by financing activities	1,059,303	5,087
Cash flows provided by financing activities — continuing operations	3,106,045	203,662
Cash flows (used in) provided by financing activities — discontinued operations	(370)	35,795
Net cash provided by financing activities	3,105,675	239,457

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In $000s) (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net increase (decrease) in cash and cash equivalents*	1,011,083	(245,791)
Net change in cash of assets held for sale	(32,730)	122,613
Cash and cash equivalents, beginning of period	1,862,145	354,116
Cash and cash equivalents, end of period	$2,840,498	$230,938
Cash balances per balance sheet:
Investment Management	$4,095	$6,238
Holding Company and other operations:	2,836,403	224,700
	$2,840,498	$230,938
*Net increase (decrease) in cash and cash equivalents consists of the following:
Investment Management	$(235,023)	$3,897
Holding Company and other operations	1,246,106	(249,688)
	$1,011,083	$(245,791)
Supplemental information
Cash payments for interest, net of amounts capitalized	$93,268	$87,185
Cash payments for income taxes, net of refunds	$17,958	$12,339
Net realized losses on securities available for sale	$(20,520)	$(12,613)
LP Unit Issuance	$810,000	$—
Debt conversion relating to Atlantic Coast	$—	$2,492

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 1 — Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”), which was formerly known as American Real Estate Partners, L.P., is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partnership interest in Icahn Enterprises Holdings L.P. (“IEH”), which was formerly known as American Real Estate Holdings Limited Partnership. Substantially all of our assets and liabilities are owned through IEH and substantially all of our operations are conducted through IEH and its subsidiaries. Icahn Enterprises G.P. Inc. (“IEGP”), which was formerly known as American Property Investors, Inc., owns a 1% general partnership interest in both us and IEH, representing an aggregate 1.99% general partnership interest in us and IEH. IEGP is owned and controlled by Mr. Carl C. Icahn. As of September 30, 2007, affiliates of Mr. Icahn owned 10,304,013 of our preferred units and 64,288,061 of our depositary units, which represented approximately 86.5% and 91.2% of our outstanding preferred units and depositary units, respectively. We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Real Estate and Home Fashion. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units” and Note 16, “Segment Reporting.” We also operate discontinued operations as further discussed below and in Note 4, “Discontinued Operations and Assets Held for Sale.”

Change in Reporting Entity

As discussed in further detail below, on August 8, 2007, we acquired the general partnership interests in the General Partners (as defined below) and in Icahn Capital Management L.P. (“New Icahn Management”). Our historical financial statements contained herein have been restated to reflect this acquisition. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a consolidated basis.

As a result of the restatements arising from the acquisition that occurred on August 8, 2007, our financial statements now include additional entities as described below. Some of these entities prepare financial statements based on accounting policies that were not described in our annual report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”). Accordingly, certain required additional information is included in this quarterly report on Form 10-Q in order to supplement disclosures already included in our 2006 Annual Report. The new accounting policies, which relate to our Investment Management segment, are set out in Note 2, “Summary of Significant Accounting Policies.”

Basis of Presentation

The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature, except for the adoption of certain accounting pronouncements as discussed below in Note 2, “Summary of Significant Accounting Policies.”

The consolidated financial statements include the accounts of Icahn Enterprises and its wholly and majority owned subsidiaries in which control can be exercised, in addition to those entities in which Icahn Enterprises has a substantive controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity. Icahn Enterprises is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. All material intercompany accounts and transactions have been eliminated in consolidation.

As further described in Note 2, the Investment Funds and the Offshore Fund (as each term is defined herein) are consolidated into our financial statements even though we only have a minority interest in the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 1 — Description of Business and Basis of Presentation  – (continued)

equity and income of these funds. The majority ownership interests in these funds, which represent the portion of the consolidated net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds (as defined herein) for the periods presented, are reflected as non-controlling interests of consolidated entities — Investment Management in the accompanying financial statements.

Because of the diversified and seasonal nature of our business, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant. The results of our Real Estate and Home Fashion segments are seasonal.

Change in Presentation

As a result of the acquisition of the Partnership Interests on August 8, 2007 and the consolidation of the affiliated partnership entities, we have changed the presentation of our balance sheets to an unclassified format in the accompanying financial statements as of September 30, 2007 and December 31, 2006. Accordingly, certain amounts reflected in our classified balance sheets in our 2006 Annual Report on Form 10-K filed with the SEC on March 6, 2007 have been reclassified to conform to the unclassified balance sheet presentation.

We have also changed the presentation of our statements of operations. The reclassifications to the statement of operations included in our quarterly report on Form 10-Q filed with the SEC on August 9, 2007 are as follows:

1.	The grouping of revenues and expenses to arrive at “operating income” and certain categories of “other income and expense” has been discontinued.
2.	Interest and other income, net gain from investment activities and other income, net are now classified as revenues.
3.	Interest expense is included in total expenses.

Acquisition

On August 8, 2007, we acquired the general partnership interests in the General Partners and New Icahn Management. These entities provide investment advisory and certain management services to the Private Funds but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

We entered into a Contribution and Exchange Agreement (the “Contribution Agreement”), dated as of August 8, 2007, with CCI Offshore Corp. (“CCI Offshore”), CCI Onshore Corp. (“CCI Onshore”), Icahn Management LP, a Delaware limited partnership (“Icahn Management” and together with CCI Offshore and CCI Onshore collectively referred to herein as the “Contributors”) and Carl C. Icahn. Pursuant to the Contribution Agreement, we acquired general partnership interests in Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”), acting as general partners of the Onshore Fund and the Offshore Master Funds (as defined below) managed and controlled by Mr. Icahn. Icahn Partners LP is referred to herein as the “Onshore Fund.” In addition, as referred to herein, the “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP (“Offshore Master Fund I”); (ii) Icahn Partners Master Fund II L.P. (“Offshore Master Fund II”) and (iii) Icahn Partners Master Fund III L.P. (“Offshore Master Fund III”). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”

The Offshore GP also acts as general partner of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.” We also acquired the general partnership interests in New Icahn

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 1 — Description of Business and Basis of Presentation  – (continued)

Management, a Delaware limited partnership, which is a newly formed management company that provides certain management and administrative services to the Private Funds.

The total initial consideration paid for the acquisition was $810 million of our depositary units based on the volume-weighted average price of our depositary units on the NYSE for the 20-trading-day period ending on August 7, 2007 (the day before the closing). In addition, we have agreed to make certain earn-out payments to the Contributors over a five-year period payable in additional depositary units based on our after-tax earnings from the General Partners and New Icahn Management subsequent to the acquisition, which includes both management fees and performance-based or incentive allocations paid by the Private Funds to New Icahn Management and the General Partners. There is a maximum aggregate earn-out (including any catch-up) of $1.121 billion, which is subject to achieving total after-tax earnings during the five-year period of at least $3.906 billion.

Prior to the acquisition of the Partnership Interests (as defined below) on August 8, 2007, CCI Offshore was the general partner of the Offshore GP, which, in turn, is the general partner of the Offshore Master Funds, each of which is a Cayman Islands exempted limited partnership. Offshore Master Fund I commenced investment operations on November 1, 2004 and each of Offshore Master Fund II and Offshore Master Fund III commenced operations in fiscal 2007. In addition, CCI Onshore was the general partner of the Onshore GP, which, in turn, is the general partner of the Onshore Fund, which is a Delaware limited partnership that commenced investment operations on November 1, 2004.

CCI Offshore contributed to us 100% of CCI Offshore’s general partnership interests in the Offshore GP (the “Offshore Partnership Interests”), and CCI Onshore contributed to us 100% of CCI Onshore’s general partnership interests in the Onshore GP (the “Onshore Partnership Interests”). The General Partners’ capital account with respect to the Offshore Partnership Interests and the Onshore Partnership Interests at the time of our acquisition aggregated $10 million.

Immediately prior to the execution and delivery of the Contribution Agreement, Icahn Management and New Icahn Management entered into an agreement pursuant to which Icahn Management contributed substantially all of its assets and liabilities, other than certain rights in respect of deferred management fees, to New Icahn Management in exchange for 100% of the general partnership interests in New Icahn Management. Such contribution included the assignment of certain management agreements with the Private Funds. Pursuant to the Contribution Agreement, Icahn Management contributed to us 100% of Icahn Management’s general partnership interests in New Icahn Management (the “New Icahn Management Partnership Interests” and, together with the Onshore Partnership Interests and the Offshore Partnership Interests, referred to herein as the “Partnership Interests”).

Prior to the formation of New Icahn Management, Icahn Management provided management and administrative services to the Private Funds. New Icahn Management currently provides management and administrative services to the Private Funds. As referred to herein, the term “Investment Management and GP Entities” include either Icahn Management (for the period prior to the acquisition on August 8, 2007) or New Icahn Management (for the period subsequent to the acquisition on August 8, 2007) and, in either case, the General Partners.

The consolidated Private Funds and the Investment Management and GP Entities are considered entities under common control with us. Accordingly, the accompanying consolidated financial statements and footnotes include the net assets and results of operations of the consolidated Private Funds and the Investment Management and GP Entities during the period of common control, commencing November 1, 2004. See Note 2, “Summary of Significant Accounting Policies,” for a discussion on principles of consolidation.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 1 — Description of Business and Basis of Presentation  – (continued)

Discontinued Operations

On November 17, 2006, within our former Gaming segment, our indirect majority owned subsidiary, Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Coast”), completed the sale to Pinnacle Entertainment, Inc. (“Pinnacle”) of the outstanding membership interests in ACE Gaming LLC (“ACE”), the owner of The Sands Hotel and Casino (“The Sands”), in Atlantic City, New Jersey, and 100% of the equity interests in certain subsidiaries of IEH that owned parcels of real estate adjacent to The Sands, including the Traymore site.

On November 21, 2006, within our former Oil and Gas segment, our indirect wholly owned subsidiary, AREP O & G Holdings LLC, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas LLC (“NEG Oil & Gas”), to SandRidge Energy, Inc. (“SandRidge”), formerly Riata Energy, Inc.

On April 22, 2007, within our former Gaming segment, American Entertainment Properties Corp. (“AEP”), our wholly owned indirect subsidiary, entered into an agreement to sell all of the issued and outstanding membership interests of American Casino and Entertainment Properties LLC (“ACEP”), which comprises our remaining gaming operations.

During the nine months ended September 30, 2007, within our Real Estate segment, five properties were reclassified to held for sale as they were subject to a contract or letter of intent. The operations of these properties were classified as discontinued operations.

On October 18, 2007, within our Home Fashion segment, our indirect majority owned subsidiary, WestPoint International Inc. (“WPI”), entered into an agreement to sell the inventory at substantially all of its 30 retail outlet stores. Therefore, the portion of the business related to the stores’ retail operations has been classified for all years presented as discontinued operations.

The financial position and results of these operations discussed above are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations.

Filing Status of Subsidiaries

National Energy Group, Inc. (“NEGI”) and Atlantic Coast are reporting companies under the Securities Exchange Act of 1934, as amended (the “34 Act”). In addition, ACEP voluntarily files annual, quarterly and current reports under the ’34 Act.

Note 2 — Summary of Significant Accounting Policies

a. Investment Management

The accounting policies and disclosures specifically related to the Investment Management segment are discussed in this section.

Principles of Consolidation

The consolidated financial statements include the accounts of Icahn Enterprises and its wholly and majority owned subsidiaries in which control can be exercised, in addition to those entities in which we have a substantive controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-05”), FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), and in SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries —

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

An Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18, and ARB No. 43 Chapter 12 (“SFAS No. 94”), with respect to our investments in partnerships and limited liability companies. All intercompany balances and transactions are eliminated.

The accompanying financial statements include the consolidated financial statements of the Investment Management and GP Entities and certain consolidated Private Funds during the periods presented. The Investment Management and GP Entities consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity pursuant to SFAS No. 94, (ii) they have a substantive controlling, general partner interest pursuant to EITF No. 04-05 or (iii) they are the primary beneficiary of a variable interest entity (a “VIE”) pursuant to FIN 46R. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

New Icahn Management, the Onshore GP and the Offshore GP are consolidated into Icahn Enterprises pursuant to SFAS No. 94 as Icahn Enterprises owns greater than 50% of the partnership interests in these entities. Icahn Enterprises has a substantive controlling, general partnership interest in these entities.

The Onshore Fund is consolidated into the Onshore GP, pursuant to EITF No. 04-05, which defines the criteria for determining whether a general partner controls a limited partnership when the limited partners have certain rights, such as“kick-out” rights. According to EITF No. 04-05, consolidation of a limited partnership by the general partner is required when these rights do not exist.

Offshore Master Fund I is consolidated into Icahn Fund Ltd. (the “Offshore Fund”). In addition, the Offshore Fund, Offshore Master Fund II, Offshore Master Fund III and, through October 1, 2006, Icahn Sterling Fund Ltd. (the “Sterling Fund”) are consolidated into the Offshore GP, pursuant to FIN 46R. On October 1, 2006, the Sterling Fund’s assets were contributed to the Offshore Fund. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, will absorb a majority of the VIE's expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we only own a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of September 30, 2007, the net asset value of the consolidated Private Funds on our balance sheet was $7.1 billion, while the net asset value of our investments in these consolidated funds was approximately $355.9 million. The majority ownership interests in these funds, which represent the portion of the consolidated net assets and net income attributable to the limited partners and shareholders for the periods presented, are reflected as non-controlling interests in consolidated entities — Investment Management in the consolidated balance sheets and as non-controlling interests in income of consolidated entities — Investment Management in the statements of operations. In addition, the management fees and incentive allocations earned by us from these funds have been eliminated in consolidation and are reflected on our financial statements as an increase in our allocated share of the net income from these funds. However, management fees earned from unconsolidated Private Funds are not eliminated in our consolidated financial statements.

Although the Private Funds are not investment companies within the meaning of the Investment Company Act of 1940, as amended, each of the consolidated Private Funds is, for purposes of U.S. GAAP, an investment company under the AICPA Audit and Accounting Guide — Investment Companies (the “AICPA Guide”). The Investment Management and GP Entities adopted Statement of Position No. 07-1, Clarification

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) as of January 1, 2007. SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Guide may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of SOP 07-1, (i) the Offshore GP lost its ability to retain specialized accounting pursuant to the AICPA Guide for either its equity method investment in Offshore Master Fund I or for its consolidation of the Offshore Fund, Offshore Master Fund II and Offshore Master Fund III, and (ii) the Onshore GP lost its ability to retain specialized accounting for its consolidation of the Onshore Fund, in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under SOP 07-1, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.

However, upon losing their ability to retain specialized accounting, the Investment Management and GP Entities applied SFAS No. 115, Accounting for Investments in Debt and Equity Securities (“SFAS No. 115”), to their investments held by the consolidated Private Funds in debt securities and in those equity securities with readily determinable fair values, as defined by that Statement, and classified such investments as available-for-sale securities and elected the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), and reclassified such securities as trading securities. For those equity securities that fall outside the scope of SFAS No. 115 because they do not have readily determinable fair values as defined by that Statement, the Investment Management and GP entities elected the fair value option pursuant to SFAS No. 159 and measured the fair value of such securities in accordance with the requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). For those investments in which the Investment Management and GP Entities would otherwise account for such investments under the equity method, the Investment Management and GP Entities, in accordance with their accounting policy, elected the fair value option pursuant to SFAS No. 159 for all such investments. The election of the fair value option pursuant to SFAS No. 159 was deemed to most accurately reflect the nature of our business relating to investments.

Derivative contracts entered into by the consolidated Private Funds continue to be accounted for pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 138”). These pronouncements require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. All changes in the fair values of derivatives held by the consolidated Private Funds are reported in earnings.

The management fees earned by New Icahn Management (and by Icahn Management prior to the acquisition on August 8, 2007) from consolidated entities and the incentive allocations earned by the Onshore GP and the Offshore GP from the Onshore Fund and the Offshore Master Funds, respectively, are eliminated in consolidation; however, the Investment Management and GP Entities’ allocated share of the net income from the Private Funds includes the amount of these eliminated fees. Accordingly, the consolidation of the Private Funds has no material net effect on the Investment Management and GP Entities’ earnings from the Private Funds.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

Cash and Cash Equivalents

We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash

Cash held at consolidated affiliated partnerships and restricted cash consists of (i) cash and cash equivalents held by the Onshore Fund and the Offshore Master Funds that, although not legally restricted, is not available to fund the general liquidity needs of the Investment Management and GP Entities or Icahn Enterprises and (ii) restricted cash relating to derivatives held on deposit.

Investments and Related Transactions

Investment Transactions and Related Investment Income.  Investment transactions of the Private Funds are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification methods. Realized and unrealized gains or losses on investments are recorded in the consolidated statements of operations. Interest income and expenses are recorded on an accrual basis and dividends are recorded on the ex-dividend date. Premiums and discounts on fixed income securities are amortized using the effective yield method.

Valuation of Investments.  Securities of the Private Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner.

Foreign Currency Transactions.  The books and records of the Private Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Private Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are included in the net realized gains (losses) from securities transactions and the net unrealized gains (losses) on securities positions.

Fair Values of Financial Instruments.  The fair values of the Private Funds’ assets and liabilities that qualify as financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, approximate the carrying amounts presented in the consolidated balance sheets.

Securities Sold, Not Yet Purchased.  The Private Funds may sell an investment they do not own in anticipation of a decline in the fair value of that investment. When the Private Funds sell an investment short, they must borrow the investment sold short and deliver it to the broker-dealer through which they made the short sale. A gain, limited to the price at which the Private Funds sold the investment short, or a loss, unlimited in amount, will be recognized upon the cover of the short sale.

Due From Brokers.  Due from brokers represents cash balances with the Private Funds’ clearing brokers. A portion of the cash at brokers is related to securities sold, not yet purchased; its use is therefore restricted until the securities are purchased. Securities sold, not yet purchased are collateralized by certain of the Private Funds’ investments in securities. Margin debit balances, which may exist from time to time, are collateralized by certain of the Private Funds’ investments in securities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

Derivatives

From time to time, the Private Funds enter into purchased and written option contracts, swap contracts, futures contracts and forward contracts and follow SFAS No. 133. This pronouncement establishes accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. Through September 30, 2007, we did not use hedge accounting and, accordingly, all unrealized gains and losses are reflected in our consolidated statements of operations.

Allocation of Net Profits and Losses in Consolidated Affiliated Partnerships

Net investment income and net realized and unrealized gains and losses on investments of the Private Funds are allocated to both the respective general partner and the limited partners or shareholders of the Private Funds based on the ratio of their respective capital balances at the beginning of each allocation period to the total capital of all partners or shareholders of the Private Funds. Such allocations made to the limited partners or shareholders of the Private Funds are represented as non-controlling interests in our consolidated statements of operations. The beginning of an allocation period is defined as the beginning of each fiscal year, the date of admission of any new partner or shareholder of the Private Funds or the date of any additional subscription or redemption by a partner or shareholder of the Private Funds. Upon the allocation to partners based on their respective capital balances, generally 25% of the capital appreciation (both realized and unrealized) allocated to the Investment Funds’ limited partners or lesser amounts for certain limited partners are then reallocated to the Investment Funds' General Partners. Such reallocation is referred to as the General Partners' incentive allocation. The total profits and losses allocated to the respective General Partners of the Investment Funds are included in the net income of the consolidated Investment Management and GP Entities (as either the Onshore GP or Offshore GP act as general partner to the Investment Funds) and are allocated in a manner consistent with the manner in which capital is allocated to the partners of the Investment Management and GP Entities as further discussed below.

Partners' Capital of the Investment Management and GP Entities

The Investment Management and GP Entities are each organized as a limited partnership formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. Limited partnership interests have been granted in the Investment Management and GP Entities to allow certain employees and individuals to participate in a share of the management fees and incentive allocations earned by the Investment Management and GP Entities. Prior to the completion of our acquisition of the Partnership Interests on August 8, 2007, all limited partnership admissions to the Investment Management and GP Entities were determined by the respective general partner entity of the Investment Management and GP Entities, each of which was principally owned by Mr. Icahn.

The Investment Management and GP Entities, individually, intend to be treated as partnerships for federal income tax purposes, and as such shall maintain a capital account for each of their partners. Each partner will be allocated an amount of the management fees and incentive allocations subject to, and as determined by, the provisions of each limited partner's respective agreements with each of the Investment Management and GP Entities. All other partnership profits and losses of each of the Investment Management and GP Entities will be allocated among the respective partners in each of the Investment Management and GP Entities pro rata in accordance with their respective capital accounts.

Income allocations to all partners in each of the Investment Management and GP Entities, except the general partner entity and any limited partnership interests held directly by Mr. Icahn, are accounted for as compensation expense as more fully described in Note 13, “Compensation Arrangements.” All amounts allocated to these partners' capital accounts and their respective capital contributions are included in accounts payable and accrued expenses and other liabilities on the consolidated balance sheets until those amounts are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

paid out in accordance with the terms of each respective partner's agreement. Payments made to the respective general partner and any limited partnership interests held by Mr. Icahn are treated as equity distributions.

Revenue Recognition

The Investment Management and GP Entities generate income from amounts earned pursuant to contractual arrangements with the Private Funds. Such amounts typically include an annual management fee of 2.5% of the net asset value before a performance-based, or incentive allocation of 25% of capital appreciation (both realized and unrealized) earned by the Investment Funds subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances. The Investment Management and GP Entities and their affiliates may also earn income through their principal investments in the Private Funds.

At the end of each fiscal year of the Onshore Fund (or sooner upon the occurrence of withdrawals), 25% of the capital appreciation (based on realized and unrealized gains and losses), if any, that is allocated to each capital account of a limited partner of the Onshore Fund (20% of the capital appreciation, if any, for certain limited partners) for such fiscal year is reallocated to the capital account of the Onshore GP subject to a loss carryforward provision as described in the Fourth Amended and Restated Limited Partnership Agreement of the Onshore Fund, dated as of February 1, 2007, as amended from time to time.

At the end of each fiscal year of the Offshore Master Funds and at certain other times, 25% of the capital appreciation (based on realized and unrealized gains and losses), if any, that is allocated to each capital account of a fee-paying limited partner of the Offshore Master Funds (20% in some cases) for such fiscal year shall be reallocated to the capital account of the Offshore GP subject to a loss carryforward provision as described in the applicable limited partnership agreement of each offshore master fund in effect at such time.

Prior to the acquisition on August 8, 2007, Icahn Management recognized management fee income in the period in which the related services were performed and in accordance with certain management agreements with each of the Onshore Fund, the Offshore Fund, Icahn Fund II Ltd. (“Offshore Fund II”), Icahn Fund III Ltd. (“Offshore Fund III” and, together with the Offshore Fund and Offshore Fund II, the “Offshore Funds”) and, through October 1, 2006, the Sterling Fund (collectively, the “Management Agreements”). Subsequent to the acquisition on August 8, 2007, New Icahn Management provides such management and administrative services to the Private Funds and recognizes management fee income in the period in which the related services are performed in accordance with the Management Agreements.

The general partner incentive allocations earned from the Onshore Fund and the Offshore Master Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“EITF Topic D-96”), and are allocated to the Onshore GP and the Offshore GP, respectively, at the end of the Onshore Fund’s and the Offshore Master Funds’ fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Onshore Fund’s and the Offshore Master Funds’ fiscal year at December 31.

The incentive allocations earned by the Onshore GP and the Offshore GP from the Onshore Fund and the Offshore Master Funds, respectively, and the management fees earned by New Icahn Management (and by Icahn Management prior to the acquisition on August 8, 2007) from consolidated Private Funds, are eliminated in consolidation; however, the Investment Management and GP Entities’ allocated share of the net income from the Private Funds includes the amount of these eliminated fees.

Income Taxes

Except as discussed below, no provision has been made for federal, state or local income taxes on the results of operations generated by partnership activities, as such taxes are the responsibility of the partners. Provision has

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

been made for federal, state or local income taxes on the results of operations generated by our corporate subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Icahn Management (and Icahn Management prior to the acquisition on August 8, 2007) is subject to a New York City Unincorporated Business tax (“UBT”), at a statutory rate of 4% on a portion of its income. UBT is accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). New Icahn Management accounts for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets are limited to amounts considered to be realizable in future periods. A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Compensation Arrangements

In December 2004, SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”) was issued. This accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. We have adopted SFAS No. 123R as of June 30, 2005.

The Investment Management and GP Entities have entered into agreements with certain of their employees whereby these employees have been granted rights to participate in a portion of the management fees and incentive allocations earned by the Investment Management and GP Entities, net of certain expenses, and subject to various vesting provisions. These rights are accounted for as liabilities in accordance with SFAS No.123R and remeasured at fair value each reporting period until settlement. See Note 13, “Compensation Arrangements,” for a further description of these arrangements.

b. Holding Company and Other Operations

The following section discusses the accounting policies and disclosures related to Icahn Enterprises and its other consolidated subsidiaries.

Sales of Subsidiary Stock

SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (“SAB 51”), provides guidance on accounting for the effect of issuances of a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) as either a gain or loss in the statement of operations or reflected as an equity transaction. In accordance with the election provided in SAB 51, we adopted a policy of recording such SAB 51 credits or charges directly to partners’ equity. As further discussed in Note 11, “Non-Controlling Interests”, during the quarter ended June 30, 2007, or the second quarter of fiscal 2007, we recognized certain SAB 51 charges to partners’ equity of approximately $6.1 million related to our investment in Atlantic Coast under our adopted policy.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

General Partnership Interest of Icahn Enterprises

The general partner’s capital account generally consists of its cumulative share of our net income less cash distributions plus capital contributions. Additionally, in acquisitions of common control companies accounted for at historical cost similar to a pooling of interests, the general partner’s capital account would be charged or credited in a manner similar to a distribution for the excess (or deficit) of the fair value of consideration paid over historical basis in the business acquired.

Capital Accounts, as defined under our Amended and Restated Agreement of Limited Partnership dated as of May 12, 1987, as amended from time to time (together with the partnership agreement of IEH, the “Partnership Agreement”), are maintained for our general partner and our limited partners. The Capital Account provisions of our Partnership Agreement incorporate principles established for U.S. federal income tax purposes and are not comparable to the equity accounts reflected under U.S. GAAP, in our financial statements. Under our Partnership Agreement, the general partner is required to make additional capital contributions to us upon the issuance of any additional depositary units in order to maintain a Capital Account balance equal to 1.99% of the total Capital Accounts of all partners.

Generally, net earnings for U.S. federal income tax purposes are allocated 1.99% and 98.01% between the general partner and the limited partners, respectively, in the same proportion as aggregate cash distributions made to the general partner and the limited partners during the period. This is generally consistent with the manner of allocating net income under our Partnership Agreement; however, it is not comparable to the allocation of net income reflected in our financial statements. Additionally, as discussed below, we elected to change the allocation of gains or losses on disposition of common control acquisitions accounted for as a pooling of interests.

According to the Partnership Agreement, in the event of our dissolution, after satisfying our liabilities, our remaining assets would be divided among our limited partners and the general partner in accordance with their respective percentage interests under the Partnership Agreement (i.e., 98.01% to the limited partners and 1.99% to the general partner). If a deficit balance still remains in the general partner's capital account after all allocations are made between the partners, the general partner would not be required to make whole any such deficit.

Change in Accounting Principle — Method of Allocating Gains and Losses Related to Dispositions of Common Control Acquisitions

In the third quarter of fiscal 2007, we elected to change our method of allocating gains and losses for financial reporting purposes related to dispositions of common control entities accounted for on an as-if pooling basis when acquired. Both the historical method and the new method are acceptable alternative principles under GAAP. The new method of allocating gains and losses from dispositions of common control acquisitions for financial reporting purposes would not affect the amounts distributable to the partners in accordance with their respective percentage interests under the Partnership Agreement (i.e., 98.01% to the limited partners and 1.99% to the general partner). This change in accounting principle was applied retrospectively in accordance with the provisions of SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”).

When we acquire an entity under common control, we will continue to reflect the acquired entity in a manner similar to a pooling of interests, as we have in the past. We will also continue to charge or credit the general partner's capital account with the difference between the consideration we pay for the entity and the predecessor basis prior to our acquisition.

Historically, upon later sale of the entity to a third party, the entire gain or loss, including cumulative gains and losses relating to periods prior to our acquisition of the entity, was allocated between the general partner and the limited partners in accordance with their respective percentage interests under the Partnership Agreement (i.e., 98.01% to the limited partners and 1.99% to the general partner).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

The newly adopted accounting principle only affects transactions involving the sale of a previously acquired common control entity. The newly adopted accounting principle allocates gain or loss for financial reporting purposes by first restoring the general partner's capital account for the charge or credit relating to prior periods recorded at the time of our acquisition and then allocating the remaining gain or loss among the general and limited partners in accordance with their respective percentage interests under the Partnership Agreement (i.e., 98.01% to the limited partners and 1.99% to the general partner).

The impact of this change in accounting principle only affects the financial statements for the year ended December 31, 2006, or fiscal 2006, related to the gains on sale of the former Oil and Gas segment as well as the Atlantic City operations from our former Gaming segment which occurred in the quarter ended December 31, 2006, or the fourth quarter of fiscal 2006. The following information details the financial statement line items for fiscal 2006 that were affected by the change in accounting principle, which includes amounts from the common control acquisition of the Partnership Interests made on August 8, 2007 as more fully described in Note 1, “Description of Business and Basis of Presentation.” Net earnings attributable to limited partners decreased from $782.9 million to $508.4 million while net earnings attributable to general partner increased from $275.6 million to $550.1 million. Total net earnings did not change. Basic and diluted net earnings per LP unit from discontinued operations decreased from $12.65 to $8.21, resulting in a decrease in basic and diluted earnings per LP unit from $12.68 to $8.24. Basic and diluted net earnings per LP unit from continuing operations of $0.03 did not change. In addition, partners' equity attributed to the limited partners decreased from $2.5 billion to $2.3 billion and partners' equity attributed to the general partner increased from $154.6 million to $429.1 million. Total partners' equity, which is 98.01% attributable to the limited partners pursuant to the Partnership Agreement, did not change.

c. Recently Issued Accounting Pronouncements

SFAS No. 155. On February 16, 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). The statement amends Statement No. 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS No.133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 155 as of January 1, 2007 did not have any impact on our consolidated financial statements.

EITF 06-3. In June 2006, the EITF issued EITF Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) (“EITF 06-3”), to clarify diversity in practice on the presentation of different types of taxes in the financial statements. EITF 06-3 concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for periods beginning after December 15, 2006. We present sales tax on a net basis in our consolidated financial statements, and the adoption of EITF 06-3 did not have any impact on our consolidated financial position, results of operations or cash flows.

FIN 48. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening partners’ equity. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. See Note 17, “Income Taxes,” for additional information.

SFAS No. 157. In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. We adopted SFAS No.157 as of January 1, 2007, in conjunction with the adoption of SFAS No. 159, as required. The adoption of SFAS No. 157 did not have any material impact on our consolidated financial statements.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning partners’ equity.

We adopted SFAS No. 159 as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone Systems Incorporated (“ImClone”). It is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting pursuant to APB 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). In the fourth quarter of fiscal 2006, we first applied the equity method of accounting to our investment in ImClone due to changes in ImClone’s board, resulting in our having the ability to exercise significant influence over ImClone. We believe that the quality of the earnings and the value of the investment that we report over time relating to our investment in ImClone are more accurately reflected by the market value methodology of SFAS No. 159 rather than the equity method of accounting. The equity method of accounting would require an appraisal of the fair values of ImClone’s assets and liabilities at the dates that we acquired shares of common stock of ImClone as well as future appraisals should there be any material indications of impairment. We believe that such an appraisal would be subjective given the nature of ImClone’s pharmaceutical operations.

As of the date of adoption, the carrying value of our investment in ImClone was approximately $164.3 million and the fair value of our investment was approximately $122.2 million. In accordance with the transition requirements of SFAS No. 159, we recorded a cumulative effect adjustment to beginning partners’ equity for the difference between the fair value and carrying value on the date of adoption, which reduced partners’ equity by approximately $42.2 million.

As a result of the adoption of SFAS No. 159, we are required to record unrealized gains or losses for the change in fair value of our investment in ImClone. During the three and nine months ended September 30, 2007, we recorded approximately $27.2 million and $66.5 million of unrealized gains, respectively, resulting from the change in the market value of ImClone’s stock which is recorded as a component of other income, net in the consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 2 — Summary of Significant Accounting Policies  – (continued)

We also applied the fair value option pursuant to SFAS No. 159 to our investment in Lear Corporation common stock to be consistent with the Private Funds’ accounting for its investment in Lear Corporation common stock.

As described below in our discussion of the impact of our early adoption of SOP 07-1, we also elected the fair value option for the investments in debt and equity securities held by our consolidated Private Funds.

SOP 07-1. In June 2007, SOP 07-1 was issued. SOP 07-1 addresses whether the accounting principles of the AICPA Guide may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, although early application is permitted. The Investment Management and GP Entities adopted SOP 07-1 as of January 1, 2007.

As discussed above, because the General Partners and their affiliates acquire interests for strategic operating purposes in certain of the same companies in which their subsidiary investment companies invest, they lose their ability to retain specialized accounting pursuant to the AICPA Guide. However, the Investment Management and GP Entities apply SFAS No. 115 to their investments held by the consolidated Private Funds in debt securities and in those equity securities with readily determinable fair values, as defined by that Statement, and classified such investments as available-for-sale securities and elected the fair value option pursuant to SFAS No. 159. For those equity securities that fall outside the scope of SFAS No. 115 because they do not have readily determinable fair values as defined by that Statement, the Investment Management and GP Entities elected the fair value option pursuant to SFAS No.159 and measured the fair value of such securities in accordance with the requirements of SFAS No. 157. For those investments in which the Investment Management and GP Entities would otherwise account for such investments under the equity method, the Investment Management and GP Entities, in accordance with their accounting policy, elected the fair value option pursuant to SFAS No. 159 for all such investments.

FSP FIN 39-1. On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (FIN 39). FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, although early application is permitted. We are currently evaluating the effect, if any, of the adoption of FSP FIN 39-1 on our consolidated financial statements.

FSP FIN 46(R)-7. In May 2007, the staff of the FASB issued FASB Staff Position on FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”). The staff position amends FIN 46R to indicate that investments accounted for at fair value in accordance with SOP 07-1 are not subject to consolidation under FIN 46R. The adoption of FSP FIN 46(R)-7 will require the Investment Management and GP Entities to apply consolidation provisions of FIN 46R to their consolidated entities that previously fell within the scope of the AICPA Guide. The adoption of FSP FIN 46(R)-7 will not have any material impact on our consolidated financial statements.

Note 3 — Operating Units

As of September 30, 2007, we have three principal operating businesses: Investment Management, Real Estate and Home Fashion. Additional financial information for these businesses is provided in Note 16, “Segment Reporting.”

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 3 — Operating Units  – (continued)

a. Investment Management

The entities in our Investment Management operations provide investment advisory and certain management services to the Private Funds, but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The Investment Management and GP Entities generally receive management fees and incentive allocations from the Private Funds. Management fees are generally 2.5% of the net asset value of certain Private Funds. Incentive allocations, which are primarily earned on an annual basis, are generally 25% of the net profits generated by the Private Funds that we manage. Therefore, investment management revenues will be affected by the combination of fee-paying assets under management, or AUM, and the investment performance of the Private Funds.

Summary financial information for our Investment Management operations as of September 30, 2007 and December 31, 2006 included in the consolidated balance sheets are as follows (in $000s):

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$4,095	$4,822
Cash held at consolidated affiliated partnerships and restricted cash	1,136,546	1,106,809
Securities owned, at fair value	5,585,669	2,757,229
Unrealized gains on derivative contracts, at fair value	55,855	80,216
Due from brokers	1,600,306	838,620
Other assets	154,003	27,460
Total assets	$8,536,474	$4,815,156
Accounts payable, accrued expenses and other liabilities	29,219	59,286
Deferred management fee payable	146,863	—
Subscriptions received in advance	23,336	66,030
Payable for purchases of securities	211,279	11,687
Securities sold, not yet purchased, at fair value	1,068,262	691,286
Unrealized losses on derivative contracts, at fair value	116,498	1,770
Total liabilities	$1,595,457	$830,059
Non-controlling interests in consolidated entities	$6,601,480	$3,628,470

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 3 — Operating Units  – (continued)

Summarized consolidated income statement information for our Investment Management operations for the three and nine months ended September 30, 2007 and 2006 included in the consolidated statements of operations is as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Management fees from related parties	$4,118	$—	$7,494	$—
Consolidated affiliated partnerships:
Realized gains — securities	174,281	50,623	689,762	536,870
Unrealized gains (losses) — securities	(177,746)	159,128	(43,308)	33,447
Realized gains (losses) — derivative contracts	(81,322)	(4,224)	22,126	(19,510)
Unrealized gains (losses) — derivative contracts	(48,865)	3,761	(114,357)	20,967
Interest, dividends and other income	51,023	18,816	132,640	44,894
Other income	98	95	405	221
	(78,413)	228,199	694,762	616,889
Costs and expenses:
Compensation	5,906	6,626	30,502	18,548
Shareholder actions	255	714	3,361	4,617
General and administrative	1,013	916	3,694	1,866
Consolidated affiliated partnerships:
Interest expense	4,141	2,178	13,686	6,784
Dividend expense	2,728	1,839	3,319	4,709
Financing expense	4,066	4,689	18,206	4,689
Other investment expenses	231	877	4,153	1,743
Other expenses	2,113	932	6,013	2,644
	20,453	18,771	82,934	45,600
Income (loss) before taxes and non-controlling interests in income of consolidated affiliated partnerships	(98,866)	209,428	611,828	571,289
Non-controlling interests in (income) loss of consolidated affiliated partnerships	94,276	(152,995)	(417,242)	(422,337)
Income tax expense	(1,571)	(398)	(3,175)	(1,076)
Net earnings (loss)	$(6,161)	$56,035	$191,411	$147,876

The General Partners’ incentive allocations earned from the Onshore Fund and the Offshore Master Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96 and are allocated to the Onshore GP and Offshore GP, respectively, at the end of the Onshore Fund’s and the Offshore Master Funds’ fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Onshore Fund’s and the Offshore Master Funds’ fiscal year. The management fees earned by New Icahn Management (and by Icahn Management prior to the acquisition on August 8, 2007) are calculated based on the net asset values of certain Private Funds and are accrued quarterly.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 3 — Operating Units  – (continued)

The table below reflects changes to the Private Funds’ AUM, for the nine months ended September 30, 2007 and 2006. Amounts presented are net of management fees and accrued incentive allocations and include deferred balances and amounts invested by us and certain other affiliated parties for which we are charged no management fees and pay no incentive allocations for the periods presented. Accordingly, the amounts presented below are not the amounts used to calculate management fees for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$6,361,407	$3,153,985	$4,019,993	$2,646,652
Net in-flows	848,411	81,597	2,468,035	219,760
Appreciation (depreciation)	(105,453)	212,202	616,337	581,372
	$7,104,365	$3,447,784	$7,104,365	$3,447,784
Fee-paying AUM	$5,138,328	$2,790,580	$5,138,328	$2,790,580

The table below presents amounts of gross management fees and incentive allocations earned before related eliminations for the periods stated (in $000):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Management Fees:
Consolidated funds:
Onshore Fund	$9,633	$5,449	$25,292	$14,969
Offshore Funds	15,934	15,025	62,743	39,432
Unconsolidated offshore funds	4,118	—	7,494	—
Total	$29,685	$20,474	$95,529	$54,401
Incentive Allocations:
Onshore Fund	$(10,826)	$13,030	$28,770	$38,516
Offshore Master Funds	(14,961)	25,891	65,952	66,092
Total	$(25,787)	$38,921	$94,722	$104,608

b. Real Estate

Our Real Estate operations consists of rental real estate, property development and associated resort activities. As of September 30, 2007 and December 31, 2006, our rental real estate operations owned 33 and 37 rental real estate properties, respectively. These primarily consist of fee and leasehold interests in real estate in 16 states as of September 30, 2007 and 19 states as of December 30, 2006. Most of these properties are net-leased to single corporate tenants. Approximately 85% of these properties are currently net-leased, 3% are operating properties and 12% are vacant. For the three and nine months ended September 30, 2007, rental real estate recorded an asset impairment charge totaling approximately $0.73 million for three properties. For the nine months ended September 30, 2006, an asset impairment charge totaling approximately $0.16 million was recorded for two properties.

Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family houses, multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 3 — Operating Units  – (continued)

approximately 400 and 1,000 units of residential housing, respectively. Both developments operate golf and resort activities as well. We are also developing residential communities in Naples, Florida and Westchester County, New York.

For the nine months ended September 30, 2007, our property development operations recorded an asset impairment charge of approximately $1.8 million related to certain condominium land in our Oak Harbor, Florida subdivision caused by the current slowdown in residential sales. There were no impairment charges for the nine months ended September 30, 2006.

The three related operating lines of our Real Estate operations are all individually immaterial and have been aggregated for purposes of presenting their financial results as set forth below.

The following is a consolidated summary of our Real Estate operating unit property and equipment as of September 30, 2007 and December 31, 2006 included in the consolidated balance sheets (in $000s):

	September 30, 2007	December 31, 2006
Rental properties	$103,417	$112,505
Property development	109,691	126,537
Resort properties	43,020	44,932
Total real estate	$256,128	$283,974

Summarized income statement information attributable to our continuing Real Estate operations for the three and nine months ended September 30, 2007 and 2006 included in the consolidated statements of operations is as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental real estate	$3,343	$3,393	$10,205	$10,061
Property development	17,321	19,914	50,202	69,149
Resort activities	9,692	9,211	23,210	22,106
Total revenues	30,356	32,518	83,617	101,316
Expenses:
Rental real estate	1,594	1,228	4,502	3,017
Property development	15,578	17,887	46,263	53,837
Resort activities	8,194	8,032	22,651	21,381
Total expenses	25,366	27,147	73,416	78,235
Income from continuing operations before income taxes and non-controlling interests in income of consolidated entities	$4,990	$5,371	$10,201	$23,081

c. Home Fashion

We conduct our Home Fashion operations through our majority ownership in WPI, a manufacturer and distributor of home fashion consumer products. WPI markets a broad range of manufactured and sourced bed, bath and basic bedding products.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 3 — Operating Units  – (continued)

The following are consolidated summary balance sheets for our Home Fashion operating unit as of September 30, 2007 and December 31, 2006, as included in the consolidated balance sheets (in $000s):

	September 30, 2007	December 31, 2006
Cash	$75,705	$178,464
Inventories, net	233,865	245,502
Assets held for sale	33,868	23,838
Property plant and equipment, net	189,237	200,382
Intangible and other assets	190,176	181,652
Total assets	$722,851	$829,838
Accrued expenses and other liabilities	$128,871	$99,989
Long-term debt	10,124	10,600
Total liabilities	$138,995	$110,589
Non-controlling interests in consolidated entities	$127,136	$178,843

Summarized income statement information for the three and nine months ended September 30, 2007 and 2006 included in the consolidated statements of operations is as follows ($000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$183,360	$223,066	$531,109	$672,350
Expenses:
Cost of sales	177,912	211,047	529,996	643,504
Selling, general and administrative expenses	28,218	31,650	87,427	100,327
Restructuring and impairment charges	14,041	3,348	38,735	33,686
Loss from continuing operations before income taxes and non-controlling interest	$(36,811)	$(22,979)	$(125,049)	$(105,167)

The following is a table of a breakdown of depreciation expense for the periods indicated in ($000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Depreciation expense included in cost of sales	$1,924	$4,747	$9,146	$21,056
Depreciation expense included in general and administrative expenses	706	1,290	2,584	4,360
Total depreciation expense	$2,630	$6,037	$11,730	$25,416

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), indefinite-lived intangible assets are not amortized, but are subject to impairment testing annually or when indicators of impairment are present. The identifiable intangible assets in our Home Fashion operating unit consist of trademarks acquired by WPI. These include Martex, Vellux, Grand Patrician, WestPoint and Utica. As of September 30, 2007, WPI believes that the decrease in the sales of branded home fashion products is of a long-term nature resulting in an impairment in the carrying value of WPI’s trademarks. As of September 30, 2007, WPI recorded an impairment charge of $3.0 million, reducing the fair value of the trademarks to $20.4 million. In accordance with its annual assessments, WPI will continue to review the value of this intangible asset every quarter.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 3 — Operating Units  – (continued)

We intend to close substantially all of our retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, we entered into an agreement to sell the inventory at substantially all of WPI’s retail stores. In accordance with SFAS No. 144, we have classified the retail outlet stores business as discontinued operations for all periods presented.

Restructuring efforts continued during the third quarter of fiscal 2007. WPI recorded charges related to asset impairment associated with closing certain of its plants in the United States. Total expenses for the three months ended September 30, 2007 include $2.6 million of fixed asset impairment, $3.9 million of machinery parts impairment and $4.6 million in restructuring charges, of which approximately $1.0 million relate to severance and $3.6 million relate to continuing costs of closed plants. Additionally, WPI reduced the fair value of the trademarks and recorded intangible asset impairment charges of $3.0 million. Total expenses for the three months ended September 30, 2006 include $3.3 million in restructuring charges, of which approximately $0.2 million relate to severance and $3.1 million relate to continuing costs of closed plants.

Total expenses for the nine months ended September 30, 2007 include $18.0 million of fixed asset impairment, $3.9 million of machinery parts impairment and $13.9 million in restructuring charges, of which approximately $4.8 million relates to severance and $9.1 million relates to continuing costs of closed plants. Additionally, WPI reduced the fair value of the trademarks and recorded intangible asset impairment charges of $3.0 million. Total expenses for the nine months ended September 30, 2006 include $26.5 million of fixed asset impairment and $7.1 million in restructuring charges of which approximately $1.5 million relates to severance and $5.6 million relates to continuing costs of closed plants.

Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of the accrued liability balance was $1.2 million as of December 31, 2006. During the nine months ended September 30, 2007, we incurred additional restructuring costs of $13.9 million, and $14.1 million was paid during this period. As of September 30, 2007, the accrued liability balance was $1.0 million, which is included in other accrued liabilities in our consolidated balance sheet.

Total cumulative impairment and restructuring charges for the period from our acquisition of WPI on August 8, 2005 through September 30, 2007 were $86.0 million.

To improve WPI’s competitive position, WPI intends to continue to restructure its operations to significantly reduce its cost of sales by closing certain plants located in the United States, sourcing goods from lower-cost overseas facilities and, potentially, acquiring manufacturing facilities outside of the United States. WPI has incurred impairment charges to write-down the value of WPI plants taken out of service to their estimated realizable value. We expect that restructuring charges will continue to be incurred throughout fiscal 2007 and into fiscal 2008. WPI expects to incur additional restructuring costs over the next twelve months relating to the current restructuring plan in the range of $15.0 million and $20.0 million.

Ongoing litigation may result in our ownership of WPI being reduced to less than 50% as described in Part I, Item 3 of our 2006 Annual Report filed with the SEC on March 6, 2007, as supplemented in Part II, Item 1 of this Quarterly Report on Form 10-Q. For a further description, also see Note 18, “Commitments and Contingencies.”

Note 4 — Discontinued Operations and Assets Held for Sale

American Casino & Entertainment Properties LLC

On April 22, 2007, AEP, a wholly owned indirect subsidiary of Icahn Enterprises, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman, Sachs & Co., to sell all of the issued and outstanding membership interests of ACEP, which comprises all of our remaining gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 4 — Discontinued Operations and Assets Held for Sale  – (continued)

agreement. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premium due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. With this transaction, we anticipate realizing a gain of approximately $0.57 billion on our investments in ACEP, after income taxes. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction by the end of the first quarter of fiscal 2008; however, there can be no assurance that we will be able to consummate the transaction.

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

On November 21, 2006, pursuant to an agreement dated October 25, 2006 among IEH, NEG Oil & Gas and NEGI, NEGI sold its membership interest in NEG Holding LLC to NEG Oil & Gas for consideration of approximately $261.1 million in cash. Of that amount, $149.6 million was used to repay the principal and accrued interest on the NEGI 10.75% senior notes due 2007, all of which were held by us.

The Sands and Related Assets

On November 17, 2006, Atlantic Coast, ACE, IEH and certain other entities owned by or affiliated with IEH completed the sale to Pinnacle of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of IEH that own parcels of real estate adjacent to The Sands, including 7.7 acres known as the Traymore site. We owned, through subsidiaries, approximately 67.6% of Atlantic Coast, which owned 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of IEH for subsidiaries that owned the Traymore site and the adjacent properties. $51.8 million of the amount paid to Atlantic Coast was deposited into escrow to fund indemnification obligations, of which $50 million related to claims of creditors and stockholders of GB Holdings, Inc. (“GB Holdings”), a holder of stock in Atlantic Coast. On February 22, 2007, we resolved all outstanding litigation involving GB Holdings, resulting in a release of all claims against us. As a result of the settlement, our ownership of Atlantic Coast increased from 67.6% to 96.9% and $50.0 million of the amount placed into escrow was released to us. In the second quarter of fiscal 2007, we and several other investors exercised warrants to purchase shares of common stock of Atlantic Coast, resulting in an increase of the minority interest in Atlantic Coast and a decrease in our ownership to 94.2%. Additionally, this resulted in a SAB 51 charge of $6.1 million to partners’ equity.

Real Estate

Operating properties from our rental real estate operations are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 have been reclassified to conform to the current classification of properties. Additionally, cash flows for the nine months ended September 30, 2007 and 2006 have also been reclassified for such properties classified as discontinued operations. During the nine months ended September 30, 2007, five properties were reclassified to discontinued properties held for sale.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 4 — Discontinued Operations and Assets Held for Sale  – (continued)

Home Fashion

We intend to close substantially all of WPI’s retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, we entered into an agreement to sell the inventory at substantially all of WPI’s retail stores. As a result, we reclassified approximately $15.1 million of losses relating to the operations of the stores to discontinued operations, inclusive of asset impairments and restructuring charges of $13.6 million, during the third quarter of fiscal 2007 of impairment charge was based upon an estimate of the overall outcome of this decision. In accordance with SFAS No. 144, we have reported the retail outlet stores business as discontinued operations for all periods presented.

Results of Discontinued Operations and Assets Held for Sale

The financial position and results of operations described above are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144.

A summary of the results of operations for our discontinued operations for the periods indicated are as follows (in $000s) consolidated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Oil and Gas	$—	$135,578	$—	$330,476
Gaming	109,367	141,297	336,393	402,795
Home Fashion – retail stores	16,010	17,390	44,654	48,744
Real Estate	997	1,857	3,804	5,606
Total revenues	$126,374	$296,122	$384,851	$787,621
Income from discontinued operations:
Oil and Gas	$—	$89,343	$—	$200,859
Gaming	23,410	(1,033)	77,956	33,445
Home Fashion – retail stores	(15,129)	(1,368)	(18,908)	(5,478)
Real Estate	913	1,403	3,228	3,984
Total income from discontinued operations before income taxes, interest and other income	9,194	88,345	62,276	232,810
Interest expense	(4,649)	(10,426)	(16,086)	(31,663)
Interest and other income	660	2,261	19,994	7,332
Income tax (expense)/benefit	(433)	31,243	(15,665)	13,390
Income from discontinued operations	4,772	111,423	50,519	221,869
Minority interests	4,959	(10,833)	4,428	(9,326)
Gain on sales of discontinued operations, net of income taxes	7,660	4,901	21,686	6,460
	$17,391	$105,491	$76,633	$219,003

Interest and other income for the three and nine months ended September 30, 2007 includes approximately $8.3 million relating to a real estate tax refund received by Atlantic Coast and approximately $10.1 million representing the net gain on the settlement of litigation relating to GB Holdings.

The gain on sales of discontinued operations in the nine months ended September 30, 2007 includes approximately $12.4 million of gain on sales of real estate and $9.3 million relating to the working capital

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 4 — Discontinued Operations and Assets Held for Sale  – (continued)

adjustment to the gain recorded on the sale of our Oil and Gas segment in November 2006. In accordance with SFAS No. 144, we ceased depreciation on the fixed assts of ACEP in the second quarter of fiscal 2007. The amount of the depreciation and amortization not expensed by us approximated $9.2 million and $18.2 million for the three and nine months ended September 30, 2007, respectively.

A summary of assets of discontinued operations held for sale and liabilities of discontinued operations held for sale as of September 30, 2007 and December 31, 2006 is as follows (in $000) consolidated:

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$87,911	$54,912
Trade, notes and other receivables	6,725	6,752
Property, plant and equipment	489,913	422,715
Other assets	61,729	115,576
Assets of discontinued operations held for sale	$646,278	$599,955
Accounts payable and accrued expenses	$55,112	$54,267
Long-term debt	257,455	257,825
Other liabilities	2,328	5,993
Liabilities of discontinued operations held for sale	$314,895	$318,085

Note 5 — Related Party Transactions

All related party transactions are reviewed and approved by our Audit Committee. Where appropriate, our Audit Committee will obtain independent financial advice and consult with outside counsel on related party transactions.

a. Investment Management

On August 8, 2007, in a related party transaction, we acquired the general partnership interests in the General Partners, acting as general partners of the Onshore Fund and the Offshore Master Funds managed and controlled by Carl C. Icahn, and the general partnership interests in New Icahn Management, the newly formed management company that provides certain management and administrative services to the Private Funds. The General Partners also act as general partners of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds and that, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds. See Note 1, “Description of Business and Basis of Presentation” for further discussion of the acquisition.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for periods prior to the acquisition are restated on a consolidated basis. Additionally, prior to acquisition, the earnings, losses, capital contributions and distributions of the acquired entities are allocated to the general partner as an adjustment to equity, and the consideration paid is shown as a reduction to the general partner’s capital account.

We, along with the Private Funds, entered into an agreement (the “Covered Affiliate Agreement”), simultaneously with the closing of the transactions contemplated by the Contribution Agreement, pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date of the initial launch of the Private Funds, and companies in which we had an interest as of the date of acquisition on August 8, 2007. We and our subsidiaries, either alone or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 5 — Related Party Transactions – (continued)

acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions, or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. The terms of the Covered Affiliate Agreement may be amended, modified or waived with the consent of us and each of the Private Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Private Funds may (with our consent) amend, modify or waive any provision of the Covered Affiliate Agreement with respect to any particular transaction or series of related transactions.

We have also entered into an employment agreement (the “Icahn Employment Agreement”) with Mr. Icahn pursuant to which, over a five-year term, Mr. Icahn will serve as Chairman and Chief Executive Officer of New Icahn Management, in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. During the employment term, we will pay Mr. Icahn an annual base salary of $900,000 and an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on AUM by the Investment Management and GP Entities. The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of the Investment Management and GP Entities).

Fifty percent of all bonus amounts payable by us and New Icahn Management shall be subject to mandatory deferral and treated as though invested in the Private Funds and as though subject to a 2% annual management fee (but no incentive allocation). Such deferred amounts shall be subject to vesting in equal annual installments over a three-year period commencing from the last day of the year giving rise to the bonus. Amounts deferred generally are not subject to acceleration and unvested deferred amounts shall be forfeited if Mr. Icahn ceases to be employed under his employment agreement, provided that all deferred amounts shall vest in full and be payable in a lump sum payment thereafter if the employment of Mr. Icahn is terminated by us without Cause or Mr. Icahn terminates his employment for Good Reason, as such terms are defined in the Icahn Employment Agreement, or upon Mr. Icahn’s death or disability during the employment term. In addition, upon Mr. Icahn’s completion of service through the end of the employment term, Mr. Icahn will also vest in full in any mandatory deferrals. Vested deferred amounts (and all deferred returns, earnings and profits thereon) shall be paid to Mr. Icahn within 60 days following the vesting date. Returns on amounts subject to deferral shall also be subject to management fees charged by New Icahn Management.

The Investment Management and GP Entities provide investment advisory and certain management services to the Private Funds. The Investment Management and GP Entities do not provide investment advisory or other management services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. See Note 2, “Summary of Significant Accounting Policies — Revenue Recognition,” for a further description of the management fees and incentive allocations earned by the Investment Management and GP Entities with respect to these services.

The Onshore GP may, in its sole discretion, elect to reduce or waive the incentive allocation with respect to the capital account of any limited partner of the Onshore Fund. For the three months ended September 30, 2007, an incentive allocation which was previously accrued was reversed in the amount of $10.8 million due to the negative performance of the Private Funds. For the three months ended, September 30, 2006, an incentive allocation of $13.0 million was accrued. For the nine months ended September 30, 2007 and 2006, an incentive allocation of $28.8 million and $38.5 million, respectively, was accrued. Such amounts are eliminated in our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 5 — Related Party Transactions – (continued)

The Offshore GP may, in its sole discretion, elect to reduce or waive the incentive allocation with respect to the capital account of any limited partner of the Offshore Master Funds. For the three months ended September 30, 2007, an incentive allocation, which was previously accrued from certain Offshore Master Funds, was reversed in the amount of $16.4 million due to the negative performance of certain Private Funds. This reversal was partially offset by incentive allocations of $1.4 million which were earned in other Private Funds. For the three months ended, September 30, 2006, an incentive allocation of $25.9 million was accrued. For the nine months ended September 30, 2007 and 2006, an incentive allocation of $66.0 million and $66.1 million, respectively, was accrued. Such amounts are eliminated in our consolidated financial statements.

As described in further detail in Note 2, “Summary of Significant Accounting Policies — Revenue Recognition,” pursuant to the Management Agreements, New Icahn Management typically is entitled to receive certain quarterly management fees. From August 8, 2007 through September 30, 2007, New Icahn Management earned $21.4 million in such management fees. Such amounts received from the Onshore Fund and the consolidated Offshore Funds are eliminated in our consolidated financial statements.

In addition, pursuant to the provisions of a deferred fee arrangement, Icahn Management was eligible to defer receipt of all or a portion of the management fee earned from the Offshore Funds during a particular fiscal quarter in a fiscal year, and to have a portion or all of the deferred fee invested either in the same manner as the applicable Offshore Fund’s other assets, or in another manner approved by both the applicable Offshore Fund and Icahn Management. The value of such deferred amounts constitutes a liability of the applicable Offshore Fund to Icahn Management. Any amounts invested under the provisions of the deferred fee arrangement continue for all purposes to be part of the general assets of the applicable Offshore Funds and generally earn the same return as other investors (except where fees are waived), and Icahn Management has no proprietary interest in any such assets. At September 30, 2007, the balance of deferred management fees payable to Icahn Management was $146.9 million.

Icahn Management elected to defer an aggregate of 94% and 95% of the management fees from the Offshore Funds and such amounts remain invested in the applicable Offshore Funds for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the amounts of management fees elected to be deferred were $51.5 million and $27.9 million, respectively; in addition, the appreciation earned thereon was $13.8 million and $9.5 million, for the same corresponding periods.

Under separate deferred compensation employment agreements, certain employees are entitled to receive a percentage of the management fees, as defined in their agreements. As of September 30, 2007, deferred compensation related to management fees of Icahn Management amounted to $12.3 million, which included appreciation since inception on such deferred amounts of $2.8 million. As of December 31, 2006, deferred compensation related to management fees amounted to $6.7 million, which included appreciation since inception on such deferred amounts of $1.7 million. See Note 13, “Compensation Arrangements,” for additional information regarding these agreements.

Icahn & Co. LLC and certain other entities beneficially owned by Carl C. Icahn and affiliates of Icahn Management (collectively “Icahn Affiliates”) have paid for the salaries and benefits of employees who perform various functions including accounting, administrative, investment, legal and tax services. Under a separate expense-sharing agreement, Icahn Affiliates have charged Icahn Management (for periods prior to the acquisition on August 8, 2007) and New Icahn Management (for periods subsequent to the acquisition on August 8, 2007) for a portion of these expenses. For the three months ended September 30, 2007 and 2006, the amounts charged to Icahn Management and New Icahn Management in the aggregate were $3.1 million and $2.1 million, respectively. For the nine months ended September 30, 2007 and 2006, the amounts charged to Icahn Management and New Icahn Management in the aggregate were $9.4 million and $5.8 million,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 5 — Related Party Transactions – (continued)

respectively. Management believes that all allocated amounts are reasonable based upon the nature of the services provided (e.g. occupancy, salaries and benefits).

Icahn Affiliates have paid rent for the occupancy of space shared with the Investment Management and GP Entities. Icahn Management (for the periods prior to the acquisition on August 8, 2007) and New Icahn Management (for periods subsequent to the acquisition on August 8, 2007) were charged an aggregate of $.3 million and $.4 million for the three months ended September 30, 2007 and 2006, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. See Note 5 b, Holding Company and Other Operations, below for additional information regarding allocations between the Holding Company and the Investment Management and GP Entities for the period subsequent to the acquisition on August 8, 2007.

In addition, certain expenses borne by the Investment Management and GP Entities have been reimbursed by Icahn Affiliates, as appropriate and when such expenses were incurred. The expenses included investment-specific expenses for investments acquired by both the Private Funds and Icahn Affiliates which are allocated based on the amounts invested by each party, as well as investment management-related expenses which are allocated based on estimated usage agreed upon by both the Investment Management and GP Entities and the Icahn Affiliates.

Icahn Sourcing, LLC, (“Icahn Sourcing”), is an entity formed and controlled by Mr. Icahn in order to leverage the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

b. Holding Company and Other Operations

In July 2005, we entered into a license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet of office space. The license agreement was amended effective August 8, 2007 to reflect an increase in our portion of the office space to approximately 4,246 square feet, or approximately 64.76% of the total space leased to the affilate (of which 3,125 is allocated to the Investment Management and GP Entities). Under the amended license agreement, effective August 8, 2007, the monthly base rent is approximately $147,500, of which approximately $39,000 is allocated to the Holding Company and approximately $108,500 is allocated to the Investment Management and GP Entities. We also pay 64.76% of the additional rent payable under the license agreement which is allocated 17.10% to the Holding Company and 47.66% to the Investment Management and GP Entities. The license agreement expires in May 2012. Under the amended agreement, base rent is subject to increases in July 2008 and December 2011. Additionally, we are entitled to certain annual rent credits each December through December 2011. For the three months ended September 30, 2007 and 2006, we paid rent of approximately $40,000 and $54,000 respectively. For the nine months ended September 30, 2007 and 2006, we paid rent of approximately $108,000 and $139,000, respectively.

An affiliate occupies a portion of certain office space leased by us. Monthly payments from the affiliate for the use of the space began on October 12, 2006. For the three and nine months ended September 30, 2007, we received $20,000 and $60,000, respectively, for the use of such space.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 5 — Related Party Transactions – (continued)

For the three months ended September 30, 2007 and 2006, we paid $124,000 and $189,000, respectively, to XO Holdings, Inc., formerly known as XO Communications, Inc., an affiliate of our general partner, for telecommunication services. For the nine months ended September 30, 2007 and 2006, these charges were $439,000 and $607,000, respectively.

An affiliate provided certain professional services to WPI for which WPI incurred charges of approximately $97,000 and $57,000 for the three months ended September 30, 2007 and 2006, respectively, and $346,000 and $196,000 for the nine months ended September 30, 2007 and 2006, respectively.

We provide certain professional services to affiliates for which we charged $225,000 and $219,000 for the three months ended September 30, 2007 and 2006, respectively, and $550,000 and $479,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, accrued expenses and other liabilities in the consolidated balance sheets included to be applied to our charges to the affiliate for services to be provided to it.

As of September 30, 2007, affiliates of Mr. Icahn owned 10,304,013 of our preferred units and 64,288,061 of our depositary units, which represented approximately 86.5% and 91.2% of our outstanding preferred units and depositary units, respectively.

Note 6 — Investments and Related Matters

a. Investment Management

Securities owned, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes our securities owned, securities sold, not yet purchased and unrealized gains and losses on derivatives (in $000s) consolidated:

	September 30, 2007		December 31, 2006
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Securities owned, at fair value:
Common stock	$4,370,989	$4,744,147	$1,929,634	$2,230,569
Convertible preferred stock	30,400	35,855	30,400	39,064
Call options	259,566	284,299	221,740	347,840
Put options	24,481	22,072	—	—
REITs	—	—	123,971	127,063
Corporate debt	498,597	494,979	6,434	6,960
Warrants	2,214	4,317	2,214	5,733
Total securities owned, at fair value	$5,186,247	$5,585,669	$2,314,393	$2,757,229
Securities sold, not yet purchased, at fair value:
Common stock	$981,325	$1,054,714	$422,256	$483,122
Put options	5,551	5,662	195	—
REITs	—	—	75,836	81,784
Corporate debt	14,983	7,886	126,491	126,380
Total securities sold, not yet purchased, at fair value	$1,001,859	$1,068,262	$624,778	$691,286
Unrealized gains on derivative contracts, at fair value:	$—	$55,855	$—	$80,216
Unrealized losses on derivative contracts, at fair value:	$—	$116,498	$—	$1,770

As discussed in Note 2, “Summary of Significant Accounting Policies,” upon the adoption of SOP 07-1, the Investment Management and GP Entities lost their ability to retain specialized accounting pursuant to the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 6 — Investments and Related Matters  – (continued)

AICPA Guide. For those investments (i) that were deemed to be available-for-sale securities, (ii) that fall outside the scope of SFAS No. 115 or (iii) that the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option pursuant to SFAS No. 159. The application of the fair value option pursuant to SFAS No. 159 is irrevocable. The Private Funds record unrealized gains and losses for the change in the fair value of these securities as a component of net gain from investment activities in the consolidated statements of operations.

The following table summarizes those investments for which the Private Funds would otherwise apply the equity method of accounting under APB 18. The Private Funds applied the fair value option pursuant to SFAS No. 159 to such investments through September 30, 2007 (in $000s) as included in table below:

Investment	Private Funds Stock Ownership Percentage	Fair Value September 30, 2007	Gains (Losses)
			Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Adventrx Pharmaceuticals Inc.	3.86%	$8,891	$103	$(1,315)
BKF Capital Group Inc.	8.72%	1,669	63	(661)
Blockbuster Inc.	7.03%	70,932	13,924	512
Lear Corporation	12.45%	308,030	(33,682)	24,662
WCI Communities Inc.	11.45%	28,851	(51,488)	(64,867)
		$418,373	$(71,080)	$(41,669)

Private Funds assess the applicability of APB 18 to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those affiliates of Icahn Enterprises.

Investments in Variable Interest Entities

The Investment Management and GP Entities consolidate certain VIEs when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of the consolidated VIEs are primarily classified within cash and cash equivalents and securities owned, at fair value in the consolidated balance sheets. The liabilities of the consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, subscriptions received in advance and redemptions payable in the consolidated balance sheets and are non-recourse to the Investment Management and GP Entities’ general credit.

The consolidated VIEs consist of the Offshore Fund and each of the Offshore Master Funds, whose purpose and activities are further described in Note 1, “Description of Business and Basis of Presentation.” The Investment Management and GP Entities sponsored the formation of and manage each of these VIEs and, in some cases, have a principal investment therein.

The following table presents information regarding interests in VIEs for which the Investment Management and GP Entities hold a variable interest as of September 30, 2007 (in $000s) consolidated:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 6 — Investments and Related Matters  – (continued)

	Investment Management and GP Entities are Primary Beneficiary			Investment Management and GP Entities are Not Primary Beneficiary
	Net Assets	Investment Management and GP Entities' Interests	Pledged Collateral(1)	Net Assets	Investment Management and GP Entities' Interests
Offshore Fund and Offshore Master Funds	$4,304,866	$7,746	$272,691	$632,170	$225

(1)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.

b. Holding Company and Other Operations

Investments consist of the following (in $000s) consolidated:

	September 30, 2007		December 31, 2006
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
	(Unaudited)
Available for Sale
Marketable equity and debt securities	$177,287	$181,143	$242,080	$265,411
Other investments	104,458	105,445	247,674	249,708
Total available for sale	281,745	286,588	489,754	515,119
Investment in ImClone Systems, at fair value	122,122	188,660	146,794	164,306
Investment in Lear Corporation, at fair value	12,500	10,772	—	—
Other securities	15,585	15,584	15,627	15,627
Total investments	$431,952	$501,604	$652,175	$695,052

As of September 30, 2007, the Holding Company invested $234.0 million in the Onshore Fund, which is eliminated in consolidation. As described in Note 19, subsequent to September 30, 2007, the Holding Company invested an additional $466.0 million in the Onshore Fund, for a total of $700.0 million, for which no management fees or incentive allocations are applicable.

Investment in Lear Corporation

On February 9, 2007, we, through a wholly owned subsidiary, entered into an agreement and plan of merger (as amended on July 9, 2007), or the merger agreement, pursuant to which we would acquire Lear Corporation, or Lear. On July 16, 2007, at Lear’s 2007 Annual Meeting of Stockholders, the merger did not receive the affirmative vote of the holders of a majority of the outstanding shares of Lear’s common stock. As a result, the merger agreement terminated in accordance with its terms. As required by the merger agreement, in connection with the termination, Lear paid to our subsidiary a break-up fee of $12.5 million in cash and issued to the subsidiary 335,570 shares of Lear’s common stock, resulting in a net gain of $21.4 million recorded in the third quarter. As discussed in Note 18, “Commitments and Contingencies,” we remain a party to an action filed in the Court of Chancery of the State of Delaware challenging the payment to us of a break-up fee as provided in the merger agreement.

In the third quarter of fiscal 2007, we adopted the fair value option pursuant to SFAS No. 159 to Lear Corporation common stock which became eligible for the fair value option at the time we first recognized it in our consolidated financial statements. We have adopted SFAS No. 159 to our investment in Lear Corporation common stock to be consistent with the Private Funds’ accounting for their investment in Lear Corporation

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 6 — Investments and Related Matters  – (continued)

common stock. We record unrealized gains and losses for the change in fair value of such shares as a component of net gain (loss) from investment activities in the consolidated statements of operations. As of September 30, 2007, the fair value of Lear Corporation common stock owned by us amounted to approximately $10.8 million. For the three and nine months ended September 30, 2007, we recorded $1.7 million in unrealized losses resulting from the change in market value of Lear common stock. As of September 30, 2007, the total shares of Lear Corporation common stock held by the Holding Company as a percentage of Lear Corporation’s total outstanding shares was approximately 0.4%. Lear Corporation is an SEC reporting company and its consolidated financial statements are available at www.sec.gov.

Investment in ImClone Systems Incorporated

As described in Note 2, “Summary of Significant Accounting Policies,” we adopted SFAS No. 159 as of January 1, 2007 and elected to apply the fair value option to our investment in ImClone at the time of adoption. Previously, we accounted for our investment in ImClone under the equity method in accordance with APB 18. The transition adjustment to beginning partners’ equity as of January 1, 2007 related to the adoption of SFAS No. 159 was a charge of approximately $42.2 million. During the three and nine months ended September 30, 2007, we recorded approximately $27.2 million and $66.5 million of unrealized gains, respectively, resulting from the change in the market value of ImClone’s stock.

At September 30, 2007 and December 31, 2006, the carrying value of our equity investment in ImClone was $188.7 million based on the fair value method of accounting and $164.3 million based on the equity method of accounting, respectively. As of September 30, 2007 and December 31, 2006, the market value of our ImClone shares held was $188.7 million and $122.2 million, respectively, which we believe is not material to our total assets. As of September 30, 2007, the total shares of ImClone common stock held by us as a percentage of ImClone’s total outstanding shares was approximately 5.3%. ImClone is an SEC reporting company and its consolidated financial statements are available at www.sec.gov.

Other Securities

The carrying value of other securities was $26.4 million and $15.6 million as of September 30, 2007 and December 31, 2006, respectively. Included in other securities is an investment of 4.4% of the common stock of Philip Services Corporation, an entity controlled by related parties. The investment has a cost basis of $0.7 million, which is net of significant impairment charges taken in prior years.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 7 — Fair Value Measurements

We adopted SFAS No. 157 as of January 1, 2007, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of September 30, 2007 (in $000s) consolidated.

Investment Management

	Level 1	Level 2	Total
Assets
Securities owned, at fair value	$4,638,218	$947,451	$5,585,669
Unrealized gains on derivative contracts, at fair value	—	55,855	55,855
	$4,638,218	$1,003,306	$5,641,524
Liabilities
Securities sold, not yet purchased, at fair value	$1,054,701	$13,561	$1,068,262
Unrealized losses on derivative contracts, at fair value	—	116,498	116,498
	$1,054,071	$130,059	$1,184,760

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 7 — Fair Value Measurements  – (continued)

Holding Company and Other Operations

	Level 1	Level 2	Total
Assets
Available for sale investments:
Marketable equity and debt securities	$380,575	$—	$380,575
Other securities	105,445	—	105,445
Unrealized gains on derivative contracts	—	1,849	1,849
	$486,020	$1,849	$487,869
Liabilities
Unrealized losses on derivative contracts	$—	$5,687	$5,687

Note 8 — Financial Instruments, Off-Balance-Sheet Risk and Concentrations of Credit Risk

a. Investment Management

The Private Funds maintain their cash deposits with a major financial institution. Certain account balances may not be covered by the Federal Deposit Insurance Corporation, while other accounts, at times, may exceed federally insured limits. We believe that the risk is not significant. Substantially all of the Onshore Fund’s and the Offshore Master Funds’ investments are held by, and its depository and clearing operations are transacted by, two prime brokers. The prime brokers are highly capitalized and members of major securities exchanges.

In the normal course of business, the Private Funds trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. Currently, the Private Funds invest in futures, options and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counter-party non-performance and from changes in the market values of underlying instruments.

Securities sold, not yet purchased represent obligations of the Private Funds to deliver the specified security, thereby creating a liability to repurchase the security in the market at prevailing prices. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds’ investments in securities and amounts due from broker are partially restricted until the Private Funds satisfy the obligation to deliver the securities sold, not yet purchased.

The Private Funds also may purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds write put options that may require them to purchase assets from the option holder and generally are net settled in cash at a specified date in the future. At September 30, 2007 and December 31, 2006, the maximum payout amounts relating to written put options were $570.3 million and $510.5 million, respectively. As of September 30, 2007 and December 31, 2006, the carrying amounts of the liability under written put options recorded within securities sold, not yet purchased, at fair value were $5.6 million and $0, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 8 — Financial Instruments, Off-Balance-Sheet Risk and Concentrations of Credit Risk  – (continued)

The Private Funds have entered into total return swap contracts that involve an exchange of cash flows based on a commitment to pay a variable rate of interest in exchange for a market-linked return based on a notional amount. The market-linked return may include, among other things, the total return of a security or index.

The Private Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Private Funds each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded an as an unrealized gain or loss by the Private Funds. When the contract is closed, the Private Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

The Private Funds utilize forward contracts to protect their assets denominated in foreign currencies from losses due to fluctuations in foreign exchange rates. The Private Funds’ exposure to credit risk associated with non-performance of forward foreign currency contracts is limited to the unrealized gains inherent in such contracts, which are recognized in unrealized losses on derivative, futures and foreign currency contracts, at fair value in the consolidated balance sheets.

b. Holding Company and Other Operations

We have entered into total return swap contracts that involve an exchange of cash flows based on a commitment to pay a variable rate of interest in exchange for a market-linked return based on a notional amount. The market-linked return may include, among other things, the total return of a security or index.

Note 9 — Inventories, Net

Inventories, net, are based on first-in, first-out method (FIFO) at September 30, 2007 and December 31, 2006 and relate solely to our Home Fashion segment, consisting of the following (in $000) consolidated:

	September 30, 2007	December 31, 2006
Raw materials and supplies	$20,649	$32,059
Goods in process	60,899	83,592
Finished goods	152,317	129,851
	$233,865	$245,502

As discussed in Note 4, WPI entered into an agreement to sell the inventory at substantially all of its retail outlet stores as part of a comprehensive evaluation of the stores’ long-term growth prospects and on-going value to WPI. Accordingly, WPI recorded an impairment charge of $3.7 million in the third quarter of fiscal 2007 to reduce the carrying value of its inventory to net realizable value and is included in the results of discontinued operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 10 — Property, Plant and Equipment

Property, plant and equipment consists of the following (in $000s) consolidated:

	September 30, 2007	December 31, 2006
Land	$38,636	$56,495
Buildings and improvements	117,326	123,364
Machinery, equipment and furniture	153,043	169,550
Assets leased to others	113,827	123,398
Construction in progress	105,039	88,590
	527,871	561,397
Less accumulated depreciation and amortization	(82,506)	(77,041)
Net property, plant and equipment	$445,365	$484,356

Depreciation and amortization expense related to property, plant and equipment for the three months ended September 30, 2007 and 2006 was $4.0 million and $7.5 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the nine months ended September 30, 2007 and 2006 was $16.1 million and $29.4 million, respectively.

Note 11 — Non-Controlling Interests

Non-controlling interests consist of the following (in $000s) consolidated:

	September 30, 2007	December 31, 2006
Investment Management	$6,601,480	$3,628,470
Holding Company and other operations
WPI	127,136	178,843
Atlantic Coast	13,234	70,563
NEGI	24,102	42,815
Total Holding Company and other operations	164,472	292,221
Total Non-Controlling Interests in consolidated entities	$6,765,952	$3,920,691

a. Investment Management

The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we only have a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of September 30, 2007, the net asset value of the consolidated Private Funds on our consolidated balance sheet was $7.1 billion, while the net asset value of our investments in these consolidated funds was approximately $355.9 million. The majority ownership interests in these funds, which represent the portion of the consolidated Private Funds’ net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds for the periods presented, are reflected as non-controlling interests in consolidated entities — Investment Management in the consolidated balance sheets and non-controlling interests in income of consolidated entities — Investment Management in the statements of operations.

b. Holding Company and Other Operations

The minority interest in Atlantic Coast was reduced primarily as a result of the settlement of the litigation relating to GB Holdings, in February 2007. As a result, our ownership in Atlantic Coast increased from 67.6% to 96.9%. In the second quarter of fiscal 2007, we and several other investors exercised warrants to purchase

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 11 — Non-Controlling Interests  – (continued)

shares of common stock of Atlantic Coast, resulting in an increase of the minority interest in Atlantic Coast, and a decrease in our ownership to 94.2%. This resulted in a SAB 51 charge of $6.1 million to partners’ equity.

On February 15, 2007, NEGI paid a one-time cash dividend to stockholders of record as of the close of business on February 1, 2007 in the amount of $3.31 per share, or $37.0 million in the aggregate. Of this amount, $18.5 million was paid to minority holders of NEGI stock.

Note 12 — Long-Term Debt

Long-term debt consists of the following (in $000s) consolidated:

	September 30, 2007	December 31, 2006
Senior unsecured variable rate convertible notes due 2013 — Icahn Enterprises	$600,000	$—
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	973,059	480,000
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	351,489	351,246
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — ACEP	40,000	40,000
Mortgages payable	105,386	109,289
Other	12,579	13,425
Total long-term debt	2,297,513	1,208,960
Less debt related to assets held for sale	(257,455)	(257,825)
	$2,040,058	$951,135

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013, or the variable rate notes. The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp., or IEF, which was formerly known as American Real Estate Finance Corp., as co-issuer, and Wilmington Trust Company, as trustee. IEF, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The variable rate notes bear interest at a rate of three month LIBOR minus 125 basis points, but no less than 4.0% nor higher than 5.5%, and are convertible into depositary units of Icahn Enterprises at a conversion price of $132.595 per share, subject to adjustments in certain circumstances. As of September 30, 2007, the interest rate was 4.1%. In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits, and/or stock dividends), the indenture requires that we simultaneously make such distribution to holders of the variable rate convertible notes in accordance with a formula set forth in the indenture.

The variable rate convertible notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. In connection with the sale of the variable rate convertible notes, we and the initial buyers have entered into a registration rights agreement, pursuant to which we have agreed to file a shelf registration statement on Form S-3 with respect to resales of depositary units issuable upon conversion of the variable rate convertible notes. A registration statement on Form S-3 with respect thereto was filed on June 21, 2007. Pursuant to the registration rights agreement, the registration statement must be

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 12 — Long-Term Debt  – (continued)

declared effective by the SEC on or before December 31, 2007. Otherwise, we shall pay to the holders of the convertible notes $2,000,000 in the aggregate in additional interest for each 30-day period after December 31, 2007 that the registration statement has not been declared effective. All such accrued additional interest shall be paid by us on each January, April, July and October 15th until the registration statement has been declared effective.

Senior Unsecured 7.125% Notes Due 2013 — Icahn Enterprises

On February 7, 2005, we issued $480.0 million aggregate principal amount of 7.125% senior unsecured notes due 2013, or the 7.125% notes, priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, IEF as co-issuer, IEH, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the 2005 Indenture). Other than IEH, no other subsidiaries guarantee payment on the notes.

On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7.125% notes, or the additional 7.125% notes (the 7.125% notes and the additional 7.125% notes being referred to herein as the notes), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which is paid every six months on February 15 and August 15 and will mature on February 15, 2013. At the time we issued the additional 7.125% notes, we entered into a new registration rights agreement in which we agreed to permit noteholders to exchange the private notes for new notes which will be registered under the Securities Act. A registration statement on Form S-4 with respect thereto was filed on June 21, 2007. Pursuant to the registration rights agreement, the registration statement must be declared effective by the SEC on or before November 13, 2007. Otherwise, we shall pay to the holders of the additional notes liquidated damages in an amount equal to $0.05 per week per $1,000 in principal amount of the additional notes for each week or portion thereof that the registration statement has not been declared effective for the first 90-day period following November 13, 2007, and such liquidated damages shall increase by an additional $0.05 per week per $1,000 in principal amount of the additional notes with respect to each subsequent 90-day period until the registration statement has been declared effective, up to a maximum amount of liquidated damages of $0.50 per week per $1,000 in principal amount of the additional notes. All such accrued liquidated damages shall be paid by us on each June 1st and December 1st until the registration statement has been declared effective.

As described below, the indenture governing the 7.125% notes restrict the ability of Icahn Enterprises and IEH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured 8.125% Notes Due 2012 — Icahn Enterprises

On May 12, 2004, we and IEF co-issued senior unsecured 8.125% notes due 2012, or the 8.125% notes, in the aggregate principal amount of $353.0 million. The 8.125% notes were issued pursuant to an indenture, dated as of May 12, 2004, among us, IEF, IEH, as guarantor, and Wilmington Trust Company, as trustee. The 8.125% notes were priced at 99.266% of principal amount and have a fixed annual interest rate of 8.125%, which is paid every six months on June 1 and December 1, since December 1, 2004. The 8.125% notes will mature on June 1, 2012. Other than IEH, no other subsidiaries guarantee payment on the notes.

As described below, the indenture governing the 8.125% notes restrict the ability of us and IEH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured Notes Restrictions and Covenants — Icahn Enterprises

The indentures governing our senior unsecured 7.125% and 8.125% notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 12 — Long-Term Debt  – (continued)

the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of us and our subsidiaries on a consolidated basis to the tangible net worth of us and our subsidiaries on a consolidated basis would be less than 1.75 to 1.0. As of September 30, 2007, such ratio was less than 1.75 to 1.0.

The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

The indentures governing our senior unsecured notes require that on each quarterly determination date we and the guarantor maintain a minimum ratio of cash flow to fixed charges, each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four fiscal quarters ended September 30, 2007, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.

The indentures also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of September 30, 2007, such ratio was in excess of 1.5 to 1.0. Based on this ratio, as of September 30, 2007, we and IEH could have incurred up to approximately $1.2 billion of additional indebtedness.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, we and IEF, as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lenders. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sublimit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 100 to 200 basis points. We pay an unused line fee of 25 to 50 basis points of total line of credit. As of September 30, 2007, there were no borrowings under the facility.

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

Senior Secured 7.85% Notes Due 2012 — ACEP

The indenture governing ACEP’s 7.85% senior secured notes due 2012 restrict the payment of cash dividends or distributions by ACEP, the purchase of its equity interests, the purchase, redemption, defeasance or acquisition of debt subordinated to ACEP’s notes and investments as “restricted payments.” The indenture also prohibits the incurrence of debt or the issuance of disqualified or preferred stock, as defined, by ACEP, with certain exceptions, provided that ACEP may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of consolidated cash flow to fixed charges (each as defined) for the most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional indebtedness is incurred or disqualified stock or preferred stock is issued would be at least 2.0 to 1.0, determined on a pro forma basis giving effect to the debt incurrence or issuance. As of September 30, 2007, such ratio was in excess of 2.0 to 1.0. The indenture also restricts the creation of liens, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license, concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The indenture governing the ACEP notes allows ACEP and its restricted subsidiaries to incur indebtedness, among other things, of up to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 12 — Long-Term Debt  – (continued)

$50.0 million under credit facilities, to obtain non-recourse financing of up to $15.0 million to finance the construction, purchase or lease of personal or real property used in its business, to permit affiliate subordinated indebtedness (as defined), to issue additional 7.85% senior secured notes due 2012 in an aggregate principal amount not to exceed 2.0 times net cash proceeds received from equity offerings and permitted affiliate subordinated debt, and to incur additional indebtedness of up to $10.0 million.

Senior Secured Revolving Credit Facility — ACEP

Effective May 11, 2006, ACEP, and certain of ACEP’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lenders. As of September 30, 2007, the interest rate on the outstanding borrowings under the credit facility was 6.63% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the amended and restated credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on May 10, 2010. As of September 30, 2007, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of September 30, 2007, such ratio was less than 1.0 to 1.0.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.

As described in Note 4, “Discontinued Operations and Assets Held for Sale,” on April 22, 2007, AEP entered into an agreement to sell all of the issued and outstanding membership interests of ACEP. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premiums due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility.

Mortgages Payable — Real Estate

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between September 1, 2008 and July 1, 2016.

WestPoint Home Secured Revolving Credit Agreement — WPI

On June 16, 2006, WestPoint Home, Inc., an indirect wholly owned subsidiary of WPI, entered into a $250.0 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 25 to plus 50 basis points or LIBOR adjusted by an applicable margin ranging from plus 125 to 200 basis points. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables and inventory.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 12 — Long-Term Debt  – (continued)

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

As of September 30, 2007, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $15.1 million.

Note 13 — Compensation Arrangements

a. Investment Management

The Investment Management and GP Entities have entered into agreements with certain of their employees whereby these employees have been granted rights to participate in a portion of the management fees and incentive allocations earned by the Investment Management and GP Entities, net of certain expenses, and subject to various vesting provisions. The vesting period of these rights is generally between two to seven years, and such rights expire at the end of the contractual term of each respective employment agreement. Up to 100% of the amounts earned annually under such rights may be deferred for a period not to exceed ten years from the date of deferral, based on an annual election made by the employee for the upcoming fiscal year's respective management fee and incentive allocation rights. These amounts remain invested in the Private Funds and generally earn the rate of return of these funds, before the effects of any management fees or incentive allocations, which are waived on such deferred amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123R and remeasured at fair value each reporting period until settlement.

Prior to the adoption of SFAS No. 123R, the Investment Management and GP Entities had accounted for such rights under APB 25, which measured the liability at intrinsic value. The adoption of SFAS No. 123R and the remeasurement of all previously outstanding rights did not have any impact on the consolidated financial statements as the intrinsic value of these awards, as further described herein, approximates their fair value.

The fair value of amounts deferred under these rights is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying net assets of the Private Funds, upon which the respective management fees and incentive allocations are based, and (ii) performance of the funds in which the deferred amounts are reinvested. The carrying value of such amounts represents the allocable management fees or incentive fees initially deferred and the appreciation or depreciation on any reinvested deferrals. These amounts approximate fair value because the appreciation or depreciation on the deferrals is based on the fair value of the Private Funds' investments, which are marked-to-market through earnings on a quarterly basis.

The Investment Management and GP Entities recorded compensation expense of $2.4 million and $3.5 million related to these rights for the three months ended September 30, 2007 and 2006, respectively, which is included in costs and expenses in the consolidated statements of operations. The Investment Management and GP Entities recorded compensation expense of $19.0 million and $9.2 million for the nine months ended September 30, 2007 and 2006, respectively. Compensation expense arising from deferral arrangements is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of deferred management fee and incentive fee income allocations to certain employees are not reflected in the consolidated financial statements. Deferred amounts not yet recognized as compensation expense within the consolidated statements of operations were $12.2 million and $8.0 million as of September 30, 2007 and December 31, 2006, respectively. That cost is expected to be recognized over a weighted average of 4.3 years. Cash paid to settle rights that had vested and had been withdrawn for the three and nine months ended September 30, 2007 were $1.0 million and $7.7 million, respectively, and for the three and nine months ended September 30, 2006 were $0.4 million and $2.6 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 13 — Compensation Arrangements  – (continued)

The liabilities incurred by Icahn Management related to the rights granted to certain employees to participate in a portion of the management fees earned by Icahn Management remained with Icahn Management upon the execution of the Contribution Agreement on August 8, 2007. However, because the employees to which these rights were granted became employees of New Icahn Management on August 8, 2007. New Icahn Management recognizes the future compensation expense associated with the unvested portion of rights granted by Icahn Management, even though such liability will be settled by an affiliated entity.

b. Holding Company and Other Operations

On June 29, 2005, we granted 700,000 nonqualified unit options to our then chief executive officer to purchase up to 700,000 of our depositary units at an exercise price of $35 per unit which would vest over a period of eight years. On March 14, 2006, our chief executive officer resigned from that position, became a director and Vice Chairman of the Board of IEGP, and was designated as IEGP’s principal executive officer. These changes in status caused the options to be cancelled in accordance with their terms.

In accordance SFAS No. 123R, the cancellation required that any previously unrecognized compensation cost be recognized at the date of cancellation and accordingly we recorded a compensation charge of $6.2 million in the quarter ended December 31, 2006, or the fourth quarter of fiscal 2006, related to the previously unrecognized compensation cost.

Note 14 — Preferred Units

Pursuant to the terms of the preferred units, on February 27, 2007 we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10. The distribution was paid on March 31, 2007 to holders of record as of March 15, 2007. A total of 566,830 additional preferred units were issued. As of September 30, 2007, 11,907,073 preferred units were issued and outstanding. As of September 30, 2007, the number of authorized preferred units was 12,100,000.

Note 15 — Earnings Per Limited Partnership Unit

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

As discussed in Note 2, “Summary of Significant Accounting Policies — Change in Accounting Principle — Method of Allocating of Gains and Losses Related to Dispositions of Common Control Acquisitions,” in the third quarter of fiscal 2007 we elected to change our method of allocating gains related to dispositions of common control entities accounted for on an as-if pooling basis when acquired. This change in accounting principle does not affect earnings per limited partnership unit for the periods presented below.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 15 — Earnings Per Limited Partnership Unit  – (continued)

The following table sets forth the computation of basic and diluted earnings per LP unit for the periods indicated (in 000s, except per unit data) consolidated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Attributable to limited partners:
Basic income (loss) from continuing operations	$17,738	$(872)	$29,320	$14,205
Add preferred unit distribution	—	—	—	—
Add convertible notes interest	—	—	—	—
Income (loss) before discontinued operations	$17,738	$(872)	$29,320	$14,205
Income from discontinued operations	17,045	103,393	75,109	214,644
Diluted earnings	$34,783	$102,521	$104,429	$228,849
Weighted average LP units outstanding	66,830	61,857	63,533	61,857
Weighted average LP units and equivalent partnership units outstanding	66,830	61,857	63,533	61,857
Basic earnings per LP unit:
Income (loss) from continuing operations	$0.27	$(0.02)	$0.47	$0.23
Income from discontinued operations	0.26	1.67	1.18	3.47
Basic earnings:	$0.53	$1.65	$1.65	$3.70
Diluted earnings per LP unit:
Income from continuing operations	$0.27	$(0.02)	$0.47	$0.23
Income from discontinued operations	0.26	1.67	1.18	3.47
Diluted earnings:	$0.53	$1.65	$1.65	$3.70

For purposes of calculating earnings per LP unit, the income relating to our share of ImClone’s earnings per share is based on the earnings per share reported by ImClone for the three and nine months ended September 30, 2006.

As their effects would have been anti-dilutive, the following preferred unit distribution and interest on our convertible notes have been excluded from the calculation of diluted earnings per LP unit for the periods indicated (in 000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Preferred unit distribution	$1,459	$1,389	$4,307	$4,087
Convertible notes interest	$5,253	$—	$17,258	$—

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 15 — Earnings Per Limited Partnership Unit  – (continued)

As their effect would have been anti-dilutive, the following equivalent LP units have been excluded from the weighted average LP units and equivalent partnership units outstanding for the periods indicated (in 000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average equivalent LP unit – Preferred LP units	1,138	2,496	1,176	2,687
Weighted average equivalent LP unit – Convertible notes	4,525	—	2,967	—
	5,663	2,496	4,143	2,687

Note 16 — Segment Reporting

Through the quarter ended June 30, 2006, or the second quarter of fiscal 2006, we maintained the following six reportable segments: (1) Oil and Gas; (2) Gaming; (3) Rental Real Estate; (4) Property Development; (5) Associated Resort Activities; and (6) Home Fashion. In November 2006, we divested our Oil and Gas segment and our Atlantic City gaming properties. On April 22, 2007, we entered into an agreement to sell our Nevada gaming operations, which comprised our remaining gaming operations. As a result, our Oil and Gas segment and our Gaming segment are now classified as discontinued operations and thus are not considered reportable segments of our continuing operations, as described in Note 4, “Discontinued Operations and Assets Held for Sale.”

The three related operating lines of our Real Estate segment are all individually immaterial and have been aggregated for purposes of reporting financial information related to its operations.

We now maintain the following remaining reportable segments: (1) Investment Management; (2) Real Estate; and (3) Home Fashion. Our Investment Management segment provides investment advisory and certain management services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Real Estate segment includes rental real estate that primarily consists of fee and leasehold properties in 16 states as of September 30, 2007 and 19 states as of December 30, 2006, property development that is primarily focused on the construction and sale of single-family houses and residential developments and the operation of resort properties associated with our residential developments. Our Home Fashion segment, through our subsidiary, WPI, markets a broad range of manufactured and sourced bed, bath and basic bedding products.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. As discussed above, the terms of financings for the Home Fashion and Real Estate segments impose restrictions on their ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

In the table below the Investment Management segment is represented by the first four columns. The first column, entitled Investment Management and GP Entities, represents the results of operations of the investment management segment without the impact of eliminations arising from the consolidation of the Private Funds. This includes the gross amount of management fees, incentive allocations and returns on investments in the Private Funds that are attributable to Icahn Enterprises only. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 16 — Segment Reporting  – (continued)

The following tables set forth consolidated operating results for our segments to arrive at our consolidated income from continuing operations (in $000s):

For the Three Months Ended September 30, 2007

	Investment Management				Other Operations
	Investment Management and GP Entities	Consolidated Private Funds	Eliminations	Total U.S. GAAP Reported Income	Real Estate	Home Fashion	Holding Company	U.S. GAAP Reported Income
Revenues:
Management fees	$29,685	$—	$(25,567)	$4,118	$—	$—	$—	$4,118
Incentive allocations	(25,787)	—	25,787	—	—	—	—	—
Net gain (loss) from investment activities	(5,367)	(133,652)	5,367	(133,652)	—	—	14,156	(119,496)
Interest, dividends and other income	98	51,023	—	51,121	—	—	42,586	93,707
Other income, net	—	—	—	—	—	—	22,495	22,495
Other segment revenues	—	—	—	—	30,356	183,360	—	213,716
	(1,371)	(82,629)	5,587	(78,413)	30,356	183,360	79,237	214,540
Costs and expenses	7,177	13,276 (1)	—	20,453	25,366	220,171	49,277 (2)	315,267
Income (loss) from continuing operations before income taxes and non-controlling interests	(8,548)	(95,905)	5,587	(98,866)	4,990	(36,811)	29,960	(100,727)
Income tax expense	(1,571)	—	—	(1,571)	—	—	(8,201)	(9,772)
Non-controlling interests in (income) loss of consolidated entities	—	90,318	3,958	94,276	—	12,772	(91)	106,957
Income (loss) from continuing operations	$(10,119)	$(5,587)	$9,545	$(6,161)	$4,990	$(24,039)	$21,668	$(3,542)

(1)	Includes $4,141 of interest expense
(2)	Includes $36,252 of interest expense

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 16 — Segment Reporting  – (continued)

For the Three Months Ended September 30, 2006

	Investment Management					Other Operations
	Investment Management and GP Entities	Consolidated Private Funds		Eliminations	Total U.S. GAAP Reported Income	Real Estate	Home Fashion	Holding Company		U.S. GAAP Reported Income
Revenues:
Management fees	$20,474	$—		$(20,474)	$—	$—	$—	$—		$—
Incentive allocations	38,921	—		(38,921)	—	—	—	—		—
Net gain from investment activities	5,199	209,288		(5,199)	209,288	—	—	22,169		231,457
Interest, dividends and other income	95	18,816		—	18,911	—	—	11,136		30,047
Other income, net	—	—		—	—	—	—	2,024		2,024
Other segment revenues	—	—		—	—	32,518	223,066	—		255,584
	64,689	228,104		(64,594)	228,199	32,518	223,066	35,329		519,112
Costs and expenses	8,256	10,515	(1)	—	18,771	27,147	246,045	26,353	(2)	318,316
Income (loss) from continuing operations before income taxes and non-controlling interests	56,433	217,589		(64,594)	209,428	5,371	(22,979)	8,976		200,796
Income tax expense	(398)	—		—	(398)	—	—	(683)		(1,081)
Non-controlling interests in (income) loss of consolidated entities	—	(152,995)		—	(152,995)	—	8,432	—		(144,563)
Income (loss) from continuing operations	$56,035	$64,594		$(64,594)	$56,035	$5,371	$(14,547)	$8,293		$55,152

(1)	Includes $2,178 of interest expense
(2)	Includes $22,240 of interest expense

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 16 — Segment Reporting  – (continued)

For the Nine Months Ended September 30, 2007

	Investment Management					Other Operations
	Investment Management and GP Entities	Consolidated Private Funds		Eliminations	Total U.S. GAAP Reported Income	Real Estate	Home Fashion	Holding Company	U.S. GAAP Reported Income
Revenues:
Management fees	$95,529	$—		$(88,035)	$7,494	$—	$—	$—	$7,494
Incentive allocations	94,722	—		(94,722)	—	—	—	—	—
Net gain from investment activities	37,529	554,223		(37,529)	554,223	—	—	75,647	629,870
Interest, dividends and other income	405	132,640		—	133,045	—	—	114,860	247,905
Other income, net	—	—		—	—	—	—	28,478	28,478
Other segment revenues	—	—		—	—	83,617	531,109	—	614,726
	228,185	686,863		(220,286)	694,762	83,617	531,109	218,985	1,528,473
Costs and expenses	37,557	45,377	(1)	—	82,934	73,416	656,158	123,253 (2)	935,761
Income (loss) from continuing operations before income taxes and non-controlling interests	190,628	641,486		(220,286)	611,828	10,201	(125,049)	95,732	592,712
Income tax expense	(3,175)	—		—	(3,175)	—	—	(10,092)	(13,267)
Non-controlling interests in (income) loss of consolidated entities	—	(421,200)		3,958	(417,242)	—	44,074	(430)	(373,598)
Income (loss) from continuing operations	$187,453	$220,286		$(216,328)	$191,411	$10,201	$(80,975)	$85,210	$205,847

(1)	Includes $13,686 of interest expense
(2)	Includes $98,689 of interest expense

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 16 — Segment Reporting  – (continued)

For the Nine Months Ended September 30, 2006

	Investment Management						Other Operations
	Investment Management and GP Entities	Consolidated Private Funds			Eliminations	Total U.S. GAAP Reported Income	Real Estate	Home Fashion	Holding Company		U.S. GAAP Reported Income
Revenues:
Management fees	$54,401	$			$(54,401)	$—	$—	$—	$—		$—
Incentive allocations	104,608				(104,608)	—	—	—	—		—
Net gain from investment activities	14,753		571,774		(14,753)	571,774	—	—	84,830		656,604
Interest, dividends and other income	221		44,894		—	45,115	—	—	33,798		78,913
Other income, net	—		—		—	—	—	—	13,535		13,535
Other segment revenues	—		—		—	—	101,316	672,350	—		773,666
	173,983		616,668		(173,762)	616,889	101,316	672,350	132,163		1,522,718
Costs and expenses	25,031		20,569	(1)	—	45,600	78,235	777,517	82,862	(2)	984,214
Income (loss) from continuing operations before income taxes and non-controlling interests	148,952		596,099		(173,762)	571,289	23,081	(105,167)	49,301		538,504
Income tax expense	(1,076)		—		—	(1,076)	—	—	(644)		(1,720)
Non-controlling interests in (income) loss of consolidated entities	—		(422,337)		—	(422,337)	—	47,876	—		(374,461)
Income (loss) from continuing operations	$147,876		$173,762		$(173,762)	$147,876	$23,081	$(57,291)	$48,657		$162,323

(1)	Includes $6,784 of interest expense
(2)	Includes $63,769 of interest expense

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 16 — Segment Reporting  – (continued)

	September 30, 2007	December 31, 2006
Assets:
Investment Management	$8,536,474	$4,815,156
Real Estate	402,112	382,220
Home Fashion	688,983	806,000
Subtotal	9,627,569	6,003,376
Assets held for sale	646,278	599,955
Reconciling items(i)	3,190,238	2,456,572
Total assets	$13,464,085	$9,059,903

(i)	Reconciling items relate principally to cash and investments of Icahn Enterprises and IEH in the Holding Company.

Note 17 — Income Taxes

We recorded the following income tax expense (benefit) attributable to continuing operations for the periods indicated as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current	$7,678	$40	$8,828	$530
Deferred	2,094	1,041	4,439	1,190
	$9,772	$1,081	$13,267	$1,720

We recorded income tax provisions of $13.3 million and $1.7 million on pre-tax income of $592.7 million and $538.5 million for the nine months ended September 30, 2007 and 2006, respectively. Our effective income tax rate was 2.2% and 0.32% for the respective periods. We recorded income tax provisions of $9.8 million and $1.1 million on pre-tax loss of $100.8 million and pre-tax income of $200.8 million for the three months ended September 30, 2007 and 2006, respectively. Our effective tax rate was (9.7)% and 0.5% for the respective periods. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

We adopted the provisions of FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

As of the date of adoption, our unrecognized tax benefits totaled $5.0 million, all of which, if recognized, would affect the annual effective tax rate. During the nine months ended September 30, 2007, the amount of unrecognized tax benefits decreased by $3.1 million due to the expiration of statutes of limitations.

We recognize interest accrued related to uncertain tax positions in interest expense. Penalties are recognized as a component of income tax expense. The amount of accrued interest and penalties on uncertain tax positions was $0.5 million and $1.1 million as September 30, 2007 and January 1, 2007, respectively. The decrease in the accrued interest during the nine months ended September 30, 2007 is a result of the decrease in the unrecognized tax benefit recorded during the period.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 17 — Income Taxes  – (continued)

We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and non-U.S. income tax examinations for fiscal years prior to 2003.

Note 18 — Commitments and Contingencies

We are from time to time parties to various legal proceedings arising out of our businesses. We believe however, that other than the proceedings described in Part I, Item 3 of our 2006 Annual Report on Form 10-K, filed with the SEC on March 6, 2007, including that relating to WPI and Lear discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

WPI Litigation

Federal Proceedings

In November and December 2005, the U.S. District Court for the Southern District of New York, or the District Court, rendered a decision in Contrarian Funds LLC v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the Bankruptcy Court order (the “Sale Order”), pursuant to which we acquired our ownership of a majority of the common stock of WPI. WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The District Court remanded to the Bankruptcy Court for further proceedings.

On April 13, 2006, the Bankruptcy Court entered a remand order (the “Remand Order”), which provided, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to the Sale Order constituted “replacement collateral.” The Bankruptcy Court held that the 5,250,000 shares of common stock that we acquired for cash were not included in the replacement collateral. The Bankruptcy Court also held that, in the event of a sale of the collateral, including the sale of the shares we received upon exercise of certain subscription rights (the “Exercise Shares”), all proceeds would be distributed, pro rata, among all first lien lenders, including us, until the first lien debt was satisfied, in full. The parties filed cross-appeals of the Remand Order.

On October 9, 2007, the District Court entered an Order (the “October 9th Order”) on the appeal and cross-appeal. The District Court affirmed the Remand Order but held that, as to the Exercise Shares, any sale proceeds would be divided between us and the first lien lenders (including us), generally based upon the ratio of the amount we paid to exercise the rights to the total value of the Exercise Shares on the date they were acquired. We are holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt.

We have the right to appeal the October 9th Order to the United States Court of Appeals for the Second Circuit. The Contrarian Funds, LLC and the other first lien lenders who had appealed to the District Court similarly have a right to appeal to the Second Circuit. As part of that appeal, the parties have the right to raise issues relating to the District Court’s November 2005 Opinion, and the Orders entered thereon, as well as relating to the October 9th Order.

Delaware Proceedings

On October 3, 2007, the Court of Chancery of the State of Delaware in and for New Castle County (“the Chancery Court”), issued a Limited Status Quo Order (“the Order”), in Beal Bank, S.S.B., et. al. v. WestPoint International, Inc. et. al., in connection with the complaint filed on January 19, 2007, as amended, by Beal Bank, S.S.B. and certain creditors of WestPoint Stevens, Inc., collectively, the Plaintiffs. The Order required that WPI and subsidiaries (collectively referred to herein as “WPI”) seek a further court order, obtain consent, or give notice before engaging in certain actions. On October 15, 2007, the Chancery Court issued a Modified

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 18 — Commitments and Contingencies  – (continued)

Limited Status Quo Order (the “Modified Order”), modifying certain provisions of the prior order to permit WPI and subsidiaries to conduct ordinary course of business activities without further notice, consent, or order, including (i) ordinary course of business sales and purchases provided any particular transaction does not exceed $20.0 million and (ii) transfers of excess inventory, unused equipment and/or unused real property to an unrelated third party provided the sale price for any particular real property transaction does not exceed $30.0 million.

We continue to vigorously defend against all claims asserted in the Federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI and subsidiaries or the business prospects of WPI and subsidiaries.

Lear Corporation

We were named as a defendant in various actions filed in connection with our proposed merger agreement with Lear Corporation. The Lear shareholders rejected the merger and the merger agreement has terminated. We remain a party to an action filed in the Court of Chancery of the State of Delaware challenging the payment to us of a break-up fee as provided in the merger agreement. We intend to vigorously defend the Delaware action but we cannot predict the outcome of the action.

Note 19 — Subsequent Events

Investment Management Operations

Subsequent to September 30, 2007, through November 7, 2007, the Onshore Fund received $28.9 million in subscriptions from Onshore Fund limited partners, of which $3.2 million was received prior to September 30, 2007 and is reflected as a liability in the statement of financial condition. In addition, the Onshore Fund received $466.0 million in subscriptions from Icahn Enterprises for which no management fees or incentive allocations are applicable. Including these amounts, Icahn Enterprises has invested a total of $700.0 million in the Private Funds. Subsequent to September 30, 2007, through the date of this report, there were no partnership withdrawals from the Onshore Fund.

Subsequent to September 30, 2007, through November 7, 2007, Offshore Master Fund I received $63.5 million in subscriptions from Offshore Master Fund I limited partners, of which $20.2 million was received prior to September 30, 2007 and is reflected as a liability in the statement of financial condition. Subsequent to September 30, 2007, through November 7, 2007, there were no partnership withdrawals from the Offshore Fund.

Declaration of Distribution on Depositary Units

On November 2, 2007, the Board of Directors approved a quarterly distribution of $0.15 per unit on our depositary units payable in the fourth quarter of fiscal 2007. The distribution will be paid on December 3, 2007 to depositary unitholders of record at the close of business on November 19, 2007. Under the terms of the indenture dated April 5, 2007 governing our senior convertible notes due 2013, we will also be making a $0.05 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Acquisition of PSC Metals, Inc.

On November 5, 2007, we acquired, through a subsidiary, all of the issued and outstanding capital stock of PSC Metals, Inc. (“PSC Metals”) from Philip Services Corporation. PSC Metals, is engaged in transporting, recycling and processing metals. The consideration for the transaction was $335,000,000 in cash. For the 12 months ended September 30, 2007, PSC Metals achieved revenue of approximately $776 million and net income of approximately $45 million.

Mr. Icahn indirectly owns a 95.6% interest and we indirectly own the remaining 4.4% interest in Philip Services Corporation. The transaction was approved by a special committee of independent members of our

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2007

Note 19 — Subsequent Events  – (continued)

board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transaction. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

1.	Overview
•	Introduction
•	Acquisition
•	Critical Accounting Policies
•	Divestitures
•	Subsequent Events
2.	Results of Operations
•	Overview
•	Consolidated Financial Results
•	Investment Management
•	Holding Company and Other Operations
•	Real Estate
•	Home Fashion
•	Holding Company
•	Non-controlling interests in income of consolidated entities
•	Discontinued Operations
3.	Liquidity and Capital Resources
•	Consolidated Financial Results
•	Investment Management
•	Holding Company and Other Operations
•	Real Estate
•	Home Fashion
•	Discontinued Operations
4.	Certain Trends and Uncertainties

Overview

Introduction

We are a master limited partnership formed in Delaware on February 17, 1987. On September 17, 2007 we changed our name from American Real Estate Partners, L.P. to Icahn Enterprises L.P. (“Icahn Enterprises”). We own a 99% limited partnership interest in Icahn Enterprises Holdings L.P., or IEH, formerly known as American Real Estate Holdings Limited Partnership. IEH and its subsidiaries hold our investments and substantially all of our operations are conducted through IEH and its subsidiaries. Icahn Enterprises G.P. Inc., or IEGP, formerly known as American Property Investors, Inc., owns a 1% general partnership interest in both us and IEH, representing an aggregate 1.99% general partnership interest in us and IEH. IEGP is owned and controlled by Mr. Carl C. Icahn. As of September 30, 2007, affiliates of Mr. Icahn beneficially owned approximately 91.2% of our outstanding depositary units and approximately 86.5% of our outstanding preferred units.

We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment Management, Real Estate and Home Fashion. We also operate discontinued operations including our former Gaming segment. In addition to our operating businesses, we discuss the Holding Company. The Holding Company includes the unconsolidated results of Icahn Enterprises L.P. and IEH, and investment activity and expenses associated with the activities of the holding company.

In accordance with accounting principles generally accepted in the United States, or U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis.

Business Strategy

Our business strategy includes the following:

Enhance Value of Existing Businesses.  We continually evaluate our operating businesses with a view to maximizing their value to us. In each of our businesses, we place senior management with the expertise to run their businesses and give them operating objectives that they must achieve. We will advise management on major strategic and capital initiatives. We may make additional investments in business segments to improve the performance of their operations.

Invest Capital to Grow Existing Operations or Add New Operating Platforms.  Our management team has extensive experience in identifying, acquiring and developing undervalued businesses or assets. We may look to make acquisitions of assets or operations that complement our existing businesses. We also may look to add new operating platforms by acquiring businesses or assets directly or establishing an ownership position through the purchase of debt or equity securities of troubled entities and may then negotiate for the ownership or effective control of their assets.

Enhance Returns on Assets.  We continually look for opportunities to enhance returns on both our liquid and operating assets. We may seek to unlock value by selling all or a part of a business segment.

Acquisition

On August 8, 2007, we acquired the general partnership interests in the General Partners and New Icahn Management. These entities provide investment advisory and certain management services to the Private Funds but do not provide such services to any other entities, individuals or accounts. We entered into the Contribution Agreement with CCI Offshore, CCI Onshore, Icahn Management and Carl C. Icahn. CCI Onshore, CCI Offshore and Icahn Management are collectively referred to herein as the Contributors. Pursuant to the Contribution Agreement, we acquired general partnership interests in the General Partners, acting as general partners of the Onshore Fund and the Offshore Master Funds managed and controlled by Mr. Icahn. As referred to herein, the General Partners consist of Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP. Icahn Partners LP is referred to herein as the Onshore Fund. In addition, as referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund LP, or Offshore Master Fund I, (ii) Icahn Partners Master Fund II L.P., or Offshore Master Fund II, and (iii) Icahn Partners Master Fund III L.P., or Offshore Master Fund III. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The General Partners also act as general partners of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, are collectively referred to herein as the Feeder Funds. The Feeder Funds and the Investment Funds are collectively referred to herein as the Private Funds.

We also acquired the general partnership interest in New Icahn Management, a newly formed management company that provides certain management and administrative services to the Private Funds. Prior to the acquisition on August 8, 2007, Icahn Management performed such services. As referred to herein, the term Investment Management and GP Entities includes Icahn Management (for the period prior to the acquisition of the Partnership Interests on August 8, 2007) or New Icahn Management (for the period subsequent to the acquisition of the Partnership Interests on August 8, 2007) and, in either case, the General Partners. The Investment Management and GP Entities provide investment advisory and certain management services to the

Private Funds. The Investment Management and GP Entities do not provide investment advisory or other management services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

The total initial consideration paid for the acquisition was $810 million of our depositary units. In addition, we have agreed to make certain earn-out payments to the Contributors over a five-year period payable in additional depositary units based on our after-tax earnings from the General Partners and New Icahn Management subsequent to the acquisition, which includes both management fees and performance-based or incentive allocations paid by the Private Funds to New Icahn Management and the General Partners. There is a maximum aggregate earn-out (including any catch-up) of $1.121 billion which is subject to achieving total after-tax earnings during the five-year period of at least $3.906 billion.

Pursuant to the Contribution Agreement, CCI Offshore contributed to us 100% of its general partnership interests in the Offshore GP, referred to herein as the Offshore Partnership Interests. In addition, CCI Onshore contributed to us 100% of its general partnership interests in Onshore GP, referred to herein as the Onshore Partnership Interests.

Immediately prior to the execution and delivery of the Contribution Agreement, Icahn Management and New Icahn Management entered into an agreement pursuant to which Icahn Management contributed substantially all of its assets and liabilities, other than certain rights in respect of deferred management fees, to New Icahn Management in exchange for 100% of the general partnership interests in New Icahn Management. Such contribution included the assignment of certain management agreements with the Private Funds. Pursuant to the Contribution Agreement, Icahn Management contributed to us 100% of its general partnership interests in New Icahn Management, referred to herein as the New Icahn Management Partnership Interests. The Onshore Partnership Interests, the Offshore Partnership Interests and the New Icahn Management Partnership Interests are collectively referred to herein as the Partnership Interests.

We, along with the Private Funds, also entered into a covered affiliate agreement, simultaneously with the closing of the transactions contemplated by the Contribution Agreement, pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date of the initial launch of the Private Funds, and companies in which we had an interest as of the date of acquisition on August 8, 2007. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. The terms of the covered affiliate agreement may be amended, modified or waived with our consent and the consent of each of the Private Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Private Funds may (with our consent) amend, modify or waive any provision of the covered affiliate agreement with respect to any particular transaction or series of related transactions.

We have also entered into an employment agreement with Mr. Icahn pursuant to which, over a five-year term, Mr. Icahn will serve as the Chairman and Chief Executive Officer of New Icahn Management, in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. During the employment term, we will pay Mr. Icahn an annual base salary of $900,000 and an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on assets under management by the Investment Management and GP Entities. The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of the Investment Management and GP Entities).

Fifty percent of all bonus amounts payable by us and New Icahn Management shall be subject to mandatory deferral and treated as though invested in the Private Funds and as though subject to a 2% annual management fee (but no incentive allocation). Such deferred amounts shall be subject to vesting in equal annual installments over a three-year period commencing from the last day of the year giving rise to the bonus. Amounts deferred generally are not subject to acceleration and unvested deferred amounts shall be forfeited if Mr. Icahn ceases to be employed under his employment agreement, provided that all deferred amounts shall vest in full and be payable in a lump sum payment thereafter if the employment of Mr. Icahn is terminated by us without Cause, Mr. Icahn terminates his employment for Good Reason (as such terms are defined in the employment agreement), or upon Mr. Icahn’s death or disability during the employment term. In addition, upon Mr. Icahn’s completion of service through the end of the employment term, Mr. Icahn will also vest in full in any mandatory deferrals. Vested deferred amounts (and all deferred returns, earnings and profits thereon) shall be paid to Mr. Icahn within 60 days following the vesting date. Returns on amounts subject to deferral shall also be subject to management fees charged by New Icahn Management.

The diagram below depicts the Investment Management and GP Entities organizational structure immediately following the above-described acquisition(1).

(1)	This diagram depicts consolidated entities only and does not include certain unconsolidated Feeder Funds.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Our assumptions and our actual results may be affected negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies pertaining to the Investment Management and GP Entities that were acquired on August 8, 2007, as discussed above, could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. See the notes to our condensed consolidated financial statements for a summary of our significant accounting policies.

Our consolidated financial statements now include the financial results of the Partnership Interests that were acquired on August 8, 2007. The Investment Management and GP Entities prepare financial statements based on accounting policies that were not described in our annual report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”). Accordingly, certain required additional information discussed below is included in this quarterly report on Form 10-Q in order to supplement disclosures already included in our 2006 Annual Report.

Consolidation

The consolidated financial statements include the accounts of Icahn Enterprises and its wholly and majority owned subsidiaries in which control can be exercised, in addition to those entities in which Icahn Enterprises has a substantive controlling general partner interest or in which it is the primary beneficiary of a variable interest entity. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-05”), FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), and SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries — An Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18, and ARB No. 43 Chapter 12 (“SFAS No. 94”), with respect to our investments in partnerships and limited liability companies. All intercompany balances and transactions are eliminated.

The accompanying financial statements also include the Investment Management and GP Entities and certain consolidated Private Funds during the periods presented. The Investment Management and GP Entities consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity pursuant to SFAS No. 94, (ii) they have a substantive, controlling general partner interest pursuant to EITF No. 04-05 or (iii) they are the primary beneficiary of a variable interest entity pursuant to FIN 46R. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered include the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which we have a variable interest. These analyses involve estimates, probability weighting of subjectively determined cash flows scenarios and other estimates based on the assumptions of management.

Revenue Recognition on Management Fee and Incentive Allocation

The Investment Management and GP Entities generate income from amounts earned pursuant to contractual arrangements with the Private Funds. Such amounts typically include an annual management fee of 2.5% of the net asset value before a performance-based, or incentive, allocation of 25% of capital appreciation (both realized and unrealized) earned by the Private Funds subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances. The Investment Management and GP Entities and their affiliates may also earn income through their principal investments in the Private Funds.

The general partner incentive allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“EITF Topic D-96”), and are allocated to the Onshore GP and the Offshore GP, respectively, at the end of the Onshore Fund’s and the Offshore Master Funds’ fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Private Funds’ fiscal year.

Compensation Arrangements

The Investment Management and GP Entities have entered into agreements with certain of their employees whereby these employees have been granted rights to participate in a portion of the management fees and incentive allocations earned by the Investment Management and GP Entities, net of certain expenses, and subject to various vesting provisions. The vesting period of these rights is generally between two to seven years, and such rights expire at the end of the contractual term of each respective employment agreement. Up to 100% of the amounts earned annually under such rights may be deferred for a period not to exceed ten years from the date of deferral, based on an annual election made by the employee for the upcoming fiscal year's respective management fee and incentive allocation rights. These amounts remain invested in the Private Funds and generally earn the rate of return of these funds, before the effects of any levied management fees or incentive allocations, which are waived on such deferred amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123R (Revised 2004), Share-Based Payment, and remeasured at fair value each reporting period until settlement.

The fair value of amounts deferred under these rights is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying net assets of the Private Funds, upon which the respective management fees and incentive allocations are based, and (ii) performance of the funds in which the deferred amounts are reinvested. The carrying value of such amounts represents the allocable management fees or incentive allocation initially deferred and the appreciation or depreciation on any reinvested deferrals. These amounts approximate fair value because the appreciation or depreciation on the deferrals is based on the fair value of the Private Funds' investments, which are marked-to-market through earnings on a monthly basis.

Valuation of Investments

The Investment Management and GP Entities adopted SFAS No. 157 (as defined below) as of January 1, 2007, which among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The fair value of our investments, including securities sold, not yet purchased, are based on observable market prices when available. Securities of the Private Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.
•	Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Recently Issued Accounting Pronouncements

SFAS No. 155. On February 16, 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments — an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). The statement amends Statement No. 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, and provides additional guidance on the applicability of SFAS No.133 and 140 to certain financial instruments and subordinated concentrations of credit risk. The new standard is effective for the first fiscal year beginning after September 15, 2006. The adoption of SFAS No. 155 as of January 1, 2007 did not have any impact on our consolidated financial statements.

FIN 48. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening partners’ equity. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

SFAS No. 157.  In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. We adopted SFAS No.157 as of January 1, 2007, in conjunction with the adoption of SFAS No. 159, as required. The adoption of SFAS No. 157 did not have any material impact on our consolidated financial statements.

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning partners’ equity.

We have applied the fair value option pursuant to SFAS No. 159 to certain of our investments as discussed in Note 6, “Investments and Related Matters,” in our consolidated financial statements. The Private

Funds would apply the fair value option pursuant to SFAS No. 159, in accordance with their accounting policy, for investments that would otherwise be accounted for under the equity method.

SOP 07-1.  In June 2007, SOP 07-01 was issued. SOP 07-1 addresses whether the accounting principles of the AICPA Guide may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, although early application is permitted. The Investment Management and GP Entities adopted SOP 07-1 as of January 1, 2007.

Because the General Partners and their affiliates acquire interests for strategic operating purposes in certain of the same companies in which their subsidiary investment companies invest, they lose their ability to retain specialized accounting pursuant to the AICPA Guide. However, the Investment Management and GP Entities apply SFAS No. 115 to their investments held by the consolidated Private Funds in debt securities and in those equity securities with readily determinable fair values, as defined by that Statement, and classified such investments as available-for-sale securities and elected the fair value option pursuant to SFAS No. 159. For those equity securities that fall outside the scope of SFAS No. 115 because they do not have readily determinable fair values as defined by that Statement, the Investment Management and GP Entities elected the fair value option pursuant to SFAS No.159 and measured the fair value of such securities in accordance with the requirements of SFAS No. 157. For those investments in which the Investment Management and GP Entities would otherwise account for such investments under the equity method, the Investment Management and GP Entities, in accordance with their accounting policy, elected the fair value option pursuant to SFAS No. 159 for all such investments.

FSP FIN 39-1.  On April 30, 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”), which amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (FIN 39). FSP FIN 39-1 impacts entities that enter into master netting arrangements as part of their derivative transactions by allowing net derivative positions to be offset in the financial statements against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, although early application is permitted. We are currently evaluating the effect, if any, of the adoption of FSP FIN 39-1 on our consolidated financial statements.

FSP FIN 46(R)-7.  In May 2007, the staff of the FASB issued FASB Staff Position on FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46(R)-7”). The staff position amends FIN 46R to indicate that investments accounted for at fair value in accordance with SOP 07-1 are not subject to consolidation under FIN 46R. The adoption of FSP FIN 46(R)-7 will require the Investment Management and GP Entities to apply consolidation provisions of FIN 46R to their consolidated entities that previously fell within the scope of the AICPA Guide. The adoption of FSP FIN 46(R)-7 will not have any material impact on our consolidated financial statements.

Divestitures

On April 22, 2007, we entered into an agreement to sell our remaining gaming operations. During the fourth quarter of fiscal 2006, we divested our Oil and Gas segment unit and our Atlantic City gaming properties, which comprises all of our remaining gaming properties. These segments are discussed as part of our discontinued operations.

Subsequent Events

Acquisition of PSC Metals, Inc.

On November 5, 2007, we acquired, through a subsidiary, all of the issued and outstanding capital stock of PSC Metals, Inc., or PSC Metals from Philip Services Corporation. PSC Metals is engaged in transporting, recycling and processing metals. The consideration for the transaction was $335,000,000 in cash. For the 12 months ended September 30, 2007 PSC Metals achieved revenue of approximately $776 million and net income of approximately $45 million.

Mr. Icahn indirectly owns a 95.6% interest and we indirectly own the remaining 4.4% interest in Philip Services Corporation. The transaction was approved by a special committee of independent members of our board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transaction. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.

Consolidated Financial Results

Overview

Key factors affecting our financial results and operations for the three months ended September 30, 2007 were:

•	The acquisition of the Partnership Interests on August 8, 2007 for an initial consideration of 8,632,679 of our depositary units valued at $810 million;
•	An increase in the investment management segment’s assets under management, or AUM, of $743 million compared to June 30, 2007;
•	A loss from our investment management segment of approximately $6.2 million due to negative returns of the Private Funds during the period caused by broad, volatile economic and market conditions;
•	The continued restructuring efforts of WPI, including an agreement to sell its inventory at substantially all of WPI’s retail stores. WPI recorded an impairment charge of approximately $13.6 million related to this restructuring effort.

Key factors affecting our financial results for the nine months ended September 30, 2007 were:

•	The acquisition of the Partnership Interests on August 8, 2007 for an initial consideration of 8,632,679 of our depositary units valued at $810 million;
•	An increase in the investment management segment’s AUM of $3.1 billion compared to December 31, 2006;
•	The issuance of $500 million of additional 7.125% senior unsecured notes in January 2007;
•	The issuance of $600 million of variable rate senior convertible notes in April 2007;
•	The sale of our position in SandRidge common stock for total cash consideration of $243.2 million on April 4, 2007; and
•	The settlement of litigation related to GB Holdings in February 2007.

Consolidated Financial Results

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total revenues for the third quarter of fiscal 2007 decreased by approximately $304.6 million, or 58.7%, as compared to the third quarter of fiscal 2006. The decrease was primarily due to lower investment management revenues of approximately $306.6 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 resulting from the negative performance of the Private Funds during the period. Performance was affected by volatile market conditions. Included in this variance is a reduction of home fashion segment revenues of approximately $39.7 million, or 17.8%, caused by WPI’s continuing efforts to reduce revenues from less profitable programs and a weaker retail sales environment. This reduction was offset by an increase in interest and other income of approximately $31.5 million, due to higher cash balances from the issuance of $500 million of additional 7.125% senior unsecured notes in January 2007 and $600 million of variable rate senior convertible notes in April 2007.

Interest expense for the third quarter of fiscal 2007 increased by approximately $14.0 million, or 63.0%, as compared to the third quarter of fiscal 2006. The increase includes interest on the $500 million of additional 7.125% senior unsecured notes issued in January 2007 as well as $600 million of variable senior convertible notes issued in April, 2007.

Income from continuing operations decreased by $58.7 million, or 106.4%, for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. The decrease results primarily from an overall reduction in earnings from all of our segments and was primarily due to weaker economic and market conditions in the third quarter of fiscal 2007 compared to third quarter of fiscal 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total revenues for the first nine months of fiscal 2007 increased by approximately $5.8 million, or 0.4%, as compared to the first nine months of fiscal 2006. Included in this overall increase is higher investment management segment revenues of approximately $77.9 million, resulting from the positive performance and higher AUM of the Private Funds during the first six months of the period, offset by poor investment performance in the third quarter as a result of adverse market conditions, and an increase in interest and other income of approximately $81.1 million due to higher cash balances from the issuance of $500 million of additional 7.125% senior unsecured notes in January 2007 and $600 million of variable rate senior convertible notes in April 2007. These increases were partially offset by a decrease in home fashion segment revenue of approximately $141.2 million, or 21.0%, caused by WPI’s continuing efforts to reduce revenues from less profitable programs and a weaker retail sales environment, and a reduction in real estate segment revenues of approximately $17.7 million, representing a 17.5% decline, primarily caused by the current residential slowdown of real estate development sales and decreased rental renewal rates at certain commercial properties.

Interest expense for the first nine months of fiscal 2007 increased by $34.9 million, or 54.8%, as compared to the first nine months of fiscal 2006. The increase was caused by additional interest from the issuance of $500 million of additional 7.125% senior unsecured notes in January 2007 as well as $600 million of variable senior convertible notes in April 2007.

Income from continuing operations increased by $43.5 million, or 26.8%, for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The increase results primarily from higher investment management segment earnings of $43.5 million from the positive performance and higher AUM, offset in part by the negative performance of the Private Funds during the third quarter of fiscal 2007 caused by broad volatile economic and market conditions. The overall increase in income from continuing operations was partially offset by a decrease in earnings in the home fashion and real estate segments in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The decrease in home fashion earnings for the first nine months of fiscal 2007 was primarily attributable to WPI’s continuing efforts to reduce revenues from less profitable programs and a weaker retail sales environment. The decrease in real estate earnings for the first nine months of fiscal 2007 was primarily due to the slowdown in residential real estate sales and decreased rental renewal rates at certain commercial properties.

Investment Management

Overview

The Investment Management and GP Entities provide investment advisory and certain management services to the Private Funds. The Investment Management and GP Entities do not provide investment advisory or other management services to any other entities, individuals or accounts, and interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

The investment strategy employed by the General Partners for the Private Funds is set and led by Mr. Icahn. The Private Funds pursue a value-oriented activist investment philosophy. Although Mr. Icahn has been a long-time activist investor, since 1987, Mr. Icahn has not managed a pool of capital raised from outside investors until the Private Funds were launched on November 1, 2004. The Private Funds invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, risk arbitrage and capital structure arbitrage and other special situations. The Private Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that the General Partners believe to be undervalued by the marketplace. The Private Funds sometimes take significant positions in the companies in which they invest.

The Investment Management and GP Entities generate income from amounts earned pursuant to contractual arrangements with the Private Funds. Such amounts typically include an annual management fee of 2.5% of the net asset value of fee-paying capital in the Private Funds before a performance-based, or incentive, allocation of 25% of the net profits earned by the Private Funds subject to a “high water mark” (whereby the

Investment Management and GP Entities do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). The Investment Management and GP Entities may modify or waive such amounts in certain circumstances where (a) an investor has reduced fees based on the amount invested and related lock-up periods or (b) investments are made by Mr. Icahn or his affiliates. The Investment Management and GP Entities and their affiliates may also earn income through their principal investments in the Private Funds. All of the management fees earned from consolidated entities by New Icahn Management (and, prior to the sale of the Partnership Interests on August 8, 2007, by Icahn Management) and the incentive allocations earned by the Onshore GP and the Offshore GP from the Onshore Fund and the Offshore Master Funds, respectively, are eliminated in consolidation; however, the Investment Management and GP Entities’ share of the net income from the Private Funds includes the amount of these eliminated fees. Any management fees earned from unconsolidated Private Funds are recorded and reflected separately on the consolidated statements of operations.

Our results are primarily driven by the combination of the Private Funds’ AUM and the investment performance of the Private Funds. As AUM increases, management fee revenues generally increase in tandem because New Icahn Management charges management fees based on the net asset value of fee-paying capital in the Private Funds, generally at the beginning of each quarter. Incentive allocations are determined based on the aggregate amount of net profits earned by the Private Funds. Incentive allocations are influenced by the investment performance of the Private Funds, which is a principal determinant of the long-term success of the investment management operations because it enables AUM to be increased through retention of fund profits and by making it possible to attract new investment capital and minimize redemptions by Private Fund investors.

AUM and Fund Performance

The table below reflects changes to AUM for the three and nine months ended September 30, 2007 and 2006. The end of period balances represent total assets under management, including deferred management fees and incentive allocations and our own investments in the funds as well as investments of other affiliated parties who have not been charged management fees or incentive allocations for the periods presented (in $000).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$6,361,407	$3,153,985	$4,019,993	$2,646,652
Net in-flows	848,411	81,597	2,468,035	219,760
Appreciation (depreciation)	(105,453)	212,202	616,337	581,372
Balance, end of period	$7,104,365	$3,447,784	$7,104,365	$3,447,784
Fee-paying AUM	$5,138,328	$2,790,580	$5,138,328	$2,790,580

In addition, investors are contractually committed to invest $286.2 million in the Private Funds, of which $145.1 million is fee paying, and $141.1 million is from affiliated parties and not subject to management fees or incentive allocations.

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the Three Months Ended September 30,		Gross Return(1) for the Nine Months Ended September 30,
Fund	2007	2006	2007	2006
Private Funds	-1.5%	6.7%	13.8%	21.6%

(1)	These preliminary returns are indicative of a typical investor who has been invested since inception of the funds. The performance information is presented gross of management fees but net of expenses. Performance for fiscal 2007 is estimated and unaudited. Past performance is not necessarily indicative of future results.

Aggregate performance for the nine months ended September 30, 2007 was impacted, especially during the first six months of the year, by strong U.S. equity and credit markets as well as robust corporate profits. During the middle of the third quarter, global equity markets experienced significant volatility as a result of disruptions in the credit markets. Significant declines in the U.S. sub-prime market that began to impact the broader mortgage market as well as corporate and asset backed credit markets.

Our profits for 2007 were largely driven by our equity positions in biotechnology and energy as well as our credit sector shorts. Profits were somewhat mitigated by energy market hedges and a long equity position in real estate. In the third quarter, the aggregate gross performance of -1.5% was impacted by volatile market conditions as well as equity positions related to consumer, real estate and financial sectors that represented losses for the quarter. This has been our only negative quarter since inception.

Since inception, the Private Funds’ gross returns are 95.2%, representing an annualized rate of return of 25.8% through September 30, 2007. These returns have been the result of bottom-up security selection, largely driven by our core activist equity positions. Fourth quarter of fiscal 2007 returns are off to a strong start; our preliminary aggregate gross performance for October 2007 was approximately 5.2%, largely driven by two of our equity positions, one in biotechnology and the other in software. Year-to-date through October 2007, our preliminary gross performance is approximately 19.8%.

Operating Results

As previously discussed, we consolidated most of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, substantially all management fees, incentive allocations and earnings on investments in the Private Funds are eliminated in consolidation. These eliminations had no impact on our net income, however, as our allocated share of the net income from the Private Funds includes the amount of these eliminated fees.

The tables below provide a reconciliation of the unconsolidated revenues and expenses of the Investment Management and GP Entities to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of the Investment Management and GP Entities without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of management fees, incentive allocations and returns on investments in the Private Funds that is attributable to Icahn Enterprises only. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the sector.

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the three and nine months ended September 30, 2007 and 2006, are as follows (in $000s):

	For the Three Months Ended September 30, 2007				For the Three Months Ended September 30, 2006
	Investment Management and GP Entities	Consolidated Private Funds	Eliminations	Total U.S. GAAP Reported Income	Investment Management and GP Entities	Consolidated Private Funds	Eliminations	Total U.S. GAAP Reported Income
Revenues:
Management fees	$29,685	$—	$(25,567)	$4,118	$20,474	$—	$(20,474)	$—
Incentive allocations	(25,787)	—	25,787	—	38,921	—	(38,921)	—
Net gain (loss) from investment activities	(5,367)	(133,652)	5,367	(133,652)	5,199	209,288	(5,199)	209,288
Interest, dividends and other income	98	51,023	—	51,121	95	18,816	—	18,911
	(1,371)	(82,629)	5,587	(78,413)	64,689	228,104	(64,594)	228,199
Costs and expenses	7,177	13,276	—	20,453	8,256	10,515	—	18,771
Income (loss) from continuing operations before income taxes and non-controlling interests	(8,548)	(95,905)	5,587	(98,866)	56,433	217,589	(64,594)	209,428
Income tax expense	(1,571)	—	—	(1,571)	(398)	—	—	(398)
Non-controlling interests in (income) loss of consolidated entities	—	90,318	3,958	94,276	—	(152,995)	—	(152,995)
Income (loss) from continuing operations	$(10,119)	$(5,587)	$9,545	$(6,161)	$56,035	$64,594	$(64,594)	$56,035

	For the Nine Months Ended September 30, 2007				For the Nine Months Ended September 30, 2006
	Investment Management and GP Entities	Consolidated Private Funds	Eliminations	Total U.S. GAAP Reported Income	Investment Management and GP Entities	Consolidated Private Funds	Eliminations	Total U.S. GAAP Reported Income
Revenues:
Management fees	$95,529	$—	$(88,035)	$7,494	$54,401	$—	$(54,401)	$—
Incentive allocations	94,722	—	(94,722)	—	104,608	—	(104,608)	—
Net gain from investment activities	37,529	554,223	(37,529)	554,223	14,753	571,774	(14,753)	571,774
Interest, dividends and other income	405	132,640	—	133,045	221	44,894	—	45,115
	228,185	686,863	(220,286)	694,762	173,983	616,668	(173,762)	616,889
Costs and expenses	37,557	45,377	—	82,934	25,031	20,569	—	45,600
Income from continuing operations before income taxes and non-controlling interests	190,628	641,486	(220,286)	611,828	148,952	596,099	(173,762)	571,289
Income tax expense	(3,175)	—	—	(3,175)	(1,076)	—	—	(1,076)
Non-controlling interests in (income) loss of consolidated entities	—	(421,200)	3,958	(417,242)	—	(422,337)	—	(422,337)
Income from continuing operations	$187,453	$220,286	$(216,328)	$191,411	$147,876	$173,762	$(173,762)	$147,876

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Management fees increased by $9.2 million, or 45%, to $29.7 million for the three months ended September 30, 2007 from $20.5 million for the comparable period in fiscal 2006. The increase was attributable to increases in fee-paying assets under management as noted above.

Incentive allocations decreased by $64.7 million, or 166%, to a loss of $25.8 million for the three months ended September 30, 2007, compared to $38.9 million for the comparable period in fiscal 2006. This decrease relates to the negative performance of the Private Funds during the period as a result of the economic and market factors discussed above. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the Onshore GP and the Offshore GP, respectively, at the end of the Private Funds’ fiscal year (or sooner on redemptions). As a result of the decline in performance, $27.2 million of such accruals were reversed in the third quarter of fiscal 2007 as a result of losses in the third quarter of fiscal 2007. These reversals were partially offset by incentive allocations of $1.4 million which were earned in certain Private Funds.

The net loss of $5.4 million incurred by the Investment Management and GP Entities from their investments in affiliates during the quarter represents the decline in the value, both realized and unrealized, of their investments from the Private Funds. This decrease relates to the negative performance of the Private Funds during the period relating to the economic and market factors discussed above.

Net realized and unrealized losses incurred by the Private Funds on investments and derivative contracts were $133.7 million for the three months ended September 30, 2007, as compared to net realized and unrealized gains on investment activities of $209.3 million for the comparable period in 2006. This decrease relates to the negative performance of the funds during the three months ended September 30, 2007 as a result of the economic and market factors discussed above.

Interest, dividends and other income increased by $32.2 million, or 171%, to $51.1 million for the three months ended September 30, 2007, compared to $18.9 million for the comparable period in fiscal 2006. The increase was attributable to increases in AUM and the amounts invested in interest and dividend-paying investments.

Costs and Expenses

Investment Management and GP Entities’ costs and expenses decreased by $1.1 million, or 13%, to $7.2 million for the three months ended September 30, 2007, compared to $8.3 million for the comparable period in fiscal 2006. This decrease is attributable to lower shareholder action expenses and a decrease in compensation expense for the period.

Private Funds’ costs and expenses increased by $2.8 million, or 26%, to $13.3 million for the three months ended September 30, 2007, compared to $10.5 million for the comparable period in fiscal 2006. This increase is attributable to interest and dividend expense relating to securities sold, not yet purchased and an increase in fees paid to our administrator, which are based on assets under management.

Non-Controlling Interests

Non-controlling interests in loss (income) of the Private Funds were $94.3 million for the three months ended September 30, 2007, as compared to $(153.0) million for the comparable period in fiscal 2006. This decrease relates to the negative performance of the funds during the 2007 period relating to the economic and market factors discussed above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Management fees increased by $41.1 million, or 76%, to $95.5 million for the nine months ended September 30, 2007 from $54.4 million for the comparable period in fiscal 2006. The increase was attributable to increased assets under management due to both net capital inflows and capital appreciation.

Incentive allocations decreased by $9.9 million, or 9%, to $94.7 million for the nine months ended September 30, 2007, compared to $104.6 million for the comparable period in fiscal 2006. This decrease relates to the decline in performance of the Private Funds during third quarter of 2007 which was partially offset by increasing assets under management.

The gain in investment activities of $37.5 million earned by the Investment Management and GP Entities during the nine months ended September 30, 2007 reflects the increase in the General Partners’ investment in the Private Funds as a result of earned incentive allocations and the return on the General Partners’ investment.

Net realized and unrealized gains of the Private Funds on investment activities were $554.2 million for the nine months ended September 30, 2007, compared to $571.8 million for the comparable period in 2006. This decrease relates to the decline in performance of the Private Funds during the nine months ended September 30, 2007 relating to the economic and market factors discussed above but partially offset by increased AUM and stronger investment performance during the first six months of the period.

Interest, dividends and other income increased by $87.9 million, or 195%, to $133.0 million for the nine months ended September 30, 2007, compared to $45.1 million for the comparable period in fiscal 2006. The increase was attributable to increases in AUM and the amounts invested in interest and dividend-paying investments.

Costs and Expenses

Investment Management and GP Entities’ costs and expenses increased by $12.6 million, or 50%, to $37.6 million for the nine months ended September 30, 2007, compared to $25.0 million for the comparable period in fiscal 2006. This increase is primarily a result of compensation awards relating to earned incentive and the return thereon.

Private Funds’ costs and expenses increased by $24.8 million, or 121%, to $45.4 million for the nine months ended September 30, 2007, compared to $20.6 million for the comparable period in 2006. This increase is primarily attributable to interest and dividend expense relating to securities sold, not yet purchased and an increase in fees paid to our administrator which are based on assets under management.

Non-Controlling Interests

Non-controlling interests in (income) loss of consolidated subsidiaries were $(417.2) million for the nine months ended September 30, 2007, as compared to $(422.3) million for the comparable period in fiscal 2006. This slight decline was due to the decline in performance of the Private Funds during the nine months ended September 30, 2007 as discussed above, partially offset by increased AUM and stronger investment performance during the first six months of the period.

Holding Company and Other Operations

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and associated resort activities associated with property development. The three related operating lines of our real estate segment are all individually immaterial and have been aggregated for purposes of our operating results below, as well as the accompanying consolidated balance sheets and statements of operations. The accounting policies of each segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The following table summarizes the key unaudited operating data for real estate activities for the periods indicated (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental real estate	$3,343	$3,393	$10,205	$10,061
Property development	17,321	19,914	50,202	69,149
Resort activities	9,692	9,211	23,210	22,106
Total revenues	30,356	32,518	83,617	101,316
Expenses:
Rental real estate	1,594	1,228	4,502	3,017
Property development	15,578	17,887	46,263	53,837
Resort activities	8,194	8,032	22,651	21,381
Total expenses	25,366	27,147	73,416	78,235
Income from continuing operations before income taxes and non-controlling interests in income of consolidated entities	$4,990	$5,371	$10,201	$23,081

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total revenues decreased to $30.4 million, or by 6.6%, in the three months ended September 30, 2007 from $32.5 million in the comparable period in fiscal 2006. The decrease was primarily attributable to a decrease in property development sales activity. For the three months ended September 30, 2007, we sold 12 units for approximately $17.3 million at an average price of $1.4 million with a profit margin of 15.8%, reflecting a greater sales mix of higher priced units in Westchester, NY and New Seabury, MA compared to the comparable period in the prior year. For the three months ended September 30, 2006, we sold 39 units for approximately $19.9 million at an average price of $0.51 million with a profit margin of 10.2%, which included a greater sales mix of lower priced condominium units in Naples, FL.

Total expenses decreased to $25.4 million, or by 6.6%, for the three months ended September 30, 2007 from $27.1 million in the comparable period in fiscal 2006. The decrease was primarily attributable to a decrease in property development sales activity. Contributing to the overall decrease for the three months ended September 30, 2007 was a reversal of a prior hurricane loss provision of $0.43 million related to our rental properties. The decrease was partially offset by a $1.0 million litigation loss reserve related to our development properties and a $0.73 million asset impairment charge related to our rental properties, which was primarily due to a decrease in rental renewal rates at certain commercial properties.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total revenues decreased to $83.6 million, or by 17.5%, in the nine months ended September 30, 2007 from $101.3 million in the nine months ended September 30, 2006. The decrease was primarily attributable to a decrease in property development sales activity. For the nine months ended September 30, 2007, we sold 68 units for approximately $50.2 million at an average price of $0.74 million with a profit margin of 13.5%. For the nine months ended September 30, 2006, we sold 92 units for approximately $69.2 million at an average price of $0.75 million with a profit margin of 22.1%. For the nine months ended September 30, 2006, our New Seabury, MA property sales and margins were stronger principally due to closings from its grand opening in fiscal 2005.

Total expenses decreased to $73.4 million, or by 6.2%, in the nine months ended September 30, 2007 from $78.2 million in the nine months ended September 30, 2006. The decrease was primarily due to a decrease in property development sales activity. Included in total expenses for the nine months ended September 30, 2007 was a $1.8 million and $0.73 million asset impairment charge related to our property development and rental real estate properties, respectively. The impairment charge of $1.8 million related to certain condominium land in our Oak Harbor, FL subdivision caused by the current slowdown. The $0.73 million impairment charge was primarily due to decreased rental renewal rates at certain of our commercial properties. Additionally, there is a $1.0 million litigation charge related to our development properties as well as a reversal of a prior hurricane loss provision of $0.43 million related to our rental properties.

Based on current residential sales conditions and the pending completion of our Westchester, NY and Naples, FL properties, we expect sales to continue in a downward trend for the balance of fiscal 2007 and into the fiscal year ending December 31, 2008, or fiscal 2008.

We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved.

Certain properties are reclassified as discontinued operations when subject to a contract or letter of intent. Results of discontinued operations are excluded from the consolidated financial statements for all periods presented.

Home Fashion

Overview

For the third quarter of fiscal 2007, gross earnings were primarily affected by reduced revenue due to a weaker home textile retail environment and lower manufacturing plant utilizations at some of our U.S. bedding and towel plants scheduled for closure. Factory underutilization charges at the bedding operations are expected to diminish in the fourth quarter of fiscal 2007 and into fiscal 2008 in connection with the closure of certain U.S. operations. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

During the third quarter of fiscal 2007, WPI continued to successfully implement its strategic plans to shift manufacturing capacity from the United States to lower-cost countries. WPI’s bedding operation in Bahrain is producing product as planned, with significantly lower production costs than its U.S. operations. Additionally, the expansion of WPI’s joint venture bath manufacturing operation in Pakistan is proceeding to build its output volume of finished goods. WPI anticipates improvements in gross earnings through both lower costs of production and declining factory underutilization charges in the fourth quarter of fiscal 2007 and into fiscal 2008.

Summarized statements of operations, net of discontinued operations, for WPI for the periods indicated are as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales	$183,360	$223,066	$531,109	$672,350
Expenses:
Costs of sales	177,912	211,047	529,996	643,504
Selling, general and administrative expenses	28,218	31,650	87,427	100,327
Restructuring and impairment charges	14,041	3,348	38,735	33,686
Loss from continuing operations before income taxes and non-controlling interests	$(36,811)	$(22,979)	$(125,049)	$(105,167)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

As expected, the three months ended September 30, 2007 continued to be affected by the weak Home Fashion retail segment and planned reductions in revenues from less profitable programs. Net sales for the three months ended September 30, 2007 were $183.4 million, a decline of 17.8% compared to $223.1 million in the comparable period in fiscal 2006. Bed products’ net sales for the three months ended September 30, 2007 were $124.5 million, a decrease of $25.0 million from the comparable period in fiscal 2006. Bath products net sales were $56.3 million for the three months ended September 30, 2007, a decrease of $15.5 million from the comparable period in fiscal 2006, and other net sales were $2.6 million, an increase of $0.8 million from the three months ended September 30, 2006.

In accordance with SFAS No. 142, indefinite-lived intangible assets are not amortized, but are subject to impairment testing annually or when indicators of impairment are present. The identifiable intangible assets consist of trademarks acquired by WPI. These include Martex, Vellux, Grand Patrician, WestPoint and Utica. As of September 30, 2007, WPI believes that the decline in sales of branded home fashion products is of a long-term nature resulting in an impairment in the carrying value of WPI’s trademarks. As of September 30, 2007, WPI estimates an impairment of $3.0 million, reducing the fair value of the trademarks to $20.4 million. In accordance with its annual assessments, WPI will continue to review the value of this intangible asset during the fourth quarter of fiscal 2007.

Total depreciation expense for the three months ended September 30, 2007 was $2.6 million, of which $1.9 million was included in cost of sales and $0.7 million was included in selling, general and administrative expenses. Total depreciation expense for the three months ended September 30, 2006 was $6.0 million, of which $4.8 million was included in cost of sales and $1.2 million was included in selling, general and administrative expenses. Depreciation expenses were reduced primarily as the result of plant closures subsequent to the first quarter of fiscal 2006.

Gross earnings (net sales less cost of sales) for the three months ended September 30, 2007 were $5.5 million, or 3.0% of net sales, compared with $12.0 million, or 5.4% of net sales, during the comparable period in fiscal 2006. Gross earnings during the three months ended September 30, 2007 were negatively impacted by lower sales across all product lines as the result of a continued weaker retail environment for home textile products, competitive pricing and higher production costs from underutilization of plants scheduled to be closed in fiscal 2007.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $28.2 million as compared to $31.7 million for the comparable period in fiscal 2006, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses since it was acquired by us in August 2005.

Total expenses for the three months ended September 30, 2007 include $2.6 million related to non-cash fixed asset impairment and $3.9 million of machinery parts impairment charges related to certain plants in the United States, which are planned to be closed in fiscal 2007, and $4.6 million of restructuring charges (of which $1.0 million related to severance costs and $3.6 million related to continuing costs of closed plants). Additionally, WPI reduced the carrying value of the trademarks and recorded intangible asset impairment charges of $3.0 million. Total expenses for the three months ended September 30, 2006 included $3.3 million of restructuring charges (of which $0.2 million related to severance costs and $3.1 million related to continuing costs of closed plants).

We continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout fiscal 2007. If our restructuring efforts are unsuccessful, we may be required to record additional impairment charges related to the carrying value of long-lived assets.

WPI recorded charges related to asset impairment associated with the closing of certain plants in the United States. On October 18, 2007, WPI entered into an agreement to sell the inventory at substantially all of its 30 retail outlet stores. The net impact of these closings during the three months ended September 30, 2007 was $15.1 million of related charges and impairments, which has been included as part of discontinued operations.

Results of the discontinued operations are excluded from the consolidated financial statements for all periods presented.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The nine months ended September 30, 2007 represented a challenging combination of efforts to reduce revenue from less profitable businesses, a weaker home textile retail environment, repositioning WPI’s manufacturing operations and realigning selling, general and administrative expenditures. Net sales were $531.1 million, a decrease of 21.0% compared to $672.4 million for the first nine months in fiscal 2006. The decrease, which affected all lines of business, was primarily attributable to our continuing efforts to reduce revenues from less profitable programs coupled with a continued weaker retail sales environment. Bed products net sales for the first nine months of fiscal 2007 were $338.5 million, a decrease of $81.8 million from $420.3 million. Bath products net sales were $190.5 million, a decrease of $56.2 million compared to $246.7 million, and other net sales were $2.1 million, a decrease of $3.3 million compared to $5.4 million for the first nine months of fiscal 2006.

Total depreciation expense for the nine months ended September 30, 2007 was $11.7 million, of which $9.1 million was included in cost of sales and $2.6 million was included in selling, general and administrative expenses. Total depreciation expense for the nine months ended September 30, 2006 was $25.4 million, of which $21.1 million was included in cost of sales and $4.3 million was included in selling, general and administrative expenses. The reduction in depreciation expenses was primarily due to plant closures made subsequent to the first quarter of fiscal 2006.

Gross earnings (net sales less cost of sales) for the nine months ended September 30, 2007 were $1.1 million, or 0.2% of net sales, compared with $28.9 million, or 4.3% of net sales, during the nine months ended September 30, 2006. Gross earnings were affected by competitive pricing and a continued weaker retail environment, and lower manufacturing plant utilizations at some of our U.S. plants. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $87.4 million as compared to $100.3 million for the nine months ended September 30, 2006, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses since it was acquired by Icahn Enterprises in August 2005. WPI is continuing to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized, including the headcount reductions taken during the second quarter of fiscal 2007.

Total expenses for the nine months ended September 30, 2007 include $18.0 million of non-cash fixed asset impairment and $3.9 million of machinery parts impairment charges related to certain plants in the United States, which are anticipated to be closed in fiscal 2007, and $13.9 million of restructuring charges (of which $4.8 million related to severance costs and $9.1 million related to continuing costs of closed plants). Additionally, WPI reduced the carrying value of the trademarks and recorded intangible asset impairment charge of $3.0 million. Total expenses for the nine months ended September 30, 2006 included $26.5 million of non-cash fixed asset impairment charges related to plant closures during the comparable period in fiscal 2006 and $7.1 million of restructuring charges (of which $1.5 million related to severance costs and $5.6 million related to continuing costs of closed plants).

We continue our restructuring efforts and, accordingly, expect that restructuring charges and operating losses will continue to be incurred throughout fiscal 2007. If our restructuring efforts are unsuccessful, we may be required to record additional impairment charges related to the carrying value of long-lived assets.

Holding Company

Activities

The Holding Company engages in various activities including investing in our subsidiaries’ growth, raising capital, and acquiring and divesting businesses, and investing its available liquidity.

Expenses

Holding Company expenses are principally related to payroll, legal and other professional fees and general expenses of the Holding Company.

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Expenses increased 216.7%, to $13.0 million, for the three months ended September 30, 2007 as compared to $4.1 million for the comparable period in fiscal 2006. The increase is primarily attributable to legal expenses related to the acquisition of the Partnership Interests on August 8, 2007.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Expenses increased 28.7%, to $24.6 million, for the nine months ended September 30, 2007 as compared to $19.1 million for the comparable period in fiscal 2006. The increase is primarily attributable to legal expenses related to the acquisition of the Partnership Interests on August 8, 2007.

Interest and Other Income

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Interest expense increased 63.0%, to $36.3 million, for the three months ended September 30, 2007 as compared to $22.2 million in the comparable period in fiscal 2006. The increase is primarily attributable to interest incurred on the $500.0 million additional 7.125% senior notes issued in January 2007 and the $600.0 million of variable rate convertible notes issued in April 2007.

Interest income increased 282.4%, to $42.6 million, for the three months ended September 30, 2007 as compared to $11.1 million in the comparable period in fiscal 2006. The increase was primarily due to the substantial increase in the Holding Company’s cash position from the sales of our oil and gas operations and Atlantic City gaming operations in the fourth quarter of fiscal 2006 and the proceeds from the issuance of additional 7.125% senior notes in January 2007 and variable rate convertible notes in April 2007.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Interest expense increased 54.8%, to $98.7 million, during the first nine months of fiscal 2007 as compared to $63.8 million in the first nine months of fiscal 2006. This increase is a result of interest incurred on the $500.0 million additional 7.125% senior notes issued in January 2007 and the $600.0 million of variable rate convertible notes issued in April 2007.

Interest income increased 239.9% to $114.9 million during the first nine months of fiscal 2007 as compared to $33.8 million in the first nine months of fiscal 2006. This increase was primarily due to the increase in the Holding Company’s cash position from the sale of our oil and gas operations and Atlantic City gaming operations in the fourth quarter of fiscal 2006 and the proceeds from the issuance of additional 7.125% senior notes in January 2007 and variable rate convertible notes in April 2007.

Net Gain From Investment Activities

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net gain from investment activities decreased 36.1% to $14.2 million for the three months ended September 30, 2007 as compared to $22.2 million during the comparable period in fiscal 2006. The decrease was primarily due to the sale of certain investment positions in 2007.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net gain from investment activities decreased 10.8% to $75.6 million during the first three quarters of fiscal 2007 as compared to $84.8 million during the first three quarters of fiscal 2006. The decrease was primarily due to the sale of certain investment positions in 2007.

Non-Controlling Interests

Non-controlling interests totaled $12.7 million and $8.4 million for the three months ended September 30, 2007 and 2006, respectively. The increase is primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Non-controlling interests totaled $43.6 million and $47.9 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease is primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Discontinued Operations

The Sands and Related Assets

On November 17, 2006, our indirect majority-owned subsidiary, ACE, a New Jersey limited liability company and a wholly owned subsidiary of Atlantic Coast, which formerly owned The Sands Hotel and Casino in Atlantic City, IEH, and certain other entities owned by or affiliated with IEH completed the sale to Pinnacle of the outstanding membership interests in ACE and 100% of the equity interests in certain subsidiaries of IEH that owned parcels of real estate adjacent to The Sands, including 7.7 acres of land known as the Traymore site. We owned, through subsidiaries, approximately 67.6% of Atlantic Coast, which owns 100% of ACE. The aggregate price was approximately $274.8 million, of which approximately $200.6 million was paid to Atlantic Coast and approximately $74.2 million was paid to affiliates of IEH for subsidiaries that owned the Traymore site and the adjacent properties. $51.8 million of the amount paid to Atlantic Coast was deposited into escrow to fund indemnification obligations, of which $50 million related to claims of creditors and stockholders of GB Holdings, a holder of stock in Atlantic Coast. On February 22, 2007, we resolved all outstanding litigation involving GB Holdings, resulting in a release of all claims against us. After the settlement, our ownership of Atlantic Coast increased from 67.6% to 96.9% and $50.0 million of the amount placed into escrow was released to us. In the second quarter of fiscal 2007, we and several other investors exercised warrants to purchase shares of common stock of Atlantic Coast, resulting in an increase of the minority interest in Atlantic Coast, and a decrease in our ownership to 94.2%. Additionally, this resulted in a SAB 51 charge of $6.1 million to partners’ equity.

Oil and Gas

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

Pursuant to an agreement dated October 25, 2006 among IEH, NEG Oil & Gas and NEGI, NEGI sold its membership interest in NEG Holding LLC to NEG Oil & Gas for consideration of approximately $261.1 million paid in cash. Of that amount, $149.6 million was used to repay the principal and accrued interest with respect to the NEGI 10.75% senior notes due 2007, all of which was held by us. On April 4, 2007, we sold our entire position in SandRidge for cash consideration of approximately $243.2 million.

American Casino & Entertainment Properties LLC

On April 22, 2007, AEP, a wholly owned indirect subsidiary of Icahn Enterprises, entered into a Membership Interest Purchase Agreement with W2007/ACEP Holdings, LLC, an affiliate of Whitehall Street Real Estate Funds, a series of real estate investment funds affiliated with Goldman Sachs & Co., to sell all of the issued and outstanding membership interests of ACEP, which comprises our gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, as more fully described in the agreement. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premium due under the terms of ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. With this transaction, we anticipate realizing a gain of approximately $0.57 billion on our investments in ACEP, after income taxes. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction by the end of the first quarter of fiscal 2008; however, there can be no assurance that we will be able to consummate the transaction.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during fiscal 2007 and, accordingly, certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 have been reclassified to conform to the current classification of properties. Additionally, cash flows for the nine months ended September 30, 2007 and 2006 have also been reclassified for such properties classified as discontinued operations. During the nine months ended September 30, 2007, five properties were reclassified to held for sale.

Home Fashion

We will close substantially all of our WPI retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, we entered into an agreement to sell the inventory at substantially all of our retail stores. The reclassification of approximately $15.1 million of losses to discontinued operations, inclusive of asset impairment and restructuring charges of $13.6 million, during the third quarter of fiscal 2007 was based upon an estimate of the overall outcome of this decision. In accordance with SFAS No. 144, we have reported the retail outlet stores business as discontinued operations for all periods presented.

Results of Discontinued Operations

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144.

Summarized financial information for discontinued operations for the periods indicated is set forth below (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Oil and Gas	$—	$135,578	$—	$330,476
Gaming	109,367	141,297	336,393	402,795
Home Fashion	16,010	17,390	44,654	48,744
Real Estate	997	1,857	3,804	5,606
Total revenues	$126,374	$296,122	$384,851	$787,621
Income from discontinued operations:
Oil and Gas	$—	$89,343	$—	$200,859
Gaming	23,410	(1,033)	77,956	33,445
Home Fashion	(15,129)	(1,368)	(18,908)	(5,478)
Real Estate	913	1,403	3,228	3,984
Total income from discontinued operations before interest and taxes	9,194	88,345	62,276	232,810
Interest expense	(4,649)	(10,426)	(16,086)	(31,663)
Interest and other income	660	2,261	19,994	7,332
Income tax (expense)/benefit	(433)	31,243	(15,665)	13,390
Income from discontinued operations	4,772	111,423	50,519	221,869
Minority interests	4,959	(10,833)	4,428	(9,326)
Gain on sales of discontinued operations, net of income taxes	7,660	4,901	21,686	6,460
	$17,391	$105,491	$76,633	$219,003

Liquidity and Capital Resources

Consolidated Financial Results

As of September 30, 2007, the Holding Company had a cash and cash equivalents balance of $2.6 billion, short-term investments of $286.6 million (of which $59.5 million was invested in short-term fixed-income securities) and total debt of $1.9 billion.

In addition, we also have the ability to draw down on our credit facility. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150.0 million. As of September 30, 2007, there were no borrowings under the facility. See “Borrowings” below for additional information concerning credit facilities for our subsidiaries.

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

As a holding company, our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units will predominantly depend on the cash flow resulting from divestitures, equity and debt financings, interest income and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include payment of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which our subsidiaries may be subject or enter into in the future.

Cash Resources

During fiscal 2007, we consummated the following transactions that provided aggregate proceeds of approximately $1.3 billion:

•	On January 16, 2007, we issued $500.0 million aggregate principal amount of additional 7.125% senior notes due 2013. The additional 7.125% senior notes were issued pursuant to an indenture dated February 7, 2005, between us, as issuer, and IEF, as co-issuer, IEH, as guarantor, and Wilmington Trust Company, as trustee. The additional 7.125% senior notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013.
•	In April 2007, we issued $600.0 million aggregate principal amount of variable rate senior convertible notes due 2013. The notes bear interest of LIBOR minus 125 basis points, but no less than 4% nor higher than 5.5%, and are convertible into depositary units of Icahn Enterprises at a conversion price of $132.595 per share, subject to adjustments in certain circumstances.
•	On April 4, 2007, our subsidiaries signed agreements to sell their entire position in the common stock of SandRidge (formerly Riata Energy, Inc.) to a consortium of investors in a series of private transactions. The per share selling price was $18, and total cash consideration received at closing was approximately $243.2 million.

On April 22, 2007, AEP, a wholly owned indirect subsidiary of Icahn Enterprises, entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprises the remainder of Icahn Enterprises’ gaming operations, for $1.3 billion, plus or minus certain adjustments such as working capital, more fully described in the agreement. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay, from funds provided by AEP, the principal, interest, prepayment penalty or premium due under the terms of ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility. With this transaction, Icahn Enterprises anticipates realizing a gain of approximately $0.57 billion on its investments in ACEP, after income taxes. ACEP’s casino assets are comprised of the Stratosphere Casino Hotel & Tower, the Arizona Charlie’s Decatur, the Arizona Charlie’s Boulder and the Aquarius Casino Resort. The transaction is subject to the approval of the Nevada Gaming Commission and the Nevada State Gaming Control Board, as well as customary conditions. The parties expect to close the transaction by the end of the first quarter of fiscal 2008; however, there can be no assurance that we will be able to consummate the transaction.

Operating Activities

Cash used in operating activities for the first nine months of fiscal 2007 was approximately $2.3 billion compared to cash provided by operating activities of approximately $47.3 million for the comparable prior year period due primarily to activity within our Investment Management segment. Cash used in continuing operations from our Investment Management segment was approximately $2.3 billion for the first nine months of fiscal year 2007 compared to approximately $0.2 billion for the comparable prior year period. The net cash used in continuing operations for our Investment Management segment primarily relates to net purchases and proceeds from securities transactions. Purchases of securities during the first nine months of fiscal 2007 were approximately $6.9 billion compared to $3.4 billion for the comparable prior year period, while proceeds from sales of securities were approximately $4.8 billion and $3.6 billion for the first nine months of fiscal 2007 and 2006, respectively. The net cash used in continuing operations for our Holding Company and other operations was $103.2 million for the first nine months of fiscal 2007 as compared to cash provided by continuing operations of $26.7 million for the comparable prior year period, primarily due to the change in cash resulting from activities on trading securities year over year.

Investing Activities

Cash provided by investing activities for the first nine months of fiscal 2007 was approximately $214.5 million as compared to cash used in investing activities of approximately $532.5 million for the comparable prior year period. The primary drivers were greater net proceeds from the sale of marketable securities of approximately $170.3 million and lower purchases of marketable securities of approximately $208.5 million. Additionally, net cash provided by investing activities from discontinued operations improved approximately $386.4 million due to the significant decrease in capital expenditures relating to our oil and gas and Atlantic City gaming properties which were sold in November 2006.

Financing Activities

Cash provided by financing activities for the first nine months of fiscal 2007 increased approximately $2.9 billion to $3.1 billion as compared to $0.2 billion for the comparable prior year period. This increase is primarily due to proceeds from senior notes and other borrowings of approximately $1.1 billion for the first nine months of fiscal 2007, compared to $49.3 million for the first nine months of fiscal 2006, and capital contributions in our Investment Management segment from the limited partners and shareholders of our consolidated Private Funds of approximately $2.5 billion for the first nine months of fiscal 2007 compared to $0.2 billion for the comparable prior year period. These increases were partially offset by an increase in distributions to Mr. Icahn of approximately $469.1 million, which includes $442.5 million from Investment Management and GP Entities prior to the sale to Icahn Enterprises on August 8, 2007.

Borrowings

The following chart represents our long-term debt at September 30, 2007 and December 31, 2006 (in $000):

	September 30, 2007	December 31, 2006
Senior unsecured variable rate convertible notes due 2013 — Icahn Enterprises	$600,000	$—
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	973,059	480,000
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	351,489	351,246
Senior secured 7.85% notes due 2012 — ACEP	215,000	215,000
Borrowings under credit facility — ACEP	40,000	40,000
Mortgages payable	105,386	109,289
Other	12,579	13,425
Total long-term debt	2,297,513	1,208,960
Less debt related to assets held for sale	(257,455)	(257,825)
	$2,040,058	$951,135

Senior Unsecured Variable Rate Convertible Notes Due 2013 – Icahn Enterprises

In April 2007, we issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013, or the variable rate notes. The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp., or IEF, which was formerly known as American Real Estate Finance Corp., as co-issuer, and Wilmington Trust Company, as trustee. IEF, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but no less than 4.0% nor higher than 5.5%, and are convertible into depositary units of Icahn Enterprises at a conversion price of $132.595 per share, subject to adjustments in certain circumstances. As of September 30, 2007, the interest rate was 4.11%. In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits, and/or stock dividends), the indenture requires that we simultaneously make a distribution to holders of the variable rate convertible notes in accordance with a formula set forth in the indenture.

The variable rate convertible notes have not been and will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. In connection with the sale of the variable rate convertible notes, we and the initial buyers entered into a registration rights agreement, pursuant to which we have agreed to file a shelf registration statement on Form S-3 with respect to resales of depositary units issuable upon conversion of the variable rate convertible notes. A registration statement on Form S-3 with respect thereto was filed on June 21, 2007. Pursuant to the registration rights agreement, the registration statement must be declared effective by the SEC on or before December 31, 2007. Otherwise, we shall pay to the holders of the convertible notes $2,000,000 in the aggregate in additional interest for each 30-day period after December 31, 2007 that the registration statement has not been declared effective. All such accrued additional interest shall be paid by us on each January, April, July and October 15th until the registration statement has been declared effective.

Senior Unsecured 7.125% Notes Due 2013 – Icahn Enterprises

On February 7, 2005, we issued $480.0 million aggregate principal amount of 7.125% senior unsecured notes due 2013, or the 7.125% notes, priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, IEF as co-issuer, IEH, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the 2005 Indenture). Other than IEH, no other subsidiaries guarantee payment on the notes.

On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7.125% notes, or the additional 7.125% notes (the 7.125% notes and the additional 7.125% notes being referred to herein as the notes), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which will be paid every six months on February 15 and August 15 and will mature on February 15, 2013. At the time we issued the additional 7.125% notes, we entered into a new registration rights agreement in which we agreed to permit noteholders to exchange the private notes for new notes which will be registered under the Securities Act. A registration statement on Form S-4 with respect thereto was filed on June 21, 2007. Pursuant to the registration rights agreement, the registration statement must be declared effective by the SEC on or before November 13, 2007. Otherwise, we shall pay to the holders of the additional notes liquidated damages in an amount equal to $0.05 per week per $1,000 in principal amount of the additional notes for each week or portion thereof that the registration statement has not been declared effective for the first 90-day period following November 13, 2007, and such liquidated damages shall increase by an additional $0.05 per week per $1,000 in principal amount of the additional notes with respect to each subsequent 90-day period until the registration statement has been declared effective, up to a maximum amount of liquidated damages of $0.50 per week per $1,000 in principal amount of the additional notes. All such accrued liquidated damages shall be paid by us on each June 1st and December 1st until the registration statement has been declared effective.

As described below, the indenture governing the 7.125% notes restricts the ability of Icahn Enterprises and IEH, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured Notes Restrictions and Covenants – Icahn Enterprises

The indentures governing our senior unsecured 7.125% and 8.125% notes restrict the payment of cash dividends or distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined, with certain exceptions, provided that we may incur debt or issue disqualified stock if, immediately after such incurrence or issuance, the ratio of the aggregate principal amount of all outstanding indebtedness of us and our subsidiaries on a consolidated basis to the tangible net worth of us and our subsidiaries on a consolidated basis would be less than 1.75 to 1.0. As of September 30, 2007, such ratio was less than 1.75 to 1.0. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

The indentures governing our senior unsecured notes require that on each quarterly determination date we and the guarantor maintain a minimum ratio of cash flow to fixed charges, each as defined, of 1.5 to 1.0, for the four consecutive fiscal quarters most recently completed prior to such quarterly determination date. For the four fiscal quarters ended September 30, 2007, the ratio of cash flow to fixed charges was greater than 1.5 to 1.0.

The indentures also require, on each quarterly determination date, that the ratio of total unencumbered assets, as defined, to the principal amount of unsecured indebtedness, as defined, be greater than 1.5 to 1.0 as of the last day of the most recently completed fiscal quarter. As of September 30, 2007, such ratio was in excess of 1.5 to 1.0. Based on this ratio, as of September 30, 2007, we and IEH could have incurred up to approximately $1.2 billion of additional indebtedness.

Senior Secured Revolving Credit Facility – ACEP

Effective May 9, 2006, ACEP, and certain of ACEP’s subsidiaries, as guarantors, entered into an amended and restated credit agreement with Wells Fargo Bank N.A., as syndication agent, Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lenders. As of September 30, 2007, the interest rate on the outstanding borrowings under the credit facility was 6.63% per annum. The credit agreement amends and restates, and is on substantially the same terms as, a credit agreement entered into as of January 29, 2004. Under the amended and restated credit agreement, ACEP will be permitted to borrow up to $60.0 million. Obligations under the credit agreement are secured by liens on substantially all of the assets of ACEP and its subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on May 10, 2010. As of September 30, 2007, there were $40.0 million of borrowings under the credit agreement. The borrowings were incurred to finance a portion of the purchase price of the Aquarius.

The credit agreement includes covenants that, among other things, restrict the incurrence of additional indebtedness by ACEP and its subsidiaries, the issuance of disqualified or preferred stock, as defined, the creation of liens by ACEP or its subsidiaries, the sale of assets, mergers, consolidations or sales of substantially all of ACEP’s assets, the lease or grant of a license or concession, other agreements to occupy, manage or use ACEP’s assets, the issuance of capital stock of restricted subsidiaries and certain related party transactions. The credit agreement also requires that, as of the last date of each fiscal quarter, ACEP’s ratio of consolidated first lien debt to consolidated cash flow be not more than 1.0 to 1.0. As of September 30, 2007, such ratio was less than 1.0 to 1.0.

The restrictions imposed by ACEP’s senior secured notes and the credit facility likely will limit our receiving payments from the operations of our hotel and gaming properties.

As described in Note 3, “Operating Units,” on April 22, 2007, AEP entered into an agreement to sell all of the issued and outstanding membership interests of ACEP. Pursuant to the terms of the agreement, AEP is required to cause ACEP to repay from funds provided by AEP, the principal, interest, prepayment penalty or premiums due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility.

Quarterly Distributions

On November 2, 2007, the Board of Directors approved a quarterly distribution of $0.15 per unit on our depositary units payable in the fourth quarter of fiscal 2007. The distribution will be paid on December 3, 2007 to depositary unitholders of record at the close of business on November 19, 2007. Under the terms of the indenture dated April 5, 2007 governing our senior convertible notes due 2013, we will also be making a $0.05 distribution to holders of these notes in accordance with the formula set forth in the indenture.

On August 3, 2007, the Board of Directors approved a quarterly cash distribution of $0.15 per unit on our depositary units payable in the third quarter of fiscal 2007. The distribution was paid on September 7, 2007 to depositary unitholders of record at the close of business on August 27, 2007. Under the terms of the indenture dated April 5, 2007 governing our senior convertible notes due 2013, we paid a $0.05 distribution to holders of these notes in accordance with the formula set forth in the indenture.

The payment of future distributions will be determined by the Board of Directors quarterly. There can be no assurance as to whether or in what amounts any future distributions might be paid.

Contractual Commitments

As of September 30, 2007 other than the issuance of an additional $500.0 million aggregate principal amount of the additional 7.125% senior notes due 2013 and $600.0 million of variable rate senior convertible notes due 2013, there were no other material changes in our contractual obligations or any other long-term liabilities reflected on our consolidated balance sheet as compared to those reported in our Annual Report on Form 10-K for fiscal 2006, filed with the Securities and Exchange Commission on March 6, 2006.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others.

Segment Liquidity and Capital Resources

Investment Management

Liquidity and Capital Resources

AUM has grown significantly during the periods represented. This growth resulted from attracting new investors and capital and generating gains from investments made in the Private Funds. The Private Funds’ growth will directly impact our cash flows due to management fees paid to New Icahn Management and in turn distributed to us. The Private Funds’ performance will also affect our cash flows due to incentive allocation allocations paid to the General Partners and in turn distributed to us.

The Private Funds have historically utilized only a small amount of leverage. As of September 30, 2007, for example, the ratio of gross assets to net asset value was approximately 0.95 to 1.00 on the long side, and 0.49 to 1.00 on the short side. Due to the low leverage we have access to significant amounts of cash from our prime brokers.

Historically, the management fees generated by our Investment and GP Entities have been more than sufficient to cover our operating expenses.

Net cash used in operating activities was $2.3 billion and $0.2 billion for the nine months ended September 30, 2007 and 2006, respectively. The net increase in cash used in operating activities was driven by the investment activities of the Private Funds as a result of the significant growth in AUM discussed above. The cash inflows from investors in these funds are classified within financing activities in our consolidated statements of cash flows. Net cash used in operating activities increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily as a result of purchases and proceeds from securities transactions. Purchases of securities during the first nine months of fiscal 2007 were approximately $6.9 billion compared to $3.4 billion for the comparable prior year period while proceeds from sales of securities were approximately $4.8 billion and $3.6 billion for the first nine months of fiscal year 2007 and 2006, respectively.

There were no cash flows from investing activities during any of the relevant periods, as investments-related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows.

Net cash provided from financing activities was $2.0 billion and $0.2 billion for the nine months ended September 30, 2007 and 2006, respectively. This increase in cash provided by financing activities is primarily a result of net cash inflows from investors in the Private Funds. These amounts are reported as contributions to and distributions from non-controlling interests in consolidated affiliated partnerships in our consolidated statements of cash flows and are driven by the significant growth in AUM previously discussed.

Holding Company and Other Operations

Real Estate

Our real estate operating units generate cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

Real estate development activities require a significant amount of funds. In fiscal 2007, our development operations are expected to require cash expenditures of approximately $30 million. We expect that such amounts will be funded from unit sales and, to the extent such proceeds are insufficient, by Icahn Enterprises from available cash.

During the nine months ended September 30, 2007, we sold four rental real estate properties for $16.8 million, which were unencumbered by mortgage debt. In addition, we sold a resort property for $2.1 million.

During the nine months ended September 30, 2006, we sold sixteen rental real estate properties for $17.5 million, which were unencumbered by mortgage debt.

Home Fashion

For the nine months of fiscal 2007, our Home Fashion segment had a negative cash flow from continuing operations of $71.9 million, of which $58.0 million related to on-going operations and $13.9 million related to restructuring and impairment charges. The negative cash flow from operations was principally due to net operating losses and ongoing restructuring efforts, offset in part by a reduction in working capital. As discussed above, WPI continues its restructuring efforts and, accordingly, expects that restructuring charges and operating losses will continue to be incurred through the end of fiscal 2007.

At September 30, 2007, WPI had $75.7 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home senior secured revolving credit agreement, but there were outstanding letters of credit of $15.1 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $134.7 million at September 30, 2007, which, consolidated with the unrestricted cash balances, provides total cash availability of $210.4 million.

The senior secured revolving credit agreement contains various covenants including, among others, restrictions on indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these if excess availability, as defined, after giving effect to any such debt issuance, investment, redemption, distribution or other transition or payment restricted by covenants meets a minimum threshold. At September 30, 2007, the excess availability was greater than the minimum threshold.

Capital expenditures by WPI were $26.5 million for the nine months ended September 30, 2007 (including $13.3 million for further upgrades to WPI’s manufacturing plant in Bahrain and $7.2 million of non-recurring expenditures related to termination of long-term equipment leases for closed facilities), compared to $4.9 million for the comparable period last year. Capital expenditures for the remainder of 2007 are expected to total approximately $8.6 million, which is primarily dependent upon the requirements of WPI’s facility in Bahrain. During the nine months ended September 30, 2007, WPI received $15.5 million of net proceeds from sale of assets as compared to $12.1 million in the comparable period last year.

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

Discontinued Operations

Gaming

ACEP’s primary source of cash is from the operation of its properties. At September 30, 2007, ACEP had cash and cash equivalents of $87.9 million. For the nine months ended September 30, 2007, net cash provided by operating activities (including the operations of the Aquarius) totaled approximately $50.3 million compared to approximately $41.8 million for the nine months ended September 30, 2006. The change in cash provided by operating activities was attributable to the increase in net income from $18.9 million for the nine months ended September 30, 2006 to $33.2 million for the nine months ended September 30, 2007. In addition to cash from operations, cash is available to ACEP, if necessary, under its senior secured revolving credit facility entered into by ACEP, as borrower, and certain of its subsidiaries, as guarantors. In May 2006, ACEP entered into an amendment to the senior secured revolving credit facility, increasing the amount of borrowings allowed by it to $60.0 million, subject to ACEP’s complying with financial and other covenants (discussed below), until May 12, 2010. ACEP borrowed the maximum amount available under the facility, $60.0 million, in order to fund its acquisition of the Aquarius. At September 30, 2007, ACEP had outstanding borrowings under the senior secured revolving credit facility of $40.0 million and availability of $20.0 million.

ACEP’s primary use of cash during the nine months ended September 30, 2007 was for operating expenses, to pay interest on its 7.85% senior secured notes due 2012 and interest under its senior secured revolving credit facility. ACEP’s capital spending was approximately $18.5 million and $28.7 million for the nine months ended September 30, 2007 and 2006, respectively. ACEP has estimated its 2007 capital spending for its existing facilities at approximately $31.1 million, which it anticipates to include approximately $14.9 million to purchase new and convert existing slot machines, of which approximately $11.5 million has been spent, and approximately $7.0 million for remaining Aquarius hotel renovations. The remainder of ACEP’s capital spending estimate for 2007 will be for upgrades or maintenance to its existing assets.

ACEP believes operating cash flows will be adequate to meet its anticipated requirements for working capital, capital spending and scheduled interest payments on the notes and under the senior secured revolving credit facility, lease payments and other indebtedness at least through the next twelve months. However, additional financing, if needed, may not be available to ACEP or, if available, the financing may not be on terms favorable to it. ACEP estimates of its reasonably anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

The indenture governing ACEP’s 7.85% senior secured notes due 2012 contains certain covenants that restrict payment of cash dividends or distributions, the purchase of equity interests and the purchase, redemption, defeasance or acquisition of debt subordinated to the investments as “restricted payments.” The indenture also prohibits the incurrence of debt and the issuance of disqualified or preferred stock unless certain ratios as described in the indenture are maintained. The revolving credit facility contains similar restrictive covenants.

On April 22, 2007, AEP, our wholly owned subsidiary, entered into an agreement to sell all of the issued and outstanding membership interests of ACEP, which comprises our remaining gaming operations.

Home Fashion

On October 18, 2007, our indirect majority owned subsidiary, WPI, entered into an agreement to sell the inventory at substantially all of its 30 retail outlet stores. The decision to close substantially all of the stores was based on a comprehensive evaluation of the long-term growth prospects and strategic value to the WPI business. For the nine months of fiscal 2007, our Home Fashion segment had a negative cash flow from discontinued operations of $21.0 million.

There were no capital expenditures by WPI for the first nine months ended September 30, 2007 associated with discontinued operations as compared to $0.2 million in the comparable period in fiscal 2006.

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

Certain Trends and Uncertainties

Our future results could differ materially from our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Risk Factors in Part I, Item 1A in our Annual Report on Form 10-K for fiscal 2006 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2007 and this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and equity prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2006 that we filed with the SEC on March 6, 2007 for disclosures relating to interest rates and our equity prices. As of September 30, 2007 there have been no material changes in the market risks in these two categories, except for the market risks of the Private Funds as discussed below.

Our predominant exposure to market risk is related to our role as general partner or investment manager to the Private Funds and the sensitivities to movements in the fair value of their investments, including the effect on our management fees and incentive allocations.

The fair value of the financial assets and liabilities of the Private Funds primarily fluctuates in response to changes in the value of securities. The net effect of these fair value changes impacts the net gains (losses) from investment activities in our consolidated statements of operations. However, the majority of these fair value changes are absorbed by the non-controlling interest holders in the Private Funds.

The Private Funds’ risk is evaluated daily and is managed on a position basis as well as on a portfolio basis. Our investment team meets on a regular basis to assess and review concentration risk, correlation risk and credit risk for significant positions. Risk metrics and other analytical tools are prepared in the normal course of business and made available to the General Partners.

Effect on Fund Management Fees

Our management fees are based on a specified percentage of the net asset value of a Private Fund (before an incentive allocation based on the net profits of a Private Fund subject to a loss carryforward provision), as described in our consolidated financial statements. Accordingly, our management fees will be directly affected by changes in market risk factors. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. Although the majority of our management fees are eliminated in consolidation, our allocated share of the net income of the Private Funds includes the amount of these eliminated fees.

Impact on Incentive Allocations

Our incentive allocations are based on a specified percentage of the net profits earned by the Private Funds subject to a loss carryforward provision. Our incentive allocations will be impacted by changes in market risk factors but are not readily predicted or estimated. Although our incentive allocations are eliminated in consolidation, our allocated share of the net income of the Private Funds includes the amount of these eliminated fees.

Market Risk

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of September 30, 2007, we estimate that in the event of a 10% decline in fair value of these investments, the fair value of securities owned and securities sold, not yet purchased would decrease by $589.6 million and increase by $99.8 million, respectively, and the fair value of derivatives would increase by $120.7 million. However, we estimate that the impact to our share of the net gain (loss) from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 5% in these Private Funds, and the non-controlling interests in income of consolidated entities would correspondingly offset approximately 95% of the change in fair value.

Exchange Rate Risk

The Private Funds are not materially exposed to foreign exchange risk since foreign investments are economically hedged by foreign currency forward contracts.

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

We have predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At September 30, 2007, the impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of approximately $90 million. A 100 basis point decrease would result in an increase in market value of approximately $41 million.

Credit Risk

Icahn Enterprises and certain of its consolidated Private Funds are subject to certain inherent risks through their investments.

Our entities typically invest excess cash in large money market funds. The money market funds primarily invest in government securities and other short-term, highly liquid instruments with a low risk of loss. The

Private Funds also maintain free credit balances with their prime brokers and in interest bearing accounts at major banking institutions. We seek to diversify our cash investments across several accounts and institutions and monitor performance and counterparty risk.

The Private Funds and, to a lesser extent, other entities, hold derivative instruments that are subject to credit risk in the event that the counterparties are unable to meet the terms of such agreements. When the Private Funds make such investments or enter into other arrangements where they might suffer a significant loss through the default or insolvency of a counterparty, the General Partners monitor the credit quality of such counterparty and seek to do business with creditworthy counterparties. Counterparty risk is monitored by obtaining and reviewing public information filed by the counterparties and others.

Item 4. Controls and Procedures

As of September 30, 2007, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the ’34 Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time party to various legal proceedings arising out of our businesses. We believe, however, that other than the proceedings described in Part I, Item 3 of our Annual Report on Form 10-K for fiscal 2006, filed with the SEC on March 6, 2007, including those relating to WPI and Lear Corporation discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

WPI Litigation

Federal Proceedings

In November and December 2005, the U.S. District Court for the Southern District of New York, or the District Court, rendered a decision in Contrarian Funds LLC v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the Bankruptcy Court order, or the Sale Order, pursuant to which we acquired our ownership of a majority of the common stock of WPI. WPI acquired substantially all of the assets of WestPoint Stevens, Inc. The District Court remanded to the Bankruptcy Court for further proceedings.

On April 13, 2006, the Bankruptcy Court entered a remand order, or the Remand Order, which provided, among other things, that all of the shares of common stock and rights to acquire shares of common stock of WPI issued to us and the other first lien lenders or held in escrow pursuant to the Sale Order constituted “replacement collateral.” The Bankruptcy Court held that the 5,250,000 shares of common stock that we acquired for cash were not included in the replacement collateral. The Bankruptcy Court also held that, in the event of a sale of the collateral, including the sale of the shares we received upon exercise of certain subscription rights, or the Exercise Shares, all proceeds would be distributed, pro rata, among all first lien lenders, including us, until the first lien debt was satisfied in full. The parties filed cross-appeals of the Remand Order.

On October 9, 2007, the District Court entered an Order, referred to herein as the October 9th Order, on the appeal and cross-appeal. The District Court affirmed the Remand Order but held that, as to the Exercise Shares, any sale proceeds would be divided between us and the first lien lenders (including us), generally based upon the ratio of the amount we paid to exercise the rights to the total value of the Exercise Shares on the date they were acquired. We are holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt.

We have the right to appeal the October 9th Order to the United States Court of Appeals for the Second Circuit. The Contrarian Funds, LLC and the other first lien lenders who had appealed to the District Court similarly have a right to appeal to the Second Circuit. As part of that appeal, the parties have the right to raise issues relating to the District Court’s November 2005 Opinion, and the Orders entered thereon, as well as relating to the October 9th Order.

Delaware Proceedings

On October 3, 2007, the Court of Chancery of the State of Delaware In and For New Castle County, or the Chancery Court, issued a Limited Status Quo Order, or the Order, in Beal Bank, S.S.B., et. al. v. WestPoint International, Inc. et. al., in connection with the complaint filed on January 19, 2007, as amended, by Beal Bank, S.S.B. and certain creditors of WestPoint Stevens, Inc., collectively, the Plaintiffs. The Order required that WPI and subsidiaries (collectively referred to herein as the Company) seek a further court order, obtain consent or give notice before engaging in certain actions. On October 15, 2007, the Chancery Court issued a Modified Limited Status Quo Order (referred to herein as the Modified Order), modifying certain provisions of the prior order to permit the Company to conduct ordinary course of business activities without further notice, consent or order, including (i) ordinary course of business sales and purchases provided any particular transaction does not exceed $20,000,000 and (ii) transfers of excess inventory, unused equipment and/or unused real property to an unrelated third party provided the sale price for any particular real property transaction does not exceed $30,000,000.

We continue to vigorously defend against all claims asserted in the Federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI or the business prospects of WPI.

Lear Corporation

We were named as a defendant in various actions filed in connection with our proposed merger agreement with Lear Corporation. The Lear shareholders rejected the merger and the merger agreement has terminated. We remain a party to an action filed in the Court of Chancery of the State of Delaware challenging the payment to us of a break-up fee as provided in the merger agreement. We intend to vigorously defend the Delaware action but we cannot predict the outcome of the action.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal 2006, filed with the SEC on March 6, 2007, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on August 9, 2007, have not materially changed, except as disclosed below.

Investment Management

The historical and unaudited pro forma financial information for our investment management operations is not necessarily indicative of the future performance of our investment management operations.

The financial results of our investment management operations are primarily driven by the AUM and the performance of the Private Funds. The historical consolidated financial information contained in our Current Report on Form 8-K filed with the SEC on October 25, 2007 (which we refer to as our Form 8-K) for our investment management operations is not indicative of the future financial results of our investment management operations. In particular, with respect to the historical returns of our investment management operations:

•	in the past few years, the rates of returns of certain of the Private Funds have benefited from favorable market conditions and profitable investment opportunities that may not repeat themselves;
•	the rates of return reflect the historical cost configuration of our investment management operations, which may change in the future due to factors beyond our control, including changes in laws; and
•	future returns may be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests.

In addition, the unaudited pro forma financial information contained in our Form 8-K with respect to our investment management operations gives effect to our acquisition of the general partnership interests in the General Partners of the Private Funds and New Icahn Management on August 8, 2007 as if it had occurred on January 1, 2006 for statements of operations purposes and June 30, 2007 for balance sheet purposes. The unaudited pro forma condensed consolidated results do not purport to be indicative of the financial position and results of operations that we will achieve in the future, or that we would have obtained if the acquisition of the interests in the Private Funds and New Icahn Management were effective as of the date indicated above.

Poor performance of the Private Funds could cause a decline in our investment management operations revenue, may reduce or eliminate our incentive allocations for one or more periods, and may adversely affect AUM for the Private Funds.

Our revenue from our investment management operations is derived principally from three sources: (1) management fees; (2) incentive allocation, earned based upon the Private Funds’ performance; and (3) gains or losses in our investments in the Private Funds. In the event that one or more of the Private Funds were to perform poorly, our investment management operations revenue could decline. Moreover, in the event that the performance of one or more Private Funds is negative, our investment management operations revenue could decline and we may not receive any incentive allocation. Furthermore, if a Private Fund has net losses (from net realized and unrealized losses), such losses will be carried forward and incentive allocations will not be earned until such losses are recovered. Moreover, we could experience losses on our investments of our own principal as a result of any such poor performance of the Private Funds. Poor performance could make it more difficult for the Private Funds to raise new capital. Poor performance may cause existing investors in the Private Funds to redeem their investments in the Private Funds. Investors and potential investors in the Private Funds continually assess the Private Funds’ performance and the ability of the Private Funds to raise capital, and the avoidance of excessive redemption levels, will depend on the Private Funds’ continued performance at a level that is satisfactory to investors and potential investors in the Private Funds.

Successful execution of the Private Funds’ investment strategy involves many risks, certain of which are outside of our control.

The success of the Private Funds' investment strategy may require, among other things: (i) that the Investment Management and GP Entities properly identify companies whose securities prices can be improved through corporate and/or strategic action; (ii) that the Private Funds acquire sufficient securities of such companies at a sufficiently attractive price; (iii) that the Private Funds avoid triggering anti-takeover and regulatory obstacles while aggregating their positions; (iv) that management of portfolio companies and other security holders respond positively to our proposals; and (v) that the market price of a portfolio company's securities increases in response to any actions taken by the portfolio company. We can not assure you that any of the foregoing will succeed.

Our investment management operations are materially affected by conditions in the global markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond the control of the Investment Management and GP Entities, including rising interest rates or inflation, terrorism or political uncertainty. In the event of a market downturn, the Private Funds could be affected in different ways. Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions may also increase the risk of default with respect to investments held by the Private Funds that have significant debt investments.

The Private Funds may fail to realize any profits from their investment activities for a considerable period of time and we may lose some or all of the principal amount we invest in the Private Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities.

Our investment management operations revenue depends on the investments made by the Private Funds. Certain investment positions in which each Private Fund may have an interest will be illiquid. The Private Funds may own restricted or non-publicly traded securities and securities traded on foreign exchanges. These investments could prevent a Private Fund from liquidating unfavorable positions promptly and subject the Private Fund to substantial losses.

At any given time, a Private Fund’s assets may become highly concentrated within a particular company, industry, asset category, trading style or financial or economic market. In that event, the Private Fund’s portfolio will be more susceptible to fluctuations in value resulting from adverse economic conditions affecting the performance of that particular company, industry, asset category, trading style or economic market than a less concentrated portfolio would be. As a result, the Private Fund’s investment portfolio could become concentrated and its aggregate return may be volatile and may be affected substantially by the performance of only one or a few holdings.

The Private Funds seek to invest in securities that are undervalued. The identification of investment opportunities in undervalued securities is a difficult task, and there are no assurances that such opportunities will be successfully recognized or acquired. While investments in undervalued securities offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated from the Private Funds’ investments may not adequately compensate for the business and financial risks assumed.

From time to time, each Private Fund may invest in bonds or other fixed income securities, such as commercial paper and “higher yielding” (and, therefore, higher risk) debt securities. It is likely that a major economic recession could disrupt severely the market for such securities and may have an adverse impact on the value of such securities. In addition, it is likely that any such economic downturn could adversely affect the ability of the issuers of such securities to repay principal and pay interest thereon and increase the incidence of default for such securities.

For reasons not necessarily attributable to any of the risks set forth in this report (for example, supply/demand imbalances or other market forces), the prices of the securities in which the Private Funds invest may decline substantially. In particular, purchasing assets at what may appear to be “undervalued” levels is no guarantee that these assets will not be trading at even more “undervalued” levels at a time of valuation or at the time of sale.

The use of leverage in investments by the Private Funds poses a significant degree of risk and enhances the possibility of significant loss in the value of the investments in the Private Funds.

Each Private Fund may leverage its capital if its General Partner believes that the use of leverage may enable the Private Fund to achieve a higher rate of return. Accordingly, a Private Fund may pledge its securities in order to borrow additional funds for investment purposes. Each Private Fund may also leverage its investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of borrowings that each Private Fund may have outstanding at any time may be substantial in relation to its capital.

While leverage may present opportunities for increasing a Private Fund’s total return, leverage may increase losses as well. Accordingly, any event that adversely affects the value of an investment by a Private Fund would be magnified to the extent such fund is leveraged. The cumulative effect of the use of leverage by each Private Fund in a market that moves adversely to the Private Fund’s investments could result in a substantial loss to the Private Fund that would be greater than if the Private Fund was not leveraged.

In general, the use of short-term margin borrowings results in certain additional risks to the Private Funds. For example, should the securities pledged to brokers to secure any Private Fund’s margin accounts decline in value, the Private Fund could be subject to a “margin call,” pursuant to which it must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of any of the Private Fund’s assets, the Private Fund might not be able to liquidate assets quickly enough to satisfy its margin requirements.

Any of the Private Funds may enter into repurchase and reverse repurchase agreements. When a Private Fund enters into a repurchase agreement, it “sells” securities issued by the U.S. or a non-U.S. government, or agencies thereof, to a broker-dealer or financial institution, and agrees to repurchase such securities for the price paid by the broker-dealer or financial institution, plus interest at a negotiated rate. In a reverse repurchase transaction, the Private Fund “buys” securities issued by the U.S. or a non-U.S. government, or agencies thereof, from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such securities at the price paid by the Private Fund, plus interest at a negotiated rate. The use of repurchase and reverse repurchase agreements by any of the Private Funds involves certain risks. For example, if the seller of securities to a Private Fund under a reverse repurchase agreement defaults on its obligation to repurchase the underlying securities, as a result of its bankruptcy or otherwise, the Private Fund will seek to dispose of such securities, which action could involve costs or delays. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, the Private Fund’s ability to dispose of the underlying securities may be restricted. Finally, if a seller defaults on its obligation to repurchase securities under a reverse repurchase agreement, the Private Fund may suffer a loss to the extent it is forced to liquidate its position in the market, and proceeds from the sale of the underlying securities are less than the repurchase price agreed to by the defaulting seller.

The financing used by each Private Fund to leverage its portfolio will be extended by securities brokers and dealers in the marketplace in which the Private Fund invests. While the Private Fund will attempt to negotiate the terms of these financing arrangements with such brokers and dealers, its ability to do so will be limited. The Private Fund is therefore subject to changes in the value that the broker-dealer ascribes to a given security or position, the amount of margin required to support such security or position, the borrowing rate to finance such security or position and/or such broker-dealer’s willingness to continue to provide any such credit to the Private Fund. Because each Private Fund currently has no alternative credit facility which could be used to finance its portfolio in the absence of financing from broker-dealers, it could be forced to liquidate its portfolio on short notice to meet its financing obligations. The forced liquidation of all or a portion of the Private Fund’s portfolios at distressed prices could result in significant losses to the Private Fund.

The possibility of increased regulatory focus could result in additional burdens on our investment management operations. Changes in tax law could adversely affect us.

As a result of recent highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which our investment management business operates is subject to further regulation in addition to the rules already promulgated. In particular, in recent years, there has been ongoing debate by U.S. and foreign governments regarding new rules and regulations for investment funds. Our investment management operations may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. For example, the SEC may require all hedge fund managers to register under the Investment Advisors Act of 1940, as amended. Such changes could place limitations on the type of investor that can invest in the Private Funds. Further, such changes may limit the scope of investment activities that may be undertaken by the Private Funds’ managers. Any such changes could increase the cost of our investment management operations doing business and/or materially adversely impact its profitability. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Private Funds could be substantial and adverse.

In addition, changes in tax law could adversely affect us. Legislation has been introduced in Congress which, if enacted, could have a material and adverse effect on us. Proposals include legislation which would tax publicly traded partnerships engaged in the investment management business, such as us, as corporations. Other proposals would treat the income from carried interests, when recognized for tax purposes, as ordinary income and as not qualifying as investment income for purposes of the 90% investment income test that publicly traded partnerships must meet to be classified as partnerships. It is unclear whether such legislation will be enacted. Moreover, it is unclear what specific provisions may be enacted, including what the effective date will be, and accordingly what any such legislation’s impact will be on us. It is possible that if such legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.

The investment management business is intensely competitive.

The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality and experience of investment professionals and business reputation. The Private Funds compete for fund investors, investment opportunities and talent with an increasing number of hedge funds, private equity funds, specialized funds, traditional asset managers, commercial banks and other financial institutions.

Several of our competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to the Private Funds, which may create additional competition for investment opportunities for the Private Funds and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit. Our competitors may benefit from a lower cost of capital or have higher risk tolerance or different risk assessments, which may allow them to bid more aggressively than us.

The Private Funds may lose investment opportunities in the future if they do not match investment prices, structures and terms offered by competitors. Alternatively, the Private Funds may experience decreased rates of return and increased risks of loss if they match investment price structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of the Private Funds relative to investments in other investment products. This competitive pressure could materially adversely affect the ability of the Investment Management and GP Entities to make successful investments for the Private Funds and reduce the AUM of the Private Funds; either of which would materially adversely impact our investment management operations revenue and earnings.

These and other factors could reduce our investment management operations revenue and earnings and materially adversely affect our investment management operations.

The failure of Mr. Icahn to participate in the management of the Private Funds could have a material adverse effect on the Private Funds and on us.

The success of the Private Funds depends upon the ability of the Investment Management and GP Entities to develop and implement investment strategies that achieve the Private Funds’ investment objectives. Subjective decisions made by employees of the Investment Management and GP Entities may cause the Private Funds to incur losses or to miss profit opportunities on which the Private Funds would otherwise have capitalized. In the event that Mr. Icahn ceases to participate in the management of the Private Funds, the consequences to the Private Funds and our investment in them could be material and adverse and could lead to the premature termination of the Private Funds.

In the event that Mr. Icahn dies, or is unable, by reason of illness or injury, to perform his duties as chief executive officer of the General Partners for 90 consecutive days, or for any reason other than death, illness or injury ceases to perform those duties, the investors in each of the Private Funds will have certain redemption rights. The occurrence of such an event could have a material adverse effect on the revenues and earnings of our investment management business, and the ability of the Private Funds to maintain or grow their AUM. Such redemptions could lead possibly to a liquidation of one or more of the Private Funds and a corresponding elimination of our management fees and potential to earn incentive allocation. The loss of Mr. Icahn could, therefore, ultimately result in a loss of substantially all of the earnings of our investment management business.

The Private Funds make investments in companies we do not control.

Investments by the Private Funds include investments in debt or equity securities of publicly traded companies that we do not control. Such investments may be acquired by a Private Fund through open market trading activities or through purchases of securities from the issuer. These investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which the Investment Management and GP Entities disagree or that the majority of stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the best interests of the Private Fund. In addition, a Private Fund may make investments in which it shares control over the investment with co-investors, which may make it more difficult for it to implement its investment approach or exit the investment when it otherwise would. If any of the foregoing were to occur, the values of the investments by the Private Funds could decrease and our investment management operations revenues could suffer as a result.

The ability to hedge investments successfully is subject to numerous risks.

Although the Investment Management and GP Entities have not generally hedged investments against market risk, the Private Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of a Private Fund’s investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect a Private Fund’s unrealized gains in the value of the their investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Private Fund’s portfolio; (v) hedge the interest rate or currency exchange rate on any of the Private Fund's liabilities or assets; (vi) protect against any increase in the price of any securities the Investment Management and GP Entities anticipate purchasing at a later date; or (vii) for any other reason that the Investment Management and GP Entities deem appropriate.

The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. Since the characteristics of many securities change as markets change or time passes, the success of the our investment management operations’ hedging strategy will also be subject to the ability of the Investment Management and GP Entities to continually recalculate, readjust and execute hedges in an efficient and timely manner. While a Private Fund may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Private Fund than if it had not engaged in such hedging transactions. For a variety of reasons, a Private Fund may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Private Fund from achieving the intended hedge or expose the Private Fund to risk of loss. A Private Fund may not hedge against a particular risk because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge, or because the Investment Management and GP Entities do not foresee the occurrence of the risk.

We are subject to third-party litigation risks attributable to our investment management operations that could result in significant liabilities, which could adversely affect our results of operations, financial condition and liquidity.

Some of the tactics that the Private Funds may use involve litigation. The Private Funds could be a party to lawsuits they initiate or are initiated by a company in which the Private Funds invest, other shareholders, or state and federal governmental bodies. There can be no assurance that litigation, once begun, would be resolved in favor of the Private Funds.

In addition, we will be exposed to risk of litigation by a Private Fund’s investors if the Investment Management and GP Entities’ management of the Private Fund is alleged to constitute gross negligence, willful misconduct or dishonesty or breach of contract or organizational documents. Further, the Private Fund may be subject to third-party litigation arising from investors’ dissatisfaction with the performance of the Private Fund or based on claims that it improperly exercised control or influence over portfolio investments. The Private Funds and the Investment Management and GP Entities may also be exposed to the risk of litigation or investigation by investors or regulators relating to transactions which presented conflicts of interest that were not properly addressed. In such actions, we would be obligated to bear legal, settlement and other costs (which may exceed our available insurance coverage). In addition, our rights to indemnification from the applicable Private Funds may be challenged.

Certain of the Private Funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States and could change possibly to the detriment of the applicable Private Fund.

The Private Funds may invest in companies that are based outside of the United States, which may expose the Private Funds to additional risks not typically associated with investing in companies that are based in the United States.

Investments in securities of non-U.S. issuers (including non-U.S. governments) and securities denominated or whose prices are quoted in non-U.S. currencies pose, to the extent not hedged, currency exchange risks (including blockage, devaluation and non-exchangeability), as well as a range of other potential risks, which could include expropriation, confiscatory taxation, imposition of withholding or other taxes on dividends, interest, capital gains or other income, political or social instability, illiquidity, price volatility and market manipulation. In addition, less information may be available regarding securities of non-U.S. issuers, and non-U.S. issuers may not be subject to accounting, auditing and financial reporting standards and requirements comparable to, or as uniform as, those of U.S. issuers. Transaction costs of investing in non-U.S. securities markets are generally higher than in the United States. There is generally less government supervision and regulation of exchanges, brokers and issuers than there is in the United States. The Private Funds may have greater difficulty taking appropriate legal action in non-U.S. courts. Non-U.S. markets also have different clearance and settlement procedures which in some markets have at times failed to keep pace with the volume of transactions, thereby creating substantial delays and settlement failures that could adversely affect the Private Funds’ performance. Investments in Non-U.S. market may result in imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities. There can be no assurance that adverse developments with respect to such risks will not materially adversely affect the Private Funds’ investments that are held in certain countries or the returns from these investments.

The Private Funds’ investments are subject to numerous additional risks.

•	Generally, there are few limitations on the execution of the Private Funds’ investment strategies, which are subject to the sole discretion of the Investment Management and GP Entities.
•	The Private Funds may engage in short-selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Private Funds may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the Private Funds are otherwise unable to borrow securities that are necessary to hedge its positions.

•	The Private Funds may effect transactions through “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of “exchange-based” markets. This exposes the Private Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Private Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where a Private Fund has concentrated its transactions with a single or small group of its counterparties. The Private Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Private Funds transactions with one counterparty. Moreover, Private Funds have no internal credit function which evaluates the creditworthiness of their counterparties. The ability of the Private Funds to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties' financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Private Funds.
•	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Private Funds interact on a daily basis.
•	The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Private Funds’ trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Private Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Private Funds might not be able to make such adjustment. As a result, the Private Funds would not be able to achieve the market position selected by the Investment Management and GP Entities and might incur a loss in liquidating their position.

Item 5. Other Information

On November 5, 2007, we acquired, through a subsidiary, all of the issued and outstanding capital stock of PSC Metals from Philip Services Corporation. PSC Metals is engaged in transporting, recycling and processing metals. The consideration for the transaction was $335,000,000 in cash. For the 12 months ended September 30, 2007 PSC Metals achieved revenue of approximately $776 million and net income of approximately $45 million.

Mr. Icahn indirectly owns a 95.6% interest and we indirectly own the remaining 4.4% interest in Philip Services Corporation. The transaction was approved by a special committee of independent members of our board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transaction. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid by us.

Item 6. Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ICAHN ENTERPRISES L.P.

By:	Icahn Enterprises GP Inc., its general partner
By:	/s/ KEITH MEISTER Keith Meister Principal Executive Officer

Date: November 8, 2007

EXHIBITS INDEX

Exhibit No.	Description
Exhibit 10.1	Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings L.P., Arnos Corp, Philip Services Corporation and PSC Metals Inc.
Exhibit 18.1	Preferability letter received from Grant Thornton LLP, dated November 7, 2007.
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.