Form 10-Q
period 2008-03-31
ICAHN ENTERPRISES L.P.
filed 2008-05-12
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2008, there were 70,489,510 depositary units and 12,502,254 preferred units outstanding.

ICAHN ENTERPRISES L.P.

INDEX

PART I. FINANCIAL INFORMATION

i

Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	62

PART II. OTHER INFORMATION

ii

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In $000s, except unit amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Investment Management Operations:
Cash and cash equivalents	$9,330	$26,027
Cash held at consolidated affiliated partnerships and restricted cash	1,269,962	1,104,748
Securities owned, at fair value	5,974,718	5,920,209
Unrealized gains on derivative contracts, at fair value	119,429	110,181
Due from brokers	1,003,043	847,891
Other assets	40,128	40,831
	8,416,610	8,049,887
All Other Operations:
Cash and cash equivalents	1,965,483	2,086,805
Restricted cash	1,215,647	41,681
Investments	441,535	512,560
Unrealized gains on derivative contracts, at fair value	4,041	2,621
Inventories, net	227,675	266,223
Trade, notes and other receivables, net	195,344	178,990
Assets of discontinued operations held for sale	37,854	652,100
Property, plant and equipment, net	507,467	513,304
Goodwill and intangible assets	41,479	39,579
Other assets	83,380	89,896
	4,719,905	4,383,759
Total Assets	$13,136,515	$12,433,646
LIABILITIES AND PARTNERS’ EQUITY
Investment Management Operations:
Accounts payable, accrued expenses and other liabilities	$21,529	$116,990
Deferred management fee payable to related party	144,026	143,972
Subscriptions received in advance	3,580	144,838
Payable for purchases of securities	38,560	46,055
Securities sold, not yet purchased, at fair value	323,972	206,128
Unrealized losses on derivative contracts, at fair value	130,425	15,726
	662,092	673,709
All Other Operations:
Accounts payable, accrued expenses and other liabilities	192,032	193,611
Accrued income taxes	226,804	8,641
Unrealized losses on derivative contracts, at fair value	—	3,462
Accrued environmental costs	24,548	24,296
Liabilities of discontinued operations held for sale	16,957	330,224
Debt	2,023,739	2,028,574
Preferred limited partnership units	125,026	123,538
	2,609,106	2,712,346
Total Liabilities	3,271,198	3,386,055
Commitments and contingencies (Note 18)
Non-controlling interests:
Investment Management Operations	6,975,744	6,594,014
All Other Operations	132,037	140,549
Partners’ equity:
Limited partners:
Depositary units; 92,400,000 authorized; issued 71,626,710 at March 31, 2008 and December 31, 2007; outstanding 70,489,510 at March 31, 2008 and December 31, 2007	3,516,528	3,056,598
General partner	(747,071)	(731,649)
Treasury units at cost: 1,137,200 depositary units	(11,921)	(11,921)
Partners’ equity	2,757,536	2,313,028
Total Liabilities and Partners’ Equity	$13,136,515	$12,433,646

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, except per unit amounts)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Revenues:
Investment Management Operations:
Interest, dividends and other income	$40,121	$39,067
Net (loss) gain from investment activities	(26,063)	364,509
Management fees, related parties	—	811
	14,058	404,387
All Other Operations:
Metals	302,835	208,886
Real Estate	21,969	27,347
Home Fashion	113,856	196,638
Interest and other income	22,016	31,260
Net gain from investment activities	2,171	79,334
Other income, net	(25)	5,862
	462,822	549,327
Total revenues	476,880	953,714
Expenses:
Investment Management Operations	15,097	27,391
All Other Operations:
Metals	276,201	195,690
Real Estate	19,125	23,308
Home Fashion	137,775	233,349
Holding Company	7,401	7,679
Interest expense	35,962	27,507
	476,464	487,533
Total expenses	491,561	514,924
(Loss) income from continuing operations before income taxes and non-controlling interests in income	(14,681)	438,790
Income tax expense	(10,444)	(1,665)
Non-controlling interests in (income) loss:
Investment Management Operations	(1,853)	(265,072)
All Other Operations	7,665	10,847
	5,812	(254,225)
(Loss) income from continuing operations	(19,313)	182,900
Discontinued operations:
Income from discontinued operations, net of income taxes	7,984	26,405
Non-controlling interests in loss (income)	54	(1,050)
Gain on dispositions, net of income taxes	481,626	13,185
Income from discontinued operations	489,664	38,540
Net Earnings	$470,351	$221,440
Net earnings (loss) attributable to:
Limited partners	$485,259	$94,656
General partner	(14,908)	126,784
	$470,351	$221,440
Net (loss) earnings per LP unit:
Basic and diluted earnings (loss):
(Loss) income from continuing operations	$(0.27)	$0.92
Income from discontinued operations	7.15	0.61
Basic and diluted earnings per LP unit	$6.88	$1.53
Weighted average LP units outstanding	70,490	61,857
Cash dividends declared per LP unit	$0.25	$0.10

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2008
(Unaudited) (In 000s)

	General Partner’s Equity (Deficit)		Limited Partners’ Equity Depositary Units	Held in Treasury		Total Partners’ Equity
				Amounts	Units
Balance, December 31, 2007	$(731,649)		$3,056,598	$(11,921)	1,137	$2,313,028
Comprehensive income:
Net earnings (loss)	(14,908	)(1)	485,259	—	—	470,351
Net unrealized losses on available-for-sale securities	(154)		(7,580)	—	—	(7,734)
Translation adjustments	(17)		(854)	—	—	(871)
Comprehensive (loss) income	(15,079)		476,825	—	—	461,746
Partnership distributions	(358)		(17,622)	—	—	(17,980)
Change in subsidiary equity and other	15		727	—	—	742
Balance, March 31, 2008	$(747,071)		$3,516,528	$(11,921)	1,137	$2,757,536

Accumulated Other Comprehensive Income at March 31, 2008 was $92.

(1)	Includes a charge of $24,761 relating to the sale of ACEP.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(Unaudited) (In $000s)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) earnings:
Investment Management Operations	$(3,379)	$111,175
All Other Operations	(15,934)	71,725
Income from discontinued operations	489,664	38,540
Net Earnings	$470,351	$221,440
Earnings (loss) from continuing operations:
Investment Management Operations	$(3,379)	$111,175
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Non-controlling interests in income	1,853	265,072
Deferred income tax expense	—	625
Investment (gains) losses	395,501	(257,730)
Purchases of securities	(1,977,341)	(1,486,871)
Proceeds from sales of securities	1,497,417	1,652,554
Purchases to cover securities sold, not yet purchased	(115,580)	(552,534)
Proceeds from securities sold not yet purchased	263,338	391,614
Net premiums received on derivative contracts	28,031	—
Changes in operating assets and liabilities:
Cash held at consolidated affiliated partnerships and restricted cash	(165,214)	(56,723)
Due from brokers	(155,152)	(1,118,285)
Other assets	703	(7,425)
Payable for purchases of securities	(7,495)	31,222
Unrealized gains (losses) on derivative contracts	77,420	(56,070)
Accounts payable, accrued expenses and other liabilities	(8,824)	5,866
Net cash used in continuing operations	(168,722)	(1,077,510)
All Other Operations	(15,934)	71,725
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	8,994	9,633
Investment gains	(2,171)	(79,334)
Preferred LP unit interest expense	1,488	1,417
Non-controlling interests in loss	(7,665)	(10,846)
Deferred income tax expense	873	612
Impairment loss on long-lived assets	—	313
Net cash used in activities on trading securities	(3,675)	(14,866)
Other, net	6,120	2,837
Changes in operating assets and liabilities:
Trade, notes and other receivables	(13,909)	(52,970)
Other assets	544	(2,916)
Inventories, net	39,604	(3,064)
Accounts payable, accrued expenses and other liabilities	(23,923)	27,904
Net cash used in continuing operations	(9,654)	(49,555)
Net cash used in continuing operations	(178,376)	(1,127,065)
Income from discontinued operations	489,664	38,540
Depreciation and amortization	—	9,002
Net gain from sales of businesses and properties	(481,626)	(13,185)
Other, net	(10,925)	(15,675)
Net cash (used in) provided by discontinued operations	(2,887)	18,682
Net cash used in operating activites	(181,263)	(1,108,383)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Three Months Ended March 31, 2008 and 2007
(Unaudited) (In $000s)

	Three Months Ended March 31,
	2008	2007
Cash flows from investing activities:
All Other Operations:
Capital expenditures	(12,664)	(17,401)
Purchases of marketable equity and debt securities	(1,129)	(75,671)
Proceeds from sales of marketable equity and debt securities	63,137	51,471
Net change in restricted cash relating to 1031 exchange transactions	(1,168,316)	—
Net proceeds from the sales and disposition of long-lived assets	11,891	6,460
Acquisitions of businesses, net of cash acquired	(5,821)	(5,624)
Other, net	(1,963)	—
Net cash used in investing activities from continuing operations	(1,114,865)	(40,765)
Discontinued operations:
Capital expenditures	(5,265)	(3,823)
Net proceeds from the sales and disposition of assets	1,219,435	4,712
Net change in restricted cash relating to sales and disposition of assets	—	58,173
Other, net	(15,274)	(62,775)
Net cash provided by (used in) investing activities from discontinued operations	1,198,896	(3,713)
Net cash provided by (used in) investing activities	84,031	(44,478)
Cash flows from financing activities:
Investment Management Operations:
Capital subscriptions received in advance	3,580	208,130
Capital distributions to non-controlling interests	(219,940)	(29,120)
Capital contributions by non-controlling interests	368,394	903,336
Net cash provided by financing activities from continuing operations	152,034	1,082,346
All Other Operations:
Partners’ equity:
Partnership distributions	(358)	(6,311)
Dividends paid to minority holders of subsidiary	—	(18,451)
Proceeds from issuance of senior notes payable	—	492,130
Proceeds from other borrowings	15	14,001
Repayments of credit facilities	(129)	(54)
Repayments of other borrowings	(5,436)	(1,262)
Net cash (used in) provided by financing activities from continuing operations	(5,908)	480,053
Net cash provided by financing activities from continuing operations	146,126	1,562,399
Net cash used in financing activities from discontinued operations	(255,102)	(127)
Net cash (used in) provided by financing activities	(108,976)	1,562,272
Effect of exchange rate changes on cash	(871)	—
Net (decrease) increase in cash and cash equivalents*	(207,079)	409,411
Net change in cash of assets held for sale	69,060	(15,616)
Cash and cash equivalents, beginning of period	2,112,832	1,884,477
Cash and cash equivalents, end of period	$1,974,813	$2,278,272
*Net (decrease) increase in cash and cash equivalents consists of the following:
Investment Management Operations	$(16,688)	$4,836
All Other Operations	(1,131,298)	389,733
Discontinued operations	940,907	14,842
	$(207,079)	$409,411
Supplemental information:
Cash payments for interest	$52,724	$46,915
Cash payments for income taxes, net of refunds	$8,624	$3,968
Net unrealized losses on securities available for sale	$(7,734)	$(9,101)
Redemptions payable to non-controlling interests	$1,171	$115

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2008, affiliates of Mr. Icahn owned 64,288,061 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.2% and 86.5% of our outstanding depositary units and preferred units, respectively.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Detailed information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 16, “Segment Reporting.”

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

In accordance with United States generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis.

The consolidated financial statements include the accounts of (i) Icahn Enterprises, (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised and (iii) entities in which Icahn Enterprises has a controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). Icahn Enterprises is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. As a result, there are entities that are consolidated in our financial statements in which we only have a minority interest in the equity and income. The majority interests in these entities are reflected as non-controlling interests in our financial statements. All material intercompany accounts and transactions have been eliminated in consolidation.

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940 (the “40 Act”). Therefore, no more than 40% of our total assets will be invested in investment securities, as such term is defined in the ’40 Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended (the “Code”).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

1. Description of Business and Basis of Presentation  – (continued)

Because of the nature of our business, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant. The results of our Real Estate and Home Fashion segments are seasonal.

Gaming Divestiture

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC (“ACEP”), for $1.2 billion to an affiliate of Whitehall Street Real Estate Fund, realizing a gain of approximately $476.0 million, after taxes (subject to resolution of post-closing adjustments). The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

In connection with the closing, we repaid all of ACEP’s outstanding 7.85% Senior Secured Notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP repaid in full all amounts outstanding, and terminated all commitments, under its credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.

We elected to deposit approximately $1.156 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Code. These funds are classified as restricted cash. Such proceeds were deposited into the escrow accounts pending the fulfillment of Section 1031 exchange requirements. There are no assurances that we will fulfill our Section 1031 exchange obligations using the entire amount of the proceeds placed into escrow.

Discontinued Operations

As discussed above, on February 20, 2008, we consummated the sale of our subsidiary, ACEP. Accordingly, ACEP’s financial position, results of operations and cash flows have been classified for all periods presented as discontinued operations.

As discussed further below, on October 18, 2007, within our Home Fashion segment, WPI entered into an agreement to sell the inventory at all of its 30 retail outlet stores. These operations met the criteria for discontinued operations during the third quarter of the fiscal year ended December 31, 2007 (“fiscal 2007”). Therefore, the portion of the business related to the stores’ retail operations has been classified for all periods presented as discontinued operations.

Operating properties of our real estate segment are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have not changed during the three months ended March 31, 2008. However, certain amounts in the consolidated statements of operations and cash flows for the three months ended March 31, 2007 have been reclassified to conform to the properties that have been classified as held for sale in prior periods.

New Accounting Policies

The Investment Management operations adopted Method 2 of Emerging Issues Task Force (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula (“EITF D-96”) related to a new special profits interest allocation agreement, effective January 1, 2008 as more fully described in Note 2, “Operating Units — Investment Management Operations”.

The Investment Management operations enter into various derivative contracts, such as credit default swaps, and has adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) as more fully described in Note 7, “Financial Instruments, Off-Balance-Sheet Risk, Concentrations of Credit Risk and Guarantees”.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

1. Description of Business and Basis of Presentation  – (continued)

Recently Issued Accounting Pronouncements

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

2. Operating Units

a. Investment Management Operations

On August 8, 2007, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with CCI Offshore Corp. (“CCI Offshore”), CCI Onshore Corp. (“CCI Onshore”), Icahn Management LP, a Delaware limited partnership (“Icahn Management” and, together with CCI Offshore and CCI Onshore, collectively referred to herein as the “Contributors”), and Carl C. Icahn. Pursuant to the Contribution Agreement, we acquired the general partnership interests in Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”), acting as general partners of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined below), and Icahn Capital Management L.P. (“New Icahn Management”), a Delaware limited partnership.

Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds (as defined below). As further discussed below, effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the “Offshore Master Funds” consist of (i) Icahn Partners Master

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

2. Operating Units  – (continued)

Fund LP (“Offshore Master Fund I”); (ii) Icahn Partners Master Fund II L.P. (“Offshore Master Fund II”) and (iii) Icahn Partners Master Fund III L.P. (“Offshore Master Fund III”). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”

The Offshore GP also acts as general partner of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds were terminated, resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees thereunder. In addition, the limited partnership agreements of the Investment Funds (the “Investment Fund LPAs”) were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the Private Funds the administrative and back office services that were formerly provided by New Icahn Management (the “Services”) and in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital L.P. (“Icahn Capital”). Effective January 1, 2008, we have adopted a new revenue recognition policy with respect to the special profits interest allocation as discussed below.

Prior to January 1, 2008, the management agreements provided for the management fees to be paid by each of the Feeder Funds and the Onshore Fund to New Icahn Management at the beginning of each quarter, generally in an amount equal to 0.625% (2.5% annualized) of the net asset value of each Investor’s (as defined below) investment in the Feeder Fund or the Onshore Fund, as applicable, and the management fees were recognized quarterly.

Effective January 1, 2008, the Investment Fund LPAs provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that were not charged management fees which include affiliates of Mr. Icahn) (in each case, an “Investor”). This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the “Target Special Profits Interest Amount”) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. The quarterly accrual for the special profits interest allocations, if any, is done in accordance with Method 2 of EITF D-96, and is allocated to the Onshore GP and the Offshore GP, respectively, at the end of the Onshore Fund’s and each Feeder Fund’s fiscal year. Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Onshore Fund’s and each Feeder Fund’s fiscal year.

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will generally be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return thereon) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the entire Target Special Profits Interest Amount determined for such Investor has been allocated to the applicable General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to such General Partner will be eliminated and the General Partner will never receive it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

2. Operating Units  – (continued)

Each Target Special Profits Interest Amount will be deemed contributed to a separate hypothetical capital account (that is not subject to an incentive allocation or a special profits interest allocation) in the applicable Investment Fund and any gains or losses that would have been allocated on such amounts will be credited or debited, as applicable, to such hypothetical capital account. The special profits interest allocation attributable to an Investor will be deemed to be made from (and thereby debited from) such hypothetical capital account and, accordingly, the aggregate amount of any special profits interest allocation attributable to such Investor will also depend upon the investment returns of the Investment Fund in which such hypothetical capital account is maintained.

In addition to receiving special profits interest allocations as described above, the General Partners receive incentive allocations from the Private Funds. Incentive allocations, which are primarily earned on an annual basis, are generally 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Private Funds that we manage. The incentive allocations are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods. Therefore, our Investment Management operations’ revenues will be affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds.

Summarized consolidated income statement information for our Investment Management operations for the three months ended March 31, 2008 and 2007 is as follows (in $000s):

	Three Months Ended March 31,
	2008	2007
Revenues:
Management fees from related parties	$—	$811
Consolidated affiliated partnerships:
Realized (losses) gains – securities	(8,332)	265,646
Unrealized losses – securities	(387,144)	(7,916)
Realized gains – derivative contracts	446,700	65,827
Unrealized (losses) gains – derivative contracts	(77,287)	40,952
Interest, dividends and other income	39,472	38,947
Other income	649	120
	14,058	404,387
Costs and expenses:
Compensation	5,930	12,221
Shareholder actions	360	490
General and administrative	1,716	1,638
Consolidated affiliated partnerships:
Interest expense	858	3,214
Dividend expense	1,187	538
Other investment expenses	3,590	7,275
Other expenses	1,456	2,015
	15,097	27,391
(Loss) income before taxes and non-controlling interests in income	(1,039)	376,996
Non-controlling interests in income	(1,853)	(265,072)
Income tax expense	(487)	(749)
Net (loss) earnings	$(3,379)	$111,175

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

2. Operating Units  – (continued)

The General Partners’ incentive allocations and special profits interest allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96 and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Private Funds’ fiscal year.

The table below reflects changes to the Private Funds’ AUM for the three months ended March 31, 2008 and 2007 (in $000s). Amounts presented are net of any special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) and any accrued incentive allocations and include deferred balances and amounts invested by us and certain other affiliated parties for which we are charged no special profits interest allocation effective January 1, 2008 (and prior to January 1, 2008, management fees) and pay no incentive allocations for the periods presented. Accordingly, the amounts presented below are not the amounts used to calculate the Target Special Profits Interest Amount effective January 1, 2008 (and prior to January 1, 2008, management fees) for the respective periods.

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$7,510,670	$4,019,993
Net in-flows	377,879	934,306
Appreciation	6,372	383,136
Balance, end of period	$7,894,921	$5,337,435
Fee-paying AUM	$5,421,666	$4,039,645

For the three months ended March 31, 2008 and 2007, the amount of any special profits interest allocations (and prior to January 1, 2008, management fees) and incentive allocations accrued before related eliminations for the periods stated is as follows (in $000s):

	Three Months Ended March 31,
	2008	2007
Special Profits Interest Allocations:
Investment Funds	$5,046	$—
Management Fees:
Consolidated Private Funds	$—	$30,184
Unconsolidated Private Funds	—	811
Total	$—	$30,995
Incentive Allocations:
Investment Funds	$477	$68,774

For the three months ended March 31, 2008, the Target Special Profits Interest Amount was $32.4 million, of which a special profits interest allocation of $5.0 million has been accrued (due to profits in the Offshore Funds for the three months ended March 31, 2008). The balance of $27.4 million will be carried forward and will be accrued to the extent that there are sufficient net profits in the Investment Funds to cover such amounts. There was no special profits interest allocation for the first three months ended March 31, 2007 because the special profits interest allocations started effective January 1, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

2. Operating Units  – (continued)

b. Metals

We conduct our Metals operations through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

Summary balance sheet information for our Metals operations as of March 31, 2008 and December 31, 2007 included in the consolidated balance sheets is as follows (in $000s):

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$44,150	$20,215
Investments	6,647	7,299
Accounts receivable, net of allowance for doubtful accounts	109,756	77,281
Inventories, net	54,276	72,282
Property, plant and equipment, net	91,619	83,398
Other assets	61,121	62,196
Total assets	$367,569	$322,671
Accounts payable, accrued expenses and other liabilities	$48,188	$36,707
Debt and capital lease obligations	3,359	3,223
Accrued environmental costs	24,548	24,296
Total liabilities	$76,095	$64,226

Summarized income statement information for our Metals operations for the three months ended March 31, 2008 and 2007 is as follows (in $000s):

	Three Months Ended March 31,
	2008	2007
Net sales	$302,835	$208,886
Expenses:
Cost of sales	269,655	190,801
Selling, general and administrative expenses	6,546	4,889
Total expenses	276,201	195,690
Income from continuing operations before interest, income taxes and non-controlling interests in income	$26,634	$13,196

For the three months ended March 31, 2008 and 2007, sales to PSC Metals’ top five customers amounted to approximately 42% and 50% of net sales, respectively. Two customers accounted for approximately 24% of PSC Metals’ net sales for the three months ended March 31, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

2. Operating Units  – (continued)

The following is a breakdown of depreciation expense for the periods indicated (in $000s):

	Three Months Ended March 31,
	2008	2007
Depreciation expense included in cost of sales	$3,104	$2,038
Depreciation expense included in selling, general and administrative expenses	201	109
Total depreciation expense	$3,305	$2,147

c. Real Estate

Our Real Estate operations consist of rental real estate, property development and associated resort activities.

Rental Real Estate

As of March 31, 2008 and December 31, 2007, we owned 29 and 32 rental real estate properties, respectively. These primarily consist of fee and leasehold interests in real estate in 13 states. Most of these properties are net-leased to single corporate tenants. Approximately 90% of these properties are currently net-leased, 3% are operating properties and 7% are vacant.

Property Development and Associated Resort Operations

Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 380 and 900 units of residential housing, respectively. Both developments operate golf and resort operations as well. We are also completing residential communities in Naples, Florida and Westchester County, New York.

Summarized income statement information for our continuing Real Estate operations for the periods indicated is as follows (in $000s):

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental real estate	$3,230	$3,142
Property development	12,169	18,145
Resort operations	6,570	6,060
Total revenues	21,969	27,347
Expenses:
Rental real estate	1,323	1,302
Property development	10,920	15,612
Resort operations	6,882	6,394
Total expenses	19,125	23,308
Income from continuing operations before interest, income taxes and non-controlling interests in income	$2,844	$4,039

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

2. Operating Units  – (continued)

The following is a consolidated summary of our Real Estate operating unit property and equipment as of March 31, 2008 and December 31, 2007 included in the consolidated balance sheets (in $000s):

	March 31, 2008	December 31, 2007
Rental properties	$95,349	$96,020
Property development	104,935	107,036
Resort properties	43,904	43,823
Total real estate	$244,188	$246,879

As of March 31, 2008 and December 31, 2007, $79.2 million and $80.0 million, respectively, of the net investment in financing leases and net real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.

d. Home Fashion

We conduct our Home Fashion operations through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including, among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks. During the fourth quarter of fiscal 2007, WPI sold the inventory at all of its 30 retail outlet stores. Therefore, the portion of the business related to the stores’ retail operations has been classified for all periods presented as discontinued operations.

The following is summary balance sheet information for our Home Fashion operating segment as of March 31, 2008 and December 31, 2007 as included in the consolidated balance sheets (in $000s):

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$134,808	$135,667
Restricted cash	3,790	1,827
Trade receivables, net	75,119	93,085
Inventories, net	173,399	193,941
Assets of discontinued operations held for sale	15,173	13,587
Property, plant and equipment, net	168,941	183,027
Investments	13,069	13,290
Other assets	27,691	31,375
Total assets	$611,990	$665,799
Accounts payable, accrued expenses and other liabilities	$66,350	$87,651
Debt	5,061	9,243
Liabilities of discontinued operations held for sale	4,265	8,616
Total liabilities	$75,676	$105,510
Non-controlling interests	$107,936	$116,496

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

2. Operating Units  – (continued)

Summarized income statement information for our continuing Home Fashion operations for the three months ended March 31, 2008 and 2007 is as follows (in $000s):

	Three Months Ended March 31,
	2008	2007
Net sales	$113,856	$196,638
Expenses:
Cost of sales	104,906	196,980
Selling, general and administrative expenses	26,221	32,058
Restructuring charges	6,648	4,311
Total expenses	137,775	233,349
Loss from continuing operations before interest, income taxes and non-controlling interests in loss	$(23,919)	$(36,711)

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. For the three months ended March 31, 2008 and 2007, sales to six customers amounted to approximately 54% and 52% of net sales, respectively. One customer accounted for more than 15% of WPI’s net sales in both periods.

The following is a breakdown of depreciation expense for the periods indicated (in $000s):

	Three Months Ended March 31,
	2008	2007
Depreciation expense included in cost of sales	$1,789	$3,710
Depreciation expense included in selling, general and administrative expenses	880	948
Total depreciation expense	$2,669	$4,658

Total expenses for the three months ended March 31, 2008 included $6.6 million of restructuring charges (of which $1.5 million related to severance costs and $5.1 million related to continuing costs of closed plants and transition expenses). Total expenses for the three months ended March 31, 2007 included $4.3 million of restructuring charges (of which approximately $1.3 million related to severance and $3.0 million related to continuing costs of closed plants).

To improve WPI’s competitive position, WPI management intends to continue to significantly reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. In the first quarter of fiscal 2008, WPI entered into an agreement with a third party to manage its U.S. warehousing and distribution operations which WPI is consolidating into its Wagram, NC facility. As of March 31, 2008, approximately $176.0 million of WPI’s assets are located outside of the United States, primarily in Bahrain.

Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of accrued restructuring costs at December 31, 2007 was $0.8 million. During the three months ended March 31, 2008, WPI incurred additional restructuring costs of $6.6 million. WPI paid $6.7 million of restructuring charges during the three months ended March 31, 2008. As of March 31, 2008, the accrued liability balance was $0.7 million, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

2. Operating Units  – (continued)

Total cumulative impairment and restructuring charges from August 8, 2005 (acquisition date) through March 31, 2008 were $103.3 million.

WPI expects that restructuring charges will continue to be incurred throughout the fiscal year ending December 31, 2008 (“fiscal 2008”). WPI expects to incur restructuring costs and impairment charges in fiscal 2008 relating to the current restructuring plan of between $17.0 million and $20.0 million primarily related to the continuing costs of its closed facilities. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these amounts.

3. Discontinued Operations and Assets Held for Sale

Results of Discontinued Operations and Assets and Liabilities Held for Sale

Gaming Operations

On February 20, 2008, we consummated the sale of our subsidiary, ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of approximately $476.0 million, after taxes (subject to resolution of post-closing adjustments). The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations. Therefore, the results of our Gaming operations are reflected through February 20, 2008.

Home Fashion Operations — Retail Stores

During the fourth quarter of fiscal 2007, WPI sold the inventory at all of its 30 retail outlet stores. Accordingly, the results of operations for WPI’s former retail store operations have been reclassified to discontinued operations. As a result of the sale, WPI accrued in fiscal 2007 approximately $8.1 million of expense relating to the estimated liability for termination of the leases relating to its retail outlet stores facilities. As of March 31, 2008 and December 31, 2007, the accrued lease termination liability balance was approximately $3.8 million and $7.1 million, respectively, which is included in liabilities of discontinued operations in our consolidated balance sheets.

Real Estate Operations

Operating properties are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations did not change during the three months ended March 31, 2008. However, certain amounts in the consolidated statements of operations and cash flows for the three months ended March 31, 2007 have been reclassified to conform to the properties that had been classified as held for sale in prior periods.

Results of Operations and Assets Held for Sale

The financial position and results of operations for our Gaming and certain portions of the Home Fashion and Real Estate operations described below are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset (“SFAS No. 144”).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

3. Discontinued Operations and Assets Held for Sale  – (continued)

A summary of the results of operations for our discontinued operations for the periods indicated is as follows (in $000s):

	Three Months Ended March 31,
	2008	2007
Revenues:
Gaming (1)	$59,619	$112,888
Real Estate	1,153	1,778
Home Fashion – retail stores	—	13,966
Total revenues	$60,772	$128,632
Income (loss) from discontinued operations:
Gaming	$13,430	$23,227
Real Estate	1,100	1,325
Home Fashion – retail stores	(167)	(2,304)
Total income from discontinued operations before income taxes, interest and other income	14,363	22,248
Interest expense	(2,823)	(5,710)
Interest and other income	322	19,061
Income from discontinued operations before income taxes and non-controlling interests in loss	11,862	35,599
Income tax expense	(3,878)	(9,194)
	7,984	26,405
Non-controlling interest in loss (income)	54	(1,050)
Gain on sales of discontinued operations, net of income tax expense	481,626	13,185
Income from discontinued operations	$489,664	$38,540

(1)	Gaming segment results for the three months ended March 31, 2008 are through February 20, 2008, the date of the ACEP sale.

Interest and other income for the three months ended March 31, 2007 includes approximately $8.5 million relating to a real estate tax refund received by Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Coast”) and approximately $10.1 million representing the net gain on settlement of litigation relating to GB Holdings Inc. (“GBH”).

The gain on sales of discontinued operations for the three months ended March 31, 2008 includes approximately $476.0 million, net of income taxes of approximately $257.8 million, recorded on the sale of ACEP on February 20, 2008. The gain on sales of discontinued operations for the three months ended March, 31 2007 includes approximately $3.9 million of gain on sales of real estate assets and $9.3 million relating to a working capital adjustment to the gain recorded on the sale of the Oil and Gas business in November 2006.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

3. Discontinued Operations and Assets Held for Sale  – (continued)

Assets and Liabilities of Discontinued Operations

A summary of assets and liabilities of discontinued operations held for sale as of March 31, 2008 and December 31, 2007 is as follows (in $000s):

	March 31, 2008	December 31, 2007
Cash and cash equivalents	$—	$107,265
Trade, notes and other receivables	—	5,615
Property, plant and equipment	37,854	478,972
Other assets	—	60,248
Assets of discontinued operations held for sale	$37,854	$652,100
Accounts payable and accrued expenses	$—	$49,013
Long-term debt	12,692	270,209
Other liabilities	4,265	11,002
Liabilities of discontinued operations held for sale	$16,957	$330,224

Included in the balance at December 31, 2007 are assets and liabilities of Gaming operations that were classified as held for sale in accordance with SFAS No. 144.

4. Related Party Transactions

From time to time, we have entered into several transactions with entities affiliated with Carl C. Icahn. The transactions include purchases by us of business and business interests, including debt, of the affiliated entities. Additionally, other transactions have occurred as described below.

All related party transactions are reviewed and approved by our Audit Committee. Where appropriate, our Audit Committee obtains independent financial advice and legal counsel on the transactions.

In accordance with U.S. GAAP, assets transferred between common control entities are accounted for at historical cost similar to a pooling of interests, and the financial statements of previous separate companies for periods prior to the acquisition are restated on a consolidated basis. Additionally, prior to the acquisition, the earnings, losses, capital contributions and distributions of the acquired entities are allocated to the general partner as an adjustment to equity, and the consideration in excess of the basis of net assets acquired is shown as a reduction to the general partner’s capital account.

a. Investment Management Operations

Until August 8, 2007, Icahn Management elected to defer management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At March 31, 2008, the balance of the deferred management fees payable to Icahn Management was $144.0 million and the appreciation earned upon them was $50,000 and $9.3 million for the three months ended March 31, 2008 and 2007, respectively.

Effective January 1, 2008, Icahn Capital and the Holding Company paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including accounting, administrative, investment, legal and tax services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital and the Holding Company have charged Icahn Affiliates $0.8 million for such services for the three months ended March 31, 2008. Icahn Affiliates charged Icahn Management $1.7 million for such services for the three months ended March 31, 2007. Management believes that all allocated amounts are reasonable based upon the nature of the services provided.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

4. Related Party Transactions  – (continued)

Icahn Affiliates have paid rent for the occupancy of space shared by Icahn Capital. Under a separate expense-sharing agreement, Icahn Affiliates have charged Icahn Capital for a portion of these expenses. For the three months ended March 31, 2008 and 2007, the amounts charged to Icahn Capital (and prior to January 1, 2008, Icahn Management and New Icahn Management) were $0.4 million for both periods.

In addition, effective January 1, 2008, certain expenses borne by Icahn Capital have been reimbursed by Icahn Affiliates, as appropriate, when such expenses were incurred. The expenses included investment-specific expenses for investments acquired by both the Private Funds and Icahn Affiliates that were allocated based on the amounts invested by each party, as well as investment management-related expenses that were allocated based on estimated usage agreed upon by Icahn Capital and Icahn Affiliates.

Carl C. Icahn, along with his affiliates (other than Icahn Enterprises and its affiliates), makes investments in the Private Funds. These investments are not subject to special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations. As of March 31, 2008, the total of these investments was $1.5 billion.

b. All Other Operations

Metals

Prior to our acquisition of PSC Metals on November 5, 2007, PSC Metals was wholly owned by Philip Services Corporation (“Philip”), which entered into a Tax Allocation Agreement (the “Agreement”) with Starfire Holding Corporation (“Starfire”). The Agreement provided that Starfire will pay all consolidated federal income taxes on behalf of the Philip consolidated group, which included PSC Metals. Philip is required to make payments to Starfire in an amount equal to the tax liability, if any, that it would have if it was to file as a consolidated group separate and apart from Starfire. Subsequent to our acquisition of PSC Metals on November 5, 2007, PSC Metals is no longer a party to the Agreement with Starfire.

PSC Metals sold material to Alliance Castings for the three months ended March 31, 2008 and 2007 of approximately $2.8 million and $1.9 million, respectively. Mr. Icahn is a major shareholder of Alliance Castings.

Philip issued approximately $6.4 million and $6.3 million in letters of credit collateralizing certain of PSC Metals’ obligations, which remained outstanding at March 31, 2008 and December 31, 2007, respectively. PSC Metals is currently under negotiations to enter into a $100 million asset-based borrowing agreement. In the event that PSC Metals is unable to secure acceptable borrowing from such proposed credit facility, Icahn Enterprises will make intercompany loans to PSC Metals sufficient to fund its working capital requirements.

Included in selling, general and administrative costs is approximately $27,000 paid to Philip for certain services provided to PSC Metals for the three months ended March 31, 2007. There were no such services and related selling, general and administrative costs provided for the three months ended March 31, 2008.

Administrative Services

In July 2005, we entered into a license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet for which we paid monthly base rent of $13,000 plus 16.4% of certain “additional rent.” The license agreement was amended effective August 8, 2007 to reflect an increase in our portion of the office space to approximately 4,246 square feet or approximately 64.76% of the total space leased to an affiliate, of which 3,125 square feet is allocated to Icahn Capital. Under the amended license agreement, effective August 8, 2007, the monthly base rent is approximately $147,500, of which approximately $39,000 is allocated to the Holding Company and approximately $108,500 is allocated to Icahn Capital. We also pay 64.76% of the additional rent payable under the license agreement, which is allocated 17.10% to the Holding Company and 47.66% to Icahn Capital. The license agreement expires in May 2012. Under the amended agreement, base rent is subject to increases in July 2008 and December 2011. We are also entitled to certain

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

4. Related Party Transactions  – (continued)

annual rent credits each December beginning December 2005 and continuing through December 2011. For the three months ended March 31, 2008 and 2007, we paid such affiliate $98,000 and $40,000, respectively, in connection with this licensing agreement.

An affiliate occupies a portion of certain office space leased by us. Monthly payments from the affiliate for the use of the space began on October 12, 2006. For each of the three months ended March 31, 2008 and 2007, we received $19,000 for the use of such space.

For the three months ended March 31, 2008 and 2007, we paid $180,000 and $162,000, respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunication services.

We provide certain professional services to an affiliate of Icahn Enterprises GP for which we charged $0.5 million and $0.1 million for three months ended March 31 2008 and 2007, respectively. In October 2006, an affiliate remitted $0.4 million to us as an advance payment for future services. As of March 31, 2008, accounts payable, accrued expenses and other liabilities in the consolidated balance sheet included $1.6 million to be applied to our charges to the affiliate for services to be provided to it.

An affiliate provided certain professional services to WPI for which it incurred charges of approximately $24,000 and $27,000 for the three months ended March 31 2008 and 2007, respectively.

5. Investments and Related Matters

a. Investment Management Operations

Securities owned, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ securities owned, securities sold, not yet purchased and unrealized gains and losses on derivatives (in $000s):

	March 31, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Securities Owned, at fair value:
Common stock	$5,358,841	$5,103,804	$4,929,067	$5,133,486
Convertible preferred stock	30,400	24,016	30,400	28,272
Call options	126,063	118,287	196,562	177,127
Put options	94,997	173,674	48,325	67,387
Corporate debt	638,065	554,937	558,402	513,937
Total Securities Owned, at fair value	$6,248,366	$5,974,718	$5,762,756	$5,920,209
Securities Sold, Not Yet Purchased, at fair value:
Common stock	$324,120	$302,777	$177,157	$192,935
Call options	18,190	10,939	—	—
Put options	5,106	7,049	5,315	8,480
Corporate debt	7,917	3,207	11,061	4,713
Total Securities Sold Not Yet Purchased, at fair value	$355,333	$323,972	$193,533	$206,128
Unrealized Gains on Derivative Contracts, at fair value:	$115,886	$119,429	$74,340	$110,181
Unrealized Losses on Dervivative Contracts, at fair value:	$87,179	$130,425	$17,602	$15,726

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

5. Investments and Related Matters  – (continued)

Upon the adoption of Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies (“SOP 07-1”), the General Partners lost their ability to retain specialized accounting pursuant to the AICPA Audit and Accounting Guide – Investment Companies. For those investments (i) that were deemed to be available-for-sale securities, (ii) that fall outside the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) or (iii) which the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115 (“SFAS No. 159”) for such investments. The application of the fair value option pursuant to SFAS No. 159 is irrevocable. The Private Funds record unrealized gains and losses for the change in the fair value of these securities as a component of net gain from investment activities in the consolidated statements of operations.

The following table summarizes those investments for which the Private Funds would otherwise apply the equity method of accounting under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”). The Private Funds applied the fair value option pursuant to SFAS No. 159 to such investments through March 31, 2008 (in $000s):

	Private Funds Stock Ownership Percentage	Fair Value March 31, 2008	Gains (Losses) Three Months Ended March 31,
Investment			2008	2007
Adventrx Pharmaceuticals Inc.	3.83%	$1,868	$311	$(1,557)
BKF Capital Group Inc.	8.72%	1,335	(209)	(70)
Blockbuster Inc.	7.60%	46,998	(9,362)	15,464
Lear Corporation(1)	12.43%	248,631	(16,793)	66,980
WCI Communities Inc.	11.42%	16,135	(2,071)	9,065
		$314,967	$(28,124)	$89,882

(1)	Holding Company owns approximately 0.4% as of March 31, 2008.

The Private Funds assess the applicability of APB 18 to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of affiliates of Icahn Enterprises.

We believe that these investments as noted in the above table are not material, individually or in the aggregate, to our consolidated financial statements. These companies are registered SEC filers and their consolidated financial statements are available at www.sec.gov.

Investments in Variable Interest Entities

The General Partners consolidate certain variable interest entities (“VIEs”) when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of the consolidated VIEs are primarily classified within cash and cash equivalents and securities owned, at fair value in the consolidated balance sheets. The liabilities of the consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, subscriptions received in advance and redemptions payable in the consolidated balance sheets and are non-recourse to the General Partners’ general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.

The consolidated VIEs consist of the Offshore Fund and each of the Offshore Master Funds. The General Partners sponsored the formation of and manage each of these VIEs and, in some cases, have a principal investment therein.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

5. Investments and Related Matters  – (continued)

The following table presents information regarding interests in VIEs for which the General Partners hold a variable interest as of March 31, 2008 (in $000s):

	General Partners are the Primary Beneficiary				General Partners are not the Primary Beneficiary
	Net Assets	General Partner’s Interests		Pledged Collateral(1)	Net Assets	General Partner’s Interests
Icahn Fund Ltd. and Offshore Master Funds	$4,643,687	$11,609	(2)	$242,214	$767,405	$149	(2)

(1)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.
(2)	Amount represents General Partners’ maximum exposure to loss.

b. All Other Operations

Investments consist of the following (in $000s):

	March 31, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value

Available for Sale
Marketable equity and debt securities	$75,225	$69,283	$118,785	$118,872
Other investments	154,537	155,342	172,197	173,323
Total available for sale	229,762	224,625	290,982	292,195
Trading
Investment in ImClone Systems, at fair value	122,122	193,588	122,122	196,235
Investment in Lear Corporation, at fair value	12,500	8,695	12,500	9,282
Total trading	134,622	202,283	134,622	205,517
Other securities	14,627	14,627	14,848	14,848
Total investments	$379,011	$441,535	$440,452	$512,560

6. Fair Value Measurements

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), as of January 1, 2007, which, among other things, requires enhanced disclosures about investments that are measured and reported at fair value. SFAS No. 157 establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

6. Fair Value Measurements  – (continued)

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

The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2008 (in $000s).

Investment Management Operations

	Level 1		Level 2	Total
ASSETS
Securities owned	$4,828,738		$1,145,980	$5,974,718
Unrealized gains on derivative contracts	16,496	(1)	119,429	135,925
	$4,845,234		$1,265,409	$6,110,643
LIABILITIES
Securities sold, not yet purchased	$302,777		$21,195	$323,972
Unrealized losses on derivative contracts	—		146,921	146,921
	$302,777		$168,116	$470,893

(1)	This balance is included in unrealized losses on derivative contracts on the face of the consolidated balance sheets. The Level 1 securities for the respective broker are unrealized gains, but the net unrealized position for both Level 1 and Level 2 securities of the broker are unrealized losses and therefore appear as a liability.

All Other Operations

	Level 1	Level 2	Total
ASSETS
Available for sale investments:
Marketable equity and debt securities	$69,283	$—	$69,283
Other securities	155,342	—	155,342
	224,625	—	224,625
Trading investments:
Investment in ImClone Systems Inc.	193,588	—	193,588
Investment in Lear Corp	8,695	—	8,695
	202,283	—	202,283
Unrealized gains on derivative contracts	—	4,041	4,041
	$426,908	$4,041	$430,949

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

7. Financial Instruments, Off-Balance-Sheet Risk, Concentrations of Credit Risk and Guarantees

The Private Funds currently maintain cash deposits and cash equivalents with major financial institutions. Most of the Onshore Fund’s and Offshore Master Funds’ investments are held by, and its depository and clearing operations are transacted by, several prime brokers and a custodian. These financial institutions are members of major securities exchanges.

In the normal course of business, the Private Funds trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. Currently, the Private Funds invest in futures, options, credit default swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counter-party non-performance and from changes in the market values of underlying instruments.

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

The Private Funds also may purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds write put options that may require them to purchase assets from the option holder and generally are net settled in cash at a specified date in the future. At March 31, 2008 and December 31, 2007, the maximum payout amounts relating to written put options were $74.4 million and $461.4 million, respectively. As of March 31, 2008 and December 31, 2007, the carrying amounts of the liability under written put options recorded within securities sold, not yet purchased, at fair value was $7.0 million and $8.5 million, respectively.

The Private Funds and the Holding Company have entered into various types of swap contracts with other counterparties. These agreements provide that we are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, we are entitled to receive other payments, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. We are also required to pay to our counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and we receive interest on any cash collateral that we post to the counterparty at the federal funds rate in effect for such period.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

7. Financial Instruments, Off-Balance-Sheet Risk, Concentrations of Credit Risk and Guarantees  – (continued)

The Private Funds utilize forward contracts to protect their assets denominated in foreign currencies from losses due to fluctuations in foreign exchange rates. The Private Funds’ exposure to credit risk associated with non-performance of forward foreign currency contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in the consolidated balance sheets.

FIN 45 requires the disclosure of information about obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, that meet the accounting definition of a guarantee under FIN 45, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment. As of March 31, 2008 and December 31, 2007, the Private Funds have such credit default swaps with a maximum notional amount of approximately $257.6 million and $252.0 million, respectively, with terms ranging from one to five years. We estimate that the potential risk related to these credit default swaps to the non-controlling interests approximates 90% of such notional amounts, which represents their approximate interest in the total capital of the Private Funds.

8. Inventories, Net

Metals Inventories.  Inventories at our Metals segment are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by the Metals segment to record recycled metals inventory quantities relies on significant estimates.

Metals inventories consisted of the following (in $000s):

	March 31, 2008	December 31, 2007
Ferrous	$21,506	$39,078
Non-ferrous	10,991	9,658
Secondary	21,779	23,546
	$54,276	$72,282

Home Fashion Inventories.  Inventories at our Home Fashion segment are stated at the lower of cost (first-in, first-out method) or market. The cost of manufactured goods includes material, labor and factory overhead. WPI maintains reserves for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. A portion of its inventories serves as collateral under West Point Home Inc.’s unused senior secured revolving credit facility.

Home Fashion inventories consist of the following (in $000s):

	March 31, 2008	December 31, 2007
Raw materials and supplies	$14,242	$14,427
Goods in process	36,326	46,483
Finished goods	122,831	133,031
	$173,399	$193,941

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

8. Inventories, Net  – (continued)

Total Inventories (in $000s):

	March 31, 2008	December 31, 2007
Metals segment	$54,276	$72,282
Home Fashion segment	173,399	193,941
	$227,675	$266,223

9. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in $000s):

	March 31, 2008	December 31, 2007
Land	$55,422	$52,299
Buildings and improvements	139,934	139,673
Machinery, equipment and furniture	210,290	223,104
Assets leased to others	105,811	106,120
Construction in progress	108,691	101,700
	620,148	622,896
Less accumulated depreciation and amortization	(112,681)	(109,592)
Property, plant and equipment, net	$507,467	$513,304

Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months ended March 31, 2008 and 2007 were $7.2 million and $8.2 million, respectively.

10. Non-Controlling Interests

Non-controlling interests consist of the following (in $000s):

	March 31, 2008	December 31, 2007
Investment Management Operations	$6,975,744	$6,594,014
All Other Operations:
WPI	107,936	116,496
NEGI	24,101	24,053
Total other	132,037	140,549
Total non-controlling interests	$7,107,781	$6,734,563

Investment Management Operations

The Investment Management operations consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity, (ii) they have a controlling, general partner interest pursuant to EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”) or (iii) they are the primary beneficiary of a VIE pursuant to FIN 46R. The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of March 31, 2008, the net asset value of the consolidated Private Funds on our consolidated balance sheet was $7.9 billion, while

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

10. Non-Controlling Interests  – (continued)

the net asset value of our investments in these consolidated funds was approximately $769.9 million. The majority ownership interests in these funds, which represent the portion of the consolidated Private Funds’ net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds for the periods presented, are reflected as non-controlling interests in the consolidated financial statements.

11. Debt

Debt consists of the following (in $000s):

	March 31, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$600,000	$600,000
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	973,714	973,387
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	351,650	351,570
Senior secured 7.85% notes due 2012 – ACEP	—	215,000
Borrowings under credit facility – ACEP	—	40,000
Mortgages payable	102,647	104,030
Other	8,420	14,796
Total debt	2,036,431	2,298,783
Less debt related to assets held for sale	(12,692)	(270,209)
	$2,023,739	$2,028,574

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into depositary units of Icahn Enterprises at a conversion price of $132.595 per share per $1,000 principal amount, subject to adjustments in certain circumstances. As of March 31, 2008, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on January 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. On April 1, 2008, we paid a cash dividend of $678,600 to holders of our variable rate notes in respect to our dividend payment to our depositary holders.

Senior Unsecured Notes — Icahn Enterprises

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, we issued $480.0 million aggregate principal amount of 7.125% senior unsecured notes due 2013 (the “7.125% notes”), priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, Icahn Enterprises Finance, as co-issuer,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

11. Debt  – (continued)

Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the “2005 Indenture”). Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7.125% notes (the “additional 7.125% notes” and, together with the 7.125% notes, the “notes”), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which is paid every six months on February 15 and August 15 and will mature on February 15, 2013.

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

Senior Unsecured Notes Restrictions and Covenants

The indentures governing our senior unsecured 7.125% and 8.125% notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indenture, with certain exceptions. In addition, the indentures governing our senior unsecured notes require that on each quarterly determination date that we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined in the indenture. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

As of March 31, 2008, we are in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the indentures, and we and Icahn Enterprises Holdings could have incurred up to approximately $1.6 billion of additional indebtedness.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, we and Icahn Enterprises Finance as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of March 31, 2008, there were no borrowings under the facility.

Obligations under the credit agreement are guaranteed and secured by liens on substantially all of the assets of certain of our indirect wholly owned holding company subsidiaries. The credit agreement has a term of four years and all amounts are due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by holding

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

11. Debt  – (continued)

company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.

Senior Secured 7.85% Notes Due 2012 and Senior Secured Revolving Credit Facility — ACEP

As described in Note 1, “Description of Business and Basis of Presentation — Gaming Divestiture,” on February 20, 2008, American Entertainment Properties Corp (“AEP”), sold all of the issued and outstanding membership interests of ACEP. Pursuant to the terms of the agreement, AEP repaid the principal and ACEP repaid the interest, prepayment penalty or premiums due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility.

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between September 1, 2008 and July 1, 2016.

Secured Revolving Credit Agreement — WestPoint Home

On June 16, 2006, WestPoint Home, Inc. an indirect wholly owned subsidiary of WPI, entered into a $250.0 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc. General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

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

As of March 31, 2008, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $12.9 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $73.5 million at March 31, 2008.

12. Compensation Arrangements

Investment Management Operations

Prior to January 1, 2008, the General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period from August 8, 2007 through December 31, 2007) had agreements with certain of their employees whereby these employees had been granted rights to participate in a portion of the management fees and incentive allocations earned by the General Partners, Icahn Management and New Icahn Management. As discussed below, effective January 1, 2008, these employee rights to receive a portion of the management fees were terminated. As discussed further in Note 2, “Operating Units — Investment Management Operations,” effective January 1, 2008, (1) the management agreements and the management fee payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the Services to the Private Funds and in consideration thereof the General Partners will receive special profits interest allocations in the Onshore Fund and the Offshore Master Funds. In addition, we amended the Contribution Agreement and the employment agreements of certain employees to accommodate the termination of the management agreements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

12. Compensation Arrangements  – (continued)

Effective January 1, 2008, the General Partners entered into agreements with certain of their employees whereby they have been granted rights to participate in a portion of the special profits interest allocations effective January 1, 2008 and incentive allocations by the General Partners, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two and seven years, and such rights expire at the end of the contractual term of each respective employment agreement. The unvested amounts and vested amounts that have not been withdrawn by the employee remain invested in the Private Funds and generally earn the rate of return of these funds, before the effects of any special profits interest allocations effective January 1, 2008 or incentive allocations, which are waived on such amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) and remeasured at fair value each reporting period until settlement.

Prior to January 1, 2008, certain employees were granted rights to participate in a portion of the management fees and incentive allocations earned by the General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period from August 8, 2007 through December 31, 2007). The vesting period of such rights was generally between two and seven years and expired at the end of the contractual term of each respective employment agreement. Up to 100% of the amounts earned annually under such rights in respect of management fees were eligible to be deferred for a period not to exceed ten years from the date of deferral, based on an annual election made by the employee. Effective January 1, 2008, the employees’ rights to receive a portion of the management fees were terminated.

The fair value of unvested amounts and vested amounts that have not been withdrawn by the employee in respect of special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying net assets of the Private Funds, upon which the respective special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) are based and (ii) performance of the funds in which such amounts are reinvested. The carrying value of such amounts represents the allocable special profits interest allocation effective January 1, 2008 (and prior to January 1, 2008, management fees) and the appreciation or depreciation thereon. These amounts approximate fair value because the appreciation or depreciation on such amounts is based on the fair value of the Private Funds’ investments, which are marked-to-market through earnings on a quarterly basis.

The General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period from August 8, 2007 through December 31, 2007) recorded compensation expense of $2.9 million and $8.8 million related to these rights for the three months ended March 31, 2008 and 2007, respectively, which is included in expenses of our Investment Management operations in the consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $8.4 million and $9.7 million as of March 31, 2008 and December 31, 2007, respectively. That cost is expected to be recognized over a weighted average of 3.25 years. Cash paid to settle rights that had been withdrawn for the three months ended March 31, 2008 and 2007 was $2.7 million and $5.6 million, respectively.

The liabilities incurred by Icahn Management related to the rights granted to certain employees to participate in a portion of the management fees earned by Icahn Management remained with Icahn Management upon the execution of the Contribution Agreement on August 8, 2007. However, because the employees to whom these rights were granted became employees of New Icahn Management on August 8, 2007, New Icahn Management recognized the future compensation expense associated with the unvested portion of rights

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

12. Compensation Arrangements  – (continued)

granted by Icahn Management through December 31, 2007, even though such liability will be settled by Icahn Management, with a corresponding increase to partners’ equity. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital. Accordingly, effective January 1, 2008, employees of New Icahn Management became employees of Icahn Capital and such future compensation expense associated with the unvested portion of rights granted by Icahn Management were recognized by Icahn Capital.

13. Employee Benefit Plans

We and certain of our subsidiaries have retirement savings plans under Section 401(k) of the Code covering our non-union employees. Under the plans, employees are entitled to defer, within prescribed, limits, a portion of their income on a pre-tax basis through contributions to the plans. We currently match the deferrals based upon certain criteria, including levels of participation by our employees. We recorded charges for matching contributions of $0.6 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

We adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment to FASB Statement Nos. 87, 88, 106 and 132 (“SFAS No. 158”), as of December 31, 2007. The adoption of SFAS No. 158 did not have a material impact on our consolidated financial statements. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan as an asset or liability in the statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

14. Preferred Limited Partnership Units

Pursuant to certain rights offerings consummated in 1995 and 1997, preferred units were issued. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually at the end of March of each year (each referred to herein as a Payment Date). On any Payment Date, we, with the approval of the Audit Committee, may opt to redeem all of the preferred units for a price, payable either in all cash or by issuance of additional depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon. On March 31, 2010, we must redeem all of the preferred units on the same terms as any optional redemption.

Pursuant to the terms of the preferred units, on February 29, 2008, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00. The distribution was paid on March 28, 2008 to holders of record as of March 14, 2008. A total of 595,181 additional preferred units were issued. As of March 31, 2008, the number of authorized preferred units was 13,000,000. As of March 31, 2008 and December 31, 2007, 12,502,254 and 11,907,073 preferred units were issued and outstanding, respectively.

We recorded $1.5 million and $1.4 million of interest expense for the three months ended March 31, 2008 and 2007, respectively, in connection with the preferred units distribution.

15. Earnings Per LP Unit

Basic earnings per LP unit are based on net earnings which are attributable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net earnings available for limited partners are divided by the weighted average number of LP units outstanding. Diluted earnings per LP unit are based on basic earnings adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted average number of units and equivalent units

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

15. Earnings Per LP Unit  – (continued)

outstanding. The preferred units are considered to be equivalent units for the purpose of calculating net earnings per LP unit. All equivalent units have been excluded from the calculation of diluted earnings per LP unit for the three months ended March 31, 2008 and 2007 as the effect of including them would have been anti-dilutive.

The following table sets forth the allocation of net income attributable to limited partners and the computation of basic and diluted earnings per LP unit for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(In 000s, Except Per Unit Data)
Net (loss) income from continuing operations	$(19,313)	$182,900
Less: Income from common control acquisitions allocated to general partner	—	124,861
	(19,313)	58,039
Basic and diluted (loss) income from continuing operations allocated to limited partners	$(18,929)	$56,883
Basic and diluted income from discontinued operations allocated to limited partners	$504,188 (1)	$37,773
Weighted average LP units outstanding	70,490	61,857
Net (loss) earnings per LP unit (basic and diluted)	$(0.27)	$0.92
Net income from discontinued operations per LP unit (basic and diluted)	$7.15	$0.61
Basic and diluted earnings per LP Unit	$6.88	$1.53

(1)	Includes a charge of $24,761 allocated to the general parter relating to the sale of ACEP.

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted average LP units outstanding for the periods indicated (in 000s):

	Three Months Ended March 31,
	2008	2007
Redemption of preferred LP units	1,196	1,063
Variable rate notes	4,525	—

16. Segment Reporting

As of March 31, 2008, our four reportable segments are: (1) Investment Management; (2) Metals; (3) Real Estate and (4) Home Fashion. Our Investment Management segment provides investment advisory and certain management services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Metals segment consists of PSC Metals. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. Our Real Estate segment includes rental real estate that primarily consists of fee and leasehold properties in 13 states as of March 31, 2008, property development that is primarily focused on the construction and sale of single-family houses and residential developments and the operation of resort properties associated with our residential developments. The three related operating lines of our Real Estate segment are all individually immaterial and have been aggregated for purposes of reporting financial information related to its operations. Our Home Fashion segment, through our subsidiary, WPI, markets a broad range of manufactured and sourced bed, bath and basic bedding products. In addition to our four reportable segments, we present the results of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

16. Segment Reporting  – (continued)

the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. Certain terms of financings for our Home Fashion and Real Estate segments impose restrictions on the segments’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

In the table below, the Investment Management segment is represented by the first four columns. The first column, entitled Icahn Enterprises’ Interests, represents our interests in the results of operations of the Investment Management segment without the impact of eliminations arising from the consolidation of the Private Funds. This includes the gross amount of any special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees), incentive allocations and returns on investments in the Private Funds that are attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

We do not present geographic segment information because sales derived outside of North America are immaterial compared to our consolidated revenues for the three months ended March 31, 2008 and 2007. The following tables set forth consolidated operating results for our segments to arrive at our consolidated income from continuing operations (in $000s):

For the Three Months Ended March 31, 2008

	Investment Management Operations					All Other Operations				Total U.S. GAAP Reported Income
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company
Revenues:
Special profits interest allocations	$5,046		$—	$(5,046)	$—	$—	$—	$—	$—	$—
Incentive allocations	477		—	(477)	—	—	—	—	—	—
Net (loss) gain from investment activities	(558	)(1)	(26,063)	558	(26,063)	—	—	—	2,171	(23,892)
Interest, dividends and other income	149		39,972	—	40,121	158	1,522	1,145	19,191	62,137
Other income, net	—		—	—	—	452	7	(450)	(34)	(25)
Other segment revenues	—		—	—	—	302,835	21,969	113,856	—	438,660
	5,114		13,909	(4,965)	14,058	303,445	23,498	114,551	21,328	476,880
Costs and expenses	8,006		6,233	—	14,239	276,201	19,125	137,775	7,401	454,741
Interest expense	—		858	—	858	268	1,580	409	33,705	36,820
Income (loss) from continuing operations before income taxes and non-controlling interests	(2,892)		6,818	(4,965)	(1,039)	26,976	2,793	(23,633)	(19,778)	(14,681)
Income tax (expense) benefit	(487)		—	—	(487)	(10,972)	218	(50)	847	(10,444)
Non-controlling interests in (income) loss	—		(671)	(1,182)	(1,853)	—	—	7,713	(48)	5,812
Income (loss) from continuing operations	$(3,379)		$6,147	$(6,147)	$(3,379)	$16,004	$3,011	$(15,970)	$(18,979)	$(19,313)

(1)	The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no special profits interest allocation effective January 1, 2008 (and prior to January 1, 2008, management

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

16. Segment Reporting  – (continued)

fees) or incentive allocations are applicable. As of March 31, 2008, the total value of this investment is approximately $683.1 million, with an unrealized loss of $1.2 million for the three months ended March 31, 2008. These amounts are reflected in the General Partners’ net assets and earnings but are eliminated at the Holding Company level. However, the General Partners’ allocated share of net assets and earnings from the Private Funds includes the amount of these eliminated amounts.

For the Three Months Ended March 31, 2007

	Investment Management Operations				All Other Operations				Total U.S. GAAP Reported Income
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company
Revenues:
Management fees	$30,995	$—	$(30,184)	$811	$—	$—	$—	$—	$811
Incentive allocations	68,774	—	(68,774)	—	—	—	—	—	—
Net gain from investment activities	26,384	364,509	(26,384)	364,509	—	—	—	79,334	443,843
Interest, dividends and other income	120	38,947	—	39,067	222	1,329	2,107	27,602	70,327
Other income, net	—	—	—	—	489	63	3,805	1,505	5,862
Other segment revenues	—	—	—	—	208,886	27,347	196,638	—	432,871
	126,273	403,456	(125,342)	404,387	209,597	28,739	202,550	108,441	953,714
Costs and expenses	14,349	9,828	—	24,177	195,690	23,308	233,349	7,679	484,203
Interest expense	—	3,214	—	3,214	41	1,687	463	25,316	30,721
Income (loss) from continuing operations before income taxes and non-controlling interests	111,924	390,414	(125,342)	376,996	13,866	3,744	(31,262)	75,446	438,790
Income tax (expense) benefit	(749)	—	—	(749)	(180)	237	(163)	(810)	(1,665)
Non-controlling interests in (income) loss	—	(265,072)	—	(265,072)	—	—	11,049	(202)	(254,225)
Income (loss) from continuing operations	$111,175	$125,342	$(125,342)	$111,175	$13,686	$3,981	$(20,376)	$74,434	$182,900

17. Income Taxes

We recorded the following income tax expense attributable to continuing operations for the periods indicated as follows (in $000s):

	Three Months Ended March 31,
	2008	2007
Current	$9,571	$1,374
Deferred	873	291
	$10,444	$1,665

We recorded income tax provisions of $10.4 million and $1.7 million on pre-tax loss of $14.7 million and pre-tax income of $438.8 million for the three months ended March 31, 2008 and 2007, respectively. Our effective income tax rate was (71.1)% and 0.4% for the respective periods. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No.109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

17. Income Taxes  – (continued)

As of the date of adoption, our unrecognized tax benefits totaled $5.0 million, all of which, if recognized, would affect the annual effective tax rate. During the three months ended March 31, 2008, the amount of unrecognized tax benefits increased by $0.1 million.

We recognize interest accrued related to uncertain tax positions in interest expense. Penalties are recognized as a component of income tax expense. The amount of accrued interest and penalties on uncertain tax positions was $0.9 million and $0.8 million as of March 31, 2008 and December 31, 2007, respectively.

We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and non-U.S. income tax examinations for fiscal years prior to 2003.

18. Commitments and Contingencies

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

Delaware Proceedings

On October 3, 2007, the Court of Chancery of the State of Delaware in and for New Castle County, or the Chancery Court, issued a Limited Status Quo Order (“the Order”) in Beal Bank, S.S.B., et al. v. WestPoint International, Inc. et al., in connection with the complaint filed on January 19, 2007, as amended, by Beal Bank, S.S.B. and certain creditors of WestPoint Stevens, Inc. collectively, the Plaintiffs. The Order required that WPI and subsidiaries seek a further court order, obtain consent or give notice before engaging in certain actions. On October 15, 2007, the Chancery Court issued a Modified Limited Status Quo Order (the “Modified Order”), modifying certain provisions of the prior order to permit WPI and its subsidiaries to conduct

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

18. Commitments and Contingencies  – (continued)

ordinary course of business activities without further notice, consent, or order, including (i) ordinary course of business sales and purchases provided any particular transaction does not exceed $20,000,000 and (ii) transfers of excess inventory, unused equipment and/or unused real property to an unrelated third party provided the sale price for any particular real property transaction does not exceed $30,000,000.

Plaintiffs have requested permission to amend their complaint to assert additional claims against WPI, its directors and certain affiliates, which would allege breach of fiduciary duty and conversion based on an alleged failure to register WPI securities with the SEC. WPI and other defendants have submitted papers in opposition to the motion to amend.

WPI and other defendants have made a motion for summary judgment on all claims (except a claim relating to procedures for sale of collateral), and plaintiffs have made a motion for summary judgment on two claims (a claim relating to the registration of securities and a claim relating to procedures for sale of collateral).

We continue to vigorously defend against all claims asserted in the federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI and its subsidiaries or the business prospects of WPI and its subsidiaries.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of March 31, 2008 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through March 31, 2008. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI, and if so, our consolidated financial statements could be materially different than those presented for all periods presented.

Lear Corporation

Icahn Enterprises and certain of its affiliates, among others, were named as defendants in various actions filed in connection with Icahn Enterprises’ proposed merger with Lear Corporation (“Lear”). The Lear shareholders rejected the merger, and the merger agreement has been terminated. The remaining action is an action captioned “Fourth Amended Consolidated Shareholder Derivative Complaint” that has been filed in the court of Chancery of the State of Delaware against Icahn Enterprises and certain of its affiliates, among others (the “Fourth Amended Complaint”). The Fourth Amended Complaint challenges the amended merger agreement by alleging breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment and waste. Motions to dismiss the Fourth Amended Complaint are currently pending. We continue to vigorously defend the claims asserted in the Fourth Amended Complaint and believe that we have valid defenses, but cannot predict the outcome at this stage of the litigation.

National Energy Group, Inc.

NEGI was informed that on February 1, 2008 a purported stockholder derivative and class action lawsuit styled Andrew T. Berger v. Icahn Enterprises LP, et al. (Case No. 3522-VCS) was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, Icahn Enterprises and various individuals, including one of our current directors, as additional defendants. We indirectly beneficially own 50.1% of NEGI’s outstanding common stock. The complaint alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s previously announced November 21, 2006 sale to NEG Oil & Gas LLC, or NEG Oil & Gas, of NEGI’s former unconsolidated non-controlling 50% limited liability company interest in NEG Holding LLC, or NEG Holding, as a result of the exercise by NEG Oil & Gas of its contractual redemption option under the operating agreement governing NEG Holding.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

18. Commitments and Contingencies  – (continued)

Since the redemption of NEGI’s former interest in NEG Holding, NEGI has had no business operations and its principal assets consist of its cash and short-term investment balances, which currently aggregate approximately $47.8 million. As a result, on November 12, 2007, NEGI’s board of directors concluded that the liquidation and dissolution of NEGI ( the “Dissolution”), and the distribution of NEGI’s assets (the “Distribution”), in connection therewith was in the best interests of the NEGI stockholders when compared to other alternatives. A special meeting of NEGI’s shareholders was scheduled for February 7, 2008 for all shareholders of record on December 27, 2007, to consider and vote on the Dissolution and the Distribution. As a result of the filing of the complaint, NEGI adjourned the special meeting to March 14, 2008 to permit the shareholders of NEGI to evaluate the lawsuit.

On March 14, 2008, the shareholders voted to approve the Dissolution. NEGI filed a Form 15 with the SEC on March 26, 2008 deregistering its securities under the `34 Act. As a result, NEGI’s status as a public company will be terminated. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

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

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24.5 million and $24.3 million at March 31, 2008, and December 31, 2007, respectively.

PSC Metals has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, PSC Metals has estimated its liability to remediate these sites to be immaterial at March 31, 2008 and December 31, 2007. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

18. Commitments and Contingencies  – (continued)

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

19. Subsequent Events

Investment Management Operations

Subsequent to March 31, 2008, through the date of this report, the Onshore Fund received $6.6 million in subscriptions from Onshore Fund fee-paying limited partners, of which $2.1 million was received prior to April 1, 2008 and is reflected as a liability in the consolidated balance sheets.

Subsequent to March 31, 2008 through the date of this report, Offshore Master Fund I received $28.5 million in subscriptions from Offshore Master Fund I fee-paying limited partners, of which $1.5 million was received prior to April 1, 2008 and is reflected as a liability in the consolidated balance sheets.

In addition there were withdrawals of $0.2 million from the Private Funds by affiliated parties. Withdrawals made by investors in the Private Funds on or prior to March 31, 2008 that were not distributed to investors by March 31, 2008 are also reflected as a liability in the consolidated balance sheet.

On April 7, 2008, pursuant to an agreement among Motorola, Inc. (“Motorola”), Onshore Fund, Offshore Master Fund I and the other parties thereto, Motorola agreed to appoint Keith A. Meister, our principal executive officer, to its board of directors, and to include Mr. Meister and William R. Hambrecht on management’s slate for the election of directors at Motorola’s annual shareholder meeting. On May 5, 2008, Messrs. Meister and Hambrecht were elected to Motorola’s board of directors. As of May 7, 2008, the Investment Management operations own 6.1% of Motorola. Pursuant to SFAS No. 159, the Investment Management operations elected to apply the fair value option to its investment in Motorola starting in the second quarter of fiscal 2008 as this investment would have been otherwise subject to the equity method.

Sale of Philip

On May 2, 2008, our board of directors approved Philip’s repurchase of our interest in Philip for a purchase price of $15.4 million. The transaction is expected to close in the next several weeks. We indirectly own a 4.4% interest in Philip and Mr. Icahn indirectly owns the remaining 95.6% interest in Philip. In fiscal 2007, we acquired all of the issued and outstanding capital stock of PSC Metals from Philip.

The transaction was approved by a special committee of independent members of our board of directors. The special committee was advised by its own legal counsel and independent financial adviser with respect to the transaction. The special committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid to us.

Declaration of Distribution on Depositary Units

On May 2, 2008, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2008. The distribution will be paid on June 3, 2008 to depositary unitholders of record at the close of business on May 22, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

(1)	Overview
•	Introduction
•	Gaming Divestiture
(2)	Results of Operations
•	Overview
•	Other Significant Events
•	Consolidated Financial Results of Continuing Operations
•	Investment Management Operations
•	All Other Operations
•	Metals
•	Real Estate
•	Home Fashion
•	Holding Company
•	All Other Operations-Interest, other income and interest expense
•	Income Taxes
•	Discontinued Operations
(3)	Liquidity and Capital Resources
•	Consolidated Liquidity and Capital Resources
•	Cash Flows
•	Borrowings
•	Contractual Commitments
•	Off-Balance Arrangements
•	Segment Liquidity and Capital Resources
•	Investment Management Operations
•	All Other Operations
•	Metals
•	Real Estate
•	Home Fashion
•	Distributions
(4)	Critical Accounting Policies and Estimates
•	Investment Management Operations
•	All Other Operations
(5)	Recently Issued Accounting Pronouncements
(6)	Forward-Looking Statements
(7)	Certain Trends and Uncertainties

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2008, affiliates of Mr. Icahn owned 64,288,061 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.2% and 86.5% of our outstanding depositary units and preferred units, respectively.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Detailed information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 16, “Segment Reporting,” of our consolidated financial statements.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis.

Because of the nature of our business, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant. The results of our Real Estate and Home Fashion segments are seasonal.

Gaming Divestiture

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC, or ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of approximately $476.0 million, after taxes (subject to resolution of post-closing adjustments). The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

In connection with the closing, we repaid all of ACEP’s outstanding 7.85% Senior Secured Notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP repaid in full all amounts outstanding, and terminated all commitments, under its credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.

We elected to deposit approximately $1.156 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code, or the Code. Such proceeds were deposited into the escrow accounts pending the fulfillment of Section 1031 exchange requirements. There are no assurances that we will fulfill our Section 1031 exchange obligations using the entire amount of proceeds placed into escrow.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended March 31, 2008, or the first quarter of fiscal 2008, compared to the three months ended March 31, 2007, or the first quarter of fiscal 2007, are as follows:

•	Consummated the sale of ACEP for $1.2 billion, realizing a gain of approximately $476.0 million, after taxes;
•	Increased revenues from the Metals segment of $93.9 million resulting from an increase in the average selling price of ferrous scrap, an increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made subsequent to the first quarter of fiscal 2007;
•	Reduced revenues from the Investment Management segment of $390.3 million due to reduced investment profits from the Private Funds (as defined below); and
•	Reduced net gains from investment activities of All Other Operations of $77.2 million resulting from lower realized gains recorded on our investment portfolio.

Other Significant Events

Declaration of Distribution on Depositary Units

On May 2, 2008, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2008. The distribution will be paid on June 3, 2008 to depositary unitholders of record at the close of business on May 22, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

See Note 19, “Subsequent Events,” of the consolidated financial statements for additional information regarding other significant events.

Consolidated Financial Results of Continuing Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Total revenues in the first quarter of fiscal 2008 decreased by approximately $476.8 million, or 50%, to $476.9 million as compared to the first quarter of fiscal 2007. The decrease is primarily due to decreased Investment Management segment revenues of approximately $390.3 million as a result of reduced investment profits. Results were also negatively affected by decreased Home Fashion segment revenues of approximately $82.8 million as a result of a weaker home textile retail environment and competition from other manufacturers. In addition, net gain from non-asset management investment activities and interest, dividends and other income decreased by $77.2 million and $9.2 million resulting from lower realized gains recorded on the investment portfolio and lower yields on cash balances, respectively. Real Estate segment revenues decreased by approximately $5.4 million primarily attributable to decrease in property development sales activity due to the general slowdown in residential and vacation home sales. Offsetting these decreases in revenues were an increase in Metals segment revenues of approximately $93.9 million, attributable to an increase in average selling price of ferrous scrap, an increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made subsequent to the first quarter of fiscal 2007.

Total expenses for the first quarter of fiscal 2008 decreased by approximately $23.4 million, or 4.5%, as compared to the first quarter of fiscal 2007. Contributing to this decrease was a decrease in our Home Fashion segment expenses of approximately $95.6 million primarily due to lower cost of sales and lower selling, general and administrative expenses. Additionally, there was a decrease in Investment Management expenses of $12.3 million primarily due to lower compensation expense as a result of the decline in the Investment Management segment performance in the first quarter of fiscal 2008. The overall decrease in expenses was offset by an increase in the Metals segment expenses of $80.5 million, primarily due to higher cost of sales from the increased volume of shipped ferrous production.

Income from continuing operations decreased by approximately $202.2 million, or 110.6%, for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, primarily due to a decline in income from our Investment Management and Real Estate segments and the Holding Company. Earnings from the Investment Management segment decreased by $114.6 million, as a result of a decline in performance of the Private Funds in the first quarter of fiscal 2008. Holding Company earnings decreased by $93.4 million, primarily due to lower realized gains recorded on investment portfolio and lower yields on cash balances compared to the first quarter of fiscal 2007. Additionally, Real Estate segment earnings decreased by $0.9 million, primarily due to decreased property development sales activity due to the general slowdown in residential and vacation home sales. Offsetting the decline in income was an increase in earnings of the Metals segment by $2.3 million and reduced losses in our Home Fashion segment of $4.4 million. The increase in earnings of the Metals segment was primarily due to improved gross margins, increased sales volume and the inclusion of financial results of acquisitions made subsequent to the first quarter of fiscal 2007. The reduction in the Home Fashion segment losses was primarily due to lower selling, general and administrative expenses coupled with improved gross margins.

Investment Management Operations

Overview

On August 8, 2007, we acquired the general partnership interests in Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP and, together with the Onshore GP, being referred to herein as the General Partners, acting as general partners of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below) and Icahn Capital Management L.P., or New Icahn Management, a Delaware limited partnership. Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund LP, or Offshore Master Fund I; (ii) Icahn Partners Master Fund II L.P., or Offshore Master Fund II, and (iii) Icahn Partners Master Fund III L.P., or Offshore Master Fund III. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The Offshore GP also acts as general partner of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds and, together with the Investment Funds, are referred to herein as the Private Funds.

Revenues

Through December 31, 2007, the Investment Management segment derived revenues from three sources: (1) management fees; (2) incentive allocations and (3) gains and losses from our principal investments in the Private Funds. Effective January 1, 2008, the Investment Management segment derives its income from (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our principal investments in the Private Funds.

Prior to January 1, 2008, the management agreements between New Icahn Management and the Private Funds provided for the management fees to be paid by each of the Feeder Funds and the Onshore Fund to New Icahn Management at the beginning of each quarter generally in an amount equal to 0.625% (2.5% annualized) of the net asset value of each Investor’s (defined below) investment in the Feeder Fund or Onshore Fund, as applicable, and were recognized quarterly.

Effective January 1, 2008, the management agreements were terminated resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees thereunder. In addition, the limited partnership agreements of the Investment Funds, or the Investment Fund LPAs, were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the

Private Funds the administrative and back office services that were formerly provided by New Icahn Management (referred to herein as the Services) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations (as further discussed below) from the Investment Funds. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital L.P., or Icahn Capital.

Effective January 1, 2008, the Investment Fund LPAs provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (excluding certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an Investor). This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return thereon) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the entire Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be eliminated and the General Partner will never receive it.

The General Partners waived the special profits interest allocations effective January 1, 2008 (and for periods prior to January 1, 2008, New Icahn Management waived management fees) and incentive allocations for Icahn Enterprises’ investments in the Private Funds and Mr. Icahn’s direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any shareholder that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

All of the special profits interest allocations (earned by the General Partners effective January 1, 2008), substantially all of the management fees (earned by Icahn Management and New Icahn Management prior to January 1, 2008) from certain consolidated entities and all of the incentive allocations earned by the General Partners from the Onshore Fund and the Offshore Master Funds are eliminated in consolidation; however, the General Partners’ share of the net income (and prior to January 1, 2008, Icahn Management’s and New Icahn Management’s share of net income) from the Private Funds includes the amount of these eliminated fees and allocations.

Prior to January 1, 2008, our Investment Management results were driven by the combination of the Private Funds’ assets under management, or AUM, and the investment performance of the Private Funds. Effective January 1, 2008, our Investment Management results continue to be driven by the combination of the Private Funds’ AUM and the investment performance of the Private Funds, except, as discussed above, that special profits interest allocations are only earned to extent that there are sufficient net profits generated from the Private Funds to cover such allocations. Prior to January 1, 2008, as AUM increased, management fee revenues generally increased in tandem because New Icahn Management charged management fees based on the net asset value of fee-paying capital in the Private Funds, generally at the beginning of each quarter. Effective January 1, 2008, the General Partners receive special profits interest allocations which are calculated based on the net asset value of fee-paying capital in the Private Funds, generally at the beginning of each quarter, and allocated to the General Partners generally at the end of each year only to the extent that there are sufficient net profits generated from the Private Funds to cover such allocations. Incentive allocations are determined based on the aggregate amount of net profits earned by the Investment Funds (after the special profits interest allocation is made). Incentive allocations are determined by the investment performance of the

Private Funds, which is a principal determinant of the long-term success of the Investment Management operations because it enables AUM to increase through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors.

Incentive allocations are generally 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods.

The General Partners and their affiliates may also earn income through their principal investments in the Investment Funds. Icahn Enterprises Holdings may earn income through its investment in the Investment Funds. In both cases the income may consist of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

AUM and Fund Performance

The table below reflects changes to AUM for the first quarter of fiscal 2008 and fiscal 2007. The end of period balances represent total AUM, including accrued special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, deferred management fees) and incentive allocations and our own investments in the Private Funds as well as investments of other affiliated parties who have not been charged special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations for the periods presented (in $000s).

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$7,510,670	$4,019,993
Net in-flows	377,879	934,306
Appreciation	6,372	383,136
Balance, end of period	$7,894,921	$5,337,435
Fee-paying AUM	$5,421,666	$4,039,645

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the Three Months Ended March 31,
	2008	2007
Private Funds	0.1%	9.0%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance for the first quarter of fiscal 2008 was 0.1%. BEA Systems, a core position, was a positive contributor to performance due to the announcement that Oracle will acquire it. Defensively positioned, the Private Funds’ short exposure in equity and credit produced gains due to the negative U.S. equity markets and the widening of credit spreads. Those gains were offset by the Private Funds’ largest position, Motorola Inc, or Motorola, and other long positions which declined in value during the first quarter of fiscal 2008.

The Private Funds’ aggregate gross performance of 9.0% for the first quarter of fiscal 2007 was driven by two core positions, Temple Inland and Lear Corporation, which accounted for over 58% of profits in the prior period. Motorola, the Private Funds’ largest position, was a negative contributor to performance. Short exposure, of which the energy hedge was the largest component, had a negative impact on performance but helped mitigate volatility. Overall, the energy sector was profitable for the first quarter of fiscal 2007.

Equity positions in BEA Systems, Motorola, Temple Inland and Lear Corporation have been previously disclosed in other SEC filings.

Since inception in November 2004, the Private Funds’ gross returns are 92.8%, representing an annualized rate of return of 21.1% through March 31, 2008, which is indicative of a typical investor who has invested since inception of the Private Funds. These returns have been the result of bottom-up security selection, largely driven by our core activist equity positions. Past performance is not necessarily indicative of future results.

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, all special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, substantially all of the management fees) and incentive allocations in the Private Funds are eliminated in consolidation. These eliminations had no impact on our net income, however, as our allocated share of the net income from the Private Funds includes the amount of these eliminated fees and allocations.

The tables below provide a reconciliation of the unconsolidated revenues and expenses of our interest in the General Partners and Icahn Capital (and, for periods prior to January 1, 2008, our interest in the General Partners and New Icahn Management) to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of our interest in the General Partners and Icahn Capital (and, for periods prior to January 1, 2008, our interest in the General Partners and New Icahn Management) without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of special profits interest allocations, effective January 1, 2008 (and, prior to January 1, 2008, management fees), incentive allocations and returns on investments in the Private Funds that is attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the first quarter of fiscal 2008 and fiscal 2007 is as follows ($000s):

For the Three Months Ended March 31, 2008

	Investment Management Operations
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Special profits interest allocations	$5,046		$—	$(5,046)	$—
Incentive allocations	477		—	(477)	—
Net loss from investment activities	(558	)(1)	(26,063)	558	(26,063)
Interest, dividends and other income	149		39,972	—	40,121
	5,114		13,909	(4,965)	14,058
Costs and expenses	8,006		6,233	—	14,239
Interest expense	—		858	—	858
(Loss) income from continuing operations before income taxes and non-controlling interests	(2,892)		6,818	(4,965)	(1,039)
Income tax expense	(487)		—	—	(487)
Non-controlling interests in (income) loss	—		(671)	(1,182)	(1,853)
(Loss) income from continuing operations	$(3,379)		$6,147	$(6,147)	$(3,379)

(1)	The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no management fees or incentive allocations are applicable. The net loss from investment activities of $0.6 million attributable to the interests of Icahn Enterprises in the General Partners in the first quarter of fiscal 2008 consists of two components. The first reflects a net gain of $0.6 million relating to the increase in the General Partners’ investment in the Private Funds as a result of earned incentive allocations and the return on the General Partners’ investment. The second component, which is eliminated in our consolidated financial statements, includes a net investment loss in the first quarter of fiscal 2008 of $1.2 million on the original aggregate $700 million invested in the Private Funds by the Holding Company.

For the Three Months Ended March 31, 2007

	Investment Management Operations
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Management fees	$30,995	$—	$(30,184)	$811
Incentive allocations	68,774	—	(68,774)	—
Net gain from investment activities	26,384	364,509	(26,384)	364,509
Interest, dividends and other income	120	38,947	—	39,067
	126,273	403,456	(125,342)	404,387
Costs and expenses	14,349	9,828	—	24,177
Interest expense	—	3,214	—	3,214
Income (loss) from continuing operations before income taxes and non-controlling interests	111,924	390,414	(125,342)	376,996
Income tax expense	(749)	—	—	(749)
Non-controlling interests in (income) loss	—	(265,072)	—	(265,072)
Income (loss) from continuing operations	$111,175	$125,342	$(125,342)	$111,175

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

For the first quarter of fiscal 2008, the Target Special Profits Interest Amount was $32.4 million, of which a special profits interest allocation of $5.0 million has been accrued (due to profits in the Offshore Funds for the three months ended March 31, 2008). The balance of $27.4 million will be carried forward and will be accrued to the extent that there are sufficient net profits in the Investment Funds to cover such amounts. There was no special profits interest allocations in the first quarter of fiscal 2007 because special profits interest allocations started effective January 1, 2008.

There were no management fees in the first quarter of fiscal 2008 as these fees were terminated on January 1, 2008. Management fees were $31.0 million for the first quarter of fiscal 2007.

Incentive allocations decreased by $68.3 million, or 99.3%, to $0.5 million for the first quarter of fiscal 2008, compared to $68.8 million in the first quarter of fiscal 2007. This decrease relates to the decline in performance of the Private Funds during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions).

The net loss from investment activities of $0.6 million earned by the interests of Icahn Enterprises in the General Partners in the first quarter of fiscal 2008 consists of two components. The first reflects a net gain of $0.6 million relating to the increase in the General Partners’ investment in the Private Funds as a result of earned incentive allocations and the return on the General Partners’ investment. This compares with $26.4 million in the first quarter of fiscal 2007. The second component includes a net investment loss in the first quarter of fiscal 2008 of $1.2 million on the original aggregate $700 million invested in the Private Funds by the Holding Company. The Holding Company made three equal investments in September, October and November 2007 aggregating to the $700 million.

Net realized and unrealized losses of the Private Funds on investment activities were $26.1 million for the first quarter of fiscal 2008, compared to a gain of $364.5 million for the first quarter of fiscal 2007. This decrease relates to the decline in performance of the Private Funds during the first quarter of fiscal 2008 relating to the economic and market factors discussed above.

Interest, dividends and other income increased by $1.0 million, or 2.7%, to $40.1 million for the first quarter of fiscal 2008, compared to $39.1 million for the first quarter of fiscal 2007. The increase was primarily attributable to increases in AUM and the amounts earned on interest-paying investments.

The General Partners’ costs and expenses decreased by $6.3 million, or 44.2%, to $8.0 million for the first quarter of fiscal 2008, compared to $14.3 million for the first quarter of fiscal 2007. This decrease is primarily due to a decrease in compensation awards relating to special profits interest allocations in the first quarter of fiscal 2008 (and prior to January 1, 2008, management fees) and earned incentive allocations and the return thereon.

Private Funds’ costs and expenses decreased by $5.9 million, or 45.6%, to $7.1 million for the first quarter of fiscal 2008, compared to $13.0 million for the first quarter of fiscal 2007. This decrease is primarily attributable to decreases in interest expense relating to securities sold, not yet purchased and a decrease in other investment expenses.

Non-controlling interests in income was $1.9 million for the first quarter of fiscal 2008, as compared to $265.1 million for the first quarter of fiscal 2007. This decrease was due to the decline in performance of the Private Funds during the first quarter of fiscal 2008 as discussed above.

All Other Operations

Metals

Our Metals segment is conducted through our indirect wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the first quarter of fiscal 2008 and fiscal 2007 are as follows (in 000s):

	Three Months Ended March 31,
	2008	2007
Net sales	$302,835	$208,886
Cost of sales	269,655	190,801
Gross profit	33,180	18,085
Selling, general and administrative expenses	6,546	4,889
Income from continuing operations before interest, income taxes and non-controlling interests in income	$26,634	$13,196
Ferrous tons sold	549	429
Non-ferrous pounds sold	34,016	25,861

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net sales for the first quarter of fiscal 2008 increased by $93.9 million, or 45%, to $302.8 million as compared to $208.9 million for the first quarter of fiscal 2007. This increase was primarily driven by a $79.1 million improvement in ferrous revenues. Ferrous average pricing was approximately $82 per gross ton higher and ferrous shipments were 120,300 gross tons higher than the first quarter of fiscal 2007. Ferrous pricing reached historically high levels in the current quarter, with shredded material prices quoted at $400 per gross ton in the March American Metals Market Scrap Composites Index. The increased prices are being driven by strong world-wide demand for recycled metals. Scrap yards acquired subsequent to the first quarter of fiscal 2007 contributed $43.7 million of the overall sales increase, including $32.2 million and 87,700 gross tons of the ferrous revenue and volume increases.

Gross profit for the first quarter of fiscal 2008 increased by $15.1 million, or 83.5%, to $33.2 million compared to the first quarter of fiscal 2007. As a percentage of net sales, cost of sales was 89.0% and 91.3% for the first quarter of fiscal 2008 and fiscal 2007, respectively. The increase in gross profit and lower cost of sales percentage are primarily due to increasing selling prices in the first quarter of fiscal 2008 that exceeded the increased cost of scrap supply.

Selling, general and administrative expenses increased approximately $1.7 million, or 33.9%, to $6.5 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase is primarily due to additional headcount and employee-related costs of $0.6 million and professional fees of $0.6 million.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and associated resort activities associated with property development. The three related operating lines of our real estate segment are all individually immaterial and have been aggregated for purposes of reporting our operating results below.

The following table summarizes the key operating data for real estate activities for the first quarter of fiscal 2008 and fiscal 2007 (in $000s):

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental real estate	$3,230	$3,142
Property development	12,169	18,145
Resort operations	6,570	6,060
Total revenues	21,969	27,347
Expenses:
Rental real estate	1,323	1,302
Property development	10,920	15,612
Resort operations	6,882	6,394
Total expenses	19,125	23,308
Income from continuing operations before interest, income taxes and non-controlling interests in income	$2,844	$4,039

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenues decreased by $5.3 million, or 19.7%, to $22.0 million in the first quarter of fiscal 2008 from $27.3 million in the first quarter of fiscal 2007. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales. In the first quarter of fiscal 2008, we sold 11 residential units for approximately $12.2 million at an average price of $1.1 million with a profit margin of 10.3%. In the first quarter of fiscal 2007, we sold 37 residential units for approximately $18.1 million at an average price of $0.49 million with a profit margin of 14%.

Total expenses decreased by $4.2 million, or 18.0%, to $19.1 million in the first quarter of fiscal 2008 from $23.3 million in first quarter of fiscal 2007. The decrease was primarily due to a decrease in property development sales activity.

Based on current residential sales conditions, coupled with the pending completion of our Westchester, NY properties and the depressed Florida real estate market, we expect property development sales and profits to decline in fiscal 2008 from levels achieved in fiscal 2007. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved, and credit market conditions continue to have a negative impact on commercial real estate valuations.

Certain properties are reclassified as discontinued operations when subject to a contract or letter of intent and are excluded from income from continuing operations.

Home Fashion

Historically, WPI has been adversely affected by a variety of unfavorable conditions, including the following items that continue to have an impact on its operating results:

•	adverse competitive conditions for U.S. manufacturing facilities compared to manufacturing facilities located outside of the United States;

•	growth of low-priced imports from Asia and Latin America resulting from lifting of import quotas;
•	fewer and more powerful retailers of consumer goods over time; and
•	a difficult retail market in the United States for home textiles.

During the first quarter of fiscal 2008, WPI’s performance continued to be affected by the weak retail environment, but its gross earnings improved resulting from both lower costs of production from shifting a significant portion of its manufacturing base overseas and lower factory underutilization charges as the result of United States plant closures in fiscal 2007.

Summarized statements of operations for the first quarter of fiscal 2008 and fiscal 2007 included in the consolidated statements of operations is as follows (in $000s):

	Three Months Ended March 31,
	2008	2007
Net sales	$113,856	$196,638
Cost of sales	104,906	196,980
Gross earnings	8,950	(342)
Expenses:
Selling, general and administrative expenses	26,221	32,058
Restructuring charges	6,648	4,311
Total expenses	32,869	36,369
Loss from continuing operations before interest, income taxes and non-controlling interests in loss	$(23,919)	$(36,711)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The first quarter of fiscal 2008 continued to reflect lower sales due to the weak home textile retail environment and competition from other manufacturers, but reflected improvements in both gross earnings and operating earnings as a result of shifting manufacturing capacity from the United States to lower cost countries and lowering selling, general and administrative expenditures. Net sales were $113.9 million, a decrease of 42.1% compared to $196.6 million in the first quarter of fiscal 2007. The decrease, which affected all lines of business, was primarily attributable to the continued weak retail sales environment in the United States for home textile products. Bed products net sales for the first quarter of fiscal 2008 were $73.3 million, a decrease of $51.2 million from $124.5 million in the first quarter of fiscal 2007 and bath products net sales were $40.6 million, a decrease of $30.7 million compared to $71.3 million in the first quarter of fiscal 2007. There were no other net sales for the first quarter of fiscal 2008 compared to $0.8 million in the first quarter of fiscal 2007.

Total depreciation expense for the first quarter of fiscal 2008 was $2.7 million, of which $1.8 million was included in cost of sales and $0.9 million was included in selling, general and administrative expenses. Total depreciation expense for the first quarter of fiscal 2007 was $4.7 million, of which $3.7 million was included in cost of sales and $1.0 million was included in selling, general and administrative expenses. The reduction in depreciation expense was primarily due to plant closures during fiscal 2007.

Gross earnings for the first quarter of fiscal 2008 were $9.0 million, or 7.9% of net sales, compared with $(0.3) million, or (0.2)% of net sales, for the first quarter of fiscal 2007. Gross earnings improved as a result of shifting manufacturing capacity from the United States to lower cost countries and closing numerous plants in the United States during fiscal 2007. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for the first quarter of fiscal 2008 were $26.2 million as compared to $32.1 million for the first quarter of fiscal 2007, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI is continuing to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Total expenses for the first quarter of fiscal 2008 include $6.6 million of restructuring charges (of which $1.5 million related to severance costs and $5.1 million related to continuing costs of closed plants and transition expenses). Total expenses for the first quarter of fiscal 2007 included $4.3 million of restructuring charges (of which $1.3 million related to severance costs and $3.0 million related to continuing costs of closed plants).

WPI continues its restructuring efforts and, accordingly, expects that restructuring charges (particularly with respect to the carrying costs of closed facilities until such time as these locations are sold) and operating losses will continue to be incurred throughout fiscal 2008. If WPI’s restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

WPI’s business continues to be significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Certain U.S. retailers continue to report comparable store sales that were either negative or below their stated expectations. Many of these retailers are customers of WPI. The initial indications are that fiscal 2008 will continue to be a challenging year for these same retailers. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserve for reasonably estimated situations, should this arise.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net gain from investment activities decreased by $77.1 million, or 97.3%, to $2.2 million in the first quarter of fiscal 2008 as compared to $79.3 million in the first quarter of fiscal 2007. The decrease was primarily due to lower realized gains recorded on the investment portfolio in the first quarter of fiscal 2008.

Expenses, excluding interest expense, decreased by $0.3 million, or 3.6%, to $7.4 million for the first quarter of fiscal 2008 as compared to $7.7 million for the first quarter of fiscal 2007.

All Other Operations — Interest, Other Income and Interest Expense

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Interest, dividends and other income decreased by $9.3 million, or 29.6%, to $22.0 million in the first quarter of fiscal 2008 as compared to $31.3 million in the first quarter of fiscal 2007. This decrease was primarily due to lower yields on cash balances in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Interest expense increased by $8.5 million, or 30.7%, to $36.0 million in the first quarter of fiscal 2008 as compared to $27.5 million in the first quarter of fiscal 2007. This increase is primarily due to interest incurred on the $600 million of variable rate notes issued in April 2007.

Non-controlling interests in income for the first quarter of fiscal 2008 decreased by $3.2 million, or 29.3%, compared to the first quarter of fiscal 2007, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Income Taxes

For the first quarter of fiscal 2008, we recorded an income tax provision of $10.4 million on pre-tax loss of $14.7 million. For the first quarter of fiscal 2007, we recorded an income tax provision of $1.7 million on pre-tax income of $438.8 million. Our effective income tax rate was (71.1)% and 0.4% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Discontinued Operations

American Casino & Entertainment Properties LLC

On February 20, 2008, we consummated the sale of our subsidiary, ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of approximately $476.0 million, after taxes (subject to resolution of post-closing adjustments). The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

In connection with the closing, we repaid all of ACEP’s outstanding 7.85% senior secured notes due 2012, which were tendered pursuant to ACEP’s previously announced tender offer and consent solicitation. In addition, ACEP repaid in full all amounts outstanding, and terminated all commitments, under its credit facility with Bear Stearns Corporate Lending Inc., as administrative agent, and the other lenders thereunder.

We elected to deposit approximately $1.156 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Code. Such proceeds were deposited into the escrow accounts pending the fulfillment of Section 1031 exchange requirements. There are no assurances that we will fulfill our Section 1031 exchange obligations using the entire amount of proceeds placed into escrow.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract or letter of intent. The operations of such properties are classified as discontinued operations. Upon entry into a contract or letter of intent to sell a property, the operating results and cash flows associated with the property are reclassified to discontinued operations and historical financial statements are reclassified to conform to the current classification.

In the first quarter of fiscal 2008, we sold 3 rental properties for $11.8 million for a net gain of $5.7 million compared to 1 property sold for $4.4 million for a net gain of $3.9 million in the first quarter of fiscal 2007.

Home Fashion – Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, in fiscal 2007 WPI accrued approximately $8.1 million of expense relating to the estimated liability for termination of the leases relating to its retail outlet stores facilities. As of March 31, 2008 and December 31, 2007, the accrued lease termination liability balance was approximately $3.8 million and $7.1 million, respectively, which is included in liabilities of discontinued operations in our consolidated balance sheets.

Results of Discontinued Operations

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. (“SFAS No. 144”). For further discussion, see Note 3, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements.

Summarized financial information for discontinued operations for the three months ended March 31, 2008 and 2007 is set forth below (in $000s):

	Three Months Ended March 31,
	2008	2007
Revenues:
Gaming(1)	$59,619	$112,888
Real Estate	1,153	1,778
Home Fashion – retail stores	—	13,966
Total revenues	$60,772	$128,632
Income (loss) from discontinued operations:
Gaming	$13,430	$23,227
Real Estate	1,100	1,325
Home Fashion – retail stores	(167)	(2,304)
Total income from discontinued operations before income taxes, interest and other income	14,363	22,248
Interest expense	(2,823)	(5,710)
Interest and other income	322	19,061
Income from discontinued operations before income taxes and non-controlling interests in income of	11,862	35,599
Income tax expense	(3,878)	(9,194)
	7,984	26,405
Non-controlling interest in loss (income)	54	(1,050)
Gain on sales of discontinued operations, net of income tax expense	481,626	13,185
Income from discontinued operations	$489,664	$38,540

(1)	Gaming segment results for the three months ended March 31, 2008 are through February 20, 2008, the date of the ACEP sale.

Interest and other income for the three months ended March 31, 2007 includes approximately $8.5 million relating to a real estate tax refund received by Atlantic Coast Entertainment Holdings, Inc. and approximately $10.1 million representing the net gain on settlement of litigation relating to GB Holdings Inc.

The gain on sales of discontinued operations for the three months ended March 31, 2008 includes approximately $476.0 million, net of income taxes of approximately $257.8 million, recorded on the sale of ACEP on February 20, 2008. The gain on sales of discontinued operations for the three months ended March, 31 2007 includes approximately $3.9 million of gain on sales of real estate assets and $9.3 million relating to a working capital adjustment to the gain recorded on the sale of the Oil and Gas business in November 2006.

Liquidity and Capital Resources

Consolidated Liquidity and Capital Resources

As of March 31, 2008, the Holding Company had cash and cash equivalents of $1.6 billion, investments of $421.8 million and total debt of $1.9 billion. The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of March 31, 2008, the total value of this investment is approximately $683.1 million, with an unrealized loss of $1.2 million for the first quarter of fiscal 2008. These amounts are eliminated in our consolidated financial statements. In addition, we also have the ability to draw down on our credit facility. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150.0 million. As of March 31, 2008 there were no borrowings under the facility. See “Borrowings” below for additional information concerning credit facilities for our subsidiaries.

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

Cash Flows

Operating Activities

Net cash used in operating activities for the first quarter of fiscal 2008 was $181.3 million compared to $1.1 billion in the first quarter of fiscal 2007 primarily attributable to the activity of our Investment Management operations. Net cash used in continuing operations from our Investment Management operations was $168.7 million for the first quarter of fiscal 2008 compared to $1.1 billion for the first quarter of fiscal 2007 due to the changes in operating assets and liabilities of $258.6 million, offset by investment activities which provided approximately $91.4 million of net cash from continuing operations. The decrease in cash used in continuing operations over the comparable periods is primarily due to the change in the balance of due from brokers, which increased by $155.5 million in the first quarter of fiscal 2008 compared to $1.1 billion in the first quarter of fiscal 2007. Net cash used in continuing operations from All Other Operations was approximately $9.7 million for the first quarter of fiscal 2008 compared to $49.6 million in the first quarter of fiscal 2007 and was primarily due to changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities for the first quarter of fiscal 2008 was $84.0 million compared to net cash used in investing activities of $44.5 million in the first quarter of fiscal 2007. Net cash used in investing activities from continuing operations was approximately $1.1 billion in the first quarter of fiscal 2008 and was primarily due to the increase in restricted cash relating to 1031 exchange transactions generated from the sale of ACEP. Net cash provided by investing activities from discontinued operations was approximately $1.2 billion resulting from the proceeds from the sale of ACEP of approximately $1.2 billion.

Financing Activities

Net cash used in financing activities for the first quarter of fiscal 2008 was $109.0 million compared to net cash provided by financing activities of $1.6 billion in the first quarter of fiscal 2007. Capital contributions by non-controlling interests of the Investment Management operations in the first quarter of fiscal 2008 was $368.4 million compared to $903.3 million in the first quarter of fiscal 2007. Additionally, the change in cash flow over the comparable periods is due to the net proceeds of $492.1 million from the issuance of senior notes in the first quarter of fiscal 2007. Additionally, we repaid the $255.0 million balance of credit facilities relating to ACEP in the first quarter of fiscal 2008.

We are continuing to pursue the purchase of businesses and assets, including businesses and assets that may not generate positive cash flow, are difficult to finance or may require additional capital, such as properties for development, non-performing loans, securities of companies that are undergoing or that may undergo restructuring and companies that are in need of capital. All of these activities require us to maintain a strong capital base and liquidity.

Borrowings

Debt consists of the following (in $000s):

	March 31, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$600,000	$600,000
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	973,714	973,387
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	351,650	351,570
Senior secured 7.85% notes due 2012 – ACEP	—	215,000
Borrowings under credit facility – ACEP	—	40,000
Mortgages payable	102,647	104,030
Other	8,420	14,796
Total debt	2,036,431	2,298,783
Less debt related to assets held for sale	(12,692)	(270,209)
	$2,023,739	$2,028,574

See Note 11, “Debt,” of our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2008, we are in compliance with all debt covenants.

On February 20, 2008, AEP, our wholly owned indirect subsidiary, sold all of the issued and outstanding membership interests of ACEP. The sale of ACEP included the Stratosphere and three other Nevada gaming operations, which comprised our remaining gaming operations. As a result, we no longer have the senior secured 7.85% notes or borrowings under credit facilities — ACEP as summarized in the above table.

Contractual Commitments

Except for the repayment of ACEP’s senior secured 7.85% notes due 2012 and borrowings under ACEP’s credit facility upon the sale of ACEP which was consummated on February 20, 2008, there were no material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet as compared to those reported in our Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 17, 2008.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, please see Note 7, “Financial Instruments, Off-Balance Sheet Risk, Concentrations of Credit Risk and Guarantees,” in our consolidated financial statements.

Segment Liquidity and Capital Resources

Investment Management Operations

The growth in the AUM of the Private Funds for the first quarter of fiscal 2008 resulted primarily from capital from new investors. Prior to January 1, 2008, as management fees were earned and received by Icahn Management (and for the period from August 8, 2007 through December 31, 2007, New Icahn Management) generally at beginning of each quarter, such growth directly impacted our cash flows. As discussed above, effective January 1, 2008, the management fees were terminated and the General Partners are eligible to receive special profits interest allocations which, to the extent that they are earned, will generally be paid annually.

For periods prior to January 1, 2008, management fees generated by the Investment Management operations had been sufficient to cover operating expenses as they were earned and paid quarterly. Effective January 1, 2008, the management fees were terminated and the Investment Management operations may receive special profits interest allocations. Special profits interest allocations are paid annually to the extent that there are sufficient net profits of the Private Funds to cover such amounts. In the event that there are not sufficient net profits of the Private Funds to cover the entire Targeted Special Profits Interest Amount in any given year, the Investment Management operations may require intercompany loans from the Holding Company to fund its operations. As of March 31, 2008, we believe that the Investment Management operations had sufficient liquidity to cover their operating expenses over the next twelve months. However, should there be a shortfall in cash, the Holding Company will make intercompany loans to the Investment Management to fund their operations.

Historically, the Private Funds have not utilized significant amounts of leverage. As of March 31, 2008, for example, the ratio of the notional exposure of our invested capital to net asset value of the Private Funds was approximately 1.06 to 1.00 on the long side and 0.97 to 1.00 on the short side. Due to the low leverage, we believe that the Private Funds may have access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Net cash used in operating activities is largely comprised of purchases of securities and sales proceeds from securities transactions. Purchases of securities during the first quarter of fiscal 2008 were approximately $1.9 billion compared to $1.5 billion for the first quarter of fiscal 2007 while proceeds from sales of securities were approximately $1.5 billion and $1.7 billion for the first quarter of fiscal 2008 and fiscal 2007, respectively. Net cash used in operating activities was $168.7 million and $1.1 billion for the first quarter of fiscal 2008 and fiscal 2007, respectively, due to the changes in operating assets and liabilities of $258.6 million, offset by investment activities which provided approximately $91.4 million of net cash from continuing operations. The decrease in cash used in continuing operations over the comparable periods is primarily due to the change in the balance of due from brokers, which increased by $155.5 million in the first quarter of fiscal 2008 compared to $1.1 billion in the first quarter of fiscal 2007.

There were no cash flows attributable to investing activities during any of the relevant periods, as investments-related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows.

Cash inflows from investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions to and distributions from non-controlling interests in consolidated affiliated partnerships. Net cash provided by financing activities was $152.0 million and $1.1 billion for the first quarter of fiscal 2008 and fiscal 2007, respectively. The decrease in the first quarter of fiscal 2008 was due to decreased capital contributions from investors in the Private Funds of $0.5 billion compared to the first quarter of fiscal 2007.

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

As of March 31, 2008, PSC Metals had cash and cash equivalents of approximately $44.2 million.

Net cash generated from operating activities totaled $25.3 million for the first quarter of fiscal 2008 and was primarily related to $16.0 million of net income and a $2.6 million decrease in working capital. The working capital improvement is due to the following factors: a favorable inventory decrease of $19.1 million related to higher sales levels and new strategic purchasing policies implemented during the first quarter of fiscal 2008, an unfavorable accounts receivable increase of $32.3 million related to increased sales activity, a favorable accounts payable increase of $15.1 million primarily related to taxes payable and favorable other asset changes of $0.7 million. Additionally, there were favorable non-cash adjustments to net income of $6.7 million and was primarily from depreciation and deferred tax expense.

Net cash used in investing activities for the first quarter of fiscal 2008 included capital spending of $14.4 million, which included the acquisition of Slippery Rock Towing and Salvage and $1.6 million for the purchases of common stock. Capital expenditures for the remainder of fiscal 2008 are expected to total approximately $38 million for its existing facilities, which PSC Metals anticipates will include a new shredder, and ongoing growth and maintenance capital for its yard operating facilities.

Net cash provided by financing activities was $15.4 million resulting from the net proceeds of an intercompany loan from Icahn Enterprises in the first quarter of fiscal 2008. The total borrowings are expected to be repaid during the second quarter of fiscal 2008 ending June 30, 2008.

PSC Metals is currently under negotiations to enter into a $100 million asset-based borrowing agreement. PSC Metals believes that increased cash flows from operations together with funds available under the proposed credit facility, or from Icahn Enterprises in the event it does not secure an acceptable borrowing agreement, will be sufficient to fund working capital requirements, acquisitions and anticipated dividend requirements over the next 12 months. PSC Metals also believes that the timing and size of future capital requirements, consistent with PSC Metals’ strategy, are subject to change. PSC Metals’ management anticipates that capital spending will increase over the next three to five years, as PSC Metals vertically integrates into feeder yards, mobile car crushing and transportation, continues to upgrade its processing equipment and continues to invest in the latest technologies for recovery of non-ferrous material within its shredded product.

Real Estate

Our Real Estate segment generates cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

At March 31, 2008, we had cash and cash equivalents of $180.6 million compared to $172.2 million at December 31, 2007.

In the first quarter of fiscal 2008, cash provided by operating activities from continuing operations was $10.2 million primarily from income from continuing operations of $3.0 million, non-cash charges of $1.3 million and a decrease in property development inventory of $2.0 million. Cash used in investing activities of $1.3 million was for capital expenditures. Cash used in financing activities was $1.4 million from payments of mortgage debt.

We sold three rental properties for $11.8 million which proceeds were restricted at March 31, 2008 pending a potential Section 1031 tax-free exchange which was not consummated. The restricted funds were subsequently released to us in April 2008.

We expect operating cash flows to be positive across all real estate segments for the remainder of fiscal 2008. In fiscal 2008, property development construction expenditures are expected to be approximately $30 million which we will fund from unit sales and if proceeds are insufficient from available cash reserves. We have a $20 million mortgage due in September of 2008, which we expect to refinance.

Home Fashion

For the first quarter of fiscal 2008, our Home Fashion segment had a positive operating cash flow from continuing operations of $1.6 million as compared to a negative operating cash flow of $23.2 million for the first quarter of fiscal 2007. Such positive cash flow was principally due to lower losses and reductions in working capital. However, as discussed above, WPI expects that its operating losses and restructuring charges will continue to be incurred through the end of fiscal 2008.

At March 31, 2008, WPI had approximately $134.8 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of March 31, 2008, but there were outstanding letters of credit of $12.9 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $73.5 million at March 31, 2008.

Capital expenditures by WPI were $2.7 million and $12.4 million for the first quarter of fiscal 2008 and fiscal 2007, respectively. Capital expenditures for fiscal 2008 are expected to total between $12.0 and $15.0 million.

The senior secured revolving credit agreement contains various covenants including, among others, restrictions on indebtedness, investments, redemption payments, distributions, acquisition of stock, securities or assets of any other entity and capital expenditures. However, WestPoint Home is not precluded from effecting any of these, if excess availability, as defined after giving effect to any such debt issuance, investment, redemption, distribution or other transition or payment restricted by covenant, meets a minimum threshold.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $208.3 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital, capital spending and scheduled payments on the notes payable through the next twelve months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products in fiscal 2008. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, the financing may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

On April 1, 2008, we paid a distribution of $0.25 per unit, aggregating $17.6 million, to depositary unitholders of record at the close of business on March 18, 2008.

On May 2, 2008, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2008. The distribution will be paid on June 3, 2008 to depositary unitholders of record at the close of business on May 22, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

The payment of future distributions will be determined by the board of directors quarterly. There can be no assurances as to whether or in what amounts any future distributions might be paid.

Preferred Units

Pursuant to the terms of the preferred units, on March 28, 2008, we distributed 595,181 preferred units to holders of record of our preferred units at the close of business on March 14, 2008.

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

Investment Management Operations

Consolidation

The consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised, in addition to those entities in which Icahn Enterprises has a controlling general partner interest or in which it is the primary beneficiary of a variable interest entity. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-05”), FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), and SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries — An Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18, and ARB No. 43 Chapter 12 (“SFAS No. 94”), with respect to our investments in partnerships and limited liability companies. All intercompany balances and transactions are eliminated.

Our consolidated financial statements also include the General Partners and Icahn Capital (and New Icahn Management for periods prior to January 1, 2008) and certain consolidated Private Funds during the periods presented. The General Partners and Icahn Capital (and New Icahn Management for periods prior to January 1, 2008) consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity pursuant to SFAS No. 94, (ii) they have a controlling general partner interest pursuant to EITF No. 04-05 or (iii) they are the primary beneficiary of a variable interest entity pursuant to FIN 46R. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

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

Revenue Recognition on Special Profits Interest Allocations and Incentive Allocations

The General Partners generate income from amounts earned pursuant to contractual arrangements with the Private Funds.

Prior to January 1, 2008, such amounts typically included an annual management fee of 2.5% of the net asset value before a performance-based incentive allocation of 25% of capital appreciation (both realized and unrealized) earned by the Private Funds subject to a “high water mark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances. The General Partners (and New Icahn Management prior to January 1, 2008) and their affiliates may also earn income through their principal investments in the Private Funds. Effective January 1, 2008, the management fees were eliminated and the General Partners are eligible to receive special profits interest allocations as discussed below.

Effective January 1, 2008, the Investment Fund LPAs provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, (i) in the case of the Onshore Fund, each limited partner in the Onshore Fund and, (ii) in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that were not charged management fees including affiliates of Mr. Icahn) (in each case, an “Investor”). This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the “Target Special Profits Interest Amount”) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year.

Each Target Special Profits Interest Amount will be deemed contributed to a separate hypothetical capital account (that is not subject to an incentive allocation or a special profits interest allocation) in the applicable Investment Fund and any gains or losses that would have been allocated on such amounts will be credited or debited, as applicable, to such hypothetical capital account. The special profits interest allocation attributable to an Investor will be deemed to be made from (and thereby debited from) such hypothetical capital account and, accordingly, the aggregate amount of any special profits interest allocation attributable to such Investor will also depend upon the investment returns of the Investment Fund in which such hypothetical capital account is maintained.

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocations for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be eliminated and the General Partner will never receive it.

The General Partners’ special profits interest allocations and incentive allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“EITF Topic D-96”), and are allocated to the General Partners at the end of Private Funds’ fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Private Funds’ fiscal year.

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

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of long-lived assets, mortgages and notes receivable; (3) costs to complete for land, housing and condominium developments; (4) deferred tax assets; (5) environmental liabilities; and (6) fair value of derivatives. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

SFAS No. 141(R). In December 2007, FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. We are currently evaluating the impact that SFAS No. 141(R) will have on our consolidated financial statements.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

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

Certain Trends and Uncertainties

We have in the past and may in the future make forward-looking statements. Certain of the statements contained in this document involve risks and uncertainties. Our future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2007 that we filed with the SEC on March 17, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and equity prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2007 that we filed with the SEC on March 17, 2008 for disclosures relating to interest rates and our equity prices. As of March 31, 2008, there have been no material changes in the market risks in these two categories.

Item 4. Controls and Procedures

As of March 31, 2008, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the ’34 Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

Delaware Proceedings

On October 3, 2007, the Court of Chancery of the State of Delaware in and for New Castle County, or the Chancery Court, issued a Limited Status Quo Order (“the Order”) in Beal Bank, S.S.B., et al. v. WestPoint International, Inc. et al., in connection with the complaint filed on January 19, 2007, as amended, by Beal Bank, S.S.B. and certain creditors of WestPoint Stevens, Inc., collectively, the Plaintiffs. The Order required that WPI and subsidiaries seek a further court order, obtain consent or give notice before engaging in certain actions. On October 15, 2007, the Chancery Court issued a Modified Limited Status Quo Order, or the Modified Order, modifying certain provisions of the prior order to permit WPI and its subsidiaries to conduct ordinary course of business activities without further notice, consent, or order, including (i) ordinary course of business sales and purchases provided any particular transaction does not exceed $20,000,000 and (ii) transfers of excess inventory, unused equipment and/or unused real property to an unrelated third party provided the sale price for any particular real property transaction does not exceed $30,000,000.

Plaintiffs have requested permission to amend their complaint to assert additional claims against WPI, its directors and certain affiliates, which would allege breach of fiduciary duty and conversion based on an alleged failure to register WPI securities with the SEC. WPI and other defendants have submitted papers in opposition to the motion to amend.

WPI and other defendants have made a motion for summary judgment on all claims (except a claim relating to procedures for sale of collateral), and plaintiffs have made a motion for summary judgment on two claims (a claim relating to the registration of securities and a claim relating to procedures for sale of collateral).

We continue to vigorously defend against all claims asserted in the federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI and its subsidiaries or the business prospects of WPI and its subsidiaries.

Lear Corporation

Icahn Enterprises and certain of its affiliates, among others, were named as defendants in various actions filed in connection with Icahn Enterprises’ proposed merger with Lear Corporation (“Lear”). The Lear shareholders rejected the merger and the merger agreement has been terminated. The remaining action is an action captioned “Fourth Amended Consolidated Shareholder Derivative Complaint” that has been filed in the court of Chancery of the State of Delaware against Icahn Enterprises and certain of its affiliates, among others (the “Fourth Amended Complaint”). The Fourth Amended Complaint challenges the amended merger agreement by alleging breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment and waste. Motions to dismiss the Fourth Amended Complaint are currently pending. We continue to vigorously defend the claims asserted in the Fourth Amended Complaint and believe that we have valid defenses, but cannot predict the outcome at this stage of the litigation.

National Energy Group, Inc.

National Energy Group, Inc, or NEGI, was informed that on February 1, 2008 a purported stockholder derivative and class action lawsuit styled Andrew T. Berger v. Icahn Enterprises LP, et al. (Case No. 3522-VCS) was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, Icahn Enterprises and various individuals, including one of our current directors, as additional defendants. We indirectly beneficially own 50.1% of NEGI’s outstanding common stock. The complaint alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s previously announced November 21, 2006 sale to NEG Oil & Gas LLC, or NEG Oil & Gas, of NEGI’s former unconsolidated non-controlling 50% limited liability company interest in NEG Holding LLC, or NEG Holding, as a result of the exercise by NEG Oil & Gas of its contractual redemption option under the operating agreement governing NEG Holding.

Since the redemption of NEGI’s former interest in NEG Holding, NEGI has had no business operations and its principal assets consist of its cash and short-term investment balances, which currently aggregate approximately $47.8 million. As a result, on November 12, 2007, NEGI’s board of directors concluded that the liquidation and dissolution of NEGI, or the Dissolution, and the distribution of NEGI’s assets, or the Distribution, in connection therewith was in the best interests of the NEGI stockholders when compared to other alternatives. A special meeting of NEGI’s shareholders was scheduled for February 7, 2008 for all shareholders of record on December 27, 2007, to consider and vote on the Dissolution and the Distribution. As a result of the filing of the complaint, NEGI adjourned the special meeting to March 14, 2008 to permit the shareholders of NEGI to evaluate the lawsuit.

On March 14, 2008, the shareholders voted to approve the Dissolution. NEGI filed a Form 15 with the SEC on March 26, 2008 deregistering its securities under the ’34 Act. As a result, NEGI’s status as a public company will be terminated. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, the lawsuit is in its early stages and we cannot predict the outcome of the litigation on us or on our interest in NEGI.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, have not materially changed.

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

Date: May 12, 2008

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