Form 10-Q
period 2008-06-30
ICAHN ENTERPRISES L.P.
filed 2008-08-11
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 8, 2008, there were 70,489,510 depositary units and 12,502,254 preferred units outstanding.

ICAHN ENTERPRISES L.P.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In $000s, except unit amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Investment Management Operations:
Cash and cash equivalents	$11,649	$26,027
Cash held at consolidated affiliated partnerships and restricted cash	2,102,613	1,104,748
Securities owned, at fair value	6,433,524	5,920,209
Unrealized gains on derivative contracts, at fair value	79,522	110,181
Due from brokers	716,849	847,891
Other assets	26,958	40,831
	9,371,115	8,049,887
All Other Operations:
Cash and cash equivalents	2,074,985	2,086,805
Restricted cash	1,182,604	41,681
Investments	279,088	512,560
Unrealized gains on derivative contracts, at fair value	1,324	2,621
Inventories, net	245,635	266,223
Trade, notes and other receivables, net	248,092	178,990
Assets of discontinued operations held for sale	15,113	632,277
Property, plant and equipment, net	520,423	533,127
Goodwill and intangible assets	41,151	39,579
Other assets	101,365	89,896
	4,709,780	4,383,759
Total Assets	$14,080,895	$12,433,646
LIABILITIES AND PARTNERS’ EQUITY
Investment Management Operations:
Accounts payable, accrued expenses and other liabilities	$238,064	$116,990
Deferred management fee payable to related party	130,266	143,972
Due to broker	847,256	—
Subscriptions received in advance	4,250	144,838
Payable for purchases of securities	6,600	46,055
Securities sold, not yet purchased, at fair value	1,114,828	206,128
Unrealized losses on derivative contracts, at fair value	157,425	15,726
	2,498,689	673,709
All Other Operations:
Accounts payable, accrued expenses and other liabilities	203,372	193,611
Accrued income taxes	237,888	8,641
Unrealized losses on derivative contracts, at fair value	8,631	3,462
Accrued environmental costs	24,614	24,296
Liabilities of discontinued operations held for sale	3,749	317,345
Debt	2,035,376	2,041,453
Preferred limited partnership units	126,589	123,538
	2,640,219	2,712,346
Total Liabilities	5,138,908	3,386,055
Commitments and contingencies (Note 18)
Non-controlling interests:
Investment Management Operations	6,179,469	6,594,014
All Other Operations	123,283	140,549
Partners’ equity:
Limited partners:
Depositary units; 92,400,000 authorized; issued 71,626,710 at June 30, 2008 and December 31, 2007; outstanding 70,489,510 at June 30, 2008 and December 31, 2007	3,400,581	3,056,598
General partner	(749,425)	(731,649)
Treasury units at cost: 1,137,200 depositary units	(11,921)	(11,921)
Partners’ equity	2,639,235	2,313,028
Total Liabilities and Partners’ Equity	$14,080,895	$12,433,646

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, except per unit amounts)

	Three Months Ended June 30,
	2008	2007
	(unaudited)
Revenues:
Investment Management Operations:
Interest, dividends and other income	$62,982	$42,857
Net (loss) gain from investment activities	(772,533)	323,366
Management fees, related parties	—	2,565
	(709,551)	368,788
All Other Operations:
Metals	434,106	214,493
Real Estate	24,329	25,948
Home Fashion	96,018	151,111
Interest and other income	16,731	41,383
Net loss from investment activities	(9,455)	(17,843)
Other income (expense), net	(1,868)	(780)
	559,861	414,312
Total revenues	(149,690)	783,100
Expenses:
Investment Management Operations	6,494	35,090
All Other Operations:
Metals	371,090	209,441
Real Estate	21,415	24,421
Home Fashion	120,119	202,638
Holding Company	7,602	3,860
Interest expense	36,103	35,515
	556,329	475,875
Total expenses	562,823	510,965
(Loss) income from continuing operations before income taxes and non-controlling interests in (income) loss	(712,513)	272,135
Income tax expense	(22,290)	(2,190)
Non-controlling interests in (income) loss:
Investment Management Operations	630,012	(246,446)
All Other Operations	7,872	20,116
	637,884	(226,330)
(Loss) income from continuing operations	(96,919)	43,615
Discontinued operations:
Income from discontinued operations, net of income taxes	189	19,254
Non-controlling interests in (income) loss	(4)	519
(Loss) gain on dispositions, net of income taxes	(2,109)	841
(Loss) income from discontinued operations	(1,924)	20,614
Net (loss) earnings	$(98,843)	$64,229
Net (loss) earnings attributable to:
Limited partners	$(96,876)	$(25,010)
General partner	(1,967)	89,239
	$(98,843)	$64,229
Net (loss) earnings per LP unit:
Basic and diluted earnings (loss):
Loss from continuing operations	$(1.35)	$(0.73)
(Loss) income from discontinued operations	(0.02)	0.33
Basic and diluted loss per LP unit	$(1.37)	$(0.40)
Weighted average LP units outstanding	70,490	61,857
Cash dividends declared per LP unit	$0.25	$0.15

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, except per unit amounts)

	Six Months Ended June 30,
	2008	2007
	(unaudited)
Revenues:
Investment Management Operations:
Interest, dividends and other income	$103,103	$81,924
Net (loss) gain from investment activities	(798,596)	687,875
Management fees, related parties	—	3,376
	(695,493)	773,175
All Other Operations:
Metals	736,941	423,379
Real Estate	46,914	53,992
Home Fashion	209,874	347,749
Interest and other income	38,747	72,643
Net (loss) gain from investment activities	(7,284)	61,491
Other income (expense), net	(1,893)	5,082
	1,023,299	964,336
Total revenues	327,806	1,737,511
Expenses:
Investment Management Operations	21,591	62,481
All Other Operations:
Metals	647,291	405,131
Real Estate	40,481	47,731
Home Fashion	257,894	435,987
Holding Company	15,003	11,539
Interest expense	72,321	63,292
	1,032,990	963,680
Total expenses	1,054,581	1,026,161
(Loss) income from continuing operations before income taxes and non-controlling interests in (income) loss	(726,775)	711,350
Income tax expense	(32,725)	(3,855)
Non-controlling interests in (income) loss:
Investment Management Operations	628,159	(511,518)
All Other Operations	15,537	30,963
	643,696	(480,555)
(Loss) income from continuing operations	(115,804)	226,940
Discontinued operations:
Income from discontinued operations, net of income taxes	7,745	45,234
Non-controlling interests in loss (income)	50	(531)
Gain on dispositions, net of income taxes	479,517	14,026
Income from discontinued operations	487,312	58,729
Net earnings	$371,508	$285,669
Net earnings (loss) attributable to:
Limited partners	$388,383	$69,646
General partner	(16,875)	216,023
	$371,508	$285,669
Net (loss) earnings per LP unit:
Basic and diluted earnings (loss):
(Loss) income from continuing operations	$(1.61)	$0.20
Income from discontinued operations	7.12	0.93
Basic and diluted earnings per LP unit	$5.51	$1.13
Weighted average LP units outstanding	70,490	61,857
Cash dividends declared per LP unit	$0.50	$0.25

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2008
(Unaudited) (In 000s)

	General Partner’s Equity (Deficit)		Limited Partner’s Equity Depositary Units	Held in Treasury		Total Partners’ Equity
				Amounts	Units
Balance, December 31, 2007	$(731,649)		$3,056,598	$(11,921)	1,137	$2,313,028
Comprehensive (loss) income:
Net (loss) earnings	(16,875	)(1)	388,383	—	—	371,508
Net unrealized losses on available-for-sale securities	(197)		(9,711)	—	—	(9,908)
Translation adjustments	(18)		(916)	—	—	(934)
Comprehensive (loss) income	(17,090)		377,756	—	—	360,666
Partnership distributions	(715)		(35,245)	—	—	(35,960)
Change in subsidiary equity and other	29		1,472	—	—	1,501
Balance, June 30, 2008	$(749,425)		$3,400,581	$(11,921)	1,137	$2,639,235

Accumulated Other Comprehensive Loss at June 30, 2008 was $2,300.

(1)	Includes a charge of $24,761 relating to the sale of ACEP.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited) (In $000s)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) earnings:
Investment Management Operations	$(89,197)	$197,572
All Other Operations	(26,607)	29,368
Income from discontinued operations	487,312	58,729
Net earnings	$371,508	$285,669
Earnings (loss) from continuing operations:
Investment Management Operations	$(89,197)	$197,572
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Non-controlling interests in (loss) income	(628,159)	511,518
Deferred income tax expense	—	1,320
Investment losses (gains)	957,347	(649,630)
Purchases of securities	(4,280,037)	(4,346,548)
Proceeds from sales of securities	2,780,528	2,940,457
Purchases to cover securities sold, not yet purchased	(179,490)	(1,061,959)
Proceeds from securities sold, not yet purchased	1,117,037	519,087
Net premiums received on derivative contracts	122,722	—
Changes in operating assets and liabilities:
Cash held at consolidated affiliated partnerships and restricted cash	(997,865)	21,886
Due from brokers	131,042	(50,957)
Other assets	159	6,895
Payable for purchases of securities	(39,455)	50,471
Unrealized gains on derivative contracts, at fair value, net	49,636	49,992
Due to broker	847,256	—
Accounts payable, accrued expenses and other liabilities	(5,895)	3,976
Net cash used in continuing operations	(214,371)	(1,805,920)
All Other Operations	(26,607)	29,368
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	18,359	20,020
Investment losses (gains)	22,683	(61,491)
Preferred LP unit interest expense	3,051	2,906
Non-controlling interests in loss	(15,537)	(30,963)
Deferred income tax expense	(3,246)	(1,266)
Impairment loss on long-lived assets	580	17,653
Net cash provided by (used in) activities on trading securities	7,894	(5,202)
Other, net	4,507	7,499
Changes in operating assets and liabilities:
Trade, notes and other receivables, net	(68,987)	(4,101)
Other assets	(4,227)	2,742
Inventories, net	21,644	(22,765)
Accounts payable, accrued expenses and other liabilities	16,445	7,654
Net cash used in continuing operations	(23,441)	(37,946)
Net cash used in continuing operations	(237,812)	(1,843,866)
Income from discontinued operations	487,312	58,729
Depreciation and amortization	5	9,044
Net gain from sales of businesses and properties	(479,517)	(22,294)
Other, net	(14,611)	7,048
Net cash (used in) provided by discontinued operations	(6,811)	52,527
Net cash used in operating activities	(244,623)	(1,791,339)

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Six Months Ended June 30, 2008 and 2007
(Unaudited) (In $000s)

	Six Months Ended June 30,
	2008	2007
Cash flows from investing activities:
All Other Operations:
Capital expenditures	(25,043)	(35,350)
Purchases of marketable equity and debt securities	(1,612)	(74,412)
Proceeds from sales of marketable equity and debt securities	208,251	326,786
Net change in restricted cash relating to Section 1031 exchange transactions	(1,150,630)	—
Net proceeds from the sales and disposition of long-lived assets	20,710	15,060
Acquisitions of businesses, net of cash acquired	(5,709)	(6,930)
Net cash (used in) provided by investing activities from continuing operations	(954,033)	225,154
Discontinued operations:
Capital expenditures	(5,265)	(15,238)
Net proceeds from the sales and disposition of assets	1,222,232	4,359
Net change in restricted cash relating to sales and disposition of assets	646	58,172
Other, net	(15,376)	(47,283)
Net cash provided by investing activities from discontinued operations	1,202,237	10
Net cash provided by investing activities	248,204	225,164
Cash flows from financing activities:
Investment Management Operations:
Capital subscriptions received in advance	4,250	252,173
Capital distributions to non-controlling interests	(221,038)	(30,083)
Capital contributions by non-controlling interests	416,781	1,591,193
Net cash provided by financing activities from continuing operations	199,993	1,813,283
All Other Operations:
Partners’ equity:
Partnership distributions	(35,960)	(15,778)
Dividends paid to minority holders of subsidiary	—	(18,529)
Proceeds from issuance of senior notes payable	—	492,130
Proceeds from variable rate notes	—	600,000
Proceeds from other borrowings	283	27,204
Repayments of credit facilities	—	(27,393)
Repayments of other borrowings	(7,306)	(2,571)
Debt issuance cost	—	(275)
Net cash (used in) provided by financing activities from continuing operations	(42,983)	1,054,788
Net cash provided by financing activities from continuing operations	157,010	2,868,071
Net cash used in financing activities from discontinued operations	(254,915)	(245)
Net cash (used in) provided by financing activities	(97,905)	2,867,826
Effect of exchange rate changes on cash	(934)	2,086
Net (decrease) increase in cash and cash equivalents*	(95,258)	1,303,737
Net change in cash of assets held for sale	69,060	(29,086)
Cash and cash equivalents, beginning of period	2,112,832	1,884,477
Cash and cash equivalents, end of period	$2,086,634	$3,159,128
*Net (decrease) increase in cash and cash equivalents consists of the following:
Investment Management Operations	$(14,378)	$7,363
All Other Operations	(1,021,391)	1,244,082
Discontinued operations	(940,511)	52,292
	$(95,258)	$1,303,737
Supplemental information:
Cash payments for interest	$77,307	$66,998
Cash payments for income taxes, net of refunds	$37,569	$15,944
Net realized losses on securities available for sale	$(9,908)	$(2,943)
Redemptions payable to non-controlling interests	$214,722	$5,417

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of June 30, 2008, affiliates of Mr. Icahn owned 64,288,061 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.2% and 86.5% of our outstanding depositary units and preferred units, respectively.

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
June 30, 2008

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

Discontinued Operations

Gaming Divestiture

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC (“ACEP”), for $1.2 billion to an affiliate of Whitehall Street Real Estate Fund, realizing a gain of approximately $473.9 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit approximately $1.156 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Code. These funds are classified as restricted cash. Such proceeds were deposited into the escrow accounts pending the fulfillment of Section 1031 exchange requirements. There are no assurances that we will fulfill our Section 1031 exchange obligations using the proceeds placed into escrow.

Other

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. These operations met the criteria for discontinued operations during the third quarter of the fiscal year ended December 31, 2007 (“fiscal 2007”). Therefore, the portion of the business related to the stores’ retail operations has been classified for all periods presented as discontinued operations.

Operating properties of our real estate segment are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations have changed during the three and six months ended June 30, 2008 and certain amounts in the consolidated statements of operations for the three and six months ended June 30, 2007 and consolidated cash flows for the six months ended June 30, 2007 have been reclassified to conform to the properties that have been classified as held for sale in the current periods.

New Accounting Policies

The Investment Management operations adopted Method 2 of Emerging Issues Task Force (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula (“EITF D-96”) related to a new special profits interest allocation agreement, effective January 1, 2008 as more fully described in Note 2, “Operating Units — Investment Management Operations.”

The Investment Management operations enter into various derivative contracts, such as credit default swaps, and have adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), as more fully described in Note 7, “Financial Instruments, Off-Balance-Sheet Risk, Concentrations of Credit Risk and Guarantees.”

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

1. Description of Business and Basis of Presentation  – (continued)

Recently Issued Accounting Pronouncements

SFAS No. 141(R).  In December 2007, the FASB issued Standard of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds (as defined below). As further discussed below, effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide certain administrative and back office services to the Private Funds (as defined below) that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The Offshore Fund consists of Icahn Fund Ltd. (and, together with Icahn Fund II Ltd. and Icahn Fund III Ltd. are collectively referred to herein as the “Offshore Funds”). As referred to herein, the “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP (“Offshore Master Fund I”); (ii) Icahn Partners Master Fund II L.P. (“Offshore Master Fund II”) and (iii) Icahn Partners Master Fund III L.P. (“Offshore Master Fund III”). The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.”

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

2. Operating Units  – (continued)

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

2. Operating Units  – (continued)

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

Summarized income statement information for our Investment Management operations for the three and six months ended June 30, 2008 and 2007 is as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Management fees from related parties	$—	$2,565	$—	$3,376
Consolidated affiliated partnerships:
Realized gains – securities	337,754	249,835	329,422	515,481
Unrealized (losses) gains – securities	(903,696)	142,354	(1,290,840)	134,438
Realized (losses) gains – derivative contracts	(235,708)	37,621	210,992	103,448
Unrealized gains (losses) – derivative contracts	29,117	(106,444)	(48,170)	(65,492)
Interest, dividends and other income	62,871	42,670	102,343	81,617
Other income	111	187	760	307
	(709,551)	368,788	(695,493)	773,175
Costs and expenses:
Compensation	5,238	12,375	11,168	24,596
Shareholder actions	1,087	2,616	1,447	3,106
General and administrative	3,993	1,043	5,709	2,681
Consolidated affiliated partnerships:
Interest expense	2,398	6,331	3,256	9,545
Dividend expense	4,332	53	5,519	591
Other investment expenses	574	10,787	4,164	18,062
Other expenses, net	(11,128)	1,885	(9,672)	3,900
	6,494	35,090	21,591	62,481
(Loss) income before taxes and non-controlling interests in income	(716,045)	333,698	(717,084)	710,694
Non-controlling interests in loss (income)	630,012	(246,446)	628,159	(511,518)
Income tax benefit (expense)	215	(855)	(272)	(1,604)
Net (loss) earnings	$(85,818)	$86,397	$(89,197)	$197,572

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

2. Operating Units  – (continued)

The table below reflects changes to the Private Funds’ AUM for the three and six months ended June 30, 2008 and 2007 (in $000s). Amounts presented are net of any special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) and any accrued incentive allocations and include deferred balances and amounts invested by us and certain other affiliated parties for which we are charged no special profits interest allocation effective January 1, 2008 (and prior to January 1, 2008, management fees) and pay no incentive allocations for the periods presented. Accordingly, the amounts presented below are not the amounts used to calculate the Target Special Profits Interest Amount effective January 1, 2008 (and prior to January 1, 2008, management fees) for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$7,894,921	$5,337,435	$7,510,670	$4,019,993
Net (out-flows) in-flows	(166,406)	679,901	211,473	1,614,207
(Depreciation) appreciation	(719,596)	338,654	(713,224)	721,790
Balance, end of period	$7,008,919	$6,355,990	$7,008,919	$6,355,990
Fee-paying AUM	$4,749,237	$4,804,594	$4,749,237	$4,804,594

The amount of any special profits interest allocations (and prior to January 1, 2008, management fees) and incentive allocations accrued before related eliminations for the periods stated is as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Special Profits Interest Allocations:
Investment Funds	$(5,046)	$—	$—	$—
Management Fees:
Consolidated Private Funds	$—	$32,284	$—	$62,468
Unconsolidated Private Funds	—	2,565	—	3,376
Total	$—	$34,849	$—	$65,844
Incentive Allocations:
Investment Funds	$(477)	$51,735	$—	$120,509

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

For the three and six months ended June 30, 2008, the Target Special Profits Interest Amount was $27.6 million and $60.0 million, respectively. There was a special profits interest allocation reversal of $5.0 million made for the three months ended June 30, 2008 due to losses in the Investment Funds. No accrual for special profits interest allocation was made for the six months ended June 30, 2008 due to losses in the Investment Funds. The Target Special Profits Interest Amount of $60.0 million will be carried forward and will be accrued to the extent that there are sufficient net profits in the Investment Funds to cover such amounts. There was no special profits interest allocation for the first three and six months ended June 30, 2007 because the special profits interest allocations started effective January 1, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

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

Summary balance sheet information for our Metals operations as of June 30, 2008 and December 31, 2007 included in the consolidated balance sheets is as follows (in $000s):

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$12,830	$20,215
Investments	7,311	7,299
Accounts receivable, net of allowance for doubtful accounts	172,155	77,281
Inventories, net	72,877	72,282
Property, plant and equipment, net	94,028	83,398
Other assets	62,176	62,196
Total assets	$421,377	$322,671
Accounts payable, accrued expenses and other liabilities	$75,510	$36,707
Debt and capital lease obligations	3,230	3,223
Accrued environmental costs	24,614	24,296
Total liabilities	$103,354	$64,226

Summarized income statement information for our Metals operations for the three and six months ended June 30, 2008 and 2007 included in the consolidated statements of operations is as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$434,106	$214,493	$736,941	$423,379
Expenses:
Cost of sales	362,763	204,014	632,558	394,772
Selling, general and administrative expenses	8,327	5,427	14,733	10,359
Total expenses	371,090	209,441	647,291	405,131
Income from continuing operations before interest, income taxes and non-controlling interests in income	$63,016	$5,052	$89,650	$18,248

For the six months ended June 30, 2008 and 2007, sales to PSC Metals’ top five customers amounted to approximately 42% and 33% of net sales, respectively. Two customers accounted for approximately 23% of PSC Metals’ net sales for the six months ended June 30, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

2. Operating Units  – (continued)

The following is a breakdown of depreciation expense for the three and six months ended June 30, 2008 and 2007 (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Depreciation expense included in cost of sales	$3,371	$3,011	$6,615	$5,092
Depreciation expense included in selling, general and administrative expenses	56	65	117	131
Total depreciation expense	$3,427	$3,076	$6,732	$5,223

c. Real Estate

Our Real Estate operations consist of rental real estate, property development and associated resort activities.

Rental Real Estate

As of June 30, 2008 and December 31, 2007, we owned 29 and 32 rental real estate properties, respectively. As of June 30, 2008, these primarily consisted of fee and leasehold interests in real estate in 13 states. Most of these properties are net-leased to single corporate tenants. Approximately 94% of these properties are currently net-leased, 3% are operating properties and 3% are vacant.

Property Development and Associated Resort Activities

Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 370 and 900 units of residential housing, respectively. Both developments operate golf and resort operations as well. We are also completing a residential community in Westchester County, New York.

Summarized income statement information for our continuing Real Estate operations for the three and six months ended June 30, 2008 and 2007 is as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental real estate	$3,873	$3,754	$7,800	$7,593
Property development	12,635	14,736	24,804	32,881
Resort operations	7,821	7,458	14,310	13,518
Total revenues	24,329	25,948	46,914	53,992
Expenses:
Rental real estate	1,533	1,286	2,859	2,590
Property development	12,177	15,073	23,097	30,685
Resort operations	7,705	8,062	14,525	14,456
Total expenses	21,415	24,421	40,481	47,731
Income from continuing operations before interest, income taxes and non-controlling interests in income	$2,914	$1,527	$6,433	$6,261

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

2. Operating Units  – (continued)

For each of the three and six months ended June 30, 2008, property development expenses include asset impairment charges of approximately $0.6 million primarily attributable to inventory units at our Grand Harbor, Florida division. For each of the three and six months ended June 30, 2007, property development expenses include asset impairment charges of approximately $1.8 million related to certain condominium land in our Oak Harbor, Florida subdivision.

The following is a consolidated summary of our Real Estate operating unit property and equipment as of June 30, 2008 and December 31, 2007 included in the consolidated balance sheets (in $000s):

	June 30, 2008	December 31, 2007
Rental properties	$111,711	$115,843
Property development	101,964	107,036
Resort properties	44,618	43,823
Total real estate	$258,293	$266,702

As of June 30, 2008 and December 31, 2007, $95.9 million and $80.0 million, respectively, of the net investment in financing leases and net real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.

d. Home Fashion

We conduct our Home Fashion operations through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including, among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks. During the fourth quarter of fiscal 2007, WPI sold the inventory at all of its 30 retail outlet stores and subsequently ceased operations of its retail stores. Therefore, the portion of the business related to the stores’ retail operations has been classified for all periods presented as discontinued operations.

The following is summary balance sheet information for our Home Fashion operations as of June 30, 2008 and December 31, 2007, as included in the consolidated balance sheets (in $000s):

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$128,770	$135,667
Restricted cash	139	1,827
Trade receivables, net	68,882	93,085
Inventories, net	172,758	193,941
Assets of discontinued operations held for sale	12,255	13,587
Property, plant and equipment, net	165,383	183,027
Investments	13,162	13,290
Other assets	28,488	31,375
Total assets	$589,837	$665,799
Accounts payable, accrued expenses and other liabilities	$68,509	$87,651
Debt	5,132	9,243
Liabilities of discontinued operations held for sale	3,749	8,616
Total liabilities	$77,390	$105,510
Non-controlling interests	$99,290	$116,496

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

2. Operating Units  – (continued)

Summarized income statement information for our Home Fashion operations for the three and six months ended June 30, 2008 and 2007 is as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$96,018	$151,111	$209,874	$347,749
Expenses:
Cost of sales	89,198	155,104	194,104	352,084
Selling, general and administrative expenses	23,902	27,152	50,123	59,210
Restructuring and impairment charges	7,019	20,382	13,667	24,693
Total expenses	120,119	202,638	257,894	435,987
Loss from continuing operations before interest, income taxes and non-controlling interests in loss	$(24,101)	$(51,527)	$(48,020)	$(88,238)

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. For the six months ended June 30, 2008 and 2007, sales to five customers amounted to approximately 45% and 47% of net sales, respectively. Two customers accounted for approximately 13% each of WPI’s net sales in the six months ended June 30, 2008 and one customer accounted for approximately 19% of WPI’s net sales in the six months ended June 30, 2007.

The following is a breakdown of depreciation expense for the three and six months ended June 30, 2008 and 2007 (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Depreciation expense included in cost of sales	$1,780	$3,512	$3,570	$7,222
Depreciation expense included in selling, general and administrative expenses	1,111	930	1,991	1,878
Total depreciation expenses	$2,891	$4,442	$5,561	$9,100

Total expenses for the three months ended June 30, 2008 included $1.5 million of non-cash impairment charges related to plants that have closed and $5.5 million of restructuring charges (of which $1.0 million related to severance costs and $4.5 million related to continuing costs of closed plants and transition expenses). Total expenses for the six months ended June 30, 2008 included $1.5 million of non-cash impairment charges related to plants that have closed and $12.1 million of restructuring charges (of which $2.5 million related to severance costs and $9.6 million related to continuing costs of closed plants and transition expenses). Total expenses for the three months ended June 30, 2007 included $15.4 million of fixed asset impairment charges and $5.0 million restructuring charges (of which approximately $1.4 million related to severance and $3.6 million related to continuing costs of closed plants and transition expenses). Total expenses for the six months ended June 30, 2007 included $15.4 million of fixed asset impairment charges and $9.3 million restructuring charges (of which approximately $1.8 million related to severance and $7.5 million related to continuing costs of closed plants and transition expenses).

To improve WPI’s competitive position, WPI management intends to continue to significantly reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

2. Operating Units  – (continued)

facilities. In the second quarter of fiscal 2008, WPI entered into an agreement with a third party to manage the majority of its U.S. warehousing and distribution operations which WPI is consolidating into its Wagram, NC facility. As of June 30, 2008, approximately $176.8 million of WPI’s assets are located outside of the United States, primarily in Bahrain.

Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs. The amount of accrued restructuring costs at December 31, 2007 was $0.8 million. During the six months ended June 30, 2008, WPI incurred additional restructuring costs of $12.1 million. WPI paid $11.8 million of restructuring charges during the six months ended June 30, 2008. As of June 30, 2008, the accrued liability balance was $1.1 million, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative impairment and restructuring charges from August 8, 2005 (acquisition date) through June 30, 2008 were $110.3 million.

WPI anticipates that restructuring charges will continue to be incurred throughout the fiscal year ending December 31, 2008 (“fiscal 2008”). WPI anticipates incurring restructuring costs and impairment charges in fiscal 2008 relating to the current restructuring plan of between $17.0 million and $20.0 million primarily related to the continuing costs of its closed facilities. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

3. Discontinued Operations and Assets Held for Sale

Results of Discontinued Operations and Assets and Liabilities Held for Sale

Gaming Operations

On February 20, 2008, we consummated the sale of our subsidiary, ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of approximately $473.9 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations. Therefore, the results of our Gaming operations are reflected as discontinued operations through February 20, 2008.

Home Fashion Operations — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI accrued in fiscal 2007 approximately $8.1 million of expense relating to the estimated liability for termination of the leases relating to its retail outlet stores facilities. As of June 30, 2008 and December 31, 2007, the accrued lease termination liability balance was approximately $3.5 million and $7.1 million, respectively, which is included in liabilities of discontinued operations in our consolidated balance sheets.

Real Estate Operations

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations changed during the three and six months ended June 30, 2008 and certain amounts in the consolidated statements of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 have been reclassified to conform to the properties that have been classified as held for sale in the current periods.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

3. Discontinued Operations and Assets Held for Sale  – (continued)

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

A summary of the results of operations for our discontinued operations for the three and six months ended June 30, 2008 and 2007 is as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gaming(1)	$—	$114,138	$59,619	$227,026
Real Estate	274	995	811	2,076
Home Fashion – retail stores	—	14,678	—	28,644
Total revenues	$274	$129,811	$60,430	$257,746
Income (loss) from discontinued operations:
Gaming	$—	$31,319	$13,430	$54,546
Real Estate	179	636	601	1,266
Home Fashion – retail stores	13	(1,475)	(154)	(3,779)
Total income from discontinued operations before income taxes, interest and other income	192	30,480	13,877	52,033
Interest expense	—	(5,461)	(2,564)	(10,901)
Interest and other income	—	273	322	19,334
Income from discontinued operations before income taxes and non-controlling interests in loss	192	25,292	11,635	60,466
Income tax expense	(3)	(6,038)	(3,890)	(15,232)
	189	19,254	7,745	45,234
Non-controlling interest in (income) loss	(4)	519	50	(531)
(Loss) gain on sales of discontinued operations, net of income tax expense	(2,109)	841	479,517	14,026
(Loss) income from discontinued operations	$(1,924)	$20,614	$487,312	$58,729

(1)	Gaming segment results for the six months ended June 30, 2008 are through February 20, 2008, the date of the ACEP sale.

Interest and other income for the six months ended June 30, 2007 includes approximately $8.3 million relating to a real estate tax refund received by Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Coast”) and approximately $10.1 million representing the net gain on settlement of litigation relating to GB Holdings Inc. (“GBH”).

The gain on sales of discontinued operations for the six months ended June 30, 2008 includes approximately $473.9 million, net of income taxes of approximately $258.4 million, recorded on the sale of ACEP on February 20, 2008. The gain on sales of discontinued operations for the six months ended June 30, 2007 includes approximately $4.7 million of gain on sales of real estate assets and $9.3 million relating to a working capital adjustment to the gain recorded on the sale of the Oil and Gas business in November 2006.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

3. Discontinued Operations and Assets Held for Sale  – (continued)

Assets and Liabilities of Discontinued Operations

A summary of assets and liabilities of discontinued operations held for sale as of June 30, 2008 and December 31, 2007 is as follows (in $000s):

	June 30, 2008	December 31, 2007
Cash and cash equivalents	$—	$107,265
Trade, notes and other receivables	—	5,615
Property, plant and equipment	15,113	459,149
Other assets	—	60,248
Assets of discontinued operations held for sale	$15,113	$632,277
Accounts payable and accrued expenses	$—	$49,013
Debt	—	257,330
Other liabilities	3,749	11,002
Liabilities of discontinued operations held for sale	$3,749	$317,345

4. Related Party Transactions

From time to time, we have entered into several transactions with entities affiliated with Carl C. Icahn. The transactions include purchases by us of business and business interests, including debt, of the affiliated entities. Additionally, other transactions have occurred as described below. (See Note 19, “Subsequent Events,” for additional information.)

All related party transactions are reviewed and approved by our Audit Committee. Our audit committee obtains independent legal counsel on all related party transactions and independent financial advice when appropriate.

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

a. Investment Management Operations

Until August 8, 2007, Icahn Management elected to defer management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At June 30, 2008, the balance of the deferred management fees payable by the consolidated Offshore Fund to Icahn Management was $130.3 million and the depreciation upon them was $13.8 million and $13.7 million for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, the deferred management fees from the Offshore Funds and related appreciation were eliminated in consolidation. (Prior to August 8, 2007, Icahn Management’s financial results were consolidated into our consolidated financial statements).

Effective January 1, 2008, Icahn Capital and the Holding Company paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including accounting, administrative, investment, legal and tax services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital and the Holding Company have charged Icahn Affiliates $1.1 million and $1.8 million for such services for the three and six months ended June 30, 2008, respectively. Icahn Affiliates charged Icahn Management $2.3 million and $4.0 million for such services for the three

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

4. Related Party Transactions  – (continued)

and six months ended June 30, 2007, respectively. Management believes that all allocated amounts are reasonable based upon the nature of the services provided.

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

Carl C. Icahn, along with his affiliates (other than Icahn Enterprises and its affiliates), makes investments in the Private Funds. These investments are not subject to special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations. As of June 30, 2008, the total of these investments was approximately $1.36 billion.

b. All Other Operations

Metals

Prior to our acquisition of PSC Metals on November 5, 2007, PSC Metals was wholly owned by Philip Services Corporation (“Philip”), which entered into a Tax Allocation Agreement (the “Agreement”) with Starfire Holding Corporation (“Starfire”). Mr. Icahn is the sole shareholder of Starfire. The Agreement provided that Starfire would pay all consolidated federal income taxes on behalf of the Philip consolidated group, which included PSC Metals. Philip was required to make payments to Starfire in an amount equal to the tax liability, if any, that it would have if it was to file as a consolidated group separate and apart from Starfire. Subsequent to our acquisition of PSC Metals on November 5, 2007, PSC Metals is no longer a party to the Agreement with Starfire.

PSC Metals sold material to Alliance Castings for the three and six months ended June 30, 2008 of approximately $5.8 million and $8.7 million, respectively, and for the three and six months ended June 30, 2007, approximately $3.1 million and $5.1 million, respectively. Mr. Icahn is a major shareholder of Alliance Castings.

Philip issued approximately $5.9 million and $6.3 million in letters of credit collateralizing certain of PSC Metals’ obligations, which remained outstanding at June 30, 2008 and December 31, 2007, respectively. During the third quarter of fiscal 2008, PSC Metals will replace the letters of credit issued through Philip and issue its own letters of credit to collaterize its obligations that it anticipates funding with cash generated through current operations.

Administrative Services

In July 2005, we entered into a license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet for which we paid monthly base rent of $13,000 plus 16.4% of certain “additional rent” (as defined herein). The license agreement was amended effective August 8, 2007 to reflect an increase in our portion of the office space to approximately 4,246 square feet or approximately 64.76% of the total space leased to an affiliate, of which 3,125 square feet is allocated to Icahn Capital. Under the amended license agreement, effective August 8, 2007, the monthly base rent is approximately $147,500, of which approximately $39,000 is allocated to the Holding Company and approximately $108,500 is allocated to Icahn Capital. We also pay 64.76% of the additional rent payable under the license agreement, which is allocated 17.10% to the Holding Company and 47.66% to Icahn Capital. The license agreement expires in May 2012. Under the amended agreement, base rent is subject to increases in July 2008 and December 2011. We are also entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. For the three and six months ended June, 2008, we paid such affiliate $0.5 million and $1.0 million, respectively, and for the three and six months ended June 30, 2007, $0.4 million and $0.8 million, respectively, in connection with this licensing agreement.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

4. Related Party Transactions  – (continued)

An affiliate occupies a portion of certain office space leased by us. Monthly payments from the affiliate for the use of the space began on October 12, 2006. For each of the three and six months ended June 30, 2008 and 2007, we received $21,000 and $40,000, for the use of such space, respectively.

For the three and six months ended June 30, 2008, we paid $188,000 and $357,000, respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunication services, and for the three and six months ended June 30, 2007, we paid $251,000 and $500,000, respectively.

We provide certain professional services to an affiliate of Icahn Enterprises GP for which we charged $0.5 million and $1.0 million for three and six months ended June 30, 2008, respectively, and for each of three and six months ended June 30, 2007, we charged $100,000. In October 2006, an affiliate remitted $0.4 million to us as an advance payment for future services. As of June 30, 2008, accounts payable, accrued expenses and other liabilities in the consolidated balance sheet included $3.5 million to be applied to our charges to the affiliate for services to be provided to it.

An affiliate provided certain professional services to WPI for which it incurred charges of approximately $50,000 and $74,000 for the three and six months ended June 30, 2008, respectively, and for the three and six months ended June 30, 2007, it incurred $222,000 and $314,000, respectively.

5. Investments and Related Matters

a. Investment Management Operations

Securities owned, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ securities owned, securities sold, not yet purchased and unrealized gains and losses on derivatives (in $000s):

	June 30, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Securities Owned, at fair value:
Common stock	$6,407,223	$5,260,137	$4,929,067	$5,133,486
Convertible preferred stock	30,400	19,988	30,400	28,272
Call options	131,334	63,293	196,562	177,127
Put options	76,563	193,892	48,325	67,387
Corporate debt	931,386	896,214	558,402	513,937
Total Securities Owned, at fair value	$7,576,906	$6,433,524	$5,762,756	$5,920,209
Securities Sold, Not Yet Purchased, at fair value:
Common stock	$1,090,842	$1,101,861	$177,157	$192,935
Call options	13,038	1,702	—	—
Put options	7,119	9,777	5,315	8,480
Corporate debt	1,504	1,488	11,061	4,713
Total Securities Sold, Not Yet Purchased, at fair value	$1,112,503	$1,114,828	$193,533	$206,128
Unrealized Gains on Derivative Contracts, at fair value:	$15,057	$79,522	$74,340	$110,181
Unrealized Losses on Derivative Contracts, at fair value:	$81,041	$157,425	$17,602	$15,726

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

5. Investments and Related Matters  – (continued)

Upon the adoption of Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies (“SOP 07-1”), the General Partners lost their ability to retain specialized accounting pursuant to the AICPA Audit and Accounting Guide — Investment Companies. For those investments (i) that were deemed to be available-for-sale securities, (ii) that fall outside the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), or (iii) which the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities —  Including an Amendment of FAS 115 (“SFAS No. 159”), for such investments. The application of the fair value option pursuant to SFAS No. 159 is irrevocable. The Private Funds record unrealized gains and losses for the change in the fair value of these securities as a component of net gain from investment activities in the consolidated statements of operations.

The following table summarizes those investments for which the Private Funds would otherwise apply the equity method of accounting under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), and are presented before non-controlling interests. The Private Funds applied the fair value option pursuant to SFAS No. 159 to such investments through June 30, 2008 (in $000s):

	Private Funds Stock Ownership Percentage	Fair Value June 30, 2008	Gains (Losses)		Gains (Losses)
			Three Months Ended June 30,		Six Months Ended June 30,
Investment			2008	2007	2008	2007
Adventrx Pharmaceuticals Inc.	3.83%	$1,289	$(579)	$138	$(268)	$(1,418)
BKF Capital Group Inc.	8.72%	1,564	229	(654)	21	(723)
Blockbuster Inc.	7.75%	35,304	(11,694)	(28,875)	(21,057)	(13,412)
Lear Corporation(1)	12.41%	136,071	(112,561)	(8,636)	(129,353)	58,343
Motorola Inc.	6.39%	1,057,840	(300,048)	1,458	(784,619)	(66,625)
WCI Communities Inc.	11.42%	6,984	(9,151)	(22,445)	(11,222)	(13,379)
		$1,239,052	$(433,804)	$(59,014)	$(946,498)	$(37,214)

(1)	Holding Company owns approximately 0.4% as of June 30, 2008. See below for additional information.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

5. Investments and Related Matters  – (continued)

securities sold, not yet purchased, at fair value, subscriptions received in advance and redemptions payable in the consolidated balance sheets and are non-recourse to the General Partners’ general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.

The consolidated VIEs consist of the Offshore Fund and each of the Offshore Master Funds. The General Partners sponsored the formation of and manage each of these VIEs and, in some cases, have an investment therein.

The following table presents information regarding interests in VIEs for which the General Partners hold a variable interest as of June 30, 2008 (in $000s):

	General Partners are the Primary Beneficiary				General Partners are not the Primary Beneficiary
	Net Assets	General Partners' Interests		Pledged Collateral(1)	Net Assets	General Partners' Interests
Offshore Fund and Offshore Master Funds	$4,123,396	$7,067	(2)	$276,769	$710,359	$134	(2)

(1)	Includes collateral pledged in connection with securities sold, not yet purchased and derivative contracts.
(2)	Amount represents General Partners' maximum exposure to loss.

b. All Other Operations

Investments consist of the following (in $000s):

	June 30, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Available for Sale
Marketable equity and debt securities	$82,683	$74,966	$118,785	$118,872
Other investments	—	—	172,197	173,323
Total available for sale	82,683	74,966	290,982	292,195
Trading
Investment in ImClone Systems, at fair value	122,122	184,644	122,122	196,235
Investment in Lear Corporation, at fair value	12,500	4,758	12,500	9,282
Total trading	134,622	189,402	134,622	205,517
Other securities	14,720	14,720	14,848	14,848
Total investments	$232,025	$279,088	$440,452	$512,560

The following table summarizes those investments for which the Holding Company has applied the fair value option pursuant to SFAS No. 159 through June 30, 2008 (in $000s). It is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting pursuant to APB 18. We record unrealized gains and losses for the change in fair value of such investments as a component of net gain (loss) from investments in the consolidated statements of operations. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements. These companies are registered SEC filers and their consolidated financial statements are available at www.sec.gov.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

5. Investments and Related Matters  – (continued)

	Holding Company Stock Ownership Percentage	Fair Value June 30, 2008	Gains (Losses)		Gains (Losses)
			Three Months Ended June 30,		Six Months Ended June 30,
Investment			2008	2007	2008	2007
ImClone Systems Incorporated	5.3%	$184,644	$(8,945)	$(24,689)	$(11,592)	$39,247
Lear Corporation	0.4%	4,758	(3,936)	—	(4,523)	—
		$189,402	$(12,881)	$(24,689)	$(16,115)	$39,247

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position.

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

6. Fair Value Measurements  – (continued)

The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of June 30, 2008 (in $000s).

Investment Management Operations

	Level 1	Level 2	Total
ASSETS
Securities owned	$5,032,631	$1,400,893	$6,433,524
Unrealized gains on derivative contracts	42,615	36,907	79,522
	$5,075,246	$1,437,800	$6,513,046
LIABILITIES
Securities sold, not yet purchased	$1,100,503	$14,325	$1,114,828
Unrealized losses on derivative contracts	—	157,425	157,425
	$1,100,503	$171,750	$1,272,253

All Other Operations

	Level 1	Level 2	Total
ASSETS
Available for sale investments:
Marketable equity and debt securities	$74,966	$—	$74,966
Other securities	—	—	—
	74,966	—	74,966
Trading investments:
Investment in ImClone Systems Inc.	184,644	—	184,644
Investment in Lear Corporation	4,758	—	4,758
	189,402	—	189,402
Unrealized gains on derivative contracts	—	1,324	1,324
	$264,368	$1,324	$265,692
LIABILITIES
Unrealized losses on derivative contracts	$—	$8,631	$8,631
	$—	$8,631	$8,631

7. Financial Instruments, Off-Balance-Sheet Risk, Concentrations of Credit Risk and Guarantees

The Private Funds currently maintain cash deposits and cash equivalents with major financial institutions. Most of the Onshore Fund’s and Offshore Master Funds’ investments are held by, and its depository and clearing operations are transacted by, several prime brokers and a custodian. These financial institutions are members of major securities exchanges. The Onshore Fund and Offshore Master Funds also have relationships with several financial institutions with whom they trade derivatives and other financial instruments.

In the normal course of business, the Private Funds trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. Currently, the Private Funds invest in futures, options, credit default swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

7. Financial Instruments, Off-Balance-Sheet Risk, Concentrations of Credit Risk and Guarantees  – (continued)

based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.

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

The Private Funds and the Holding Company have entered into various types of swap contracts with other counterparties. These agreements provide that we are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, we are entitled to receive other payments, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. We are also required to pay to our counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and we receive interest on any cash collateral that we post to the counterparty at the federal funds or LIBOR rate in effect for such period.

The Private Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of a standardized amount of a deliverable grade commodity, security, currency or cash at a specified price and specified future date unless the contract is closed before the delivery date. Payments (or variation margin) are made or received by the Private Funds each day, depending on the daily fluctuations in the value of the contract, and the whole value change is recorded as an unrealized gain or loss by the Private Funds. When the contract is closed, the Private Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.

The Private Funds utilize forward contracts to seek to protect their assets denominated in foreign currencies from losses due to fluctuations in foreign exchange rates. The Private Funds’ exposure to credit risk associated with non-performance of forward foreign currency contracts is limited to the unrealized gains or losses inherent in such contracts, which are recognized in unrealized gains or losses on derivative, futures and foreign currency contracts, at fair value in the consolidated balance sheets.

From time to time, the Private Funds also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. At June 30, 2008 and December 31, 2007, the maximum payout amounts relating to written put options were $101.1 million and $461.4 million, respectively. As of June 30, 2008 and December 31, 2007, the carrying amounts of the liability under written put options recorded within securities sold, not yet purchased, at fair value was $7.4 million and $8.5 million, respectively.

FIN 45 requires the disclosure of information about obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

7. Financial Instruments, Off-Balance-Sheet Risk, Concentrations of Credit Risk and Guarantees  – (continued)

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, that meet the accounting definition of a guarantee under FIN 45, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment. As of June 30, 2008 and December 31, 2007, the Private Funds have such credit default swaps with a maximum notional amount of approximately $319.1 million and $252.0 million, respectively, with terms ranging from one to five years. We estimate that our potential risk related to these credit default swaps approximates 10% of such notional amounts.

8. Inventories, Net

Metals Inventories.  Inventories at our Metals segment are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by the Metals segment to record recycled metals inventory quantities relies on significant estimates.

Metals inventories consisted of the following (in $000s):

	June 30, 2008	December 31, 2007
Ferrous	$42,167	$39,078
Non-ferrous	13,325	9,658
Secondary	17,385	23,546
	$72,877	$72,282

Home Fashion Inventories.  Inventories at our Home Fashion segment are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. The cost of manufactured goods includes material, labor and factory overhead. WPI maintains reserves for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. A portion of its inventories serves as collateral under West Point Home Inc.’s unused senior secured revolving credit facility.

Home Fashion inventories consisted of the following (in $000s):

	June 30, 2008	December 31, 2007
Raw materials and supplies	$12,862	$14,427
Goods in process	35,545	46,483
Finished goods	124,351	133,031
	$172,758	$193,941

Total Inventories (in $000s):

	June 30, 2008	December 31, 2007
Metals segment	$72,877	$72,282
Home Fashion segment	172,758	193,941
	$245,635	$266,223

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

9. Property, Plant and Equipment, Net

Property, plant and equipment consist of the following (in $000s):

	June 30, 2008	December 31, 2007
Land	$52,003	$52,299
Buildings and improvements	139,003	139,673
Machinery, equipment and furniture	212,497	223,104
Assets leased to others	127,063	128,186
Construction in progress	112,692	101,700
	643,258	644,962
Less accumulated depreciation and amortization	(122,835)	(111,835)
Property, plant and equipment, net	$520,423	$533,127

Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three and six months ended June 30, 2008 were $7.7 million and $14.9 million, respectively, and for the three and six months ended June 30, 2007, $8.9 million and $17.1 million, respectively.

10. Non-Controlling Interests

Non-controlling interests consist of the following (in $000s):

	June 30, 2008	December 31, 2007
Investment Management operations	$6,179,469	$6,594,014
All Other operations:
WPI	99,290	116,496
NEGI	23,993	24,053
Total other	123,283	140,549
Total non-controlling interests	$6,302,752	$6,734,563

Investment Management Operations

The Investment Management operations consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity, (ii) they have a controlling, general partner interest pursuant to EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”), or (iii) they are the primary beneficiary of a VIE pursuant to FIN 46R. The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of June 30, 2008, the net asset value of the consolidated Private Funds on our consolidated balance sheet was approximately $6.9 billion, while the net asset value of our investments in these consolidated funds was approximately $693.0 million. The majority ownership interests in these funds, which represent the portion of the consolidated Private Funds’ net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds for the periods presented, are reflected as non-controlling interests in the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

11. Debt

Debt consists of the following (in $000s):

	June 30, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$600,000	$600,000
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	974,043	973,387
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	351,731	351,570
Senior secured 7.85% notes due 2012 – ACEP	—	215,000
Borrowings under credit facility – ACEP	—	40,000
Mortgages payable	101,240	104,030
Other	8,362	14,796
Total debt	2,035,376	2,298,783
Less debt related to assets held for sale	—	(257,330)
	$2,035,376	$2,041,453

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per unit per $1,000 principal amount, subject to adjustments in certain circumstances. As of June 30, 2008, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on January 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. On April 1, 2008 and June 3, 2008, we paid cash dividends aggregating $1.4 million to holders of our variable rate notes in respect to our dividend payment to our depositary unit holders.

Senior Unsecured Notes — Icahn Enterprises

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, we issued $480.0 million aggregate principal amount of 7.125% senior unsecured notes due 2013 (the “7.125% notes”), priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, Icahn Enterprises Finance, as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the “2005 Indenture”). Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

On January 16, 2007, we issued an additional $500.0 million aggregate principal amount of 7.125% notes (the “additional 7.125% notes” and, together with the 7.125% notes, the “notes”), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which is paid every six months on February 15 and August 15, and will mature on February 15, 2013.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

11. Debt  – (continued)

As described below, the 2005 Indenture restricts the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, Icahn Enterprises and Icahn Enterprises Finance co-issued senior unsecured 8.125% notes due 2012 (“8.125% notes”) in the aggregate principal amount of $353.0 million. The 8.125% notes were issued pursuant to an indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee. The 8.125% notes were priced at 99.266% of principal amount and have a fixed annual interest rate of 8.125%, which is paid every six months on June 1 and December 1. The 8.125% notes will mature on June 1, 2012. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

As described below, the indenture governing the 8.125% notes restricts the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other, things: incur additional debt; pay dividends or make distributions; repurchase units; create liens and enter into transactions with affiliates.

Senior Unsecured Notes Restrictions and Covenants

The 2005 Indenture governing our senior unsecured 7.125% notes and the indenture governing our senior unsecured 8.125% notes restrict the payment of cash distributions, the purchase of equity interests or the purchase, redemption, defeasance or acquisition of debt subordinated to the senior unsecured notes. The indentures also restrict the incurrence of debt or the issuance of disqualified stock, as defined in the indentures, with certain exceptions. In addition, the indentures governing our senior unsecured notes require that on each quarterly determination date that we and the guarantor of the notes (currently only Icahn Enterprises Holdings) maintain certain minimum financial ratios, as defined in the applicable indenture. The indentures also restrict the creation of liens, mergers, consolidations and sales of substantially all of our assets, and transactions with affiliates.

As of June 30, 2008, we are in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures, and we and Icahn Enterprises Holdings could have incurred up to approximately $1.6 billion of additional indebtedness.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, we and Icahn Enterprises Finance as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of June 30, 2008, there were no borrowings under the facility.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

11. Debt  – (continued)

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

Secured Revolving Credit Agreement — WestPoint Home, Inc.

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

As of June 30, 2008, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $12.7 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $65.2 million at June 30, 2008.

12. Compensation Arrangements

Investment Management Operations

Prior to January 1, 2008, the General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period from August 8, 2007 through December 31, 2007) had agreements with certain of their employees whereby these employees had been granted rights to participate in a portion of the management fees and incentive allocations earned by the General Partners, Icahn Management and New Icahn Management. As discussed below, effective January 1, 2008, these employee rights to receive a portion of the management fees were terminated. As discussed further in Note 2, “Operating Units —  Investment Management Operations,” effective January 1, 2008, (i) the management agreements and the management fee payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the Services to the Private Funds and in consideration thereof the General Partners will receive special profits interest allocations in the Onshore Fund and the Offshore Master Funds. In addition, we amended the Contribution Agreement and the employment agreements of certain employees to accommodate the termination of the management agreements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

12. Compensation Arrangements  – (continued)

Effective January 1, 2008, the General Partners amended employment agreements with certain of their employees whereby such employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the Investment Funds) effective January 1, 2008 and incentive allocations by the General Partners, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two and seven years, and such rights expire at the end of the contractual term of each respective employment agreement. The unvested amounts and vested amounts that have not been withdrawn by the employee remain generally invested in the Investment Funds and earn the rate of return of these funds, before the effects of any special profits interest allocations effective January 1, 2008 or incentive allocations, which are waived on such amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), and remeasured at fair value each reporting period until settlement.

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

The General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period from August 8, 2007 through December 31, 2007) recorded compensation expense of $1.3 million and $4.2 million related to these rights for the three and six months ended June 30, 2008, respectively, and for the three and six months ended June 30, 2007, $8.2 million and $17.0 million, respectively. Compensation expense is included in expenses of our Investment Management operations in the consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $6.8 million and $9.7 million as of June 30, 2008 and December 31, 2007, respectively. That cost is expected to be recognized over a weighted average of 3.29 years. Cash paid to settle rights that had been withdrawn for the six months ended June 30, 2008 and 2007 was $4.0 million and $6.6 million, respectively.

The liabilities incurred by Icahn Management related to the rights granted to certain employees to participate in a portion of the management fees earned by Icahn Management remained with Icahn Management upon the execution of the Contribution Agreement on August 8, 2007. However, because the employees to

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

12. Compensation Arrangements  – (continued)

whom these rights were granted became employees of New Icahn Management on August 8, 2007, New Icahn Management recognized the future compensation expense associated with the unvested portion of rights granted by Icahn Management through December 31, 2007, even though such liability will be settled by Icahn Management, with a corresponding increase to partners’ equity. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital. Accordingly, effective January 1, 2008, employees of New Icahn Management became employees of Icahn Capital and such future compensation expense associated with the unvested portion of rights granted by Icahn Management were recognized by Icahn Capital.

13. Employee Benefit Plans

We and certain of our subsidiaries have retirement savings plans under Section 401(k) of the Code covering our non-union employees. Under the plans, employees are entitled to defer, within prescribed limits, a portion of their income on a pre-tax basis through contributions to the plans. We currently match the deferrals based upon certain criteria, including levels of participation by our employees. We recorded charges for matching contributions of $0.6 million and $1.2 million for the three and six months ended June 30, 2008, respectively, and for the three and six months ended June 30, 2007, $0.5 million and $1.3 million, respectively.

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

14. Preferred Limited Partnership Units

Pursuant to certain rights offerings consummated in 1995 and 1997, preferred units were issued. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually at the end of March (each referred to herein as a Payment Date). On any Payment Date, we, with the approval of the Audit Committee, may opt to redeem all of the preferred units for a price, payable either in all cash or by issuance of additional depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon. On March 31, 2010, we must redeem all of the preferred units on the same terms as any optional redemption.

Pursuant to the terms of the preferred units, on February 29, 2008, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00. The distribution was paid on March 28, 2008 to holders of record as of March 14, 2008. A total of 595,181 additional preferred units were issued. As of June 30, 2008, the number of authorized preferred units was 13,000,000. As of June 30, 2008 and December 31, 2007, 12,502,254 and 11,907,073 preferred units were issued and outstanding, respectively.

We recorded $1.6 million and $3.1 million of interest expense for the three and six months ended June 30, 2008, and $1.5 and $2.9 million for the three and six months ended June 30, 2007, respectively, in connection with the preferred units distribution.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

15. Earnings Per LP Unit

Basic earnings per LP unit are based on net earnings that are attributable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net earnings available for limited partners are divided by the weighted average number of LP units outstanding. Diluted earnings per LP unit are based on basic earnings adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating net earnings per LP unit. All equivalent units have been excluded from the calculation of diluted earnings per LP unit for the three and six months ended June 30, 2008 and 2007 as the effect of including them would have been anti-dilutive.

The following table sets forth the allocation of net income attributable to limited partners and the computation of basic and diluted earnings per LP unit for the periods indicated (in 000s, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income from continuing operations	$(96,919)	$43,615	$(115,804)	$226,940
Less: Income from common control acquisitions allocated to general partner	—	(89,749)	—	(214,610)
	(96,919)	(46,134)	(115,804)	12,330
Limited partners' 98.01% share of (loss) income	(94,990)	(45,214)	(113,500)	12,085
Basic and diluted (loss) income from continuing operations allocated to limited partners	$(94,990)	$(45,214)	$(113,500)	$12,085
Basic and diluted (loss) income from discontinued operations allocated to limited partners	$(1,886)	$20,204	$501,883 (1)	$57,561
Weighted average LP units outstanding	70,490	61,857	70,490	61,857
Net (loss) earnings per LP unit (basic and diluted)	$(1.35)	$(0.73)	$(1.61)	$0.20
Net (loss) income from discontinued operations per LP unit (basic and diluted)	(0.02)	0.33	7.12	0.93
Basic and diluted (loss) earnings per LP Unit	$(1.37)	$(0.40)	$5.51	$1.13

(1)	Includes a charge of $24,761 allocated to the general partner relating to the sale of ACEP.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

15. Earnings Per LP Unit  – (continued)

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted average LP units outstanding for the periods indicated (in 000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Redemption of preferred LP units	1,493	1,236	1,309	1,125
Variable rate notes	4,525	4,326	4,525	2,175

16. Segment Reporting

As of June 30, 2008, our four reportable segments are: (1) Investment Management; (2) Metals; (3) Real Estate; and (4) Home Fashion. Our Investment Management segment provides investment advisory and certain management services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Metals segment consists of PSC Metals. Our Real Estate segment includes rental real estate, property development and the operation of resort properties associated with our residential developments. The three related operating lines of our Real Estate segment are all individually immaterial and have been aggregated for purposes of reporting financial information related to its operations. Our Home Fashion segment consists of WPI. In addition to our four reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

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
June 30, 2008

16. Segment Reporting  – (continued)

The following tables set forth consolidated operating results for our segments to arrive at our consolidated income from continuing operations (in $000s):

For the Three Months Ended June 30, 2008

	Investment Management Operations					All Other Operations				Total U.S. GAAP Reported Income
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company
Revenues:
Special profits interest allocation	$(5,046)		$—	$5,046	$—	$—	$—	$—	$—	$—
Incentive allocations	(477)		—	477	—	—	—	—	—	—
Net loss from investment activities	(70,803	)(1)	(772,533)	70,803	(772,533)	—	—	—	(9,455)	(781,988)
Interest, dividends and other income	611		62,371	—	62,982	27	871	537	15,296	79,713
Other income (expense), net	—		—	—	—	(447)	(2,158)	521	216	(1,868)
Other segment revenues	—		—	—	—	434,106	24,329	96,018	—	554,453
	(75,715)		(710,162)	76,326	(709,551)	433,686	23,042	97,076	6,057	(149,690)
Costs and expenses	10,318		(6,222)	—	4,096	371,090	21,415	120,119	7,602	524,322
Interest expense	—		2,398	—	2,398	300	1,811	395	33,597	38,501
(Loss) income from continuing operations before income taxes and non-controlling interests	(86,033)		(706,338)	76,326	(716,045)	62,296	(184)	(23,438)	(35,142)	(712,513)
Income tax (expense) benefit	215		—	—	215	(24,293)	53	(55)	1,790	(22,290)
Non-controlling interests in loss	—		692,382	(62,370)	630,012	—	—	7,763	109	637,884
(Loss) income from continuing operations	$(85,818)		$(13,956)	$13,956	$(85,818)	$38,003	$(131)	$(15,730)	$(33,243)	$(96,919)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

16. Segment Reporting  – (continued)

For the Three Months Ended June 30, 2007

	Investment Management Operations					All Other Operations				Total U.S. GAAP Reported Income
	Icahn Enterprises’ Interests	Consolidated Private Funds		Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company
Revenues:
Management fees	$34,849	$		$(32,284)	$2,565	$—	$—	$—	$—	$2,565
Incentive allocations	51,735		—	(51,735)	—	—	—	—	—	—
Net gain (loss) from investment activities	16,512		323,366	(16,512)	323,366	—	—	—	(17,843)	305,523
Interest, dividends and other income	187		42,670	—	42,857	147	1,601	1,729	37,906	84,240
Other income (expense), net	—		—	—	—	(1,390)	200	(116)	526	(780)
Other segment revenues	—		—	—	—	214,493	25,948	151,111	—	391,552
	103,283		366,036	(100,531)	368,788	213,250	27,749	152,724	20,589	783,100
Costs and expenses	16,031		12,728	—	28,759	209,441	24,421	202,638	3,860	469,119
Interest expense	—		6,331	—	6,331	277	1,909	559	32,770	41,846
Income (loss) from continuing operations before income taxes and non-controlling interests	87,252		346,977	(100,531)	333,698	3,532	1,419	(50,473)	(16,041)	272,135
Income tax (expense) benefit	(855)		—	—	(855)	(180)	82	(84)	(1,153)	(2,190)
Non-controlling interests in (income) loss	—		(246,446)	—	(246,446)	—	—	20,253	(137)	(226,330)
Income (loss) from continuing operations	$86,397		$100,531	$(100,531)	$86,397	$3,352	$1,501	$(30,304)	$(17,331)	$43,615

For the Six Months Ended June 30, 2008

	Investment Management Operations				All Other Operations
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company	Total U.S. GAAP Reported Income
Revenues:
Net loss from investment activities	$(71,361) (1)	$(798,596)	$71,361	$(798,596)	$—	$—	$—	$(7,284)	$(805,880)
Interest, dividends and other income	760	102,343	—	103,103	185	2,393	1,682	34,487	141,850
Other income (expense), net	—	—	—	—	5	(2,151)	71	182	(1,893)
Other segment revenues	—	—	—	—	736,941	46,914	209,874	—	993,729
	(70,601)	(696,253)	71,361	(695,493)	737,131	47,156	211,627	27,385	327,806
Costs and expenses	18,324	11	—	18,335	647,291	40,481	257,894	15,003	979,004
Interest expense	—	3,256	—	3,256	568	3,647	804	67,302	75,577
(Loss) income from continuing operations before income taxes and non-controlling interests	(88,925)	(699,520)	71,361	(717,084)	89,272	3,028	(47,071)	(54,920)	(726,775)
Income tax (expense) benefit	(272)	—	—	(272)	(35,265)	280	(105)	2,637	(32,725)
Non-controlling interests in loss	—	691,711	(63,552)	628,159	—	—	15,476	61	643,696
(Loss) income from continuing operations	$(89,197)	$(7,809)	$7,809	$(89,197)	$54,007	$3,308	$(31,700)	$(52,222)	$(115,804)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

16. Segment Reporting  – (continued)

For the Six Months Ended June 30, 2007

	Investment Management Operations				All Other Operations				Total U.S. GAAP Reported Income
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Metals	Real Estate	Home Fashion	Holding Company
Revenues:
Management fees	$65,844	$—	$(62,468)	$3,376	$—	$—	$—	$—	$3,376
Incentive allocations	120,509	—	(120,509)	—	—	—	—	—	—
Net gain from investment activities	42,896	687,875	(42,896)	687,875	—	—	—	61,491	749,366
Interest, dividends and other income	307	81,617	—	81,924	369	2,930	3,836	65,508	154,567
Other income (expense), net	—	—	—	—	(901)	263	3,689	2,031	5,082
Other segment revenues	—	—	—	—	423,379	53,992	347,749	—	825,120
	229,556	769,492	(225,873)	773,175	422,847	57,185	355,274	129,030	1,737,511
Costs and expenses	30,380	22,556	—	52,936	405,131	47,731	435,987	11,539	953,324
Interest expense	—	9,545	—	9,545	318	3,866	1,022	58,086	72,837
Income (loss) from continuing operations before income taxes and non-controlling interests	199,176	737,391	(225,873)	710,694	17,398	5,588	(81,735)	59,405	711,350
Income tax (expense) benefit	(1,604)	—	—	(1,604)	(360)	319	(247)	(1,963)	(3,855)
Non-controlling interests in (income) loss	—	(511,518)	—	(511,518)	—	—	31,302	(339)	(480,555)
Income (loss) from continuing operations	$197,572	$225,873	$(225,873)	$197,572	$17,038	$5,907	$(50,680)	$57,103	$226,940

(1)	The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no special profits interest allocation effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of June 30, 2008, the total value of this investment is approximately $620.7 million, with an unrealized loss of $62.4 million and $63.6 million for the three and six months ended June 30, 2008, respectively. These amounts are reflected in the General Partners’ net assets and earnings but are eliminated at the Holding Company level. However, the General Partners’ allocated share of net assets and earnings from the Private Funds includes the amount of these eliminated amounts.

17. Income Taxes

We recorded the following income tax expense attributable to continuing operations for the three and six months ended June 30, 2008 and 2007 as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current	$26,408	$(148)	$35,971	$1,226
Deferred	(4,118)	2,338	(3,246)	2,629
	$22,290	$2,190	$32,725	$3,855

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

17. Income Taxes  – (continued)

We recorded income tax provisions of $32.7 million and $3.9 million on pre-tax loss of $726.8 million and pre-tax income of $711.4 million for the six months ended June 30, 2008 and 2007, respectively. Our effective income tax rate was (4.5)% and 0.5% for the respective periods. We recorded income tax provisions of $22.3 million and $2.2 million on pre-tax loss of $712.5 million and pre-tax income of $272.1 million for the three months ended June 30, 2008 and 2007, respectively. Our effective income tax rate was (3.1)% and 0.8% for the respective periods. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

As of the date of adoption, our unrecognized tax benefits totaled $5.0 million, all of which, if recognized, would affect the annual effective tax rate. During the six months ended June 30, 2008, the amount of unrecognized tax benefits increased by $0.2 million.

We recognize interest accrued related to uncertain tax positions in interest expense. Penalties are recognized as a component of income tax expense. The amount of accrued interest and penalties on uncertain tax positions was $0.9 million and $0.8 million as of June 30, 2008 and December 31, 2007, respectively.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

18. Commitments and Contingencies  – (continued)

acquired. We are holders of approximately 39.99% of the outstanding first lien debt and approximately 51.21% of the outstanding second lien debt.

Each of the parties has filed a notice of appeal with the United States Court of Appeals for the Second Circuit. As part of that appeal, the parties have the right to raise issues relating to the District Court’s November 2005 opinion, and the Orders entered thereon, as well as issues relating to the October 9th Order. Briefing has been completed on the appeal, but the Court has not yet scheduled oral argument.

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

On June 4, 2008, the Chancery Court granted defendants’ motion for summary judgment on Plaintiffs’ claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and conversion, and dismissed those claims. The Court granted Plaintiffs’ motion for summary judgment, on liability only, on Plaintiffs’ claim that WPI breached the Registration Rights Agreement, holding that WPI was obliged to proceed with the registration of its securities with the SEC. The Court denied the remainder of the parties’ summary judgment motions. In further proceedings, the Chancery Court held that because a decision of the Second Circuit on the appeal in the federal proceedings may directly affect some claims and may influence the issues to be tried on other claims in the Chancery Court, the trial should be held in Delaware after the decision by the Second Circuit. Therefore, no trial date has been set.

We continue to vigorously defend against all claims asserted in the federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI and its subsidiaries or the business prospects of WPI and its subsidiaries.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of June 30, 2008 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through June 30, 2008. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different than those presented for all periods presented.

Lear Corporation

We and certain of our affiliates, among others, were named as defendants in various actions filed in connection with our proposed merger with Lear Corporation (“Lear”). The Lear shareholders rejected the merger, and the merger agreement has been terminated. The remaining action is an action captioned “Fourth Amended Consolidated Shareholder Derivative Complaint” that has been filed in the court of Chancery of the State of Delaware against us and certain of our affiliates, among others (the “Fourth Amended Complaint”). The Fourth Amended Complaint challenges the amended merger agreement by alleging breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment and waste. Motions to dismiss the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

18. Commitments and Contingencies  – (continued)

Fourth Amended Complaint are currently pending. We continue to vigorously defend the claims asserted in the Fourth Amended Complaint and believe that we have valid defenses, but cannot predict the outcome at this stage of the litigation.

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

Since the redemption of NEGI’s former interest in NEG Holding, NEGI has had no business operations and its principal assets consist of its cash and short-term investment balances, which currently aggregate approximately $47.8 million. On March 14, 2008, the shareholders voted to approve the liquidation and dissolution of NEGI. NEGI filed a Form 15 with the SEC on March 26, 2008 deregistering its securities under the Securities and Exchange Act of 1934, as amended. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, we cannot predict the outcome of the litigation on us or on our interest in NEGI.

Metals

PSC Metals is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or PSC Metals’ failure to comply, with such requirements may have a material adverse effect on its business, financial condition and results of operations. PSC Metals is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose PSC Metals to liability for the environmental condition of its current facilities, and also may expose PSC Metals to liability for the conduct of others or for PSC Metals’ actions that were in compliance with all applicable laws at the time these actions were taken. To the best of its knowledge, PSC Metals believes that it is currently in compliance with all such laws and regulations and intends to remain in compliance in the future. Despite its best intentions to comply at all times, however, PSC Metals may from time to time be unknowingly exposed to certain liabilities, the result of which would cause PSC Metals not to comply with certain laws and regulations. The cost of complying with these requirements may also increase substantially in future years. If PSC Metals violates or fails to comply with these requirements, PSC Metals could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on PSC Metals’ business.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

18. Commitments and Contingencies  – (continued)

contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24.6 million and $24.3 million at June 30, 2008 and December 31, 2007, respectively. Management believes, based on past experience, that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

PSC Metals has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, PSC Metals has estimated its liability to remediate these sites to be immaterial at June 30, 2008 and December 31, 2007. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

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

19. Subsequent Events

Acquisition of Federal-Mogul Corporation Shares

On July 3, 2008, Icahn Enterprises Holdings and its newly formed, wholly owned subsidiary, IEH FM Holdings LLC (“Acquisition Sub”), entered into a Stock Purchase Agreement (the “Agreement”) with Thornwood Associates Limited Partnership (“Thornwood”) and Thornwood’s general partner, Barberry Corp. (“Barberry”), pursuant to which we acquired a majority interest in Federal-Mogul Corporation (“Federal-Mogul”). Thornwood and Barberry are wholly owned by Mr. Carl C. Icahn. Prior to the acquisition of the shares by Icahn Enterprises Holdings, Thornwood owned 75,241,924 shares of Federal-Mogul’s Class A common stock (“Federal-Mogul Stock”), which represented approximately 74.87% of the total issued and outstanding shares of capital stock of Federal-Mogul. Thornwood acquired 50,100,000 shares of Federal-Mogul Stock pursuant to the exercise of two options acquired in December 2007 from the Federal-Mogul Asbestos Personal Injury Trust (the “Trust Stock”) and 25,141,924 shares of Federal-Mogul Stock pursuant to and in connection with the Federal-Mogul Plan of Reorganization under Chapter 11 of the United States Code, which become effective on December 27, 2007, in respect of certain securities of Federal-Mogul held by Thornwood prior to Federal-Mogul's reorganization (the “Claims Stock”).

Pursuant to the Agreement, on July 3, 2008, Acquisition Sub purchased from Thornwood 50,750,000 shares of Federal-Mogul Stock for an aggregate purchase price of $862,750,000 in cash (or $17.00 per share, which represents a discount to Thornwood's purchase price for such shares). The purchased shares represent approximately 50.5% of the total issued and outstanding shares of capital stock of Federal-Mogul. In addition, if Federal-Mogul issues additional shares of Federal-Mogul Stock before October 31, 2008, Thornwood will automatically and simultaneously sell a number of additional shares of Federal-Mogul Stock equal to 50% of the number of additional shares of Federal-Mogul Stock then issued to Icahn Enterprises Holdings at a purchase price equal to the lower of $17.00 per share or the then-current closing price of Federal-Mogul Stock.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

19. Subsequent Events  – (continued)

The transaction was approved by the audit committee of the independent directors of the general partner of Icahn Enterprises Holdings and Icahn Enterprises. The audit committee was advised by its own legal counsel and independent financial advisor with respect to the transaction. The audit committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid.

In our Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2008 (the “third quarter”), the financial results and related disclosures of Federal-Mogul’s operations will be reflected in our consolidated financial statements as a new segment, retrospectively restated on a consolidated basis for all periods in which Federal-Mogul was under common control. Federal-Mogul is a registered SEC filer and its consolidated financial statements are available at www.sec.gov.

Investment Management Operations

Subsequent to June 30, 2008, through the date of this report, the Onshore Fund received $6.0 million in subscriptions from Onshore Fund fee-paying limited partners, of which $0.5 million was paid prior to July 1, 2008 and is reflected as a liability in the consolidated balance sheets. In addition, there were withdrawals of $72.9 million from the Onshore Fund subsequent to June 30, 2008 that are reflected as a liability on the consolidated balance sheets.

Subsequent to June 30, 2008 through the date of this report, Offshore Master Fund I received $7.6 million in subscriptions from Offshore Master Fund I fee-paying limited partners, of which $3.8 million was paid prior to July 1, 2008 and is reflected as a liability in the consolidated balance sheets. In addition, there were withdrawals of $141.1 million from Offshore Master Fund I that are reflected as a liability on the consolidated balance sheets.

The Onshore Fund also received $250 million in subscriptions from Mr. Icahn and his affiliates (other than Icahn Enterprises and its affiliates) subsequent to June 30, 2008 for which no special profits interest allocation or incentive allocations are applicable.

Declaration of Distribution on Depositary Units

On August 6, 2008, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2008. The distribution will be paid on September 5, 2008 to depositary unitholders of record at the close of business on August 22, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

(1) Overview

•	Introduction
•	Gaming Divestiture
(2)	Results of Operations
•	Overview
•	Other Significant Events
•	Consolidated Financial Results of Continuing Operations
•	Investment Management Operations
•	All Other Operations
•	Metals
•	Real Estate
•	Home Fashion
•	Holding Company
•	All Other Operations — Interest, other income and interest expense
•	Income Taxes
•	Discontinued Operations

(3) Liquidity and Capital Resources

•	Consolidated Liquidity and Capital Resources
•	Cash Flows
•	Borrowings
•	Contractual Commitments
•	Off-Balance Arrangements
•	Segment Liquidity and Capital Resources
•	Investment Management Operations
•	All Other Operations
•	Metals
•	Real Estate
•	Home Fashion
•	Distributions
(4)	Critical Accounting Policies and Estimates
(5)	Recently Issued Accounting Pronouncements
(6)	Forward-Looking Statements

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of June 30, 2008, affiliates of Mr. Icahn owned 64,288,061 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.2% and 86.5% of our outstanding depositary units and preferred units, respectively.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Detailed information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 16, “Segment Reporting,” to our consolidated financial statements.

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

Gaming Divestiture

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC, or ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of approximately $473.9 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit approximately $1.156 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code, or the Code. Such proceeds were deposited into the escrow accounts pending the fulfillment of Section 1031 exchange requirements. There are no assurances that we will fulfill our Section 1031 exchange obligations using the proceeds placed into escrow.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended June 30, 2008, or the second quarter of the fiscal year ending December 31, 2008 (referred to herein as fiscal 2008), compared to the three months ended June 30, 2007, or the second quarter of the fiscal year ended December 31, 2007 (referred to herein as fiscal 2007), are as follows:

•	Increased revenues from the Metals segment of approximately $219.6 million resulting from an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made subsequent to the second quarter of fiscal 2007; and
•	Net loss from investment activities from the Investment Management segment of $772.5 million during the first quarter of fiscal 2008 resulting from reduced investment profits from the Private Funds (as defined below) which were affected by the decline in the value of the Private Funds’ largest core equity positions; and
•	Reduced revenues from the Home Fashion segment of $55.1 million due to the weak home textile retail environment and the exit of unprofitable programs.

The key factors affecting our financial results for the six months ended June 30, 2008 compared to the six months ended June 30, 2007:

•	Consummation of the sale of ACEP for $1.2 billion, realizing a gain of approximately $473.9 million, after $258.4 million of taxes; and
•	Increased revenues from the Metals segment of $313.6 million resulting from an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made during fiscal 2007; and
•	Net loss from investment activities from the Investment Management segment of approximately $798.6 million during the first six months of fiscal 2008 related to reduced investment profits from the Private Funds which were affected by the decline in the value of the Private Funds’ largest core equity positions; and
•	Reduced revenues from the Home Fashion segment of $137.8 million due to the weak home textile retail environment and the exit of unprofitable programs.

Other Significant Events

Acquisition of Federal-Mogul Corporation Shares

On July 3, 2008, Icahn Enterprises Holdings and its newly formed, wholly owned subsidiary, IEH FM Holdings LLC (“Acquisition Sub”), entered into a Stock Purchase Agreement (the “Agreement”) with Thornwood Associates Limited Partnership (“Thornwood”) and Thornwood’s general partner, Barberry Corp. (“Barberry”), pursuant to which we acquired a majority interest in Federal-Mogul Corporation (“Federal-Mogul”). We own a 99% limited partnership interest in Icahn Enterprises Holdings. Thornwood and Barberry are wholly owned by Mr. Carl C. Icahn. Prior to the acquisition of the shares by Icahn Enterprises Holdings, Thornwood owned 75,241,924 shares of Federal-Mogul’s Class A common stock (“Federal-Mogul Stock”), which represented approximately 74.87% of the total issued and outstanding shares of capital stock of Federal-Mogul. Thornwood acquired 50,100,000 shares of Federal-Mogul Stock pursuant to the exercise of two options acquired in December 2007 from the Federal-Mogul Asbestos Personal Injury Trust (the “Trust Stock”) and 25,141,924 shares of Federal-Mogul Stock pursuant to and in connection with the Federal-Mogul Plan of Reorganization under Chapter 11 of the United States Code, which become effective on December 27, 2007, in respect of certain securities of Federal-Mogul held by Thornwood prior to Federal-Mogul's reorganization (the “Claims Stock”).

Pursuant to the Agreement, on July 3, 2008, Acquisition Sub purchased from Thornwood 50,750,000 shares of Federal-Mogul Stock for an aggregate purchase price of $862,750,000 in cash (or $17.00 per share, which represents a discount to Thornwood's purchase price for such shares). The purchased shares represent approximately 50.5% of the total issued and outstanding shares of capital stock of Federal-Mogul. In addition, if Federal-Mogul issues additional shares of Federal-Mogul Stock before October 31, 2008, Thornwood will automatically and simultaneously sell a number of additional shares of Federal-Mogul Stock equal to 50% of the number of additional shares of Federal-Mogul Stock then issued to Icahn Enterprises Holdings at a purchase price equal to the lower of $17.00 per share or the then-current closing price of Federal-Mogul Stock. The transaction was approved by the audit committee of the independent directors of the general partner of Icahn Enterprises Holdings and Icahn Enterprises. The audit committee was advised by its own legal counsel and independent financial advisor with respect to the transaction. The audit committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid.

In our Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2008 (the “third quarter”), the financial results and related disclosures of Federal-Mogul’s operations will be reflected in our consolidated financial statements as a new segment, retrospectively restated on a consolidated basis for all periods in which Federal-Mogul was under common control. Federal-Mogul is a registered SEC filer and its consolidated financial statements are available at www.sec.gov.

Declaration of Distribution on Depositary Units

On August 6, 2008, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2008. The distribution will be paid on September 5, 2008 to depositary unitholders of record at the close of business on August 22, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

See Note 19, “Subsequent Events,” of the consolidated financial statements for additional information regarding other significant events.

Consolidated Financial Results of Continuing Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total revenues in the second quarter of fiscal 2008 decreased by approximately $932.8 million, or 119.1%, to $(149.7) million as compared to the second quarter of fiscal 2007. The decrease is primarily due to a decline in Investment Management segment revenues of approximately $1.1 billion. This decline was primarily due to a decrease in the value of the Private Funds’ largest core equity positions in the second quarter of fiscal 2008 compared to an increase in the value of the Private Funds’ largest core equity positions in the second quarter of fiscal 2007. Results were also negatively affected by decreased Home Fashion segment revenues of approximately $55.1 million as a result of a weaker home textile retail environment and the exit of unprofitable programs. In addition, interest, dividends and other income decreased by $24.6 million resulting from lower realized gains recorded on the Holding Company’s investment portfolio and lower yields on cash balances. Real Estate segment revenues decreased by approximately $1.6 million primarily attributable to decrease in property development sales activity due to the general slowdown in residential and vacation home sales. Offsetting these decreases in revenues was an increase in Metals segment revenues of approximately $219.6 million, attributable to an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made subsequent to the second quarter of fiscal 2007.

Total expenses for the second quarter of fiscal 2008 increased by approximately $51.9 million, or 10.1%, as compared to the second quarter of fiscal 2007. Contributing to this increase was an increase in our Metals segment expenses of approximately $161.6 million primarily due to higher cost of sales related to increased sales. The overall increase was offset by a decrease in Home Fashion segment expenses of approximately $82.5 million primarily due to lower cost of sales and lower selling, general and administrative expenses. Additionally, there was a decrease in Investment Management expenses of $28.6 million primarily due to lower compensation expense, financing expense and a reduction in deferred management fee payable as a result of the decline in the Investment Management segment performance in the second quarter of fiscal 2008, and a decrease in our Real Estate segment expenses of $3.0 million primarily due to a decrease in development sales activity.

Loss from continuing operations was $96.9 million for the second quarter of fiscal 2008 compared to income from continuing operations of $43.6 million for the second quarter of fiscal 2007. This represented a decrease of $140.5 million, or 322.2%, for the comparable periods and was primarily due to a decline in income from our Investment Management and Real Estate segments and the Holding Company. Earnings from the Investment Management segment decreased by $172.2 million, as a result of a decline in performance of the Private Funds in the second quarter of fiscal 2008. Holding Company earnings decreased by $15.9 million, primarily due to lower realized gains recorded on investment portfolio and lower yields on cash balances compared to the second quarter of fiscal 2007. Additionally, Real Estate segment earnings decreased by $1.6 million, primarily due to decreased property development sales activity due to the general slowdown in residential and vacation home sales. Offsetting the decline in income was an increase in earnings of the Metals segment by $34.7 million and reduced losses in our Home Fashion segment of $14.6 million. The increase in earnings of the Metals segment was primarily due to an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made subsequent to the second quarter of fiscal 2007. The reduction in the Home Fashion segment losses was primarily due to lower selling, general and administrative expenses coupled with improved gross margins.

Six Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total revenues in the first six months of fiscal 2008 decreased by approximately $1.4 billion, or 81.1%, to $327.8 million as compared to the first six months of fiscal 2007. The decrease is primarily due to a decline in Investment Management segment revenues of approximately $1.5 billion. This decline was primarily due to a decrease in the value of the Private Funds’ largest core equity positions in the first six months of fiscal 2008 compared to an increase in the value of the Private Funds’ largest core equity positions in the first six months of fiscal 2007. Results were also negatively affected by decreased Home Fashion segment revenues of approximately $137.8 million as a result of a weaker home textile retail environment and the exit of unprofitable programs. In addition, net gain from non-asset management investment activities and interest, dividends and other income decreased by $68.8 million and $33.9 million, respectively, resulting from lower realized gains recorded on the Holding Company’s investment portfolio and lower yields on cash balances, respectively. Real Estate segment revenues decreased by approximately $7.1 million primarily attributable to decrease in property development sales activity due to the general slowdown in residential and vacation home sales. Offsetting these decreases in revenues were an increase in Metals segment revenues of approximately $313.6 million, attributable to an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made during fiscal 2007.

Total expenses for the first six months of fiscal 2008 increased by approximately $28.4 million, or 2.8%, as compared to the first six months of fiscal 2007. Contributing to this increase was an increase in our Metals segment expenses of approximately $242.2 million primarily due to higher cost of sales related to increased sales. The overall increase was offset by a decrease in Home Fashion segment expenses of approximately $178.1 million primarily due to lower cost of sales and lower selling, general and administrative expenses. Additionally, there was a decrease in Investment Management expenses of $40.9 million primarily due to lower compensation expense, financing expense and a reduction in deferred management fee payable as a result of the decline in the Investment Management segment performance in the first six months of fiscal 2008 and a decrease in our Real Estate segment expenses of $7.3 million primarily due to a decrease in development sales activity.

Loss from continuing operations was $115.8 million for the first six months of fiscal 2008 compared to income from continuing operations of $226.9 million for the first six months of fiscal 2007. This represented a decrease of $342.7 million, or 151.0%, for the comparable periods and was primarily due to a decline in income from our Investment Management and Real Estate segments and the Holding Company. Earnings from the Investment Management segment decreased by $286.8 million, as a result of a decline in performance of the Private Funds in the first six months of fiscal 2008. Holding Company earnings decreased by $109.3 million, primarily due to lower realized gains recorded on investment portfolio and lower yields on cash balances compared to the first six months of fiscal 2007. Additionally, Real Estate segment earnings decreased by $2.6 million, primarily due to decreased property development sales activity due to the general slowdown in residential and vacation home sales. Offsetting the decline in income was an increase in earnings of the Metals segment by $37.0 million and reduced losses in our Home Fashion segment of $19.0 million. The increase in earnings of the Metals segment was primarily due to an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made during fiscal 2007. The reduction in the Home Fashion segment losses was primarily due to lower selling, general and administrative expenses coupled with improved gross margins.

Investment Management Operations

Overview

On August 8, 2007, we acquired the general partnership interests in Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (and, together with the Onshore GP, being referred to herein as the General Partners), acting as general partners of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below) and Icahn Capital Management L.P., or New Icahn Management, a Delaware limited partnership. Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds (as defined below). Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund L.P.; (ii) Icahn Partners Master Fund II L.P., and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The Offshore GP also acts as general partner of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds and, together with the Investment Funds, are referred to herein as the Private Funds.

Revenues

Through December 31, 2007, the Investment Management segment derived revenues from three sources: (1) management fees; (2) incentive allocations; and (3) gains and losses from our investments in the Private Funds. Effective January 1, 2008, the Investment Management segment derives its income from (1) special profits interest allocations; (2) incentive allocations; and (3) gains and losses from our investments in the Private Funds.

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

The General Partners and their affiliates may also earn income through their investments in the Investment Funds. Icahn Enterprises Holdings may earn income through its investment in the Investment Funds. In both cases the income may consist of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

AUM and Fund Performance

The table below reflects changes to AUM for the three and six months ended June 30, 2008 and 2007. The end-of-period balances represent total AUM, including accrued special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, deferred management fees) and incentive allocations and our own investments in the Private Funds as well as investments of other affiliated parties who have not been charged special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations for the periods presented (in $000s).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$7,894,921	$5,337,435	$7,510,670	$4,019,993
Net (out-flows) in-flows	(166,406)	679,901	211,473	1,614,207
(Depreciation) appreciation	(719,596)	338,654	(713,224)	721,790
Balance, end of period	$7,008,919	$6,355,990	$7,008,919	$6,355,990
Fee-paying AUM	$4,749,237	$4,804,594	$4,749,237	$4,804,594

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the Three Months Ended June 30,		Gross Return(1) for the Six Months Ended June 30,
	2008	2007	2008	2007
Private Funds	-9.1%	6.0%	-8.9%	15.6%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was a loss of 9.1% for the second quarter of fiscal year 2008 and loss of 8.9% for the first six months of fiscal year 2008. During the second quarter of fiscal 2008, losses were primarily a result of the decline in the value of core holdings of Motorola Inc. and Yahoo!, which represented over 70% of the Private Funds’ total losses for the first six months of fiscal 2008. During the first six months of fiscal 2008, the Private Funds’ short equity exposure produced gains due to the negative performance of U.S. equity markets and the Private Funds’ short exposure to the financial sector. Long and short exposure to the credit markets, including fixed income, bank debt and derivative instruments, contributed gains for the first six months of fiscal 2008.

The Private Funds’ aggregate gross performance was 6.0% for the second quarter of fiscal 2007 and 15.6% for the first six months of fiscal 2007. Performance during the first six months of fiscal 2007 was driven by a few core positions, including MedImmune (which was acquired by AstraZeneca), Temple Inland Inc. and Lear Corporation. Motorola Inc., the Private Funds’ largest position, was a negative contributor to performance. Short equity exposure, of which the energy hedge was the largest component, had a negative impact on performance but helped to mitigate volatility. Overall, the energy sector was profitable for the first six months of fiscal 2007.

Equity positions in Motorola Inc., Yahoo!, MedImmune, Temple Inland Inc. and Lear Corporation have been previously disclosed in other SEC filings.

Since inception in November 2004, the Private Funds’ gross returns are 75.3%, representing an annualized rate of return of 16.6% through June 30, 2008, which is indicative of a typical investor who has invested since inception of the Private Funds. These returns have been the result of bottom-up security selection, largely driven by our core activist equity positions. Past performance is not necessarily indicative of future results.

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

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the three and six months ended June 30, 2008 and 2007 as follows ($000s):

For the Three Months Ended June 30, 2008

	Investment Management Operations
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Special profits interest allocation	$(5,046)		$—	$5,046	$—
Incentive allocations	(477)		—	477	—
Net loss from investment activities	(70,803	)(1)	(772,533)	70,803	(772,533)
Interest, dividends and other income	611		62,371	—	62,982
	(75,715)		(710,162)	76,326	(709,551)
Costs and expenses	10,318		(6,222)	—	4,096
Interest expense	—		2,398	—	2,398
Loss from continuing operations before income taxes and non-controlling interests	(86,033)		(706,338)	76,326	(716,045)
Income tax benefit	215		—	—	215
Non-controlling interests in loss	—		692,382	(62,370)	630,012
Loss from continuing operations	$(85,818)		$(13,956)	$13,956	$(85,818)

For the Three Months Ended June 30, 2007

	Investment Management Operations
	Icahn Enterprises’ Interests	Consolidated Private Funds		Eliminations	U.S. GAAP Reported Income
Revenues:
Management fees	$34,849	$		$(32,284)	$2,565
Incentive allocations	51,735		—	(51,735)	—
Net gain from investment activities	16,512		323,366	(16,512)	323,366
Interest, dividends and other income	187		42,670	—	42,857
	103,283		366,036	(100,531)	368,788
Costs and expenses	16,031		12,728	—	28,759
Interest expense	—		6,331	—	6,331
Income from continuing operations before income taxes and non-controlling interests	87,252		346,977	(100,531)	333,698
Income tax expense	(855)		—	—	(855)
Non-controlling interests in income	—		(246,446)	—	(246,446)
Income from continuing operations	$86,397		$100,531	$(100,531)	$86,397

For the Six Months Ended June 30, 2008

	Investment Management Operations
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Net loss from investment activities	$(71,361	)(1)	$(798,596)	$71,361	$(798,596)
Interest, dividends and other income	760		102,343	—	103,103
	(70,601)		(696,253)	71,361	(695,493)
Costs and expenses	18,324		11	—	18,335
Interest expense	—		3,256	—	3,256
Loss income from continuing operations before income taxes and non-controlling interests	(88,925)		(699,520)	71,361	(717,084)
Income tax expense	(272)		—	—	(272)
Non-controlling interests in loss	—		691,711	(63,552)	628,159
Loss from continuing operations	$(89,197)		$(7,809)	$7,809	$(89,197)

For the Six Months Ended June 30, 2007

	Investment Management Operations
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Management fees	$65,844	$—	$(62,468)	$3,376
Incentive allocations	120,509	—	(120,509)	—
Net gain from investment activities	42,896	687,875	(42,896)	687,875
Interest, dividends and other income	307	81,617	—	81,924
	229,556	769,492	(225,873)	773,175
Costs and expenses	30,380	22,556	—	52,936
Interest expense	—	9,545	—	9,545
Income from continuing operations before income taxes and non-controlling interests	199,176	737,391	(225,873)	710,694
Income tax expense	(1,604)	—	—	(1,604)
Non-controlling interests in income	—	(511,518)	—	(511,518)
Income from continuing operations	$197,572	$225,873	$(225,873)	$197,572

(1)	The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no special profits interest allocation effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of June 30, 2008, the total value of this investment is approximately $620.7 million, with an unrealized loss of $62.4 million and $63.6 million for the three and six months ended June 30, 2008, respectively. These amounts are reflected in the General Partners’ net assets and earnings but are eliminated at the Holding Company level. However, the General Partners’ allocated share of net assets and earnings from the Private Funds includes the amount of these eliminated amounts.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

For the second quarter of fiscal 2008, the Target Special Profits Interest Amount was $27.6 million. Because of losses incurred by the Private Funds during the second quarter of fiscal 2008, there was a special profits interest allocation reversal of $5.0 million made for the second quarter of fiscal 2008. The Target Special Profits Interest Amount of $60.0 million (representing the sum of the first and second quarter 2008 Target Special Profits Interest Amount of $32.4 million and $27.6 million, respectively) will be carried forward and will be accrued to the extent that there are sufficient net profits in the Investment Funds to cover such amounts. There was no special profits interest allocations in the second quarter of fiscal 2007 because special profits interest allocations started effective January 1, 2008.

There were no management fees in the second quarter of fiscal 2008 as these fees were terminated on January 1, 2008. Management fees were $34.8 million for the second quarter of fiscal 2007.

We had an incentive allocation reversal of $0.5 million in the second quarter of fiscal 2008 compared to an incentive allocation of $51.7 million in the second quarter of fiscal 2007. This represented a decrease of $52.2 million, or approximately 100%, between the comparable periods. This decrease was due to the decline in performance of the Private Funds during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 as the Private Funds’ largest core equity positions declined in value. Incentive allocations earned from the Private Funds are accrued on a quarterly basis and are generally allocated to the General Partners at the end of the Private Funds’ fiscal year. There is no incentive allocation accrued at June 30, 2008.

The net loss from investment activities of $70.8 million accrued by the interests of Icahn Enterprises in the General Partners and in its direct investment in the Private Funds in the second quarter of fiscal 2008 consists of two components. The first reflects a net loss of $8.4 million relating to the decrease in the General Partners’ investment in the Private Funds as a result of the decline in the performance of the General Partners’

investment. This compares with $16.5 million in the second quarter of fiscal 2007. The second component includes a net investment loss in the second quarter of fiscal 2008 of $62.4 million on the original aggregate $700 million invested in the Private Funds by the Holding Company. The Holding Company made three equal investments in September, October and November 2007 aggregating to the $700 million.

Net realized and unrealized losses of the Private Funds on investment activities were $772.5 million for the second quarter of fiscal 2008, compared to a gain of $323.4 million for the second quarter of fiscal 2007. This decrease relates to the decline in performance of the Private Funds during the second quarter of fiscal 2008 caused by the decline in the value of the Private Funds’ largest core equity positions.

Interest, dividends and other income increased by $20.2 million, or 47.0%, to $63.0 million for the second quarter of fiscal 2008, compared to $42.8 million for the second quarter of fiscal 2007. The increase was primarily attributable to amounts earned on interest-paying investments.

The General Partners’ costs and expenses decreased by $5.7 million, or 35.6%, to $10.3 million for the second quarter of fiscal 2008, compared to $16.0 million for the second quarter of fiscal 2007. This decrease is primarily due to a decrease in compensation awards as there was no accrual made for special profits interest allocations and incentive allocations in the second quarter of fiscal 2008.

Private Funds’ costs and expenses decreased by $22.9 million, or 120.1%, to $(3.8) million for the second quarter of fiscal 2008, compared to $19.1 million for the second quarter of fiscal 2007. This decrease is primarily attributable to net loss accrued on the deferred management fee payable by the consolidated Offshore Fund.

Non-controlling interests in loss was $630.0 million for the second quarter of fiscal 2008, as compared to non-controlling interests in income of $246.4 million for the second quarter of fiscal 2007. This decrease was due to the decline in performance of the Private Funds during the second quarter of fiscal 2008 as discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the first six months of fiscal 2008, the Target Special Profits Interest Amount was $60.0 million. Because of losses incurred by the Private Funds for the first six months of fiscal 2008, there was no accrual for special profits interest allocation for the first six months of fiscal 2008. The Target Special Profits Interest Amount of $60.0 will be carried forward and will be accrued to the extent that there are sufficient net profits in the Investment Funds to cover such amounts. There was no special profits interest allocations in the first six months of fiscal 2007 because special profits interest allocations started effective January 1, 2008.

There were no management fees in the first six months of fiscal 2008 as these fees were terminated on January 1, 2008. Management fees were $65.8 million for the first six months of fiscal 2007.

There was no incentive allocation to the General Partners in the first six months of fiscal 2008 compared to an incentive allocation of $120.5 million in the first six months of fiscal 2007. This represented a decrease of $120.5 million, or approximately 100%, between the comparable periods. This decrease was due to the decline in performance of the Private Funds during the first six months of fiscal 2008 compared to the first six months of fiscal 2007 as the Private Funds’ largest core equity positions declined in value. Incentive allocations earned from the Private Funds are accrued on a quarterly basis and are generally allocated to the General Partners at the end of the Private Funds’ fiscal. There is no incentive allocation accrued at June 30, 2008.

The net loss from investment activities of $71.4 million accrued by the interests of Icahn Enterprises in the General Partners and in its direct investment in the Private Funds in the first six months of fiscal 2008 consists of two components. The first reflects a net loss of $7.8 million relating to the decrease in the General Partners’ investment in the Private Funds as a result of the decline in the performance of the General Partners’ investment. This compares with a gain of $42.9 million in the first six months of fiscal 2007. The second component includes a net investment loss in the first six months of fiscal 2008 of $63.6 million on the original aggregate $700 million invested in the Private Funds by the Holding Company. The Holding Company made three equal investments in September, October and November 2007 aggregating to the $700 million.

Net realized and unrealized losses of the Private Funds on investment activities were $798.6 million for the first six months of fiscal 2008, compared to a gain of $687.9 million for the first six months of fiscal

2007. This decrease relates to the decline in performance of the Private Funds during the first six months of fiscal 2008 caused by the decline in the value of the Private Funds’ largest core equity positions.

Interest, dividends and other income increased by $21.2 million, or 25.9%, to $103.1 million for the first six months of fiscal 2008, compared to $81.9 million for the first six months of fiscal 2007. The increase was primarily attributable to amounts earned on interest-paying investments.

The General Partners’ costs and expenses decreased by $12.1 million, or 39.7%, to $18.3 million for the first six months of fiscal 2008, compared to $30.4 million for the first six months of fiscal 2007. This decrease is primarily due to a decrease in compensation awards as there was no accrual made for special profits interest allocations and incentive allocations in the first six months of fiscal 2008.

Private Funds’ costs and expenses decreased by $28.8 million, or 89.8%, to $3.3 million for the first six months of fiscal 2008, compared to $32.1 million for the first six months of fiscal 2007. This decrease is primarily attributable to decreases in interest expense relating to securities sold, not yet purchased and a decrease in other investment expenses.

Non-controlling interests in loss was $628.2 million for the first six months of fiscal 2008, as compared to non-controlling interests in income of $511.5 million for the first six months of fiscal 2007. This decrease was due to the decline in performance of the Private Funds during the first six months of fiscal 2008 as discussed above.

All Other Operations

Metals

Our Metals segment is conducted through our indirect wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three and six months ended June 30, 2008 and 2007 (in 000s) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$434,106	$214,493	$736,941	$423,379
Cost of sales	362,763	204,014	632,558	394,772
Gross profit	71,343	10,479	104,383	28,607
Selling, general and administrative expenses	8,327	5,427	14,733	10,359
Income from continuing operations before interest, income taxes and non-controlling interests in income	$63,016	$5,052	$89,650	$18,248
Ferrrous tons sold	588	425	1,137	835
Non-ferrous pounds sold	39,333	30,746	73,349	57,183

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net sales for the second quarter of fiscal 2008 increased by $219.6 million, or 102.4%, to $434.1 million as compared to $214.5 million for the second quarter of fiscal 2007. This increase was primarily driven by a $189.9 million improvement in ferrous revenues. Ferrous average pricing was approximately $245 per gross ton higher and ferrous shipments were 164,000 gross tons higher than the second quarter of fiscal 2007. Ferrous pricing reached historically high levels in the second quarter of fiscal 2008, with shredded material prices quoted at $551 per gross ton in the June American Metals Market Scrap Composites Index. The increased prices are being driven by strong worldwide demand for recycled metals. All product lines contributed to the revenue increase: non-ferrous $6.1 million, secondary products $13.1 million, brokerage $3.7 million, non-ferrous residue $5.7 million and mill service revenue $1.1 million compared to the second quarter of fiscal 2007. Scrap yards acquired subsequent to the second quarter of fiscal 2007 contributed $53.8 million of the overall sales increase, including $39.4 million and 93,000 gross tons of the ferrous revenue and volume increases, respectively.

Gross profit for the second quarter of fiscal 2008 increased by $60.9 million, or 580.8%, to $71.3 million compared to the second quarter of fiscal 2007. As a percentage of net sales, cost of sales was 83.6% and 95.1% for the second quarter of fiscal 2008 and fiscal 2007, respectively. The increase in gross profit and lower cost of sales percentage are primarily due to increased selling prices in the second quarter of fiscal 2008 that exceeded the increased cost of scrap supply. Yards acquired subsequent to the second quarter of fiscal 2007 also contributed to the increase in the gross profit in the second quarter of fiscal 2008.

Selling, general and administrative expenses increased approximately $2.9 million, or 53.4%, to $8.3 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase was attributed to $3.0 million of employee-related costs, partly offset by lower spending in other cost categories. Headcount increases supported growth and the acquired yards, and reduced the cost of using external contractors. The increase in expenses also included increased incentive compensation expenses related to the Metals segment’s strong level of operating performance.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net sales for the first six months of fiscal 2008 increased by $313.5 million, or 74.1%, to $736.9 million as compared to $423.4 million for the first six months of fiscal 2007. The increase is primarily due to the impact of continued increases in ferrous pricing in the first six months of fiscal 2008. Ferrous market prices grew to historically high levels in the first six months of fiscal 2008. Ferrous revenues in the yards were $269.0 million, or 111%, higher compared to those for the first six months of fiscal 2007. Revenues of secondary products and non-ferrous sales increased by $17.0 million and $14.7 million, respectively, compared to the first six months of fiscal 2007. Scrap yards acquired during fiscal 2007 contributed $99.9 million of the overall sales increase in the first six months of fiscal 2008, including $73.3 million and 185,000 gross tons of the ferrous revenue and volume increases, respectively.

Gross profit for the first six months of fiscal 2008 increased by $75.8 million, or 264.9%, to $104.4 million compared to the first six months of fiscal 2007. As a percentage of net sales, cost of sales was 85.8% and 93.2% for the first six months of fiscal 2008 and fiscal 2007, respectively. The increase in gross profit and lower cost of sales percentage are primarily due to increased selling prices in the first six months of fiscal 2008 that exceeded the increased cost of scrap supply.

Selling, general and administrative expenses increased approximately $4.4 million, or 42.2%, to $14.7 million for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. Employee- related costs accounted for $3.7 million of the increase compared to the first six months of fiscal 2007, reflecting headcount increases to support growth and the acquired yards and increased incentive compensation expenses related to the Metals segment’s strong level of operating performance.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and associated resort activities associated with property development. The three related operating lines of our real estate segment are all individually immaterial and have been aggregated for purposes of reporting our operating results below.

The following table summarizes the key operating data for real estate activities for the three and six months ended June 30, 2008 and 2007 (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental real estate	$3,873	$3,754	$7,800	$7,593
Property development	12,635	14,736	24,804	32,881
Resort operations	7,821	7,458	14,310	13,518
Total revenues	24,329	25,948	46,914	53,992
Expenses:
Rental real estate	1,533	1,286	2,859	2,590
Property development	12,177	15,073	23,097	30,685
Resort operations	7,705	8,062	14,525	14,456
Total expenses	21,415	24,421	40,481	47,731
Income from continuing operations before interest, income taxes and non-controlling interests in income	$2,914	$1,527	$6,433	$6,261

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total revenues decreased by $1.6 million, or 6.2%, to $24.3 million in the second quarter of fiscal 2008 from $25.9 million in the second quarter of fiscal 2007. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales. In the second quarter of fiscal 2008, we sold 15 residential units for approximately $12.6 million at an average price of $0.8 million with a profit margin of 8.2%. In the second quarter of fiscal 2007, we sold 19 residential units for approximately $14.7 million at an average price of $0.8 million with a profit margin of 10.0%.

Total expenses decreased by $3.0 million, or 12.3%, to $21.4 million in the second quarter of fiscal 2008 from $24.4 million in second quarter of fiscal 2007. The decrease was primarily due to lower expenses due to decrease in property development sales activity. In fiscal 2008, property development expenses included asset impairment charges of approximately $0.6 million primarily attributable to inventory units in our Grand Harbor, Florida subdivision. In fiscal 2007, property development expenses included an asset impairment charge of $1.8 million related to certain condominium land in our Oak Harbor, Florida subdivision.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenues decreased by $7.1 million, or 13.1%, to $46.9 million in the first six months of fiscal 2008 from $54.0 million in the first six months of fiscal 2007. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales. In the first six months of fiscal 2008, we sold 26 residential units for approximately $24.8 million at an average price of $1.0 million with a profit margin of 9.2%. In the first six months of fiscal 2007, we sold 56 residential units for approximately $32.9 million at an average price of $0.6 million with a profit margin of 12.2%.

Total expenses decreased by $7.2 million, or 15.2%, to $40.5 million in the first six months of fiscal 2008 from $47.7 million in first six months of fiscal 2007. The decrease was attributable to lower expenses due to decrease in property development sales activity. In the first six months of fiscal 2008, property development expenses included asset impairment charges of approximately $0.6 million compared to an asset impairment charge of $1.8 million in the first six months of fiscal 2007.

Based on current residential sales conditions, coupled with the pending completion of our Westchester, New York properties and the depressed Florida real estate market, we anticipate that property development sales and profits will decline for the full year in fiscal 2008 from levels achieved in fiscal 2007. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved, and credit market conditions continue to have a negative impact on commercial real estate valuations.

Certain properties are reclassified as discontinued operations when subject to a contract and are excluded from income from continuing operations.

Home Fashion

Historically, WPI has been adversely affected by a variety of unfavorable conditions, including the following items that continue to have an impact on its operating results:

•	adverse competitive conditions for U.S. manufacturing facilities compared to manufacturing facilities located outside of the United States;
•	growth of low-priced imports from Asia and Latin America resulting from lifting of import quotas; and
•	a difficult U.S. retail market for home textiles.

During the first six months of fiscal 2008, WPI’s performance continued to be affected by the weak retail environment, but its gross earnings/margins improved resulting from both lower costs of production from shifting a significant portion of its manufacturing base overseas and lower factory underutilization charges as the result of U.S. plant closures in fiscal 2007 and early fiscal 2008, coupled with a better sales mix due to the exit of unprofitable programs.

Summarized statements of operations for the three and six months ended June 30, 2008 and 2007 included in the consolidated statements of operations is as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$96,018	$151,111	$209,874	$347,749
Cost of sales	89,198	155,104	194,104	352,084
Gross earnings/margins	6,820	(3,993)	15,770	(4,335)
Expenses:
Selling, general and administrative expenses	23,902	27,152	50,123	59,210
Restructuring and impairment charges	7,019	20,382	13,667	24,693
Total expenses	30,921	47,534	63,790	83,903
Loss from continuing operations before interest, income taxes and non-controlling interests in loss	$(24,101)	$(51,527)	$(48,020)	$(88,238)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The second quarter of fiscal 2008 continued to reflect lower sales due to the weak home textile retail environment and the exit of unprofitable programs, but reflected improvements in both gross earnings/margins and operating earnings as a result of shifting manufacturing capacity from the United States to lower cost countries and lowering selling, general and administrative expenditures and reduced restructuring and impairment charges, coupled with a better sales mix. Net sales were $96.0 million, a decrease of 36.5%, compared to $151.1 million in the second quarter of fiscal 2007. Bed products net sales for the second quarter of fiscal 2008 were $62.4 million, a decrease of $26.6 million from $89.0 million in the second quarter of fiscal 2007, and bath products net sales were $33.6 million, a decrease of $27.8 million compared to $61.4 million in the second quarter of fiscal 2007.

Total depreciation expense for the second quarter of fiscal 2008 was $2.9 million, of which $1.8 million was included in cost of sales and $1.1 million was included in selling, general and administrative expenses. Total depreciation expense for the second quarter of fiscal 2007 was $4.4 million, of which $3.5 million was included in cost of sales and $0.9 million was included in selling, general and administrative expenses. The reduction in depreciation expense was primarily due to U.S. plant closures made during fiscal 2007.

Gross earnings/margins for the second quarter of fiscal 2008 were $6.8 million, or 7.1% of net sales, compared with $(4.0) million, or (2.6)% of net sales, for the second quarter of fiscal 2007. Gross earnings/margins improved as a result of shifting manufacturing capacity from the United States to lower cost countries and closing numerous U.S. plants during fiscal 2007 and early fiscal 2008. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for the second quarter of fiscal 2008 were $23.9 million as compared to $27.1 million for the second quarter of fiscal 2007, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI continues to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Total expenses for the second quarter of fiscal 2008 include $1.5 million of non-cash impairment charges related to plants that have closed and $5.5 million of restructuring charges (of which $1.0 million related to severance costs and $4.5 million related to continuing costs of closed plants and transition expenses). Total expenses for the second quarter of fiscal 2007 included $15.4 million of non-cash fixed asset impairment charges related to plants that had been or have now been closed and $5.0 million of restructuring charges (of which $1.4 million related to severance costs and $3.6 million related to continuing costs of closed plants and transition expenses).

WPI continues its restructuring efforts and, accordingly, anticipates that restructuring charges (particularly with respect to the carrying costs of closed facilities until such time as these locations are sold) and operating losses will continue to be incurred throughout fiscal 2008. If WPI’s restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

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

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The first six months of fiscal 2008 continued to reflect lower sales due to the weak home textile retail environment and the exit of unprofitable programs, but reflected improvements in both gross earnings/margins and operating earnings as a result of shifting manufacturing capacity from the United States to lower cost countries and lowering selling, general and administrative expenditures and reduced restructuring and impairment charges, coupled with a better sales mix. Net sales were $209.9 million, a decrease of 39.6% compared to $347.7 million in the first six months of fiscal 2007. Bed products net sales for the first six months of fiscal 2008 were $135.7 million, a decrease of $77.8 million compared to $213.5 million in the first six months of fiscal 2007 and bath products net sales were $74.2 million, a decrease of $58.5 million compared to $132.7 million in the first six months of fiscal 2007.

Total depreciation expense for the first six months of fiscal 2008 was $5.6 million, of which $3.6 million was included in cost of sales and $2.0 million was included in selling, general and administrative expenses. Total depreciation expense for the first six months of fiscal 2007 was $9.1 million, of which $7.2 million was included in cost of sales and $1.9 million was included in selling, general and administrative expenses. The reduction in depreciation expense was primarily due to U.S. plant closures made during fiscal 2007.

Gross earnings/margins for the first six months of fiscal 2008 were $15.8 million, or 7.5% of net sales, compared with $(4.3) million, or (1.3)% of net sales, for the first six months of fiscal 2007. Gross earnings/margins improved as a result of shifting manufacturing capacity from the United States to lower cost countries and closing numerous U.S. plants during fiscal 2007 and early fiscal 2008. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for the first six months of fiscal 2008 were $50.1 million as compared to $59.2 million for the first six months of fiscal 2007, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI continues to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Total expenses for the first six months of fiscal 2008 include $1.5 million of non-cash impairment charges related to plants that have closed and $12.1 million of restructuring charges (of which $2.5 million related to severance costs and $9.6 million related to continuing costs of closed plants and transition expenses). Total expenses for the first six months of fiscal 2007 included $15.4 million of non-cash fixed asset impairment charges related to plants that had been or have now been closed and $9.3 million of restructuring charges (of which $1.8 million related to severance costs and $7.5 million related to continuing costs of closed plants and transition expenses).

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net loss from investment activities decreased by $8.3 million, or 47.0%, to $9.5 million in the second quarter of fiscal 2008 as compared to a net loss of $17.8 million in the second quarter of fiscal 2007. The decrease was primarily due to higher realized gains recorded on the investment portfolio in the second quarter of fiscal 2008.

Expenses, excluding interest expense, increased by $3.7 million, or 96.9%, to $7.6 million for the second quarter of fiscal 2008 as compared to $3.9 million for the second quarter of fiscal 2007. The increase is primarily due to increase in professional fees.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net gain from investment activities decreased by $68.8 million, or 111.9%, to a loss of $7.3 million in the first six months of fiscal 2008 as compared to a gain of $61.5 million in the first six months of fiscal 2007. The decrease was primarily due to lower realized gains recorded on the investment portfolio in the first six months of fiscal 2008.

Expenses, excluding interest expense, increased by $3.5 million, or 30.0%, to $15.0 million for the first six months of fiscal 2008 as compared to $11.5 million for the first six months of fiscal 2007. The increase is primarily due to increase in professional fees.

All Other Operations — Interest, Other Income and Interest Expense

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Interest, dividends and other income decreased by $24.6 million, or 59.6%, to $16.7 million in the second quarter of fiscal 2008 as compared to $41.3 million in the second quarter of fiscal 2007. This decrease was primarily due to lower yields on cash balances in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Interest expense increased by $0.6 million, or 1.7%, to $36.1 million in the second quarter of fiscal 2008 as compared to $35.5 million in the second quarter of fiscal 2007.

Non-controlling interests in loss for the second quarter of fiscal 2008 decreased by $12.2 million, or 60.9%, compared to the second quarter of fiscal 2007, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Interest, dividends and other income decreased by $33.9 million, or 46.7%, to $38.7 million in the first six months of fiscal 2008 as compared to $72.6 million in the first six months of fiscal 2007. This decrease was primarily due to lower yields on cash balances in the first six months of fiscal 2008 compared to the first six months of fiscal 2007.

Interest expense increased by $9.0 million, or 14.3%, to $73.3 million in the first six months of fiscal 2008 as compared to $63.3 million in the first six months of fiscal 2007. This increase is primarily due to interest incurred on the $600 million of variable rate notes issued in April 2007.

Non-controlling interests in loss for the first six months of fiscal 2008 decreased by $15.4 million, or 49.8%, compared to the first six months of fiscal 2007, primarily as a result of the impact of the minority interests’ share of the losses incurred by WPI.

Income Taxes

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

For the second quarter of fiscal 2008, we recorded an income tax provision of $22.3 million on pre-tax loss of $712.5 million. For the second quarter of fiscal 2007, we recorded an income tax provision of $2.2 million on pre-tax income of $272.1 million. Our effective income tax rate was (3.1)% and 0.8% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

For the second quarter of fiscal 2008, we recorded an income tax provision of $32.7 million on pre-tax loss of $726.8 million. For the second quarter of fiscal 2007, we recorded an income tax provision of $3.9 million on pre-tax income of $711.4 million. Our effective income tax rate was (4.5)% and 0.5% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Discontinued Operations

American Casino & Entertainment Properties LLC

On February 20, 2008, we consummated the sale of our subsidiary, ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of approximately $473.9 million, after taxes (subject to resolution of post-closing adjustments). The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit approximately $1.156 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Code. Such proceeds were deposited into the escrow accounts pending the fulfillment of Section 1031 exchange requirements. There are no assurances that we will fulfill our Section 1031 exchange obligations using the proceeds placed into escrow.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. Upon entry into a contract to sell a property, the operating results and cash flows associated with the property are reclassified to discontinued operations and historical financial statements are reclassified to conform to the current classification.

In the first six months of fiscal 2008, we sold three rental properties for $11.8 million for a net gain of $5.7 million compared to one property sold for $4.4 million for a net gain of $3.9 million in the first six months of fiscal 2007.

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, in fiscal 2007 WPI accrued approximately $8.1 million of expense relating to the estimated liability for termination of the leases relating to its retail outlet stores facilities. As of June 30, 2008 and December 31, 2007, the accrued lease termination liability balance was approximately $3.5 million and $7.1 million, respectively, which is included in liabilities of discontinued operations in our consolidated balance sheets.

Results of Discontinued Operations

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. For further discussion, see Note 3, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements.

Summarized financial information for discontinued operations for the three and six months ended June 30, 2008 and 2007 is as follows (in $000s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gaming(1)	$—	$114,138	$59,619	$227,026
Real Estate	274	995	811	2,076
Home Fashion – retail stores	—	14,678	—	28,644
Total revenues	$274	$129,811	$60,430	$257,746
Income (loss) from discontinued operations:
Gaming	$—	$31,319	$13,430	$54,546
Real Estate	179	636	601	1,266
Home Fashion – retail stores	13	(1,475)	(154)	(3,779)
Total income from discontinued operations before income taxes, interest and other income	192	30,480	13,877	52,033
Interest expense	—	(5,461)	(2,564)	(10,901)
Interest and other income	—	273	322	19,334
Income from discontinued operations before income taxes and non-controlling interests in income of	192	25,292	11,635	60,466
Income tax expense	(3)	(6,038)	(3,890)	(15,232)
	189	19,254	7,745	45,234
Non-controlling interest in loss (income)	(4)	519	50	(531)
(Loss) gain on sales of discontinued operations, net of income tax expense	(2,109)	841	479,517	14,026
(Loss) income from discontinued operations	$(1,924)	$20,614	$487,312	$58,729

(1)	Gaming segment results for the six months ended June 30, 2008 are through February 20, 2008, the date of the ACEP sale.

Interest and other income for the six months ended June 30, 2007 includes approximately $8.5 million relating to a real estate tax refund received by Atlantic Coast Entertainment Holdings, Inc. and approximately $10.1 million representing the net gain on settlement of litigation relating to GB Holdings Inc.

The gain on sales of discontinued operations for the six months ended June 30, 2008 includes approximately $473.9 million, net of income taxes of approximately $258.4 million, recorded on the sale of ACEP on February 20, 2008. The gain on sales of discontinued operations for the six months ended June 30, 2007 includes approximately $3.9 million of gain on sales of real estate assets and $9.3 million relating to a working capital adjustment to the gain recorded on the sale of the Oil and Gas business in November 2006.

Liquidity and Capital Resources

Consolidated Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $2.1 billion, investments of $279.1 million and total debt of $2.0 billion. The Holding Company made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of June 30, 2008, the total value of this investment is approximately $620.7 million, with an unrealized loss of $63.6 million for the first six months of fiscal 2008. These amounts are eliminated in our consolidated financial statements. In addition, we also have the ability to draw down on our credit facility. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150.0 million. As of June 30, 2008 there were no borrowings under the facility. See “Borrowings” below for additional information concerning credit facilities for our subsidiaries.

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

Cash Flows

Operating Activities

Net cash used in operating activities for the first six months of fiscal 2008 was approximately $244.6 million compared to $1.8 billion for the first six months of fiscal 2007, primarily attributable to the activity of our Investment Management operations. Net cash used in continuing operations from our Investment Management operations was $214.4 million for the first six months of fiscal 2008 compared to $1.8 billion for the comparable period in fiscal 2007 due primarily from investment activities which provided cash of approximately $518.1 million during the first six months of fiscal 2008 compared to a net use of cash of approximately $2.6 billion for the comparable period in fiscal 2007, offset in part by earnings from continuing operations and non-controlling interests in income and loss as well as changes in operating assets and liabilities. Net cash used in operating activities from continuing operations for all other operations was approximately $23.4 million for the first six months of fiscal 2008 and $37.9 million for the comparable prior year period primarily due to investment losses offset by year to date net losses for fiscal 2008 and net changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities for the first six months of fiscal 2008 was $248.2 million compared to $225.2 million for the first six months of fiscal 2007. Net cash used in investing activities from continuing operations was approximately $954.0 million for the first six months of fiscal 2008 compared to net cash provided by investing activities from continuing operations of $225.2 million for the comparable period in fiscal 2007 primarily due to the restricted cash relating to Section 1031 exchange transactions generated from the sale of ACEP in the first quarter of fiscal 2008. Similarly, net cash provided by investing activities from discontinued operations increased $1.2 billion year over year primarily due to the proceeds from the sale of ACEP of approximately $1.2 billion in the first quarter of fiscal 2008.

Financing Activities

Net cash used in financing activities for the first six months of fiscal 2008 was approximately $97.9 million compared to net cash provided by financing activities of approximately $2.9 billion for the comparable period in fiscal 2007. Within our Investment Management operations, cash received from capital contributions by non-controlling interests decreased approximately $1.2 billion for the first six months of fiscal 2008 compared to the comparable period in fiscal 2007. Additionally, we had proceeds from the issuance of senior notes and from variable rate notes during the first six months of fiscal 2007 totaling approximately $1.1 billion. In addition, we repaid $255.0 million balance of credit facilities relating to ACEP in the first quarter of fiscal 2008.

Borrowings

Debt consists of the following (in $000s):

	June 30, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$600,000	$600,000
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	974,043	973,387
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	351,731	351,570
Senior secured 7.85% notes due 2012 – ACEP	—	215,000
Borrowings under credit facility – ACEP	—	40,000
Mortgages payable	101,240	104,030
Other	8,362	14,796
Total debt	2,035,376	2,298,783
Less debt related to assets held for sale	—	(257,330)
	$2,035,376	$2,041,453

See Note 11, “Debt,” of our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of June 30, 2008, we are in compliance with all debt covenants.

On February 20, 2008, American Entertainment Properties Corp, our wholly owned indirect subsidiary, sold all of the issued and outstanding membership interests of ACEP. The sale of ACEP included the Stratosphere and three other Nevada gaming operations, which comprised our remaining gaming operations. As a result, we no longer have the senior secured 7.85% notes or borrowings under credit facilities – ACEP as summarized in the above table.

Contractual Commitments

Except for the repayment of ACEP’s senior secured 7.85% notes due 2012 and borrowings under ACEP’s credit facility upon the sale of ACEP which was consummated on February 20, 2008, there were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet as compared to those reported in our Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 17, 2008.

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

Segment Liquidity and Capital Resources

Investment Management Operations

Historically, the growth in the AUM of the Private Funds resulted primarily from capital from new investors. Prior to January 1, 2008, as management fees were earned and received by Icahn Management (and for the period from August 8, 2007 through December 31, 2007, New Icahn Management) generally at the beginning of each quarter, such growth directly impacted our cash flows. As discussed above, effective January 1, 2008, the management fees were terminated and the General Partners are eligible to receive special profits interest allocations which, to the extent that they are earned, will generally be paid annually.

For periods prior to January 1, 2008, management fees generated by the Investment Management operations had been sufficient to cover operating expenses as they were earned and paid quarterly. Effective January 1, 2008, the management fees were terminated and the Investment Management operations may receive special profits interest allocations. Special profits interest allocations are paid annually to the extent that there are sufficient net profits of the Private Funds to cover such amounts. In the event that there are not sufficient net profits of the Private Funds to cover the entire Targeted Special Profits Interest Amount in any given year, the Investment Management operations may require intercompany loans from the Holding Company to fund its operations. As of June 30, 2008, we believe that the Investment Management operations had sufficient liquidity to cover its operating expenses over the next 12 months. However, should there be a shortfall in cash, the Holding Company will make intercompany loans to the Investment Management to fund their operations.

As of June 30, 2008, the ratio of the notional exposure of our invested capital to net asset value of the Private Funds was approximately 1.25 to 1.00 on the long side and 0.92 to 1.00 on the short side. (The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument). We believe that the Private Funds have access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Net cash used in operating activities is largely comprised of purchases of securities and sales proceeds from securities transactions. Purchases of securities during each of the first six months of fiscal 2008 and fiscal 2007 were approximately $4.3 billion while proceeds from sales of securities were approximately $2.8 billion and $2.9 billion for the first six months of fiscal 2008 and fiscal 2007, respectively. Net cash used in operating activities was $214.4 million and $1.8 billion for the first six months of fiscal 2008 and fiscal 2007, respectively, due to the changes in investment activities.

There were no cash flows attributable to investing activities during any of the relevant periods, as investments-related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows.

Cash inflows from investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions to and distributions from non-controlling interests in consolidated affiliated partnerships. Net cash provided by financing activities was $200.0 million and $1.8 billion for the first six months of fiscal 2008 and fiscal 2007, respectively. The decrease in the first six months of fiscal 2008 was due to decreased capital contributions from investors in the Private Funds of $1.2 billion compared to the first six months of fiscal 2007.

All Other Operations

Metals

The primary source of cash from our Metals segment is from the operation of its properties. Historically Metals segment’s liquidity requirements primarily pertained to the funding of acquisitions, capital expenditures and payment of dividends. Prior to our acquisition on November 5, 2007, the Metals segment funded acquisitions principally from net cash provided by operating activities, from borrowings and capital contributions from Philip.

As of June 30, 2008, the Metals segment had cash and cash equivalents of approximately $12.8 million.

During the first six months of fiscal 2008, net cash generated from operating activities was $8.4 million, resulting primarily from $54.0 million of net income and $10.6 million of favorable non-cash adjustments to income, offset by a $56.2 million increase in working capital. The increase in working capital was due to a $94.7 million increase in accounts receivable that was attributed to higher levels of sales during the second quarter of fiscal 2008. Increased inventory turnover resulted in reduced inventory of $0.5 million, and accounts payable and accrued expenses increased $38.5 million primarily due to higher income taxes payable.

Net cash used in investing activities for the first six months of fiscal 2008 included capital spending of $20.6 million, which included the acquisition of Slippery Rock Towing and Salvage, and $1.6 million for the purchase of additional shares of common stock. Capital expenditures for the remainder of fiscal 2008 are expected to total approximately $32.0 million for existing facilities, and include a new shredder and ongoing growth and maintenance capital for existing recycling facilities.

Net cash provided by financing activities was $7.0 million. This was generated from the net proceeds of an intercompany revolving loan from Icahn Enterprises. Outstanding intercompany borrowings at the end of the first quarter of fiscal 2008 were repaid during the second quarter of fiscal 2008, but strong market conditions and increased sales levels in the second quarter of fiscal 2008 necessitated additional short-term borrowing. The outstanding balance was repaid in July 2008.

The Metals segment believes that increased cash flows from operations coupled with funds available from Icahn Enterprises will be sufficient to fund working capital requirements, acquisitions and anticipated dividend requirements over the next 12 months. The Metals segment also believes that the timing and size of future capital requirements, consistent with the Metals segment’s strategy, are subject to change. Metals segment’s management anticipates that capital spending will increase over the next three to five years, as the Metals segment vertically integrates into feeder yards and increased mobile car crushing and transportation. The Metals segment expects to continue to upgrade its processing equipment and invest in the latest technologies for recovery of non-ferrous material within its shredded product.

Real Estate

Our Real Estate segment generates cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

At June 30, 2008, we had cash and cash equivalents of $195.7 million compared to $172.2 million at December 31, 2007.

In the first six months of fiscal 2008, cash provided by operating activities from continuing operations was $15.9 million primarily from income from continuing operations of $3.3 million, non-cash charges of $3.0 million and a decrease in property development inventory of $4.3 million. Cash used in investing activities was $2.6 million for capital expenditures. Cash used in financing activities was $2.8 million for payments of mortgage debt.

In the first six months of fiscal 2008, we sold three rental properties for $11.8 million.

We anticipate operating cash flows to be positive across all real estate segments for the remainder of fiscal 2008. In fiscal 2008, property development construction expenditures are expected to be approximately $30 million which we will fund from unit sales and, if proceeds are insufficient, from available cash reserves. We have a $20 million mortgage due in September of 2008, which we anticipate to refinance.

Home Fashion

For the first six months of fiscal 2008, the Home Fashion segment had a negative operating cash flow from continuing operations of $9.7 million as compared to a negative operating cash flow from continuing operations of $54.5 million for the first six months of fiscal 2007. Such negative cash flow reduction was principally due to decreased losses and reductions in working capital. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2008.

At June 30, 2008, WPI had approximately $128.8 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of June 30, 2008, but there were outstanding letters of credit of $12.7 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $65.2 million at June 30, 2008.

Capital expenditures by WPI were $7.5 million and $21.6 million for the first six months of fiscal 2008 and fiscal 2007, respectively. Capital expenditures for fiscal 2008 are expected to total between $12.0 and $15.0 million.

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

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $194.0 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital, capital spending and scheduled payments on the notes payable through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products in fiscal 2008. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, the financing may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

On April 1, 2008 and June 3, 2008, we paid a distribution of $0.25 per unit, aggregating $35.9 million, to depositary unitholders of record at the close of business on March 18, 2008 and May 22, 2008, respectively.

On August 6, 2008, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the third quarter of fiscal 2008. The distribution will be paid on September 5, 2008 to depositary unitholders of record at the close of business on August 22, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

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

Critical Accounting Policies and Estimates

Except for our Investment Management operations’ new revenue recognition policy on special profits interest allocations as discussed below, there were no other material changes to our critical accounting policies and estimates during the six months ended June 30, 2008 as compared to those reported in our Annual Report on Form 10-K for the fiscal year 2007 filed with the SEC on March 17, 2008.

Revenue Recognition on Special Profits Interest Allocations

The General Partners generate income from amounts earned pursuant to contractual arrangements with the Private Funds.

Prior to January 1, 2008, such amounts typically included an annual management fee of 2.5% of the net asset value before a performance-based incentive allocation of 25% of capital appreciation (both realized and unrealized) earned by the Private Funds subject to a “high water mark” (whereby the General Partners did not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). Such amounts have been (and may in the future be) modified or waived in certain circumstances. The General Partners (and New Icahn Management prior to January 1, 2008) and their affiliates may also earn income through their investments in the Private Funds. Effective January 1, 2008, the management fees were eliminated and the General Partners are eligible to receive special profits interest allocations as discussed below.

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

The General Partners’ special profits interest allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96, Accounting for Management Fees Based on a Formula, and are allocated to the General Partners at the end of Private Funds’ fiscal year (or sooner on redemptions). Such accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Private Funds’ fiscal year.

Recently Issued Accounting Pronouncements

SFAS No. 141(R).  In December 2007, the FASB issued Standard of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

Forward-Looking Statements

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, or the Exchange Act, as amended, or by Public Law 104-67.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and equity prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2007 that we filed with the SEC on March 17, 2008 for disclosures relating to interest rates and our equity prices. Except for changes to the market risk in our Investment Management operations as discussed below, there have been no other material changes as of June 30, 2008.

Investment Management Operations — Market Risk

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of June 30, 2008, we estimate that in the event of a 10% decline in fair value of these investments, the fair value of securities owned and securities sold, not yet purchased would decrease by $604.6 million and increase by $109.7 million, respectively, and the fair value of derivatives would increase by $186.5 million. However, we estimate that the impact to our share of the net gain (loss) from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 10% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 90% of the change in fair value.

Item 4. Controls and Procedures

As of June 30, 2008, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first six months of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Each of the parties has filed a notice of appeal with the United States Court of Appeals for the Second Circuit. As part of that appeal, the parties have the right to raise issues relating to the District Court’s November 2005 opinion, and the Orders entered thereon, as well as issues relating to the October 9th Order. Briefing has been completed on the appeal, but the Court has not yet scheduled oral argument.

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

On June 4, 2008, the Chancery Court granted defendants’ motion for summary judgment on Plaintiffs’ claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and conversion, and dismissed those claims. The Court granted Plaintiffs’ motion for summary judgment, on liability only, on Plaintiffs’ claim that WPI breached the Registration Rights Agreement, holding that WPI was obliged to proceed with the registration of its securities with the SEC. The Court denied the remainder of the parties’ summary judgment motions. In further proceedings, the Chancery Court held that because a decision of the Second Circuit on the appeal in the federal proceedings may directly affect some claims and may influence the issues to be tried on other claims in the Chancery Court, the trial should be held in Delaware after the decision by the Second Circuit. Therefore, no trial date has been set.

We continue to vigorously defend against all claims asserted in the federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI and its subsidiaries or the business prospects of WPI and its subsidiaries.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of June 30, 2008 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through June 30, 2008. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different than those presented for all periods presented.

Lear Corporation

We and certain of our affiliates, among others, were named as defendants in various actions filed in connection with our proposed merger with Lear Corporation (“Lear”). The Lear shareholders rejected the merger and the merger agreement has been terminated. The remaining action is an action captioned “Fourth Amended Consolidated Shareholder Derivative Complaint” that has been filed in the court of Chancery of the State of Delaware against us and certain of our affiliates, among others (the “Fourth Amended Complaint”). The Fourth Amended Complaint challenges the amended merger agreement by alleging breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment and waste. Motions to dismiss the Fourth Amended Complaint are currently pending. We continue to vigorously defend the claims asserted in the Fourth Amended Complaint and believe that we have valid defenses, but cannot predict the outcome at this stage of the litigation.

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

Since the redemption of NEGI’s former interest in NEG Holding, NEGI has had no business operations and its principal assets consist of its cash and short-term investment balances, which currently aggregate approximately $47.8 million. On March 14, 2008, the shareholders voted to approve the liquidation and dissolution of NEGI. NEGI filed a Form 15 with the SEC on March 26, 2008 deregistering its securities under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, we cannot predict the outcome of the litigation on us or on our interest in NEGI.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for fiscal 2007, filed with the SEC on March 17, 2008, did not materially change during the period covered by this report.

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
By: /s/ Dominick Ragone Dominick Ragone Principal Financial Officer

Date: August 11, 2008

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