Form 10-Q
period 2008-09-30
ICAHN ENTERPRISES L.P.
filed 2008-11-05
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 3, 2008, there were 70,489,510 depositary units and 12,502,254 preferred units outstanding.

ICAHN ENTERPRISES L.P.
INDEX

i

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In $000s, except unit amounts)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Investment Management:
Cash and cash equivalents	$8,457	$26,027
Cash held at consolidated affiliated partnerships and restricted cash	2,939,909	1,104,748
Securities owned, at fair value	5,930,257	5,920,209
Due from brokers	554,571	847,891
Other assets	257,072	151,012
	9,690,266	8,049,887
Automotive:
Cash and cash equivalents	781,547	—
Accounts receivable, net	1,185,634	—
Inventories, net	1,033,968	—
Property, plant and equipment, net	2,014,884	—
Goodwill and intangible assets	2,072,341	—
Other assets	814,706	—
	7,903,080	—
Metals, Real Estate and Home Fashion:
Cash and cash equivalents	264,747	328,099
Other assets	1,566,807	1,129,100
	1,831,554	1,457,199
Holding Company:
Cash and cash equivalents	1,531,474	1,758,706
Restricted cash	30,901	36,872
Other assets	385,385	1,130,982
	1,947,760	2,926,560
Total Assets	$21,372,660	$12,433,646
LIABILITIES AND PARTNERS' EQUITY
Investment Management:
Accounts payable, accrued expenses and other liabilities	$595,279	$467,581
Securities sold, not yet purchased, at fair value	1,038,768	206,128
Due to brokers	1,606,667	—
	3,240,714	673,709
Automotive:
Accounts payable, accrued expenses and other liabilities	1,860,541	—
Debt	2,907,721	—
Postemployment benefit liability	980,777	—
	5,749,039	—
Metals, Real Estate and Home Fashion:
Accounts payable, accrued expenses and other liabilities	195,584	188,974
Debt	88,303	116,496
	283,887	305,470
Holding Company:
Accounts payable, accrued expenses and other liabilities	176,055	358,381
Debt	1,926,183	1,924,957
Preferred limited partnership units	128,153	123,538
	2,230,391	2,406,876
Total Liabilities	11,504,031	3,386,055
Commitments and contingencies (Note 20)
Non-controlling interests:
Investment Management	5,816,251	6,594,014
Automotive	1,084,847	—
Holding Company and other	118,518	140,549
Partners' equity:
Limited partners
Depository units: 92,400,000 authorized; issued 71,626,710 at September 30, 2008 and December 31, 2007; outstanding 70,489,510 at September 30, 2008 and December 31, 2007	3,312,323	3,056,598
General partner	(451,389)	(731,649)
Treasury units at cost	(11,921)	(11,921)
Total Partners' Equity	2,849,013	2,313,028
Total Liabilities and Partners' Equity	$21,372,660	$12,433,646

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, except per unit amounts)

	Three Months Ended September 30,
	2008	2007
	(unaudited)
Revenues:
Investment Management	$(594,906)	$(78,413)
Automotive	1,724,680	—
Metals	406,596	199,607
Real Estate	27,723	32,719
Home Fashion	116,307	185,597
Holding Company	114,893	75,003
Total revenues	1,795,293	414,513
Expenses:
Investment Management	35,371	20,453
Automotive	1,699,141	—
Metals	373,561	189,336
Real Estate	22,633	27,122
Home Fashion	126,785	220,549
Holding Company	39,589	47,275
Total expenses	2,297,080	504,735
Loss from continuing operations before income taxes and non-controlling interests in (income) loss	(501,787)	(90,222)
Income tax expense	(32,553)	(9,952)
Non-controlling interests in (income) loss:
Investment Management	560,516	94,276
Automotive	(5,409)	—
Holding Company and other	3,955	12,681
	559,062	106,957
Income from continuing operations	24,722	6,783
Discontinued operations:
Income from discontinued operations, net of income taxes	11	4,538
Non-controlling interests in loss	26	4,959
(Loss) gain on dispositions, net of income taxes	(1,423)	7,660
(Loss) income from discontinued operations	(1,386)	17,157
Net earnings	$23,336	$23,940
Net earnings (loss) attributable to:
Limited partners	$22,872	$34,783
General partner	464	(10,843)
	$23,336	$23,940
Net earnings per LP unit:
Basic and diluted earnings (loss):
Income from continuing operations	$0.34	$0.27
(Loss) income from discontinued operations	(0.02)	0.25
Basic and diluted earnings per LP unit	$0.32	$0.52
Weighted-average LP units outstanding	70,490	66,830
Cash distributions declared per LP unit	$0.25	$0.15

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In 000s, except per unit amounts)

	Nine Months Ended September 30,
	2008(1)	2007
	(unaudited)
Revenues:
Investment Management	$(1,290,399)	$694,762
Automotive	4,392,212	—
Metals	1,143,727	622,454
Real Estate	74,879	89,904
Home Fashion	327,934	540,871
Holding Company	142,278	204,033
Total revenues	4,790,631	2,152,024
Expenses:
Investment Management	56,962	82,934
Automotive	4,257,440	—
Metals	1,020,951	594,785
Real Estate	66,761	78,719
Home Fashion	385,483	657,558
Holding Company	122,363	116,900
Total expenses	5,909,960	1,530,896
(Loss) income from continuing operations before income taxes and non-controlling interests in (income) loss	(1,119,329)	621,128
Income tax expense	(108,602)	(13,807)
Non-controlling interests in (income) loss:
Investment Management	1,188,675	(417,242)
Automotive	(50,594)	—
Holding Company and other	19,492	43,644
	1,157,573	(373,598)
(Loss) income from continuing operations	(70,358)	233,723
Discontinued operations:
Income from discontinued operations, net of income taxes	7,756	49,772
Non-controlling interests in loss	76	4,428
Gain on dispositions, net of income taxes	478,094	21,686
Income from discontinued operations	485,926	75,886
Net earnings	$415,568	$309,609
Net earnings attributable to:
Limited partners	$411,255	$104,429
General partner	4,313	205,180
	$415,568	$309,609
Net earnings per LP unit:
Basic and diluted earnings (loss):
(Loss) income from continuing operations	$(1.27)	$0.47
Income from discontinued operations	7.10	1.17
Basic and diluted earnings per LP unit	$5.83	$1.64
Weighted-average LP units outstanding	70,490	63,533
Cash distributions declared per LP unit	$0.75	$0.40

(1)	Automotive segment results are for the period March 1, 2008 through September 30, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2008
(Unaudited) (In 000s)

	General Partner’s Deficit	Limited Partners’ Equity Depositary Units	Held in Treasury		Total Partners' Equity
			Amounts	Units
Balance, December 31, 2007	$(731,649)	$3,056,598	$(11,921)	1,137	$2,313,028
Comprehensive income:
Net earnings	4,313 (1)	411,255	—	—	415,568
Net unrealized losses on available-for-sale securities	(206)	(10,158)	—	—	(10,364)
Translation adjustments and other	40,765	(98,949)	—	—	(58,184)
Comprehensive income	44,872	302,148	—	—	347,020
Acquisition of Federal-Mogul	236,330	—			236,330
Partnership distributions	(1,073)	(52,867)	—	—	(53,940)
Change in subsidiary equity and other	131	6,444	—	—	6,575
Balance, September 30, 2008	$(451,389)	$3,312,323	$(11,921)	1,137	$2,849,013

Accumulated Other Comprehensive Loss at September 30, 2008 was $58,449.

(1)	Includes a charge of $24,761 relating to the sale of ACEP.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(Unaudited) (In $000s)

	Nine Months Ended September 30,
	2008(1)	2007
Cash Flows from operating activities:
Net (loss) earnings:
Investment Management	$(158,958)	$191,411
Automotive, Holding Company and other	88,600	42,312
Income from discontinued operations	485,926	75,886
Net earnings	$415,568	$309,609
(Loss) income from continuing operations:
Investment Management:	$(158,958)	$191,411
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Non-controlling interests in (loss) income	(1,188,675)	417,242
Deferred income tax expense	—	(2,504)
Investment losses (gains)	1,755,641	(646,454)
Purchases of securities	(5,717,750)	(6,907,622)
Proceeds from sales of securities	3,643,648	4,812,569
Purchases to cover securities sold, not yet purchased	(417,304)	(1,223,657)
Proceeds from securities sold, not yet purchased	1,558,357	1,513,698
Net premiums received on derivative contracts	116,049	—
Changes in operating assets and liabilities:
Cash held at consolidated affiliated partnerships and restricted cash	(1,835,161)	(29,737)
Due from brokers	293,320	(761,686)
Other assets	(52,732)	159,324
Due to broker	1,606,667	—
Accounts payable, accrued expenses and other liabilities	115,136	195,651
Net cash used in continuing operations	(281,762)	(2,281,765)
Automotive, Holding Company and other:	88,600	42,312
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	236,261	28,716
Investment gains	(81,892)	(75,644)
Preferred LP unit interest expense	4,615	4,393
Non-controlling interests in income (loss)	31,102	(43,644)
Deferred income tax expense	(2,191)	5,954
Impairment loss on long-lived assets	6,220	22,432
Net cash used in activities on trading securities	—	(38,505)
Other, net	7,434	(6,724)
Changes in operating assets and liabilities:
Trade, notes and other receivables, net	(77,901)	(40,089)
Other assets	42,663	17,020
Inventories, net	88,548	(9,144)
Accounts payable, accrued expenses and other liabilities	(101,743)	(961)
Net cash provided by (used in) continuing operations	241,716	(93,884)
Net cash used in continuing operations	(40,046)	(2,375,649)
Income from discontinued operations	485,926	75,886
Depreciation and amortization	5	8,610
Net gain from sales of businesses and properties	(478,094)	(11,749)
Change in operating assets and liabilities	(15,037)	2,412
Net cash (used in) provided by discontinued operations	(7,200)	75,159
Net cash used in operating activities	(47,246)	(2,300,490)

(1)	Automotive segment results are for the period March 1, 2008 through September 30, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Nine Months Ended September 30, 2008 and 2007
(Unaudited) (In $000s)

	Nine Months Ended September 30,
	2008	2007
Cash flows from investing activities:
Automotive, Holding Company and other:
Capital expenditures	(699,420)	(48,424)
Purchases of marketable equity and debt securities	(3,525)	(151,133)
Proceeds from sales of marketable equity and debt securities	215,124	364,994
Net proceeds from the sales and disposition of long-lived assets	38,493	17,260
Acquisitions of businesses, net of cash acquired	(67,959)	(46,886)
Other	—	1,164
Net cash (used in) provided by investing activities from continuing operations	(517,287)	136,975
Discontinued operations:
Capital expenditures	(5,272)	(19,252)
Net proceeds from the sales and disposition of assets	1,222,944	18,442
Other, net	(97,846)	12,116
Net cash provided by investing activities from discontinued operations	1,119,826	11,306
Net cash provided by investing activities	602,539	148,281
Cash flows from financing activities:
Investment Management:
Capital distributions to partners	—	(442,501)
Capital subscriptions received in advance	720	23,336
Capital distributions to non-controlling interests	(430,292)	(59,366)
Capital contributions by non-controlling interests	683,764	2,525,273
Net cash provided by financing activities from continuing operations	254,192	2,046,742
Automotive, Holding Company and other:
Partners’ equity:
Partnership distributions	(53,940)	(26,566)
General partner contribution	—	16,446
Purchase of treasury shares by subsidiary	(16,652)	—
Dividends paid to minority holders of subsidiary	—	(18,529)
Proceeds from issuance of senior notes payable	—	492,130
Proceeds from variable rate notes	—	600,000
Proceeds from other borrowings	301	62,411
Repayments of other borrowings	(66,453)	(31,305)
Other	(1,823)	104
Net cash (used in) provided by financing activities from continuing operations	(138,567)	1,094,691
Net cash provided by financing activities from continuing operations	115,625	3,141,433
Net cash used in financing activities from discontinued operations	(255,000)	(370)
Net cash (used in) provided by financing activities	(139,375)	3,141,063
Effect of exchange rate changes on cash	(11,585)	3,199
Net increase in cash and cash equivalents*	404,333	992,053
Net change in cash of assets held for sale	69,060	(32,730)
Cash and cash equivalents, beginning of period	2,112,832	1,884,477
Cash and cash equivalents, end of period	$2,586,225	$2,843,800
*Net increase in cash and cash equivalents consists of the following:
Investment Management	$(27,570)	$(235,023)
Automotive, Holding Company and other	(425,723)	1,140,981
Discontinued operations	857,626	86,095
	$404,333	$992,053
Supplemental information:
Cash payments for interest	$276,183	$93,799
Cash payments for income taxes, net of refunds	$165,542	$19,596
Net realized losses on securities available for sale	$(10,364)	$(20,520)
LP unit issuance	$—	$810,000
Receipt of Lear common stock	$—	$12,500
Redemptions payable to non-controlling interests	$75,154	$—

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2008, affiliates of Mr. Icahn owned 64,288,061 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.2% and 86.5% of our outstanding depositary units and preferred units, respectively.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 3, “Operating Units,” and Note 18, “Segment Reporting.”

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“fiscal 2007”). The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified in order to conform to the current year presentation.

In accordance with United States generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis.

The consolidated financial statements include the accounts of (i) Icahn Enterprises, (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised (including Federal-Mogul Corporation (“Federal-Mogul”), which now comprises our Automotive segment) and (iii) entities in which Icahn Enterprises has a controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). Icahn Enterprises is considered to have control if it has a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. As a result, there are entities that are consolidated in our financial statements in which we only have a minority interest in the equity and income. The majority interests in these entities are reflected as non-controlling interests in our consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation.

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940 (the “ ‘40 Act”). Therefore, no more than 40% of our total assets will be invested in investment securities, as such term is defined in the ‘40 Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended (the “Code”).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

1. Description of Business and Basis of Presentation  – (continued)

Because of the nature of our business, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant. Variations in the results of our Investment Management segment can be significant. The results of our Real Estate and Home Fashion segments are seasonal. The results of our Automotive segment are moderately seasonal.

Change in Reporting Entity

As discussed in further detail in Note 2 “Acquisition of Controlling Interest in Federal-Mogul Corporation,” on July 3, 2008, we acquired, through a subsidiary, a 50.5% majority interest in Federal-Mogul, from Thornwood Associates Limited Partnership (“Thornwood”) and Thornwood’s general partner, Barberry Corp. (“Barberry”). Thornwood and Barberry are wholly owned by Mr. Carl C. Icahn. The transaction contemplated a series of events including the acquisition by Thornwood of 25,141,924 shares of Federal-Mogul common stock (“Federal-Mogul Shares”) as a result of Federal-Mogul’s emergence from bankruptcy on December 27, 2007 and the exercise on February 25, 2008 of options by Thornwood to acquire an additional 50,100,000 Federal-Mogul Shares, culminating in the acquisition by us on July 3, 2008 of a 50.5% majority interest in Federal-Mogul Shares from Thornwood. The acquisition of the controlling interest in Federal-Mogul is accounted for as a combination of entities under common control and recorded at the historical basis of the assets and liabilities acquired at the effective date of control by Mr. Icahn, February 25, 2008. During the third quarter of fiscal 2008, Federal-Mogul purchased approximately 1.1 million shares of its own capital stock which effectively increased our majority ownership to 51.1%.

For accounting purposes, Federal-Mogul’s earnings prior to our acquisition of the controlling interest in Federal-Mogul on July 3, 2008 have been allocated to Icahn Enterprises GP, our general partner, and therefore are excluded from the computation of basic and diluted earnings per limited partnership unit.

In connection with our acquisition of the controlling interest in Federal-Mogul, we have applied the following additional accounting policies as of March 1, 2008:

Trade Accounts Receivable:  Our Automotive segment has subsidiaries in Brazil, France, Germany, Italy and Spain that are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $298 million as of September 30, 2008. Of this amount, $270 million was factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2008, our Automotive segment had outstanding factored amounts of $12 million for which cash had not yet been drawn.

Pension and Other Postemployment Obligations:  Pension and other postemployment benefit costs are dependent upon assumptions used in calculating such costs. These assumptions include discount rates, health care cost trends, expected returns on plan assets and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods.

Revenue Recognition:  Our Automotive segment records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectibility of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

1. Description of Business and Basis of Presentation  – (continued)

Rebates/Sales Incentives:  Our Automotive segment accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

Shipping and Handling Costs:  Our Automotive segment recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

Engineering and Tooling Costs:  Pre-production tooling and engineering costs that our Automotive segment will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides our Automotive segment with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by our Automotive segment are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tooling’s expected life or the duration of the related program.

Research and Development and Advertising Costs:  Our Automotive segment expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred.

Foreign Currency Translation:  Exchange adjustments related to international currency transactions and translation adjustments for international subsidiaries whose functional currency is the U.S. dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

Restructuring:  Our Automotive segment defines restructuring expense to include costs directly related to exit or disposal activities accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 112, Employers' Accounting for Postemployment Benefits, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

New Accounting Policies

The Investment Management segment adopted Method 2 of Emerging Issues Task Force (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula (“EITF D-96”), related to a new special profits interest allocation agreement, effective January 1, 2008 as more fully described in Note 3, “Operating Units — Investment Management.”

The Investment Management segment enters into various derivative contracts, such as credit default swaps, and has adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), as more fully described in Note 8, “Financial Instruments.”

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
September 30, 2008

1. Description of Business and Basis of Presentation  – (continued)

be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is not permitted.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the provisions of this standard and the impact of adopting this standard as of January 1, 2009.

Filing Status of Subsidiary

Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and files annual, quarterly and current reports. Each of these reports is separately filed with the SEC and is publicly available.

2. Acquisition of Controlling Interest in Federal-Mogul Corporation

On July 3, 2008, Icahn Enterprises Holdings and its newly formed, wholly owned subsidiary, IEH FM Holdings LLC (“Acquisition Sub”), entered into a Stock Purchase Agreement (the “Agreement”) with Thornwood and Thornwood’s general partner, Barberry, pursuant to which we acquired a 50.5% majority interest in Federal-Mogul. Thornwood and Barberry are wholly owned by Mr. Carl C. Icahn. Prior to the acquisition of the shares by Icahn Enterprises Holdings, Thornwood owned 75,241,924 Federal-Mogul Shares, which represented approximately 74.87% of the total issued and outstanding shares of capital stock of Federal-Mogul. Thornwood acquired 50,100,000 Federal-Mogul Shares pursuant to the exercise of two options on February 25, 2008 that were acquired in December 2007 from the Federal-Mogul Asbestos Personal Injury Trust (the “Trust Stock”) and 25,141,924 Federal-Mogul Shares pursuant to and in connection with Federal-Mogul Plan of Reorganization under Chapter 11 of the United States Code, which become effective on December 27, 2007.

Pursuant to the Agreement, on July 3, 2008, Acquisition Sub purchased from Thornwood 50,750,000 Federal-Mogul Shares for an aggregate purchase price of $862,750,000 in cash (or $17.00 per share, which represented a discount to Thornwood’s purchase price for such shares). The purchased shares represented approximately 50.5% of the total issued and outstanding shares of capital stock of Federal-Mogul. During the third quarter of fiscal 2008, Federal-Mogul purchased approximately 1.1 million shares of its own capital stock which effectively increased our majority ownership to 51.1%.

The acquisition of the controlling interest in Federal-Mogul was approved by the audit committee of the independent directors of Icahn Enterprises GP. The audit committee was advised by its own legal counsel and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

2. Acquisition of Controlling Interest in Federal-Mogul Corporation  – (continued)

independent financial advisor with respect to the transaction. The audit committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid.

Business Description and History of Federal-Mogul

Federal-Mogul is a leading global supplier of parts, accessories, modules and systems to customers in the automotive, small engine, heavy-duty, marine, railroad, aerospace and industrial markets. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly owned subsidiaries or partially owned joint ventures, organized into five product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment manufacturers (“OEM”) and replacement parts (“aftermarket”) applications, including engine bearings, pistons, piston rings, piston pins, ignition products, fuel products, cylinder liners, valve seats and guides, sealing products, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, lighting, wiper and steering products. Federal-Mogul’s principal customers include most of the world’s OEMs of vehicles and industrial products and aftermarket retailers and wholesalers.

The predecessor to Federal-Mogul (the “Predecessor Company”) and all of its then-existing wholly owned U.S. subsidiaries filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001 (the “Petition Date”), certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) also filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (the “Effective Date”). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continued to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred herein as “Federal-Mogul” or the “Successor Company”).

In accordance with U.S. GAAP, Federal-Mogul was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.

Additional information concerning the emergence of Federal-Mogul from bankruptcy proceedings on December 27, 2007 and the settlement of claims related thereto can be found in the financial statements and footnotes of Federal-Mogul included in our current report on Form 8-K/A filed with the SEC on August 7, 2008.

Investment in Federal-Mogul

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of February 25, 2008 (the effective date of control by Thornwood and, indirectly, Carl C. Icahn), and thereafter, as a result of our acquisition of a majority interest in Federal-Mogul on July 3, 2008, we consolidated the financial position, results of operations and cash flows of Federal-Mogul.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

2. Acquisition of Controlling Interest in Federal-Mogul Corporation  – (continued)

We evaluated the activity between February 25, 2008 and February 29, 2008 and, based on the immateriality of such activity, concluded that the use of an accounting convenience date of February 29, 2008 was appropriate.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Federal-Mogul recorded on February 29, 2008. The initial fair values of the assets acquired are based on estimated fair values of Federal-Mogul upon emergence from bankruptcy on December 27, 2007, as modified by Federal-Mogul’s operating results for the period January 1, 2008 through February 29, 2008. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), certain long-term assets have been increased by $13.2 million as a result of our required utilization of Thornwood’s underlying basis in such assets.

	Fair Value	Fair Value over Basis	February 29, 2008
	(Millions of Dollars)
Cash and equivalents	$800.5	$—	$800.5
Accounts receivable, net	1,186.9	—	1,186.9
Inventories, net	1,107.2	—	1,107.2
Property, plant and equipment, net	2,105.1	—	2,105.1
Goodwill and intangible assets	1,826.2	13.2	1,839.4
Other assets	1,139.3	—	1,139.3
Assets Acquired	8,165.2	13.2	8,178.4
Accounts payable, accrued expenses and other liabilities	2,072.6	—	2,072.6
Debt	2,934.0	—	2,934.0
Postemployment benefits liability	1,008.3	—	1,008.3
Liabilities Assumed	6,014.9	—	6,014.9
Net Assets Acquired	$2,150.3	$13.2	2,163.5
Non-Controlling interest			(1,064.5)
			$1,099.0

In accordance with SFAS No. 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from Federal-Mogul’s bankruptcy to provide Federal-Mogul with adequate time to complete the valuation of its assets and liabilities. Future adjustments, if any, may result from:

•	Completion of valuation reports associated with long-lived tangible and intangible assets which may result in further adjustments or recording of additional assets or liabilities;
•	Adjustments to deferred tax assets and liabilities, which may be based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities; or
•	Adjustments to amounts recorded based upon estimated fair values or upon other measurements, which could change the amount of recorded goodwill.

The following table summarizes unaudited pro forma financial information assuming the acquisition of the controlling interest in Federal-Mogul had occurred on January 1, 2007. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position (in millions, except per unit data):

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

2. Acquisition of Controlling Interest in Federal-Mogul Corporation  – (continued)

	Nine Months Ended September 30, 2008
	Icahn Enterprises	Federal-Mogul	Pro Forma Adjustments	Total
		(January 1, 2008 to February 29, 2008)
Revenues	$4,790.6	$1,222.4	$—	$6,013.0
Loss from continuing operations	$(70.4)	$(30.6)	$66.8	$(34.2)
Net earnings (loss)	$415.6	$(30.6)	$66.8	$451.8
Basic and diluted loss per LP unit – continuing operations	$(1.27)			$(0.76)

	Nine Months Ended September 30, 2007
	Icahn Enterprises	Federal-Mogul	Pro Forma Adjustments	Total
Revenues	$2,152.0	$5,225.4	$(29.8)	$7,347.6
Income from continuing operations	$233.7	$22.2	$14.0	$269.9
Net earnings	$309.6	$22.2	$14.0	$345.8
Basic and diluted earnings per LP unit – continuing operations	$0.47			$1.03

The pro forma adjustments relate to the elimination of Chapter 11 expenses, adjustments relating to the adoption of fresh-start reporting and the 49.5% of Federal-Mogul’s income allocable to the non-controlling interests.

3. Operating Units

a. Investment Management

On August 8, 2007, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP, a Delaware limited partnership (“Icahn Management”), and Carl C. Icahn. Pursuant to the Contribution Agreement, we acquired the general partnership interests in Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”), acting as general partners of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined below), and Icahn Capital Management LP (“New Icahn Management”), a Delaware limited partnership.

Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds (as defined below). As further discussed below, effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd.

The Offshore GP also acts as general partner of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

3. Operating Units  – (continued)

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

Effective January 1, 2008, the Investment Fund LPAs provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that were not charged management fees, which include affiliates of Mr. Icahn) (in each case, an “Investor”). This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the “Target Special Profits Interest Amount”) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year.

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will generally be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return thereon) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the entire Target Special Profits Interest Amount determined for such Investor has been allocated to the applicable General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to such General Partner will be forfeited and the General Partner will never receive it.

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
September 30, 2008

3. Operating Units  – (continued)

and, accordingly, the aggregate amount of any special profits interest allocation attributable to such Investor will also depend upon the investment returns of the Investment Fund in which such hypothetical capital account is maintained.

In addition to receiving special profits interest allocations as described above, the General Partners receive incentive allocations from the Private Funds. Incentive allocations, which are primarily earned on an annual basis, are generally 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Private Funds that we manage. The incentive allocations are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and allocated to the capital accounts of the General Partners annually except for incentive allocations earned as a result of investor redemption events during interim periods. Therefore, our Investment Management segment’s revenues will be affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners’ incentive allocations and special profits interest allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96 and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Private Funds’ fiscal year.

For the three and nine months ended September 30, 2008, the Target Special Profits Interest Amount was $19.3 million and $79.3 million, respectively. No accrual for special profits interest allocation was made for the three and nine months ended September 30, 2008 due to losses in the Investment Funds. The Target Special Profits Interest Amount will be carried forward and will be accrued to the extent that there are sufficient net profits in the Investment Funds during the investment period to cover such amounts. There was no special profits interest allocation for the three and nine months ended September 30, 2007 because the special profits interest allocations started effective January 1, 2008.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul. Federal-Mogul is a leading global supplier of a broad range of parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and industrial markets, including customers in both the OEM market and the aftermarket. Federal-Mogul is organized into five product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket.

Federal-Mogul believes that the Automotive segment sales are well balanced between OEM and aftermarket, as well as domestic and international markets. Federal-Mogul’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets, such as Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets, including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

Restructuring Expenses

Federal-Mogul’s restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Federal-Mogul’s businesses and to relocate manufacturing operations to lower cost markets. These activities generally fall into one of the following categories:

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

3. Operating Units  – (continued)

1.	Closure of facilities and relocation of production — in connection with Federal-Mogul’s strategy, certain operations have been closed and related production relocated to best cost countries or to other locations with available capacity.
2.	Consolidation of administrative functions and standardization of manufacturing processes — as part of its productivity strategy, Federal-Mogul has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

In September 2008, Federal-Mogul announced a restructuring plan, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by approximately 8%. Federal-Mogul continues to solidify the individual components of this plan, and will announce those components as plans are finalized. For the period March 1, 2008 through September 30, 2008, Federal-Mogul has recorded the amount of severance that is probable and estimable, and that is not attributable to future service from the current employees. For the period March 1, 2008 through September 30, 2008, Federal-Mogul has recorded $10.7 million in restructuring charges associated with Restructuring 2009, and expects to incur additional restructuring charges up to $69 million through its fiscal year ending December 31, 2009, or fiscal 2009. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Federal-Mogul expects to finance its restructuring programs, including the restructuring program initiated in September 2008 as discussed above, over the next several years through cash generated from its ongoing operations or through cash available under the Exit Facilities, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of March 1, 2008, the accrued liability balance relating to restructuring programs was $14.3 million. For the three months ended September 30, 2008 and the period March 1, 2008 through September 30, 2008, Federal-Mogul incurred $11.3 million and $14.3 million of restructuring charges, respectively. Federal-Mogul paid $12.0 million of restructuring charges during the seven months ended September 30, 2008. Restructuring charges are included in expenses within our consolidated statement of operations. As of September 30, 2008, the accrued liability balance was $16.3 million, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges for the period March 1, 2008 through September 30, 2008 were $14.3 million. We report cumulative restructuring charges for Federal-Mogul effective March 1, 2008, the date on which Federal-Mogul is under common control with us.

c. Metals

We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals, Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets. For the nine

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

3. Operating Units  – (continued)

months ended September 30, 2008 and 2007, sales to PSC Metals’ top five customers amounted to approximately 40% and 31% of net sales, respectively. Two customers accounted for approximately 22% of PSC Metals’ net sales for the nine months ended September 30, 2008.

d. Real Estate

Our Real Estate segment consists of rental real estate, property development and associated resort activities.

As of September 30, 2008 and December 31, 2007, we owned 31 and 32 rental real estate properties, respectively. In August 2008, the Real Estate segment acquired two net leased properties for $464.5 million pursuant to a Code Section 1031 exchange. The acquisition of these two net leased properties was funded from a portion of the gross proceeds received from the sale of our Gaming segment. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 365 and 900 units of residential housing, respectively. Both developments operate golf and resort operations as well. We also completed a residential community in Westchester County, New York during the third quarter of fiscal 2008.

For the three and nine months ended September 30, 2008, property development expenses include asset impairment charges of approximately $1.5 million and $2.0 million, respectively, primarily attributable to inventory units at our Grand Harbor and Oak Harbor, Florida divisions. For the nine months ended September 30, 2007, property development expenses include asset impairment charges of approximately $1.8 million related to certain condominium land in our Oak Harbor, Florida subdivision.

As of September 30, 2008 and December 31, 2007, $53.6 million and $80.0 million, respectively, of the net investment in financing leases and net real estate leased to others was pledged to collateralize the payment of nonrecourse mortgages payable.

e. Home Fashion

We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including, among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks. During the fourth quarter of fiscal 2007, WPI sold the inventory at all of its 30 retail outlet stores and subsequently ceased operations of its retail stores. Therefore, the portion of the business related to the stores’ retail operations has been classified for all periods presented as discontinued operations.

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. For the nine months ended September 30, 2008 and 2007, sales to five customers amounted to approximately 45% and 47% of net sales, respectively. Two customers accounted for approximately 13% and 12%, respectively, of WPI’s net sales in the nine months ended September 30, 2008, and one customer accounted for approximately 16% of WPI’s net sales in the nine months ended September 30, 2007.

Restructuring and Impairment Expenses

To improve WPI’s competitive position, WPI management intends to continue to significantly reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. In the second quarter of fiscal 2008, WPI entered into an agreement with a third party to manage the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

3. Operating Units  – (continued)

majority of its U.S. warehousing and distribution operations, which WPI is consolidating into its Wagram, NC facility. As of September 30, 2008, approximately $175.5 million of WPI’s assets are located outside of the United States, primarily in Bahrain.

Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. The amount of accrued restructuring costs at December 31, 2007 was $0.8 million. During the three and nine months ended September 30, 2008, WPI incurred additional restructuring costs of $4.5 million and $16.6 million, respectively. During the three and nine months ended September 30, 2007, WPI incurred restructuring charges of $4.6 million and $13.9 million, respectively. Restructuring charges are included in expenses within our consolidated statement of operations. WPI paid $16.4 million of restructuring charges during the nine months ended September 30, 2008. As of September 30, 2008, the accrued liability balance was $1.0 million, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative impairment and restructuring charges from August 8, 2005 (acquisition date) through September 30, 2008 were $118.5 million.

WPI incurred non-cash impairment charges related to plants that have closed of $3.7 million and $5.2 million for the three and nine months ended September 30, 2008, respectively, and $6.5 million and $21.9 million for the three and nine months ended September 30, 2007, respectively.

WPI anticipates that restructuring charges will continue to be incurred throughout fiscal 2008. WPI anticipates incurring restructuring costs and impairment charges in fiscal 2008 relating to the current restructuring plan between $26.0 million and $29.0 million primarily related to the continuing costs of its closed facilities, transition expenses and impairment charges. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

4. Discontinued Operations and Assets Held for Sale

Results of Discontinued Operations and Assets and Liabilities Held for Sale

Gaming

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC (“ACEP”), for $1.2 billion to an affiliate of Whitehall Street Real Estate Fund, realizing a gain of approximately $472 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit approximately $1.2 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Code. During the third quarter of fiscal 2008, we invested $464.5 million of the gross proceeds to purchase two net leased properties within our Real Estate segment, resulting in a deferral of $103 million in taxes. The balance of the escrow accounts was subsequently released.

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

4. Discontinued Operations and Assets Held for Sale  – (continued)

it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI accrued in fiscal 2007 approximately $8.1 million of expense relating to the estimated liability for termination of the leases relating to its retail outlet stores facilities. As of September 30, 2008 and December 31, 2007, the accrued lease termination liability balance was approximately $3.2 million and $7.1 million, respectively, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations changed during the nine months ended September 30, 2008 and certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 have been reclassified to conform to the properties that have been classified as held for sale in the current periods.

Results of Discontinued Operations

The financial position and results of operations for our Gaming and certain portions of the Home Fashion and Real Estate segments described below are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

A summary of the results of operations for our discontinued operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Gaming(1)	$—	$109,367	$59,619	$336,393
Real Estate	191	631	1,002	2,707
Home Fashion – retail stores	—	16,010	—	44,654
Total revenues	$191	$126,008	$60,621	$383,754
Income (loss) from discontinued operations:
Gaming	$—	$23,410	$13,430	$77,956
Real Estate	79	415	680	1,680
Home Fashion – retail stores	(80)	(15,129)	(234)	(18,908)
Total (loss) income from discontinued operations before income taxes, interest and other income	(1)	8,696	13,876	60,728
Interest expense	—	(4,385)	(2,564)	(15,285)
Interest and other income	—	660	322	19,994
Income (loss) from discontinued operations before income taxes and non-controlling interests in loss	(1)	4,971	11,634	65,437
Income tax benefit (expense)	12	(433)	(3,878)	(15,665)
	11	4,538	7,756	49,772
Non-controlling interest in loss	26	4,959	76	4,428
(Loss) gain on sales of discontinued operations, net of income tax expense	(1,423)	7,660	478,094	21,686
(Loss) income from discontinued operations	$(1,386)	$17,157	$485,926	$75,886

(1)	Gaming segment results for the nine months ended September 30, 2008 are through February 20, 2008, the date of the ACEP sale.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

4. Discontinued Operations and Assets Held for Sale  – (continued)

Interest and other income for the nine months ended September 30, 2007 includes approximately $8.3 million relating to a real estate tax refund received by Atlantic Coast Entertainment Holdings, Inc. and approximately $10.1 million representing the net gain on settlement of litigation relating to GB Holdings Inc.

The gain on sales of discontinued operations for the nine months ended September 30, 2008 includes approximately $472 million, net of income taxes of approximately $260 million, recorded on the sale of ACEP on February 20, 2008. Of the $260 million in taxes recorded on the sale of ACEP, $103 million was deferred in a Code 1031 Exchange transaction during the third quarter of fiscal 2008. The gain on sales of discontinued operations for the nine months ended September 30, 2007 includes approximately $12.4 million of gain on sales of real estate assets and $9.3 million relating to a working capital adjustment to the gain recorded on the sale of our Oil and Gas business in November 2006.

Assets and Liabilities of Discontinued Operations

A summary of assets and liabilities of discontinued operations held for sale as of September 30, 2008 and December 31, 2007 is as follows (in $000s):

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$—	$107,265
Trade, notes and other receivables	—	5,615
Property, plant and equipment	24,272	459,149
Other assets	—	60,248
Assets of discontinued operations held for sale	$24,272	$632,277
Accounts payable and accrued expenses	$—	$49,013
Debt	—	257,330
Other liabilities	3,419	11,002
Liabilities of discontinued operations held for sale	$3,419	$317,345

In our consolidated balance sheets, assets of discontinued operations are classified within other assets while liabilities of discontinued operations are classified within accounts payable, accrued expenses and other liabilities.

5. Related Party Transactions

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

5. Related Party Transactions  – (continued)

a. Investment Management

Until August 8, 2007, Icahn Management elected to defer management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At September 30, 2008, the balance of the deferred management fees payable (included in accounts payable, accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $119.1 million and depreciation upon them was $11.2 million and $24.9 million for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, the deferred management fees from the Offshore Funds and related appreciation were eliminated in consolidation. (Prior to August 8, 2007, Icahn Management’s financial results were consolidated into our consolidated financial statements).

Effective January 1, 2008, Icahn Capital and the Holding Company paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including accounting, administrative, investment, legal and tax services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital and the Holding Company have charged Icahn Affiliates $1.1 million and $2.9 million for such services for the three and nine months ended September 30, 2008, respectively. Icahn Affiliates charged Icahn Management $0.9 million and $4.9 million for such services for the three and nine months ended September 30, 2007, respectively. Management believes that all allocated amounts are reasonable based upon the nature of the services provided.

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

Carl C. Icahn, along with his affiliates (other than Icahn Enterprises and its affiliates), makes investments in the Private Funds. These investments are not subject to special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations. As of September 30, 2008, the total value of these investments was approximately $1.46 billion.

b. Automotive

On July 3, 2008, Icahn Enterprises Holdings and its newly formed, wholly owned subsidiary, Acquisition Sub, entered into a Stock Purchase Agreement with Thornwood and Thornwood’s general partner, Barberry, pursuant to which we acquired a majority interest in Federal-Mogul. For further information on this transaction, see Note 2, “Acquisition of Controlling Interest in Federal-Mogul Corporation.”

c. Metals

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

5. Related Party Transactions  – (continued)

PSC Metals sold material to Alliance Castings for the three and nine months ended September 30, 2008 of approximately $7.4 million and $16.1 million, respectively, and for the three and nine months ended September 30, 2007, approximately $2.0 million and $7.0 million, respectively. Mr. Icahn is a major shareholder of Alliance Castings.

Philip issued approximately $6.3 million in letters of credit collateralizing certain of PSC Metals’ obligations, which remained outstanding at December 31, 2007. During the third quarter of fiscal 2008, PSC Metals replaced the letters of credit issued through Philip and issued its own letters of credit.

d. Administrative Services

In July 2005, we entered into a license agreement with an affiliate for the non-exclusive use of approximately 1,514 square feet for which we paid monthly base rent of $13,000 plus 16.4% of certain “additional rent” (as defined herein). The license agreement was amended effective August 8, 2007 to reflect an increase in our portion of the office space to approximately 4,246 square feet or approximately 64.76% of the total space leased to an affiliate, of which 3,125 square feet is allocated to Icahn Capital. Under the amended license agreement, effective August 8, 2007, the monthly base rent is approximately $147,500, of which approximately $39,000 is allocated to the Holding Company and approximately $108,500 is allocated to Icahn Capital. We also pay 64.76% of the additional rent payable under the license agreement, which is allocated 17.10% to the Holding Company and 47.66% to Icahn Capital. The license agreement expires in May 2012. Under the amended agreement, base rent is subject to increases in July 2008 and December 2011. We are also entitled to certain annual rent credits each December beginning December 2005 and continuing through December 2011. For the three and nine months ended September 30, 2008, we paid such affiliate $0.6 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2007, $0.4 million and $1.2 million, respectively, in connection with this licensing agreement.

An affiliate occupies a portion of certain office space leased by us. Monthly payments from the affiliate for the use of the space began on October 12, 2006. For each of the three and nine months ended September 30, 2008 and 2007, we received $20,000 and $60,000, for the use of such space, respectively.

For the three and nine months ended September 30, 2008, we paid $201,000 and $570,000 respectively, to XO Holdings, Inc., an affiliate of Icahn Enterprises GP, our general partner, for telecommunication services, and for the three and nine months ended September 30, 2007, we paid $220,000 and $721,000 respectively.

We provide certain professional services to an affiliate of Icahn Enterprises GP for which we charged $0.6 million and $1.7 million for three and nine months ended September 30, 2008, respectively, and for the three and nine months ended September 30, 2007, we charged $0.2 million and $0.5 million, respectively. As of September 30, 2008, accounts payable, accrued expenses and other liabilities in the consolidated balance sheet included $1.5 million to be applied to our charges to the affiliate for services to be provided to it.

An affiliate provided certain professional services to WPI for which it incurred charges of approximately $323,000 and $397,000 for the three and nine months ended September 30, 2008, respectively, and, for the three and nine months ended September 30, 2007, it incurred $97,000 and $411,000, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

6. Investments and Related Matters

a. Investment Management

Securities owned, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ securities owned, securities sold, not yet purchased and unrealized gains and losses on derivatives (in $000s):

	September 30, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Securities Owned, at fair value:
Common stock	$6,920,782	$4,849,193	$4,929,067	$5,133,486
Convertible preferred stock	13,376	7,666	30,400	28,272
Call options	143,453	70,039	196,562	177,127
Put options	—	—	48,325	67,387
Corporate debt	1,205,184	1,003,359	558,402	513,937
Total Securities Owned, at fair value	$8,282,795	$5,930,257	$5,762,756	$5,920,209
Securities Sold, Not Yet Purchased, at fair value:
Common stock	$1,266,209	$1,037,522	$177,157	$192,935
Put options	4,652	337	5,315	8,480
Corporate debt	987	909	11,061	4,713
Total Securities Sold, Not Yet Purchased, at fair value	$1,271,848	$1,038,768	$193,533	$206,128
Unrealized Gains on Derivative Contracts, at fair value(1):	$12,151	$128,243	$74,340	$110,181
Unrealized Losses on Dervivative Contracts, at fair value(2):	$71,464	$209,898	$17,602	$15,726

(1)	Amounts are included in other assets in our consolidated financial statements
(2)	Amounts are included in accounts payable, accrued expenses and other liabilities in our consolidated financial statements

Upon the adoption of Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies (“SOP 07-1”), the General Partners lost their ability to retain specialized accounting pursuant to the AICPA Audit and Accounting Guide — Investment Companies. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS 115 (“SFAS No. 159”). The application of the fair value option pursuant to SFAS No. 159 is irrevocable. The Private Funds record unrealized gains and losses for the change in the fair value of these securities as a component of net gain from investment activities in the consolidated statements of operations.

The following table summarizes those investments for which the Private Funds would otherwise apply the equity method of accounting under Accounting Principles Board Opinion No. 18, The Equity Method of

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

6. Investments and Related Matters  – (continued)

Accounting for Investments in Common Stock (“APB 18”), and are presented before non-controlling interests. The Private Funds applied the fair value option pursuant to SFAS No. 159 to such investments through September 30, 2008 (in $000s):

	Private Funds Stock Ownership Percentage		Gains (Losses)		Gains (Losses)
		Fair Value September 30, 2008	Three Months Ended September 30,		Nine Months Ended September 30,
Investment			2008	2007	2008	2007
Adventrx Pharmaceuticals Inc.	3.83%	$657	$(631)	$113	$(899)	$(1,306)
Blockbuster Inc.	7.70%	27,407	(7,897)	13,924	(28,954)	512
WCI Communities Inc.	11.42%	963	(6,021)	(51,488)	(17,243)	(64,867)
		$29,027	$(14,549)	$(37,451)	$(47,096)	$(65,661)

The Private Funds assess the applicability of APB 18 to their investments based on a combination of qualitative and quantitative factors, including overall stock ownership of the Private Funds combined with those of affiliates of Icahn Enterprises.

We believe that these investments as noted in the above table are not material, individually or in the aggregate, to our consolidated financial statements. These companies are registered SEC reporting companies and their consolidated financial statements are available at www.sec.gov.

Investments in Variable Interest Entities

The General Partners consolidate certain variable interest entities (“VIEs”) when they are determined to be their primary beneficiary, either directly or indirectly through other consolidated subsidiaries. The assets of the consolidated VIEs are primarily classified within cash and cash equivalents and securities owned, at fair value in the consolidated balance sheets. The liabilities of the consolidated VIEs are primarily classified within securities sold, not yet purchased, at fair value, and accounts payable, accrued expenses and other liabilities in the consolidated balance sheets and are non-recourse to the General Partners’ general credit. Any creditors of VIEs do not have recourse against the general credit of the General Partners solely as a result of our including these VIEs in our consolidated financial statements.

The consolidated VIEs consist of the Offshore Fund and each of the Offshore Master Funds. The General Partners sponsored the formation of and manage each of these VIEs and, in some cases, have an investment therein.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

6. Investments and Related Matters  – (continued)

The following table presents information regarding interests in VIEs for which the General Partners hold a variable interest as of September 30, 2008 (in $000s):

	General Partners are the Primary Beneficiary				General Partners are not the Primary Beneficiary
	Net Assets	General Partners’ Interests		Pledged Collateral(1)	Net Assets	General Partners’ Interests
Offshore Fund and Offshore Master Funds	$3,752,012	$6,523	(2)	$290,615	$655,410	$123	(2)

(1)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.
(2)	Amount represents General Partners’ maximum exposure to loss

b. Automotive, Metals, Home Fashion and Holding Company

Investments included within other assets on the consolidated balance sheets for Automotive, Metals, Home Fashion and Holding Company consist of the following (in $000s):

	September 30, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Available for Sale
Marketable equity and debt securities	$75,898	$68,092	$118,785	$118,872
Other investments	—	—	172,197	173,323
Total available for sale	75,898	68,092	290,982	292,195
Trading
Investment in ImClone Systems, at fair value	122,122	284,769	122,122	196,235
Investment in Lear Corporation, at fair value	12,500	3,523	12,500	9,282
Total trading	134,622	288,292	134,622	205,517
Other investments	321,901	321,901	14,848	14,848
Total investments	$532,421	$678,285	$440,452	$512,560

With the exception of the Automotive segment as discussed below, it is our policy to apply the fair value option to all of our investments that would be subject to the equity method of accounting pursuant to APB 18. We record unrealized gains and losses for the change in fair value of such investments as a component of revenues in the consolidated statements of operations. We believe that these investments, individually or in the aggregate, are not material to our consolidated financial statements. These companies are registered SEC reporting companies and their consolidated financial statements are available at www.sec.gov.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

6. Investments and Related Matters  – (continued)

The following table summarizes those investments for which the Holding Company has applied the fair value option pursuant to SFAS No. 159 through September 30, 2008 (in $000s).

	Holding Company Stock Ownership Percentage		Gains (Losses)		Gains (Losses)
		Fair Value September 30, 2008	Three Months Ended September 30,		Nine Months Ended September 30,
Investment			2008	2007	2008	2007
ImClone Systems Incorporated	5.3%	$284,769	$100,126	$27,290	$88,534	$66,537
Lear Corporation	0.4%	3,523	(1,235)	(1,728)	(5,758)	(1,728)
		$288,292	$98,891	$25,562	$82,776	$64,809

c. Automotive

Investments in Non-Consolidated Affiliates

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $319 million at September 30, 2008 and is included in our consolidated balance sheets as a component of other assets. Upon the adoption of fresh-start reporting, Federal-Mogul’s investments in non-consolidated affiliates were adjusted to estimated fair value. These estimated fair values were determined based upon internal and external valuations that considered various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 2, “Acquisition of Controlling Interest in Federal-Mogul Corporation.”

Equity in the earnings of non-consolidated affiliates amounted to approximately $14.4 million for the period March 1, 2008 through September 30, 2008. For the period March 1, 2008 through September 30, 2008, these entities generated sales of approximately $407 million, net income of approximately $49 million and distributed dividends to Federal-Mogul of approximately $25 million. As of September 30, 2008, these entities had total net assets of approximately $370 million.

Federal-Mogul does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, Federal-Mogul’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins and cylinder liners, to original equipment and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value and a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

6. Investments and Related Matters  – (continued)

If this put option were exercised at its estimated current fair value, such exercise could have a material effect on Federal-Mogul’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, Federal-Mogul has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of Federal-Mogul.

7. Fair Value Measurements

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level 1 include listed equities and listed derivatives. As required by SFAS No. 157, we do not adjust the quoted price for these investments, even in situations where we hold a large position.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

7. Fair Value Measurements  – (continued)

The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of September 30, 2008 (in $000s).

Investment Management

	Level 1	Level 2	Total
ASSETS
Securities owned	$4,758,789	$1,171,468	$5,930,257
Unrealized gains on derivative contracts(1)	67,230	61,013	128,243
	$4,826,019	$1,232,481	$6,058,500
LIABILITIES
Securities sold, not yet purchased	$1,037,005	$1,763	$1,038,768
Unrealized losses on derivative contracts(2)	—	209,898	209,898
	$1,037,005	$211,661	$1,248,666

Automotive, Holding Company and Other

	Level 1	Level 2	Total
ASSETS(1)
Available for sale investments:
Marketable equity and debt securities	$68,092	$—	$68,092
Other securities	—	—	—
	68,092	—	68,092
Trading investments:
Investment in ImClone Systems Inc.	284,769	—	284,769
Investment in Lear Corporation	3,523	—	3,523
	288,292	—	288,292
Hedge instruments	—	1,400	1,400
Unrealized gains on derivative contracts	—	3,128	3,128
	$356,384	$4,528	$360,912
LIABILITIES(2)
Unrealized losses on derivative contracts	$—	$2,881	$2,881
	$—	$2,881	$2,881

(1)	Amounts are classified within other assets in our consolidated balance sheets
(2)	Amounts are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets

8. Financial Instruments

a. Investment Management and Holding Company

The Private Funds currently maintain cash deposits and cash equivalents with major financial institutions. As of September 30, 2008, most of the Onshore Fund’s and Offshore Master Funds’ investments are held and its depository and clearing operations are transacted by a single prime broker and a custodian bank. The Onshore Fund and the Offshore Master Funds have prime broker arrangements in place with two other prime

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

8. Financial Instruments  – (continued)

brokers. These financial institutions are members of major securities exchanges. The Onshore Fund and Offshore Master Funds also have relationships with several financial institutions with whom they trade derivative and other financial instruments.

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

From time to time, the Private Funds also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. At September 30, 2008 and December 31, 2007, the maximum payout amounts relating to written put options were $134.1 million and $461.4 million, respectively. As of September 30, 2008 and December 31, 2007, the carrying amounts of the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

8. Financial Instruments  – (continued)

liability under written put options recorded within securities sold, not yet purchased, at fair value were $0.3 million and $8.5 million, respectively.

FIN 45 requires the disclosure of information about obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, that meet the accounting definition of a guarantee under FIN 45, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of September 30, 2008 and December 31, 2007, the Private Funds have entered into such credit default swaps with a maximum notional amount of approximately $356.0 million and $252.0 million, respectively, with terms ranging from one to five years. We estimate that our potential exposure related to these credit default swaps approximates 10% of such notional amounts.

b. Automotive

Foreign Currency Risk

Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, our Automotive segment could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Federal-Mogul manufactures and sells its products. Operating results of our Automotive segment are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the period March 1, 2008 through September 30, 2008. Federal-Mogul had a notional value of approximately $5 million of foreign currency hedge contracts outstanding at September 30, 2008 that were designated as hedging instruments for accounting purposes.

Interest Rate Risk

As of September 30, 2008, Federal-Mogul was party to a series of five-year interest rate swap agreements with a total notional value of $1,150 million to hedge the variability of interest payments associated with its variable rate term loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the hedged notional value of $1,150 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of September 30, 2008, Federal-Mogul recorded unrealized net gains of $11.2 million to other comprehensive income as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three months ended September 30, 2008 and the period March 1, 2008 through September 30, 2008.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s Exit Facilities and other borrowing facilities that continue to have variable interest rates, we believe that interest rate risk to our Automotive segment could be material if there are significant adverse changes in interest rates.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

8. Financial Instruments  – (continued)

Commodity Price Risk

Our Automotive segment’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 18 months in the future.

Federal-Mogul had 253 commodity price hedge contracts outstanding with a combined notional value of $119 million at September 30, 2008 that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $5.6 million were recorded to other comprehensive income as of September 30, 2008. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three months ended September 30, 2008 and the period March 1, 2008 through September 30, 2008.

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), did not have a material effect on our Automotive segment for the period March 1, 2008 through September 30, 2008. No fair value hedges or cash flow hedges were re-designated or discontinued during the three months ended September 30, 2008 and the period March 1, 2008 through September 30, 2008.

Concentrations of Credit Risk

Financial instruments, which potentially subject our Automotive segment operations to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors and installers of automotive aftermarket parts. Federal-Mogul’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

9. Inventories, Net

Automotive Inventories.  Prior to revaluation, inventories at our Automotive segment were stated at the lower of cost or market. In connection with revaluation, inventory balances were adjusted in accordance with SFAS No. 141, resulting in an increase to inventory balances. The additional increase resulting from our acquisition impacted cost of goods sold as the related inventory was sold. During the period March 1, 2008 through September 30, 2008, the Automotive segment recognized $47.0 million in additional cost of goods sold, reducing gross margin by the same amount, due to this adjustment to inventory. Cost is determined using the first-in-first-out method. The cost of manufactured goods includes material, labor and factory overhead. Federal-Mogul maintains reserves for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Metals Inventories.  Inventories at our Metals segment are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by the Metals segment to record recycled metals inventory quantities relies on significant estimates.

Home Fashion Inventories.  Inventories at our Home Fashion segment are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. The cost of manufactured goods includes material, labor and factory overhead. WPI maintains reserves for estimated excess, slow-moving and obsolete

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

9. Inventories, Net  – (continued)

inventory as well as inventory whose carrying value is in excess of net realizable value. A portion of WPI’s inventories serves as collateral under West Point Home Inc.’s unused senior secured revolving credit facility.

Our consolidated inventories, net consisted of the following (in $000s):

	September 30, 2008	December 31, 2007
Raw materials:
Automotive	$207,597	$—
Home Fashion	13,290	14,427
	220,887	14,427
Work in process:
Automotive	167,818	—
Home Fashion	31,966	46,483
	199,784	46,483
Finished Goods:
Automotive	658,553	—
Home Fashion	111,698	133,031
	770,251	133,031
Metals:
Ferrous	26,931	39,078
Non-ferrous	10,219	9,658
Secondary	23,827	23,546
	60,977	72,282
Total Inventories, net	$1,251,899	$266,223

Home Fashion and Metals inventories are included in other assets in the accompanying consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

10. Goodwill and Intangible Assets

At September 30, 2008 and December 31, 2007, goodwill and other intangible assets consist of the following (in $000s):

		September 30, 2008			December 31, 2007
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite lived intangible assets:
Automotive	1 - 22 years	$639,400	$(56,700)	$582,700	$—	$—	$—
Metals	5 -15 years	11,068	(2,019)	9,049	6,968	(1,002)	5,966
		$650,468	$(58,719)	$591,749	$6,968	$(1,002)	$5,966
Goodwill:
Automotive				$1,005,631			$—
Metals				10,507			15,367
				1,016,138			15,367
Indefinite lived intangible assets:
Automotive				484,010			—
Metals				3,146			46
Home Fashion				18,200			18,200
				505,356			18,246
				$1,521,494			$33,613

Goodwill and intangible assets for our Home Fashion and Metals segments are included in other assets in the accompanying consolidated balance sheets.

Automotive

As of December 31, 2007, Federal-Mogul adjusted its net carrying amount of intangible assets based upon preliminary valuations as a result of applying fresh-start reporting. Included in these adjustments were the elimination of Predecessor goodwill and the establishment of Successor goodwill. Successor goodwill was determined as the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships.

Federal-Mogul received valuation estimates for intangible assets other than goodwill during the quarter ended June 30, 2008 that were more detailed and comprehensive than those used for its initial application of fresh-start reporting. Based upon the revised valuation estimates, Federal-Mogul, during the quarter ended June 30, 2008, recorded adjustments to the initially recorded fresh-start reporting amounts. During the quarter ended September 30, 2008, Federal-Mogul has continued to review these revised valuation estimates and the underlying data and basis for estimating value. As this review continues, adjustments are recorded to the amounts assigned to identifiable intangible assets and to goodwill.

Federal-Mogul has preliminarily assigned $115.0 million to technology, including value for patented and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with Federal-Mogul’s management and a review of royalty data for similar or comparable technologies. The preliminary amortization periods between 10 and 14 years are based on the expected useful lives of the products or product families for which the technology relate.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

10. Goodwill and Intangible Assets  – (continued)

Aftermarket products are sold to a wide range of wholesalers, retailers and installers as replacement parts for vehicles in current production and for older vehicles. For its aftermarket customers, Federal-Mogul generally establishes product line arrangements that encompass all products offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either Federal-Mogul or the customer at any time. The generation of repeat business from any one aftermarket customer depends upon numerous factors, including but not limited to the speed and accuracy of order fulfillment, the availability of a full range of product, brand recognition, and market responsive pricing adjustments. Predictable recurring revenue is generally not heavily based upon prior relationship experience. As such, distinguishing revenue between that which is attributable to customer relationships as opposed to revenue attributable to recognized customer brands is more difficult.

Federal-Mogul, during the quarter ended June 30, 2008, completed its analysis of its various Aftermarket revenue streams and bifurcated those streams between revenues associated with brand recognition and revenues associated with customer relationships. Valuation estimates for brand names and customer relationships were then determined based upon the estimated revenue streams. As a result of the latest valuation estimates, Federal-Mogul recorded $484.0 million for its trademarks and brand names. Value was assigned to each trademark or brand name based on its earnings potential or relief from costs associated with licensing the trademark or brand name. As Federal-Mogul expects to continue using each trademark or brand name indefinitely with respect to the related product lines, the trademarks or brand names have been assigned indefinite lives and will be tested annually for impairment.

Based upon the latest valuation estimates, Federal-Mogul has assigned $519.2 million to its customer relationships, of which $62.0 million relates to original equipment (“OE”) customer relationships and $457.2 million relates to aftermarket customer relationships. The values assigned to customer relationships are based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The preliminary amortization periods of between 1 and 16 years are based on the expected cash flows and historical attrition rates, as determined within each of the separate product groups.

The values assigned to identifiable intangible assets based upon the latest valuations represent Federal-Mogul’s best estimates of fair value based upon internal and external valuations. If these values were to be considered final, Federal-Mogul’s ongoing amortization expense for its definite-lived intangible assets for each of the following years would be as follows (in millions of dollars):

2008	$75.6
2009	48.9
2010	48.9
2011	47.2
2012	47.2
Thereafter	371.6
$639.4

For the three months ended September 30, 2008 and the period March 1, 2008 through September 30, 2008, Federal-Mogul has recorded amortization expense of $21.4 million and $45.6 million, respectively, associated with definite-lived intangible assets. To the extent the estimates of fair value for definite-lived intangible assets change, the cumulative recorded amortization expense will be adjusted to reflect such changes in underlying asset values.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

11. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following (in $000s):

	September 30, 2008	December 31, 2007
Land	$314,793	$52,299
Buildings and improvements	498,564	139,673
Machinery, equipment and furniture	1,562,148	223,104
Assets leased to others	590,791	128,186
Construction in progress	333,142	101,700
	3,299,438	644,962
Less accumulated depreciation and amortization	(309,072)	(111,835)
Property, plant and equipment, net	$2,990,366	$533,127

Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three and nine months ended September 30, 2008 were $104.9 million and $224.8 million, respectively, and for the three and nine months ended September 30, 2007, $5.9 million and $23.0 million, respectively.

Except for the Automotive segment, property, plant and equipment is included in other assets in the accompanying consolidated balance sheets.

12. Non-Controlling Interests

Non-controlling interests consist of the following (in $000s):

	September 30, 2008	December 31, 2007
Investment Management	$5,816,251	$6,594,014
Automotive	1,084,847	—
Holding Company and other	118,518	140,549
Total non-controlling interests	$7,019,616	$6,734,563

Investment Management

The Investment Management segment consolidates those entities in which it (i) has an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity, (ii) has a controlling general partner interest pursuant to EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”), or (iii) is the primary beneficiary of a VIE pursuant to FIN 46R. The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of September 30, 2008, the net asset value of the Investment Management segment on our consolidated balance sheet was approximately $6.4 billion, while the net asset value of our investments in these consolidated funds was approximately $633 million. The majority ownership interests in these funds, which represent the portion of the consolidated Private Funds’ net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds for the periods presented, are reflected as non-controlling interests in the consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

13. Debt

Debt consists of the following (in $000s):

	September 30, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$600,000	$600,000
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	974,371	973,387
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	351,812	351,570
Senior secured 7.85% notes due 2012 – ACEP	—	215,000
Exit facilities – Federal-Mogul	2,791,521	—
Borrowings under credit facility – ACEP	—	40,000
Mortgages payable	80,097	104,030
Other	124,406	14,796
Total debt	4,922,207	2,298,783
Less debt related to assets held for sale	—	(257,330)
	$4,922,207	$2,041,453

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of September 30, 2008, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. On September 5, 2008, we paid cash distributions aggregating $6.7 million to holders of our variable rate notes in respect to our distributions payment to our depositary unitholders. Such amounts have been classified as interest expense.

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
September 30, 2008

13. Debt  – (continued)

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

As of September 30, 2008 and December 31, 2007, we are in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of September 30, 2008, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, we and Icahn Enterprises Finance as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150.0 million, including a $50.0 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of September 30, 2008, there were no borrowings under the facility.

Obligations under the credit agreement are guaranteed and secured by liens on substantially all of the assets of certain of our indirect wholly owned holding company subsidiaries. The credit agreement has a term

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

13. Debt  – (continued)

of four years and all amounts are due and payable on August 21, 2010. The credit agreement includes covenants that, among other things, restrict the creation of liens and certain dispositions of property by holding company subsidiaries that are guarantors. Obligations under the credit agreement are immediately due and payable upon the occurrence of certain events of default.

Exit Facilities — Federal-Mogul

On the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to 60 days after the Effective Date, have been fully drawn.

The obligations under the revolving credit facility mature six years after the Effective Date and bear interest for the six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter will be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature seven years after the Effective Date and the tranche C term loans mature eight years after the Effective Date. In addition, the tranche C term loans are subject to a pre-payment premium should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul’s election.

As of September 30, 2008, Federal-Mogul was party to a series of five-year interest rate swap agreements with a total notional value of $1,150 million to hedge the variability of interest payments associated with its variable rate term loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the notional value of $1,150 million.

The obligations of Federal-Mogul under the Exit Facilities are guaranteed by substantially all of its domestic subsidiaries and certain foreign subsidiaries of Federal-Mogul, and are secured by substantially all personal property and certain real property of Federal-Mogul and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.

The Exit Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates; and (v) dividends and other payments in respect of capital stock. At September 30, 2008, Federal-Mogul was in compliance with all debt covenants under the Exit Facilities.

Senior Secured 7.85% Notes Due 2012 and Senior Secured Revolving Credit Facility — ACEP

As described in Note 4, “Discontinued Operations and Assets Held for Sale,” on February 20, 2008, American Entertainment Properties Corp (“AEP”), sold all of the issued and outstanding membership interests of ACEP. Pursuant to the terms of the agreement, AEP repaid the principal and ACEP repaid the interest, prepayment penalty or premiums due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

13. Debt  – (continued)

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between July 1, 2009 and July 1, 2016.

In September 2008, we repaid a $20 million mortgage on a net leased property, which we refinanced in October 2008 for $44.2 million.

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

As of September 30, 2008, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $13.5 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $61.9 million at September 30, 2008.

14. Compensation Arrangements

Investment Management

Prior to January 1, 2008, the General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period August 8, 2007 through December 31, 2007) had agreements with certain of their employees whereby these employees had been granted rights to participate in a portion of the management fees and incentive allocations earned by the General Partners, Icahn Management and New Icahn Management. As discussed below, effective January 1, 2008, these employee rights to receive a portion of the management fees were terminated. As discussed further in Note 3, “Operating Units — Investment Management,” effective January 1, 2008, (i) the management agreements and the management fee payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the Services to the Private Funds and in consideration thereof the General Partners will receive special profits interest allocations in the Onshore Fund and the Offshore Master Funds. In addition, we amended the Contribution Agreement and the employment agreements of certain employees to accommodate the termination of the management agreements.

Effective January 1, 2008, the General Partners amended employment agreements with certain of their employees whereby such employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the Investment Funds) effective January 1, 2008 and incentive allocations by the General Partners, typically net of certain

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

14. Compensation Arrangements  – (continued)

expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two and seven years, and such rights expire at the end of the contractual term of each respective employment agreement. The unvested amounts and vested amounts that have not been withdrawn by the employee generally remain invested in the Investment Funds and earn the rate of return of these funds, before the effects of any special profits interest allocations effective January 1, 2008 or incentive allocations, which are waived on such amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), and remeasured at fair value each reporting period until settlement.

Prior to January 1, 2008, certain employees were granted rights to participate in a portion of the management fees and incentive allocations earned by the General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period August 8, 2007 through December 31, 2007). The vesting period of such rights was generally between two and seven years and expired at the end of the contractual term of each respective employment agreement. Up to 100% of the amounts earned annually under such rights in respect of management fees were eligible to be deferred for a period not to exceed ten years from the date of deferral, based on an annual election made by the employee. Effective January 1, 2008, the employees’ rights to receive a portion of the management fees were terminated.

The fair value of unvested amounts and vested amounts that have not been withdrawn by the employee in respect of special profits interest allocations (and prior to January 1, 2008, management fees) is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying net assets of the Private Funds, upon which the respective special profits interest allocations (and prior to January 1, 2008, management fees) are based and (ii) performance of the funds in which such amounts are reinvested. The carrying value of such amounts represents the allocable special profits interest allocation (and prior to January 1, 2008, management fees) and the appreciation or depreciation thereon. These amounts approximate fair value because the appreciation or depreciation on such amounts is based on the fair value of the Private Funds’ investments, which are marked-to-market through earnings on a quarterly basis.

The General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period August 8, 2007 through December 31, 2007) recorded compensation expense of $0.5 million and $3.1 million related to these rights for the three and nine months ended September 30, 2008, respectively, and for the three and nine months ended September 30, 2007, $2.4 million and $19.0 million, respectively. Compensation expense is included in expenses of our Investment Management segment in the consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $5.7 million and $9.7 million as of September 30, 2008 and December 31, 2007, respectively. That cost is expected to be recognized over a weighted average of 3.1 years. Cash paid to settle rights that were withdrawn for the nine months ended September 30, 2008 and 2007 was $4.6 million and $6.6 million, respectively.

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
September 30, 2008

14. Compensation Arrangements  – (continued)

Icahn Management became employees of Icahn Capital and such future compensation expense associated with the unvested portion of rights granted by Icahn Management were recognized by Icahn Capital.

Automotive

Stock-Based Compensation

On February 2, 2005, the Predecessor Company entered into a five-year employment agreement with José Maria Alapont, effective March 23, 2005, whereby Mr. Alapont was appointed as the Predecessor Company’s president and chief executive officer. Mr. Alapont served as chairman of the board of the directors of the Predecessor Company from June 2005 to December 2007. In connection with this agreement, the Predecessor Company, the Administrators of the U.K. debtors and co-proponents of the Plan, agreed to amend the Plan to provide that the Successor Company would grant to Mr. Alapont stock options equal to at least 4% of the value of the Successor Company at the reorganization date (the “Employment Agreement Options”). The Employment Agreement Options vest ratably over the life of the employment agreement, such that one-fifth of the Employment Agreement Options vest on each anniversary of the employment agreement’s effective date. For purposes of estimating fair value, the Employment Agreement Options are deemed to expire on December 27, 2014.

Additionally, one-half of the Employment Agreement Options had an additional feature allowing for the exchange of one-half of the options for Federal-Mogul Shares, at the exchange equivalent of four options for one share of Class A Common Stock. The Employment Agreement Options without the exchange feature are referred to herein as “plain vanilla options” and those Employment Agreement Options with the exchange feature are referred to as “options with exchange.”

On the Effective Date and in accordance with the Plan, Federal-Mogul granted to Mr. Alapont stock options to purchase four million shares of Successor Company Class A Common Stock at an exercise price of $19.50 (the “Granted Options”). Pursuant to the Stock Option Agreement dated as of December 27, 2007 between Federal-Mogul and Mr. Alapont (the “Initial CEO Stock Option Agreement”), the Granted Options do not have an exchange feature. In lieu of “options with exchange” under the Employment Agreement Options, the Successor Company entered into a deferred compensation agreement with Mr. Alapont intended to be the economic equivalent of the options with exchange. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Class A Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement dated as of December 27, 2007 between Federal-Mogul and Mr. Alapont (the “Deferred Compensation Agreement”). The amount of the distributions shall be equal to the fair value of 500,000 shares of Class A Common Stock, subject to certain adjustments and offsets, determined as of the first to occur of (1) the date on which Mr. Alapont’s employment with Federal-Mogul terminates, (2) March 23, 2010, the date on which Mr. Alapont’s employment agreement with Federal-Mogul expires, (3) Mr. Alapont’s death, (4) the date Mr. Alapont becomes disabled (as defined for purposes of Section 409A of the Code), (5) at the election of Mr. Alapont, a change in control (as defined for purposes of Section 409A of the Code) and (6) the occurrence of an unforeseeable emergency (as defined for purposes of Section 409A of the Code).

On February 14, 2008, Federal-Mogul entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the option was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of Federal-Mogul and Mr. Alapont. On February 15, 2008, subject to obtaining the approval of Federal-Mogul’s stockholders, Federal-Mogul entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). Subject to stockholder approval, the New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of Federal-Mogul’s Class A Common Stock subject to the terms and conditions described below. The exercise

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

14. Compensation Arrangements  – (continued)

price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of Federal-Mogul’s Class A Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 60% of the shares of Class A Common Stock subject to the Option are vested, and an additional 20% of the shares of Class A Common Stock subject to the Option shall vest on each of March 23, 2009, and March 23, 2010.

Federal-Mogul revalued the options granted to Mr. Alapont at September 30, 2008, resulting in a lower revised fair value of $19.4 million. During the three months ended September 30, 2008 and the period March 1, 2008 through September 30, 2008, Federal-Mogul recognized $4.2 million and $6.3 million, respectively, in income associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the Granted Options are treated as a liability award under SFAS 123(R), and the vested portion of the awards, aggregating $13.9 million, has been recorded as a liability as of September 30, 2008. The remaining $5.5 million of total unrecognized compensation cost as of September 30, 2008 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	Successor Company September 30, 2008 Valuation
	Plain Vanilla Options	Options Connected to Deferred Compensation	Deferred Compensation
Valuation Model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	55%	55%	55%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	2.65%	2.65%	2.65%
Expected option life (in years)	3.32	3.86	3.86

15. Pensions, Other Postemployment Benefits and Employee Benefit Plans

Automotive

Pensions and Other Postemployment Benefits

Federal-Mogul sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Federal-Mogul funds the Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. The net periodic benefit costs for the three months ended September 30, 2008 and the period March 1, 2008 through September 30, 2008 were $16.3 million and $39.4 million, respectively.

The measurement date for all defined benefit plans is December 31. The funded status of the plans as of December 31, 2007 is as follows (in millions of dollars):

	Pension Benefits		Other Benefits
	United States Plans	International Plans
Benefit obligation	$1,005.8	$348.3	$522.8
Fair value of plan assets	907.1	42.2	—
Funded status	$(98.7)	$(306.1)	$(522.8)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

15. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

Information for defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2007 is as follows (in millions of dollars):

	Pension Benefits		Other Benefits
	United States Plans	International Plans
Projected benefit obligation	$1,005.8	$342.2	$522.8
Fair value of plan assets	907.1	33.2	—

Information for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2007 is as follows (in million dollars):

	Pension Benefits
	United States Plans	International Plans
Projected benefit obligation	$1,005.8	$311.1
Accumulated benefit obligation	995.7	302.4
Fair value of plan assets	907.1	8.4

The accumulated benefit obligation for all pension plans is $1,326.2 million as of December 31, 2007.

Weighted-average assumptions used to determine the benefit obligation as of December 31, 2007 is as follows:

	Pension Benefits		Other Benefits
	United States Plans	International Plans
Discount rate	6.25%	5.50 – 8.25%	6.2%
Expected return on plan assets	8.50%	4.00 – 10.00%	—
Rate of compensation increase	3.70%	2.00 – 7.00%	—

Federal-Mogul evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments.

Federal-Mogul’s expected return on plan assets is evaluated annually based upon a detailed study which includes a review of anticipated future long-term performance of individual asset classes, and consideration of the appropriate asset allocation strategy to provide for the timing and amount of benefits included in the projected benefit obligation. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate. Federal-Mogul’s pension plan weighted-average asset allocations at the measurement date of December 31, 2007 (including targeted weighted-average asset allocations for the fiscal year ending December 31, 2008) by asset category are as follows:

	United States Plan Assets December 31,		International Plan Assets December 31,
	Actual	Target	Actual	Target
	2007	2008	2007	2008
Asset Category
Equity securities	75%	75%	6%	8%
Debt securities	25%	25%	13%	43%
Insurance contracts	0%	0%	81%	49%
	100%	100%	100%	100%

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

15. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

Federal-Mogul invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include global and domestic equities, and global high quality and high yield fixed income investments. Federal-Mogul expects to contribute approximately $24.5 million to its pension plans for the fiscal year ending December 31, 2008.

The following table summarizes benefit payments, which reflect expected future service, as appropriate, expected to be paid (in millions of dollars):

	Pension Benefits		Other Benefits
	United States	International
2008	$73.4	$20.8	$42.6
2009	78.8	22.0	44.0
2010	78.1	22.6	44.9
2011	83.4	22.8	45.6
2012	81.6	24.0	44.8
Years 2013 – 2017	455.2	132.7	212.2

Other Postemployment Benefits

Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits as of December 31, 2007 were $39.1 million.

Holding Company and Other

We and certain of our subsidiaries have retirement savings plans under Section 401(k) of the Code covering our non-union employees. Under the plans, employees are entitled to defer, within prescribed limits, a portion of their income on a pre-tax basis through contributions to the plans. We currently match the deferrals based upon certain criteria, including levels of participation by our employees. We recorded charges for matching contributions of $0.3 million and $1.4 million for the three and nine months ended September 30, 2008, respectively, and $0.4 million and $1.8 million for the three and nine months ended September 30, 2007, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

16. Preferred Limited Partnership Units

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

Pursuant to the terms of the preferred units, on February 29, 2008, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00. The distribution was paid on March 28, 2008 to holders of record as of March 14, 2008. A total of 595,181 additional preferred units were issued. As of September 30, 2008, the number of authorized preferred units was 13,000,000. As of September 30, 2008 and December 31, 2007, 12,502,254 and 11,907,073 preferred units were issued and outstanding, respectively.

We recorded $1.6 million and $4.6 million of interest expense for the three and nine months ended September 30, 2008, and $1.5 and $4.4 million for the three and nine months ended September 30, 2007, respectively, in connection with the preferred units distribution.

17. Earnings per LP Unit

Basic earnings per LP unit are based on net earnings that are attributable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net earnings available for limited partners are divided by the weighted-average number of LP units outstanding. Diluted earnings per LP unit are based on basic earnings adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating net earnings per LP unit. All equivalent units have been excluded from the calculation of diluted earnings per LP unit for the three and nine months ended September 30, 2008 and 2007 as the effect of including them would have been anti-dilutive.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

17. Earnings per LP Unit  – (continued)

The following table sets forth the allocation of net income (loss) from continuing operations attributable to limited partners and the computation of basic and diluted earnings per LP unit for the periods indicated (in 000s, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) from continuing operations	$24,722	$6,783	$(70,358)	$233,723
Less: Loss (income) from common control acquisitions allocated to general partner	—	11,549	(20,724)	(203,061)
	24,722	18,332	(91,082)	30,662
Limited partners' 98.01% share of income (loss)	24,230	17,967	(89,269)	30,052
Basic and diluted income (loss) from continuing operations allocated to limited partners	$24,230	$17,967	$(89,269)	$30,052
Basic and diluted income (loss) from discontinued operations allocated to limited partners	$(1,358)	$16,816	$500,524 (1)	$74,377
Weighted-average LP units outstanding	70,490	66,830	70,490	63,533
Net earnings (loss) per LP unit (basic and diluted)	$0.34	$0.27	$(1.27)	$0.47
Net income (loss) from discontinued operations per LP unit (basic and diluted)	$(0.02)	$0.25	$7.10	$1.17
Basic and diluted earnings per LP Unit	$0.32	$0.52	$5.83	$1.64

(1)	Includes a charge of $24,761 allocated to the general parter relating to the sale of ACEP.

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted-average LP units outstanding for the periods indicated (in 000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Redemption of preferred LP units	2,204	1,151	1,536	1,143
Variable rate notes	4,525	4,525	4,525	2,967

18. Segment Reporting

As of September 30, 2008, our five reportable segments are: (1) Investment Management; (2) Automotive; (3) Metals; (4) Real Estate; and (5) Home Fashion. Our Investment Management segment provides investment advisory and certain management services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, residential property development and the operation of resort properties associated with our residential developments. Our Home Fashion segment consists of WPI. In addition to our five reportable segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

18. Segment Reporting  – (continued)

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. Certain terms of financings for our segments impose restrictions on the segments’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

In the table below, the Investment Management segment is represented by the first four columns. The first column, entitled Icahn Enterprises’ Interests, represents our interests in the results of operations of the Investment Management segment without the impact of eliminations arising from the consolidation of the Private Funds. This includes the gross amount of any special profits interest allocations (and, prior to January 1, 2008, management fees), incentive allocations and returns on investments in the Private Funds that are attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

For the Three Months Ended September 30, 2008

	Investment Management					Automotive	Metals	Real Estate	Home Fashion	Holding Company	Total U.S. GAAP Reported Income
	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Special profit interests allocation	$—		$—	$—	$—	$—	$—	$—	$—	$—	$—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net (loss) gain from investment activities	(62,979	)(1)	(658,228)	62,979	(658,228)	—	—	—	—	104,576	(553,652)
Interest, dividends and other income	(457)		63,779	—	63,322	12,809	42	539	508	10,427	87,647
Other income (expense), net	—		—	—	—	19,852	632	39	7,848	(110)	28,261
Other segment revenues	—		—	—	—	1,692,019	405,922	27,145	107,951	—	2,233,037
	(63,436)		(594,449)	62,979	(594,906)	1,724,680	406,596	27,723	116,307	114,893	1,795,293
Costs and expenses	6,325		22,873	—	29,198	1,639,710	373,513	20,967	126,389	5,441	2,195,218
Interest expense	—		6,173	—	6,173	59,431	48	1,666	396	34,148	101,862
	6,325		29,046	—	35,371	1,699,141	373,561	22,633	126,785	39,589	2,297,080
(Loss) income from continuing operations before income taxes and non-controlling interests	(69,761)		(623,495)	62,979	(630,277)	25,539	33,035	5,090	(10,478)	75,304	(501,787)
Income tax (expense) benefit	—		—	—	—	(18,285)	(13,349)	(583)	25	(361)	(32,553)
Non-controlling interests in loss (income)	—		617,077	(56,561)	560,516	(5,409)	—	—	3,912	43	559,062
(Loss) income from continuing operations	$(69,761)		$(6,418)	$6,418	$(69,761)	$1,845	$19,686	$4,507	$(6,541)	$74,986	$24,722

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

18. Segment Reporting  – (continued)

For the Three Months Ended September 30, 2007

	Investment Management					Metals	Real Estate	Home Fashion	Holding Company	Total U.S. GAAP Reported Income
	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Management fees	$29,685		$—	$(25,567)	$4,118	$—	$—	$—	$—	$4,118
Incentive allocations	(25,787)		—	25,787	—	—	—	—	—	—
Net (loss) gain from investment activities	(1,409	)(1)	(133,652)	1,409	(133,652)	—	—	—	14,156	(119,496)
Interest, dividends and other income	98		51,023	—	51,121	206	1,966	1,049	39,571	93,913
Other income, net	—		—	—	—	498	31	1,188	21,276	22,993
Other segment revenues	—		—	—	—	198,903	30,722	183,360	—	412,985
	2,587		(82,629)	1,629	(78,413)	199,607	32,719	185,597	75,003	414,513
Costs and expenses	7,177		9,135	—	16,312	189,122	25,235	220,171	13,025	463,865
Interest expense	—		4,141	—	4,141	214	1,887	378	34,250	40,870
	7,177		13,276	—	20,453	189,336	27,122	220,549	47,275	504,735
(Loss) income from continuing operations before income taxes and non-controlling interests	(4,590)		(95,905)	1,629	(98,866)	10,271	5,597	(34,952)	27,728	(90,222)
Income tax (expense) benefit	(1,571)		—	—	(1,571)	(180)	(670)	119	(7,650)	(9,952)
Non-controlling interests in loss (income)	—		90,318	3,958	94,276	—	—	12,772	(91)	106,957
(Loss) income from continuing operations	$(6,161)		$(5,587)	$5,587	$(6,161)	$10,091	$4,927	$(22,061)	$19,987	$6,783

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

18. Segment Reporting  – (continued)

For the Nine Months Ended September 30, 2008

	Investment Management					Automotive(2)	Metals	Real Estate	Home Fashion	Holding Company	Total U.S. GAAP Reported Income
	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Special profit interests allocation	$—		$—	$—	$—	$—	$—	$—	$—	$—	$—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net (loss) gain from investment activities	(134,340	)(1)	(1,456,824)	134,340	(1,456,824)	—	—	—	—	97,292	(1,359,532)
Interest, dividends and other income	303		166,122	—	166,425	30,420	227	2,932	2,190	45,315	247,509
Other income (expense), net	—		—	—	—	29,086	637	(2,112)	7,919	(329)	35,201
Other segment revenues	—		—	—	—	4,332,706	1,142,863	74,059	317,825	—	5,867,453
	(134,037)		(1,290,702)	134,340	(1,290,399)	4,392,212	1,143,727	74,879	327,934	142,278	4,790,631
Costs and expenses	24,649		22,884	—	47,533	4,121,739	1,020,804	61,448	384,283	20,444	5,656,251
Interest expense	—		9,429	—	9,429	135,701	147	5,313	1,200	101,919	253,709
	24,649		32,313	—	56,962	4,257,440	1,020,951	66,761	385,483	122,363	5,909,960
(Loss) income from continuing operations before income taxes and non-controlling interests	(158,686)		(1,323,015)	134,340	(1,347,361)	134,772	122,776	8,118	(57,549)	19,915	(1,119,329)
Income tax (expense) benefit	(272)		—	—	(272)	(61,609)	(48,614)	(303)	(80)	2,276	(108,602)
Non-controlling interests in loss (income)	—		1,308,788	(120,113)	1,188,675	(50,594)	—	—	19,388	104	1,157,573
(Loss) income from continuing operations	$(158,958)		$(14,227)	$14,227	$(158,958)	$22,569	$74,162	$7,815	$(38,241)	$22,295	$(70,358)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

18. Segment Reporting  – (continued)

For the Nine Months Ended September 30, 2007

	Investment Management				Metals	Real Estate	Home Fashion	Holding Company	Total U.S. GAAP Reported Income
	Icahn Enterprises' Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Management fees	$95,529	$—	$(88,035)	$7,494	$—	$—	$—	$—	$7,494
Incentive allocations	94,722	—	(94,722)	—	—	—	—	—	—
Net gain from investment activities	41,487	554,223	(41,487)	554,223	—	—	—	75,647	629,870
Interest, dividends and other income	405	132,640	—	133,045	575	4,896	4,885	105,432	248,833
Other income (expense), net	—	—	—	—	(403)	294	4,877	22,954	27,722
Other segment revenues	—	—	—	—	622,282	84,714	531,109	—	1,238,105
	232,143	686,863	(224,244)	694,762	622,454	89,904	540,871	204,033	2,152,024
Costs and expenses	37,557	31,691	—	69,248	594,253	72,966	656,158	24,564	1,417,189
Interest expense	—	13,686	—	13,686	532	5,753	1,400	92,336	113,707
	37,557	45,377	—	82,934	594,785	78,719	657,558	116,900	1,530,896
Income (loss) from continuing operations before income taxes and non-controlling interests	194,586	641,486	(224,244)	611,828	27,669	11,185	(116,687)	87,133	621,128
Income tax expense	(3,175)	—	—	(3,175)	(540)	(351)	(128)	(9,613)	(13,807)
Non-controlling interests in (income) loss	—	(421,200)	3,958	(417,242)	—	—	44,074	(430)	(373,598)
Income (loss) from continuing operations	$191,411	$220,286	$(220,286)	$191,411	$27,129	$10,834	$(72,741)	$77,090	$233,723

(1)	An affiliate of Icahn Enterprises made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no special profits interest allocation effective January 1, 2008 (and, prior to January 1, 2008, management fees) or incentive allocations are applicable. As of September 30, 2008, the total value of this investment is approximately $564.2 million, with an unrealized loss of $56.6 million and $120.1 million for the three and nine months ended September 30, 2008, respectively, and unrealized gain of $4.0 million for each of the three months and nine months ended September 30, 2007. These amounts are reflected in the Private Funds’ net assets and earnings.
(2)	Financial results for our Automotive segment are for the period March 1, 2008 through September 30, 2008.

We do not present a reconciliation of our total assets by reportable segment because such amounts can be derived from our consolidated balance sheets.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

18. Segment Reporting  – (continued)

The following table presents our Automotive segment’s geographic sales for the three and seven months ended September 30, 2008 and 2007 as listed below.

Successor 2008	Three Months	Seven Months
U.S. and Canada	38%	39%
Europe	47%	47%
Rest of world	15%	14%

Predecessor 2007
U.S. and Canada	43%	43%
Europe	44%	45%
Rest of world	13%	12%

19. Income Taxes

We recorded the following income tax expense attributable to continuing operations for the three and nine months ended September 30, 2008 and 2007 as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current	$35,398	$8,070	$110,793	$9,296
Deferred	(2,845)	1,882	(2,191)	4,511
	$32,553	$9,952	$108,602	$13,807

We recorded income tax provisions of $108.6 million and $13.8 million on pre-tax loss of $1.1 billion and pre-tax income of $621.1 million for the nine months ended September 30, 2008 and 2007, respectively. Our effective income tax rate was (9.7)% and 2.2% for the respective periods. We recorded income tax provisions of $32.6 million and $10.0 million on pre-tax losses of $501.8 million and $90.2 million for the three months ended September 30, 2008 and 2007, respectively. Our effective income tax rate was (6.5)% and (11.0)% for the respective periods. The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

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

As of the date of adoption, our unrecognized tax benefits totaled $5.0 million, all of which, if recognized, would affect the annual effective tax rate. Since March 1, 2008, approximately $252.0 million of unrecognized tax benefits were added pursuant to our majority ownership in Federal-Mogul, $91.9 million of which would have affected the annual effective tax rate.

During the quarter ended September 30, 2008, our gross unrecognized tax benefits increased by a net $155.1 million, primarily as a result of an in increase in unrecognized tax benefits relating to changes in tax positions taken during the current and prior periods. Included in the net increase in gross unrecognized tax benefits are decreases of $16.1 million relating to statute expirations and $8.8 million relating to settlements with taxing authorities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

19. Income Taxes  – (continued)

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate decreased by $19.6 million during the quarter ended September 30, 2008. The total unrecognized tax benefits differ from the amount that would impact the effective tax rate primarily due to the impact of valuation allowances.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The amount of accrued interest and penalties on uncertain tax positions was $6.5 million and $0.8 million as of September 30, 2008 and December 31, 2007, respectively.

We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We are no longer subject to U.S. federal, state and non-U.S. income tax examinations for fiscal years prior to 2003.

20. Commitments and Contingencies

Federal-Mogul

Environmental Matters

Federal-Mogul is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. Federal-Mogul has been notified by the United States Environmental Protection Agency, other national environmental agencies and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability that might be imposed on Federal-Mogul under CERCLA and some of the other laws pertaining to these sites, Federal-Mogul’s share of the total waste sent to these sites has generally been small. The other companies that sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent, publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. Thus, Federal-Mogul believes its exposure for liability at these sites is limited.

Federal-Mogul has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments. Federal-Mogul is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, Federal-Mogul has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment of consultants.

Federal-Mogul is a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits have been stayed temporarily to allow the parties to engage in settlement negotiations. During the third quarter of fiscal 2008, Federal-Mogul reached settlements with certain parties, which resulted in net recoveries of $15.8 million. Federal-Mogul continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

20. Commitments and Contingencies  – (continued)

Total environmental reserves were $27.1 million at September 30, 2008 and are included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet as of September 30, 2008.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover Federal-Mogul’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At September 30, 2008, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded to be approximately $72 million.

Asset Retirement Obligations

Our Automotive segment has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection its restructuring activities. In connection with these sites, our Automotive segment has accrued $27.6 million as of September 30, 2008 for conditional asset retirement obligations, primarily related to anticipated costs of removing hazardous materials in buildings, and has considered impairment issues that may result from capitalization of asset retirement obligations in accordance with SFAS No. 144.

Our Automotive segment has additional asset retirement obligations, also primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because our Automotive segment does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, our Automotive segment is currently unable to determine amounts to accrue for conditional asset retirement obligations at such sites.

For those sites that our Automotive segment identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, Federal-Mogul will review these sites for both impairment issues in accordance with SFAS No. 144 and for conditional asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations and FIN 47, Accounting for Conditional Asset Retirement Obligations.

Other Matters

Federal-Mogul is involved in other legal actions and claims, directly and through its subsidiaries. We do not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the operating results or cash flows of our Automotive segment. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in Federal-Mogul and its subsidiaries.

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
September 30, 2008

20. Commitments and Contingencies  – (continued)

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

Each of the parties filed a notice of appeal with the United States Court of Appeals for the Second Circuit. As part of that appeal, the parties have the right to raise issues relating to the District Court’s November 2005 opinion, and the Orders entered thereon, as well as issues relating to the October 9th Order. Briefing has been completed on the appeal and the Court has set oral argument for November 14, 2008.

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

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of September 30, 2008 and WPI’s results of operations for the period the date of acquisition (August 8, 2005) through September 30, 2008. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different than those presented for all periods presented.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

20. Commitments and Contingencies  – (continued)

Lear Corporation

On September 2, 2008, the Chancery Court granted our motion to dismiss the Fourth Amended Consolidated Shareholder Derivative Complaint filed in connection with our proposed merger with Lear Corporation. The period to appeal the dismissal has expired. All proceedings relating this matter have been dismissed.

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) was informed that on February 1, 2008 a purported stockholder derivative and class action lawsuit styled Andrew T. Berger v. Icahn Enterprises LP, et al. (Case No. 3522-VCS) was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, Icahn Enterprises and various individuals, including one of our current directors, as additional defendants. We indirectly beneficially own 50.1% of NEGI’s outstanding common stock. The complaint alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s previously announced November 21, 2006 sale to NEG Oil & Gas LLC, or NEG Oil & Gas, of NEGI’s former unconsolidated non-controlling 50% limited liability company interest in NEG Holding LLC, or NEG Holding, as a result of the exercise by NEG Oil & Gas of its contractual redemption option under the operating agreement governing NEG Holding.

Since the redemption of NEGI’s former interest in NEG Holding, NEGI has had no business operations and its principal assets consist of its cash and short-term investment balances, which currently aggregate approximately $47.8 million. On March 14, 2008, the stockholders voted to approve the liquidation and dissolution of NEGI. NEGI filed a Form 15 with the SEC on March 26, 2008 deregistering its securities under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s stockholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, we cannot predict the outcome of the litigation on us or on our interest in NEGI.

PSC Metals

Environmental Matters

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

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

20. Commitments and Contingencies  – (continued)

established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24.6 million and $24.3 million at September 30, 2008 and December 31, 2007, respectively. Management believes, based on past experience that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

PSC Metals has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, PSC Metals has estimated its liability to remediate these sites to be immaterial at September 30, 2008 and December 31, 2007. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

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

21. Subsequent Events

Subsequent to September 30, 2008, we purchased outstanding debt of entities included in our consolidated financial statements in the principal amount of $352 million. We will account for the purchases as a debt extinguishment and therefore anticipate recording a gain of approximately $146 million in the fourth quarter of fiscal 2008.

Investment Management

As of November 1, 2008, affiliates of Icahn Enterprises invested an additional $250 million in the Private Funds. Subsequent to September 30, 2008, the Onshore Fund received $720,000 in additional subscriptions from Onshore Fund fee-paying limited partners, all of which was paid prior to October 1, 2008 and is reflected as a liability in the consolidated balance sheets. Based on the values at September 30, 2008, the Private Funds have received, net of the $250 million investment, redemption notices of approximately 14.7% of the assets under management for December 31, 2008.

Declaration of Distribution on Depositary Units

On October 31, 2008, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of fiscal 2008. The distribution will be paid on December 3, 2008, to depositary unitholders of record at the close of business on November 20, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated interim financial statements of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008 and 2007. These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their review of the interim financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of September 30, 2008, and whose revenues for the three-month period ended September 30, 2008 and the period from February 29, 2008 (date of consolidation) through September 30, 2008, constituted $7.9 billion, $1.7 billion, and $4.4 billion, respectively, of the related consolidated totals.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2008, we expressed an unqualified opinion on those consolidated financial statements. Our report contained explanatory paragraphs relating to the change in method of accounting for its investments with the adoption of SOP 07-1, SFAS 157 and SFAS 159, the change in method of allocating gains and losses related to dispositions of common control acquisitions and adjustments to reflect the acquisition of entities under common control, which have been accounted for in a manner similar to a pooling-of-interests, as well as the reclassification of assets held for sale or sold to discontinued operations.

In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP

New York, New York
November 5, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of September 30, 2008 (Successor), and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 (Successor) and 2007 (Predecessor), and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 (Successor) and 2007 (Predecessor) included in its Form 10-Q for the quarter ended September 30, 2008. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of December 31, 2007 (Successor), and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 2007 (Predecessor) (not presented herein) and in our report dated March 10, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the application of AICPA Statement of Position 90-7, Financial Reporting by Entities under the Bankruptcy Code. Also, our report included an explanatory paragraph related to a change in method of accounting for pensions and other postretirement plans in 2006 and tax uncertainties in 2007.

In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2007 included in its Form 10-Q for the quarter ended September 30, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Detroit, Michigan
October 22, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

(1)	Overview
•	Introduction
•	Acquisition
•	Divestiture
•	Other Significant Events
(2)	Results of Operations
•	Overview
•	Consolidated Financial Results of Continuing Operations
•	Investment Management
•	Automotive
•	Metals
•	Real Estate
•	Home Fashion
•	Holding Company
•	Interest, Dividends and Other Income, Interest Expense and Non-Controlling Interests — Automotive, Holding Company and Other
•	Income Taxes
•	Discontinued Operations
(3)	Liquidity and Capital Resources
•	Holding Company
•	Consolidated Cash Flows
•	Borrowings
•	Contractual Commitments
•	Off-Balance Sheet Arrangements
•	Discussion of Segment Liquidity and Capital Resources
•	Investment Management
•	Automotive
•	Metals
•	Real Estate
•	Home Fashion
•	Discontinued Operations
•	Distributions
(4)	Critical Accounting Policies and Estimates
(5)	Forward-Looking Statements

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of September 30, 2008, affiliates of Mr. Icahn owned 64,288,061 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.2% and 86.5% of our outstanding depositary units and preferred units, respectively.

We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment Management (effective August 8, 2007), Automotive (effective July 3, 2008), Metals (effective November 5, 2007), Real Estate and Home Fashion. As of December 31, 2007, we also operated discontinued operations, including our former Gaming segment. In addition to our operating businesses, we discuss the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis.

Because of the nature of our business, the results of operations for quarterly and other interim periods are not indicative of the results to be expected for the full year. Variations in the amount and timing of gains and losses on our investments can be significant. The results of our Real Estate and Home Fashion segments are seasonal while our Automotive segment is moderately seasonal.

Acquisition

Acquisition of Controlling Interest in Federal-Mogul Corporation

As described below, on July 3, 2008, Icahn Enterprises consummated the acquisition of a 50.5% majority interest in Federal-Mogul Corporation, or Federal-Mogul. Federal-Mogul is a leading global supplier of parts, components, modules and systems to customers in the automotive, small engine, heavy-duty, marine, railroad, aerospace and industrial markets. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly owned subsidiaries or partially owned joint ventures, organized into five product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment manufacturers, or OEM, and replacement parts (referred to as aftermarket) applications, including engine bearings, pistons, piston rings, piston pins, ignition products, fuel products, cylinder liners, valve seats and guides, sealing products, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, lighting, wiper and steering products. Federal-Mogul’s principal customers include most of the world’s OEMs of vehicles and industrial products and aftermarket retailers and wholesalers.

The predecessor to Federal-Mogul, or the Predecessor Company, and all of its then-existing wholly owned U.S. subsidiaries filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On October 1, 2001 (referred to as the Petition Date), certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, referred to as the Debtors) also filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order, or the Confirmation Order, confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (referred to as the Plan) and entered Findings of Fact and Conclusions of Law regarding the Plan (referred to as the Findings of Fact and Conclusions of Law). On November 14, 2007, the United States District Court for the District of Delaware, or the District Court, entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (referred to as the Effective Date). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continued to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed Federal-Mogul Corporation (also referred herein as Federal-Mogul or the Successor Company).

On July 3, 2008, Icahn Enterprises Holdings and its newly formed, wholly owned subsidiary, IEH FM Holdings LLC, or Acquisition Sub, entered into a Stock Purchase Agreement (referred to as the Agreement) with Thornwood Associates Limited Partnership, or Thornwood, and Thornwood’s general partner, Barberry Corp., or Barberry, pursuant to which we acquired a majority interest in Federal-Mogul. We own a 99% limited partnership interest in Icahn Enterprises Holdings. Thornwood and Barberry are wholly owned by Mr. Carl C. Icahn. Prior to the acquisition of the shares by Icahn Enterprises Holdings, Thornwood owned 75,241,924 shares of Federal-Mogul’s Class A common stock, or Federal-Mogul Shares, which represented approximately 74.87% of the total issued and outstanding shares of capital stock of Federal-Mogul. Thornwood acquired 50,100,000 Federal-Mogul Shares pursuant to the exercise of two options acquired in December 2007 from the Federal-Mogul Asbestos Personal Injury Trust, or the Trust Stock, and 25,141,924 Federal-Mogul Shares pursuant to and in connection with the Federal-Mogul Plan of Reorganization under Chapter 11 of the United States Code, which became effective on December 27, 2007, in respect of certain securities of Federal-Mogul held by Thornwood prior to Federal-Mogul's reorganization, or the Claims Stock.

Pursuant to the Agreement, on July 3, 2008, Acquisition Sub purchased from Thornwood 50,750,000 Federal-Mogul Shares for an aggregate purchase price of $862,750,000 in cash (or $17.00 per share, which represented a discount to Thornwood's purchase price for such shares). The purchased shares represented approximately 50.5% of the total issued and outstanding shares of capital stock of Federal-Mogul. The transaction was approved by the audit committee of the independent directors of the Icahn Enterprises GP. The audit committee was advised by its own legal counsel and independent financial advisor with respect to the transaction. The audit committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid. During the third quarter of fiscal 2008, Federal-Mogul purchased approximately 1.1 million shares of its own capital stock which effectively increased our majority ownership to 51.1%.

Divestiture

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC, or ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of approximately $472 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit approximately $1.2 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code, or the Code. During the third quarter of fiscal 2008, we invested $464.5 million of the gross proceeds to purchase two net leased properties within our Real Estate segment, resulting in a deferral of approximately $103 million in taxes. The balance of the escrow accounts was subsequently released.

Other Significant Events

Investment in the Private Funds

As of November 1, 2008, an affiliate of Icahn Enterprises invested an additional $250 million in the Private Funds.

Long-term Debt Purchases

Subsequent to September 30, 2008, we purchased outstanding debt of entities included in our consolidated financial statements in the principal amount of $352 million. We will account for the purchases as a debt extinguishment and therefore anticipate recording a gain of approximately $146 million in the fourth quarter of fiscal 2008.

Declaration of Distribution on Depositary Units

On October 31, 2008, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of fiscal 2008. The distribution will be paid on December 3, 2008, to depositary unitholders of record at the close of business on November 20, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Overview

The key factors affecting our financial results for the three months ended September 30, 2008, or the third quarter of fiscal 2008, and the nine months ended September 30, 2008, compared to the three months ended September 30, 2007, or the third quarter of fiscal 2007, and the first nine months of fiscal 2007 are as follows:

•	Consummation of the sale of ACEP on February 20, 2008 for $1.2 billion, realizing a gain of approximately $472 million, after taxes of $260 million;
•	Investment of $464.5 million of the gross proceeds in a Code Section 1031 Exchange transaction related to the sale of ACEP with the purchase of two net leased properties within our Real Estate segment, resulting in a deferral of approximately $103 million in taxes;
•	The inclusion of approximately $1.7 billion and $4.4 billion of revenues from our newly acquired Automotive segment for the third quarter of fiscal 2008 and the period March 1, 2008 through September 30, 2008, respectively;
•	Increased sales from the Metals segment of approximately $207.0 million and $520.6 million for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 as compared to the corresponding prior year periods, respectively, resulting from an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made during fiscal 2007 and early fiscal 2008;
•	Loss from continuing operations from the Investment Management segment of $69.8 million and $159.0 million during the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, resulting from investment losses from the Private Funds which were primarily affected by the decline in the value of the Private Funds’ largest equity positions;
•	Reduced net sales from the Home Fashion segment of $75.4 million and $213.3 million for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 as compared to the corresponding prior year periods, respectively, due to the weak home textile retail environment and the elimination of unprofitable programs; and
•	Reduced net sales from the Real Estate segment of $3.6 million and $10.7 million for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 as compared to the corresponding prior year periods, respectively, due to weak property development sales activity caused by the general slowdown in residential and vacation home sales.

Consolidated Financial Results of Continuing Operations

The following table summarizes revenues and income from continuing operations for each of our segments (in $000s):

	Revenues(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Investment Management	$(594,906)	$(78,413)	$(1,290,399)	$694,762
Automotive(2)	1,724,680	—	4,392,212	—
Metals	406,596	199,607	1,143,727	622,454
Real Estate	27,723	32,719	74,879	89,904
Home Fashion	116,307	185,597	327,934	540,871
Holding Company	114,893	75,003	142,278	204,033
Total	$1,795,293	$414,513	$4,790,631	$2,152,024

	Income (Loss) From Continuing Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Investment Management	$(69,761)	$(6,161)	$(158,958)	$191,411
Automotive(2)	1,845	—	22,569	—
Metals	19,686	10,091	74,162	27,129
Real Estate	4,507	4,927	7,815	10,834
Home Fashion	(6,541)	(22,061)	(38,241)	(72,741)
Holding Company	74,986	19,987	22,295	77,090
Total	$24,722	$6,783	$(70,358)	$233,723

(1)	Revenues include interest, dividends and other income.
(2)	Automotive segment results are for the period March 1, 2008 through September 30, 2008.

Investment Management

Overview

On August 8, 2007, we acquired the general partnership interests in Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (and, together with the Onshore GP, being referred to herein as the General Partners), acting as general partners of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below) and Icahn Capital Management L.P., or New Icahn Management, a Delaware limited partnership. Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund L.P., (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The Offshore GP also acts as general partner of certain funds formed as Cayman Islands exempted limited partnerships that invest in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds and, together with the Investment Funds, are referred to herein as the Private Funds.

The Private Funds' performance continued to be affected by the ongoing deterioration of the global financial markets during the third quarter of fiscal 2008. We believe that the factors contributing to the distressed market conditions in the third quarter of fiscal 2008 included, but were not limited to, constrained credit markets, de-leveraging by global financial institutions and the increasing likelihood of a global recession. These conditions resulted in lowered business and consumer confidence and heightened concerns about liquidity, corporate earnings and future economic growth, contributing to price volatility and declining asset values.

We believe that given the current difficult market conditions our capital base provides us a significant competitive advantage. Our stable base of internal capital combined with long dated visibility into potential capital outflows provides the Investment Management segment with a secure foundation for executing our strategy. As of November 1, 2008, affiliates of Icahn Enterprises invested an additional $250 million in the Private Funds. Based on values at September 30, 2008, the Private Funds have received, net of the $250 million investment, redemption notices of approximately 14.7% of AUM for December 31, 2008. For a more detailed description of how global economic and financial market conditions can materially affect our performance, see “Item 1A. Risk Factors — Risks Related to Our Business — Investment Management Operations” in our Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission, or the SEC, on March 17, 2008.

Revenues

Through December 31, 2007, the Investment Management segment derived revenues from three sources: (1) management fees; (2) incentive allocations, and (3) gains and losses from our investments in the Private Funds. Effective January 1, 2008, the Investment Management segment derives its income from (1) special profits interest allocations; (2) incentive allocations, and (3) gains and losses from our investments in the Private Funds. There were no changes to incentive allocations and gains and losses from our investments in the Private Funds.

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

Effective January 1, 2008, the management agreements were terminated resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees. In addition, the limited partnership agreements of the Investment Funds, or the Investment Fund LPAs, were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the Private Funds the administrative and back office services that were formerly provided by New Icahn Management (referred to herein as the Services) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations (as further discussed below) from the Investment Funds. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital L.P., or Icahn Capital.

Effective January 1, 2008, the Investment Fund LPAs provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an Investor). This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year. In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return thereon)

and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the entire Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will never receive it.

The General Partners waived the special profits interest allocations effective January 1, 2008 (and for periods prior to January 1, 2008, New Icahn Management waived management fees) and incentive allocations for Icahn Enterprises’ investments in the Private Funds and Mr. Icahn’s direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any investor that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

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

Prior to January 1, 2008, our Investment Management results were driven by the combination of the Private Funds’ assets under management, or AUM, and the investment performance of the Private Funds. Effective January 1, 2008, our Investment Management results continue to be driven by the combination of the Private Funds’ AUM and the investment performance of the Private Funds, except, as discussed above, that special profits interest allocations are only earned to extent that there are sufficient net profits generated from the Private Funds to cover such allocations. Prior to January 1, 2008, as AUM increased, management fee revenues generally increased in tandem because New Icahn Management charged management fees based on the net asset value of fee-paying capital in the Private Funds, generally at the beginning of each quarter. Effective January 1, 2008, the General Partners receive special profits interest allocations which are calculated based on the net asset value of fee-paying capital in the Private Funds, generally at the beginning of each quarter, and allocated to the General Partners generally at the end of each year only to the extent that there are sufficient net profits generated from the Private Funds to cover such allocations. Incentive allocations are determined based on the aggregate amount of net profits earned by the Investment Funds (after the special profits interest allocation is made). Incentive allocations are determined by the investment performance of the Private Funds, which is a principal determinant of the long-term success of the Investment Management segment because it enables AUM to increase through retention of fund profits and by making it more likely to attract new investment capital and minimize redemptions by Private Fund investors.

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

The General Partners and their affiliates also earn income (or be subject to losses) through their investments in the Investment Funds. Icahn Enterprises Holdings earns income (or is subject to losses) through its investment in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

AUM and Fund Performance

The table below reflects changes to AUM for the three and nine months ended September 30, 2008 and 2007. The end-of-period balances represent total AUM, including any accrued special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, deferred management fees) and any incentive allocations and our own investments in the Private Funds as well as investments of other affiliated parties who have not been charged special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations for the periods presented (in $000s).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$7,008,919	$6,361,407	$7,510,670	$4,019,993
Net (out-flows) in-flows	197,356	848,411	408,829	2,468,035
(Depreciation) appreciation	(635,079)	(105,453)	(1,348,303)	616,337
Balance, end of period	$6,571,196	$7,104,365	$6,571,196	$7,104,365
Fee-paying AUM	$4,283,639	$5,138,328	$4,283,639	$5,138,328

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return for the Three Months Ended September 30,		Gross Return(1) for the Nine Months Ended September 30,
	2008	2007	2008	2007
Private Funds	-8.6%	-1.5%	-16.8%	13.8%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was -8.6% for the third quarter of fiscal 2008 and -16.8% for the first nine months of fiscal 2008. During the third quarter of fiscal 2008, losses were primarily a result of the decline in the Private Funds’ holdings of Yahoo!, Biogen Idec Inc, or Biogen and Anadarko Petroleum Corp, or Anadarko. For the first nine months of fiscal 2008, the Private Funds’ short exposure in equity produced gains due to the negative U.S. equity markets and the decline in energy stocks. Short exposure to credit contributed gains for the first nine months of fiscal 2008 and overall credit exposure was slightly positive.

Current dislocations in the global financial markets and the lack of confidence resulting from unprecedented systemic risks associated with derivative and financial leverage, while providing potential long-term opportunities, may continue to negatively impact the Private Funds’ performance in the near term. The Private Funds experienced additional losses during October 2008.

The Private Funds’ aggregate gross performance was -1.5% for the third quarter of fiscal 2007 and 13.8% for the first nine months of fiscal 2007. Performance for the first nine months of fiscal 2007 was driven by a few core positions, including MedImmune (which was acquired by AstraZeneca), Biogen, and Anadarko. WCI Communities Inc. was a negative contributor to performance. Short equity exposure had a negative impact on performance but helped to reduce volatility. Overall, the energy sector was profitable for the first nine months of fiscal 2007.

Equity positions in Yahoo!, Biogen, MedImmune, Anadarko and WCI Communities Inc. have been previously disclosed in other filings with the SEC.

Since inception in November 2004, the Private Funds’ gross returns are 60.2%, representing an annualized rate of return of 12.8% through September 30, 2008, which is indicative of a typical investor who has invested since inception of the Private Funds. Past performance is not necessarily indicative of future results, particularly in the near-term given current market conditions.

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, special profits interest allocations (and prior to January 1, 2008, management fees), incentive allocations and earnings on investments in the Private Funds are eliminated in consolidation. These eliminations have no impact on our net income, however, as our allocated share of the net income from the Private Funds includes the amount of these eliminated fees and allocations.

The tables below provide a reconciliation of the unconsolidated revenues and expenses of our interest in the General Partners and Icahn Capital (and, for periods prior to January 1, 2008, our interest in the General Partners and New Icahn Management) to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of our interest in the General Partners and Icahn Capital (and, for periods prior to January 1, 2008, our interest in the General Partners and New Icahn Management) without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of any special profits interest allocations (and, prior to January 1, 2008, management fees), incentive allocations and returns on investments in the Private Funds that is attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the three and nine months ended September 30, 2008 and 2007 as follows ($000s):

	For the Three Months Ended September 30, 2008					For the Three Months Ended September 30, 2007
	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Special profit interests allocation	$—		$—	$—	$—	$—		$—	$—	$—
Management fees	—		—	—	—	29,685		—	(25,567)	4,118
Incentive allocations	—		—	—	—	(25,787)		—	25,787	—
Net loss from investment activities	(62,979	)(1)	(658,228)	62,979	(658,228)	(1,409	)(1)	(133,652)	1,409	(133,652)
Interest, dividends and other income	(457)		63,779	—	63,322	98		51,023	—	51,121
	(63,436)		(594,449)	62,979	(594,906)	2,587		(82,629)	1,629	(78,413)
Costs and expenses	6,325		22,873	—	29,198	7,177		9,135	—	16,312
Interest expense	—		6,173	—	6,173	—		4,141	—	4,141
	6,325		29,046	—	35,371	7,177		13,276	—	20,453
Loss from continuing operations before income taxes and non-controlling interests	(69,761)		(623,495)	62,979	(630,277)	(4,590)		(95,905)	1,629	(98,866)
Income tax expense	—		—	—	—	(1,571)		—	—	(1,571)
Non-controlling interests in loss	—		617,077	(56,561)	560,516	—		90,318	3,958	94,276
Loss from continuing operations	$(69,761)		$(6,418)	$6,418	$(69,761)	$(6,161)		$(5,587)	$5,587	$(6,161)

	For the Nine Months Ended September 30, 2008					For the Nine Months Ended September 30, 2007
	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Special profit interests allocation	$—		$—	$—	$—	$—		$—	$—	$—
Management fees	—		—	—	—	95,529		—	(88,035)	7,494
Incentive allocations	—		—	—	—	94,722		—	(94,722)	—
Net (loss) gain from investment activities	(134,340	)(1)	(1,456,824)	134,340	(1,456,824)	41,487	(1)	554,223	(41,487)	554,223
Interest, dividends and other income	303		166,122	—	166,425	405		132,640	—	133,045
	(134,037)		(1,290,702)	134,340	(1,290,399)	232,143		686,863	(224,244)	694,762
Costs and expenses	24,649		22,884	—	47,533	37,557		31,691	—	69,248
Interest expense	—		9,429	—	9,429	—		13,686	—	13,686
	24,649		32,313	—	56,962	37,557		45,377	—	82,934
(Loss) income from continuing operations before income taxes and non-controlling interests	(158,686)		(1,323,015)	134,340	(1,347,361)	194,586		641,486	(224,244)	611,828
Income tax expense	(272)		—	—	(272)	(3,175)		—	—	(3,175)
Non-controlling interests in loss (income)	—		1,308,788	(120,113)	1,188,675	—		(421,200)	3,958	(417,242)
(Loss) income from continuing operations	$(158,958)		$(14,227)	$14,227	$(158,958)	$191,411		$220,286	$(220,286)	$191,411

(1)	An affiliate of Icahn Enterprises made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no special profits interest allocation (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of September 30, 2008, the total value of this investment is approximately $564.2 million, with an unrealized loss of $56.6 million and $120.1 million for the three and nine months ended September 30, 2008, respectively, and unrealized gain of $4.0 million for each of the three and nine months ended September 30, 2007. These amounts are reflected in the Private Funds’ net assets and earnings.

For the third quarter of fiscal 2008 and the first nine months of fiscal 2008, the Target Special Profits Interest Amount was $19.3 million and $79.3 million, respectively. No accrual for special profits interest allocation was made for the three and nine months ended September 30, 2008 due to losses in the Investment Funds. The Target Special Profits Interest Amount of $79.3 million representing the entire fiscal 2008 Target Special Profits Amount to date will be carried forward and will be accrued to the extent that there are sufficient net profits in the Investment Funds during the investment period to cover such amounts. If the Investment Funds fail to generate positive returns for the full fiscal 2008, no special profits interest allocation will be earned for fiscal 2008 and unearned amounts will be carried forward. There was no special profits interest allocation for the third quarter of fiscal 2007 and the first nine months of fiscal 2007 because the special profits interest allocations commenced effective January 1, 2008.

There were no management fees in the third quarter of fiscal 2008 and the first nine months of fiscal 2008 as these fees were terminated on January 1, 2008. Management fees were $29.7 million and $95.5 million for the third quarter of fiscal 2007 and the first nine months of fiscal 2007, respectively.

We had no incentive allocation in the third quarter of fiscal 2008 as compared to an incentive allocation reversal of $25.8 million in the third quarter of fiscal 2007. There was no incentive allocation to the General Partners in the first nine months of fiscal 2008 as compared to an incentive allocation of $94.7 million in the first nine months of fiscal 2007. This represented a decrease of $25.8 million (100%) and $94.7 million (100%), respectively, between the comparable periods. This decrease was due to the decline in performance of the Private Funds during the third quarter of fiscal 2008 and the first nine months of fiscal 2008 compared to the corresponding prior year periods as the Private Funds’ largest core equity positions declined in value. Incentive allocations earned from the Private Funds are accrued on a quarterly basis and are generally allocated to the General Partners at the end of the Private Funds’ fiscal year. There is no incentive allocation accrued at September 30, 2008.

The net loss from investment activities of $63.0 million and $1.4 million accrued by the interests of Icahn Enterprises in the General Partners and in its direct investment in the Private Funds in the third quarter of fiscal 2008 and 2007, respectively, consists of two components. The first component reflects a net loss of $6.4 million in the third quarter of fiscal 2008 relating to the decrease in the General Partners’ investment in the Private Funds as a result of the decline in the performance of the General Partners’ investment, compared to $5.4 million in the third quarter of fiscal 2007. The second component includes a net investment loss in the third quarter of fiscal 2008 of $56.6 million and net investment gain of $4.0 million in the third quarter of fiscal 2007 on the original aggregate $700 million invested in the Private Funds by an affiliate of Icahn Enterprises in three equal investments in September, October and November 2007.

The net loss from investment activities of $134.3 million and net gain of $41.5 million accrued by the interests of Icahn Enterprises in the General Partners and in its direct investment in the Private Funds in the first nine months of fiscal 2008 and 2007, respectively, consists of two components. The first component reflects a net loss of $14.2 million in the first nine months of fiscal 2008 relating to the decrease in the General Partners’ investment in the Private Funds as a result of the decline in the performance of the General Partners’ investment, compared to a net gain of $37.5 million in the first nine months of fiscal 2007. The second component includes a net investment loss in the first nine months of fiscal 2008 of $120.1 million and net investment gain of $4.0 million in the first nine months of fiscal 2007 on the original aggregate $700 million invested in the Private Funds by an affiliate of Icahn Enterprises in three equal investments in September, October and November 2007.

Net realized and unrealized losses of the Private Funds on investment activities were $658.2 million for the third quarter of fiscal 2008, compared to $133.7 million for the third quarter of fiscal 2007. Net realized and unrealized losses of the Private Funds on investment activities were $1,456.8 million for the first nine months of fiscal 2008, compared to a gain of $554.2 million for the first nine months of fiscal 2007. This decrease relates primarily to the decline in performance of the Private Funds during the third quarter of fiscal 2008 and the first nine months of fiscal 2008 caused primarily by the decline in the value of the Private Funds’ largest equity positions.

Interest, dividends and other income increased by $12.2 million (23.9%) and $33.4 million (25.1%) for the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, compared to the corresponding prior year periods. The increase was primarily attributable to amounts earned on interest-paying investments.

The General Partners’ costs and expenses decreased by $0.9 million (11.9%) and $12.9 million (34.4%) for the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. This decrease is primarily due to a decrease in compensation awards as there was no accrual made for special profits interest allocations and incentive allocations in the third quarter of fiscal 2008 and unpaid re-invested compensation balances declined in value.

Private Funds’ costs and expenses, including interest expense, increased by $15.8 million (118.8%) and decreased by $13.1 million (28.8%) for the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, compared to the corresponding prior year periods. This decrease is primarily attributable to net loss accrued on the deferred management fee payable by the consolidated Offshore Fund.

Non-controlling interests in loss increased by $466.2 million and $1.6 billion for the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. This increase was due to the decline in performance of the Private Funds during the third quarter of fiscal 2008 and the first nine months of fiscal 2008 as discussed above.

Automotive

Our Automotive segment consists of Federal-Mogul, a leading global supplier of a broad range of parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and industrial markets, including customers in both the OEM market and the aftermarket. Effective July 3, 2008, we acquired a majority interest in Federal-Mogul.

Federal-Mogul believes that its sales are well balanced between OEM and aftermarket as well as domestic and international markets. Federal-Mogul’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets such as Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets, including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require Federal-Mogul to continually assess, redefine and improve its operations, products and manufacturing capabilities to maintain and improve profitability. Federal-Mogul’s management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy.

Federal-Mogul is organized into five product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket.

•	Powertrain Energy is one of the world’s leading providers of powertrain components. Federal-Mogul’s powertrain energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine pistons, piston rings, piston pins, cylinder liners, camshafts, valve seats and guides and transmission components. These products are either sold as individual products or offered to automotive manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time.
•	Powertrain Sealing and Bearings is one of the world’s leading sealing solutions and bearings providers. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offerings include dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, heat shields, engine bearings, bronze engine bearings, aluminum engine bearings and bushings and washers.
•	Vehicle Safety and Protection is one of the world’s leading suppliers of friction and systems protection products. Such products are used in automotive and heavy-duty applications and the primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant sleeving systems protection products. Federal-Mogul supplies friction products to all major customers in the light vehicle, commercial vehicle and railway sectors and is also a leading company in the aftermarket.
•	Automotive Products is one of the world’s leading manufacturers of products in several key aftermarket product lines, including brake, chassis, ignition, lighting, fuel and wiper products.
•	Global Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial replacement markets.

Federal-Mogul’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shutdown periods in the Asia Pacific region generally vary by country. The aftermarket experiences seasonal fluctuations in sales demands caused by weather patterns. Historically, Federal-Mogul’s sales and operating profits have been the strongest in the second quarter.

Federal-Mogul’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 13, 2008 contains a detailed description of its business, products, industry, operating strategy and associated risks. Federal-Mogul’s most recent Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 was filed with the SEC on October 22, 2008.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of February 25, 2008 (the effective date of control by Thornwood and, indirectly, by Carl C. Icahn) and thereafter, as a result of our acquisition of a majority interest in Federal-Mogul on July 3, 2008, we consolidated the financial position, results of operations and cash flows of Federal-Mogul. We evaluated the activity between February 25, 2008 and February 29, 2008 and, based on the immateriality of such activity, concluded that the use of an accounting convenience date of February 29, 2008 was appropriate. For comparative purposes, revenues and earnings of Federal-Mogul for the three months ended September 30, 2007 and the period March 1, 2007 through September 30, 2007 are provided in the tables and discussion below.

The five product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below. Summarized statements of operations and performance data for the Automotive segment for the three months ended September 30, 2008 and 2007 and the period March 1, 2008 through September 30, 2008 and 2007 are as follows (in millions):

	Three Months Ended September 30,		Variance 2008 vs 2007		Period March 1 through September 30,		Variance 2008 vs 2007
	2008	2007	$	%	2008	2007	$	%
Net sales	$1,692	$1,686	$6	0.4%	$4,333	$4,073	$260	6.4%
Cost of sales	1,413	1,406	7	0.5%	3,580	3,347	233	7.0%
Gross margin	279	280	(1)	(0.4)%	753	726	27	3.7%
Expenses (Income):
Selling, general and administrative expenses	192	208	(16)	(7.7)%	475	490	(15)	(3.1)%
Interest expense, net	47	50	(3)	(6.0)%	105	117	(12)	(10.3)%
Amortization expense	21	5	16	320.0%	46	11	35	318.2%
Chapter 11 and U.K. Administration related organization expenses	2	15	(13)	(84.7)%	7	53	(46)	(86.8)%
Equity earnings of unconsolidated affiliates	(4)	(10)	6	60.0%	(14)	(23)	9	39.1%
Restructuring expense, net	11	10	1	10.0%	14	33	(19)	(57.6)%
Other income, net	(12)	(6)	(6)	(100.0)%	(10)	(17)	7	41.2%
Total expenses, net	257	272	(15)	(5.4)%	623	664	(41)	(6.2)%
Income before income taxes	$22	$8	$14	171.3%	$130	$62	$68	109.7%

The percentage of net sales by region for the three and seven months ended September 30, 2008 and 2007 are listed below.

Successor 2008	Three Months	Seven Months
U.S. and Canada	38%	39%
Europe	47%	47%
Rest of world	15%	14%

Predecessor 2007
U.S. and Canada	43%	43%
Europe	44%	45%
Rest of world	13%	12%

Net Sales

Net sales increased by $6 million to $1,692 million for the third quarter of 2008 from $1,686 million in the third quarter of fiscal 2007. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $65 million. Net sales increased by $260 million, or 6.4%, to $4,333 million for the seven months ended September 30, 2008 from $4,073 million for the comparable period of fiscal 2007. The impact of the U.S. dollar weakening primarily against the euro increased reported sales by $240 million.

For the third quarter of fiscal 2008, in general, light and commercial vehicle original equipment, or OE, production declined in all regions, with the largest decline in North America. Federal-Mogul gained OE market share in all regions. Global aftermarket volumes fell compared to the comparable period in fiscal 2007 but this impact was partially mitigated by increased market share concentrated in North America. The result of these movements is that global market share gains in both OE and aftermarket only partially offset the decrease in OE production, with a net volume decline of $92 million. Net customer price increases were $23 million, and business acquisitions in Asia increased sales by $10 million.

For the seven months ended September 30, 2008, in general, increased light and commercial vehicle OE production in Europe and Asia was partially offset by reduced light vehicle and heavy duty production in North America, while all regions gained OE market share. Global aftermarket volumes fell compared to the comparable period in fiscal 2007 but the majority of this impact was mitigated by increased market share concentrated in North America. The net result of these movements is that global market share gains in both OE and aftermarket and the increases in European and Asian OE production more than offset the North American market decline. Furthermore, customer price increases in the aftermarket more than offset OE price reductions.

Gross Margin

Gross margin was $279 million, or 16.5% of net sales, for the third quarter of fiscal 2008 and $280 million, or 16.5% of sales, in the comparable period of fiscal 2007. Favorable productivity in excess of labor and benefits inflation of $27 million, customer price increases of $23 million and reduced depreciation of fixed assets of $11 million due to revaluation in conjunction with fresh-start reporting were mostly offset by sales volume decreases that reduced margins by $47 million and material cost increases of $13 million.

Gross margin increased by $27 million to $753 million, or 17.4% of net sales, for the seven months ended September 30, 2008 from $726 million, or 17.8% of net sales, in the comparable period of fiscal 2007. Federal-Mogul recorded reduced depreciation expense of approximately $37 million during this period primarily as a result of revaluing fixed assets and resetting the remaining useful lives of those assets in connection with fresh-start reporting. Additionally, we recorded a fair value adjustment to inventory of $24 million related to our acquisition of a majority interest in Federal-Mogul to cost of sales for the period March 1, 2008 through September 30, 2008. The other major factors impacting gross margin are productivity in excess of labor and benefits inflation and improved customer pricing. Favorable foreign exchange movements contributed $41 million to gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, were $192 million, or 11.3% of net sales, for the third quarter of fiscal 2008 as compared to $208 million, or 12.3% of net sales, for the comparable quarter of fiscal 2007. The unfavorable impact of exchange movements increased SG&A by $6 million, which was more than offset by a constant-dollar reduction of $22 million, primarily due to productivity in excess of labor and benefits inflation of $9 million, and reduced pension expense of $9 million as a result of fresh-start reporting.

SG&A expenses were $475 million, or 11.0% of net sales, for the seven months ended September 30, 2008 as compared to $490 million, or 12.0% of net sales, for the comparable period of fiscal 2007. The unfavorable impact of exchange movements increased SG&A, which was more than offset by a constant-dollar reduction in SG&A primarily due to reduced pension expense as a result of fresh-start reporting.

Restructuring Expenses, Net

Restructuring expense increased by $1 million (10%) in the third quarter of fiscal 2008 as compared to the corresponding prior year period. In September 2008, Federal-Mogul announced a restructuring plan, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by approximately 8%. Federal-Mogul continues to solidify the individual components of this plan, and will announce those components as plans are finalized. For the third quarter of fiscal 2008, Federal-Mogul has recorded $10.7 million in restructuring expenses associated with Restructuring 2009, and expects to incur additional restructuring expenses up to $69 million through the fiscal year ending December 31, 2009. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Restructuring expenses decreased by $19 million (57.6%) for the period March 1, 2008 through September 30, 2008 as compared to the corresponding prior period. The decrease is primarily due to a reduction in restructuring expenses incurred related to a global restructuring plan, or Restructuring 2006, which was undertaken by the Predecessor Company in January 2006, offset in part by Restructuring 2009 expenses incurred in the third quarter of fiscal 2008. For the period March 1, 2008 through September 30, 2008, Federal-Mogul has recorded the amount of severance that is probable and estimable, and that is not attributable to future service from the current employees. The Restructuring 2006 program will be completed as of December 31, 2008 and Federal-Mogul will not initiate additional facility closures or production transfer under this program. Payments associated with this program are expected to continue into fiscal 2009. For the period March 1, 2008 through September 30, 2008, Federal-Mogul has incurred expenses of $3.3 million for Restructuring 2006. Federal-Mogul expects that approximately $5 million of additional expense will be incurred under the Restructuring 2006 program, primarily related to equipment transportation.

Other Income, Net

Federal-Mogul is a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits have been stayed temporarily to allow the parties to engage in settlement negotiations. During the third quarter of fiscal 2008, Federal-Mogul reached settlements with certain parties, which resulted in net recoveries to Federal-Mogul of $15.8 million and $16.3 million for the three and seven months ended September 30, 2008, respectively. Federal-Mogul continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions.

Interest Expense, Net

Net interest expense was $47 million and $105 million in the third quarter of fiscal 2008 and the seven months ended September 30, 2008, respectively, compared to $50 million and $117 million in the comparable periods in fiscal 2007. The decreases are due to lower average interest rates on higher debt and increases in interest income, partially offset by amortization as a result of marking to market the exit financing arrangements as part of fresh-start reporting.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals. During fiscal 2007, PSC Metals completed the acquisitions of substantially all of the assets of three scrap metal recyclers. The aggregate purchase price for the acquisitions was approximately $47.7 million, the most significant of which was approximately $40 million relating to the September 2007 acquisition of substantially all of the assets of WIMCO Operating Company, Inc., a full-service scrap metal recycler in Ohio. The results of operations for yards acquired are reflected in the consolidated results of PSC Metals from the dates of acquisition.

Summarized statements of operations and performance data for PSC Metals for the three and nine months ended September 30, 2008 and 2007 are as follows (in 000s):

	Three Months Ended September 30,		Variance 2008 vs 2007		Nine Months Ended September 30,		Variance 2008 vs 2007
	2008	2007	$	%	2008	2007	$	%
Net sales	$405,922	$198,903	$207,019	104.1%	$1,142,863	$622,282	$520,581	83.7%
Cost of sales	363,792	183,502	180,290	98.2%	996,350	578,274	418,076	72.3%
Gross profit	$42,130	$15,401	$26,729	173.6%	$146,513	$44,008	$102,505	232.9%
Selling, general and administrative expenses	9,721	5,620	4,101	73.0%	24,454	15,979	8,475	53.0%
Income from continuing operations before interest and income taxes	$32,409	$9,781	$22,628	231.3%	$122,059	$28,029	$94,030	335.5%
Ferrrous tons sold	520	414			1,657	1,268
Non-ferrous pounds sold	31,711	30,203			105,060	86,810

Net sales for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 increased by $207.0 million (104.1%) and $520.6 million (83.7%), respectively, as compared to the corresponding prior year periods. This increase was primarily driven by improvement in ferrous revenues during fiscal 2008. Ferrous average pricing was approximately $275 per gross ton higher and ferrous shipments were 106,000 gross tons higher in fiscal 2008 as compared to the third quarter of fiscal 2007. Ferrous pricing reached historically high levels in the third quarter of fiscal 2008, with shredded material prices quoted at $594 per gross ton in the July American Metals Market Scrap Composites Index. The increased prices were driven by strong worldwide demand for recycled metals. All product lines, except non-ferrous, contributed to the revenue increase in the third quarter of fiscal 2008. All product lines contributed to the nine-month revenue increase in fiscal 2008. Scrap yards acquired during fiscal 2007 and early fiscal 2008 contributed $46.3 million to revenue increase in the third quarter of fiscal 2008 and $138.7 million to the nine-month revenue increase in fiscal 2008.

Although net sales for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 were greater than the corresponding prior year periods, prices and demand started to deteriorate during the third quarter of fiscal 2008 and have continued to deteriorate into October 2008 as the distressed global economic conditions began to affect the scrap industry. We cannot predict whether, or how long, current market conditions will continue to persist. In response to these conditions, PSC Metals is considering various alternatives to align its cost structure to the current market environment. In addition, as further described in our current report on Form 8-K filed with the SEC on July 23, 2008, Icahn Enterprises has engaged an investment advisor to explore strategic alternatives for PSC Metals.

Gross profit for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 increased by $26.7 million (173.6%) and $102.5 million (232.9%), respectively, as compared to the corresponding prior year periods. As a percentage of net sales, cost of sales was 89.6% and 92.3% for the third quarter of fiscal 2008 and fiscal 2007, respectively. As a percentage of net sales, cost of sales was 87.2% and 92.9% for the first nine months of fiscal 2008 and fiscal 2007, respectively. The increase in gross profit and lower cost of sales percentage are primarily due to increased selling prices in the third quarter of fiscal 2008 and the first nine months of fiscal 2008 that exceeded the increased cost of scrap supply. Yards acquired during fiscal 2007 also contributed to the increase in the gross profit in the third quarter of fiscal 2008 and the first nine months of fiscal 2008.

Selling, general and administrative expenses increased approximately $4.1 million (73%) and $8.5 million (53%) for the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. The increase was primarily attributable to employee-related costs, partly offset by lower spending in other cost categories. Headcount increases supported growth and the acquired yards, and reduced the cost of using external contractors. The increase in expenses also included increased incentive compensation expenses related to the Metals segment’s strong level of operating performance.

Real Estate

Our Real Estate segment is comprised of rental real estate, property development and resort activities associated with property development. The three related operating lines of our real estate segment have been aggregated for purposes of reporting our operating results below. Certain properties are reclassified as discontinued operations when subject to a contract and are excluded from income from continuing operations.

The following table summarizes the key operating data for real estate activities for the three and nine months ended September 30, 2008 and 2007 (in $000s):

	Three Months Ended September 30,		Variance 2008 vs 2007		Nine Months Ended September 30,		Variance 2008 vs 2007
	2008	2007	$	%	2008	2007	$	%
Revenues	$27,145	$30,722	$(3,577)	(11.6)%	$74,059	$84,714	$(10,655)	(12.6)%
Expenses	20,967	25,235	(4,268)	(16.9)%	$61,448	$72,966	(11,518)	(15.8)%
Income from continuing operations before interest and income taxes	$6,178	$5,487	$691	12.6%	$12,611	$11,748	$863	7.3%

Total revenues decreased by $3.6 million (11.6%) and $10.7 million (12.6%) in the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales, and was partially offset by an increase in rental income, due to the acquisitions of two net leased properties acquired in August 2008. In the third quarter of fiscal 2008, we sold nine residential units for approximately $8.9 million at an average price of $1.0 million with a profit margin of 7.1%. In the third quarter of fiscal 2007, we sold 12 residential units for approximately $17.3 million at an average price of $1.4 million with a profit margin of 10.0%. In the first nine months of fiscal 2008, we sold 35 residential units for approximately $33.7 million at an average price of $1.0 million with a profit margin of 8.7%. In the first nine months of fiscal 2007, we sold 68 residential units for approximately $50.2 million at an average price of $0.7 million with a profit margin of 11.5%.

Total expenses decreased by $4.3 million (16.9%) and $11.5 million (15.8%) in the third quarter of fiscal 2008 and first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. The decrease was primarily due to lower expenses due to a decrease in property development sales activity. In the three and nine months ended September 30, 2008, property development expenses included asset impairment charges of approximately $1.5 million and $2.0 million, respectively, primarily attributable to inventory units in our Grand Harbor and Oak Harbor, Florida subdivisions. In the first nine months of fiscal 2007, property development expenses included an asset impairment charge of $1.8 million related to certain condominium land in our Oak Harbor, Florida subdivision.

Based on current residential sales conditions, coupled with the completion of our Westchester, New York properties and the depressed Florida real estate market, we anticipate that property development sales and profits will likely continue to decline for the full year in fiscal 2008 from levels achieved in fiscal 2007. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved, and credit market conditions continue to have a negative impact on commercial real estate valuations.

Home Fashion

Historically, WPI has been adversely affected by a variety of unfavorable conditions, including the following items that continue to have an impact on its operating results:

•	adverse competitive conditions for U.S. manufacturing facilities compared to manufacturing facilities located outside of the United States;
•	growth of low-priced imports from Asia and Latin America resulting from lifting of import quotas; and
•	a difficult retail market for home textiles.

Summarized statements of operations for the three and nine months ended September 30, 2008 and 2007 included in the consolidated statements of operations is as follows (in $000s):

	Three Months Ended September 30,		Variance 2008 vs 2007		Nine Months Ended September 30,		Variance 2008 vs 2007
	2008	2007	$	%	2008	2007	$	%
Net sales	$107,951	$183,360	$(75,409)	(41.1)%	$317,825	$531,109	$(213,284)	(40.2)%
Cost of sales	99,290	177,912	(78,622)	(44.2)%	293,394	529,996	(236,602)	(44.6)%
Gross margin	8,661	5,448	3,213	59.0%	24,431	1,113	23,318	N/M
Expenses:
Selling, general and administrative expenses	18,924	28,218	(9,294)	(32.9)%	69,047	87,427	(18,380)	(21.0)%
Restructuring and impairment charges	8,175	14,041	(5,866)	(41.8)%	21,842	38,735	(16,893)	(43.6)%
Total expenses	27,099	42,259	(15,160)	(35.9)%	90,889	126,162	(35,273)	(28.0)%
Loss from continuing operations before interest, income taxes and non-controlling interests in loss	$(18,438)	$(36,811)	$18,373	49.9%	$(66,458)	$(125,049)	$58,591	46.9%

Net sales decreased by $75.4 million (41.1%) and $213.3 million (40.2%) in the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. Gross margin for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 increased by $3.2 million (59.0%) and $23.3 million (N/M%), respectively, as compared to the corresponding prior year periods. The decrease in net sales continued to reflect lower sales due to the weak home textile retail environment and the elimination of unprofitable programs, but has been mitigated by improvements in both gross margin and operating earnings as a result of shifting manufacturing capacity from the United States to lower-cost countries and lowering selling, general and administrative expenditures and reduced restructuring and impairment charges. We shifted manufacturing capacity from the United States to lower-cost countries and closed numerous U.S. plants during fiscal 2007 and early fiscal 2008. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 decreased by $9.3 million (32.9%) and $18.4 million (21.0%), respectively, as compared to corresponding prior year periods, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI continues to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Restructuring and impairment charges decreased by $5.9 million (41.8%) and $16.9 million (43.6%) for the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. The decrease in the third quarter of fiscal 2008 is due to lower impairment charges incurred during fiscal 2008 as compared to fiscal 2007. The decrease in the first nine months of fiscal 2008 is due to lower impairment charges, partially offset by higher restructuring charges. Restructuring and impairment charges include severance costs, non-cash impairment charges related to plants that have closed, and continuing costs of closed plants and transition expenses. Additionally in the third quarter of fiscal 2007 and the first nine months of fiscal 2007, WPI reduced the fair value of the trademarks and recorded intangible asset impairment charges of $3.0 million.

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

WPI’s business continues to be significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Certain U.S. retailers continue to report comparable store sales that were either negative or below their stated expectations. Many of these retailers are customers of WPI. Based on prevailing difficult economic conditions, it will likely be challenging for these same retailers for the remainder of fiscal 2008 and into fiscal 2009. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserve for reasonably estimated situations, should this arise.

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

Net gain from investment activities increased by $90.4 million (638.7%) and $21.6 million (28.6%) in the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. The increase was primarily due to higher unrealized gains recorded on the investment portfolio in the third quarter of fiscal 2008 and the first nine months of fiscal 2008 as compared to the corresponding prior year periods.

Expenses, excluding interest expense, decreased by $7.6 million (58.2%) and $4.1 million (16.8%) for the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. The decrease is primarily due to lower professional and legal fees.

Interest, Dividends and Other Income, Interest Expense and Non-Controlling Interests — Automotive, Holding Company and Other

Interest, dividends and other income decreased by $18.5 million (43.2%) and $34.7 million (30.0%) for the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. This decrease was primarily due to lower yields on cash balances in the third quarter of fiscal 2008 and the first nine months of fiscal 2008 compared to corresponding prior year periods.

Interest expense increased by $59.0 million (160.5%) and $144.3 million (144.2%) in the third quarter of fiscal 2008 and the first nine months of fiscal 2008, respectively, as compared to the corresponding prior year periods. The increase is primarily due to $59.4 million and $135.7 million in interest expense incurred by our Automotive segment.

Non-controlling interests in income for the third quarter of fiscal 2008 and the first nine months of fiscal 2008 was $1.5 million and $31.1 million, respectively, as compared to non-controlling interests in loss of $12.7 million and $43.6 million for the third quarter of fiscal 2007 and first nine months of fiscal 2007, respectively, primarily as a result of the impact of the minority interests’ share of income of Federal-Mogul offset in part by the minority interests’ share of the losses incurred by WPI.

Income Taxes

For the third quarter of fiscal 2008, we recorded an income tax provision of $32.6 million on pre-tax loss of $501.8 million. For the third quarter of fiscal 2007, we recorded an income tax provision of $10.0 million on pre-tax loss of $90.2 million. Our effective income tax rate was (6.5)% and (11.0)% for the respective periods. For the nine months ended September 30, 2008, we recorded an income tax provision of $108.6 million on pre-tax loss of $1.1 billion. For the nine months ended September 30, 2007, we recorded an income tax provision of $13.8 million on pre-tax income of $621.1 million. Our effective income tax rate was (9.7)% and 2.2% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Discontinued Operations

American Casino & Entertainment Properties LLC

On February 20, 2008, we consummated the sale of our subsidiary, ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of approximately $472 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit approximately $1.2 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Code. During the third quarter of fiscal 2008, we invested $464.5 million of the gross proceeds to purchase two net leased properties, resulting in a deferral of $103 million in taxes. The balance of escrow accounts was subsequently released.

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

In the first nine months of fiscal 2008, we sold three rental properties for $11.8 million for a net gain of $5.7 million compared to four properties sold for $16.8 million for a net gain of $11.5 million in the first nine months of fiscal 2007.

Home Fashion

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As of September 30, 2008 and December 31, 2007, the accrued lease termination liability balance was approximately $3.2 million and $7.1 million, respectively, which is included in liabilities of discontinued operations in our consolidated balance sheets.

Results of Discontinued Operations

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). For further discussion, see Note 4, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements.

Summarized financial information for discontinued operations for the three and nine months ended September 30, 2008 and 2007 is as follows (in $000s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Gaming(1)	$—	$109,367	$59,619	$336,393
Real Estate	191	631	1,002	2,707
Home Fashion – retail stores	—	16,010	—	44,654
Total revenues	$191	$126,008	$60,621	$383,754
Income (loss) from discontinued operations:
Gaming	$—	$23,410	$13,430	$77,956
Real Estate	79	415	680	1,680
Home Fashion – retail stores	(80)	(15,129)	(234)	(18,908)
Total (loss) income from discontinued operations before income taxes, interest and other income	(1)	8,696	13,876	60,728
Interest expense	—	(4,385)	(2,564)	(15,285)
Interest and other income	—	660	322	19,994
Income (loss) from discontinued operations before income taxes and non-controlling interests in loss	(1)	4,971	11,634	65,437
Income tax benefit (expense)	12	(433)	(3,878)	(15,665)
	11	4,538	7,756	49,772
Non-controlling interest in loss	26	4,959	76	4,428
(Loss) gain on sales of discontinued operations, net of income tax expense	(1,423)	7,660	478,094	21,686
(Loss) income from discontinued operations	$(1,386)	$17,157	$485,926	$75,886

(1)	Gaming segment results for the nine months ended September 30, 2008 are through February 20, 2008, the date of the ACEP sale.

Interest and other income for the nine months ended September 30, 2007 includes approximately $8.3 million relating to a real estate tax refund received by Atlantic Coast Entertainment Holdings, Inc. and approximately $10.1 million representing the net gain on settlement of litigation relating to GB Holdings Inc.

The gain on sales of discontinued operations for the first nine months ended September 30, 2008 includes approximately $472 million, net of income taxes of approximately $260 million, recorded on the sale of ACEP on February 20, 2008. Of the $260 million in taxes recorded on the sale of ACEP, $103 million was deferred in a Code 1031 Exchange transaction during the third quarter of fiscal 2008. The gain on sales of discontinued operations for the first nine months ended September 30, 2007 includes approximately $12.4 million of gain on sales of real estate assets and $9.3 million relating to a working capital adjustment to the gain recorded on the sale of the Oil and Gas business in November 2006.

Liquidity and Capital Resources

Holding Company

As of September 30, 2008, we had cash and cash equivalents of $1.5 billion, investments of $350.6 million and total debt of $1.9 billion. An affiliate of Icahn Enterprises made three equal investments in September, October and November 2007 aggregating $700 million in the Private Funds for which no special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of September 30, 2008, the total value of this investment is approximately $564.2 million, with an unrealized loss of $120.1 million for the first nine months of fiscal 2008. These amounts are reflected in the Private Funds’ net assets and earnings. In addition, we also have the ability to draw down on our credit facility. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150 million. As of September 30, 2008, there were no borrowings under the facility. See Note 13, “Debt” within our consolidated financial statements for additional information concerning credit facilities for our subsidiaries.

We are a holding company. Our cash flow and our ability to meet our debt service obligations and make distributions with respect to depositary units and preferred units likely will depend on the cash flow resulting from divestitures, equity and debt financings, interest income and the payment of funds to us by our subsidiaries in the form of loans, dividends and distributions. We may pursue various means to raise cash from our subsidiaries. To date, such means include payment of dividends from subsidiaries, obtaining loans or other financings based on the asset values of subsidiaries or selling debt or equity securities of subsidiaries through capital market transactions. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt or distributions on our depositary units and preferred units could be limited. The operating results of our subsidiaries may not be sufficient for them to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements.

Consolidated Cash Flows

Operating Activities

Net cash used in operating activities for the first nine months of fiscal 2008 was approximately $47.2 million compared to $2.3 billion for the comparable prior year period primarily attributable to the activity of our Investment Management segment. Investment Management had net cash used in continuing operations of approximately $281.8 million for the first nine months of fiscal 2008 compared to approximately $2.3 billion in the comparable prior year period with the variance primarily affected by changes in net cash associated with investment transactions as well as fluctuations in operating assets and liabilities. Net cash provided by operating activities from continuing operations from our Automotive, Holding Company and other segments was $241.7 million during the first nine months of fiscal 2008 compared to net cash used in operating activities from continuing operations of $93.8 million for the comparable prior year period, primarily due to changes in operations and the inclusion of our newly acquired Automotive segment in fiscal 2008.

Investing Activities

Net cash provided by investing activities for the first nine months of fiscal 2008 was $602.5 million compared to $148.3 for the comparable prior year period. For the first nine months of 2008, net cash provided by investing activities from discontinued operations was approximately $1.1 billion primarily due to proceeds the sale of ACEP of $1.2 billion in the first quarter of fiscal 2008. This was partially offset by net cash used in investing activities from continuing operations of $517.3 million primarily due to acquisitions and capital expenditures during the period.

Financing Activities

Net cash used in financing activities for the first nine months of fiscal 2008 was $139.4 million compared to net cash provided by financing activities of $3.1 billion for the comparable prior year period. Within our Investment Management segment, cash received from capital contributions by non-controlling interests decreased from $2.5 billion for the first nine months of fiscal 2007 to $0.7 billion for the first nine months of fiscal 2008. Additionally, we had proceeds from the issuance of senior notes and from variable rate notes during the first nine months of fiscal 2007 of approximately $1.1 billion. During the first nine months of fiscal 2008, we repaid the $255.0 million balance of credit facilities relating to ACEP, which is classified as discontinued operations.

Borrowings

Long-term debt consists of the following (in $000s):

	September 30, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$600,000	$600,000
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	974,371	973,387
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	351,812	351,570
Senior secured 7.85% notes due 2012 – ACEP	—	215,000
Exit facilities – Federal-Mogul	2,791,521	—
Borrowings under credit facility – ACEP	—	40,000
Mortgages payable	80,097	104,030
Other	124,406	14,796
Total debt	4,922,207	2,298,783
Less debt related to assets held for sale	—	(257,330)
	$4,922,207	$2,041,453

See Note 13, “Debt,” of our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of September 30, 2008 and December 31, 2007, we are in compliance with all debt covenants.

On February 20, 2008, American Entertainment Properties Corp, or AEP, our wholly owned indirect subsidiary, sold all of the issued and outstanding membership interests of ACEP. The sale of ACEP included the Stratosphere and three other Nevada gaming operations, which comprised our remaining gaming operations. As a result, we no longer have the senior secured 7.85% notes — ACEP or Borrowings under credit facilities — ACEP as summarized in the above table.

Contractual Commitments

Except for the repayment of ACEP’s senior secured 7.85% notes due 2012 and borrowings under ACEP’s credit facility upon the sale of ACEP which was consummated on February 20, 2008, and the contractual commitments relating to Federal-Mogul described below, there were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheet compared to those reported in our Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 17, 2008.

As a result of the acquisition of the controlling interest in Federal-Mogul, we now have the following additional contractual obligations and commercial commitments. The table below provides the contractual commitments of Federal-Mogul as of December 31, 2007. Federal-Mogul has had no material changes in their contractual obligations or any other liabilities in our consolidated balance sheet compared to those detailed below:

	2008	2009	2010	2011	2012	Thereafter	Total
	(Millions of Dollars)
Debt Obligations, including short-term debt refinanced as long-term subsequent to December 31, 2007	$8.8	$11.9	$11.3	$19.0	$8.9	$2,629.5	$2,689.4
Interest Payments	177.0	176.0	174.0	173.0	169.0	360.0	1,229.0
Letters of Credit	73.7	—	—	—	—	—	73.7
Payments for settlement of liabilities subject to compromise	68.1	22.8	22.8	—	—	—	113.7
Pension and other postemployment benefit plans	67.1	66.9	66.9	79.6	95.5	*	376.0
Operating Leases	37.8	30.5	26.9	17.1	14.1	38.3	164.7
Total	$432.5	$308.1	$301.9	$288.7	$287.5	$3,027.8	$4,646.5

*	Funding requirements beyond 2012 are not available.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, please see Note 8, “Financial Instruments,” in our consolidated financial statements.

Discussion of Segment Liquidity and Capital Resources

Investment Management

Historically, the working capital needs of the Investment Management segment has been primarily met through cash generated from management fees. The Investment Management segment’s AUM growth and the performance of the Private Funds directly impacts its liquidity. Prior to January 1, 2008, as management fees were earned and received by Icahn Management (and for the period August 8, 2007 through December 31, 2007, New Icahn Management) generally at the beginning of each quarter, such growth in AUM directly impacted our cash flows. As discussed above, effective January 1, 2008, the management fees were terminated and the General Partners are eligible to receive special profits interest allocations which, to the extent that they are earned, will generally be paid annually. In the event that amounts earned from special profits interest allocations are not sufficient to cover the operating expenses of the Investment Management segment in any given year, the Holding Company has and intends to continue to provide funding as needed. The General Partners may also receive incentive allocations which are calculated and distributed to the General Partners annually. To the extent that incentive allocations are earned as a result of redemption events during interim periods, they are paid to the General Partners in such periods. Additionally, certain incentive allocations earned by the General Partners have historically remained invested in the Private Funds which may also serve as an additional source of cash.

As of November 1, 2008, an affiliate of Icahn Enterprises invested an additional $250 million in the Private Funds. Based on values at September 30, 2008, the Investment Funds have received, net of the $250 million investment, redemption notices of approximately 14.7% of AUM for December 31, 2008.

The investment model utilized by the Investment Management segment is not heavily reliant on leverage. As of September 30, 2008, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.30 to 1.00 on the long side and 0.58 to 1.00 on the short side. (The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument). Subsequent to September 30, 2008, Investment Management’s notional exposures decreased. We believe that the Private Funds have access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Net cash used in operating activities during the first nine months of fiscal 2008 is primarily due to net loss from continuing operations as well as non-controlling interests in loss totaling approximately $1.3 billion partially offset by net purchases of securities and sales proceeds from securities transactions. Purchases of securities during each of the first nine months of fiscal 2008 and fiscal 2007 were approximately $6.1 billion and $8.1 billion, respectively, while proceeds from sales of securities were approximately $5.2 billion and $6.3 billion for the first nine months of fiscal 2008 and fiscal 2007, respectively. Net cash used in operating activities was $281.8 million and $2.3 billion for the first nine months of fiscal 2008 and fiscal 2007, respectively, due to the changes in investment activities.

There were no cash flows attributable to investing activities during any of the relevant periods, as investments-related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows.

Cash inflows from investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions to and distributions from non-controlling interests in consolidated affiliated partnerships. Net cash provided by financing activities was $254.2 million and $2.0 billion for the first nine months of fiscal 2008 and fiscal 2007, respectively. The decrease in the first nine months of fiscal 2008 was due to decreased net capital contributions from investors in the Private Funds of $1.8 billion compared to the first nine months of fiscal 2007.

Automotive

We include the operating results and cash flows of Federal-Mogul in our consolidated financial statements effective February 29, 2008.

Cash flow provided from operating activities was $231.7 million for the period March 1, 2008 through September 30, 2008. Cash flow used by investing activities was $185.7 million for the period March 1, 2008 through September 30, 2008. Capital expenditures of $196.6 million partially offset by proceeds from the sale of property, plant and equipment of $10.9 million. Cash flow used in financing activities was $55.0 million for the period March 1, 2008 through September 30, 2008 primarily resulting from payments on Federal Mogul’s Exit Facilities of approximately $22.2 million. Federal-Mogul repurchased approximately 1.1 million shares of its common stock for $16.7 million in a single transaction with an unrelated party on September 11, 2008.

Financing Activities

In connection with the consummation of the Plan, on the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008 for the purpose of refinancing obligations under the Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”) and the Indenture.

Also in connection with the consummation of the Plan, on the Effective Date, Federal-Mogul entered into the Tranche A Facility Agreement. The Tranche A Facility Agreement provided for a $1,335 million term loan which was deemed issued on the Effective Date in order to satisfy in part the obligations owed under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. In addition, on the Effective Date, Federal-Mogul, as the issuer, entered into an Indenture (the “Indenture”) relating to the issuance of approximately $305 million principal amount of PIK Notes. The PIK Notes were issued in order to satisfy in part the obligations under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On January 3, 2008, the PIK Notes were redeemed in full and the Tranche A term loan was paid in full.

Federal-Mogul's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Federal-Mogul’s management believes that cash on hand, cash flow from operations, and available borrowings under the Exit Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of fiscal 2008. In the longer term, Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

At September 30, 2008, Federal-Mogul was in compliance with all debt covenants under the Exit Facilities. Based on current forecasts, Federal-Mogul expects to be in compliance with all debt covenants through December 31, 2008. Changes in the business environment, market factors, macro-economic factors, or Federal-Mogul’s ability to achieve its forecasts and other factors outside of Federal-Mogul’s control could adversely impact its ability to remain in compliance with debt covenants. If Federal-Mogul were to not be in compliance at a measurement date, Federal-Mogul would be required to renegotiate the Exit Facilities. No assurance can be provided as to the impact of such actions.

Other Liquidity and Capital Resource Items

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom, and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $319 million at September 30, 2008. The joint venture affiliates paid dividends of approximately $25 million for the period March 1, 2008 through September 30, 2008.

Federal-Mogul’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities. In general, Federal-Mogul does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to Federal-Mogul’s liquidity position.

Furthermore, Federal-Mogul does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on Federal-Mogul’s liquidity.

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations. If this put option were exercised at its estimated current fair value, such exercise could have a material effect on Federal-Mogul’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, Federal-Mogul has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of Federal-Mogul.

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $298 million as of September 30, 2008. Of those gross amounts, $270 million were factored without recourse and treated as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2008, Federal-Mogul had outstanding factored amounts of $12 million for which cash had not yet been drawn.

Metals

The primary source of cash from our Metals segment is from the operation of its properties. Historically our Metals segment’s liquidity requirements primarily pertained to the funding of acquisitions, capital expenditures and payment of dividends. Prior to our acquisition of PSC Metals on November 5, 2007, PSC Metals funded acquisitions principally from net cash provided by operating activities, from borrowings and capital contributions from Philip.

As of September 30, 2008, the Metals segment had cash and cash equivalents of approximately $6.7 million. During the first nine months of fiscal 2008, net cash generated from operating activities was $59.0 million, resulting primarily from $73.6 million of net income and $13.6 million of favorable non-cash adjustments to income, offset by a $27.9 million increase in working capital. The increase in working capital was due to a $59.5 million increase in accounts receivable that was attributed to higher levels of sales during the third quarter of fiscal 2008. Increased inventory turnover resulted in reduced inventory of $12.4 million, and accounts payable and accrued expenses increased $25.7 million primarily due to higher levels of material purchases, spending and accrued incentive compensation.

Net cash used in investing activities for the first nine months of fiscal 2008 included capital spending of $30.8 million, which included the acquisition of Slippery Rock Towing and Salvage, and $1.6 million for the purchase of additional shares of the common stock of Keystone Consolidated Industries. Capital expenditures for the remainder of fiscal 2008 are expected to total approximately $22 million for existing facilities, and include a new shredder and ongoing growth and maintenance capital for existing recycling facilities.

Net cash used in financing activities for the first nine months of fiscal 2008 was $40.2 million. During the third quarter of fiscal 2008, PSC Metals repaid all outstanding borrowings related to its intercompany revolving loan from Icahn Enterprises and paid a $30 million dividend to its shareholder.

The Metals segment believes that cash flows from operations will be sufficient to fund working capital requirements, acquisitions and anticipated dividend requirements over the next 12 months. The Metals segment also believes that the timing and size of future capital requirements, consistent with its strategy, are subject to change. Metals segment’s management anticipates that capital spending will increase over the next three to five years, as the Metals segment vertically integrates into feeder yards and increased mobile car crushing and transportation. The Metals segment expects to continue to upgrade its processing equipment and invest in the latest technologies for recovery of non-ferrous material within its shredded product.

Real Estate

Our Real Estate segment generates cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

At September 30, 2008, we had cash and cash equivalents of $128.8 million compared to $172.2 million at December 31, 2007.

In the first nine months of fiscal 2008, cash provided by operating activities from continuing operations was $27.5 million primarily from income from continuing operations of $7.8 million, non-cash charges of $10.0 million and a decrease in property development inventory of $6.2 million. Cash used in investing activities was $3.2 million for capital expenditures. Cash used in financing activities was $23.9 million for payments of mortgage debt. In the first nine months of fiscal 2008, we sold three rental properties for $11.8 million.

In August 2008, we utilized a portion of the gross proceeds from the sale of the Gaming segment to acquire two net leased properties for $464.5 million pursuant to a Code Section 1031 exchange.

We anticipate operating cash flows to be positive across all of our Real Estate operations for the remainder of fiscal 2008. In fiscal 2008, property development construction expenditures are expected to be approximately $30 million which we will fund from unit sales and, if proceeds are insufficient, from available cash reserves. In September 2008, we repaid a $20 million mortgage on a net leased property which we refinanced in October 2008 for $44.2 million.

Home Fashion

At September 30, 2008, WPI had approximately $129.3 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of September 30, 2008, but there were outstanding letters of credit of $13.5 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $61.9 million at September 30, 2008.

For the first nine months of fiscal 2008, the Home Fashion segment had a negative operating cash flow from continuing operations of $13.8 million compared to a negative operating cash flow from continuing operations of $90.0 million for the first nine months of fiscal 2007. Such negative cash flow reduction was principally due to decreased losses and reductions in working capital. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2008.

Capital expenditures by WPI were $10.0 million and $26.5 million for the first nine months of fiscal 2008 and fiscal 2007, respectively. Capital expenditures for fiscal 2008 are expected to total between $11.0 million and $13.0 million.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $191.2 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital, capital spending and scheduled payments on the notes payable through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products in fiscal 2008. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, the financing may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Discontinued Operations

On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its 30 retail outlet stores. The decision to close all of the stores was based on a comprehensive evaluation of long-term growth prospects and strategic value to the WPI business.

Distributions

Depositary Units

On September 5, 2008, we paid a distribution of $0.25 per unit, aggregating $17.6 million, to depositary unitholders of record at the close of business on August 22, 2008.

On October 31, 2008, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the fourth quarter of fiscal 2008. The distribution will be paid on December 3, 2008, to depositary unitholders of record at the close of business on November 20, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Preferred Units

On February 29, 2008, the board of directors approved an increase in the number of authorized preferred units to 13,000,000.

Pursuant to the terms of the preferred units, on February 29, 2008, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. In addition, pursuant to the terms of the preferred units, on March 28, 2008, we distributed 595,181 preferred units to holders of record of our preferred units at the close of business on March 14, 2008.

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

Critical Accounting Policies and Estimates

Except for our Investment Management segment’s new revenue recognition policy on special profits interest allocations and the inclusion of our new Automotive segment (which consists of Federal-Mogul) as discussed below, there were no other material changes to our critical accounting policies and estimates during the first nine months ended September 30, 2008 compared to those reported in our Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 17, 2008.

Investment Management

Revenue Recognition on Special Profits Interest Allocation and Incentive Allocation

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

Each Target Special Profits Interest Amount will be deemed contributed to a separate hypothetical capital account (that is not subject to an incentive allocation or a special profits interest allocation) in the applicable Investment Fund and any gains or losses that would have been allocated on such amounts will be credited or debited, as applicable, to such hypothetical capital account. The special profits interest allocation attributable to an Investor will be deemed to be made (and thereby debited) from such hypothetical capital account and, accordingly, the aggregate amount of any special profits interest allocation attributable to such Investor will also depend upon the investment returns of the Investment Fund in which such hypothetical capital account is maintained.

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocations for new subscriptions and withdrawals by Investors. In the event that an Investor withdraws or redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will never receive it.

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

Automotive

In accordance with U.S. GAAP, Federal-Mogul was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. Federal-Mogul evaluated the activity between December 27, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. As a result of fresh-start reporting, financial statements of the Successor Company to Federal-Mogul are not comparable to the financial statements of the predecessor to Federal Mogul. For further information on fresh-start reporting, see Note 3 to Federal-Mogul’s consolidated financial statements for fiscal 2007 included in our current report on Form 8-K/A filed with the SEC on August 7, 2008.

Federal-Mogul adopted fresh-start reporting under the provisions of SOP 90-7 as of December 31, 2007. Accordingly, Federal-Mogul’s reorganization value has been allocated to existing assets using the measurement guidance provided in SFAS No. 141. In addition, liabilities have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit has been eliminated, and Federal-Mogul’s new debt and equity have been recorded in accordance with the Plan.

Pension Plans and Other Postretirement Benefit Plans

Using appropriate actuarial methods and assumptions, Federal-Mogul’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). Non-pension postretirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”), and disability, early retirement and other postemployment benefits are accounted for in accordance with SFAS No. 112, Employer Accounting for Postemployment Benefits (“SFAS No. 112”).

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul’s accounting for employee benefits under SFAS Nos. 87, 106, 112 and 158 as of September 30, 2008 are as follows:

•	Long-Term Rate of Return on Plan Assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. Federal-Mogul uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, Federal-Mogul used long-term rates of return on plan assets ranging from 4.00% to 10.00%.
•	Discount Rate: The discount rate is used to calculate future pension and postretirement obligations. Discount rate assumptions used to account for pension and non-pension postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, Federal-Mogul used discount rates ranging from 5.50% to 8.25%.

Health care cost trend:  For postretirement health care plan accounting, Federal-Mogul reviews external data and company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postretirement health care benefits is 8.25% declining to an ultimate trend rate of 5% in 2013.

Environmental Matters

Federal-Mogul is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. Federal-Mogul has been notified by the U.S. Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party, or PRP, under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

Federal-Mogul has also identified certain other present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. Federal-Mogul is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, Federal-Mogul has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of factors such as available information from site investigations and consultants.

Total environmental reserves were $27.1 million at September 30, 2008. Federal-Mogul believes that recorded environmental liabilities will be adequate to cover Federal-Mogul’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At September 30, 2008, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded to be approximately $72 million.

Asset Retirement Obligations

Federal-Mogul has accrued Asset Retirement Obligations of $27.6 million as of September 30, 2008, in accordance with FASB Financial Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). These liabilities result primarily from the obligation to remove hazardous materials in buildings from facilities which Federal-Mogul has decided to close or sell in connection with its ongoing restructuring efforts.

In determining whether the estimated fair value of asset retirement obligations can reasonably be estimated in accordance with FIN 47, Federal-Mogul must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, Federal-Mogul must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires Federal-Mogul to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

In cases other than those included in the $27.6 million, where probability assessments could not reasonably be made, Federal-Mogul cannot record and has not recorded a liability for the affected asset retirement obligation. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these asset retirement obligations, the amount accrued for asset retirement obligations could change significantly, which could materially impact Federal-Mogul’s statement of operations and/or financial position and adversely impact our Automotive segment’s operations. Settlement of asset retirement obligations in the near-future at amounts other than Federal-Mogul’s best estimates as of September 30, 2008 also could materially impact our Automotive segment’s future results of operations and financial condition.

Long-Lived Assets

As a result of fresh-start reporting, long-lived assets such as property, plant and equipment have been stated at estimated replacement cost, unless the expected future use of the assets indicated a lower value was appropriate. Long-lived assets such as definite-lived intangible assets have been stated at estimated fair value as of February 29, 2008. Prior to the application of fresh-start reporting, long-lived assets, such as property, plant and equipment and definite-lived intangible assets, were stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, Federal-Mogul performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144.

As discussed previously, indefinite-lived intangible assets, such as goodwill and trademarks, have been stated at estimated fair value as of February 29, 2008. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, Federal-Mogul’s ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples and other items. Any differences in actual results from Federal-Mogul’s estimates could result in fair values different from estimated fair values, which could materially impact our Automotive segment’s future results of operations and financial condition.

Stock-Based Compensation

Federal-Mogul accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) which requires companies to expense the estimated fair value of employee stock options and other forms of stock-based compensation.

Estimating fair value for shared-based payments in accordance with SFAS 123(R) requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact our Automotive segment’s future results of operations and financial condition.

Income Taxes

Federal-Mogul accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The determination of Federal-Mogul’s tax provision is complex due to operations in many tax jurisdictions outside the United States. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. The realization of deferred tax assets is dependant upon Federal-Mogul’s ability to generate future taxable income. Federal-Mogul records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Federal-Mogul records a valuation allowance that primarily represents operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining Federal-Mogul’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against Federal-Mogul’s net deferred tax assets.

Federal-Mogul did not record taxes on a portion of its undistributed earnings of $650 million at September 30, 2008, since these earnings are considered by Federal-Mogul to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

The Predecessor Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109. As a result, Federal-Mogul applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that are more likely than not of being sustained upon examination by the taxing authorities. Management judgment is required in determining when Federal-Mogul’s deferred tax assets and liabilities have met the more likely than not threshold.

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

SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is not permitted.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the provisions of this standard and the impact of adopting this standard as of January 1, 2009.

Forward-Looking Statements

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, as amended, or by Public Law 104-67.

Forward-looking statements regarding management’s present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2007 that we filed with the SEC on March 17, 2008 and Part II, Item 1A “Risk Factors” contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and equity prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2007 that we filed with the SEC on March 17, 2008 for disclosures relating to interest rates and our equity prices. Except for changes to the market risk in our Investment Management segment and the inclusion of our new Automotive segment, as discussed below, there have been no other material changes as of September 30, 2008.

Investment Management

Market Risk

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of September 30, 2008, we estimate that in the event of a 10%

decline in fair value of these investments, the fair value of securities owned and securities sold, not yet purchased would decrease by $593.0 million and increase by $103.8 million, respectively, and the fair value of derivatives would increase by $44.1 million. However, we estimate that the impact to our share of the net gain (loss) from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 10% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 90% of the change in fair value.

Automotive

In the normal course of business, Federal-Mogul is subject to market exposure from changes in foreign currency exchange rates, interest rates and raw material prices. To manage a portion of these inherent risks, Federal-Mogul purchases various derivative financial instruments to hedge against unfavorable market changes. Federal-Mogul does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign Currency Risk

Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Federal-Mogul manufactures and sells its products. Federal-Mogul’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of Federal-Mogul’s international businesses into U.S. dollars affects year-over-year comparability of operating results. Federal-Mogul does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for Federal-Mogul’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. Federal-Mogul’s other comprehensive income was decreased by $111 million for the period March 1, 2008 through September 30, 2008 as a result of cumulative foreign translation adjustments. The changes were due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the euro and British pound.

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the three months ended September 30, 2008 and for the period March 1, 2008 through September 30, 2008. Federal-Mogul had a notional value of approximately $5 million of foreign currency hedge contracts outstanding at September 30, 2008.

Interest Rate Risk

In connection with the consummation of the Plan, on the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008.

The obligations under the revolving credit facility mature six years after the Effective Date and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00%. The tranche B term loans mature seven years after the Effective Date and the tranche C term loans mature eight years after the Effective Date. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at Federal-Mogul’s election.

As of September 30, 2008, Federal-Mogul was party to a series of five-year interest rate swap agreements with a total notional value of $1,150 million to hedge the variability of interest payments associated with its variable rate term loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the hedged notional value of $1,150 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of September 30, 2008, Federal-Mogul recorded unrealized net gains of $11.2 million to other comprehensive income as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three months ended September 30, 2008 and for the period March 1, 2008 through September 30, 2008.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s Exit Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist.

Commodity Price Risk

Federal-Mogul’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 18 months in the future.

Federal-Mogul had 253 commodity price hedge contracts outstanding with a combined notional value of $119 million at September 30, 2008, that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $5.6 million were recorded to other comprehensive income as of September 30, 2008. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three months ended September 30, 2008 and for the period March 1, 2008 through September 30, 2008.

Item 4. Controls and Procedures

As of September 30, 2008, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On July 3, 2008, we acquired a majority interest in Federal-Mogul which now comprises our Automotive segment. We have relied and will continue to rely on established accounting processes and internal controls of Federal-Mogul. In all other circumstances, there have been no changes in our internal control over financial reporting during the first nine months of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings

Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business. For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, and Note 20, “Commitments and Contingencies,” of the consolidated financial statements included in Part I of this Form 10-Q.

Item 1A. Risk Factors

With the exception of the risk factors related to our new Automotive segment as discussed below, the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, did not materially change during the periods covered by this report.

Automotive

Adverse conditions in the automotive market adversely affect demand for our Automotive segment’s products and expose Federal-Mogul to credit risks of its customers.

The revenues of our Automotive segment’s operations are closely tied to global OE automobile sales, production levels and independent aftermarket parts replacement activity. The original equipment market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by our Automotive segment can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. Our Automotive segment’s results of operations and financial condition could be adversely affected if Federal-Mogul fails to respond in a timely and appropriate manner to changes in the demand for its products.

Relative to the global automotive industry, the financial stability of the U.S. automotive industry has been deteriorating. Since 2001, several large U.S.-based automotive companies have filed for bankruptcy protection, including: Collins & Aikman Corporation, Dana Corporation, Delphi Corporation, Dura Automotive, Intermet Corporation, Meridian Automotive Systems, Plastech Corporation and Tower Automotive. Several other companies have announced significant restructuring activities to eliminate excess capacity, reduce costs and achieve other benefits normally associated with restructuring activities.

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Our Automotive segment’s customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers and a large number of distributors and installers of automotive aftermarket parts.

Federal-Mogul’s operations in foreign countries exposes our Automotive segment to risks related to economic and political conditions, currency fluctuations and import/export restrictions.

Our Automotive segment has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;
•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);
•	currency exchange rate fluctuations and currency controls; and
•	export and import restrictions.

The likelihood of such occurrences and their potential effect on our Automotive segment are unpredictable and vary from country to country.

Certain of Federal-Mogul’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Japanese yen, Mexican pesos, Polish zloty, and Russian ruble). Federal-Mogul translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within our Automotive segment’s operations.

Our Automotive segment is exposed to a risk of gain or loss from changes in foreign exchange rates whenever Federal-Mogul, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While Federal-Mogul reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could adversely impact our Automotive segment’s operations.

The automotive industry is highly competitive and Federal-Mogul’s success depends on its ability to compete effectively in the market.

Federal-Mogul operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require Federal-Mogul to continually assess, redefine and improve its operations, products and manufacturing capabilities to maintain and improve profitability. Federal-Mogul’s management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy; however, we cannot assure you that Federal-Mogul will be able to compete effectively in the automotive market.

If Federal-Mogul loses any of its executive officers or key employees, the day-to-day operations and management of our Automotive segment may be materially adversely affected.

The future performance of our Automotive segment substantially depends on Federal-Mogul’s ability to retain and motivate executive officers and key employees, both individually and as a group. If Federal-Mogul loses any of its executive officers or key employees, which have many years of experience with Federal-Mogul and within the automotive industry and other manufacturing industries, or is unable to recruit qualified personnel, its ability to manage the day-to-day aspects of its business may be materially adversely affected. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on our Automotive segment’s operations.

Federal-Mogul’s restructuring activities may not result in the anticipated synergies and cost savings.

Federal-Mogul intends to incur additional restructuring charges and related costs in connection with its global sustainable profitable growth strategy. In September 2008, Federal-Mogul announced a restructuring plan, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market.

It is possible that such costs could vary from initially projected amounts or that achieving the expected synergies and cost savings will require additional costs or charges to earnings in future periods. Any costs or charges could adversely impact our Automotive segment’s operations and profitability.

Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect our Automotive segment’s operations.

Federal-Mogul uses a broad range of materials and supplies, including resins and non-ferrous metals, in its products. Federal-Mogul also uses a significant amount of energy, both electricity and natural gas, in the production of its products. A significant disruption in the supply of these materials, supplies and energy could decrease production and shipping levels, materially increase operating costs and materially adversely affect profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor or transportation in the markets where Federal-Mogul purchases material, components and supplies for the production of products or where the products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect profitability.

In recent periods there have been significant increases in the global prices of aluminum, copper, lead, platinum group metals, resins, steel and energy which have had and may continue to have an unfavorable impact on Federal-Mogul’s operations. Federal-Mogul anticipates that these increases will continue to adversely affect its business throughout fiscal 2008. Any continued fluctuations in the price or availability of energy, steel, resins, copper, nickel or other materials may have an adverse effect on our Automotive segment operations. To address increased costs associated with these market forces, a number of Federal-Mogul’s suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit Federal-Mogul’s ability to pass some of the supply and raw material cost increases onto its customers, particularly with domestic vehicle manufactures, and may prevent Federal-Mogul from doing so in the future. Furthermore, Federal-Mogul’s customers are generally not obligated to accept price increases that Federal-Mogul may desire to pass along to them. This inability to pass on price increases to customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our Automotive segment’s operations and profitability.

Federal-Mogul’s hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, Federal-Mogul hedges a portion of near-term exposure to certain raw materials used in production processes, primarily natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. The results of Federal-Mogul’s hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.

Federal-Mogul’s hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect from long-term commodity price increases. Federal-Mogul’s future hedging positions may not correlate to actual energy or raw materials costs, which would cause acceleration in the recognition of unrealized gains and losses on hedging positions in operating results.

Federal-Mogul is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or Federal-Mogul’s failure to comply, with such requirements may have a material adverse effect on our Automotive segment’s operations.

Federal-Mogul is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose Federal-Mogul to liability for the environmental condition of its current facilities, and also may expose Federal-Mogul to liability for the conduct of others or for Federal-Mogul’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose Federal-Mogul to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries where such liability has not been resolved through the Federal-Mogul 524(g) Trust. We cannot assure you that at all times Federal-Mogul will be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If Federal-Mogul violates or fails to comply with these requirements, Federal-Mogul could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on our Automotive segment’s operations.

Federal-Mogul’s failure to maintain and comply with environmental permits that it is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on Automotive segment’s operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our Automotive segment’s operations.

Federal-Mogul is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our Automotive segment’s operations.

Federal-Mogul is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. We cannot assure you that such proceedings and claims will not have a material adverse impact on our Automotive segment’s operations.

If Federal-Mogul is unable to protect its intellectual property and prevent its improper use by third parties, its ability to compete in the market may be harmed.

Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent Federal-Mogul’s competitors from duplicating its products or gaining access to its proprietary information and technology. In addition, we cannot assure you that Federal-Mogul will be able to gain or maintain a competitive advantage.

Any of Federal-Mogul’s patents may be challenged, invalidated, circumvented or rendered unenforceable. We cannot assure that Federal-Mogul will be successful should one or more of its patents be challenged for any reason. If Federal-Mogul’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to Federal-Mogul’s products could be impaired, which could significantly impede Federal-Mogul’s ability to market its products, negatively affect its competitive position, which would have a material adverse effect on our Automotive segment’s operations.

Federal-Mogul’s pending or future patent applications may not result in an issued patent and, if patents are issued, such patents may not provide Federal-Mogul with meaningful protection against competitors or against competitive technologies. The U.S. federal courts may invalidate Federal-Mogul’s patents or find them unenforceable. Competitors may also be able to design around Federal-Mogul’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on our Automotive segment’s operations. If Federal-Mogul’s intellectual property rights are not adequately protected, it may not be able to commercialize its technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in Federal-Mogul’s sales and could materially adversely affect our Automotive segment’s operations.

Federal-Mogul’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent Federal-Mogul from using technology that is essential to its products.

We cannot assure you that Federal-Mogul’s products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against Federal-Mogul, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of its business. In addition, intellectual property litigation or claims could force Federal-Mogul to do one or more of the following:

•	cease selling or using any of products that incorporate the asserted intellectual property, which would adversely affect Federal-Mogul’s revenue;
•	pay substantial damages for past use of the asserted intellectual property;
•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
•	redesign or rename, in the case of trademark claims, products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do.

In the event of an adverse determination in an intellectual property suit or proceeding, or Federal-Mogul’s failure to license essential technology, Federal-Mogul’s sales could be harmed and its costs could increase, which could materially adversely affect our Automotive segment’s operations.

Federal-Mogul has substantial indebtedness, which could restrict its business activities.

As of September 30, 2008, Federal-Mogul had approximately $2.9 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, could have a material adverse effect on our Automotive segment’s operations.

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
Date: November 5, 2008

EXHIBITS INDEX

Exhibit No.	Description
Exhibit 15.1	Letter of Grant Thornton LLP regarding unaudited interim financial information.
Exhibit 15.2	Letter of Ernst & Young LLP regarding unaudited interim financial information.
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.