Form 10-K
period 2008-12-31
ICAHN ENTERPRISES L.P.
filed 2009-03-04
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

The aggregate market value of depositary units held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of depositary units on the New York Stock Exchange Composite Tape on such date was $431,255,032.

The number of depositary and preferred units outstanding as of the close of business on March 2, 2009 was 74,775,597 and 12,502,254, respectively.

ICAHN ENTERPRISES L.P.

i

PART I

Item 1. Business

Business Overview

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We are a diversified holding company owning subsidiaries engaged in the following continuing operating businesses: Investment Management, Automotive, Metals, Real Estate and Home Fashion. In addition, as further discussed below, on February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC, or ACEP. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Substantially all of our assets and liabilities are owned through Icahn Enterprises Holdings and substantially all of our operations are conducted through Icahn Enterprises Holdings and its subsidiaries. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, owns a 1% general partnership interest in both Icahn Enterprises Holdings and us, representing an aggregate 1.99% general partnership interest in Icahn Enterprises Holdings and us. Icahn Enterprises GP is owned and controlled by Mr. Carl C. Icahn. As of December 31, 2008, affiliates of Mr. Icahn owned 68,644,590 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.8% and 86.5% of our outstanding depositary units and preferred units, respectively.

As noted above, we conduct our operations through various continuing operating businesses. Segment and geographic information concerning our continuing operating businesses as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 is presented in Note 18 to the consolidated financial statements, included in Item 8 of this report.

Business Strategy

Our business strategy includes:

Growing Our Investment Management Business.  We intend to continue to grow and expand our investment management business.

Operating and Enhancing Value of Core Businesses.  We continually evaluate our operating businesses with a view to maximizing their value to us. In each of our businesses, we place management with the expertise to run their businesses and we give management specific operating objectives that they must achieve.

Investing Capital to Grow Existing Operations or Adding New Operating Platforms.  We may look to make acquisitions of assets or operations that complement our existing operations or look to acquire new business segments. Our management team has extensive experience in identifying, acquiring and developing undervalued businesses or assets.

Enhancing Returns on Assets.  We continually look for opportunities to enhance returns on both liquid and operating assets.

Acquisitions

On July 3, 2008, pursuant to a stock purchase agreement with Thornwood Associates Limited Partnership, or Thornwood, and Thornwood’s general partner, Barberry Corp., or Barberry, we acquired a majority interest in Federal-Mogul Corporation, or Federal-Mogul, for an aggregate price of $862,750,000 (or $17.00 per share, which represented a discount to Thornwood’s purchase price of such shares). Thornwood and Barberry are wholly owned by Mr. Carl C. Icahn. Prior to our majority interest acquisition of Federal-Mogul, Thornwood owned an aggregate of 75,241,924 shares of Federal-Mogul, or Federal-Mogul Shares. Thornwood had acquired such shares as follows: (i) 50,100,000 Federal-Mogul Shares pursuant to the exercise of two options on February 25, 2008 acquired in December 2007 from the Federal-Mogul Asbestos Personal Injury Trust; and (ii) 25,141,924 Federal-Mogul Shares pursuant to and in connection with Federal-Mogul’s Plan of Reorganization under Chapter 11 of the United States Code, which became effective on December 27, 2007.

On December 2, 2008, we acquired an additional 24,491,924 Federal-Mogul Shares from Thornwood, which represented the remaining Federal-Mogul Shares owned by Thornwood. As a result of this transaction, we beneficially own 75,241,924 Federal-Mogul Shares, or 75.7% of the total issued and outstanding capital stock of Federal-Mogul. In consideration of the acquisition of the additional Federal-Mogul Shares, we issued to Thornwood 4,286,087 (or $153 million based on the opening price of $35.60 on our depositary units on December 2, 2008) fully paid and non-assessable depositary units representing limited partner interests in Icahn Enterprises.

The above transactions were each approved by a special committee of independent directors of Icahn Enterprises G.P., the general partner of Icahn Enterprises and Icahn Enterprises Holdings. The special committee was advised by its own legal counsel and independent financial advisor with respect to the transactions. The special committee received an opinion from its financial advisor as to the fairness to us, from a financial point of view, of the consideration paid.

Dispositions

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

On February 20, 2008, we completed the sale of ACEP, resulting in a gain of approximately $472 million, after taxes. For additional information, see Note 5 to the consolidated financial statements, included in Item 8 of this report.

Investment Management

Background

On August 8, 2007, we acquired the partnership interests consisting of the general partnership interests in Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (collectively referred to herein as the General Partners), acting as general partners of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below) managed and controlled by Mr. Icahn. Additionally, we acquired the general partnership interest in Icahn Capital Management LP, or New Icahn Management. The General Partners (and New Icahn Management through December 31, 2007) provide investment advisory and certain administrative and back office services to the Private Funds (as defined below) but do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds (as defined below) are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. The General Partners may receive special profits interest allocations and incentive allocations from the Private Funds. As discussed below, effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds (as defined below) were terminated, resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees thereunder.

As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund LP, or Offshore Master Fund I, (ii) Icahn Partners Master Fund II L.P., or Offshore Master Fund II, and (iii) Icahn Partners Master Fund III L.P., or Offshore Master Fund III. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The General Partners also act as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, are collectively referred to herein as the Feeder Funds. The Feeder Funds and the Investment Funds are collectively referred to herein as the Private Funds. As referred to and discussed below, the Feeder Funds include, but are not limited to, Icahn Fund Ltd., Icahn Fund II Ltd. and Icahn Fund III Ltd.

Strategy

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

The Private Funds are often activist investors ready to take the steps necessary to seek to unlock value, including tender offers, proxy contests and demands for management accountability. The Private Funds may employ a number of strategies and are permitted to invest across a variety of industries and types of securities, including long and short equities, long and short bonds, bank debt and other corporate obligations, options, swaps and other derivative instruments thereof, risk arbitrage and capital structure arbitrage and other special situations. The Private Funds invest a material portion of their capital in publicly traded equity and debt securities of companies that the General Partners believe to be undervalued by the marketplace. The Private Funds sometimes take significant positions in the companies in which they invest.

Income

In general, the results of our Investment Management segment are primarily driven by assets under management, or AUM, and the performance of the Private Funds. Revenues from this segment are principally derived from three sources: (1) special profits interest allocations (and prior to January 1, 2008, management fees); (2) incentive allocations; and (3) gains and losses from our principal investments in the Private Funds.

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

Incentive allocations are generally 25% of the net profits (both realized and unrealized) generated by the Investment Funds and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and distributed to the General Partners annually other than incentive allocations earned as a result of investor redemption events during interim periods.

The General Partners and their affiliates may also earn income through their principal investments in the Investment Funds. In these cases, the income consists of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

Effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds were terminated resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees thereunder. In addition, the limited partnership agreements of the Investment Funds, or Investment Fund LPAs, were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the Private Funds the administrative and back office services that were formerly provided by New Icahn Management, or the Services, and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds.

The Investment Fund LPAs provide, effective January 1, 2008, that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained at the Investment Fund that is attributable to, in the case of the Onshore Fund, each limited partner in the Onshore Fund and, in the case of the Feeder Funds, each investor in the Feeder Funds (excluding certain investors that are affiliates of Mr. Icahn) (each, an Investor). This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in any year cannot exceed the net profits allocated to such Investor. In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be eliminated and the General Partner will never receive it.

The Investment Management segment will waive the special profits interest allocation (and prior to January 1, 2008, waived the management fees) and incentive allocations for Mr. Icahn’s direct and indirect holdings and, in their sole discretion, may modify or may elect to reduce or waive such fees with respect to any shareholder that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

Lock-up

Investors in the Private Funds are typically initially subject to a one-year absolute lock-up and may redeem in the second and third years with an early redemption fee of 8% and 4%, respectively, paid to the applicable Private Fund. After the lock-up period expires, investors may redeem on June 30 and December 31 provided they have given 90 days prior written notice. Certain investors with reduced fees are subject to a three-year absolute lock-up. Redemptions are subject to certain additional restrictions.

Affiliate Investments

We, along with the Private Funds, entered into a covered affiliate agreement, simultaneously with the closing of the transactions that occurred on August 8, 2007, pursuant to which we (and certain of our subsidiaries) agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest as of the date of the initial launch of the Private Funds, and companies in which we had an interest on August 8, 2007, the date of acquisition. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company. In addition, Mr. Icahn and his affiliates (other than Icahn Enterprises, Icahn Enterprises Holdings and their subsidiaries) continue to have the right to co-invest with the Private Funds. We have no interest in, nor do we generate any income from, any such co-investments, which have been and may continue to be substantial. The terms of the covered affiliate agreement may be amended, modified or waived with our consent and the consent of each of the Private Funds, provided, however, that a majority of the members of an investor committee maintained for certain of the Private Funds may (with our consent) amend, modify or waive any provision of the covered affiliate agreement with respect to any particular transaction or series of related transactions.

Competition

The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, the quality and experience of investment professionals and business reputation. The Private Funds compete for fund investors, investment opportunities and talent with other hedge funds, private equity funds, specialized funds, traditional asset managers, commercial banks and other financial institutions.

Employees

Our Investment Management business is supported by an experienced team of 32 professionals as of December 31, 2008, including an investment, legal and operations group, which substantially consists of the same individuals supporting the Private Funds’ operations prior to the acquisition. In many cases, team members have worked together successfully and have provided business, investing and legal services for a number of years with respect to the Private Funds’ operations.

Automotive

Background

Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul’s principal customers include the world’s foremost original equipment manufacturers, or OEMs, of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail and off-road vehicles, as well as the worldwide aftermarket. Federal-Mogul’s leading technology and innovation, lean manufacturing expertise, as well as marketing and distribution deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly owned subsidiaries or partially owned joint ventures, organized into five product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket. Federal-Mogul offers its customers a diverse array of market-leading products for OEMs, and replacement parts, or aftermarket, applications.

Federal-Mogul has operations in 36 countries and, accordingly, all of Federal-Mogul’s product groups derive sales from both domestic and international markets. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul derives significant sales from both the original equipment, or OE, market and the aftermarket. Federal-Mogul seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing excellence, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul believes that it is uniquely positioned to offer premium brands, OE replacement and entry level products for all Global Aftermarket customers. Federal-Mogul is the OE technology market share leader in several product groups. Therefore, Federal-Mogul can be first to the aftermarket with new products, service expertise and customer support. As of December 31, 2008, Federal-Mogul had current OEM products included on approximately 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. This broad range of vehicle and powertrain applications reinforces Federal-Mogul’s belief in its unique marketing position.

Federal-Mogul is a reporting company under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and files annual, quarterly and current reports. Each of these reports is separately filed with the Securities and Exchange Commission, or the SEC, and is publicly available.

Strategy

Federal-Mogul’s strategy is to develop and deliver leading technology and innovation which results in market share expansion in the OE and aftermarket replacement markets. Federal-Mogul assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, joint ventures and other strategic alliances, or restructuring activities as further discussed below.

Research and Development

Federal-Mogul maintains technical centers throughout the world designed to:

•	provide solutions for customers and bring new, innovative products to market;
•	integrate Federal-Mogul’s leading technologies into advanced products and processes;
•	provide engineering support for all of Federal-Mogul’s manufacturing sites; and
•	provide technological expertise in engineering and design development.

Federal-Mogul’s research and development activities are conducted at its research and development locations. Within the United States, these centers are located in Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Exton, Pennsylvania; and Toledo, Ohio. Internationally, Federal-Mogul’s research and development centers are located in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; and Yokohama, Japan. Federal-Mogul’s newest technical center in Shanghai, China is expected to open during the second quarter of the fiscal year ending December 31, 2009, or fiscal 2009.

Each of Federal-Mogul’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $173 million, $178 million and $162 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. As a percentage of OE sales, research and development was 4% for each of the years ended December 31, 2008, 2007 and 2006.

Joint Ventures and Other Strategic Alliances

Joint ventures and other strategic alliances represent an important element of Federal-Mogul’s business strategy. Federal-Mogul forms joint ventures and strategic alliances to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations and broaden its customer base. Federal-Mogul believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEMs operating in “BRIC” growth markets of Brazil, Russia, India and China. Federal-Mogul is currently involved in 31 joint ventures located in 12 different countries throughout the world, including China, India, Korea, Russia and Turkey.

Restructuring Activities

Federal-Mogul, as part of the sustainable global profitable growth strategy, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost countries. Such activities have resulted in the redeployment of human and capital resources to Federal-Mogul’s core businesses.

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September 2008 and December 2008, certain restructuring actions designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions. Federal-Mogul continues to solidify certain components of this plan, and will announce those components as plans are finalized. For the period March 1, 2008 through December 31, 2008, Federal-Mogul has recorded $127 million in restructuring charges associated with this plan and expects to incur additional restructuring charges up to $37 million through fiscal 2010. As the significant majority of the costs expected to be incurred in relation to this plan are related to severance, such activities are expected to yield future annual savings at least equal to the costs incurred.

Federal-Mogul’s restructuring activities are further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 4 to the Consolidated Financial Statements, included in Item 8 of this report.

Products

The following provides an overview of products manufactured and distributed by Federal-Mogul:

•	Powertrain Energy. Powertrain Energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this product group include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, and transmission components.
•	Powertrain Sealing and Bearings. Federal-Mogul is one of the world’s leading sealing solutions and bearings providers. Product offerings include dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, and bushings and washers.
•	Vehicle Safety and Protection. Federal-Mogul supplies friction and systems protection products and is one of the world’s largest suppliers of friction materials. Both the friction and the systems protection products are used in the automotive, motorcycle, heavy-duty, commercial/industrial aerospace, railway and consumer products markets. The primary products of this product group include brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, and flexible heat shields.
•	Automotive Products. Automotive Products includes manufacturing operations for brake system components, chassis products, windshield wipers, fuel pumps, ignition and lighting products. These products are used in automotive, light truck, industrial, marine, motorcycle, power generation and small air-cooled engine markets.
•	Global Aftermarket. Global Aftermarket sells products manufactured within the above product groups and purchased from outside suppliers to the independent automotive, heavy-duty and commercial/industrial replacement markets.

Industry

The automotive vehicle market sector and industrial, energy and transport market sector are comprised of two primary markets: the OE and OES market (collectively referred to as the OE market) in which Federal-Mogul’s products are used in the manufacture of new products and for manufacturer service replacement parts, and the aftermarket in which Federal-Mogul’s products are used as replacement parts for current production and previous models through the independent aftermarket or other service distribution channels.

The OE Market.  Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share with existing customers, and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

The Aftermarket Business.  Global Aftermarket products for current production and previous models are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by the duration of OE parts, the number of vehicles in operation, the average age of the vehicle fleet and vehicle usage (measured by miles driven). Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability.

Customers

Federal-Mogul supplies OEMs with a wide variety of technologically innovative parts, essentially all of which are manufactured by Federal-Mogul. Federal-Mogul’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. Federal-Mogul has well-established relationships with substantially all major American, European and Asian automotive OEMs.

Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability, are central to Federal-Mogul’s Global Aftermarket operations.

No individual customer accounted for more than 6% of segment net sales during fiscal 2008.

Competition

The global vehicular parts business is highly competitive. Federal-Mogul competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. Federal-Mogul is meeting these competitive challenges by developing world-class technologies, efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers.

Backlog

For OEM customers, Federal-Mogul generally receives purchase orders for specific products supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity. In addition to customary commercial terms and conditions, purchase orders generally provide for annual price reductions based upon expected productivity improvements and other factors. Customers typically retain the right to terminate purchase orders, but Federal-Mogul generally cannot terminate purchase orders. OEM order fulfillment is typically manufactured in response to customer purchase order releases, and Federal-Mogul ships directly from a manufacturing location to the customer for use in vehicle production and assembly. Accordingly, Federal-Mogul’s manufacturing locations do not typically maintain significant finished goods inventory, but rather produce from on-hand raw materials and work-in-process inventory within relatively short manufacturing cycles. A significant risk to Federal-Mogul is lower than expected vehicle production by one or more of its OEM customers or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.

For its Global Aftermarket customers, Federal-Mogul generally establishes product line arrangements that encompass all parts offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either Federal-Mogul or the customer at any time. Pricing is market responsive and subject to adjustment based upon competitive pressures and other commercial factors. Global Aftermarket order fulfillment is largely performed from finished goods inventory stocked in Federal-Mogul’s worldwide distribution network. Inventory stocking levels in Federal-Mogul’s distribution centers are established based upon historical and anticipated future customer demand.

Although customer programs typically extend to future periods, and although there is an expectation that Federal-Mogul will supply certain levels of OE production and aftermarket shipments over such periods, Federal-Mogul believes that outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with its manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the timeframe involved.

Raw Materials and Suppliers

Federal-Mogul purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, synthetic and natural rubber, graphite, fibers, stampings, castings and forgings. Federal-Mogul also purchases parts manufactured by other manufacturers for sale in the aftermarket. Federal-Mogul has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. For business and efficiency purposes, Federal-Mogul has established single sourcing relationships with some of its suppliers. However, based upon market conditions and readily available alternative supply sources, Federal-Mogul believes it could readily replace any single supply source without a material disruption to its business. In fiscal 2008, no outside supplier of Federal-Mogul provided products that accounted for more than 1% of Federal-Mogul’s net sales.

Federal-Mogul experienced material price inflation in ferrous and non-ferrous metals, chemical raw materials and energy of approximately $65 million during fiscal 2008. Federal-Mogul partially offset this impact through savings on purchasing parts, negotiated price reductions, resourcing activities and through contractual price escalators. Through its global purchase function, Federal-Mogul continues to work with its suppliers to reduce its global material costs. Given the recent downturn in global industrial output, Federal-Mogul expects that material costs will generally decline from levels seen in fiscal 2008.

Seasonality

Federal-Mogul’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Asia Pacific region generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather patterns. Historically, Federal-Mogul’s sales and operating profits have been the strongest in the second quarter.

Employees

Federal-Mogul had approximately 43,400 employees as of December 31, 2008.

Various unions represent approximately 36% of Federal-Mogul’s U.S. hourly employees and approximately 70% of Federal-Mogul’s non-U.S. hourly employees. With the exception of two facilities in the U.S., most of Federal-Mogul’s unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date may affect more than one facility.

As described above, in September 2008 and December 2008, Federal-Mogul announced a restructuring plan designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions.

Impact of Environmental Regulations

Federal-Mogul’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on Federal-Mogul’s financial position or cash flows in fiscal 2008 and are not expected to have a material impact on Federal-Mogul’s financial position or cash flows in fiscal 2009.

Intellectual Property

Federal-Mogul holds in excess of 4,600 patents and patent applications on a worldwide basis, of which 900 have been filed in the United States. Of the approximately 4,600 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to Federal-Mogul.

Federal-Mogul does not materially rely on any single patent, nor will the expiration of any single patent materially affect Federal-Mogul’s business. Federal-Mogul’s current patents expire over various periods up through the year 2033. Federal-Mogul is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, Federal-Mogul’s worldwide patent portfolio is materially important to its business because it enables Federal-Mogul to achieve technological differentiation from its competitors.

Federal-Mogul also maintains more than 6,000 active trademark registrations and applications worldwide. More than 90% of these trademark registrations and applications are in commercial use by Federal-Mogul or are licensed to third parties.

Metals

Background

PSC Metals is principally engaged in the business of collecting, processing and selling ferrous and non-ferrous metals.

PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms, and supplies the recycled metals to its customers, including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. These services are provided through PSC Metals’ recycling facilities located in eight states. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets.

The distressed global economic conditions have affected the scrap metal industry. We cannot predict whether, or how long, current market conditions will continue to persist. However, in response to these conditions, PSC Metals has implemented various measures to align its cost structure to the current market environment. Some of these measures include significant staff reductions and salary freezes, temporary idling of major equipment and certain operations and reduced capital spending.

The Ferrous Scrap Metal Business

PSC Metals purchases processed and unprocessed ferrous scrap metal from various sources, including individuals and traditional “junk yards” and industrial manufacturers who recycle the offal from their metal-forming processes and steel mills who look to PSC Metals to remarket secondary product they would otherwise scrap. PSC Metals sets the price paid to its suppliers based on market factors such as the demand and price for processed material and on the underlying metal content of the scrap material being purchased. Changes in scrap prices can cause the collection rates of scrap to increase (when prices are higher) or decrease (when prices are lower). The variation in prices and collection rates can have a significant effect on sales volumes through PSC Metals’ scrap yards. Scrap material is processed in PSC Metals’ recycling yards where it is shredded, cut, broken, sheared and sorted into various grades for use as raw material in the steelmaking process. PSC Metals then sells processed ferrous scrap to end-users such as steel producing mini-mills and integrated steel makers and foundries, as well as brokers who aggregate materials for other large users. Additionally, a significant amount of valuable, non-ferrous metal is also recovered as a by-product of the shredding process, which is sold separately as discussed below.

Demand for processed ferrous scrap metal is highly dependent on the overall strength of the domestic steel industry, particularly producers utilizing electric-arc furnace technology. The domestic steel industry is, in turn, heavily influenced by foreign competition and demand and by overall US and global economic conditions. Most of PSC Metals’ customers purchase processed ferrous scrap through negotiated spot sales contracts, that establish the quantity purchased for the current month. The price PSC Metals charges for ferrous scrap depends upon market demand relative to the supply of scrap and scrap substitutes and transportation costs, as well as the quality and grade of the material. In many cases, PSC Metals’ selling prices also include the cost of transportation to the end user.

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

Customers

PSC Metals had one individually significant customer in fiscal 2008 that represented approximately 13% of its net sales. No other customer accounted for more than 10% of segment net sales in fiscal 2008.

Employees

As of December 31, 2008, PSC Metals employed 941 persons, including 170 employees with collective bargaining agreements.

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

Our property development and resort operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family houses, multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 335 and 870 units of residential housing, respectively. Both developments operate golf and resort activities as well. Our long-term investment horizon and operational expertise allow us to acquire properties with limited current income and complex entitlement and development issues.

In fiscal 2008, our Real Estate segment added two net leased office buildings to our portfolio, one in Atlanta and one in Dallas, for approximately $465 million. In addition, our Real Estate segment completed a residential community in Westchester County, New York during the third quarter of fiscal 2008.

Strategy

Our Real Estate business strategy is based on our long-term investment outlook. We maximize the value of our commercial lease portfolio through effective management of existing properties and disposal of assets on an opportunistic basis. We continue to market our remaining residential product while scaling back on new construction as the residential market continues to experience an unprecedented downturn. In keeping with the Real Estate business’ strategy of investing capital to grow existing operations, we actively pursue prudent acquisitions of additional commercial and residential properties at favorable prospective returns.

Seasonality

Resort operations are highly seasonal with peak activity in Cape Cod from June to September and in Florida from November to February. Sales activity for our real estate developments in Cape Cod and New York typically peak in late winter and early spring, while in Florida our peak selling season is during the winter months.

Employees

Our Real Estate segment had approximately 400 full- and part-time employees as of December 31, 2008, which fluctuates due to the seasonal nature of certain of our businesses. No employees are covered by collective bargaining agreements.

Home Fashion

Background

We conduct our Home Fashion operations through our interest in WestPoint International Inc., or WPI, a manufacturer and distributor of home fashion consumer products based in New York, NY. On August 8, 2005, WPI and its subsidiaries completed the purchase of substantially all the assets of WestPoint Stevens Inc., or WPS, and certain of its subsidiaries pursuant to an asset purchase agreement, or the Purchase Agreement, approved by The United States Bankruptcy Court for the Southern District of New York in connection with Chapter 11 proceedings of WPS. WPS was a premier manufacturer and marketer of bed and bath home fashions supplying leading U.S. retailers and institutional customers. Before the asset purchase transaction, WPI did not have any operations.

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. Pursuant to the asset purchase agreement between WPI and WPS, rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WPS. Depending upon the extent to which the other holders exercise certain subscription rights, we may acquire additional shares and may beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0%, respectively, of the 30.0 million common shares that would then be outstanding.

On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million, and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 and Series A-2 Preferred Stock has a 4.50% annual dividend, which is paid quarterly. For the first two years after issuance, the dividends are to be paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions; provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may be converted at a rate of $8.772 per share.

WPI has its own board of directors and audit committee. We are the only holders of WPI’s preferred stock, and, in accordance with its terms, we have the right to elect six of the ten directors of the WPI board of directors. None of the independent directors of the board of directors of Icahn Enterprises GP serves on the WPI board of directors.

Depending on the outcome of currently pending litigation, we may own less than a majority of WPI’s shares of common stock and our ownership of the preferred stock may change. Our loss of control of WPI could adversely affect WPI’s business and the value of our investment.

We consolidated WPI as of December 31, 2008, 2007 and 2006 and for the period from the date of acquisition through December 31, 2008. If we were to own less than 50% of the outstanding common stock, we would have to evaluate whether we should continue to consolidate WPI and our financial statements could be materially different than those presented as of December 31, 2008, 2007 and 2006 and for the periods then ended. See Item 1A, “Risk Factors,” and Item 3, “Legal Proceedings”.

Business

WPI’s business consists of manufacturing, sourcing, distributing, marketing and selling home fashion consumer products. WPI differentiates itself in the $12.0 billion home fashion textile industry based on its nearly 200-year reputation for providing its customers with (1) a full assortment of home fashion products; (2) good customer service; (3) a superior value proposition; and (4) branded and private label products with strong consumer recognition. WPI markets a broad range of manufactured and sourced bed, bath and basic bedding products, including sheets, pillowcases, bedspreads, quilts, comforters and duvet covers, bath towels, bed skirts, bed pillows, flocked blankets, woven blankets and throws, and heated blankets and mattress pads. WPI continues to serve substantially all the former customers of WPS using assets acquired from WPS and through sourcing activities.

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

WPI has transitioned the majority of its manufacturing to low-cost countries and continues to maintain its corporate offices and distribution operations in the United States.

Strategy

WPI’s strategy is to increase its revenues by selling more licensed, differentiated and proprietary products to WPI’s existing customers. WPI believes that it can improve margins over time through upgraded marketing, selective product development, enhanced design and improved customer service capabilities. WPI also seeks to lower its cost of goods sold and improve its long-term profitability by reducing its dependence upon higher-cost domestic sources of manufactured products through establishing offshore manufacturing and sourcing arrangements. This may entail further U.S. plant closings in addition to those already closed. In addition, WPI is lowering its general and administrative expense by consolidating its locations and its outsourcing initiative, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

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

In addition, some of WPI’s home fashion products are manufactured and sold pursuant to licensing agreements under designer and brand names that include, among others, Lauren/Ralph Lauren, Charisma, Rachael Ray, Pink Panther, Little MissMatched and Harley Davidson.

Private label brands, also known as “store brands,” are controlled by individual retail customers through use of their own brands or through an exclusive license or other arrangement with brand owners. Private label brands provide retail customers with a way to promote consumer loyalty, as the brand is owned and controlled by WPI’s retail customers and not by WPI. As WPI’s customer base has experienced consolidation, there has been an increasing focus on proprietary branding strategies.

The percentage of WPI’s net sales derived from the sale of private label branded and unbranded products for fiscal 2008 was approximately 33%. For fiscal 2008, the percentage of WPI net sales derived from sales under brands it owns and controls was 32%, and the percentage of WPI net sales derived from sales under brands owned by third parties pursuant to licensing arrangements with WPI was 35%.

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

WPI works closely with its major customers to assist them in merchandising and promoting WPI’s products to consumers. In addition, WPI periodically meets with its customers in an effort to maximize product exposure and sales and to jointly develop merchandise assortments and plan promotional events specifically tailored to the customer. WPI provides merchandising assistance with store layouts, fixture designs, advertising and point-of-sale displays. Advertising and a comprehensive internet website have served to enhance brand recognition and direct customers to retail outlets to purchase WPI products. WPI also provides its customers with suggested customized advertising materials designed to increase product sales. A heightened focus on consumer research provides needed products on a continual basis. WPI distributes finished products directly to retailers. The majority of WPI’s remaining sales of home fashion products are through the institutional channel, which includes hospitality and healthcare establishments, as well as laundry supply businesses.

Until October 2007, WPI also sold its own and other manufacturer’s products through 30 retail stores. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its 30 retail outlet stores and as of December 31, 2007 had terminated the majority of the leases for the 28 leased locations. The operation of the retail stores business is included in the results from discontinued operations.

Distribution

In order to gain operating efficiencies, increase supply chain visibility and to achieve substantial cost savings, WPI engaged a third-party provider of logistics services to consolidate WPI’s domestic towel and sheet warehousing and distribution operations.

Selling, General, and Administrative

WPI continues to focus on reducing its general and administrative costs by shifting its back office and manufacturing operations to offshore locations as well as outsourcing many of these job functions to third-party outsourcing providers.

Competition

The home fashion industry is highly competitive. Future success will, to a large extent, depend on WPI’s ability to be a competitive low-cost producer. WPI competes with both foreign and domestic companies on, among other factors, the basis of price, quality and customer service. In the sheet and towel markets, WPI competes with many suppliers. WPI may also face competition in the future from companies that are currently third-party suppliers to WPI. Future success depends on the ability to remain competitive in the areas of marketing, product development, price, quality, brand names, manufacturing capabilities, distribution and order processing. Additionally, the easing of trade restrictions over time has led to growing competition from low priced products imported from Asia and Latin America.

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

Customers

WPI had two individually significant customers in fiscal 2008 that each represented approximately 14% and 12% of its net sales. No other individual customers accounted for more than 10% of segment net sales in fiscal 2008.

Employees

WPI and its subsidiaries had approximately 2,650 employees as of December 31, 2008. Currently, approximately 1% of WPI’s employees are unionized.

Holding Company

We seek to invest our available cash and cash equivalents in debt and equity securities with a view to enhancing returns as we continue to assess further acquisitions of operating businesses. During fiscal 2008, we had a net gain on investment activity of $102 million, comprised of approximately $181 million in net realized gains and $81 million in unrealized losses.

Since acquiring our Investment Management business in fiscal 2007, we have made several investments aggregating $950 million in the Private Funds for which no special profits interest allocations (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of December 31, 2008, the total value of these investments was approximately $660 million, with an unrealized loss of $274 million for fiscal 2008. These amounts are reflected in the Private Funds’ net assets and earnings. Additionally, subsequent to December 31, 2008, we invested an additional $250 million in the Private Funds.

We conduct our activities in a manner so as not to be deemed as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Generally, this means that we do not invest or intend to invest in securities as our primary business and that no more than 40% of our total assets will be invested in investment securities as such term is defined in the Investment Company Act. In addition, we intend to structure our investments so as to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code of 1986, as amended.

Our Website and Access to Filed Reports

We maintain an internet website at www.ielp.com. We provide access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports free of charge through this website as soon as reasonably practicable after such material is electronically filed with the SEC. In addition, paper copies of annual and periodic reports filed with the SEC may be obtained free of charge upon written request by contacting our headquarters at the address located on the front cover of this report or under Investor Relations on the Company’s website.

Item 1A. Risk Factors

Risks Relating to Our Structure

Our general partner and its control person could exercise their influence over us to your detriment.

Mr. Icahn, through affiliates, currently owns 100% of Icahn Enterprises GP, our general partner, and approximately 86.5% of our outstanding preferred units and approximately 91.8%of our depositary units and, as a result, has the ability to influence many aspects of our operations and affairs. Icahn Enterprises GP also is the general partner of Icahn Enterprises Holdings.

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

The market for our equity securities may be subject to disruptions that could cause substantial volatility in their prices. In general, the current global economic crisis has caused substantial market volatility and unrest. Any such disruptions or continuing volatility may adversely affect the value of your securities.

Future cash distributions to our unitholders, if any, can be affected by numerous factors.

While we made cash distributions in the amount of $0.25 per depositary unit in each of the four quarters of fiscal 2008, the payment of future distributions will be determined by the board of directors of Icahn Enterprises GP, our general partner, quarterly, based on a review of a number of factors, including those described below and other factors that it deems relevant at the time that declaration of a distribution is considered.

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

Our current businesses and businesses that we acquire may not generate sufficient cash to service our debt. In addition, we may not generate sufficient cash flow from operations or investments and future borrowings may not be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Based on our current level of indebtedness which includes all of our unsecured senior notes and related interest payments due thereon, mortgages payable and credit facilities, approximately $429 million of indebtedness will come due in the three-year period ending December 31, 2011. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries may be subject or enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us. For example, we have credit facilities for Federal-Mogul and WPI, our majority owned subsidiaries, and our real estate development properties that also restrict dividends, distributions and other transactions with us. To the degree any distributions and transfers are impaired or prohibited, our ability to make payments on our debt and to make distributions on our depositary units will be limited.

We or our subsidiaries may be able to incur substantially more debt.

We or our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our 8.125% senior notes due 2012, our 7.125% senior notes due 2013 and our variable rate notes due 2013 do not prohibit us or our subsidiaries from incurring additional debt. We and Icahn Enterprises Holdings may incur additional indebtedness if we comply with certain financial tests contained in the indentures that govern these notes. As of December 31, 2008, based upon these tests, we and Icahn Enterprises Holdings cannot incur additional indebtedness. However, our subsidiaries other than Icahn Enterprises Holdings are not subject to any of the covenants contained in the indentures with respect to our senior notes, including the covenant restricting debt incurrence. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we, and they, now face could intensify.

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

Mr. Icahn, through certain affiliates, currently owns 100% of Icahn Enterprises GP and approximately 91.8% of our outstanding depositary units and 86.5% of our outstanding preferred units. Applicable pension and tax laws make each member of a “controlled group” of entities, generally defined as entities in which there are at least an 80% common ownership interest, jointly and severally liable for certain pension plan obligations of any member of the controlled group. These pension obligations include ongoing contributions to fund the plan, as well as liability for any unfunded liabilities that may exist at the time the plan is terminated. In addition, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation, or the PBGC, against the assets of each member of the controlled group.

As a result of the more than 80% ownership interest in us by Mr. Icahn’s affiliates, we and our subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC, is the sponsor of several pension plans which, as of December 31, 2008, were not underfunded on an ongoing actuarial basis but would be underfunded by approximately $80 million if those plans were terminated, as most recently reported by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in promised benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, we would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the ACF pension plans. In addition, other entities now or in the future within the controlled group that includes us may have pension plan obligations that are, or may become, underfunded and we would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of such plans.

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

In order not to become an investment company required to register under the Investment Company Act, we monitor the value of our investments and structure transactions with an eye toward the Investment Company Act. As a result, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, events beyond our control, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings or adverse developments with respect to our ownership of certain of our subsidiaries, such as our potential loss of control of WPI, could result in our inadvertently becoming an investment company. See Part II, Item 8, Note 20 “Commitments and Contingencies,” and Part I, Item 3, “Legal Proceedings,” for further discussion.

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

Legislation has been introduced into Congress which, if enacted, could have a material and adverse effect on us. These proposals include legislation which would tax publicly traded partnerships engaged in the Investment Management segment, such as us, as corporations. Other proposals would treat the income from carried interests, when recognized for tax purposes, as ordinary income and as not qualifying as investment income for purposes of the 90% investment income test that publicly traded partnerships must meet to be classified as partnerships. It is unclear whether such legislation will be enacted. Moreover, it is unclear what specific provisions may be enacted, including what the effective date will be, and accordingly what any such legislation’s impact will be on us. It is possible that if such legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.

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

If we discover significant deficiencies in our internal controls over financial reporting or at any recently acquired entity, it may adversely affect our ability to provide timely and reliable financial information and satisfy our reporting obligations under federal securities laws, which also could affect the market price of our depositary units or our ability to remain listed on the New York Stock Exchange.

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

To the extent that any material weakness or significant deficiency exists in our or our consolidated subsidiaries internal control over financial reporting, such material weakness or significant deficiency may adversely affect our ability to provide timely and reliable financial information necessary for the conduct of our business and satisfaction of our reporting obligations under federal securities laws, which could affect our ability to remain listed on the New York Stock Exchange. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our depositary units or the rating of our debt.

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

Risks Relating to Our Business

General

In addition to the following risk factors specific to each of our businesses, all of our businesses are subject to the effects of the following:

•	the continued threat of terrorism;
•	continued or future economic downturn;
•	loss of any of our or our subsidiaries key personnel;
•	the unavailability, as needed, of additional financing; and
•	the unavailability of insurance at acceptable rates.

Investment Management

Our Investment Management segment has been and may continue to be materially and adversely affected by conditions in the global financial markets and the economy generally.

During most of fiscal 2008, the global securities markets and the economy generally were characterized by extreme volatility and illiquidity and significant overall deterioration. These and other factors had a negative effect on the Private Funds and, therefore, our Investment Management segment. Currently, the global markets and the economic climate continue to deteriorate and experience volatility and illiquidity and these conditions could continue for a significant period of time. In the event that some or all of these conditions continue, the Private Funds could be materially and adversely affected in many different ways. Furthermore, difficult market conditions may also increase the risk of default with respect to investments held by the Private Funds that have significant debt investments. Many other factors beyond the control of our Investment Management segment may adversely affect the Private Funds, including, without limitation, rising interest rates or inflation, terrorism or political uncertainty.

The historical financial information for our Investment Management segment is not necessarily indicative of its future performance.

The financial results of our Investment Management segment are primarily driven by AUM and the performance of the Private Funds. The historical consolidated financial information contained elsewhere in our Annual Report on Form 10-K is not indicative of the future financial results of our Investment Management segment. In particular, with respect to the historical returns of our Investment Management segment:

•	prior to 2008, the rates of returns of certain of the Private Funds have benefited from favorable market conditions and profitable investment opportunities that did not continue into fiscal 2008 and may not occur in the future;
•	future returns may be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular Private Fund invests.

The performance of the Private Funds and the reduction in the net assets in the Private Funds have caused a significant decline in our Investment Management segment revenue and we may not receive incentive allocations or special profits interest allocations for a significant period of time.

Our revenue from our Investment Management segment is derived principally from three sources: (1) special profits interest allocations; (2) incentive allocations earned based upon the Private Funds’ performance; and (3) gains or losses in our investments in the Private Funds. During fiscal 2008, the investment performance of the Private Funds was negative and we did not receive any special profits interest allocations or incentive allocations. The incentive allocations are subject to a “high watermark,” whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered. In the event that a Private Fund were to continue to have negative performance, we will not receive any special profits interest allocations in future periods from such Private Fund and the amount of the Private Fund’s high watermark with respect to the incentive allocations will increase. As our Investment Management segment did not receive a special profits interest allocation or an incentive allocation in fiscal 2008 and will not receive any such allocations in future periods until a Private Fund generates profits and recovers prior losses, we have provided funds to Icahn Capital to pay for its operating expenses and may be required to continue to do so in future periods. In addition, continued negative performance could lead to additional redemptions and could make it more difficult for the Private Funds to raise new capital.

We have made significant investments in the Private Funds and negative performance of the Private Funds may result in a significant decline in the value of our investments.

We have invested an aggregate of $950 million of our capital in the Private Funds and the net asset value thereof as of December 31, 2008 is approximately $660 million. In addition, subsequent to December 31, 2008, we invested an additional $250 million in the Private Funds. The Private Funds may continue to experience negative performance, which would have a continuing negative impact on our investment.

Successful execution of the Private Funds’ activist investment activities involves many risks, certain of which are outside of our control.

The success of the Private Funds’ investment strategy may require, among other things: (i) that our Investment Management segment properly identify companies whose securities prices can be improved through corporate and/or strategic action; (ii) that the Private Funds acquire sufficient securities of such companies at a sufficiently attractive price; (iii) that the Private Funds avoid triggering anti-takeover and regulatory obstacles while aggregating their positions; (iv) that management of portfolio companies and other security holders respond positively to our proposals; and (v) that the market price of portfolio companies’ securities increases in response to any actions taken by the portfolio companies. We cannot assure you that any of the foregoing will succeed.

The Private Funds’ investment strategy involves numerous and significant risks, including the risk that investors in the Private Funds, including us, may lose some or all of their investments in the Private Funds. This risk may be magnified due to concentration of investments and investments in undervalued securities.

Our Investment Management segment’s revenue depends on the investments made by the Private Funds. There are numerous and significant risks associated with these investments, certain of which are described in this risk factor and in other risk factors set forth herein.

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

For reasons not necessarily attributable to any of the risks set forth in this Form 10-K (for example, supply/demand imbalances or other market forces), the prices of the securities in which the Private Funds invest may decline substantially. In particular, purchasing assets at what may appear to be undervalued levels is no guarantee that these assets will not be trading at even more undervalued levels at a future time of valuation or at the time of sale.

The prices of financial instruments in which the Private Funds may invest can be highly volatile. Price movements of forward and other derivative contracts in which the Private Funds’ assets may be invested are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. The Private Funds are subject to the risk of failure of any of the exchanges on which their positions trade or of their clearinghouses.

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

The possibility of increased regulation could result in additional burdens on our Investment Management segment. Changes in tax law could adversely affect us.

In the wake of the recent global financial crisis, government and regulatory agencies in the United States and numerous foreign jurisdictions have imposed certain temporary and permanent regulations and restrictions. Furthermore, as a result of highly publicized financial scandals, government officials and investors have exhibited significant concerns over the integrity of the financial markets. Accordingly, the regulatory environment in which our Investment Management segment operates is subject to further regulation in addition to the rules already promulgated. In particular, in recent years, there has been ongoing debate by U.S. and foreign governments regarding new rules and regulations for private investment funds. Our Investment Management segment may be adversely affected by the enactment of new or revised regulations, or changes in the interpretation or enforcement of rules and regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. For example, the SEC may require all hedge fund managers to register under the Investment Advisors Act of 1940. Such changes could place limitations on the type of investor that can invest in the Private Funds. Further, such changes may limit the scope of investment activities that may be undertaken by the Private Funds’ managers. Any such changes could increase the cost of our Investment Management segment’s doing business and/or materially adversely impact our profitability. In addition, the SEC may limit the Private Funds’ current exemption from registration as investment companies under the Investment Company Act of 1940. Additionally, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self-regulatory organizations and exchanges have taken and are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Private Funds and the Investment Management segment could be substantial and adverse.

In addition, changes in tax law could adversely affect us. Legislation has been introduced in Congress which, if enacted, could have a material and adverse effect on us. Proposals include legislation which would tax publicly traded partnerships engaged in the Investment Management segment, such as us, as corporations. Other proposals would treat the income from carried interests, when recognized for tax purposes, as ordinary income and as not qualifying as investment income for purposes of the 90% investment income test that publicly traded partnerships must meet to be classified as partnerships. It is unclear whether such legislation will be enacted. Moreover, it is unclear what specific provisions may be enacted, including what the effective date will be, and accordingly what any such legislation’s impact will be on us. It is possible that if such legislation were enacted we would be treated as an association, taxable as a corporation, which would materially increase our taxes. As an alternative, we might be required to restructure our operations, and possibly dispose of certain businesses, in order to avoid or mitigate the impact of any such legislation.

The investment management industry is intensely competitive.

The investment management industry is intensely competitive, with competition based on a variety of factors, including investment performance, the quality and experience of investment professionals and business reputation. The Private Funds compete for fund investors, investment opportunities and talent with other hedge funds, private equity funds, specialized funds, traditional asset managers, commercial banks and other financial institutions.

Several of our competitors have raised, or may raise, significant amounts of capital and many of them have investment objectives similar to the Private Funds, which may create additional competition for investment opportunities for the Private Funds and may reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit. Our competitors may benefit from a lower cost of capital or have higher risk tolerance or different risk assessments, which may allow them to bid more aggressively than us.

The Private Funds may lose investment opportunities in the future if they do not match investment prices, structures and terms offered by competitors. Alternatively, the Private Funds may experience decreased rates of return and increased risks of loss if they match investment price structures and terms offered by competitors. In addition, changes in the global capital markets could diminish the attractiveness of the Private Funds relative to investments in other investment products. This competitive pressure could materially adversely affect the ability of our Investment Management segment to make successful investments for the Private Funds and reduce the AUM of the Private Funds.

These and other factors could reduce our Investment Management segment revenue and earnings and materially adversely affect our Investment Management segment.

The failure of Mr. Icahn to participate in the management of the Private Funds could have a material adverse effect on the Private Funds and on us.

The success of the Private Funds depends upon the ability of our Investment Management segment to develop and implement investment strategies that achieve the Private Funds’ investment objectives. Subjective decisions made by employees of our Investment Management segment may cause the Private Funds to incur losses or to miss profit opportunities on which the Private Funds would otherwise have capitalized. In the event that Mr. Icahn ceases to participate in the management of the Private Funds, the consequences to the Private Funds and our investment in them could be material and adverse and could lead to the premature termination of the Private Funds. In the event that Mr. Icahn dies, or is unable, by reason of illness or injury, to perform his duties as chief executive officer of the General Partners for 90 consecutive days, or for any reason other than death, illness or injury ceases to perform those duties, the investors in each of the Private Funds will have certain redemption rights. The occurrence of such an event could have a material adverse effect on the revenues and earnings of our Investment Management segment, and the ability of the Private Funds to maintain or grow their AUM. Such redemptions could possibly lead to a liquidation of one or more of the Private Funds and a corresponding elimination of our potential to earn special profits interest allocations and incentive allocations. The loss of Mr. Icahn could, therefore, ultimately result in a loss of substantially all of the earnings of our Investment Management segment.

The Private Funds make investments in companies we do not control.

Investments by the Private Funds include investments in debt or equity securities of publicly traded companies that we do not control. Such investments may be acquired by a Private Fund through open market trading activities or through purchases of securities from the issuer. These investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which our Investment Management segment disagree or that the majority of stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve the best interests of the Private Fund. In addition, a Private Fund may make investments in which it shares control over the investment with co-investors, which may make it more difficult for it to implement its investment approach or exit the investment when it otherwise would. If any of the foregoing were to occur, the values of the investments by the Private Funds could decrease and our Investment Management segment revenues could suffer as a result.

The ability to hedge investments successfully is subject to numerous risks.

The Private Funds may utilize financial instruments, both for investment purposes and for risk management purposes in order to (i) protect against possible changes in the market value of a Private Fund’s investment portfolios resulting from fluctuations in the securities markets and changes in interest rates; (ii) protect a Private Fund’s unrealized gains in the value of its investment portfolios; (iii) facilitate the sale of any such investments; (iv) enhance or preserve returns, spreads or gains on any investment in the Private Fund’s portfolio; (v) hedge the interest rate or currency exchange rate on any of the Private Fund’s liabilities or assets; (vi) protect against any increase in the price of any securities our Investment Management segment anticipate purchasing at a later date; or (vii) for any other reason that our Investment Management segment deem appropriate.

The success of any hedging activities will depend, in part, upon the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the portfolio investments being hedged. Since the characteristics of many securities change as markets change or time passes, the success of our Investment Management segment’s hedging strategy will also be subject to the ability of our Investment Management segment to continually recalculate, readjust and execute hedges in an efficient and timely manner. While a Private Fund may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for the Private Fund than if it had not engaged in such hedging transactions. For a variety of reasons, a Private Fund may not seek to establish a perfect correlation between the hedging instruments utilized and the portfolio holdings being hedged. Such an imperfect correlation may prevent the Private Fund from achieving the intended hedge or expose the Private Fund to risk of loss. A Private Fund may determine not to hedge against a particular risk because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge. Our Investment Management segment may not foresee the occurrence of the risk and therefore may not hedge against all risks.

We are subject to third-party litigation risks attributable to our Investment Management segment that could result in significant liabilities, which could adversely affect our results of operations, financial condition and liquidity.

Some of the tactics that the Private Funds may use involve litigation. The Private Funds could be a party to lawsuits that they initiate or that are initiated by a company in which the Private Funds invest, other shareholders, or state and federal governmental bodies. There can be no assurance that litigation, once begun, would be resolved in favor of the Private Funds.

In addition, we will be exposed to risk of litigation by a Private Fund’s investors if our Investment Management segment’s management of the Private Funds is alleged to constitute gross negligence, willful misconduct or dishonesty or breach of contract or organizational documents. Further, the Private Funds may be subject to third-party litigation arising from investors’ dissatisfaction with the performance of the Private Funds or based on claims that it improperly exercised control or influence over portfolio investments. Our Investment Management segment may also be exposed to the risk of litigation or investigation by investors or regulators relating to transactions which presented conflicts of interest that were not properly addressed. In such actions, we would be obligated to bear legal, settlement and other costs (which may exceed our available insurance coverage). In addition, our rights to indemnification from the applicable Private Funds may be challenged.

Certain of the Private Funds are incorporated or formed under the laws of the Cayman Islands. Cayman Islands laws, particularly with respect to shareholder rights, partner rights and bankruptcy, may differ from the laws of the United States and could possibly change to the detriment of the applicable Private Fund.

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

The Private Funds’ investments are subject to numerous additional risks, certain of which are described below.

•	Generally, there are few limitations set forth in the offering documents of the Private Funds on the execution of their investment activities, which are subject to the sole discretion of our Investment Management segment.
•	A Private Fund may buy or sell (or write) both call options and put options, and when it writes options, it may do so on a covered or an uncovered basis. When the Private Fund sells (or writes) an option, the risk can be substantially greater than when it buys an option. The seller of an uncovered call option bears the risk of an increase in the market price of the underlying security above the exercise price. The risk is theoretically unlimited unless the option is covered. If it is covered, the Private Fund would forego the opportunity for profit on the underlying security should the market price of the security rise above the exercise price. Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap counterparty, including risks relating to the creditworthiness of the swap counterparty, market risk, liquidity risk and operations risk.
•	The Private Funds may engage in short-selling, which is subject to a theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. The Private Funds may be subject to losses if a security lender demands return of the borrowed securities and an alternative lending source cannot be found or if the Private Funds are otherwise unable to borrow securities that are necessary to hedge its positions. There can be no assurance that the Private Funds will be able to maintain the ability to borrow securities sold short. There also can be no assurance that the securities necessary to cover a short position will be available for purchase at or near prices quoted in the market.
•	The Private Funds may effect transactions through over-the-counter or interdealer markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight as are members of exchange-based markets. This exposes the Private Funds to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Private Fund to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where a Private Fund has concentrated its transactions with a single or small group of its counterparties. The Private Funds are not restricted from dealing with any particular counterparty or from concentrating any or all of the Private Funds transactions with one counterparty.
•	Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by other institutions. This systemic risk may materially adversely affect the financial intermediaries (such as prime brokers, clearing agencies, clearing houses, banks, securities firms and exchanges) with which the Private Funds interact on a daily basis.
•	The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. The Private Funds’ trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the Private Funds might only be able to acquire some but not all of the components of the position, or if the overall positions were to need adjustment, the Private Funds might not be able to make such adjustment. As a result, the Private Funds may not be able to achieve the market position selected by our Investment Management segment and might incur a loss in liquidating their position.

Automotive

Adverse conditions in the automotive market adversely affect demand for Federal-Mogul’s products and expose Federal-Mogul to credit risks of its customers.

Federal-Mogul’s revenues are closely tied to global OE automobile sales, production levels and independent aftermarket parts replacement activity. The original equipment market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by Federal-Mogul can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. Federal-Mogul’s results of operations and financial condition could be adversely affected if Federal-Mogul fails to respond in a timely and appropriate manner to changes in the demand for its products.

Relative to the global automotive industry, the financial stability of the United States automotive industry has been deteriorating. About 40 U.S. suppliers filed for bankruptcy in 2008, according to the Motor & Equipment Manufacturers Association. Several other companies have announced significant restructuring activities to eliminate excess capacity, reduce costs and achieve other benefits normally associated with restructuring activities. The automotive operations of General Motors, Ford and Chrysler have recently experienced significant operating losses, and these automakers are continuing to restructure their operations. Continued declines in the automotive production levels of Federal-Mogul’s major OE customers, particularly with respect to platforms for which Federal-Mogul is a significant supplier, could materially reduce sales and harm Federal-Mogul’s profitability.

Accounts receivable potentially subject Federal-Mogul to concentrations of credit risk. Federal-Mogul’s customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers and a large number of distributors and installers of automotive aftermarket parts.

The financial distress of Federal-Mogul’s OE customers and within the supply base could significantly affect its operating performance.

During 2007 and 2008, General Motors Corporation, Ford Motor Company and Chrysler Corporation continued to lower production levels on several key platforms, due to a reduction in end-customer demand. In addition, these customers of Federal-Mogul have experienced declining market shares in North America and are continuing to restructure their North American operations in an effort to improve profitability. These U.S. automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues as well as labor concerns. In this environment, it is difficult to forecast future OE customer production schedules, the potential for labor disputes or the success or sustainability of any strategies undertaken by any of Federal-Mogul’s customers in response to the current industry environment. Additionally, given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events among Federal-Mogul’s OE customers. This environment may also put additional pricing pressure on suppliers to reduce the cost of products, which would reduce Federal-Mogul’s margins. In addition, cuts in production schedules are also sometimes announced by Federal-Mogul’s OE customers with little advance notice, making it difficult for Federal-Mogul to respond with corresponding cost reductions.

Federal-Mogul’s supply base has also been adversely affected by industry conditions. Lower production levels for OEMs and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within Federal-Mogul’s supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required Federal-Mogul to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While Federal-Mogul has taken certain actions to mitigate these factors, Federal-Mogul has offset only a portion of their overall impact on its operating results. The continuation or worsening of these industry conditions would adversely affect Federal-Mogul’s profitability, operating results and cash flow.

Federal-Mogul’s operations in foreign countries exposes our Automotive segment to risks related to economic and political conditions, currency fluctuations and import/export restrictions.

Federal-Mogul has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;
•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);
•	currency exchange rate fluctuations and currency controls; and
•	export and import restrictions.

The likelihood of such occurrences and their potential effect on our Federal-Mogul are unpredictable and vary from country to country.

Certain of Federal-Mogul’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Japanese yen, Mexican peso, Polish zloty, and Russian ruble). In reporting its consolidated statements of operations, Federal-Mogul translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

Federal-Mogul is exposed to a risk of gain or loss from changes in foreign exchange rates whenever Federal-Mogul, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While Federal-Mogul reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could impact its financial condition or results of operations.

Federal-Mogul has substantial indebtedness, which could restrict its business activities and subject Federal-Mogul to significant interest rate risk.

As of December 31, 2008, Federal-Mogul had approximately $3.0 billion of outstanding indebtedness. Federal-Mogul is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. Federal-Mogul’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on its Federal-Mogul’s business, financial condition, and results of operations.

Federal-Mogul’s indebtedness could:

•	limit its ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes;
•	require Federal-Mogul to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;
•	increase its vulnerability to general adverse economic and industry conditions; and
•	limit its ability to respond to business opportunities.

A significant portion of Federal-Mogul’s indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of Federal-Mogul’s debt would increase, adversely affecting Federal-Mogul’s financial condition, results of operations, and cash flows.

Federal-Mogul is subject to possible insolvency of financial counterparties.

Federal-Mogul engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives (including interest rate swaps), and investment management agreements involving various counterparties. Federal-Mogul is subject to the risk that one or more of these counterparties may become insolvent and therefore be unable to discharge its obligations under such contracts.

The automotive industry is highly competitive and Federal-Mogul’s success depends on its ability to compete effectively in the market.

Federal-Mogul operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require Federal-Mogul to continually assess, redefine and improve its operations, products and manufacturing capabilities to maintain and improve profitability. Federal-Mogul’s management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy; however, there can be no assurance that Federal-Mogul will be able to compete effectively in the automotive market.

If Federal-Mogul loses any of its executive officers or key employees, Federal-Mogul’s operations and ability to manage the day-to-day aspects of its business may be materially adversely affected.

The future performance of Federal-Mogul substantially depends on its ability to retain and motivate executive officers and key employees, both individually and as a group. If Federal-Mogul loses any of its executive officers or key employees, which have many years of experience with Federal-Mogul and within the automotive industry and other manufacturing industries, or is unable to recruit qualified personnel, its ability to manage the day-to-day aspects of its business may be materially adversely affected. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on its business, financial condition, and results of operations.

The employment agreement of José Maria Alapont, Federal-Mogul’s President and Chief Executive Officer since March 1, 2005, expires on March 23, 2010. No assurances can be given that Mr. Alapont’s employment agreement will be renewed, extended or amended or that Mr. Alapont will be retained as President and Chief Executive Officer of Federal-Mogul upon expiration of his employment agreement. The loss of Mr. Alapont’s services could have a material adverse effect on Federal-Mogul’s business, financial condition and results of operations.

Federal-Mogul does not currently maintain “key person” life insurance.

Federal-Mogul may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause it not to realize anticipated benefits, and Federal-Mogul may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect its results of operations.

In the past, Federal-Mogul has grown through acquisitions, and may engage in acquisitions in the future as part of its sustainable global profitable growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If Federal-Mogul is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations.

In the future, Federal-Mogul may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Federal-Mogul’s identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes the effects on its business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of its business.

The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent Federal-Mogul pursues acquisition or joint venture opportunities internationally. Federal-Mogul may not be effective in retaining key employees or customers of the combined businesses. Federal-Mogul may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. Federal-Mogul may experience managerial or other conflicts with its joint venture partners. Any of these items could adversely affect its results of operations.

Federal-Mogul’s failure to identify suitable acquisition or joint venture opportunities may restrict its ability to grow its business. If Federal-Mogul is successful in pursuing future acquisitions or joint ventures, it may be required to expend significant funds, incur additional debt and/or issue additional securities, which may materially adversely affect results of its operations. If Federal-Mogul spends significant funds or incurs additional debt, its ability to obtain financing for working capital or other purposes could decline and Federal-Mogul may be more vulnerable to economic downturns and competitive pressures.

Federal-Mogul’s restructuring activities may not result in the anticipated synergies and cost savings.

Federal-Mogul expects to continue to incur restructuring charges and related costs through fiscal 2010 in connection with its sustainable global profitable growth strategy. It is possible that such costs could vary from initially projected amounts or that achieving the expected synergies and cost savings will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. Any costs or charges could adversely impact its business, results of operations, liquidity and financial condition.

Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect Federal-Mogul’s operating margins and cash flows.

Federal-Mogul purchases a broad range of materials, components and finished parts. Federal-Mogul also uses a significant amount of energy, both electricity and natural gas, in the production of its products. A significant disruption in the supply of these materials, supplies and energy or the failure of a supplier with whom the Company has established a single source supply relationship could decrease production and shipping levels, materially increase operating costs and materially adversely affect profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor or transportation in the markets where Federal-Mogul purchases material, components and supplies for the production of products or where the products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect profitability.

In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, platinum group metals, resins, steel and energy which have had and may continue to have an unfavorable impact on Federal-Mogul’s business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on Federal-Mogul’s results of operations or financial condition. To address increased costs associated with these market forces, a number of Federal-Mogul’s suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit Federal-Mogul’s ability to pass some of the supply and material cost increases onto its customers, particularly with domestic vehicle manufacturers, and may prevent Federal-Mogul from doing so in the future. Furthermore, Federal-Mogul’s customers are generally not obligated to accept price increases that Federal-Mogul may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect its operating margins and cash flow, possibly resulting in lower operating income and profitability.

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

Federal-Mogul is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose Federal-Mogul to liability for the environmental condition of its current facilities, and also may expose Federal-Mogul to liability for the conduct of others or for Federal-Mogul’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose Federal-Mogul to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries where such liability has not been resolved through a trust pursuant to section 524(g) of the United States Bankruptcy Code. Despite Federal-Mogul’s intention to be in compliance with all such laws and regulations, Federal-Mogul cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If Federal-Mogul violates or fails to comply with these requirements, Federal-Mogul could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on its business.

Federal-Mogul’s failure to maintain and comply with environmental permits that it is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on its operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on its business, financial conditions and results of operations.

Federal-Mogul is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on its profitability and consolidated financial position.

Federal-Mogul is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on its profitability and consolidated financial position.

If Federal-Mogul is unable to protect its intellectual property and prevent its improper use by third parties, its ability to compete in the market may be harmed.

Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent Federal-Mogul’s competitors from duplicating its products or gaining access to its proprietary information and technology. These means also may not permit Federal-Mogul to gain or maintain a competitive advantage.

Any of Federal-Mogul’s patents may be challenged, invalidated, circumvented or rendered unenforceable. Federal-Mogul cannot guarantee that it will be successful should one or more of its patents be challenged for any reason. If Federal-Mogul’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to Federal-Mogul’s products could be impaired, which could significantly impede Federal-Mogul’s ability to market its products, negatively affect its competitive position and materially adversely affect its business and results of operations.

Federal-Mogul’s pending or future patent applications may not result in issued patents. Additionally, newly issued patents may not provide Federal-Mogul with meaningful protection against competitors or against competitive technologies. The United States federal courts may invalidate Federal-Mogul’s patents or find them unenforceable. Competitors may also be able to design around Federal-Mogul’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on its sales. If Federal-Mogul’s intellectual property rights are not adequately protected, it may not be able to commercialize its technologies, products or services and its competitors could commercialize its technologies, which could result in a decrease in Federal-Mogul’s sales and market share, and could materially adversely affect its business, financial condition and results of operations.

Federal-Mogul’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent Federal-Mogul from using technology that is essential to its products.

Federal-Mogul cannot guarantee that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against Federal-Mogul, whether successful or not, could result in substantial costs and harm its reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of its business. In addition, intellectual property litigation or claims could force Federal-Mogul to do one or more of the following:

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

In the event of an adverse determination in an intellectual property suit or proceeding, or Federal-Mogul’s failure to license essential technology, Federal-Mogul’s sales could be harmed and its costs could increase, which could materially adversely affect its business, financial condition and results of operations.

Metals

The principal markets served by our scrap metals business are highly competitive. We may have difficulty competing with companies that have a lower cost structure than ours.

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

Our scrap metals business may be adversely affected by increases in steel imports into the United States, which will have an adverse impact on domestic steel production and a corresponding adverse impact on the demand for scrap metals domestically. Additionally, our scrap metals business could be negatively affected by strengthening in the U.S. dollar or increased freight costs which could negatively impact export sales and a stronger U.S. dollar could also attract imports of scrap or scrap substitutes, reducing demand for our scrap metals.

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

As part of our scrap metals business we procure scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metals to us. In periods of low industry prices, suppliers may elect to hold scrap to wait for higher prices or intentionally slow their scrap collection activities. If a substantial number of scrap suppliers cease selling scrap metals to us, our scrap metals business could be materially and adversely affected. In addition, a slowdown of industrial production in the United States would reduce the supply of industrial grades of scrap metal to the scrap metals recycling industry, resulting in our scrap metals business having less scrap to process and market.

Our scrap metals business presents significant risk of injury or death.

Because of the heavy industrial activities conducted at our facilities, there exists a risk of serious injury or death to our employees or other visitors notwithstanding the safety precautions we take. Our scrap metals business is subject to regulation by federal, state and local agencies responsible for employee health and safety, including the Occupational Safety and Health Administration. While we have in place policies to minimize such risks, we may nevertheless be unable to avoid material liabilities for any death or injury that may occur in the future and these types of incidents may have a material adverse effect on our scrap metals business.

Our scrap metals business is subject to stringent regulations, particularly under applicable environmental laws.

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

Such laws and regulations also require manifests to be completed and delivered in connection with any shipment of prescribed materials so that the movement and disposal of such materials can be traced and the persons responsible for any mishandling of such materials identified. Regulatory requirements may also be imposed as conditions of operating permits or licenses both initially and upon renewal or modification. As part of our scrap metals business, we must properly remove, handle, recycle or dispose of waste materials or incur liability. Transportation, transfer, storage and disposal of waste are difficult and accidents may occur. These laws and regulations are stringent and are likely to become more stringent. Existing and new laws and regulations may require our scrap metals business to modify, supplement, replace or curtail its operating methods or to modify or replace facilities or equipment at costs that may be substantial without any corresponding increase in revenues.

Hazardous substances are present in some of the processing, transfer and storage facilities owned or leased by our scrap metal business and landfill facilities used by our scrap metals business. Remediation may be required at these sites at substantial cost. We cannot assure you that the ultimate cost and expense of corrective action will not substantially exceed any reserves and have a material adverse impact on our scrap metals business. In addition, governments have from time to time required companies to remediate sites where materials were properly disposed because those governments have instituted higher standards.

We are required to obtain, and must comply with, various permits and licenses to conduct our scrap metals business. Failure to obtain or violations of any permit or license, if not remedied, could result in our incurring substantial fines, suspension of our scrap metals business or closure of a site. Further, our scrap metals business is conducted primarily outdoors and as such, depending on the nature of the ground cover, involves the risk of releases of wastes and other regulated materials to the soil and, possibly, to groundwater. From time to time, as part of our continuous improvement programs, we incur costs to improve environmental control systems.

Our scrap metals business may be subject to public opposition and adverse publicity that could delay or limit our scrap metals development and expansion.

A high level of public concern exists over industrial by-products recovery operations, including the location and operation of transfer, processing, storage and disposal facilities and the collection, processing or handling of industrial by-products and waste materials, particularly hazardous materials. Zoning, permit and licensing applications and proceedings and regulatory enforcement proceedings are all matters open to public scrutiny and comment. As a result, from time to time, our scrap metals business may be subject to citizen opposition and adverse publicity that may have a negative effect on operations and delay or limit the expansion and developing of operating properties, and could have a material adverse effect on our scrap metals operation.

The economic downturn could substantially reduce the demand for our products.

Our scrap metals business is substantially dependent upon the overall economic conditions in the United States and other global markets. The economic climate could substantially decrease the demand for our scrap metals products and adversely affect our scrap metals business. Ferrous and non-ferrous scrap has been historically vulnerable to significant declines in consumption and product pricing during prolonged periods of economic downturn. The downturn in the construction, auto, industrial equipment and other industries could adversely affect the sales and profitability of our scrap metals business.

We may be unable to obtain adequate environmental insurance.

Our scrap metals business is subject to potential liability for personal injuries and property damage caused by releases of hazardous substances and for remediation of risks posed by hazardous substances. Consistent with industry trends, we may be unable to obtain an adequate amount of environmental impairment insurance for our scrap metals business at a reasonable premium to cover liability to third persons for environmental damage. Accordingly, if our scrap metals business were to incur liability for environmental damage either not provided for under such coverage or in excess of such coverage, our scrap metals business could be materially or adversely affected.

Real Estate

The economic downturn may continue to have a more adverse effect on the residential real estate market than on other industries and its recovery may lag behind the economy as a whole.

Our residential development sales activity slowed considerably in 2008, particularly for our Florida properties. The current inventory of unsold new homes in Florida is higher than in the country as a whole. Sales of our vacation properties in New Seabury, Massachusetts and Florida rely heavily on favorable credit markets and a robust economy. To the extent current conditions continue, the value of these properties may continue to decline. We cannot assure that we will be able to recoup our investments.

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

The bankruptcy or insolvency of tenants in our retail, industrial and office properties may adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy. A court, however, may authorize a tenant to reject or terminate its lease with us. We may also incur additional vacancy and other re-tenanting expense.

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

As of December 31, 2008, we owned approximately 67.7% of the outstanding shares of common stock and 100% of the preferred stock of WPI. As a result of a decision of the U.S. District Court for the Southern District of New York reversing certain provisions of the Bankruptcy Court order pursuant to which we acquired our ownership of a majority of the common stock of WPI, the proceedings in the Bankruptcy Court on remand and the proceedings filed in the Court of Chancery in the State of Delaware, our percentage of the outstanding shares of common stock of WPI could be reduced to less than 50% and perhaps substantially less and our ownership of the preferred stock of WPI could also be affected.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2008 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through December 31, 2008. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and if so our financial statements could be materially different than as presented as of December 31, 2008, December 31, 2007 and for the years ended December 31, 2008, 2007 and 2006.

We cannot assure you that WPI will be able to operate profitably.

WPI operated at a loss during fiscal 2008, and we expect that WPI will continue to operate at a loss during the fiscal year ending December 31, 2009. We cannot assure you that it will be able to operate profitably in the future.

The loss of any of WPI’s large customers could have an adverse effect on WPI’s business.

During fiscal 2008, WPI’s two largest customers accounted for approximately 26% of its net sales. Other retailers have indicated that they intend to significantly increase their direct sourcing of home fashion products from foreign sources. The loss of any of WPI’s largest accounts, or a material portion of sales to those accounts, would have an adverse effect upon WPI’s business, which could be material.

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

To improve WPI’s competitive position, WPI intends to continue to significantly reduce its cost of goods sold by restructuring some of its remaining operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower-cost overseas facilities and vendors. There is no assurance that WPI will be successful in its continuing restructuring efforts, the failure of which could adversely impact WPI’s profitability and ability to compete effectively.

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

The retail industry in the United States is highly competitive and subject to the various economic cycles of consumer demand. WPI is subject to the retailers’ demand for products as manifest by underlying consumer spending.

Retailers of consumer goods are dependent upon consumer spending. In turn, consumer spending is broadly a function of the overall economic environment. Given the weaknesses, both in the overall economy and of comparable retail store sales, the level of consumer retail spending for home textile products is likely to decline, which would have an adverse impact on WPI’s business and financial results.

WPI may incur adverse financial consequences if its retail store customers experience adverse financial results.

To the extent that WPI’s retail store company customers are faced with financial difficulties due to weakened consumer demand, depending upon the amount of business that WPI does with any such customer, WPI’s financial results may be adversely affected. This adverse impact could arise out of the potential recoverability of a receivable from a financially impaired retail store customer or from this customer doing less business with WPI. WPI believes it maintains adequate receivable reserves for specifically known events and an overall general provision for unknown circumstances. However, depending upon the magnitude of any future unknown event, these reserves may or may not be sufficient.

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

We have entered into a covered affiliate agreement, pursuant to which we (and certain of our subsidiaries) have agreed, in general, to be bound by certain restrictions on our investments in any assets that the General Partners deem suitable for the Private Funds, other than government and agency bonds, cash equivalents and investments in non-public companies. We and our subsidiaries will not be restricted from making investments in the securities of certain companies in which Mr. Icahn or companies he controlled had an interest in as of the date of the initial launch of the Private Funds, and companies in which we had an interest as of the date of the acquisition on August 8, 2007 of our Investment Management business. We and our subsidiaries, either alone or acting together with a group, will not be restricted from (i) acquiring all or any portion of the assets of any public company in connection with a negotiated transaction or series of related negotiated transactions or (ii) engaging in a negotiated merger transaction with a public company and, pursuant thereto, conducting and completing a tender offer for securities of the company.

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

Item 2. Properties

Automotive

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. Federal-Mogul had 219 manufacturing/technical centers, distribution and sales and administration office facilities world wide at December 31, 2008. Approximately 48% of the facilities are leased; the majority of which are distribution, warehouse, sales and administration offices. Federal-Mogul owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing/technical centers	47	51	23	121
Distribution centers and warehouses	14	12	30	56
Sales and administration offices	12	10	20	42
	73	73	73	219

The facilities range in size from approximately 100 square feet to 1.1 million square feet. Federal-Mogul’s management believes substantially all of Federal-Mogul’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

Metals

PSC Metals is headquartered in Mayfield Heights, Ohio and as of December 31, 2008, operates 31 yards, two mill service operations and two secondary products storage centers. PSC Metals’ facilities are strategically located in high volume scrap markets throughout the upper Midwestern and Southeastern United States, placing PSC Metals in proximity to both suppliers and consumers of scrap metals. A secondary products storage center is located in Smithville, Ontario.

Real Estate

Our Real Estate segment is headquartered in White Plains, New York. As of December 31, 2008, our Real Estate segment owned 31 retail, office and industrial properties, the majority of which are net leased to single corporate tenants. These primarily consist of fee and leasehold interests in 14 states. Approximately 87% of these properties are currently net-leased, 6.5% are operating properties and 6.5% are vacant as of December 31, 2008.

We own, primarily through our subsidiary, Bayswater Development LLC, residential development properties. Bayswater, a real estate investment, management and development company, focuses primarily on the construction and sale of single-family houses, multi-family homes and lots in subdivisions and planned communities and raw land for residential development.

Our residential development properties consist of our New Seabury Resort in Cape Cod, Massachusetts and the waterfront communities of Grand Harbor and Oak Harbor in Vero Beach, Florida. These communities include properties in various stages of development. We also own 400 acres of developable land adjacent to Grand Harbor.

At our New Seabury Resort we operate a golf club, with two championship golf courses, the Popponesset Inn, a private beach club, a fitness center and a tennis facility.

We also own three golf courses, a tennis complex, fitness center, beach club and clubhouses and an assisted living facility located adjacent to the Intercoastal Waterway in Vero Beach, Florida.

Home Fashion

WPI is headquartered in New York, New York. WPI’s properties are indirectly owned or leased through its subsidiaries. Its properties include approximately 85,425 square feet of leased office, showroom and design space in New York, New York. WPI leases approximately 35,424 square feet elsewhere for other administrative, storage and office space.

WPI owns and operates three manufacturing facilities located in Alabama, Florida and Maine which contain, in the aggregate, approximately 554,000 square feet and also owns a manufacturing facility in Bahrain containing approximately 833,000 square feet. The facility is located on land leased from the Kingdom of Bahrain under various long-term leases. WPI leases and operates two manufacturing facilities located in Florida and North Carolina, which contain, in the aggregate, approximately 237,000 square feet. In fiscal 2008, WPI closed the remaining Valley, Alabama bath facilities. Five manufacturing facilities remain after these closures, four in the United States and one in Bahrain.

WPI owns and operates four distribution centers and warehouses for its operations located in Alabama, Florida, Maine and North Carolina, which contain, in the aggregate, approximately 1.6 million square feet and also owns a distribution facility in Bahrain containing approximately 63,000 square feet. The facility is located on land leased from the Kingdom of Bahrain under various long-term leases. WPI leases and operates one warehouse in North Carolina, containing approximately 280,000 square feet of floor space. In fiscal 2008, WPI closed the distribution centers located in Valley and Abbeville, Alabama.

Item 3. Legal Proceedings.

We are from time to time party to various legal proceedings arising out of our businesses. We believe, however, that other than the proceedings discussed below, there are no proceedings pending or threatened against us which, if determined adversely, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Total environmental reserves were $26 million at December 31, 2008 and are included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet. Federal-Mogul believes that such accrual will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations and financial condition could be materially affected. At December 31, 2008, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded to be $69 million.

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

WPI Litigation

Federal Proceedings

In November and December 2005, the U.S. District Court for the Southern District of New York, or the District Court, rendered a decision in Contrarian Funds LLC v. WestPoint Stevens, Inc. et al., and issued orders reversing certain provisions of the Bankruptcy Court order, or the Sale Order, pursuant to which we acquired our ownership of a majority of the common stock of WPI. WPI acquired substantially all of the assets of WPS. The District Court remanded to the Bankruptcy Court for further proceedings.

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

Each of the parties filed a notice of appeal with the United States Court of Appeals for the Second Circuit. As part of that appeal, the parties have the right to raise issues relating to the District Court’s November 2005 opinion, and the Orders entered thereon, as well as issues relating to the October 9th Order. Briefing has been completed on the appeal, oral argument was heard on November 14, 2008, and we await the court’s decision.

Delaware Proceedings

On October 3, 2007, the Court of Chancery of the State of Delaware in and for New Castle County, or the Chancery Court, issued a Limited Status Quo Order, or the Order, in Beal Bank, S.S.B., et al. v. WestPoint International, Inc. et al., in connection with the complaint filed on January 19, 2007, as amended, by Beal Bank, S.S.B. and certain creditors of WPS collectively, the Plaintiffs. The Order required that WPI and subsidiaries seek a further court order, obtain consent or give notice before engaging in certain actions. On October 15, 2007, the Chancery Court issued a Modified Limited Status Quo Order, or the Modified Order, modifying certain provisions of the prior order to permit WPI and its subsidiaries to conduct ordinary course of business activities without further notice, consent, or order, including (i) ordinary course of business sales and purchases provided any particular transaction does not exceed $20,000,000 and (ii) transfers of excess inventory, unused equipment and/or unused real property to an unrelated third party provided the sale price for any particular real property transaction does not exceed $30,000,000.

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

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2008 and WPI’s results of operations for the period the date of acquisition (August 8, 2005) through December 31, 2008. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different than those presented for all periods presented.

National Energy Group, Inc.

National Energy Group, Inc., or NEGI, was informed that on February 1, 2008 a purported stockholder derivative and class action lawsuit styled Andrew T. Berger v. Icahn Enterprises LP, et al. (Case No. 3522-VCS) was filed in the Delaware Court of Chancery against NEGI, as a nominal defendant, Icahn Enterprises and various individuals, including one of our current directors, as additional defendants. We indirectly beneficially own 50.1% of the NEGI’s outstanding common stock. The complaint alleges, among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s previously announced November 21, 2006 sale to NEG Oil & Gas LLC, or NEG Oil & Gas, of NEGI’s former unconsolidated non-controlling 50% limited liability company interest in NEG Holding LLC, or NEG Holding, as a result of the exercise by NEG Oil & Gas of its contractual redemption option under the operating agreement governing NEG Holding.

Since the redemption of NEGI’s former interest in NEG Holding, NEGI has had no business operations and its principal assets consist of its cash and short-term investment balances, which currently aggregate $48 million. On March 14, 2008, the shareholders voted to approve the liquidation and dissolution of NEGI. NEGI filed a Form 15 with the SEC on March 26, 2008 deregistering its securities under the Exchange Act. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, we cannot predict the outcome of the litigation on us or on our interest in NEGI.

PSC Metals

Environmental Matters

PSC Metals is subject to a variety of federal, state and local environmental, health and safety laws and regulations and the cost of complying, or PSC Metals’ failure to comply with such requirements may have a material adverse effect on its business, financial condition and results of operations. These laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. Such laws and regulations expose PSC Metals to liability for the environmental condition of its current facilities, and also may expose PSC Metals to liability for the conduct of others or for PSC Metals’ actions that were in compliance with all applicable laws at the time these actions were taken. To the best of its knowledge, PSC Metals believes that it is currently in compliance with all such laws and regulations and intends to remain in compliance in the future. Despite its best intentions to comply at all times, however, PSC Metals may from time to time be unknowingly exposed to certain liabilities, the result of which would cause PSC Metals not to comply with certain laws and regulations. The cost of complying with these requirements may also increase substantially in future years. If PSC Metals violates or fails to comply with these requirements, PSC Metals could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on PSC Metals’ business.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24 million at December 31, 2008 and 2007. Management believes, based on past experience that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

PSC Metals has been named as a potentially responsible or liable party under U.S. federal and state superfund laws in connection with various sites. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on its review, PSC Metals has estimated its liability to remediate these sites to be immaterial at December 31, 2008 and December 31, 2007. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may differ from current estimates. As additional information becomes available, estimates are adjusted. It is possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter estimates and necessitate the recording of a change in liabilities, which could be material. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a potentially responsible party at additional sites. The impact of such future events cannot be estimated at the current time.

Other

In the ordinary course of business, we, our subsidiaries and other companies in which we invest are parties to various legal actions. In management’s opinion, the ultimate outcome of such legal actions will not have a material effect on our consolidated financial statements taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

Our depositary units are traded on the New York Stock Exchange, or NYSE, under the symbol “IEP.” The range of high and low sales prices for the depositary units on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal) for each quarter from January 1, 2007 through December 31, 2008 is as follows:

Quarter Ended:	High	Low	Distributions Per Depositary Unit
March 31, 2007	$128.69	$86.92	$0.10
June 30, 2007	117.25	84.68	0.15
September 30, 2007	120.71	87.25	0.15
December 31, 2007	134.00	117.10	0.15
March 31, 2008	133.56	79.25	0.25
June 30, 2008	96.02	70.00	0.25
September 30, 2008	69.00	38.40	0.25
December 31, 2008	50.00	20.75	0.25

As of December 31, 2008, there were approximately 11,000 record holders of our depositary units.

There were no repurchases of our depositary units during fiscal 2008 or fiscal 2007.

Distributions

During fiscal 2008, we paid four quarterly distributions to holders of our depositary units of $0.25 per unit.

On February 23, 2009 the board of directors of Icahn Enterprises GP approved a quarterly cash distribution of $0.25 per unit on its depositary units payable in the first quarter of fiscal 2009. The distribution is payable on March 30, 2009 to depositary unitholders of record at the close of business on March 16, 2009.

The declaration and payment of distributions is reviewed quarterly by Icahn Enterprises GP’s board of directors based upon a review of our balance sheet and cash flow, the ratio of current assets to current liabilities, our expected capital and liquidity requirements, the provisions of our partnership agreement and provisions in our financing arrangements governing distributions, and keeping in mind that limited partners subject to U.S. federal income tax have recognized income on our earnings even if they do not receive distributions that could be used to satisfy any resulting tax obligations. The payment of future distributions will be determined by the board of directors quarterly, based upon the factors described above and other factors that it deems relevant at the time that declaration of a distribution is considered. Payments of distributions are subject to certain restrictions. There can be no assurance as to whether or in what amounts any future distributions might be paid.

As of March 2, 2009, there were 74,775,597 depositary units and 12,502,254 preferred units outstanding. Our preferred units trade on the NYSE under the new symbol “IEP-P.” The preferred units represent limited partner interests in Icahn Enterprises and have certain rights and designations, generally as follows. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions payable solely in additional preferred units, at a rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference of the unit) payable annually on March 31 of each year, each referred to as a payment date.

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

On March 28, 2008, we distributed to holders of record of our preferred units as of March 14, 2008, 595,181 additional preferred units. Pursuant to the terms of the preferred units, on February 23, 2009, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution will be paid on March 31, 2009 to holders of record as of March 17, 2009. On February 23, 2008, the board of directors approved an increase in the number of authorized preferred units to 14,100,000.

Each depositary unitholder will be taxed on the unitholder’s allocable share of our taxable income and gains and, with respect to preferred unitholders, accrued guaranteed payments, whether or not any cash is distributed to the unitholder.

Item 6. Selected Financial Data.

The following table contains our selected historical consolidated financial data, which should be read in conjunction with our consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this annual report on Form 10-K. The selected historical consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 have been derived from our audited consolidated financial statements at those dates and for those periods, contained elsewhere in this annual report on Form 10-K. The selected historical consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 have been derived from our audited consolidated financial statements at those dates and for those periods, not contained in this annual report on Form 10-K, as adjusted retrospectively for certain reclassifications of our real estate segment as held and used.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Millions, Except Per Unit Amounts)
Statement of Operations Data:
Total revenues	$5,027	$2,491	$3,006	$1,528	$855
(Loss) income from continuing operations	$(528)	$219	$311	$54	$156
Income from discontinued operations, net of income taxes	485	89	797	28	108
Net (loss) earnings	$(43)	$308	$1,108	$82	$264
Net (loss) earnings attributable to:
Limited partners	$(57)	$103	$507	$(21)	$131
General partner	14	205	601	103	133
Net earnings	$(43)	$308	$1,108	$82	$264
Basic and Diluted Earnings (Loss) per LP Unit:
(Loss) income from continuing operations	$(7.84)	$0.24	$0.02	$(0.87)	$0.53
Income from discontinued operations	7.04	1.34	8.20	0.50	2.31
Basic and diluted (loss) earnings per LP unit	$(0.80)	$1.58	$8.22	$(0.37)	$2.84
Weighted average LP units outstanding	71	65	62	54	46
Other Financial Data:
EBITDA(1)	$786	$545	$1,464	$376	$439
Adjusted EBITDA(1)	837	483	1,452	437	448
Cash distributions declared, per LP Unit	1.00	0.55	0.40	0.20	—

	December 31,
	2008	2007	2006	2005	2004
	(In Millions)
Balance Sheet Data:
Cash and cash equivalents	$2,612	$2,113	$1,884	$367	$787
Investments	254	512	701	817	351
Property, plant and equipment, net	2,878	533	555	517	620
Total assets	18,815	12,434	9,280	7,257	3,056
Debt	4,571	2,041	953	918	752
Preferred limited partner units	130	124	118	112	107
Partners' equity	2,398	2,313	2,832	1,738	1,787

(1)	EBITDA represents earnings before interest expense, income tax (benefit) expense and depreciation, depletion and amortization. We define Adjusted EBITDA as EBITDA excluding the effect of unrealized losses or gains on derivative contracts. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies that have issued debt, many of which present EBITDA and Adjusted EBITDA when reporting their results. We present EBITDA and Adjusted EBITDA on a consolidated basis, net of the effect of non-controlling interests, however we conduct substantially all of our operations through subsidiaries. The operating results of our subsidiaries may not be sufficient to make distributions to us. In addition, our subsidiaries are not obligated to make funds available to us for payment of our indebtedness, payment of distributions on our depositary units or otherwise, and distributions and intercompany transfers from our subsidiaries to us may be restricted by applicable law or covenants contained in debt agreements and other agreements to which these subsidiaries currently may be subject or into which they may enter into in the future. The terms of any borrowings of our subsidiaries or other entities in which we own equity may restrict dividends, distributions or loans to us.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States, or U.S. GAAP. For example, EBITDA and Adjusted EBITDA:

•	do not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;
•	do not reflect changes in, or cash requirements for, our working capital needs; and
•	do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt.

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

The following table reconciles net earnings to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net (loss) earnings	$(43)	$308	$1,108	$82	$264
Interest expense	273	171	143	105	68
Income tax expense (benefit)	308	27	39	31	(1)
Depreciation, depletion and amortization	248	39	174	158	108
EBITDA	786	545	1,464	376	439
Unrealized (gains) losses on derivative contracts	51	(62)	(12)	61	9
Adjusted EBITDA	$837	$483	$1,452	$437	$448

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

(1)	Overview
•	Introduction
•	Acquisition of Controlling Interest in Federal-Mogul Corporation
•	Divestiture
•	Declaration of Distribution on Depositary Units
(2)	Results of Operations
•	Overview
•	Consolidated Financial Results of Continuing Operations
•	Investment Management
•	Automotive
•	Metals
•	Real Estate
•	Home Fashion
•	Holding Company
•	Interest Expense and Non-Controlling Interests — Automotive, Holding Company and Other
•	Income Taxes
•	Discontinued Operations
(3)	Liquidity and Capital Resources
•	Holding Company
•	Consolidated Cash Flows
•	Borrowings
•	Contractual Commitments
•	Off-Balance Sheet Arrangements
•	Discussion of Segment Liquidity and Capital Resources
•	Investment Management
•	Automotive
•	Metals
•	Real Estate
•	Home Fashion
•	Discontinued Operations
•	Distributions
(4)	Critical Accounting Policies and Estimates
(5)	Recently Issued Accounting Pronouncements
(6)	Forward-Looking Statements

The following discussion is intended to assist you in understanding our present business and results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2008, affiliates of Mr. Icahn owned 68,644,590 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.8% and 86.5% of our outstanding depositary units and preferred units, respectively.

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

In accordance with United States generally accepted accounting principles, or U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis.

Variations in the amount and timing of gains and losses on our investments can be significant. The results of our Real Estate and Home Fashion segments are seasonal while our Automotive segment is moderately seasonal.

Acquisition of Controlling Interest in Federal-Mogul Corporation

As described below, on July 3, 2008, Icahn Enterprises consummated the acquisition of a majority interest in Federal-Mogul Corporation, or Federal-Mogul. Federal-Mogul is a leading global supplier of parts, components, modules and systems to customers in the automotive, small engine, heavy-duty, marine, railroad, aerospace and industrial markets. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly owned subsidiaries or partially owned joint ventures, organized into five product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment manufacturers, or OEM, and replacement parts (referred to as aftermarket) applications, including engine bearings, pistons, piston rings, piston pins, ignition products, fuel products, cylinder liners, valve seats and guides, sealing products, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, lighting, wiper and steering products. Federal-Mogul’s principal customers include most of the world’s OEMs of vehicles and industrial products and aftermarket retailers and wholesalers.

The predecessor to Federal-Mogul, or the Predecessor Company, and all of its then-existing wholly owned U.S. subsidiaries filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code, or the Bankruptcy Code, with the United States Bankruptcy Court for the District of Delaware, or the Bankruptcy Court. On October 1, 2001 (referred to as the Petition Date), certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, referred to as the Debtors) also filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order, or the Confirmation Order, confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified)

(referred to as the Plan) and entered Findings of Fact and Conclusions of Law regarding the Plan (referred to as the Findings of Fact and Conclusions of Law). On November 14, 2007, the United States District Court for the District of Delaware, entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007 (referred to as the Effective Date), the Plan became effective in accordance with its terms. On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continued to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed Federal-Mogul Corporation (also referred herein as Federal-Mogul or the Successor Company).

On July 3, 2008, pursuant to a stock purchase agreement with Thornwood Associates Limited Partnership, or Thornwood, and Thornwood’s general partner, Barberry Corp, or Barberry, we acquired a majority interest in Federal-Mogul for an aggregate price of $862,750,000 (or $17.00 per share, which represented a discount to Thornwood’s purchase price of such shares). Thornwood and Barberry are wholly owned by Mr. Carl C. Icahn. Prior to our majority interest acquisition of Federal-Mogul, Thornwood owned an aggregate of 75,241,924 shares of stock of Federal-Mogul, or Federal-Mogul Shares. Thornwood had acquired such shares as follows: (i) 50,100,000 Federal-Mogul Shares pursuant to the exercise of two options on February 25, 2008 acquired in December 2007 from the Federal-Mogul Asbestos Personal Injury Trust; and (ii) 25,141,924 Federal-Mogul Shares pursuant to and in connection with Federal-Mogul’s Plan of Reorganization under Chapter 11 of the United States Code, which became effective on December 27, 2007.

On December 2, 2008, we acquired an additional 24,491,924 of Federal-Mogul Shares from Thornwood, which represented the remaining Federal-Mogul Shares owned by Thornwood. As a result of this transaction, we beneficially own 75,241,924 Federal-Mogul Shares, or 75.7% of the total issued and outstanding capital stock of Federal-Mogul. In consideration of the acquisition of the additional Federal-Mogul Shares, we issued to Thornwood 4,286,087 (or $153 million based on the opening price of $35.60 on our depositary units on December 2, 2008) fully paid and non-assessable depositary units representing our limited partner interests.

Each of the acquisitions was approved by the audit committee of the independent directors of Icahn Enterprises GP. The audit committee was advised by its own legal counsel and independent financial advisor with respect to the transaction. The audit committee received an opinion from its financial adviser as to the fairness to us, from a financial point of view, of the consideration paid.

Divestiture

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC, or ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of $472 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit $1.2 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Internal Revenue Code, or the Code. During the third quarter of fiscal 2008, we invested $465 million of the gross proceeds to purchase two net leased properties within our Real Estate segment, resulting in a deferral of $103 million in taxes. The balance of the escrow accounts was subsequently released.

Declaration of Distribution on Depositary Units

On February 23, 2009, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2009. The distribution will be paid on March 30, 2009, to depositary unitholders of record at the close of business on March 16, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Overview

A summary of the significant developments for fiscal 2008 is as follows:

•	Consummation of the sale of ACEP on February 20, 2008 for $1.2 billion, realizing a gain of $472 million, after taxes of $260 million;
•	Investment of $465 million of the gross proceeds in a Code Section 1031 Exchange transaction related to the sale of ACEP with the purchase of two net leased properties within our Real Estate segment, resulting in a deferral of $103 million in taxes;
•	The inclusion of $5.7 billion of revenues from our Automotive segment for the period March 1, 2008 through December 31, 2008. Additionally, our Automotive segment results for the period March 1, 2008 through December 31, 2008 included total asset impairment charges aggregating $434 million, of which $222 million related to goodwill and $130 related to other indefinite-lived intangible assets. These charges were principally attributable to significant decreases in forecasted future cash flows as Federal-Mogul adjusts to the known and anticipated changes in industry volumes;
•	Increased net sales from the Metals segment of $405 million for fiscal 2008 as compared to fiscal 2007, resulting from an increase in the average selling price of ferrous scrap, increased volume of shipped ferrous production and the inclusion of financial results of acquisitions made during fiscal 2007 and early fiscal 2008;
•	Loss from continuing operations from the Investment Management segment of $335 million during fiscal 2008 resulting from investment losses from the Private Funds which were primarily affected by the decline in the value of the Private Funds’ largest equity positions; and
•	Reduced net sales from the Home Fashion segment of $258 million for fiscal 2008 as compared to fiscal 2007 due to the weak home textile retail environment and the elimination of unprofitable programs.

A summary of the significant developments for fiscal 2007 is as follows:

•	The acquisition of the Investment Management business on August 8, 2007 for an initial consideration of 8,632,679 of our depositary units, valued at $810 million;
•	The acquisition of PSC Metals from Philip Services Corporation, or Philip, on November 5, 2007 for a total consideration of $335 million in cash;
•	An increase in the Investment Management segment’s AUM of $3.5 billion compared to December 31, 2006;
•	The issuance of $500 million of additional 7.125% senior unsecured notes in January 2007;
•	The issuance of $600 million of variable rate notes in April 2007;
•	The sale of our position in common stock of SandRidge Energy, Inc., or SandRidge, for total cash consideration of $243 million in April 2007;
•	Income from continuing operations from our Investment Management segment of $170 million due to overall positive returns of the Private Funds despite broad, volatile market conditions in fiscal 2007; and
•	The continued restructuring efforts of WPI, including the closure of all of WPI’s retail stores and related inventory disposal. WPI recorded a charge of $14 million related to this restructuring effort, which is included in discontinued operations.

Consolidated Financial Results of Continuing Operations

The following table summarizes revenues and income from continuing operations for each of our segments (in millions of dollars):

	Revenues(1) Year Ended December 31,
	2008	2007	2006
Investment Management	$(2,783)	$588	$1,104
Automotive(2)	5,727	—	—
Metals	1,243	834	715
Real Estate	103	113	137
Home Fashion	438	706	898
Holding Company	299	250	152
Total	$5,027	$2,491	$3,006

	Income (Loss) From Continuing Operations Year Ended December 31,
	2008	2007	2006
Investment Management	$(335)	$170	$260
Automotive(2)	(350)	—	—
Metals	66	42	51
Real Estate	14	14	25
Home Fashion	(55)	(84)	(71)
Holding Company	132	77	46
Total	$(528)	$219	$311

(1)	Revenues include interest, dividends, other income and gain on extinguishment of debt.
(2)	Automotive segment results are for the period March 1, 2008 through December 31, 2008.

Investment Management

Overview

On August 8, 2007, we acquired the general partnership interests in Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (and, together with the Onshore GP, being referred to herein as the General Partners), acting as general partners of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below) . We also acquired the general partnership interest in Icahn Capital Management LP, or New Icahn Management, a Delaware limited partnership. Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds (as defined below). Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund L.P., (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

The Offshore GP also acts as general partner of certain funds formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds and, together with the Investment Funds, are referred to herein as the Private Funds.

Globally markets were down approximately 40% in fiscal 2008. We believe that the factors that contributed to the distressed market conditions during fiscal 2008 included, but were not limited to, constrained credit markets, de-leveraging by global financial institutions and a global recession. These conditions contributed to price volatility and declining asset values which negatively impacted the Private Funds’ performance, particularly during the second half of fiscal 2008. The majority of the Private Funds’ losses came from two core equity positions, Motorola Inc., or Motorola, and Yahoo!, which declined more than the global equity markets, as well as the Private Funds’ long credit exposures. We expect fiscal 2009 to present opportunities for capitalizing on distressed investing.

As of January 1, 2009, we invested an additional $250 million in the Private Funds. For a more detailed description of how global economic and financial market conditions can materially affect our performance, see “Item 1A. Risk Factors — Risks Related to Our Business — Investment Management.”

Revenues

The Investment Management segment derives revenues from three sources: (1) special profits interest allocations (and prior to January 1, 2008, management fees); (2) incentive allocations, and (3) gains and losses from our investments in the Private Funds.

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

Effective January 1, 2008, the management agreements were terminated resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees. In addition, the limited partnership agreements of the Investment Funds, or the Investment Fund LPAs, were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the Private Funds the administrative and back office services that were formerly provided by New Icahn Management (referred to herein as the Services) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations (as further discussed below) from the Investment Funds. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital LP, or Icahn Capital. Icahn Capital is the general partner of Onshore GP and Offshore GP.

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

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return thereon) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the entire Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will never receive it.

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

All of the special profits interest allocations (effective January 1, 2008), substantially all of the management fees (prior to January 1, 2008) from certain consolidated entities and all of the incentive allocations are eliminated in consolidation; however, our share of the net income from the Private Funds includes the amount of these eliminated fees and allocations.

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

The General Partners and their affiliates also earn income (or are subject to losses) through their investments in the Investment Funds. Icahn Enterprises Holdings earns income (or is subject to losses) through its investment in the Investment Funds. In both cases the income or losses consist of realized and unrealized gains and losses on investment activities along with interest, dividends and other income.

AUM and Fund Performance

The table below reflects changes to AUM for the years ended December 31, 2008, 2007 and 2006. The end-of-period balances represent total AUM, including any accrued special profits interest allocations (and prior to January 1, 2008, deferred management fees) and any incentive allocations and our own investments in the Private Funds as well as investments of other affiliated parties who have not been charged special profits interest allocations (and prior to January 1, 2008, management fees) or incentive allocations for the periods presented (in millions of dollars)

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of period	$7,511	$4,020	$2,647
Net (out-flows) in-flows	(274)	3,005	332
(Depreciation) appreciation	(2,869)	486	1,041
Balance, end of period	$4,368	$7,511	$4,020
Fee-paying AUM	$2,374	$5,050	$3,193

For the year ended December 31, 2008, we, along with affiliates of Carl C. Icahn, invested a net amount of $510 million in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. These amounts are included in the net outflows for the year ended December 31, 2008.

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return(1) for the Years Ended December 31,
	2008	2007	2006
Private Funds	-35.6%	12.3%	37.8%

(1)	These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any special profits interest allocations (and prior to January 1, 2008, management fees) but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was -35.6% for fiscal 2008. During fiscal 2008, losses were primarily a result of the decline in the Private Funds’ holdings of Yahoo! and Motorola as well as the Private Funds’ long credit exposure. For fiscal 2008, the Private Funds’ short exposure in equity produced gains due to the negative U.S. equity markets. Short exposure to credit contributed gains for fiscal 2008 and overall credit exposure was slightly positive, although such gains were offset by long credit exposure.

Current dislocations in the global financial markets and the lack of confidence resulting from unprecedented systemic risks associated with derivative and financial leverage, while providing potential long-term opportunities, may continue to negatively impact the Private Funds’ performance.

The Private Funds’ aggregate gross performance of 12.3% for 2007 was driven by a few core equity positions, including: Anadarko Petroleum Corp., or Anadarko, MedImmune Inc., or MedImmune, and BEA Systems. Additionally, short positions in high-yield credit and the broad U.S. equity markets also added to performance as high-yield spreads widened and the market declined in the last months of the year. However, our long investments in energy more than offset the losses from the energy hedge and, overall, the sector was positive.

The Private Funds’ aggregate gross performance of 37.8% for 2006 was driven by a few core activist positions as well as strong U.S. equity and credit markets. Investments in five positions — Time Warner, Kerr McGee, Lear Corporation, Cigna and KT&G Corporation — were the main drivers of our performance, contributing over 62% of our total profits. Profits were somewhat mitigated by hedged positions in energy and shorts against a few long hotel and retail positions. Volatility was reduced as a result, as is our intent with these short positions.

Equity positions in Yahoo!, Motorola, MedImmune, Anadarko, BEA Systems, Time Warner, Kerr McGee, Lear Corporation, Cigna and KT&G Corporation have been previously disclosed in other filings with the SEC as well as other governmental agencies.

Since inception in November 2004, the Private Funds’ gross returns are 24.0%, representing an annualized rate of return of 5.3% through December 31, 2008, which is indicative of a typical investor who has invested since inception of the Private Funds. Past performance is not necessarily indicative of future results.

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, any special profits interest allocations (and prior to January 1, 2008, management fees), incentive allocations and earnings on investments in the Private Funds are eliminated in consolidation. These eliminations have no impact on our net income, however, as our allocated share of the net income from the Private Funds includes the amount of these eliminated fees and allocations.

The tables below provide a reconciliation of the unconsolidated revenues and expenses of our interest in the General Partners and Icahn Capital (and, for periods prior to January 1, 2008, our interest in the General Partners and New Icahn Management) to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of our interest in the General Partners and Icahn Capital (and, for periods prior to January 1, 2008, our interest in the General Partners and New Icahn Management) without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of any special profits interest allocations (and, prior to January 1, 2008, management fees), incentive allocations and returns on investments in the Private Funds that is attributable to us only. This also includes gains and losses on our direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including us, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Year Ended December 31, 2008
	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Special profit interests allocations	$—		$—	$—	$—
Incentive allocations	—		—	—	—
Net loss from investment activities	(303	)(1)	(3,025)	303	(3,025)
Interest, dividends and other income	—		242	—	242
	(303)		(2,783)	303	(2,783)
Costs and expenses	32		21	—	53
Interest expense	—		12	—	12
	32		33	—	65
Loss from continuing operations before income taxes and non-controlling interests	(335)		(2,816)	303	(2,848)
Income tax expense	—		—	—	—
Non-controlling interests in loss	—		2,787	(274)	2,513
Loss from continuing operations	$(335)		$(29)	$29	$(335)

	Year Ended December 31, 2007
	Icahn Enterprises' Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Management fees	$128		$—	$(117)	$11
Incentive allocations	71		—	(71)	—
Net gain from investment activities	21	(1)	355	(21)	355
Interest, dividends and other income	1		221	—	222
	221		576	(209)	588
Costs and expenses	47		38	—	85
Interest expense	—		15	—	15
	47		53	—	100
Income from continuing operations before income taxes and non-controlling interests	174		523	(209)	488
Income tax expense	(4)		—	—	(4)
Non-controlling interests in income	—		(298)	(16)	(314)
Income from continuing operations	$170		$225	$(225)	$170

	Year Ended December 31, 2006
	Icahn Enterprises' Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Management fees	$82	$—	$(82)	$—
Incentive allocations	190	—	(190)	—
Net gain from investment activities	27	1,031	(27)	1,031
Interest, dividends and other income	—	73	—	73
	299	1,104	(299)	1,104
Costs and expenses	38	32	—	70
Interest expense	—	10	—	10
	38	42	—	80
Income from continuing operations before income taxes and non-controlling interests	261	1,062	(299)	1,024
Income tax expense	(1)	—	—	(1)
Non-controlling interests in income	—	(763)	—	(763)
Income from continuing operations	$260	$299	$(299)	$260

(1)	We made investments aggregating $950 million (of which $700 million was made during fiscal 2007 and $250 million was made during the fourth quarter of fiscal 2008) in the Private Funds for which no special profits interest allocation effective January 1, 2008 (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of December 31, 2008, the total value of this investment is $660 million, with an unrealized loss of $274 million and $16 million for fiscal 2008 and fiscal 2007, respectively. These amounts are reflected in the Private Funds’ net assets and earnings.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

For fiscal 2008, the Target Special Profits Interest Amount was $70 million, net of a hypothetical loss from the Investment Funds and forfeited amounts based on redemptions in full. (See above for further discussion regarding the Target Special Profits Interest Amount.) No accrual for special profits interest allocation was made for fiscal 2008 due to losses in the Investment Funds. The Target Special Profits Interest Amount of

$70 million representing the entire fiscal 2008 Target Special Profits Amount will be carried forward into future periods and will be accrued to the extent that there are sufficient net profits in the Investment Funds during the investment period to cover such amounts. There was no special profits interest allocation for fiscal 2007 because the special profits interest allocations commenced effective January 1, 2008.

There were no management fees in fiscal 2008 as these fees were terminated on January 1, 2008. Management fees were $128 million for fiscal 2007.

There was no incentive allocation to the General Partners in fiscal 2008 as compared to an incentive allocation of $71 million in fiscal 2007. The decrease of $71 million was due to the decline in performance of the Private Funds during fiscal 2008 compared to fiscal 2007 as the Private Funds’ largest core equity positions declined in value. Incentive allocations earned from the Private Funds are accrued on a quarterly basis and are generally allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions).

The net loss from investment activities in fiscal 2008 was $303 million compared to a net gain of $21 million in fiscal 2007 and consists of two components. The first component reflects a net loss of $29 million in fiscal 2008 relating to the decrease in the General Partners’ investment in the Private Funds as a result of the decline in the performance of the General Partners’ investment, compared to a gain of $37 million in fiscal 2007. The second component includes a net investment loss in fiscal 2008 of $274 million as compared to $16 million in fiscal 2007 on the aggregate $950 million invested in the Private Funds by us.

Net realized and unrealized losses of the Private Funds on investment activities were $3.0 billion for fiscal 2008, compared to a gain of $355 million for fiscal 2007. This decrease relates primarily to the decline in performance of the Private Funds during fiscal 2008 caused primarily by the decline in the value of the Private Funds’ largest equity positions.

Interest, dividends and other income increased by $20 million, or 9.0%, to $242 million for fiscal 2008 as compared to the fiscal 2007. The increase was primarily attributable to amounts earned on interest-paying investments.

The General Partners and Icahn Capital’s costs and expenses decreased by $15 million, or 31.9%, to $32 million for fiscal 2008 as compared to fiscal 2007. This decrease is due to a decrease in compensation awards during fiscal 2008 that were primarily tied to the performance of the Investment Funds and unpaid re-invested compensation balances that declined in value.

Private Funds’ costs and expenses, including interest expense, decreased by $20 million, or 37.7%, to $33 million in fiscal 2008 as compared to fiscal 2007. This decrease is primarily attributable to net loss accrued on the deferred management fee payable by the consolidated Offshore Fund.

Non-controlling interests in loss in fiscal 2008 was $2.5 billion as compared to non-controlling interest in income of $314 million in fiscal 2007. This change was due to the decline in performance of the Private Funds during fiscal 2008.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Management fees increased by $46 million, or 56.1%, to $128 million for fiscal 2007 as compared to fiscal 2006. The increase was attributable to increased AUM due mainly to net capital inflows and capital appreciation.

Incentive allocations decreased by $119 million, or 62.6%, to $71 million for fiscal 2007, as compared to fiscal 2006. This decrease relates to the decline in performance of the Private Funds during fiscal 2007. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions).

The net gain from investment activities of $21 million earned by our interests in the Investment Management segment in fiscal 2007 consists of two components. The first reflects a net gain of $37 million relating to the increase in the General Partners’ investment in the Private Funds as a result of earned incentive allocations and the return on the General Partners’ investment. This compares with $27 million in fiscal 2006. The second component includes a net investment loss in fiscal 2007 of $16 million on the original $700 million invested in the Private Funds by us which were primarily made in the fourth quarter of fiscal 2007.

Net realized and unrealized gains of the Private Funds on investment activities were $355 million for fiscal 2007, compared to $1.0 billion for fiscal 2006. This decrease relates to the decline in performance of the Private Funds during fiscal 2007 relating to the economic and market factors discussed above but partially offset by increased AUM.

Interest, dividends and other income increased by $149 million, or 204%, to $222 million for fiscal 2007, as compared to fiscal 2006. The increase was primarily attributable to increases in AUM and the amounts invested in interest-paying investments.

The General Partners and New Icahn Managements’ costs and expenses increased by $9 million, or 23.7%, to $47 million for fiscal 2007, as compared to fiscal 2006. This increase is primarily due to vested compensation awards relating to management fees and earned incentive allocations and the return thereon.

Private Funds’ costs and expenses increased by $11 million, or 26.2%, to $53 million for fiscal 2007 as compared to fiscal 2006. This increase is primarily attributable to increases in financing expenses and interest expense relating to securities sold, not yet purchased and an increase in fees paid to the Private Funds’ administrator that are based on AUM.

Non-controlling interests in income was $314 million for fiscal 2007, as compared to $763 million for fiscal 2006. This decrease was due to the decline in performance of the Private Funds during fiscal 2007 as discussed above.

Automotive

Our Automotive segment consists of Federal-Mogul, a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and industrial, energy and transport markets, including customers in both the OEM market and the aftermarket. Effective July 3, 2008, we acquired a majority interest in Federal-Mogul.

Federal-Mogul believes that its sales are well balanced between OEM and aftermarket as well as domestic and international. During 2008, Federal-Mogul derived 62% of its sales from the OE market and 38% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. Geographically, Federal-Mogul derived 38% of its 2008 sales in North America and 62% internationally. Federal-Mogul is organized into five product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of February 25, 2008 (the effective date of control by Thornwood and, indirectly, by Carl C. Icahn) and thereafter, as a result of our acquisition of a majority interest in Federal-Mogul on July 3, 2008, we consolidated the financial position, results of operations and cash flows of Federal-Mogul. We evaluated the activity between February 25, 2008 and February 29, 2008 and, based on the immateriality of such activity, concluded that the use of an accounting convenience date of February 29, 2008 was appropriate. For comparative purposes, revenues and earnings of Federal-Mogul for the ten months ended December 31, 2007 are provided in the tables and discussion below and are not included in our consolidated results, and exclude income and expenses relating to their emergence from bankruptcy.

The five product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below. Summarized statements of operations and performance data for the Automotive segment for the period March 1, 2008 through December 31, 2008 and 2007 are as follows (in millions of dollars):

	Period March 1 through December 31,
	2008	2007
Net sales	$5,652	$5,822
Cost of sales	4,730	4,820
Gross margin	922	1,002
Expenses:
Selling, general and administrative expenses	709	785
Restructuring and impairment expense	566	103
Total expenses, net	1,275	888
(Loss) income from continuing operations before interest, income taxes, other income (expense), net and non-controlling interests	$(353)	$114

The percentage of Federal-Mogul’s net sales by region for the ten months ended December 31, 2008 and 2007 are listed below.

2008	Ten Months
U.S. and Canada	40%
Europe	46%
Rest of world	14%

2007
U.S. and Canada	42%
Europe	45%
Rest of world	13%

Net Sales

During the first half of fiscal 2008, Federal-Mogul experienced significant sales growth in all regions and business units. Starting during the third quarter of fiscal 2008, North American light vehicle OE production began to lose pace, with significant production declines in both North American and European light vehicle OE production during the fourth quarter. In total, the number of light vehicles produced was 16.4 million in the Americas, 22.4 million in Europe, the Middle East and Africa, or EMEA, and 27.2 million in Asia, compared to 2007 light vehicle production of 18.5 million, 24.0 million and 27.2 million in the Americas, EMEA and Asia, respectively. Federal-Mogul expects continued downward pressure on fiscal 2009 production volumes when compared to the volumes experienced during fiscal 2008.

Net sales decreased by $170 million, or 2.9%, to $5.7 billion for the ten months ended December 31, 2008 as compared to the corresponding prior year period. Decreased OE production in North America and Europe as well as decreased demand in aftermarket resulted in overall sales volume declines, which were partially offset by customer pricing increases and incremental sales resulting from acquisitions. Additionally, approximately 60% of Federal-Mogul’s net sales for the ten months ended December 31, 2008 originated outside the United States; therefore, the weakening of the U.S. dollar, primarily against the euro, resulted in increased reported sales from non-U.S. operations, thereby partially offsetting the overall net sales decrease for the ten months ended December 31, 2008 as compared to the corresponding prior year period.

Gross Margin

Gross margin decreased by $80 million, or 8.0%, to $922 million for the ten months ended December 31, 2008 as compared to the corresponding prior year period. During the period March 1, 2008 through December 31, 2008, our Automotive segment recognized $60 million as additional cost of goods sold which consisted of fair value adjustments based on our purchase of the controlling interest in Federal-Mogul, thereby reducing gross margin by the same amount. Before considering the impact of this one-time inventory charge of $60 million, gross margin would have been 17.4% of net sales as compared to 17.2% in the corresponding prior year period. Improved productivity, net of labor and benefits inflation, lower depreciation of fixed assets revalued in conjunction with the purchase accounting adjustments to fair value, and customer price increases were more than offset by decreased sales volumes and increased costs of materials and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A expenses, decreased by $76 million, or 9.7%, to $709 million for the ten months ended December 31, 2008 as compared to the corresponding prior year period. SG&A expenses were 12.5% and 13.5% of net sales for the ten months ended December 31, 2008 and 2007, respectively. The unfavorable impact of exchange movements increased SG&A expenses which was more than offset by a constant-dollar reduction, primarily due to reduced pension costs and other productivity improvements, net of labor and benefits inflation.

Included in SG&A expense above were research and development, or R&D, costs, including product engineering and validation costs, of $142 million for the ten months ended December 31, 2008 compared to $149 million in the comparable prior year period. As a percentage of OEM sales, research and development was 4% for each of the ten months ended December 31, 2008 and 2007.

Restructuring and Impairment Expenses, Net

Restructuring and impairment expense increased by $463 million to $566 million for the ten months ended December 31, 2008, as compared the corresponding prior year period. The increase is primarily due to impairment charges relating to goodwill and other indefinite-lived intangible assets as discussed below.

Included in restructuring and impairment charges are a total of $434 million related to impairment charges as follows:

Amount
Long-lived tangible assets	$19
Goodwill	222
Other indefinite-lived intangible assets	130
Investments in unconsolidated affiliates	63
$434

Given the complexity of the calculation and the significance of fourth quarter economic activity, Federal-Mogul has not yet completed its annual impairment assessment. Federal-Mogul evaluates its recorded goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, Accounting for Goodwill and Other Intangible Assets, or SFAS No. 142. Based upon the draft valuations and preliminary assessment, our Automotive segment recorded impairment charges of $222 million and $130 million for goodwill and other indefinite-lived intangible assets, respectively, for the period March 1, 2008 through December 31, 2008. To the extent that the finalization of Federal-Mogul’s assessment of goodwill and other indefinite-lived intangible requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of fiscal 2009. These charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The goodwill impairment charge is net of $17 million related to recorded goodwill resulting from our purchase of the controlling interest in Federal-Mogul. This net adjustment was recorded in conjunction with Federal-Mogul’s goodwill impairment as Federal-Mogul’s impairment also impacts our underlying values related to our inventory revaluation and recorded goodwill related to the acquisition. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. Although the annual assessment was conducted as of October 1, 2008, Federal-Mogul incorporated general economic and company specific factors subsequent to this date into its assessment, including updated discount rates, costs of capital, market capitalization of Federal-Mogul, and financial projections, all in order to give appropriate consideration to the unprecedented economic downturn in the automotive industry that continued throughout the fourth quarter of 2008.

The impairment charge is primarily attributable to significant decreases in forecasted future cash flows as Federal-Mogul adjusts to the known and anticipated changes in industry production volumes.

As of December 31, 2008, Federal-Mogul evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment. Due to the economic downturn in the global automotive industry and the related declines in anticipated production volumes, Federal-Mogul concluded that its investments in non-consolidated affiliates were impaired, and an impairment charge of $63 million was recorded as of December 31, 2008.

Federal-Mogul recorded impairment charges of $19 million for the ten months ended December 31, 2008 to adjust definite-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. These impairment charges were primarily related to operating facilities for which Federal-Mogul will announce closures in 2009 as part of its ongoing Restructuring 2009 program. In assessing indications of impairment for its definite-lived assets, Federal-Mogul compares the estimated future cash flows of such assets against their carrying values. Federal-Mogul records impairment amounts by assessing carrying values associated with definite-lived assets such as property, plant and equipment in relation to their estimated net realizable values.

The unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal Mogul’s global workforce by approximately 8,600 positions. Federal-Mogul continues to solidify certain components of this plan, and will announce those components as plans are finalized. For the ten months ended December 31, 2008, Federal-Mogul has recorded $132 million in restructuring charges associated with Restructuring 2009 and other restructuring programs, and expects to incur additional restructuring charges up to $37 million through fiscal 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the costs incurred.

Metals

Our Metals segment is conducted through our wholly owned subsidiary, PSC Metals. PSC Metals completed the acquisitions of substantially all of the assets of four scrap metal recyclers in fiscal 2007 and fiscal 2008. The aggregate purchase price for the acquisitions was $55 million, the most significant of which was $42 million relating to the September 2007 acquisition of substantially all of the assets of WIMCO Operating Company, Inc., a full-service scrap metal recycler in Ohio. The results of operations for yards acquired are reflected in the consolidated results of PSC Metals from the dates of acquisition.

Summarized statements of operations and performance data for PSC Metals for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions, except units of weight):

	Year Ended December 31,
	2008	2007	2006
Net sales	$1,239	$834	$710
Cost of sales	1,102	778	652
Gross profit	137	56	58
Selling, general and administrative expenses	34	18	15
Income from continuing operations before interest, income taxes and other income (expense), net	$103	$38	$43
Ferrous tons sold	1,858	1,707	1,560
Non-ferrous pounds sold	125,140	120,470	114,086

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net sales for fiscal 2008 increased by $405 million, or 48.6%, to a record $1.2 billion as compared to fiscal 2007. This increase was primarily driven by improvement in ferrous revenues during fiscal 2008. Ferrous average pricing was approximately $178 per gross ton higher and ferrous shipments were 151,000 gross tons, or 8.8%, higher in fiscal 2008 as compared to fiscal 2007. Ferrous pricing reached historically high levels during fiscal 2008, with shredded material prices quoted as high as $594 per gross ton in the July American Metals Market Scrap Composites Index. The increased prices were driven by strong worldwide demand for recycled metals. All product lines except non-ferrous contributed to the revenue increase in fiscal 2008. Scrap yards acquired during fiscal 2007 and early fiscal 2008 contributed $141 million to the revenue increase in fiscal 2008.

Although net sales for fiscal 2008 were greater than fiscal 2007, prices and demand deteriorated during the second half of fiscal 2008 as the distressed global economic conditions have affected the scrap industry. We cannot predict whether, or how long, current market conditions will continue to persist. However, in response to these conditions, PSC Metals has implemented various measures to align its cost structure to the current market environment. Some of these measures include significant staff reductions and salary freezes, temporary idling of major equipment and certain operations, and reduced capital spending.

Gross profit for fiscal 2008 increased by $81 million, or 144.6%, to $137 million as compared to fiscal 2007. As a percentage of net sales, cost of sales was 89.0% and 93.3% for fiscal 2008 and fiscal 2007, respectively. The increase in gross profit and lower cost of sales percentage are primarily due to increased selling prices during fiscal 2008 that exceeded the increased cost of scrap supply. Yards acquired during fiscal 2007 and early fiscal 2008 also contributed to the increase in gross profit in fiscal 2008.

Selling, general and administrative expenses increased $16 million, or 88.9%, to $34 million as compared to fiscal 2007. The increase was primarily attributable to employee-related costs, which include headcount increases during the year supporting growth and acquired yards and higher incentive compensation expenses relating to our Metals segment’s strong operating performance, and increased professional fees.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net sales for fiscal 2007 increased by $124 million, or 17.5%, to $834 million as compared to fiscal 2006. The increase was primarily due to the increase in ferrous sales generated by both an increase in the average selling price of ferrous scrap and increased volume of shipped ferrous production. For fiscal 2007, average pricing increased approximately $35 per gross ton while ferrous shipments increased by 147,000 gross tons as compared to fiscal 2006. The average selling price of non-ferrous scrap increased $.04 per pound, and non-ferrous shipments increased by 6.4 million pounds in fiscal 2007 compared to fiscal 2006. In fiscal 2007, our non-ferrous operations benefited from higher prices for copper. The increase in price was evident in data published by the London Market Exchange and COMEX. We believe the non-ferrous prices were higher than historical average prices due to strong increases in industrial production and demand from industrializing countries such as China during fiscal 2007.

Gross profit for fiscal 2007 decreased by $2 million, or 3.4%, to $56 million as compared to fiscal 2006. As a percentage of net sales, cost of sales was 93.3% and 91.8% in fiscal 2007 and fiscal 2006, respectively. The increase is due to increased cost of secondary products caused by reduced supply of material from PSC Metals’ key suppliers.

Selling, general and administrative expenses increased $3 million, or 20.0%, to $18 million in fiscal 2007 as compared to fiscal 2006. The increase is primarily due to additional headcount and employee-related costs.

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

The following table summarizes the key operating data for real estate activities for the years ended December 31, 2008, 2007 and 2006 (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Revenues	$101	$106	$134
Expenses	82	92	105
Income from continuing operations before interest, income taxes and other income (expense), net	$19	$14	$29

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Total revenues decreased by $5 million, or 4.7%, to $101 million as compared to fiscal 2007. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales, and was partially offset by an increase in rental income, due to the acquisitions of two net leased properties acquired in August 2008. In fiscal 2008, we sold 39 residential units for $42 million at an average price of $1.1 million. In fiscal 2007, we sold 76 residential units for $61 million at an average price of $0.8 million.

Total expenses decreased by $10 million, or 10.9%, to $82 million in fiscal 2008 as compared to fiscal 2007. The decrease was primarily due to a decrease in property development sales activity. In fiscal 2008, property development expenses included asset impairment charges of $4 million, primarily attributable to inventory units in our Grand Harbor and Oak Harbor, Florida subdivisions. These decreases were partially offset by increased depreciation expenses attributable to the acquisition of two net lease properties. In fiscal 2007, property development expenses included an asset impairment charge of $3 million related to certain condominium land in our Oak Harbor, Florida subdivision and a litigation loss reserve of $2 million.

Based on current residential sales conditions, coupled with the completion of our Westchester, New York properties and the depressed Florida real estate market, we anticipate that property development sales will likely continue to decline in fiscal 2009. We may incur additional asset impairment charges if sales price assumptions and unit absorptions are not achieved.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Total revenues decreased by $28 million, or 20.9%, to $106 million in fiscal 2007 as compared to fiscal 2006. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales. In fiscal 2007, we sold 76 units for $61 million at an average price of $0.8 million. In fiscal 2006, we sold 128 units for $91 million at an average price of $0.7 million. In fiscal 2006, our New Seabury, MA property sales and margins were stronger principally due to closings from its grand opening in fiscal 2005.

Total expenses decreased by $13 million, or 12.4%, to $92 million in fiscal 2007 as compared to fiscal 2006. The decrease was primarily due to a decrease in property development sales activity. Contributing to the overall decrease in fiscal 2007 was the reversal of a prior year hurricane loss provision of $1 million related to our rental properties. Included in total expenses for fiscal 2007 was a litigation loss reserve of $2 million, an impairment charge of $3 million related to our development properties and a $1 million impairment charge related to our rental properties. Impairment charges in our property development segment primarily related to decreased condominium land values in our Oak Harbor, FL subdivision caused by the current real estate slowdown. Impairment charges in our rental real estate were primarily due to a decrease in rental renewal rates at certain of our commercial properties.

Home Fashion

WPI has been adversely affected by a variety of unfavorable conditions, including the following factors that have negatively impacted operating results:

•	adverse competitive conditions for U.S. manufacturing facilities compared to manufacturing facilities located outside of the United States;
•	growth of low-priced competitive imports from Asia and Latin America resulting from lifting of import quotas; and
•	a difficult retail market for home textiles driven by both the current economy and the slowdown in residential home sales.

Summarized statements of operations for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Net sales	$425	$683	$891
Cost of sales	394	681	858
Gross margin	31	2	33
Expenses:
Selling, general and administrative expenses	89	112	130
Restructuring and impairment charges	37	49	46
Total expenses	126	161	176
Loss from continuing operations before interest, income taxes, other income (expense), net and non-controlling interest	$(95)	$(159)	$(143)

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net sales decreased by $258 million, or 37.8%, to $425 million for fiscal 2008 as compared to fiscal 2007. Gross margin for fiscal 2008 increased by $29 million to $31 million as compared to fiscal 2007. The decrease in net sales continued to reflect lower sales due to the weak home textile retail environment and the elimination of unprofitable programs, but has been mitigated by improvements in both gross margin and operating earnings as a result of shifting manufacturing capacity from the United States to lower-cost countries, lowering selling, general and administrative expenditures and reduced restructuring and impairment charges. We shifted manufacturing capacity from the United States to lower-cost countries and closed numerous U.S. plants during fiscal 2007 and early fiscal 2008. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for fiscal 2008 decreased by $23 million, or 20.5%, to $89 million as compared to fiscal 2007, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI continues to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Restructuring and impairment charges decreased by $12 million, or 24.5%, to $37 million in fiscal 2008 as compared to fiscal 2007. The decrease in fiscal 2008 is due to lower impairment charges, partially offset by higher restructuring charges. Restructuring and impairment charges include severance costs, non-cash impairment charges related to plants that have closed, and continuing costs of closed plants and transition expenses. Additionally in fiscal 2008 and fiscal 2007, in accordance with SFAS No. 142, WPI reduced the fair value of the trademarks and recorded intangible asset impairment charges of $6 million and $5 million, respectively.

WPI continues its restructuring efforts and, accordingly, anticipates that restructuring charges (particularly with respect to the carrying costs of closed facilities until such time as these locations are sold) and operating losses will continue to be incurred throughout fiscal 2009. If WPI’s restructuring efforts are unsuccessful or its existing strategic manufacturing plans are amended, it may be required to record additional impairment charges related to the carrying value of long-lived assets.

WPI’s business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Certain U.S. retailers continue to report comparable store sales that were either negative or below their stated expectations. Many of these retailers are customers of WPI. Based on prevailing difficult economic conditions, it will likely be challenging for these same retailers during fiscal 2009. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserve for reasonably estimated situations, should this arise.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Fiscal 2007 represented a challenging combination of efforts to reduce revenue from less profitable programs, a weaker home textile retail environment, competition from other manufacturers, repositioning WPI’s manufacturing operations offshore and realigning selling, general and administrative expenditures. Net sales were $683 million, a decrease of 23.3% as compared to fiscal 2006. The decrease, which affected all lines of business, was primarily attributable to our continuing efforts to reduce revenues from less profitable programs coupled with a continued weaker retail sales environment in the United States for home textile products.

Gross margins for fiscal 2007 were $2 million, or 0.3% of net sales, compared with $33 million, or 3.7% of net sales, during fiscal 2006. Gross margins were affected by competitive pricing and a weaker retail environment, and lower manufacturing plant utilizations at our U.S. plants, which were closed in fiscal 2007.

Selling, general and administrative expenses for fiscal 2007 decreased $18 million, or 13.8% to $112 million as compared to fiscal 2006, reflecting WPI’s efforts to reduce its selling, warehousing, shipping and general and administrative expenses during fiscal 2007. WPI lowered its selling, general and administrative expenditures primarily by consolidating its locations and reducing headcount during fiscal 2007.

Restructuring and impairment charges increased by $3 million, or 6.5%, to $49 million as compared to fiscal 2006. The increase in fiscal 2007 is due to higher restructuring charges, partially offset by lower impairment charges. Additionally, in accordance with SFAS No. 142, WPI reduced the carrying value of the trademarks and recorded intangible asset impairment charges of $5 million in fiscal 2007. Restructuring and impairment charges include severance costs, non-cash impairment charges related to plants that have closed, and continuing costs of closed plants and transition expenses.

WPI closed all of its 30 retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores. The net impact of these closings during fiscal 2007 was $14 million of related closure charges and impairments (including lease terminations), which has been included as part of discontinued operations.

Holding Company

The Holding Company engages in various investment activities. The activities include those associated with investing its available liquidity, investing to earn returns from increases or decreases in the market price of securities, and investing with the prospect of acquiring operating businesses that we would control. Holding Company expenses, excluding interest expense, are principally related to payroll, legal and other professional fees.

Summarized operating revenues and expenses for the Holding Company for the years ended December 31, 2008, 2007 and 2006 are as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Net gain from investment activities	$102	$84	$91
Interest, dividends and other income	51	129	43
Gain on debt extinguishment	146	—	—
Other income, net	—	37	18
Holding Company revenues	299	250	152
Holding Company expenses	34	37	26
Income from continuing operations before interest expense, income taxes and non-controlling interest	$265	$213	$126

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net gain from investment activities increased by $18 million, or 21.4%, to $102 million in fiscal 2008 as compared to fiscal 2007. The increase was primarily due to higher realized gains recorded on the investment portfolio in fiscal 2008.

Interest, dividends and other income decreased by $78 million, or 60.5%, to $51 million for fiscal 2008 as compared to fiscal 2007. This decrease was primarily due to lower yields on lower cash balances in fiscal 2008 as compared to fiscal 2007.

During the fourth quarter of fiscal 2008, we purchased outstanding debt of entities included in our consolidated financial statements in the principal amount of $352 million and recognized an aggregate gain of $146 million.

Expenses, excluding interest expense, decreased by $3 million, or 8.1%, to $34 million in fiscal 2008 as compared to fiscal 2007. The decrease is primarily due to lower professional and legal fees.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net gain from investment activities decreased by $7 million, or 7.7%, to $84 million in fiscal 2007 as compared to fiscal 2006. The decrease was primarily due to lower realized gains recorded on the investment portfolio in fiscal 2007.

Interest, dividends and other income increased by $86 million, or 200.0%, to $129 million in fiscal 2007 as compared to fiscal 2006. This increase was primarily due to the increase in the Holding Company’s cash position relating to the sale of our Oil and Gas operations and Atlantic City gaming operations in the fourth quarter of fiscal 2006 and the proceeds from the issuance of additional 7.125% senior notes in January 2007 and variable rate notes in April 2007.

Expenses, excluding interest expense, increased by $11 million, or 42.3%, to $37 million for fiscal 2007 as compared to fiscal 2006. The increase is primarily attributable to professional fees and legal expenses related to the acquisition of the Investment Management business on August 8, 2007.

Interest Expense and Non-Controlling Interests — Automotive, Holding Company and Other

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Interest expense increased by $176 million, or 130.4%, to $311 million in fiscal 2008 as compared to fiscal 2007. The increase is primarily due to $166 million in interest expense incurred by our Automotive segment related to their Exit Facilities. Our Automotive segment results are included in our results for the period March 1, 2008 through December 31, 2008.

Non-controlling interests in loss for fiscal 2008 was $132 million as compared to non-controlling interests in loss of $53 million for fiscal 2007, as a result of the impact of the non-controlling interests’ share of losses of Federal-Mogul and WPI.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Interest expense increased by $48 million, or 55.2%, to $135 million in fiscal 2007 as compared to fiscal 2006. This increase is a result of interest incurred on the $500 million of additional 7.125% senior notes issued in January 2007 and the $600 million of variable rate notes issued in April 2007.

Non-controlling interests in loss for fiscal 2007 decreased $13 million, or 19.7%, to $53 million as compared to fiscal 2006, primarily as a result of the impact of the non-controlling interests’ share of the losses incurred by WPI.

Income Taxes

For fiscal 2008, we recorded an income tax provision of $47 million on pre-tax loss of $3.1 billion. For fiscal 2007, we recorded an income tax provision of $9 million on pre-tax income of $489 million. For fiscal 2006, we recorded an income tax benefit of $1 million on pre-tax income of $1.0 billion. Our effective income tax rate was (1.5)%, 1.8% and (0.1)% for the respective periods. The difference between the effective tax rate and statutory federal rate of 35% is principally due to changes in the valuation allowance and partnership income not subject to taxation, as such taxes are the responsibility of the partners.

Discontinued Operations

Gaming

On November 17, 2006, within our former Gaming segment, our indirect majority owned subsidiary, Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, completed the sale to Pinnacle Entertainment, Inc., or Pinnacle, of the outstanding membership interests in ACE Gaming LLC, or ACE, the owner of The Sands Hotel and Casino in Atlantic City, N.J., and 100% of the equity interests in certain subsidiaries of Icahn Enterprises Holdings which owned parcels of real estate adjacent to The Sands, including the Traymore site. The aggregate purchase price was $275 million, of which approximately $201 million was paid to Atlantic Coast and $74 million was paid to affiliates of Icahn Enterprises Holdings for subsidiaries which owned the Traymore site and the adjacent properties.

On February 20, 2008, we consummated the sale of our subsidiary, ACEP, to an affiliate of Whitehall Street Real Estate Fund for $1.2 billion, realizing a gain of $472 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit $1.2 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Code. During the third quarter of fiscal 2008, we invested $465 million of the gross proceeds to purchase two net leased properties, resulting in a deferral of $103 million in taxes. The balance of escrow accounts was subsequently released.

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

Home Fashion

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As of December 31, 2008 and December 31, 2007, the accrued lease termination liability balance was $3 million and $7 million, respectively, which is included in liabilities of discontinued operations in our consolidated balance sheets.

Results of Discontinued Operations

The financial position and results of these operations are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with SFAS No. 144. For further discussion, see Note 5, “Discontinued Operations and Assets Held for Sale,” to the consolidated financial statements.

Summarized financial information for discontinued operations for the years ended December 31, 2008, 2007 and 2006 as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Oil and Gas	$—	$—	$354
Gaming(1)	60	444	524
Real Estate	1	3	5
Home Fashion – retail stores	—	47	67
Total revenues	$61	$494	$950
Income (loss) from discontinued operations:
Oil and Gas	$—	$—	$183
Gaming	13	100	45
Real Estate	1	2	3
Home Fashion – retail stores	—	(20)	(7)
Total income from discontinued operations before income taxes, interest and other income	14	82	224
Interest expense	(3)	(21)	(46)
Interest and other income	—	21	13
Income from discontinued operations before income taxes and non-controlling interests in loss	11	82	191
Income tax expense	(4)	(19)	(17)
	7	63	174
Non-controlling interest in loss (income)	—	5	(53)
Gain on sales of discontinued operations, net of income tax expense	478	21	676
Income from discontinued operations	$485	$89	$797

(1)	Gaming segment results for fiscal 2008 are through February 20, 2008, the date of the ACEP sale.

Interest and other income for fiscal 2007 includes $8 million relating to a real estate tax refund received by Atlantic Coast and $10 million representing the net gain on settlement of litigation relating to GB Holdings Inc.

The gain on sales of discontinued operations for fiscal 2008 includes $472 million, net of income taxes of $260 million, recorded on the sale of ACEP. Of the $260 million in taxes recorded on the sale of ACEP, $103 million was deferred in a Code 1031 Exchange transaction during the third quarter of fiscal 2008. The gain on sales of discontinued operations for fiscal 2007 includes $12 million of gain on sales of real estate assets and $9 million relating to a working capital adjustment to the gain recorded on the sale of the Oil and Gas business in November 2006. The gain on sales of discontinued operations in fiscal 2006 includes $599 million of gain on sale of our Oil and Gas business, $13 million of gain on sales of real estate assets and $62 million on the gain on the sale of our Atlantic City gaming operations.

Liquidity and Capital Resources

Holding Company

As of December 31, 2008, we had cash and cash equivalents of $1.4 billion, investments of $16 million and total debt of $1.9 billion. We have made investments aggregating $950 million in the Private Funds for which no special profits interest allocations (and prior to January 1, 2008, management fees) or incentive allocations are applicable. As of December 31, 2008, the total value of this investment is $660 million, with an unrealized loss of $274 million for fiscal 2008. As of January 1, 2009, we made an additional $250 million investment in the Private Funds. These amounts are reflected in the Private Funds’ net assets and earnings. In addition, we also have the ability to draw down on our credit facility. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150 million. As of December 31, 2008, there were no borrowings under the facility. See Note 13, “Debt” to the consolidated financial statements for additional information concerning credit facilities for our subsidiaries.

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

Consolidated Cash Flows

Operating Activities

Net cash provided by operating activities in fiscal 2008 was $841 million as compared to net cash used in operating activities of approximately $2.9 billion in fiscal 2007. Of the $841 million in net cash provided by operating activities in fiscal 2008, $299 million was provided by continuing operations from our Investment Management segment and $549 million was provided by continuing operations from our Automotive, Holding Company and other operations.

Within our Investment Management segment, net cash provided by operating activities during fiscal 2008 of $299 million is primarily due to proceeds from securities transactions of approximately $10.3 billion offset in part by purchases relating to securities transactions of $9.8 billion. Additionally, investment losses were offset by non-controlling interests in loss and changes in operating assets and liabilities. This compares to $3.0 billion used in operating activities in fiscal 2007 which was primarily the result of purchases relating to securities transactions of $11.2 billion offset in part by proceeds from securities transactions of $7.9 billion.

Within our Automotive, Holding Company and other operations, net income before non-cash charges was $277 million. Non-cash charges included $450 million in asset impairment charges for fiscal 2008. Net cash provided by continuing operations from our Holding Company and other operations for fiscal 2007 was $27 million. We acquired our Automotive segment in fiscal 2008, and accordingly, our cash flows in fiscal 2007 did not include our Automotive segment’s results.

Investing Activities

Net cash provided by investing activities in fiscal 2008 was $823 million as compared to $91 million for fiscal 2007. Within continuing operations, our net cash used in investing activities was $246 million, resulting primarily from capital expenditures of $794 million offset in part by proceeds from the sale of marketable securities of $565 million. Net cash provided by investing activities from discontinued operations in fiscal 2008 was approximately $1.1 billion, primarily due to net proceeds from the sale of our gaming segment.

Financing Activities

Net cash used in financing activities in fiscal 2008 was approximately $1.2 billion as compared to net cash provided by financing activities of approximately $3.1 billion in fiscal 2007. Net cash used in financing activities from our Investment Management segment in fiscal 2008 was $585 million due to capital distributions of $1.3 billion offset primarily by capital contributions of $685 million. Net cash used in financing activities from continuing operations from our Automotive, Holding Company and other operations was $337 million in fiscal 2008, resulting primarily from payments of borrowings of $302 million. Additionally, in fiscal 2008, we invested an additional $250 in the Private Funds, the effect of which has been eliminated in consolidation. Within financing activities from discontinued operations is $255 million paid for debt relating to our former gaming segment.

In fiscal 2007, net cash provided by financing activities within our Investment Management segment was approximately $2.4 billion primarily from capital contributions by non-controlling interests. Net cash provided by financing activities from continuing operations from our Holding Company and other operations was $753 million primarily from proceeds from the issuance of notes payables and other borrowings totaling approximately $1.2 billion, offset in part by the $335 million payment in connection with our acquisition of PSC Metals.

Borrowings

Long-term debt consists of the following (in millions of dollars):

	December 31, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013 — Icahn Enterprises	$556	$600
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	961	973
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	352	352
Senior secured 7.85% notes due 2012 — ACEP	—	215
Exit facilities — Federal – Mogul	2,474	—
Borrowings under credit facility — ACEP	—	40
Mortgages payable	123	104
Other	105	15
Total debt	4,571	2,299
Less debt related to assets held for sale	—	(258)
	$4,571	$2,041

See Note 13, “Debt,” to the consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of December 31, 2008 and December 31, 2007, we are in compliance with all debt covenants.

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

Contractual Commitments

The following table reflects, at December 31, 2008, our contractual cash obligations, subject to certain conditions, due over the indicated periods and when they come due (in millions of dollars):

	2009	2010	2011	2012	2013	Thereafter	Total
Debt obligations	$102	$37	$62	$940	$1,015	$2,562	$4,718
Interest payments	256	255	251	221	142	188	1,313
Letters of credit	57	—	—	—	—	—	57
Payments for settlement of liabilities subject to compromise	70	23	—	—	—	—	93
Pension and other postemployment benefit plans	69	164	145	150	147	*	675
Lease obligations	53	44	34	27	25	49	232
Total	$607	$523	$492	$1,338	$1,329	$2,799	$7,088

*	funding requirements beyond 2013 are not available.

Certain of PSC Metals’ and Federal-Mogul’s facilities are environmentally impaired. PSC Metals and Federal-Mogul have estimated their liability to remediate these sites to be $24 million and $26 million, respectively, at December 31, 2008. Additionally, Federal-Mogul has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with its restructuring activities and has accrued $27 million as of December 31, 2008, primarily related to removing hazardous materials in buildings. For further discussion regarding these commitments, see Item 3, “Legal Proceedings.”

Obligations Related to Securities

As discussed in Note 7, “Investments and Related Matters,” to the consolidated financial statements, we have contractual liabilities of $2.3 billion related to securities sold, not yet purchased as of December 31, 2008. This amount has not been included in the table above as their maturity is not subject to a contract and cannot properly be estimated.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, please see Note 9, “Financial Instruments,” to the consolidated financial statements.

Discussion of Segment Liquidity and Capital Resources

Investment Management

Historically, the working capital needs of the Investment Management segment have been primarily met through cash generated from management fees. The Investment Management segment’s AUM and the performance of the Private Funds directly impact its liquidity. Prior to January 1, 2008, as management fees were earned and received by New Icahn Management generally at the beginning of each quarter, growth in AUM directly impacted our cash flows. As discussed above, effective January 1, 2008, the management fees were terminated and the General Partners are eligible to receive special profits interest allocations which, to the extent that they are earned, will generally be paid annually. In the event that amounts earned from special profits interest allocations are not sufficient to cover the operating expenses of the Investment Management segment in any given year, the Holding Company has and intends to continue to provide funding as needed. The General Partners may also receive incentive allocations which are generally calculated and allocated to the General Partners annually. To the extent that incentive allocations are earned as a result of redemption events during interim periods, they are made to the General Partners in such periods. Additionally, certain incentive allocations earned by the General Partners have historically remained invested in the Private Funds which may also serve as an additional source of cash.

As of January 1, 2009, we invested an additional $250 million in the Private Funds.

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of December 31, 2008, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 1.36 to 1.00 on the long side and 0.67 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we expect to continue to have, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in the consolidated statements of cash flows.

Cash inflows from and distribution to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests in consolidated affiliated partnerships. Net cash used in financing activities was $320 million for fiscal 2008 compared to net cash provided by financing activities of $2.3 billion for fiscal 2007. The change in fiscal 2008 compared to fiscal 2007 is due to decreased net capital contributions from investors in the Private Funds of $1.5 billion as well as an increase in capital distributions to investors in the Private Funds of $1.1 billion.

Automotive

We include the operating results and cash flows of Federal-Mogul in our consolidated financial statements effective February 29, 2008.

Cash flow provided from operating activities was $483 million for the period March 1, 2008 through December 31, 2008. Cash flow used in investing activities was $258 million for the period March 1, 2008 through December 31, 2008. Capital expenditures of $276 million were partially offset by proceeds from the sale of property, plant and equipment of $13 million. Cash flow used in financing activities was $86 million for the period March 1, 2008 through December 31, 2008 primarily resulting from payments on Federal Mogul’s debt of $76 million. Federal-Mogul repurchased approximately 1.1 million shares of its common stock for $17 million in a single transaction with an unrelated party on September 11, 2008.

Other Liquidity and Capital Resource Items

Investing Activities

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in Italy, Germany, the United Kingdom, Turkey, China, Korea, India, Japan, and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $221 million as of December 31, 2008. Upon the adoption of fresh-start reporting, Federal-Mogul’s investments in non-consolidated affiliates were adjusted to estimated fair value.

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

Federal-Mogul holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to original equipment and aftermarket customers. Pursuant to the joint venture agreement, Federal-Mogul’s partner holds an option to put its shares to a subsidiary of Federal-Mogul at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141(R), Business Combinations.

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

Financing Activities

In connection with the consummation of the Plan, on the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities includes a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008 for the purpose of refinancing obligations under the Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”) and the Indenture.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR”, defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015; provided, however, that in each case, such maturity may be shortened to December 27, 2013 under certain circumstances. In addition, the tranche C term loans are subject to a pre-payment premium, should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at Federal-Mogul’s election. To the extent that interest rates change by 25 basis points, Federal-Mogul’s annual interest expense would show a corresponding change of approximately $5 million.

Federal-Mogul's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Federal-Mogul’s management believes that cash on hand, cash flow from operations, and available borrowings under its Exit Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of fiscal 2009. In the longer term, Federal-Mogul believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

The Exit Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. At December 31, 2008, Federal-Mogul was in compliance with all debt covenants under its Exit Facilities, Tranche A Facility Agreement, and outstanding paid-in-kind notes. Based on current forecasts, Federal-Mogul expects to be in compliance with the covenants under the Exit Facilities through December 31, 2009.

Federal-Mogul’s subsidiaries in Brazil, France, Germany, Italy and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $222 million as of December 31, 2008. Of those gross amounts, $209 million was factored without recourse and treated as a sale under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2008, Federal-Mogul has outstanding factored amounts of $8 million, for which cash has not yet been drawn.

Metals

The primary source of cash from our Metals segment is from the operation of its properties. Historically, our Metals segment’s liquidity requirements primarily pertained to the funding of acquisitions, capital expenditures and payment of dividends. Prior to our acquisition of PSC Metals on November 5, 2007, PSC Metals funded acquisitions principally from net cash provided by operating activities, from borrowings and from capital contributions from Philip Services Corporation.

As of December 31, 2008, our Metals segment had cash and cash equivalents of $52 million. During fiscal 2008, net cash generated from operating activities was $115 million, resulting primarily from earnings before non-cash charges of $87 million and $28 million from changes in working capital. This compares to net cash generated from operating activities of $19 million for fiscal 2007 primarily due to earnings before non-cash charges of $37 million, offset in part by changes in operating assets and liabilities resulting primarily from higher accounts receivable.

Net cash used in investing activities for fiscal 2008 was $39 million, primarily attributable to capital expenditures and acquisitions totaling $44 million, offset by $6 million in proceeds from the sale of assets. In fiscal 2007, net cash used in investing activities was $75 million primarily from capital expenditures of $27 million and $48 million in cash used for acquisitions, of which $42 million was related to the acquisition of WIMCO Operating Company, Inc. Due to the current economic environment, PSC Metals expects to manage its capital expenditures at maintenance level during the next twelve months.

Net cash used in financing activities during fiscal 2008 was $40 million consisting of $30 million in dividends to its shareholder and $10 million of net repayments of intercompany borrowings from Icahn Enterprises. In fiscal 2007, PSC Metals generated cash from financing activities of $50 million of which $10 million represented an intercompany loan from Icahn Enterprises. Additionally, in fiscal 2007, prior to our acquisition of PSC Metals on November 5, 2007, PSC Metals borrowed $63 million under a credit facility with UBS Securities LLC, of which they repaid $28 million during the year. The remaining balance of $35 million was repaid by Philip, PSC Metals’ former parent company, during fiscal 2007, which represented a capital contribution from Philip.

Our Metals’ segment believes that its current cash levels and cash flow from operating activities are adequate to fund its ongoing operations and capital plan for the next twelve months.

Real Estate

Our Real Estate segment generates cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

At December 31, 2008, the Real Estate segment had cash and cash equivalents of $167 million. During fiscal 2008, cash provided by operating activities was $43 million, primarily consisting of earnings before non-cash charges of $32 million and a decrease in property development inventory of $9 million. This compares to cash provided from operating activities of $48 million in fiscal 2007.

Cash used in investing activities for fiscal 2008 was $455 million and was primarily from capital expenditures to acquire two net leased properties. Included in investing activities during fiscal 2008, three rental properties were sold resulting in gross proceeds of $12 million. This compares with cash provided by investing activities of $15 million in fiscal 2007 primarily due to the sale of five rental properties.

Cash provided by financing activities was $407 million for fiscal 2008 primarily from a $465 million contribution from Icahn Enterprises to acquire two net leased properties pursuant to a Code Section 1031 exchange utilizing a portion of the gross proceeds from the sale of our Gaming segment, offset by $77 million of intercompany payments to Icahn Enterprises. Additionally, there were proceeds from a mortgage refinancing of $44 million which were offset in part by mortgage payments of $25 million. Cash used in financing activities was $5 million in fiscal 2007.

We expect operating cash flows to be positive from our Real Estate operations in fiscal 2009. In fiscal 2009, property development construction expenditures needed to complete specified units currently under construction are expected to be approximately $3 million, which we will fund from unit sales and, if proceeds are insufficient, from available cash reserves.

Home Fashion

At December 31, 2008, our Home Fashion segment had $131 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of December 31, 2008, but there were outstanding letters of credit of $12 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $45 million at December 31, 2008.

During fiscal 2008, our Home Fashion segment had net cash used in operating activities of $11 million of which $4 million was from continuing operations compared to cash used in operating activities of $62 million for fiscal 2007. Such negative cash flow reduction in fiscal 2008 compared to fiscal 2007 was principally due to decreased losses and reductions in working capital. WPI anticipates that its operating losses and restructuring charges will continue to be incurred in fiscal 2009.

Cash provided by investment activities in fiscal 2008 was $16 million resulting from the proceeds from the sale of fixed assets of $28 million offset by capital expenditures of $12 million. This compares to cash provided by investing activities from continuing operations of $10 million for fiscal 2007, primarily from the sale of fixed assets of $38 million partially offset by capital expenditures of $30 million. Capital expenditures for fiscal 2009 are expected to total $5 million.

During fiscal 2008, our Home Fashion segment had net cash used in financing activities of $10 million for the repayment of their debt in full. In fiscal 2007, there was no financing activity.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $176 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products in fiscal 2009. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, the financing may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Discontinued Operations

On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its 30 retail outlet stores. The decision to close all of the stores was based on a comprehensive evaluation of long-term growth prospects and strategic value to the WPI business.

Distributions

Depositary Units

During fiscal 2008, we paid distributions of $0.25 per unit ($1.00 per unit in the aggregate), aggregating $71 million, to depositary unitholders.

On February 23, 2009, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2009. The distribution will be paid on March 30, 2009, to depositary unitholders of record at the close of business on March 16, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Preferred Units

On March 28, 2008, we distributed 595,181 preferred units to holders of record of our preferred units at the close of business on March 14, 2008. Pursuant to the terms of the preferred units, on February 23, 2009, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for fiscal 2008. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Among others, estimates are used when accounting for valuation of investments and estimated costs to complete land, house and condominium developments. Estimates and assumptions are evaluated on an ongoing basis and are based on historical and other factors believed to be reasonable under the circumstances. The results of these estimates may form the basis of the carrying value of certain assets and liabilities and may not be readily apparent from other sources. Actual results, under conditions and circumstances different from those assumed, may differ from estimates.

We believe the following accounting policies are critical to our business operations and the understanding of results of operations and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Consolidation

The consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised, in addition to those entities in which Icahn Enterprises has a substantive controlling general partner interest or in which it is the primary beneficiary of a variable interest entity. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-05”), FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), and SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries - An Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18, and ARB No. 43 Chapter 12 (“SFAS No. 94”), with respect to our investments in partnerships and limited liability companies. All intercompany balances and transactions are eliminated.

Our consolidated financial statements also include the consolidated financial statements of Icahn Capital and the General Partners (and for the periods prior to January 1, 2008, New Icahn Management and Icahn Management) and certain consolidated Private Funds during the periods presented. The Investment Management segment consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity pursuant to SFAS No. 94, (ii) they have a substantive, controlling general partner interest pursuant to EITF No. 04-05 or (iii) they are the primary beneficiary of a variable interest entity pursuant to FIN 46R. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

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

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Adjustments, to the extent appropriate, will be made to the calculation of the special profits interest allocations for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the full targeted Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the amount of the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will never receive it.

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

Compensation Arrangements

The Investment Management segment has entered into agreements with certain of its employees whereby these employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General Partners) (and prior to January 1, 2008, management fees) and incentive allocations earned by the Investment Management segment, typically net of certain expenses and generally subject to various vesting provisions. These amounts remain invested in the Private Funds and generally earn the rate of return of these funds, before the effects of any levied management fees or incentive allocations, which are waived on such deferred amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123(R) (Revised 2004), Share-Based Payment, or SFAS No. 123(R), and remeasured at fair value for each reporting period until settlement.

The fair value of amounts deferred under these rights is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying fee-paying net assets of the Private Funds, upon which the respective management fees are based, and (ii) performance of the funds in which the deferred amounts remain invested. The carrying value of such amounts represents the allocable management fees initially deferred and the appreciation or depreciation on any reinvested deferrals. These amounts approximate fair value because the appreciation or depreciation on the deferrals is based on the fair value of the Private Funds' investments, which are marked-to-market through earnings on a monthly basis.

Additionally, the Automotive segment accounts for stock-based compensation in accordance with SFAS No. 123(R). Estimating fair value for shared-based payments in accordance with SFAS No. 123(R) requires the Automotive segment’s management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact our Automotive segment’s future results of operations and financial condition.

Valuation of Investments

The fair value of our investments, including securities sold, not yet purchased, is based on observable market prices when available. Securities owned by the Private Funds that are listed on a securities exchange are valued at their last sales price on the primary securities exchange on which such securities are traded on such date. Securities that are not listed on any exchange but are traded over-the-counter are valued at the mean between the last “bid” and “ask” price for such security on such date. Securities and other instruments for which market quotes are not readily available are valued at fair value as determined in good faith by the applicable general partner. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of management’s judgment.

Long-Lived Assets

Long-lived assets held and used by our various operating segments and long-lived assets to be disposed of are reviewed for impairment whenever events or changes in circumstances, such as vacancies and rejected leases, indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset an impairment loss is recognized. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

As a result of adjustments to fair value pursuant to SFAS No. 141, Federal-Mogul’s long-lived assets such as property, plant and equipment have been stated at estimated replacement cost as of February 29, 2008, unless the expected future use of the assets indicated a lower value was appropriate. Long-lived assets such as definite-lived intangible assets have been stated at estimated fair value as of February 29, 2008. In addition, Federal-Mogul’s indefinite-lived intangible assets, such as goodwill and trademarks, have been stated at estimated fair value as of February 29, 2008. Prior to Federal-Mogul’s application of purchase accounting, long-lived assets, such as property, plant and equipment and definite-lived intangible assets, were stated at cost. Federal-Mogul’s depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Definite-lived assets held by our various segments are periodically reviewed for impairment indicators. If impairment indicators exist, we perform the required analysis and record an impairment charge, as required, in accordance with SFAS No. 144.

Indefinite-lived intangible assets, such as goodwill and trademarks, held by our various segments are reviewed for impairment annually, or more frequently if impairment indicators exist. In accordance with SFAS No. 142, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, management’s ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples and other items. Any differences in actual results from estimates could result in fair values different from estimated fair values, which could materially impact our future results of operations and financial condition.

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

Environmental Matters

Due to the nature of the operations of our Automotive and Metals segments, we may be subject to environmental remediation claims. Our Automotive and Metals segments are subject to federal, state, local and foreign environmental laws and regulations concerning discharges to the air, soil, surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials and hazardous substances. Our Automotive and Metals operations are also subject to other federal, state, local and foreign laws and regulations including those that require them to remove or mitigate the effects of the disposal or release of certain materials at various sites. While it is typically very difficult to determine the timing and ultimate outcome of such actions, if any, our Automotive and Metals’ management use their best judgment to determine if it is probable that they will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, our Automotive and Metals’ management make estimates of the amount of insurance recoveries, if any. Our Automotive and Metals operations accrue a liability when management believes a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recovery, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that have previously been made.

It is impossible to predict precisely what effect these laws and regulations will have on our Automotive and Metals’ operations in the future. Compliance with environmental laws and regulations may result in, among other things, capital expenditures, costs and liabilities. Management believes, based on past experience and its best assessment of future events, that these environmental liabilities and costs will be assessed and paid over an extended period of time. Our Automotive and Metals operations believe that that recorded environmental liabilities will be adequate to cover their estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded, our Automotive and Metals’ results of operations could be materially affected.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of long-lived assets, mortgages and notes receivable; (3) costs to complete for land, house and condominium developments; (4) deferred tax assets; (5) environmental liabilities; (6) fair value of derivatives; and (7) pension liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Pension Plans and Other Postretirement Benefit Plans

Using appropriate actuarial methods and assumptions, Federal-Mogul’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Non-pension postemployment benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and disability, early retirement and other postemployment benefits are accounted for in accordance with SFAS No. 112, Employer Accounting for Postemployment Benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting Federal-Mogul’s accounting for employee benefits under SFAS Nos. 87, 106, 112 and 158 as of December 31, 2008 are as follows:

•	Long-Term Rate of Return on Plan Assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. Federal-Mogul uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, Federal-Mogul used long-term rates of return on plan assets ranging from 4.0% to 10.0%.
•	Discount Rate: The discount rate is used to calculate future pension and postemployment obligations. Discount rate assumptions used to account for pension and non-pension postemployment benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, Federal-Mogul used discount rates ranging from 5.25% to 8.25%.
•	Health Care Cost Trend: For postretirement health care plan accounting, Federal-Mogul reviews external data and specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 7.5% declining to an ultimate trend rate of 5.0% in 2014. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 9.2% declining to an ultimate trend rate of 5.0% in 2014.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefits obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul’s fiscal 2009 funding requirements.

	Pension Benefits						Other Benefits
	United States Plans			International Plans
	Change in 2009 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2009 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2009 Expense	Change in PBO
	(Millions of Dollars)

25 bp decrease in discount rate	$(2)	$21	$(21)	$—	$8	$(8)	$—	$(10)
25 bp increase in discount rate	2	(21)	21	—	(8)	8	—	(10)
25 bp decrease in rate of return on assets	1	—	—	—	—	—	—	—
25 bp increase in rate of return on assets	(1)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$2	$26
100 bp decrease in health care trend rate	(1)	(24)

Conditional Asset Retirement Obligations

Federal-Mogul has accrued conditional asset retirement obligations, or CARO, of $27 million as of December 31, 2008, in accordance with FASB Financial Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations-an interpretation of FASB Statement No. 143 (“FIN 47”). These liabilities result primarily from the obligation to remove hazardous materials in buildings from facilities which Federal-Mogul expects to close or sell in connection with its ongoing restructuring efforts.

In determining whether the estimated fair value of CARO can reasonably be estimated in accordance with FIN 47, Federal-Mogul must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, Federal-Mogul must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires Federal-Mogul to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

In cases other than those included in the $27 million, where probability assessments could not reasonably be made, Federal-Mogul cannot record and has not recorded a liability for the affected CARO. If new information were to become available whereby Federal-Mogul could make reasonable probability assessments for these CARO, the amount accrued for CARO could change significantly, which could materially impact Federal-Mogul’s statement of operations and/or financial position and adversely impact our Automotive segment’s operations. Settlements of CARO in the near-future at amounts other than Federal-Mogul’s best estimates as of December 31, 2008 also could materially impact our Automotive segment’s future results of operations and financial condition.

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

Federal-Mogul did not record taxes on a portion of its undistributed earnings of $652 million at December 31, 2008, since these earnings are considered by Federal-Mogul to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to U.S. income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In fiscal 2008, fiscal 2007 and fiscal 2006, we concluded, based on the projections of taxable income, that certain of our corporate subsidiaries more likely than not will realize a partial benefit from their deferred tax assets and loss carry forwards. Ultimate realization of the deferred tax assets is dependent upon, among other factors, our corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Recently Issued Accounting Pronouncements

SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in partners’ equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; earnings per L.P. unit will be reported after the adjustment for non-controlling interest in income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is not permitted.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Since SFAS No. 161 requires additional disclosures regarding derivative and hedging activities, the adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

FSP No. 133-1 and FIN 45-4. In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). This FSP amends SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effects on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment /performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008. For periods after the initial adoption date, comparative disclosures are required. We adopted FSP FAS 133-1 and FIN 45-4 on December 31, 2008. See Note 9, “Financial Instrument” to the consolidated financial statements for further discussion.

FSP FAS 140-4 and FIN 46(R)-8. In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4 and FIN 46(R)-8”). FAS 140-4 and FIN 46(R)-8 increases disclosures for public companies about securitizations, asset-backed financings and variable interest entities. The FSP is effective for reporting periods that end after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP will not affect our financial condition, results of operations or cash flows.

Forward-Looking Statements

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act, as amended by Public Law 104-67.

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

Investment Management

Our predominant exposure to market risk is related to our Investment Management segment and the sensitivities to movements in the fair value of the Private Funds’ investments, including the effect on special profits interest allocations and incentive allocations.

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

The Private Funds’ risk is evaluated daily and is managed on a position basis as well as on a portfolio basis. Senior members of our investment team meet on a regular basis to assess and review concentration risk, correlation risk and credit risk for significant positions. Risk metrics and other analytical tools are used in the normal course of business by the General Partners.

Effect on Special Profits Interest Allocations

Our special profits interest allocations are calculated based on a specified percentage of the net asset value of the fee-paying capital of a Private Fund (before an incentive allocation based on the net profits of a Private Fund subject to a loss carryforward provision), as described in our consolidated financial statements and are earned based on the sufficiency of net profits in the Private Funds to cover such amounts. Accordingly, our special profits interest allocations will be directly affected by changes in market risk but are not readily predicted or estimated. In general, our special profits interest allocations will be increased (or reduced) in direct proportion to the effect of changes in the market value of the net assets in the related funds and to the extent that the Private Funds generate net profits. Although special profits interest allocations, if any, are eliminated in consolidation, our allocated share of the net income of the Private Funds includes the amount of these eliminated allocations.

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

Market Risk

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of December 31, 2008, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $426 million, $227 million and $54 million, respectively. However, as of December 31, 2008, we estimate that the impact to our share of the net gain or loss from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 16.4% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 83.6% of the change in fair value.

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

Foreign Currency Risk

Federal-Mogul is subject to the risk of changes in foreign currency exchange rates due to its global operations. Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Federal-Mogul manufactures and distributes its products. Federal-Mogul's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of Federal-Mogul's international businesses into United States dollars affects year-over-year comparability of operating results. Federal-Mogul does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity (deficit) for Federal-Mogul’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. Federal-Mogul’s other comprehensive income (loss) decreased by $303 million for the period March 1, 2008 through December 31, 2008 due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the euro and British pound.

As of December 31, 2008, Federal-Mogul's net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $733 million. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $73 million. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Federal-Mogul generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. These hedges were highly effective under SFAS No. 133 and their impact on earnings was not significant during the period March 1, 2008 through December 31, 2008. Federal-Mogul had notional values of approximately $5 million of foreign currency hedge contracts outstanding at December 31, 2008 that were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million were recorded in accumulated other comprehensive loss as of December 31, 2008.

Interest Rate Risk

In connection with the consummation of the Plan, on the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008. As of the Effective Date, existing letters of credit under the DIP Credit Agreement in the approximate amount of $34 million, and existing letters of credit issued under the Prepetition Credit Facility in the approximate amount of $39 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility shall mature December 27, 2013 and bear interest rates that adjust in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015; provided, however, that in each case, such maturity may be shortened December 27, 2013 under certain circumstances. All Exit Facilities term loans shall bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at Federal-Mogul’s election. To the extent that interest rates change by 25 basis points, Federal-Mogul’s annual interest expense would show a corresponding change of approximately $5 million.

As of December 31, 2008, Federal-Mogul had entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its interest rate at an average interest rate of approximately 5.37% on the hedged principle amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2008, unrealized net losses of $67 million were recorded in accumulated other comprehensive loss as a result of these hedges. Hedge effectiveness, determined using the hypothetical derivative method, was not material for the period March 1, 2008 through December 31, 2008.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s Exit Facilities and other borrowing facilities that continue to have variable interest rates, Federal-Mogul’s management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

Commodity Price Risk

Federal-Mogul is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, tin, brass, bronze, zinc, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

Federal-Mogul had 302 commodity price hedge contracts outstanding with a combined notional value of $91 million at December 31, 2008 that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $34 million were recorded to other comprehensive income as of December 31, 2008. Hedge ineffectiveness of $2 million, determined using the hypothetical derivative method, and loss in fair value of certain contracts not meeting hedge accounting requirements of $3 million were included in the consolidated statement of operations for the period March 1, 2008 through ended December 31, 2008.

Holding Company

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

We have predominately long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise. At December 31, 2008, the impact of a 100 basis point increase in interest rates on fixed rate debt would result in a decrease in market value of approximately $30 million. A 100 basis point decrease would result in an increase in market value of approximately $30 million.

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

Based on sensitivity analysis for our equity price risks as of December 31, 2008 the effects of a hypothetical 10% increase or decrease in market prices as of those dates would result in a gain or loss that would be approximately $1 million. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of equity markets.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises L.P.

We have audited the accompanying consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of December 31, 2008, and whose revenues for the period from March 1, 2008 (date of consolidation) through December 31, 2008, constituted $7.2 billion and $5.7 billion, respectively, of the related consolidated totals. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Federal-Mogul Corporation, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 7 to the consolidated financial statements, in 2007, the Partnership changed its method of accounting for its investments with the adoption of SFAS No. 157 and SFAS No. 159.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Icahn Enterprises L.P. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report thereon dated March 4, 2009, expressed an unqualified opinion.

/s/ Grant Thornton LLP

New York, New York
March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the consolidated balance sheets of Federal-Mogul Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2008 (Successor), and 2007 and 2006 (Predecessor) (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, on November 8, 2007, the U.S. Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on December 27, 2007. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code, for the Successor as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3.

As discussed in Notes 14 and 15 to the consolidated financial statements, the Predecessor changed its method of accounting for pensions and other postretirement plans in 2006 and tax uncertainties in 2007, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 24, 2009

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007
ASSETS	(In Millions, Except Unit Amounts)
Investment Management:
Cash and cash equivalents	$5	$26
Cash held at consolidated affiliated partnerships and restricted cash	3,862	1,105
Securities owned, at fair value	4,261	5,920
Due from brokers	54	848
Other assets	182	151
	8,364	8,050
Automotive:
Cash and cash equivalents	888	—
Accounts receivable, net	939	—
Inventories, net	894	—
Property, plant and equipment, net	1,911	—
Goodwill and intangible assets	1,994	—
Other assets	596	—
	7,222	—
Metals, Real Estate and Home Fashion:
Cash and cash equivalents	350	328
Other assets	1,426	1,129
	1,776	1,457
Holding Company:
Cash and cash equivalents	1,369	1,759
Restricted cash	35	37
Other assets	49	1,131
	1,453	2,927
Total Assets	$18,815	$12,434
LIABILITIES AND PARTNERS' EQUITY
Investment Management:
Accounts payable, accrued expenses and other liabilities	$1,106	$468
Securities sold, not yet purchased, at fair value	2,273	206
Due to brokers	713	—
	4,092	674
Automotive:
Accounts payable, accrued expenses and other liabilities	2,068	—
Debt	2,576	—
Postemployment benefit liability	1,302	—
	5,946	—
Metals, Real Estate and Home Fashion:
Accounts payable, accrued expenses and other liabilities	156	189
Debt	126	116
	282	305
Holding Company:
Accounts payable, accrued expenses and other liabilities	154	358
Debt	1,869	1,925
Preferred limited partner units	130	124
	2,153	2,407
Total Liabilities	12,473	3,386
Commitments and contingencies (Note 20)
Non-controlling interests:
Investment Management	3,560	6,594
Automotive	276	—
Home Fashion and other	108	141
Partners' equity:
Limited partners
Depositary units: 92,400,000 authorized; issued 75,912,797 and 71,626,710 at December 31, 2008 and 2007, respectively; outstanding 74,775,597 and 70,489,510 at December 31, 2008 and 2007, respectively	2,582	3,057
General partner	(172)	(732)
Treasury units at cost	(12)	(12)
Total Partners' Equity	2,398	2,313
Total Liabilities and Partners' Equity	$18,815	$12,434

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008(1)	2007	2006
	(In Millions, Except Per Unit Amounts)
Revenues:
Investment Management	$(2,783)	$588	$1,104
Automotive	5,727	—	—
Metals	1,243	834	715
Real Estate	103	113	137
Home Fashion	438	706	898
Holding Company	299	250	152
Total revenues	5,027	2,491	3,006
Expenses:
Investment Management	65	100	80
Automotive	6,171	—	—
Metals	1,137	797	667
Real Estate	89	99	112
Home Fashion	522	844	1,035
Holding Company	169	162	105
Total expenses	8,153	2,002	1,999
(Loss) income from continuing operations before income taxes and non-controlling interests in (income) loss	(3,126)	489	1,007
Income tax (expense) benefit	(47)	(9)	1
Non-controlling interests in (income) loss:
Investment Management	2,513	(314)	(763)
Automotive	103	—	—
Home Fashion and other	29	53	66
	2,645	(261)	(697)
(Loss) income from continuing operations	(528)	219	311
Discontinued operations:
Income from discontinued operations, net of income taxes	7	63	174
Non-controlling interests in loss (income)	—	5	(53)
Gain on dispositions, net of income taxes	478	21	676
Income from discontinued operations	485	89	797
Net (loss) earnings	$(43)	$308	$1,108
Net (loss) earnings attributable to:
Limited partners	$(57)	$103	$507
General partner	14	205	601
	$(43)	$308	$1,108
Net (loss) earnings per LP unit:
Basic and diluted earnings (loss):
(Loss) income from continuing operations	$(7.84)	$0.24	$0.02
Income from discontinued operations	7.04	1.34	8.20
Basic and diluted (loss) earnings per LP unit	$(0.80)	$1.58	$8.22
Weighted average LP units outstanding	71	65	62
Cash distributions declared per LP unit	$1.00	$0.55	$0.40

(1)	Automotive segment results are for the period March 1, 2008 through December 31, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES
IN PARTNERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2008, 2007 and 2006
(In Millions)

	General Partners' Equity (Deficit)	Limited Partners' Equity Depositary Units	Held in Treasury		Total Partners' Equity
			Amounts	Units
Balance, December 31, 2005	$25	$1,725	$(12)	1	$1,738
Comprehensive income:
Net earnings	601	507	—	—	1,108
Net unrealized gains on available-for-sale securities	3	29	—	—	32
Other comprehensive income	1	—	—	—	1
Comprehensive income	605	536	—	—	1,141
CEO LP unit options	—	6	—	—	6
Atlantic Coast bond conversion	—	2	—	—	2
Partnership distributions	(1)	(24)	—	—	(25)
PSC Metals dividend distribution	(33)	—	—	—	(33)
Equity in ImClone capital transactions	—	3	—	—	3
Balance, December 31, 2006	596	2,248	(12)	1	2,832
Cumulative effect of adjustment from adoption of SFAS No. 159	(1)	(41)	—	—	(42)
Comprehensive income:
Net earnings	205	103	—	—	308
Net unrealized losses on available-for-sale securities	—	(24)	—	—	(24)
Other comprehensive income	5	—	—	—	5
Comprehensive income	210	79	—	—	289
General partner contributions	16	—	—	—	16
Partnership distributions	(1)	(36)	—	—	(37)
Investment Management business acquisition	(810)	810	—	—	—
Investment Management business distributions	(445)	—	—	—	(445)
PSC Metals acquisition	(335)	—	—	—	(335)
PSC Metals capital contribution	39	—	—	—	39
Change in subsidiary equity	—	(3)	—	—	(3)
Cumulative effect of adjustment from adoption of FIN 48 and other	(1)	—	—	—	(1)
Balance, December 31, 2007	(732)	3,057	(12)	1	2,313
Comprehensive income:
Net earnings	14	(57)	—	—	(43)
Net unrealized losses on available-for-sale-securities	—	(8)	—	—	(8)
Defined benefit plans	(5)	(254)	—	—	(259)
Translation adjustments and other	(66)	(244)	—	—	(310)
Comprehensive income	(57)	(563)	—	—	(620)
Federal-Mogul acquisition	615	153	—	—	768
Partnership distributions	(1)	(71)	—	—	(72)
General partner contributions	3	—	—	—	3
Change in subsidiary equity and other	—	6	—	—	6
Balance, December 31, 2008	$(172)	$2,582	$(12)	1	$2,398

Accumulated Other Comprehensive Loss at December 31, 2008 was $270 million.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(In Millions)

	Year Ended December 31,
	2008(1)	2007	2006
Cash Flows from operating activities:
Net (loss) earnings	$(43)	$308	$1,108
(Loss) income from continuing operations:
Investment Management	$(335)	$170	$260
Adjustments to reconcile net (loss) earnings to net provided by (used in) operating activities:
Non-controlling interests in (loss) income	(2,513)	314	763
Investment losses (gains)	3,218	(386)	(963)
Purchases of securities	(9,104)	(8,998)	(4,268)
Proceeds from sales of securities	6,829	6,354	5,155
Purchases to cover securities sold, not yet purchased	(654)	(2,210)	(765)
Proceeds from securities sold, not yet purchased	3,437	1,592	990
Net premiums received on derivative contracts	77	—	—
Changes in operating assets and liabilities	(656)	135	(1,535)
Net cash provided by (used in) continuing operations	299	(3,029)	(363)
Automotive, Holding Company and other	(193)	49	51
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	332	36	46
Investment gains	(102)	(84)	(91)
Non-controlling interests in loss	(132)	(53)	(65)
Deferred income tax expense	(17)	(16)	(6)
Impairment loss on long-lived assets	450	25	32
Gain on extinguishment of debt	(146)	—	—
Other, net	85	2	61
Changes in operating assets and liabilities	272	68	86
Net cash provided by continuing operations	549	27	114
Net cash provided by (used in) continuing operations	848	(3,002)	(249)
Net cash (used in) provided by discontinued operations	(7)	86	231
Net cash provided by (used in) operating activities	841	(2,916)	(18)
Cash flows from investing activities:
Automotive, Holding Company and other:
Capital expenditures	(794)	(60)	(30)
Purchases of marketable equity and debt securities	(2)	(155)	(244)
Proceeds from sales of marketable equity and debt securities	565	337	570
Acquisitions of businesses, net of cash acquired	(68)	(48)	(99)
Other	53	27	23
Net cash (used in) provided by investing activities from continuing operations	(246)	101	220
Net cash provided by (used in) investing activities from discontinued operations	1,069	(10)	827
Net cash provided by investing activities	823	91	1,047

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Years Ended December 31, 2008, 2007 and 2006
(In Millions)

	Year Ended December 31,
	2008(1)	2007	2006
Cash flows from financing activities:
Investment Management:
Capital distributions to partners	—	(156)	—
Capital subscriptions received in advance	—	145	66
Capital distributions to non-controlling interests	(1,270)	(43)	—
Capital contributions by non-controlling interests	685	2,404	300
Net cash (used in) provided by financing activities from continuing operations	(585)	2,350	366
Automotive, Holding Company and other:
Partners’ equity:
Partnership distributions	(72)	(37)	(25)
PSC Metals acquisition	—	(335)	—
General partner contributions	3	16	—
Purchase of treasury shares by subsidiary	(17)	—	—
Dividends paid to minority holders of subsidiary	—	(19)	—
Proceeds from borrowings	44	1,155	34
Repayments of borrowings	(302)	(33)	(9)
Other	7	6	(41)
Net cash (used in) provided by financing activities from continuing operations	(337)	753	(41)
Net cash (used in) provided by financing activities from continuing operations	(922)	3,103	325
Net cash (used in) provided by financing activities from discontinued operations	(255)	(1)	15
Net cash (used in) provided by financing activities	(1,177)	3,102	340
Effect of exchange rate changes on cash	(57)	4	1
Net increase in cash and cash equivalents	430	281	1,370
Net increase (decrease) in cash of assets held for sale	69	(52)	147
Cash and cash equivalents, beginning of period	2,113	1,884	367
Cash and cash equivalents, end of period	$2,612	$2,113	$1,884
Supplemental information:
Cash payments for interest	$340	$150	$112
Cash payments for income taxes, net of refunds	$239	$27	$17
Net realized (losses) gains on securities available for sale	$(8)	$(24)	$30
LP unit issuance	$153	$810	$—
Equity received in consideration for sale of oil and gas	$—	$—	$231
Philip's contribution to redeem PSC Metal's debt	$—	$35	$—
Redemptions payable to non-controlling interests	$169	$88	$24

(1)	Automotive segment results are for the period March 1, 2008 through December 31, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of December 31, 2008, affiliates of Mr. Icahn owned 68,644,590 of our depositary units and 10,819,213 of our preferred units, which represented approximately 91.8% and 86.5% of our outstanding depositary units and preferred units, respectively.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 4, “Operating Units,” and Note 18, “Segment and Geographic Reporting.”

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

As further described in Note 2, “Summary of Significant Accounting Policies,” the Investment Funds and the Offshore Fund (as each term is defined herein) are consolidated into our financial statements even though we only have a minority interest in the equity and income of these funds. The majority ownership interests in these funds, which represent the portion of the consolidated net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds (as defined below) for the periods presented, are reflected as non-controlling interests in the accompanying consolidated financial statements.

In accordance with United States generally accepted accounting principles (“U.S. GAAP”), assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests, and the financial statements of previously separate companies for all periods under common control prior to the acquisition are restated on a consolidated basis.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

1. Description of Business and Basis of Presentation  – (continued)

As discussed in further detail in Note 3 “Acquisitions — Acquisition of Controlling Interest in Federal-Mogul Corporation,” we acquired a majority interest in Federal-Mogul Corporation (“Federal-Mogul”), from Thornwood Associates Limited Partnership (“Thornwood”) and Thornwood’s general partner, Barberry Corp. (“Barberry”). Thornwood and Barberry are wholly owned by Carl C. Icahn. The acquisition of the controlling interest in Federal-Mogul is accounted for as a combination of entities under common control and recorded at the historical basis of the assets and liabilities acquired at the effective date of control by Mr. Icahn, February 25, 2008.

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

Principles of Consolidation

General

The consolidated financial statements include the accounts of (i) Icahn Enterprises and (ii) the wholly and majority owned subsidiaries of Icahn Enterprises in which control can be exercised, in addition to those entities in which Icahn Enterprises has a substantive controlling, general partner interest or in which it is the primary beneficiary of a variable interest entity. We are considered to have control if we have a direct or indirect ability to make decisions about an entity’s activities through voting or similar rights. We use the guidance set forth in AICPA Statement of Position No.78-9, Accounting for Investments in Real Estate Ventures (“SOP 78-9”), Emerging Issues Task Force (“EITF”) Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF No. 04-05”), FASB Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”), and in Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries — An Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18, and ARB No. 43 Chapter 12 (“SFAS No. 94”), with respect to our investments in partnerships and limited liability companies. All intercompany balances and transactions are eliminated.

For investments in affiliates of 50% or less but greater than 20%, our Automotive segment accounts for such investments using the equity method pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), while investments in affiliates of 20% or less are accounted for under the cost method.

Investment Management

The accompanying financial statements include the consolidated financial statements of Icahn Capital LP (“Icahn Capital”) and the General Partners and certain consolidated Private Funds during the periods presented. As defined herein, the General Partners consist of the Onshore GP and Offshore GP (as defined below). The General Partners consolidate those entities in which (i) they have an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity pursuant to SFAS No. 94, (ii) they have a substantive controlling, general partner interest pursuant to EITF No. 04-05 or (iii) they are the primary beneficiary of a variable interest entity (a “VIE”) pursuant to FIN 46R. With respect to the consolidated Private Funds, the limited partners and shareholders have no substantive rights to impact ongoing governance and operating activities.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

The Onshore GP and Offshore GP are each consolidated into Icahn Capital as Icahn Capital is the general partner of such entities. Because we own 100% of the interests in Icahn Capital, Icahn Capital is consolidated into us.

Our consolidated financial statements include the results of Icahn Management LP (“Icahn Management”) through August 8, 2007 (and Icahn Capital Management LP (“New Icahn Management”) for the period August 8, 2007 through December 31, 2007.) We consolidated each of these entities as we had a substantive controlling, general partnership interest in these entities. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital.

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

Icahn Partners Master Fund LP (“Offshore Master Fund I”) is consolidated into Icahn Fund Ltd. (the “Offshore Fund”). In addition, the Offshore Fund, Icahn Partners Master Fund II L.P. (“Offshore Master Fund II”), Icahn Partners Master Fund III L.P. (“Offshore Master Fund III”) and, through October 1, 2006, Icahn Sterling Fund Ltd. (the “Sterling Fund”) are consolidated into the Offshore GP, pursuant to FIN 46R. On October 1, 2006, the Sterling Fund’s assets were contributed to the Offshore Fund. A VIE is defined in FIN 46R as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, will absorb a majority of the VIE's expected losses or receive a majority of the expected residual returns as a result of holding variable interests.

Although the Private Funds are not investment companies within the meaning of the ’40 Act, each of the consolidated Private Funds is, for purposes of U.S. GAAP, an investment company under the AICPA Audit and Accounting Guide — Investment Companies (the “AICPA Guide”). The General Partners adopted Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”) as of January 1, 2007. SOP 07-1, issued in June 2007, addresses whether the accounting principles of the AICPA Guide may be applied to an entity by clarifying the definition of an investment company and whether those accounting principles may be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Upon the adoption of SOP 07-1, (i) the Offshore GP lost its ability to retain specialized accounting pursuant to the AICPA Guide for either its equity method investment in Offshore Master Fund I or for its consolidation of the Offshore Fund, Offshore Master Fund II and Offshore Master Fund III, and (ii) the Onshore GP lost its ability to retain specialized accounting for its consolidation of the Onshore Fund, in each case, because both the Offshore GP and the Onshore GP do not meet the requirements for retention of specialized accounting under SOP 07-1, as the Offshore GP and Onshore GP and their affiliates acquire interests for strategic operating purposes in the same companies in which their subsidiary investment companies invest.

However, upon losing their ability to retain specialized accounting, the General Partners applied SFAS No. 115, Accounting for Investments in Debt and Equity Securities (“SFAS No. 115”), to their investments held by the consolidated Private Funds in debt securities and in those equity securities with readily determinable fair values, as defined by that statement, and classified such investments as available-for-sale securities and then elected the fair value option pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), and reclassified such securities as trading securities. For those equity securities that fall outside the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

scope of SFAS No. 115 because they do not have readily determinable fair values as defined by that Statement, the General Partners elected the fair value option pursuant to SFAS No. 159 and measured the fair value of such securities in accordance with the requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). For those investments in which the General Partners would otherwise account for such investments under the equity method, the General Partners, in accordance with their accounting policy, elected the fair value option pursuant to SFAS No. 159 for all such investments. The election of the fair value option pursuant to SFAS No. 159 was deemed to most accurately reflect the nature of our business relating to investments.

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

The special profits interest allocations (effective January 1, 2008), management fees earned through December 31, 2007 from certain consolidated entities and the incentive allocations are eliminated in consolidation; however, our allocated share of the net income from the Private Funds includes the amount of these eliminated fees and allocations. Accordingly, the consolidation of the Private Funds has no material net effect on our earnings from the Private Funds.

Use of Estimates in Preparation of Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. The more significant estimates include: (1) the valuation allowances of accounts receivable and inventory; (2) the valuation of long-lived assets, mortgages and notes receivable; (3) costs to complete for land, house and condominium developments; (4) deferred tax assets; (5) environmental liabilities; (6) fair value of derivatives; and (7) pension liabilities. Actual results may differ from the estimates and assumptions used in preparing the consolidated financial statements.

Cash and Cash Equivalents

We consider short-term investments, which are highly liquid with original maturities of three months or less at date of purchase, to be cash equivalents.

Cash Held at Consolidated Affiliated Partnerships and Restricted Cash — Investment Management

Cash held at consolidated affiliated partnerships and restricted cash consists of (i) cash and cash equivalents held by the Onshore Fund and Offshore Master Funds (as defined herein) that, although not legally restricted, is not available to fund the general liquidity needs of the Investment Management segment or Icahn Enterprises and (ii) restricted cash relating to derivatives held on deposit.

Investments and Related Transactions — Investment Management

Investment Transactions and Related Investment Income (Loss).   Investment transactions of the Private Funds are recorded on a trade date basis. Realized gains or losses on sales of investments are based on the first-in, first-out or the specific identification methods. Realized and unrealized gains or losses on investments are recorded in the consolidated statements of operations. Interest income and expenses are recorded on an accrual basis and dividends are recorded on the ex-dividend date. Premiums and discounts on fixed income securities are amortized using the effective yield method.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

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

Foreign Currency Transactions.  The books and records of the Private Funds are maintained in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Transactions during the period denominated in currencies other than U.S. dollars are translated at the rate of exchange applicable on the date of the transaction. Foreign currency translation gains and losses are recorded in the consolidated statements of operations. The Private Funds do not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in the market prices of securities. Such fluctuations are reflected in “Revenues — Investment Management.”

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

Due To Brokers.  Due to brokers represents margin debit balances collateralized by certain of the Private Funds’ investments in securities.

Investments — Other Operations

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities are deemed to be reasonable estimates of their fair values because of their short-term nature.

The fair values of investments and securities sold, not yet purchased are based on quoted market prices for those or similar investments. See Note 7, “Investments and Related Matters,” and Note 8, “Fair Value Measurements,” for further discussion.

The fair value of our long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities. The carrying value and estimated fair value of our long-term debt as of December 31, 2008 are approximately $4.6 billion and $2.3 billion, respectively. The carrying value and estimated fair value of our long-term debt as of December 31, 2007 are approximately $2.03 billion and $1.95 billion, respectively.

Fair Value Option for Financial Assets and Financial Liabilities

We adopted SFAS No. 159 as of January 1, 2007. SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Except for our Automotive segment as discussed above, we apply the fair value option to our investments that would otherwise be accounted under the equity method.

Derivatives

From time to time, our subsidiaries enter into derivative contracts, including purchased and written option contracts, swap contracts, futures contracts and forward contracts entered into by our Investment Management and Automotive segments. SFAS No. 133, which was amended by SFAS No. 138, established accounting and reporting standards for derivative instruments and for hedging activities, which generally require recognition of all derivatives as either assets or liabilities in the balance sheet at their fair value. The accounting for changes in fair value depends on the intended use of the derivative and its resulting designation. For further information regarding our Investment Management and Automotive segments’ derivative contracts, see Note 9, “Financial Instruments.”

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

Federal-Mogul has subsidiaries in Brazil, France, Germany, Italy and Spain that are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $222 million as of December 31, 2008. Of this amount, $209 million was factored without recourse and treated as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2008, Federal-Mogul had outstanding factored amounts of $8 million for which cash had not yet been drawn.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

Inventories, Net

Automotive Inventories.  Upon our acquisition of the controlling interest in Federal-Mogul, inventories were revalued in accordance with SFAS No. 141 and resulted in an increase to inventory balances. The increase to inventory resulting from our acquisition impacted cost of goods sold as the related inventory was sold. During the period March 1, 2008 through December 31, 2008, our Automotive segment recognized $60 million as additional cost of goods sold, thereby reducing gross margin by the same amount. Cost is determined using the first-in-first-out method. The cost of manufactured goods includes material, labor and factory overhead. Federal-Mogul maintains reserves for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

Metals Inventories.  Inventories at our Metals segment are stated at the lower of cost or market. Cost is determined using the average cost method. The production and accounting process utilized by the Metals segment to record recycled metals inventory quantities relies on significant estimates. Our Metals segment relies upon perpetual inventory records that utilize estimated recoveries and yields that are based upon historical trends and periodic tests for certain unprocessed metal commodities. Over time, these estimates are reasonably good indicators of what is ultimately produced; however, actual recoveries and yields can vary depending on product quality, moisture content and source of the unprocessed metal. To assist in validating the reasonableness of the estimates, our Metals segment performs periodic physical inventories which involve the use of estimation techniques. Physical inventories may detect significant variations in volume, but because of variations in product density and production processes utilized to manufacture the product, physical inventories will not generally detect smaller variations. To help mitigate this risk, our Metals segment adjusts its physical inventories when the volume of a commodity is low and a physical inventory can more accurately estimate the remaining volume.

Home Fashion Inventories.  Inventories at our Home Fashion segment are stated at the lower of cost or market. Cost is determined using the first-in-first-out method. The cost of manufactured goods includes material, labor and factory overhead. WestPoint International, Inc. (“WPI”) maintains reserves for estimated excess, slow-moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. A portion of WPI’s inventories serves as collateral under West Point Home Inc.’s unused senior secured revolving credit facility.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

Our consolidated inventories, net consisted of the following (in millions of dollars):

	December 31, 2008	December 31, 2007
Raw materials:
Automotive	$166	$—
Home Fashion	12	14
	178	14
Work in process:
Automotive	125	—
Home Fashion	33	47
	158	47
Finished Goods:
Automotive	603	—
Home Fashion	87	133
	690	133
Metals:
Ferrous	27	39
Non-ferrous	5	10
Secondary	35	23
	67	72
Total inventories, net	$1,093	$266

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

Real estate properties held for use or investment purposes, other than those accounted for under the financing method, are carried at cost less accumulated depreciation. Where declines in the values of the properties are determined to be other than temporary, the cost basis of the property is written down to net realizable value. A property is classified as held for sale at the time management determines that the criteria in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), have been met. Properties held for sale are carried at the lower of cost or net realizable value. Such properties are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

no longer depreciated and their results of operations are included in discontinued operations. As a result of the reclassification of certain real estate to properties held for sale during fiscal 2007, income and expenses of such properties are reclassified to discontinued operations for all prior periods. If management determines that a property classified as held for sale no longer meets the criteria in SFAS No. 144, the property is reclassified as held for use.

Goodwill and Intangible Assets

We account for goodwill and indefinite lived intangibles in accordance with SFAS No 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill and indefinite lived intangible assets include trademarks and tradenames acquired in acquisitions. For a complete discussion of the impairment of goodwill and indefinite intangible assets related to our various segments, see Note 4, “Operating Units,” and Note 10, “Goodwill and Intangible Assets.”

Accounting for the Impairment of Goodwill

We evaluate the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Accounting for the Impairment of Intangibles

We evaluate the recoverability of identifiable indefinite lived intangible assets whenever events or changes in circumstances indicate that an indefinite lived intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires that we make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

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

Accounting for Conditional Asset Retirement Obligations

We record conditional asset retirement obligations (“CARO”) in accordance with FIN 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term CARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 also clarifies that an entity is required to recognize a liability for the estimated fair value of a CARO when incurred if the fair value can be reasonably estimated. Our Automotive segment’s primary asset retirement activities relate to the removal of hazardous building materials at its facilities. Our Automotive segment records the CARO liability when the amount can be reasonably estimated, typically upon the expectation that a facility may be closed or sold.

Pension and Other Postemployment Obligations

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

Allocation of Net Profits and Losses in Consolidated Affiliated Partnerships — Investment Management

Net investment income and net realized and unrealized gains and losses on investments of the Private Funds are allocated to the respective partners or shareholders of the Private Funds based on their percentage ownership in such Private Funds at the beginning of each allocation period. Except for our limited partner interest, such allocations made to the limited partners or shareholders of the Private Funds are represented as non-controlling interests in our consolidated statements of operations. The beginning of an allocation period is defined as the beginning of each fiscal year, the date of admission of any new partner or shareholder of the Private Funds, the date of any additional subscription or date that immediately follows a redemption by a partner or shareholder of the Private Funds. Upon such allocation to partners based on their respective capital balances, generally 2.5% of the capital appreciation (both realized and unrealized) allocated to the Investment Funds’ limited partners or lesser amounts for certain limited partners are then reallocated to the Investment Funds' General Partners. Such reallocation is referred to as the General Partners' special profits interest allocation. In addition, the General Partners may also generally be allocated 25% of the net capital appreciation (both realized and unrealized), such amounts being referred to as incentive allocations, provided, however, that an incentive allocation with respect to a Private Fund shall not be made in any year to the extent that the special profits interest allocation relating to such Private Fund equal or exceeds the net capital appreciation for such Private Fund for such year. Additionally, incentive allocations are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). The total profits and losses allocated to the respective General Partners of the Investment Funds are included in the consolidated net income of New Icahn Management and the General Partners (as either the Onshore GP or Offshore GP act as general partner to the Investment Funds) and are allocated in a manner consistent with the manner in which capital is allocated to the partners of the New Icahn Management and the General Partners as further discussed below. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital. Icahn Capital is the general partner of Icahn Onshore GP and Icahn Offshore GP.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

Partners’ Capital — Investment Management

Icahn Capital, New Icahn Management, and the General Partners are each organized as a limited partnership formed pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act. As discussed above, effective January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital. Limited partner interests have been granted in the General Partners to allow certain employees and individuals to participate in a share of the special profits interest allocations and incentive allocations earned by the General Partners (and prior to January 1, 2008, limited partner interests had been granted in New Icahn Management to allow such employees to participate in a share of the management fees and incentive allocations.) Prior to the completion of our acquisition of the partnership interests on August 8, 2007, all limited partnership admissions to New Icahn Management and the General Partners had been determined by the respective general partner entity of New Icahn Management and the General Partners, each of which was principally owned by Mr. Icahn.

Icahn Capital, New Icahn Management, and the General Partners, individually, intend to be treated as partnerships for federal income tax purposes, and as such shall maintain a capital account for each of their partners. Each partner of the General Partners will be allocated an amount of special profits interest allocations (and prior to January 1, 2008, management fees) and incentive allocations subject to, and as determined by, the provisions of such limited partner's agreements with each of the General Partners (and prior to January 1, 2008, New Icahn Management.) Special profits interest allocations (and prior to January 1, 2008, management fees) and incentive allocations not allocated to the limited partners per their respective agreements are generally allocated to the general partners. Other partnership profits and losses of Icahn Capital (and prior to January 1, 2008, New Icahn Management) and each of the General Partners are generally allocated among the respective partners in Icahn Capital (and prior to January 1, 2008, New Icahn Management) and each of the General Partners pro rata in accordance with their capital accounts.

Income allocations to all partners in each of the General Partners (and prior to January 1, 2008, New Icahn Management), except the general partner entity, are accounted for as compensation expense as more fully described in Note 14, “Compensation Arrangements.” All amounts allocated to these partners' capital accounts and their respective capital contributions are included in accounts payable and accrued expenses and other liabilities on the consolidated balance sheets until those amounts are paid out in accordance with the terms of each respective partner's agreement. Payments made to the respective general partner and any limited partner interests held by Mr. Icahn are treated as equity distributions.

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

Deferred tax assets are limited to amounts considered to be realizable in future periods. A valuation allowance is recorded against deferred tax assets if management does not believe that we have met the “more likely than not” standard imposed by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), to allow recognition of such an asset.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

We adopted FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely to be recognized upon ultimate settlement with the taxing authority is recorded. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. See Note 19, “Income Taxes,” for additional information.

Compensation Arrangements

In December 2004, SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), was issued. This accounting standard eliminated the ability to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) requires public entities to record non-cash compensation expense related to payment for employee services by an equity award, such as stock options, in their financial statements over the requisite service period. We adopted SFAS No. 123(R) as of June 30, 2005. See Note 14, “Compensation Arrangements,” for further discussion regarding compensation arrangements of our Investment Management and Automotive segments.

Revenue and Expense Recognition

Investment Management

Revenue Recognition:  The Investment Management segment generates income from amounts earned pursuant to contractual arrangements with the Private Funds. Such amounts include income from (1) special profits interest allocations effective January 1, 2008 (and prior to January 1, 2008, management fees); (2) incentive allocations and (3) gains and losses from our investments in the Private Funds.

Prior to January 1, 2008, the management agreements between New Icahn Management and the Private Funds provided for management fees to be paid by each of the Feeder Funds (as defined herein) and the Onshore Fund to New Icahn Management at the beginning of each quarter generally in an amount equal to 0.625% (2.5% annualized) of the net asset value of each Investor’s (defined below) investment in the Feeder Fund or Onshore Fund, as applicable, and were recognized quarterly.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

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

In the event that sufficient net profits are not generated by an Investment Fund with respect to a capital account to meet the full Target Special Profits Interest Amount for an Investor for a calendar year, a special profits interest allocation will be made to the extent of such net profits, if any, and the shortfall will be carried forward (without interest or a preferred return thereon) and added to the Target Special Profits Interest Amount determined for such Investor for the next calendar year. Appropriate adjustments will be made to the calculation of the special profits interest allocation for new subscriptions and withdrawals by Investors. In the event that an Investor redeems in full from a Feeder Fund or the Onshore Fund before the entire Target Special Profits Interest Amount determined for such Investor has been allocated to the General Partner in the form of a special profits interest allocation, the Target Special Profits Interest Amount that has not yet been allocated to the General Partner will be forfeited and the General Partner will never receive it.

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

Incentive allocations are generally 25% of the net profits (both realized and unrealized) generated by fee-paying investors in the Investment Funds and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods are recovered). These allocations are calculated and allocated to the capital accounts of the General Partners at the end of each year except for incentive allocations earned as a result of investor redemption events during interim periods.

All of the special profits interest allocations (effective January 1, 2008), if any, substantially all of the management fees (prior to January 1, 2008), from certain consolidated entities and all of the incentive allocations, if any, are eliminated in consolidation; however, our share of the net income from the Private Funds includes the amount of these eliminated fees and allocations.

The special profits interest allocations and incentive allocations from the Onshore Fund and Offshore Master Funds, if any, are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“EITF Topic D-96”), and are allocated to the Onshore GP and the Offshore GP, respectively, at the end of the Onshore Fund’s and each Offshore Master Funds’ fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Onshore Fund’s and Offshore Master Funds’ fiscal year at December 31.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

Automotive

Revenue Recognition:  Federal-Mogul records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectibility of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

Rebates/Sales Incentives:  Federal-Mogul accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

Shipping and Handling Costs:  Federal-Mogul recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

Engineering and Tooling Costs:  Pre-production tooling and engineering costs that Federal-Mogul will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides Federal-Mogul with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by Federal-Mogul are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tools’ expected life or the duration of the related program.

Research and Development and Advertising Costs:  Federal-Mogul expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $142 million for the period March 1, 2008 through December 31, 2008. As a percentage of OEM sales, R&D expense was 4% for the period March 1, 2008 through December 31, 2008.

Restructuring:  Federal-Mogul defines restructuring expense to include costs directly related to exit or disposal activities accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 112, Employers' Accounting for Postemployment Benefits, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

Metals

Revenue Recognition:  PSC Metals’ primary source of revenue is from the sale of processed ferrous and non-ferrous scrap metals. PSC Metals also generates revenues from sales of secondary plate and pipe, the brokering of scrap metals and from services performed. All sales are recognized when title passes to the customer. Revenues from services are recognized as the service is performed. Sales adjustments related to price and weight differences are reflected as a reduction of revenues when settled.

Home Fashion

Revenue Recognition:  WPI records revenue when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed and determinable and collectibility is reasonably assured. Unless otherwise agreed in writing, title and risk of loss pass from WPI to the customer when WPI delivers the merchandise to the designated point of delivery, to the designated point of destination or to the designated carrier, free on board. Provisions for certain rebates, sales incentives, product returns and discounts to customers are recorded in the same period the related revenue is recorded.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

Sales Incentives:  Customer incentives are provided to major WPI customers. These incentives begin to accrue when a commitment has been made to the customer and are recorded as a reduction to sales.

Real Estate

Revenue Recognition:  Revenue from real estate sales and related costs are recognized at the time of closing primarily by specific identification. We follow the guidelines for profit recognition set forth by SFAS No. 66, Accounting for Sales of Real Estate. Substantially all of the property comprising our net lease portfolio is leased to others under long-term net leases and we account for these leases in accordance with the provisions of SFAS No. 13, Accounting for Leases, as amended. This statement sets forth specific criteria for determining whether a lease is to be accounted for as a financing lease or an operating lease. Under the financing method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered the gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized to income over the lease term so as to produce a constant periodic rate of return on the net investment in the lease. Under the operating method, revenue is recognized as rentals become due, and expenses (including depreciation) are charged to operations as incurred.

Net Earnings Per Limited Partner Unit

Basic earnings per LP unit are based on net earnings after deducting preferred pay-in-kind distributions to preferred unitholders. The resulting net earnings available for limited partners are divided by the weighted average number of depositary limited partnership units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating diluted net earnings per limited partner unit.

For accounting purposes, earnings from the Investment Management segment prior to the acquisition of the partnership interests as described herein on August 8, 2007, earnings from PSC Metals prior to the acquisition on November 5, 2007, and earnings from Federal-Mogul prior to the acquisition on July 3, 2008 have been allocated to Icahn Enterprises GP, our general partner, for accounting purposes and therefore are excluded from the computation of basic and diluted earnings or loss per LP unit.

Accounting for the Acquisition and Disposition of Common Control Entities

Acquisitions of entities under common control are reflected in a manner similar to pooling of interests. The general partner’s capital account is charged or credited for the difference between the consideration we pay for the entity and the related entity’s basis prior to our acquisition. Net gains or losses of an acquired entity prior to the company’s acquisition date are allocated to the general partner’s capital account. In allocating gains and losses upon the sale of a previously acquired common control entity, we allocate a gain or loss for financial reporting purposes by first restoring the general partner’s capital account for the cumulative charges or credits relating to prior periods recorded at the time of our acquisition and then allocating the remaining gain or loss among the general and limited partners in accordance with their respective percentages under the Partnership Agreement (i.e., 98.01% to the limited partners and 1.99% to the general partner).

General Partnership Interest of Icahn Enterprises

The general partner’s capital account generally consists of its cumulative share of our net income less cash distributions plus capital contributions. Additionally, in acquisitions of common control companies accounted for at historical cost similar to a pooling of interests, the general partner’s capital account would be charged (or credited) in a manner similar to a distribution (or contribution) for the excess (or deficit) of the fair value of consideration paid over historical basis in the business acquired.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

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

Environmental Liabilities

We recognize environmental liabilities when a loss is probable and reasonably estimable. Such accruals are estimated based on currently available information, existing technology and enacted laws and regulations. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where we may be jointly and severally liable with such parties. We regularly evaluate and revise estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Sales of Subsidiary Stock

SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary (“SAB 51”), provides guidance on accounting for the effect of issuances on a subsidiary’s stock on the parent’s investment in that subsidiary. SAB 51 allows registrants to elect an accounting policy of recording such increases or decreases in a parent’s investment (SAB 51 credits or charges, respectively) as either a gain or loss in the statement of operations or reflected as an equity transaction. In accordance with the election provided in SAB 51, we adopted a policy of recording such SAB 51 credits or charges directly to partners’ equity. SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) as discussed below, requires such transactions be charged to partners’ equity. Accordingly, the adoption of SFAS No. 141(R) as of January 1, 2009 will not have any impact in our consolidated financial statements with respect to transactions involving sales of subsidiary stock.

Foreign Currency Translation

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
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

New Accounting Policies

The Investment Management segment adopted Method 2 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“EITF D-96”), related to a new special profits interest allocation agreement, effective January 1, 2008 as more fully described above.

The Investment Management segment enters into various derivative contracts, such as credit default swaps, and has adopted FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), as more fully described in Note 9, “Financial Instruments.”

Recently Issued Accounting Pronouncements

SFAS No. 141(R).  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be expensed as incurred and restructuring costs be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in partners’ equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; earnings per L.P. unit will be reported after the adjustment for non-controlling interest in income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Early adoption of SFAS No. 160 is not permitted.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Since SFAS No. 161 requires additional disclosures regarding derivative and hedging activities, the adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

FSP No. 133-1 and FIN 45-4.  In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4 Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

2. Summary of Significant Accounting Policies  – (continued)

FAS 133-1 and FIN 45-4”). This FSP amends SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effects on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/ performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008. For periods after the initial adoption date, comparative disclosures are required. We adopted FSP FAS 133-1 and FIN 45-4 on December 31, 2008. See Note 9, “Financial Instrument” for further discussion.

FSP FAS 140-4 and FIN 46(R)-8.  In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FAS 140-4 and FIN 46(R)-8”). FAS 140-4 and FIN 46(R)-8 increases disclosures for public companies about securitizations, asset-backed financings and variable interest entities. The FSP is effective for reporting periods that end after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP will not affect our financial condition, results of operations or cash flows.

3. Acquisitions

Acquisition of Controlling Interest in Federal-Mogul Corporation

On July 3, 2008, pursuant to a stock purchase agreement with Thornwood and Thornwood’s general partner, Barberry, we acquired a majority interest in Federal-Mogul for an aggregate price of $862,750,000 (or $17.00 per share, which represented a discount to Thornwood’s purchase price of such shares). Thornwood and Barberry are wholly owned by Mr. Carl C. Icahn. Prior to our majority interest acquisition of Federal-Mogul, Thornwood owned an aggregate of 75,241,924 shares of stock of Federal-Mogul (“Federal-Mogul Shares.”) Thornwood had acquired such shares as follows: (i) 50,100,000 Federal-Mogul Shares pursuant to the exercise of two options on February 25, 2008 acquired in December 2007 from the Federal-Mogul Asbestos Personal Injury Trust; and (ii) 25,141,924 Federal-Mogul Shares pursuant to and in connection with Federal-Mogul’s Plan of Reorganization under Chapter 11 of the United States Code, which became effective on December 27, 2007.

On December 2, 2008, we acquired an additional 24,491,924 Federal-Mogul Shares from Thornwood, which represented the remaining Federal-Mogul Shares owned by Thornwood. As a result of this transaction, we beneficially own 75,241,924 Federal-Mogul Shares, or 75.7% of the total issued and outstanding capital stock of Federal-Mogul. In consideration of the acquisition of the additional Federal-Mogul Shares, we issued to Thornwood 4,286,087 (or $153 million based on the opening price of $35.60 on our depositary units on December 2, 2008) fully paid and non-assessable depositary units representing our limited partner interests.

Each of the acquisitions was approved by the audit committee of the independent directors of Icahn Enterprises GP. The audit committee was advised by its own legal counsel and independent financial advisor with respect to the transaction. The audit committee received an opinion from its financial advisor as to the fairness to us, from a financial point of view, of the consideration paid.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

3. Acquisitions  – (continued)

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

The predecessor to Federal-Mogul (the “Predecessor Company”) and all of its then-existing wholly owned U.S. subsidiaries filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001 (the “Petition Date”), certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) also filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007 (the “Effective Date”), the Plan became effective in accordance with its terms. On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continued to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred herein as “Federal-Mogul” or the “Successor Company”).

In accordance with U.S. GAAP, Federal-Mogul was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values.

The Bankruptcy Court confirmed the Plan based upon a reorganization value of Federal-Mogul between $4,369 million and $4,715 million, which was estimated using various valuation methods, including (i) a comparison of Federal-Mogul and its projected performance to the market values of comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to Federal-Mogul; and (iii) a calculation of the present value of the future cash flows of Federal-Mogul under its projections. Based upon a reevaluation of relevant factors used in determining the range of reorganization value and updated expected cash flow projections, Federal-Mogul concluded that $4,369 million should be used for fresh-start reporting purposes as it most closely approximated fair value.

In accordance with fresh-start reporting, Federal-Mogul’s reorganization value has been allocated to existing assets using the measurement guidance provided in SFAS No. 141. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Deferred taxes have been determined in conformity with SFAS No. 109. The excess of reorganization value over the value of net tangible and identifiable intangible assets and liabilities was recorded as goodwill.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

3. Acquisitions  – (continued)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Federal-Mogul recorded on February 29, 2008. The initial fair values of the assets acquired are based on estimated fair values of Federal-Mogul upon emergence from bankruptcy on December 27, 2007, as modified by Federal-Mogul’s operating results for the period January 1, 2008 through February 29, 2008. In accordance with SFAS No. 141, certain long-term assets have been increased by $20 million as a result of our required utilization of Thornwood’s underlying basis in such assets. As discussed in Note 4, “Operating Units — Federal-Mogul,” Federal-Mogul recorded impairment charges related to its goodwill in the fourth quarter of fiscal 2008. Accordingly, as of December 31, 2008, we have written off $20 million of our goodwill related to our acquisition of the controlling interest in Federal-Mogul in conjunction with Federal-Mogul’s goodwill impairment charges.

	Fair Value	Fair Value Over Basis	February 29, 2008
	(Millions of Dollars)
Cash and equivalents	$801	$—	$801
Accounts receivable, net	1,187	—	1,187
Inventories, net	1,120	—	1,120
Property, plant and equipment, net	2,105	—	2,105
Goodwill and intangible assets	2,112	20	2,132
Other assets	840	—	840
Assets Acquired	8,165	20	8,185
Accounts payable, accrued expenses and other liabilities	2,073	—	2,073
Debt	2,934	—	2,934
Postemployment benefits liability	1,008	—	1,008
Liabilities Assumed	6,015	—	6,015
Net Assets Acquired	$2,150	$20	$2,170
Non-controlling interests			$(540)
			$1,630

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

3. Acquisitions  – (continued)

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

	Year Ended December 31, 2008 (Unaudited)
	Icahn Enterprises	Federal- Mogul	Pro Forma Adjustments	Total
		(January 1, 2008 to February 29, 2008)
Revenues	$5,027	$1,222	$—	$6,249
Loss from continuing operations	$(528)	$(31)	$105	$(454)
Net earnings (loss)	$(43)	$(31)	$105	$(31)
Basic and diluted loss per LP unit – continuing operations	$(7.84)			$(6.38)

	Year Ended December 31, 2007
	Icahn Enterprises	Federal- Mogul	Pro Forma Adjustments	Total
Revenues	$2,491	$7,001	$(30)	$9,462
Income from continuing operations	$219	$1,412	$(1,357)	$274
Net earnings	$308	$1,412	$(1,357)	$363
Basic and diluted earnings per LP unit – continuing operations	$0.24			$1.00

The pro forma adjustments relate to the elimination of Chapter 11 expenses, adjustments relating to the adoption of fresh-start reporting, and the 24.3% of Federal-Mogul’s income allocable to the non-controlling interests.

4. Operating Units

a. Investment Management

On August 8, 2007, we entered into a Contribution and Exchange Agreement (the “Contribution Agreement”) with CCI Offshore Corp., CCI Onshore Corp., Icahn Management, a Delaware limited partnership, and Carl C. Icahn. Pursuant to the Contribution Agreement, we acquired the general partnership interests in Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”), acting as general partners of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined below). We also acquired the general partnership interest in New Icahn Management, a Delaware limited partnership.

Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds (as defined below). As further discussed below, effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

4. Operating Units  – (continued)

only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd.

The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, the management agreements between New Icahn Management and the Private Funds were terminated, resulting in the termination of the Feeder Funds’ and the Onshore Fund’s obligations to pay management fees thereunder. In addition, the limited partnership agreements of the Investment Funds (the “Investment Fund LPAs”) were amended to provide that, as of January 1, 2008, the General Partners will provide or cause their affiliates to provide to the Private Funds the administrative and back office services that were formerly provided by New Icahn Management (the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds. As of January 1, 2008, New Icahn Management distributed its net assets to Icahn Capital. Icahn Capital is the general partner of Onshore GP and Offshore GP. Effective January 1, 2008, we have adopted a new revenue recognition policy with respect to the special profits interest allocation as discussed in Note 2, ”Summary of Significant Accounting Policies — Revenue and Expense Recognition — Investment Management.”

Our Investment Management segment’s revenues are affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners’ incentive allocations and special profits interest allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of EITF Topic D-96 and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance prior to the conclusion of the Private Funds’ fiscal year.

For fiscal 2008, the Target Special Profits Interest Amount was $70 million, net of a hypothetical loss from the Investment Funds and forfeited amounts based on redemptions in full. For detailed discussion of the Target Special Profits Interest Amount, see Note 2, “Summary of Significant Accounting Policies — Invest- ment Management — Revenue and Expense Recognition.” No accrual for special profits interest allocation was made for the twelve months ended December 31, 2008 due to losses in the Investment Funds. The Target Special Profits Interest Amount will be carried forward and will be accrued to the extent that there are sufficient net profits in the Investment Funds during the investment period to cover such amounts. There was no special profits interest allocation for the year ended December 31, 2007 because the special profits interest allocations started effective January 1, 2008.

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

Federal-Mogul believes that its sales are well balanced between OEM and aftermarket, as well as domestic and international markets. Federal-Mogul’s customers include the world’s largest light and commercial

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

4. Operating Units  – (continued)

vehicle OEMs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets, such as Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets, including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

Restructuring Expenses

Federal-Mogul’s restructuring activities are undertaken as necessary to execute its strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize Federal-Mogul’s businesses and to relocate manufacturing operations to lower cost markets. These activities generally fall into one of the following categories:

•	Closure of Facilities and Relocation of Production — in connection with Federal-Mogul’s strategy, certain operations have been closed and related production relocated to best cost countries or to other locations with available capacity.
•	Consolidation of Administrative Functions and Standardization of Manufacturing Processes — as part of its productivity strategy, Federal-Mogul has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions. Federal-Mogul continues to solidify certain components of this plan, and will announce those components as plans are finalized. For the period March 1, 2008 through December 31, 2008, Federal-Mogul has recorded $132 million in restructuring charges associated with Restructuring 2009 and other restructuring programs, and expects to incur additional restructuring charges up to $37 million through fiscal 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Federal-Mogul expects to finance its restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under the Exit Facilities, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of March 1, 2008, the accrued liability balance relating to restructuring programs was $14 million. For the period March 1, 2008 through December 31, 2008, Federal-Mogul incurred $132 million of restructuring charges. Federal-Mogul paid $36 million of restructuring charges for the period March 1, 2008 through December 31, 2008. Restructuring charges are included in expenses within our consolidated statements of operations. As of December 31, 2008, the accrued liability balance was $113 million, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges for the period March 1, 2008 through December 31, 2008 were $132 million. We report cumulative restructuring charges for Federal-Mogul effective March 1, 2008, the date on which Federal-Mogul became under common control with us.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

4. Operating Units  – (continued)

Adjustments of Assets to Estimated Fair Value

Our Automotive segment recorded total impairment charges of $434 million for the period March 1, 2008 through December 31, 2008 as follows:

Amount
Long-lived tangible assets	$19
Goodwill	222
Other indefinite-lived intangible assets	130
Investments in unconsolidated subsidiaries	63
$434

Federal-Mogul’s impairment of goodwill and other indefinite-lived intangible assets are discussed further in Note 10, “Goodwill and Intangible Assets.” Impairments of investments in unconsolidated affiliates are discussed further in Note 7, “Investments and Related Matters — Automotive.”

Federal-Mogul recorded impairment charges of $19 million for the period March 1, 2008 through December 31, 2008 to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144. Included in these impairment charges are charges related to operating facilities for which Federal-Mogul will announce the closures in fiscal 2009 as part of its ongoing Restructuring 2009 program. In recording the impairment charges, Federal-Mogul compared estimated net realizable values of property, plant and equipment to their current carrying values. Impairment charges are included in expenses within our consolidated statements of operations.

c. Metals

On November 5, 2007, we acquired all of the issued and outstanding capital stock of PSC Metals, Inc. (“PSC Metals”) for a total consideration of $335 million in cash. We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals. PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets. For fiscal 2008 PSC Metals’ had one customer who accounted for approximately 13% of net sales. PSC Metals did not have any customers who accounted for more than 10% of net sales in fiscal 2007 or fiscal 2006.

During fiscal 2008 and fiscal 2007, PSC Metals completed the acquisitions of substantially all of the assets of four scrap metal recyclers. The aggregate purchase price for the acquisitions was $55 million, the most significant of which was $42 million relating to the September 2007 acquisition of substantially all of the assets of WIMCO Operating Company, Inc., a full service scrap metal recycler located in Ohio. A total of $10 million of goodwill was recorded related to these acquisitions based on final purchase price allocations. The results of operations for yards acquired are reflected in the consolidated results of PSC Metals from the dates of acquisition. If the acquisitions had occurred at the beginning of fiscal 2008, fiscal 2007, or fiscal 2006 our consolidated unaudited pro forma net revenue, net income and diluted earnings per share for such years would not have been materially different than the amounts we reported, and, therefore, pro forma results are not presented.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

4. Operating Units  – (continued)

PSC metals evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, PSC Metals compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. PSC Metals’ evaluation of its goodwill resulted in no impairment losses during fiscal 2008 or fiscal 2007.

d. Real Estate

Our Real Estate segment consists of rental real estate, property development and associated resort activities.

As of December 31, 2008 and 2007, we owned 31 and 32 rental real estate properties, respectively. In August 2008, the Real Estate segment acquired two net leased properties for $465 million pursuant to an Internal Revenue Code (the “Code”) Section 1031 exchange. The acquisition of these two net leased properties was funded from a portion of the gross proceeds received from the sale of our Gaming segment. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 335 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well. We also completed a residential community in Westchester County, New York during the third quarter of fiscal 2008.

Our Real Estate operations compares the carrying value of its real estate portfolio, which includes commercial property for rent and residential property for current and future development, to its estimated realizable value to determine if its carrying costs will be recovered. In cases where our Real Estate operations do not expect to recover its carrying cost, an impairment charge is recorded as an expense and a reduction in the carrying cost of the asset. In developing assumptions as to estimated realizable value, our Real Estate operations consider current and future house prices, construction and carrying costs and sales absorptions for its residential inventory and current and future rental rates for its commercial properties.

For each of fiscal 2008 and fiscal 2007, our Real Estate operations recorded impairment charges of $4 million. Impairment charges for fiscal 2006 were immaterial. In fiscal 2008, impairment charges of $4 million related to our development properties. In fiscal 2007, impairment charges of $3 million related to development properties and $1 million related to rental properties. These impairment charges are related to the general slowdown in residential and vacation home sales. Impairment charges are included in expenses within our consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

4. Operating Units  – (continued)

The following is a summary of the anticipated future receipts of the minimum lease payments receivable under the financing and operating method at December 31, 2008 (in millions of dollars):

Year	Amount
2009	$51
2010	50
2011	50
2012	50
2013	50
Thereafter	312
$563

As of December 31, 2008 and 2007, $94 million and $54 million, respectively, of the net investment in financing leases and net real estate leased to others, which is included in other assets, was pledged to collateralize the payment of nonrecourse mortgages payable.

e. Home Fashion

We conduct our Home Fashion segment through our majority ownership in WestPoint International, Inc. (“WPI”), a manufacturer and distributor of home fashion consumer products. WPI is engaged in the business of manufacturing, sourcing, marketing and distributing bed and bath home fashion products, including, among others, sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. WPI recognizes revenue primarily through the sale of home fashion products to a variety of retail and institutional customers. In addition, WPI receives a small portion of its revenues through the licensing of its trademarks. During the fourth quarter of fiscal 2007, WPI sold the inventory at all of its 30 retail outlet stores and subsequently ceased operations of its retail stores. Therefore, the portion of the business related to the retail operations has been classified for all periods presented as discontinued operations.

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. For fiscal 2008 and fiscal 2007 net sales to two customers amounted to 26% and 25%, respectively, of total net sales. In fiscal 2006, sales to one customer accounted for 15% of net sales.

Acquisition History

On August 8, 2005, we acquired 13.2 million, or 67.7%, of the 19.5 million outstanding common shares of WPI. Pursuant to the asset purchase agreement between WPI and WestPoint Stevens Inc. (“WPS”), rights to subscribe for an additional 10.5 million shares of common stock at a price of $8.772 per share, or the rights offering, were allocated among former creditors of WPS. Depending upon the extent to which the other holders exercise certain subscription rights, we may acquire additional shares and may beneficially own between 15.7 million and 23.7 million shares of WPI common stock representing between 52.3% and 79.0% of the 30.0 million common shares that would then be outstanding.

On December 20, 2006, we acquired: (a) 1,000,000 shares of Series A-1 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million, and (b) 1,000,000 shares of Series A-2 Preferred Stock of WPI for a purchase price of $100 per share, for an aggregate purchase price of $100.0 million. Each of the Series A-1 and Series A-2 Preferred Stock has a 4.50% annual dividend, which is paid quarterly. For the first two years after issuance, the dividends are to be paid in the form of additional preferred stock. Thereafter, the dividends are to be paid in cash or in additional preferred stock at the option of WPI. Each of the Series A-1 and Series A-2 Preferred Stock is convertible into common shares of WPI at a rate of $10.50 per share, subject to certain anti-dilution provisions; provided, however, that under certain circumstances, $92.1 million of the Series A-2 Preferred Stock may be converted at a rate of $8.772 per share.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

4. Operating Units  – (continued)

As discussed in Note 20, “Commitments and Contingencies,” legal proceedings with respect to the acquisition are ongoing.

Restructuring and Impairment Expenses

To improve WPI’s competitive position, WPI management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. In the second quarter of fiscal 2008, WPI entered into an agreement with a third party to manage the majority of its U.S. warehousing and distribution operations, which WPI is consolidating into its Wagram, NC facility. As of December 31, 2008, $165 million of WPI’s assets are located outside of the United States, primarily in Bahrain.

WPI incurred restructuring costs of $25 million, $19 million and $12 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. Restructuring charges are included in expenses within our consolidated statements of operations. The amount of accrued restructuring costs at December 31, 2007 was $1 million. WPI paid $25 million of restructuring charges during fiscal 2008. As of December 31, 2008, the accrued liability balance was $1 million, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through December 31, 2008 were $58 million.

WPI incurred non-cash impairment charges that were primarily related to plants that have closed of $12 million, $30 million and $34 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Included in these charges were impairment charges related to WPI’s trademarks of $6 million and $5 million for fiscal 2008 and fiscal 2007, respectively. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. In recording impairment charges related to its trademarks, WPI compared the fair value of the intangible asset with its carrying value. The estimates of fair value of trademarks are determined using a discounted cash flow valuation methodology commonly referred to as the “relief from royalty” methodology. Significant assumptions inherent in the “relief from royalty” methodology employed include estimates of appropriate marketplace royalty rates and discount rates. Impairment charges are included in expenses within our consolidated statements of operations.

WPI anticipates that restructuring charges will continue to be incurred throughout fiscal 2009. WPI anticipates incurring restructuring costs and impairment charges in fiscal 2009 relating to the current restructuring plan between $12 million and $17 million primarily related to the continuing costs of its closed facilities, transition expenses and impairment charges. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

5. Discontinued Operations and Assets Held for Sale

Results of Discontinued Operations and Assets and Liabilities Held for Sale

Gaming

On November 17, 2006, within our former Gaming segment, our indirect majority owned subsidiary, Atlantic Coast Entertainment Holdings, Inc. (“Atlantic Coast”), completed the sale to Pinnacle Entertainment, Inc. (“Pinnacle”) of the outstanding membership interests in ACE Gaming LLC (“ACE”), the owner of The Sands Hotel and Casino in Atlantic City, N.J., and 100% of the equity interests in certain subsidiaries of Icahn Enterprises Holdings which owned parcels of real estate adjacent to The Sands, including the Traymore site.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

5. Discontinued Operations and Assets Held for Sale  – (continued)

The aggregate sales price was $275 million, of which approximately $201 million was paid to Atlantic Coast and approximately $74 million was paid to affiliates of Icahn Enterprises Holdings for subsidiaries which owned the Traymore site and the adjacent properties.

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC (“ACEP”), for $1.2 billion to an affiliate of Whitehall Street Real Estate Fund, realizing a gain of $472 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

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

We elected to deposit approximately $1.2 billion of the gross proceeds from the sale into escrow accounts to fund investment activities through tax-deferred exchanges under Section 1031 of the Code. During the third quarter of fiscal 2008, we invested $465 million of the gross proceeds to purchase two net leased properties within our Real Estate segment, resulting in a deferral of $103 million in taxes. The balance of the escrow accounts was subsequently released.

Home Fashion — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI accrued in fiscal 2007 $8 million of expense relating to the estimated liability for termination of the leases relating to its retail outlet stores facilities. As of December 31, 2008 and 2007, the accrued lease termination liability balance was $3 million and $7 million, respectively, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations changed during fiscal 2008 and certain amounts in the consolidated statements of operations for fiscal 2007 and fiscal 2006 and cash flows for fiscal 2007 and fiscal 2006 have been reclassified to conform to the properties that have been classified as held for sale in the current period.

Oil and Gas

On November 21, 2006, our indirect wholly owned subsidiary, AREP O & G Holdings, consummated the sale of all of the issued and outstanding membership interests of NEG Oil & Gas to SandRidge, for consideration consisting of $1.025 billion in cash, 12,842,000 shares of SandRidge’s common stock, valued, at the date of closing, at $18 per share, and the repayment by SandRidge of $300.0 million of debt of NEG Oil & Gas. On April 4, 2007, we sold our entire position in SandRidge for cash consideration of $243 million.

On November 21, 2006, pursuant to an agreement dated October 25, 2006 among Icahn Enterprises Holdings, NEG Oil & Gas and National Energy Group, Inc. (“NEGI”), NEGI sold its membership interest in NEG Holding to NEG Oil & Gas for consideration of $261 million. Of that amount, $150 million was used to repay the principal of and accrued interest with respect to the NEGI 10.75% senior notes due 2007, all of which was held by us.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

5. Discontinued Operations and Assets Held for Sale  – (continued)

Results of Discontinued Operations

The financial position and results of operations for our former Oil and Gas, former Gaming and certain portions of the Home Fashion and Real Estate segments described below are presented as assets and liabilities of discontinued operations held for sale in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented in accordance with SFAS No. 144.

A summary of the results of operations for our discontinued operations for fiscal 2008, fiscal 2007 and fiscal 2006 (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Revenues:
Oil and Gas	$—	$—	$354
Gaming(1)	60	444	524
Real Estate	1	3	5
Home Fashion – retail stores	—	47	67
Total revenues	$61	$494	$950
Income (loss) from discontinued operations:
Oil and Gas	$—	$—	$183
Gaming	13	100	45
Real Estate	1	2	3
Home Fashion – retail stores	—	(20)	(7)
Total income from discontinued operations before income taxes, interest and other income	14	82	224
Interest expense	(3)	(21)	(46)
Interest and other income	—	21	13
Income from discontinued operations before income taxes and non-controlling interests in loss	11	82	191
Income tax expense	(4)	(19)	(17)
	7	63	174
Non-controlling interest in loss (income)	—	5	(53)
Gain on sales of discontinued operations, net of income tax expense	478	21	676
Income from discontinued operations	$485	$89	$797

(1)	Gaming segment results for fiscal 2008 are through February 20, 2008, the date of the ACEP sale.

Interest and other income for fiscal 2007 includes $8 million relating to a real estate tax refund received by Atlantic Coast and $10 million representing the net gain on settlement of litigation relating to GB Holdings Inc.

The gain on sales of discontinued operations for fiscal 2008 includes $472 million, net of income taxes of $260 million, recorded on the sale of ACEP on February 20, 2008. Of the $260 million in taxes recorded on the sale of ACEP, $103 million was deferred in a Code 1031 Exchange transaction during the third quarter of fiscal 2008. The gain on sales of discontinued operations for fiscal 2007 includes $12 million of gain on sales of real estate assets and $9 million relating to a working capital adjustment to the gain recorded on the sale of our Oil and Gas business in November 2006. The gain on sales of discontinued operations in fiscal

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

5. Discontinued Operations and Assets Held for Sale  – (continued)

2006 includes $599 million of gain on sale of our Oil and Gas business, $13 million of gain on sales of real estate assets and $62 million on the gain on the sale of our Atlantic City gaming operations.

Assets and Liabilities of Discontinued Operations

A summary of assets and liabilities of discontinued operations held for sale as of December 31, 2008 and 2007 is as follows (in millions of dollars):

	December 31,
	2008	2007
Cash and cash equivalents	$—	$107
Trade, notes and other receivables	—	6
Property, plant and equipment	26	459
Other assets	—	60
Assets of discontinued operations held for sale	$26	$632
Accounts payable and accrued expenses	$—	$49
Debt	—	258
Other liabilities	3	10
Liabilities of discontinued operations held for sale	$3	$317

In our consolidated balance sheets, assets of discontinued operations are classified within other assets while liabilities of discontinued operations are classified within accounts payable, accrued expenses and other liabilities.

6. Related Party Transactions

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

a. Investment Management

Until August 8, 2007, Icahn Management elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At December 31, 2008, the balance of the deferred management fees payable (included in accounts payable, accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $93 million. The deferred management fee payable (decreased) increased by $(51) million, $14 million and $20 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. For fiscal 2007 and fiscal 2006, the deferred management fees from the Offshore Funds and related appreciation were eliminated in consolidation. (Prior to August 8, 2007, Icahn Management’s financial results were consolidated into our consolidated financial statements).

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

6. Related Party Transactions  – (continued)

Effective January 1, 2008, Icahn Capital and the Holding Company paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including accounting, administrative, investment, legal and tax services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, Icahn Capital and the Holding Company have charged Icahn Affiliates $6 million for such services in fiscal 2008. Icahn Affiliates charged Icahn Management $14 million and $12 million for such services for fiscal 2007 and fiscal 2006, respectively. Management believes that all allocated amounts are reasonable based upon the nature of the services provided.

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

Carl C. Icahn, along with his affiliates (other than the amounts invested by Icahn Enterprises and its affiliates), make investments in the Private Funds. These investments are not subject to special profits interest allocations effective January 1, 2008 (and, prior to January 1, 2008, management fees) or incentive allocations. As of December 31, 2008 and 2007, the total fair value of these investments was approximately $1.1 billion and $1.5 billion, respectively.

b. Automotive

On July 3, 2008, we entered into a Stock Purchase Agreement with Thornwood and Thornwood’s general partner, Barberry, pursuant to which we acquired a majority interest in Federal-Mogul. For further information on this transaction, see Note 3, “Acquisition.”

c. Metals

For fiscal 2008, fiscal 2007 and fiscal 2006, PSC Metals sold material to Alliance Castings aggregating $19 million, $9 million and $11 million, respectively. Mr. Icahn is a major shareholder of Alliance Castings.

Philip issued $6 million in letters of credit collateralizing certain of PSC Metals’ obligations, which remained outstanding at December 31, 2007. During the third quarter of fiscal 2008, PSC Metals replaced the letters of credit issued through Philip and issued its own letters of credit.

d. Administrative Services

For each of fiscal 2008, fiscal 2007 and fiscal 2006, we paid an affiliate approximately $2 million for the non-exclusive use of office space.

For each of fiscal 2008, fiscal 2007 and fiscal 2006, we paid approximately $1 million to XO Holdings, Inc., an affiliate of ours, for telecommunication services.

For fiscal 2008, fiscal 2007 and fiscal 2006, we provided certain professional services to an affiliate of Icahn Enterprises GP for which we charged $3 million, $1 million, and $1 million, respectively. As of December 31, 2008, accounts payable, accrued expenses and other liabilities in the consolidated balance sheet included $3 million to be applied to our charges to the affiliate for services to be provided to it.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

7. Investments and Related Matters

a. Investment Management

Securities owned, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ securities owned, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	December 31, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Securities Owned, at fair value:
Common stock	$5,112	$2,826	$4,929	$5,134
Convertible preferred stock	30	9	30	28
Call options	41	41	197	177
Put options	—	—	48	67
Corporate debt	1,830	1,385	558	514
Total Securities Owned, at fair value	$7,013	$4,261	$5,762	$5,920
Securities Sold, Not Yet Purchased, at fair value:
Common stock	$2,821	$2,273	$177	$193
Put options	—	—	5	8
Corporate debt	—	—	11	5
Total Securities Sold, Not Yet Purchased, at fair value	$2,821	$2,273	$193	$206
Unrealized Gains on Derivative Contracts, at fair value(1):	$74	$79	$74	$110
Unrealized Losses on Derivative Contracts, at fair value(2):	$95	$440	$18	$16

(1)	Amounts are included in other assets in our consolidated financial statements
(2)	Amounts are included in accounts payable, accrued expenses and other liabilities in our consolidated financial statements

Upon the adoption of Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide — Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investment Companies (“SOP 07-1”), the General Partners lost their ability to retain specialized accounting pursuant to the AICPA Audit and Accounting Guide — Investment Companies. For those investments that (i) were deemed to be available-for-sale securities, (ii) fall outside the scope of SFAS No. 115 or (iii) the Private Funds would otherwise account for under the equity method, the Private Funds apply the fair value option pursuant to SFAS No. 159. The application of the fair value option pursuant to SFAS No. 159 is irrevocable. The Private Funds record unrealized gains and losses for the change in the fair value of these securities as a component of Investment Management revenues in the consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

7. Investments and Related Matters  – (continued)

The following table summarizes those investments for which the Private Funds would otherwise apply the equity method of accounting under APB 18, and are presented before non-controlling interests. The Private Funds applied the fair value option pursuant to SFAS No. 159 to such investments through December 31, 2008 (in millions of dollars):

	Private Funds Stock Ownership Percentage	Fair Value December 31, 2008	Gains (Losses) Year Ended December 31,
Investment			2008	2007	2006
Adventrx Pharmaceuticals Inc.	3.83%	$0.3	$(1)	$(9)	$(1)
Blockbuster Inc.	7.70%	16.2	(40)	(19)	21
WCI Communities	0.00%	—	(18)	(76)	5
		$16.5	$(59)	$(104)	$25

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

The following table presents information regarding interests in VIEs for which the General Partners hold a variable interest as of December 31, 2008 (in millions of dollars):

	General Partners Are the Primary Beneficiary				General Partners Are Not the Primary Beneficiary
	Net Assets	General Partners' Interests		Pledged Collateral(1)	Net Assets	General Partners' Interests
Offshore Fund and Offshore Master Funds	$2,241	$5	(2)	$919	$515	$0.1	(2)

(1)	Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.
(2)	Amount represents General Partners' maximum exposure to loss.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

7. Investments and Related Matters  – (continued)

b. Automotive, Metals, Home Fashion and Holding Company

Investments included within other assets on the consolidated balance sheets for Automotive, Metals, Home Fashion and Holding Company consist of the following (in millions of dollars):

	December 31, 2008		December 31, 2007
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Available for Sale
Marketable equity and debt securities	$26	$19	$119	$119
Other investments	—	—	172	173
Total available for sale	26	19	291	292
Trading
Investment in ImClone Systems, at fair value	—	—	122	196
Investment in Lear Corporation, at fair value	—	—	13	9
Total trading	—	—	135	205
Equity method investments and other	235	235	15	15
Total investments	$261	$254	$441	$512

Net realized and unrealized gains (losses) of our Holding Company were as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Net realized gains on sales of marketable securities	$181	$31	$69
Unrealized (losses) gains on marketable securities	(79)	50	21
Net realized losses on securities sold short	—	(2)	(17)
Unrealized gains on securities sold short	—	5	18
Net gain from investment activities	$102	$84	$91

Proceeds from the sales of available-for-sale securities were $35 million, $281 million and $727 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The gross realized gains (losses) on available-for-sale securities sold for fiscal 2008, fiscal 2007 and fiscal 2006 were $(20) million, $3 million and $48 million, respectively. The net unrealized (losses) gains for trading securities for fiscal 2008 and fiscal 2007 were $(71) million and $71 million, respectively. There were no unrealized gains or losses for trading securities for fiscal 2006. There were no trading securities still held at December 31, 2008. For purposes of determining gains and losses, the cost of securities is based on specific identification. Net unrealized holding gains (losses) on available-for-sale securities in the amount of $(6) million, $(24) million and $30 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, have been included in accumulated other comprehensive income.

Investment in Lear Corporation

In the third quarter of fiscal 2007, we adopted the fair value option pursuant to SFAS No. 159 for Lear Corporation (“Lear”) common stock which became eligible for the fair value option at the time we first recognized them in our consolidated financial statements. We have adopted SFAS No. 159 to our investment in Lear common stock to be consistent with the Private Funds’ accounting for its investment in Lear common

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

7. Investments and Related Matters  – (continued)

stock. We record unrealized gains and losses for the change in fair value of such shares as a component of Holding Company revenues in the consolidated statements of operations. In the fourth quarter of fiscal 2008, we sold all of our Lear common stock and realized a net loss of $12 million. For fiscal 2007, we recorded $3 million in unrealized losses resulting from the change in market value of Lear common stock.

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

As of the date of adoption, the carrying value of our investment in ImClone was approximately $164 million and the fair value of our investment was $122 million. In accordance with the transition requirements of SFAS No. 159, we recorded a cumulative effect adjustment to beginning partners’ equity for the difference between the fair value and carrying value on the date of adoption, which reduced partners’ equity by $42 million.

In the fourth quarter of fiscal 2008, we received $319 million pursuant to a tender offer from Bristol-Myers Squibb Company as consideration for their purchase of all of the ImClone shares held by us. For fiscal 2008, we recorded a realized gain of $197 million in the sale of all of the ImClone shares. In fiscal 2007, we recorded $74 million of unrealized gains resulting from the change in the market value of ImClone’s stock. Such gains are reflected as a component of Holding Company revenues in the consolidated statements of operations.

c. Automotive

Investments in Non-Consolidated Affiliates

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $221 million at December 31, 2008 and is included in our consolidated balance sheets as a component of other assets. Upon our purchase of the controlling interest in Federal-Mogul, Federal-Mogul’s investments in non-consolidated affiliates were adjusted to estimated fair value. These estimated fair values were determined based upon internal and external valuations considering various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3, “Acquisitions.”

As of December 31, 2008, Federal-Mogul evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes, Federal-Mogul concluded that its investments in non-consolidated affiliates were impaired, and an impairment charge of $63 million was recorded for the period March 1, 2008 through December 31, 2008.

Equity in the earnings of non-consolidated affiliates amounted to approximately $19 million for the period March 1, 2008 through December 31, 2008. For the period March 1, 2008 through December 31, 2008, these entities generated sales of approximately $516 million, net income of approximately $54 million and distributed dividends to Federal-Mogul of approximately $28 million. As of December 31, 2008, these entities had total net assets of approximately $482 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

7. Investments and Related Matters  – (continued)

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141(R).

If this put option were exercised at its estimated current fair value, such exercise could have a material effect on Federal-Mogul’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), Federal-Mogul has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of Federal-Mogul.

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

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

8. Fair Value Measurements  – (continued)

other valuation methodologies. Investments that are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives.

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

The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of December 31, 2008 (in millions of dollars).

Investment Management

	Level 1	Level 2	Level 3	Total
Assets
Securities owned	$2,842	$1,363	$56	$4,261
Unrealized gains on derivative contracts(1)	—	79	—	79
	$2,842	$1,442	$56	$4,340
Liabilities
Securities sold, not yet purchased	$2,273	$—	$—	$2,273
Unrealized losses on derivative contracts(2)	1	439	—	440
	$2,274	$439	$—	$2,713

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 input to determine fair value are as follows:

Balance at December 31, 2007	$—
Realized and unrealized losses, net	(67)
Purchases, net	123
Balance at December 31, 2008	$56
Changes in unrealized losses included in earnings related to investments still held at reporting date	$(67)

Total realized and unrealized gains and losses recorded for Level 3 investments are reported in “Revenues — Investment Management” in the consolidated statements of operations.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

8. Fair Value Measurements  – (continued)

Automotive, Holding Company and Other

	Level 1	Level 2	Total
Assets(1)
Available for sale investments:
Marketable equity and debt securities	$19	$—	$19
			—
Unrealized gains on derivative contracts	—	1	1
	$19	$1	$20
Liabilities(2)
Derivative financial instruments	$—	$99	$99
Unrealized losses on derivative contracts	—	10	10
	$—	$109	$109

(1)	Amounts are classified within other assets in our consolidated balance sheets.
(2)	Amounts are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

9. Financial Instruments

a. Investment Management and Holding Company

The Private Funds currently maintain cash deposits and cash equivalents with major financial institutions. Certain account balances may not be covered by the Federal Deposit Insurance Corporation, while other accounts, may exceed federally insured limits. The Onshore Fund and the Offshore Master Funds have prime broker arrangements in place with multiple prime brokers as well as a custodian bank. These financial institutions are members of major securities exchanges. The Onshore Fund and Offshore Master Funds also have relationships with several financial institutions with whom they trade derivative and other financial instruments.

In the normal course of business, the Private Funds trade various financial instruments and enter into certain investment activities, which may give rise to off-balance-sheet risk. Currently, the Private Funds’ investments include futures, options, credit default swaps and securities sold, not yet purchased. These financial instruments represent future commitments to purchase or sell other financial instruments or to exchange an amount of cash based on the change in an underlying instrument at specific terms at specified future dates. Risks arise with these financial instruments from potential counterparty non-performance and from changes in the market values of underlying instruments.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

9. Financial Instruments  – (continued)

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

From time to time, the Private Funds also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The maximum payout amount relating to written put options was $461 million as of December 31, 2007. The Private Funds did not have any written put options at December 31, 2008. As of December 31, 2007, the carrying amount of the liability under written put options recorded within securities sold, not yet purchased, at fair value was $9 million.

FIN 45 requires the disclosure of information about obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, that meet the accounting definition of a guarantee under FIN 45, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of December 31, 2008 and 2007, the Private Funds have entered into such credit default swaps with a maximum notional amount of approximately $604 million and $252 million, respectively, with terms ranging from one to five years. We estimate that our potential exposure related to these credit default swaps approximates 16.4% of such notional amounts.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

9. Financial Instruments  – (continued)

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds is assuming risk as of December 31, 2008:

Credit Derivative Type by Derivative Risk Exposure	Notional Amount	Fair Value	Underlying Reference Obligation
	(In Millions of Dollars)
Single name credit default swaps:
Investment grade risk exposure	$408	$7	Corporate Credit
Below investment grade risk exposure	196	(106)	Corporate Credit
	$604	$(99)

b. Automotive

Federal-Mogul manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, Federal-Mogul’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which Federal-Mogul manufactures and sells its products. Federal-Mogul's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. These hedges were highly effective and their impact on earnings was not significant for the period March 1, 2008 through December 31, 2008. Federal-Mogul had notional values of approximately $5 million of foreign currency hedge contracts outstanding at December 31, 2008 that were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million were recorded in accumulated other comprehensive loss as of December 31, 2008.

As of December 31, 2008, Federal-Mogul was party to a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2008, unrealized net losses of $67 million were recorded in accumulated other comprehensive loss as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the period March 1, 2008 through December 31, 2008.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s Exit Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

Federal-Mogul’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

9. Financial Instruments  – (continued)

Federal-Mogul had 302 commodity price hedge contracts outstanding with a combined notional value of $91 million at December 31, 2008, substantially all of which were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $33 million were recorded to accumulated other comprehensive loss as of December 31, 2008. Hedge ineffectiveness of $2 million, determined using the hypothetical derivative method, and loss in fair value of certain contracts not meeting hedge accounting requirements of $3 million were recorded within revenues for the period March 1, 2008 through December 31, 2008.

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for the period March 1, 2008 through December 31, 2008. No fair value hedges or cash flow hedges were re-designated or discontinued for the period March 1, 2008 through December 31, 2008. Derivative gains and losses included in other comprehensive income for the effective hedges were reclassified into operations at the time forecasted transactions are recognized. Such amounts were not material for the period March 1, 2008 through December 31, 2008.

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors and installers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

10. Goodwill and Intangible Assets

At December 31, 2008 and 2007, goodwill and other intangible assets consist of the following (in millions of dollars):

		December 31, 2008			December 31, 2007
Description	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite lived intangible assets:
Automotive	1 – 22 years	$640	$(76)	$564	$—	$—	$—
Metals	5 – 15 years	11	(2)	9	7	(1)	6
		$651	$(78)	$573	$7	$(1)	$6
Goodwill:
Automotive				$1,076			$—
Metals				10			16
				1,086			16
Indefinite lived intangible assets:
Automotive				354			—
Metals				3			—
Home Fashion				13			18
				370			18
				$1,456			$34

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

10. Goodwill and Intangible Assets  – (continued)

Goodwill and intangible assets for our Home Fashion and Metals segments are included in other assets in the accompanying consolidated balance sheets.

Automotive

As of February 29, 2008, we adjusted the net carrying amount of intangible assets of Federal-Mogul based upon preliminary valuations as a result of applying purchase accounting pursuant to SFAS No. 141. During fiscal 2008, Federal-Mogul received valuation estimates for intangible assets other than goodwill that were more detailed and comprehensive than those used for its initial application of purchase accounting. Based upon the revised valuations, Federal-Mogul recorded adjustments to the initially recorded fresh-start reporting amounts.

Federal-Mogul has assigned $115 million to technology, including value for patented and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with management and a review of royalty data for similar or comparable technologies. The amortization periods between 10 and 14 years are based on the expected useful lives of the products or product families for which the technology relate.

Aftermarket products are sold to a wide range of wholesalers, retailers and installers as replacement parts for vehicles in current production and for older vehicles. For its aftermarket customers, Federal-Mogul generally establishes product line arrangements that encompass all products offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either Federal-Mogul or the customer at any time. The generation of repeat business from any one aftermarket customer depends upon numerous factors, including but not limited to the speed and accuracy of order fulfillment, the availability of a full range of product, brand recognition, and market responsive pricing adjustments. Predictable recurring revenue is generally not heavily based upon prior relationship experience. As such, distinguishing revenue between that attributable to customer relationships as opposed to revenue attributable to recognized customer brands is difficult.

During 2008, Federal-Mogul completed its analysis of its various Aftermarket revenue streams and bifurcated those streams between revenues associated with brand recognition and revenues associated with customer relationships. Valuations for brand names and customer relationships were then determined based upon the estimated revenue streams. As a result of the valuations, Federal-Mogul recorded $484 million for its trademarks and brand names. As part of fresh-start reporting, value was assigned to trademarks or brand names based on its earnings potential or relief from costs associated with licensing the trademarks or brand names. As Federal-Mogul expects to continue using each trademark or brand name indefinitely with respect to the related product lines, the trademarks or brand names have been assigned indefinite lives and will be tested annually for impairment.

Federal-Mogul has assigned $519 million to its customer relationships, of which $62 million relates to original equipment (“OE”) customer relationships and $457 million relates to aftermarket customer relationships. The values assigned to customer relationships are based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The amortization periods of between 1 and 16 years are based on the expected cash flows and historical attrition rates, as determined within each of the separate product groups.

Given the complexity of the calculation and significance of fourth quarter economic activity, Federal-Mogul has not yet completed its annual impairment assessment. Based upon the draft valuations and preliminary assessment, our Automotive segment recorded estimated impairment charges of $222 million and

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

10. Goodwill and Intangible Assets  – (continued)

$130 million for goodwill and other indefinite-lived intangible assets, respectively, for the period March 1, 2008 through December 31, 2008. To the extent that the finalization of Federal-Mogul’s assessment of goodwill and other indefinite-lived intangible assets requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of fiscal 2009. These charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. Although the annual assessment was conducted as of October 1, 2008, Federal-Mogul incorporated general economic and company specific factors subsequent to this date into its assessment, including updated discount rates, costs of capital, market capitalization of Federal-Mogul, and financial projections, all in order to give appropriate consideration to the unprecedented economic downturn in the automotive industry that continued throughout the fourth quarter of 2008.

The 2008 impairment charge is primarily attributable to significant decreases in forecasted future cash flows as Federal-Mogul adjusts to known and anticipated changes in industry production volumes.

For the period March 1, 2008 through December 31, 2008, Federal-Mogul recorded amortization expense of $65 million associated with definite-lived intangible assets. Federal-Mogul utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. Federal Mogul’s estimated future amortization expense for its definite-lived intangible assets is as follows (in millions of dollars):

Year	Amount
2009	$49
2010	49
2011	47
2012	47
2013	45
Thereafter	327
$564

Federal-Mogul evaluated the criteria defined by the American Institute of Certified Public Accounts practice aid entitled Assets Acquired in a Business Combination to be Used in Research and Development Activities. The criteria included control, economic benefit, measurability, no alternative future use and substance. As a result of this evaluation, Federal-Mogul concluded that there were no significant research and development activities to which value should be assigned in connection with fresh-start reporting.

11. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following (in millions of dollars):

	December 31, 2008	December 31, 2007
Land	$307	$52
Buildings and improvements	492	140
Machinery, equipment and furniture	1,605	223
Assets leased to others	590	128
Construction in progress	275	102
	3,269	645
Less accumulated depreciation and amortization	(391)	(112)
Property, plant and equipment, net	$2,878	$533

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

11. Property, Plant and Equipment, Net  – (continued)

Depreciation and amortization expense from continuing operations related to property, plant and equipment for fiscal 2008, fiscal 2007 and fiscal 2006 was $237 million, $30 million and $45 million, respectively.

Except for the Automotive segment, property, plant and equipment is included in other assets in the accompanying consolidated balance sheets.

Total rental expense for continuing operations under operating leases for fiscal 2008, fiscal 2007 and fiscal 2006 was $64 million, $16 million and $4 million, respectively.

12. Non-Controlling Interests

Non-controlling interests consist of the following (in millions of dollars):

	December 31, 2008	December 31, 2007
Investment Management	$3,560	$6,594
Automotive	276	—
Home Fashion and other	108	141
Total non-controlling interests	$3,944	$6,735

Investment Management

The Investment Management segment consolidates those entities in which it (i) has an investment of more than 50% and have control over significant operating, financial and investing decisions of the entity, (ii) has a controlling general partner interest pursuant to EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”), or (iii) is the primary beneficiary of a VIE pursuant to FIN 46R. The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of December 31, 2008, the net asset value of the Investment Management segment on our consolidated balance sheet was $4.3 billion, while the net asset value of our investments in these consolidated funds was $712 million. The majority ownership interests in these funds, which represent the portion of the consolidated Private Funds’ net assets and net income attributable to the limited partners and shareholders in the consolidated Private Funds for the periods presented, are reflected as non-controlling interests in the consolidated financial statements.

13. Debt

Debt consists of the following (in millions of dollars):

	December 31, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013 – Icahn Enterprises	$556	$600
Senior unsecured 7.125% notes due 2013 – Icahn Enterprises	961	973
Senior unsecured 8.125% notes due 2012 – Icahn Enterprises	352	352
Senior secured 7.85% notes due 2012 – ACEP	—	215
Exit facilities – Federal-Mogul	2,474	—
Borrowings under credit facility – ACEP	—	40
Mortgages payable	123	104
Other	105	15
Total debt	4,571	2,299
Less debt related to assets held for sale	—	(258)
	$4,571	$2,041

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

13. Debt  – (continued)

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600.0 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount. As of December 31, 2008, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. During fiscal 2008 and fiscal 2007, we paid cash distributions aggregating $3 million and $1 million, respectively, to holders of our variable rate notes in respect to our distributions payment to our depositary unitholders. Such amounts have been classified as interest expense.

Senior Unsecured Notes — Icahn Enterprises

Senior Unsecured 7.125% Notes Due 2013

On February 7, 2005, we issued $480 million aggregate principal amount of 7.125% senior unsecured notes due 2013 (the “7.125% notes”), priced at 100% of principal amount. The 7.125% notes were issued pursuant to an indenture dated February 7, 2005 among us, as issuer, Icahn Enterprises Finance, as co-issuer, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee (referred to herein as the “2005 Indenture”). Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

On January 16, 2007, we issued an additional $500 million aggregate principal amount of 7.125% notes (the “additional 7.125% notes” and, together with the 7.125% notes, the “notes”), priced at 98.4% of par, or at a discount of 1.6%, pursuant to the 2005 Indenture. The notes have a fixed annual interest rate of 7.125%, which is paid every six months on February 15 and August 15, and will mature on February 15, 2013.

As described below, the 2005 Indenture restricts the ability of Icahn Enterprises and Icahn Enterprises Holdings, subject to certain exceptions, to, among other things: incur additional debt; pay dividends or make distributions; repurchase units; create liens; and enter into transactions with affiliates.

Senior Unsecured 8.125% Notes Due 2012

On May 12, 2004, Icahn Enterprises and Icahn Enterprises Finance co-issued senior unsecured 8.125% notes due 2012 (“8.125% notes”) in the aggregate principal amount of $353 million. The 8.125% notes were issued pursuant to an indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as guarantor, and Wilmington Trust Company, as trustee. The 8.125%

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

13. Debt  – (continued)

notes were priced at 99.266% of principal amount and have a fixed annual interest rate of 8.125%, which is paid every six months on June 1 and December 1. The 8.125% notes will mature on June 1, 2012. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the notes.

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

As of December 31, 2008 and December 31, 2007, we are in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures. Additionally, as of December 31, 2008, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness. However, our subsidiaries, other than Icahn Enterprises Holdings, are not subject to any of the covenants contained in the indentures with respect to our senior notes, including the covenant restricting debt incurrence.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, we and Icahn Enterprises Finance as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150 million, including a $50 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of December 31, 2008, there were no borrowings under the facility.

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

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

13. Debt  – (continued)

The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter will be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. In addition, the tranche C term loans are subject to a pre-payment premium should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul’s election.

As of December 31, 2008, Federal-Mogul was party to a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the notional value of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

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

Under the Exit Facilities, Federal-Mogul had $57 million of letters of credit outstanding at December 31, 2008, of which $47 million pertain to the revolving credit facility and $10 million pertain to the term loan credit facility. To the extent letters of credit associated with the Exit Facilities are issued, there is a corresponding decrease in borrowings available under this facility.

The weighted average interest for short-term debt was approximately 8.7% as of December 31, 2008.

The Exit Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates; and (v) dividends and other payments in respect of capital stock. As of December 31, 2008, Federal-Mogul was in compliance with all debt covenants under the Exit Facilities.

Senior Secured 7.85% Notes Due 2012 and Senior Secured Revolving Credit Facility — ACEP

As described in Note 5, “Discontinued Operations and Assets Held for Sale,” on February 20, 2008, American Entertainment Properties Corp (“AEP”), sold all of the issued and outstanding membership interests of ACEP. Pursuant to the terms of the agreement, AEP repaid the principal and ACEP repaid the interest, prepayment penalty or premiums due on ACEP’s 7.85% senior secured notes due 2012 and ACEP’s senior secured credit facility.

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between July 1, 2009 and October 1, 2018.

In September 2008, we repaid a $20 million mortgage on a net leased property, which we refinanced in October 2008 for $44 million.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

13. Debt  – (continued)

Secured Revolving Credit Agreement — WestPoint Home, Inc.

On June 16, 2006, WestPoint Home, Inc. an indirect wholly owned subsidiary of WPI, entered into a $250 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

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

As of December 31, 2008, there were no borrowings under the agreement, but there were outstanding letters of credit of $12 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $45 million at December 31, 2008.

Debt Extinguishment

During the fourth quarter of fiscal 2008, we purchased outstanding debt of entities included in our consolidated financial statements in the principal amount of $352 million and recognized an aggregate gain of $146 million representing the difference between the fair value of the consideration issued in the settlement transaction. The gain has been included in “Revenues — Holding Company” within income from continuing operations in the accompanying consolidated statements of operations.

Maturities

The following is a summary of the maturities of our debt obligations (in millions of dollars):

Year	Amount
2009	$102
2010	37
2011	62
2012	940
2013	1,015
Thereafter	2,562
$4,718

14. Compensation Arrangements

Investment Management

Prior to January 1, 2008, the General Partners, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period August 8, 2007 through December 31, 2007) had agreements with certain of their employees whereby these employees had been granted rights to participate in a portion of the management fees and incentive allocations earned by the General Partners, Icahn Management and New Icahn Management. As discussed below, effective January 1, 2008, these employee rights to receive a portion of the

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

14. Compensation Arrangements  – (continued)

management fees were terminated. As discussed further in Note 4, “Operating Units — Investment Management,” effective January 1, 2008, (i) the management agreements and the management fees payable thereunder were terminated and (ii) the partnership agreements of the Offshore Master Funds and the Onshore Fund were amended to provide that the General Partners will provide, or direct their affiliates to provide, the Services to the Private Funds and in consideration thereof the General Partners will receive special profits interest allocations from the Onshore Fund and the Offshore Master Funds. In addition, we amended the Contribution Agreement and the employment agreements of certain employees to accommodate the termination of the management agreements.

Effective January 1, 2008, the General Partners and Icahn Capital amended employment agreements with certain of their employees whereby such employees have been granted rights by the General Partners and Icahn Capital to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General Partners) and incentive allocations earned by the General Partners, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two and seven years, and such rights expire at the end of the contractual term of each respective employment agreement. The unvested and vested amounts that have not been withdrawn by the employee generally remain invested in the Investment Funds and earn the rate of return of these funds, before the effects of any special profits interest allocations or incentive allocations, which are waived on such amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123(R), and remeasured at fair value each reporting period until settlement.

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

The fair value of unvested and vested amounts that have not been withdrawn by the employee in respect of special profits interest allocations (and prior to January 1, 2008, management fees) is determined at the end of each reporting period based, in part, on the (i) fair value of the underlying net assets of the Private Funds, upon which the respective special profits interest allocations (and prior to January 1, 2008, management fees) are based and (ii) performance of the funds in which such amounts are reinvested. The carrying value of such amounts represents the allocable special profits interest allocation (and prior to January 1, 2008, management fees) and the appreciation or depreciation thereon. These amounts approximate fair value because the appreciation or depreciation on such amounts is based on the fair value of the Private Funds’ investments, which are marked-to-market through earnings on a quarterly basis.

The General Partners, Icahn Capital, Icahn Management (for periods through August 8, 2007) and New Icahn Management (for the period August 8, 2007 through December 31, 2007) recorded compensation expense of $2 million, $22 million and $17 million related to these rights for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Compensation expense is included in expenses of our Investment Management segment in the consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations effective January 1, 2008, if any, (and prior to January 1, 2008, management fees) allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $4 million and $10 million as of December 31, 2008 and December 31, 2007,

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

14. Compensation Arrangements  – (continued)

respectively. That cost is expected to be recognized over a weighted average of 3.0 years. Cash paid to settle rights that were withdrawn for fiscal 2008, fiscal 2007 and fiscal 2006 was $6 million, $14 million and $6 million, respectively.

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

Additionally, one-half of the Employment Agreement Options had an additional feature allowing for the exchange of one-half of the options for Federal-Mogul Shares, at the exchange equivalent of four options for one share of Common Stock. The Employment Agreement Options without the exchange feature are referred to herein as “plain vanilla options” and those Employment Agreement Options with the exchange feature are referred to as “options with exchange.”

On the Effective Date and in accordance with the Plan, Federal-Mogul granted to Mr. Alapont stock options to purchase four million shares of Successor Company Common Stock at an exercise price of $19.50 (the “Granted Options”). Pursuant to the Stock Option Agreement dated as of December 27, 2007 between Federal-Mogul and Mr. Alapont (the “Initial CEO Stock Option Agreement”), the Granted Options do not have an exchange feature. In lieu of “options with exchange” under the Employment Agreement Options, the Successor Company entered into a deferred compensation agreement with Mr. Alapont intended to be the economic equivalent of the options with exchange. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement dated as of December 27, 2007 between Federal-Mogul and Mr. Alapont (the “Deferred Compensation Agreement”). The amount of the distributions shall be equal to the fair value of 500,000 shares of Common Stock, subject to certain adjustments and offsets, determined as of the first to occur of (1) the date on which Mr. Alapont’s employment with Federal-Mogul terminates, (2) March 23, 2010, the date on which Mr. Alapont’s employment agreement with Federal-Mogul expires, (3) Mr. Alapont’s death, (4) the date Mr. Alapont becomes

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

14. Compensation Arrangements  – (continued)

disabled (as defined for purposes of Section 409A of the Code), (5) at the election of Mr. Alapont, a change in control (as defined for purposes of Section 409A of the Code) and (6) the occurrence of an unforeseeable emergency (as defined for purposes of Section 409A of the Code).

On February 14, 2008, Federal-Mogul entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the option was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of Federal-Mogul and Mr. Alapont. On February 15, 2008, subject to obtaining the approval of Federal-Mogul’s stockholders, Federal-Mogul entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). Subject to stockholder approval, the New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of Federal-Mogul’s Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of Federal-Mogul’s Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 40% of the shares of Common Stock subject to the Option were vested on the date of grant, and an additional 20% of the shares of Common Stock subject to the Option vest on each of March 23, 2008, March 23, 2009 and March 23, 2010.

Federal-Mogul revalued the CEO Option at December 31, 2008, resulting in a lower revised fair value of $4 million. During the period March 1, 2008 through December 31, 2008, Federal-Mogul recognized $17 million in income associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award under SFAS No. 123(R), and the vested portion of the awards, aggregating $3 million, has been recorded as a liability as of December 31, 2008. The remaining $1 million of total unrecognized compensation cost as of December 31, 2008 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	December 31, 2008 Valuation
Valuation Model	Plain Vanilla Options Black-Scholes	Options Connected to Deferred Compensation Monte Carlo	Deferred Compensation Monte Carlo
Expected volatility	69%	69%	69%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.05%	1.19%	1.19%
Expected option life (in years)	3.14	3.61	3.61

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

15. Pensions, Other Postemployment Benefits and Employee Benefit Plans

Automotive

Pensions and Other Postemployment Benefits

Federal-Mogul sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The measurement date for all defined benefit plans is December 31. The year end status of the plans is as follows:

	Pension Benefits
	United States Plans 2008	International Plans 2008	Other Benefits 2008
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,006	$348	$523
Service cost	24	7	2
Interest cost	62	19	30
Employee contributions	—	—	2
Benefits paid	(75)	(23)	(51)
Medicare subsidies received	—	—	4
Curtailment	—	(1)	—
Plan amendments	1	—	(8)
Actuarial losses (gains) and changes in actuarial assumptions	(32)	1	(3)
Currency translation	—	(17)	(5)
Benefit obligation, end of year	$986	$334	$494
Change in plan assets:
Fair value of plan assets, beginning of year	$907	$42	$—
Actual return on plan assets	(295)	1	—
Company contributions	4	23	45
Benefits paid	(75)	(23)	(51)
Medicare subsidies received	—	—	4
Employee contributions	—	—	2
Currency translation	—	(3)	—
Fair value of plan assets at end of year	$541	$40	$—
Funded status of the plan	$(445)	$(294)	$(494)
Amounts recognized in the consolidated balance sheets:
Net amount recognized	$(445)	$(294)	$(494)
Amounts recognized in other comprehensive loss (income), net of tax impacts:
Net actuarial loss (gain)	$350	$2	$(2)
Prior service cost (credit)	(1)	—	(8)
Total	$349	$2	$(10)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

15. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits
	United States Plans 2008	International Plans 2008	Other Benefits 2008
Discount rate	6.45%	5.25 – 8.25%	6.40%
Expected return on plan assets	8.50%	4.00 – 0.00%	—
Rate of compensation increase	3.50%	2.50 – 5.00%	—

Federal-Mogul evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments, the maturities of which correspond to expected benefit payment dates.

Federal-Mogul’s expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

Information for defined benefit plans with projected benefit obligations in excess of plan assets as of December 31, 2008 is as follows (in millions of dollars):

	Pension Benefit
	United States Plans	International Plans	Other Benefits
Projected benefit obligation	$986	$331	$494
Fair value of plan assets	541	35	—

Information for pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2008 is as follows (in million dollars):

	Pension Benefits
	United States Plans	International Plans
Projected benefit obligation	$986	$311
Accumulated benefit obligation	972	297
Fair value of plan assets	541	18

The accumulated benefit obligation for all pension plans is $1,289 million as of December 31, 2008.

Components of net periodic benefit cost for the period March 1, 2008 through December 31, 2008 (in millions of dollars):

	Pension Benefits
	United States Plans 2008	International Plans 2008	Other Benefits
Service cost	$20	$6	$1
Interest cost	51	16	25
Expected return on plan assets	(62)	(3)	—
Net periodic cost	$9	$19	$26

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

15. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

Weighted-average assumptions used to determine net periodic benefit cost as of December 31, 2008 is as follows:

	Pension Benefits
	United States Plans	International Plans	Other Benefits
Discount rate	6.25%	5.50 – 8.25%	6.2%
Expected return on plan assets	8.50%	4.00 – 10.00%	—
Rate of compensation increase	3.70%	2.00 – 5.00%	—

Amounts in accumulated other comprehensive (loss) income expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits		Other Benefits
	United States	International
	(Millions of Dollars)
Amortization of actuarial gains	$30	$—	$—
Amortization of prior service cost (credit)	—	—	(1)
Total	$30	$—	$(1)

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

2008
Health care cost trend rate	7.5%
Ultimate health care cost trend rate	5.0%
Year ultimate health care cost trend rate reached	2014
Drug cost trend rate	9.2%
Ultimate drug cost trend rate	5.0%
Year ultimate health care trend rate reached	2014

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate.	$2	$26
100 bp decrease in health care cost trend rate	(1)	(24)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

15. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

The following table illustrates the sensitivity to a change in certain assumptions for projected benefits obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on Federal-Mogul’s fiscal 2009 funding requirements.

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	Change in 2009 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in Fiscal 2009 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2009 Expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$(2)	$21	$(21)	$—	$8	$(8)	$—	$(10)
25 bp increase in discount rate	2	(21)	21	—	(8)	8	—	10
25 bp decrease in rate of return on assets	1	—	—	—	—	—	—	—
25 bp increase in rate of return on assets	(1)	—	—	—	—	—	—	—

Federal-Mogul’s pension plan weighted-average asset allocations at the measurement dates of December 31, 2008, by asset category are as follows:

	United States Plan Assets December 31,		International Plan Assets December 31,
	Actual 2008	Target 2009	Actual 2008	Target 2009
Asset Category
Equity securities	71%	75%	4%	4%
Debt securities	29%	25%	8%	8%
Insurance contracts	—%	—%	88%	88%
	100%	100%	100%	100%

Federal-Mogul invests in a diversified portfolio of assets consisting of global equity and fixed-income investments. Federal-Mogul expects to contribute approximately $25 million to its pension plans in fiscal 2009.

Projected benefit payments from the plans are estimated as follows (in millions of dollars):

	Pension Benefits		Other Benefits
	United States	International
2009	$75	$21	$44
2010	77	21	45
2011	82	22	45
2012	79	22	44
2013	82	24	43
Years 2014 – 2018	457	127	204

Federal-Mogul also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to Federal-Mogul’s defined contribution savings plan was $21 million for the period March 1, 2008 through December 31, 2008.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

15. Pensions, Other Postemployment Benefits and Employee Benefit Plans  – (continued)

Other Postemployment Benefits

Federal-Mogul accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits for the years ended December 31, 2008 were $42 million.

Holding Company and Other

We and certain of our subsidiaries have retirement savings plans under Section 401(k) of the Code covering our non-union employees. Under the plans, employees are entitled to defer, within prescribed limits, a portion of their income on a pre-tax basis through contributions to the plans. We currently match the deferrals based upon certain criteria, including levels of participation by our employees. We recorded charges for matching contributions of $1 million, $3 million and $2 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

16. Preferred Limited Partner Units

Pursuant to certain rights offerings consummated in 1995 and 1997, preferred units were issued. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually at the end of March (each referred to herein as a Payment Date). On any Payment Date, we, with the approval of the Audit Committee, may opt to redeem all of the preferred units for a price, payable either in all cash or by issuance of additional depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon. On March 31, 2010, we must redeem all of the preferred units on the same terms as any optional redemption. In accordance with SFAS No. 150, these preferred units are classified as a liability in the accompanying consolidated balance sheets.

Pursuant to the terms of the preferred units, on February 29, 2008, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00. The distribution was paid on March 28, 2008 to holders of record as of March 14, 2008. A total of 595,181 additional preferred units were issued. As of December 31, 2008, the number of authorized preferred units was 13,000,000. As of December 31, 2008 and 2007, 12,502,254 and 11,907,073 preferred units were issued and outstanding, respectively.

We recorded approximately $6 million of interest expense in each of fiscal 2008, fiscal 2007 and fiscal 2006 in connection with the preferred units distribution.

See Note 21, “Subsequent Events,” for further information regarding preferred unit distributions for fiscal 2009.

17. Earnings per LP Unit

Basic earnings per LP unit are based on net earnings that are attributable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net earnings available for limited partners are divided by the weighted-average number of LP units outstanding. Diluted earnings per LP unit are based on basic earnings adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating net earnings per LP unit. All equivalent units have been excluded from the calculation of diluted earnings per LP unit for fiscal 2008, fiscal 2007 and fiscal 2006 as the effect of including them would have been anti-dilutive.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

17. Earnings per LP Unit  – (continued)

The following table sets forth the allocation of net income (loss) from continuing operations attributable to limited partners and the computation of basic and diluted earnings per LP unit for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In Millions, Except Per Unit Amounts)
(Loss) income from continuing operations	$(528)	$219	$311
Less: Income from common control acquisitions allocated to general partner	(40)	(203)	(310)
	(568)	16	1
Basic and diluted (loss) income from continuing operations allocated to limited partners(1)	$(557)	$16	$1
Basic and diluted income from discontinued operations allocated to limited partners	$500 (2)	$87	$506	(3)
Weighted average LP units outstanding	71	65	62
Income from continuing operations per LP unit (basic and diluted)	$(7.84)	$0.24	$0.02
Income from discontinued operations per LP unit (basic and diluted)	7.04	1.34	8.20
Basic and diluted earnings per LP Unit	$(0.80)	$1.58	$8.22

(1)	Limited partners' 98.01% share of (loss) income
(2)	Includes a charge of $25 allocated to the general partner relating to the sale of ACEP for fiscal 2008.
(3)	Includes $280 in fiscal 2006 allocated to Icahn Enterprises GP relating to dispositions of common control entities accounted for on an as-if-pooling basis when acquired.

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted-average LP units outstanding for fiscal 2008, fiscal 2007 and fiscal 2006 (in millions):

	2008	2007	2006
Redemption of preferred LP units	2	1	2
Variable rate notes	5	3	—

18. Segment and Geographic Reporting

As of December 31, 2008, our five reportable segments are: (1) Investment Management; (2) Automotive; (3) Metals; (4) Real Estate; and (5) Home Fashion. Our Investment Management segment provides investment advisory and certain management services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, residential property development and the operation of resort properties associated with our residential developments. Our Home Fashion segment consists of WPI. In addition to our five reportable segments, we present the results of the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

18. Segment and Geographic Reporting  – (continued)

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

In the table below, the Investment Management segment is represented by the first four columns. The first column, entitled Icahn Enterprises’ Interests, represents our interests in the results of operations of the Investment Management segment without the impact of eliminations arising from the consolidation of the Private Funds. This includes the gross amount of any special profits interest allocations (and, prior to January 1, 2008, management fees), incentive allocations and returns on investments in the Private Funds that are attributable to us only. This also includes gains and losses on our direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including us, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment.

The following tables are in millions of dollars:

	Year Ended December 31, 2008
	Investment Management					Automotive(2)	Metals	Real Estate	Home Fashion	Holding Company	Total U.S. GAAP Reported Income
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Net sales	$—		$—	$—	$—	$5,652	$1,239	$101	$425	$—	$7,417
Special profits interests allocations	—		—	—	—	—	—	—	—	—	—
Incentive allocations	—		—	—	—	—	—	—	—	—	—
Net (loss) gain from investment activities	(303	)(1)	(3,025)	303	(3,025)	—	—	—	—	102	(2,923)
Interest, dividends and other income	—		242	—	242	19	—	4	2	51	318
Gain on debt extinguishment										146	146
Other income (expense), net	—		—	—	—	56	4	(2)	11	—	69
	(303)		(2,783)	303	(2,783)	5,727	1,243	103	438	299	5,027
Costs and expenses	32		21	—	53	6,005	1,136	82	520	34	7,830
Interest expense	—		12	—	12	166	1	7	2	135	323
	32		33	—	65	6,171	1,137	89	522	169	8,153
(Loss) income from continuing operations before income taxes and non-controlling interests	(335)		(2,816)	303	(2,848)	(444)	106	14	(84)	130	(3,126)
Income tax (expense) benefit	—		—	—	—	(9)	(40)	—	—	2	(47)
Non-controlling interests in loss	—		2,787	(274)	2,513	103	—	—	29	—	2,645
(Loss) income from continuing operations	$(335)		$(29)	$29	$(335)	$(350)	$66	$14	$(55)	$132	$(528)

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

18. Segment and Geographic Reporting  – (continued)

	Year Ended December 31, 2007
	Investment Management					Metals	Real Estate	Home Fashion	Holding Company	Total U.S. GAAP Reported Income
	Icahn Enterprises’ Interests		Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Net sales	$—		$—	$—	$—	$834	$106	$683	$—	$1,623
Management fees	128		—	(117)	11	—	—	—	—	11
Incentive allocations	71		—	(71)	—	—	—	—	—	—
Net gain from investment activities	21	(1)	355	(21)	355	—	—	—	84	439
Interest, dividends and other income	1		221	—	222	1	7	7	129	366
Other income (expense), net	—		—	—	—	(1)	—	16	37	52
	221		576	(209)	588	834	113	706	250	2,491
Costs and expenses	47		38	—	85	796	92	842	37	1,852
Interest expense	—		15	—	15	1	7	2	125	150
	47		53	—	100	797	99	844	162	2,002
Income (loss) from continuing operations before income taxes and non-controlling interests	174		523	(209)	488	37	14	(138)	88	489
Income tax (expense) benefit	(4)		—	—	(4)	5	—	—	(10)	(9)
Non-controlling interests in (income) loss	—		(298)	(16)	(314)	—	—	54	(1)	(261)
Income (loss) from continuing operations	$170		$225	$(225)	$170	$42	$14	$(84)	$77	$219

	Year Ended December 31, 2006
	Investment Management				Metals	Real Estate	Home Fashion	Holding Company	Total U.S. GAAP Reported Income
	Icahn Enterprises’ Interests	Consolidated Private Funds	Eliminations	U.S. GAAP Reported Income
Revenues:
Net sales	$—	$—	$—	$—	$710	$134	$891	$—	$1,735
Management fees	82	—	(82)	—	—	—	—	—	—
Incentive allocations	190	—	(190)	—	—	—	—	—	—
Net gain from investment activities	27	1,031	(27)	1,031	—	—	—	91	1,122
Interest, dividends and other income	—	73	—	73	—	3	5	43	124
Other income (expense), net	—	—	—	—	5	—	2	18	25
	299	1,104	(299)	1,104	715	137	898	152	3,006
Costs and expenses	38	32	—	70	667	105	1,034	26	1,902
Interest expense	—	10	—	10	—	7	1	79	97
	38	42	—	80	667	112	1,035	105	1,999
Income (loss) from continuing operations before income taxes and non-controlling interests	261	1,062	(299)	1,024	48	25	(137)	47	1,007
Income tax (expense) benefit	(1)	—	—	(1)	3	—	—	(1)	1
Non-controlling interests in (income) loss	—	(763)	—	(763)	—	—	66	—	(697)
Income (loss) from continuing operations	$260	$299	$(299)	$260	$51	$25	$(71)	$46	$311

(1)	We made investments aggregating $950 million (of which $700 million was made during fiscal 2007 and $250 million was made during the fourth quarter of fiscal 2008) in the Private Funds for which no special profits interest allocations effective January 1, 2008 (and, prior to January 1, 2008, management fees) or incentive allocations are applicable. As of December 31, 2008 the total value of these investments are

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

18. Segment and Geographic Reporting  – (continued)

$660 million, with an unrealized loss of $274 million and $16 million for fiscal 2008 and fiscal 2007, respectively. These amounts are reflected in the Private Funds’ net assets and earnings.
(2)	Financial results for our Automotive segment are for the period March 1, 2008 through December 31, 2008.

Total capital expenditures, depreciation and amortization, and assets by reportable segment were as follows for the periods indicated:

	Capital Expenditures			Depreciation and Amortization			Assets
	Year Ended December 31,			Year Ended December 31,			December 31,
	2008	2007	2006	2008	2007	2006	2008	2007
	(In Millions)
Investment Management	$—	$—	$—	$—	$—	$—	$8,364	$8,050
Automotive	276	—	—	290	—	—	7,222	—
Metals	38	27	16	16	10	7	348	322
Real Estate	468	3	3	9	6	6	896	469
Home Fashion	12	30	11	12	16	30	532	666
Holding Company	—	—	—	5	4	3	1,453	2,927
	$794	$60	$30	$332	$36	$46	$18,815	$12,434

The following table presents our segment’s geographic net sales from external customers and property, plant and equipment, net for the periods indicated:

	Net Sales(1)	Property, Plant and Equipment, Net
	Year Ended December 31, 2008	December 31,
		2008	2007
	(In Millions)
United States	$3,874	$1,487	$418
Germany	1,121	447	—
Other	2,422	944	115
	$7,417	$2,878	$533

(1)	Net sales derived from sources outside the United States for fiscal 2007 and fiscal 2006 were immaterial and therefore not presented for these periods.

19. Income Taxes

The difference between the book basis and the tax basis of our net assets, not directly subject to income taxes, is as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007
Book basis of net assets	$2,398	$2,312
Book/tax basis difference	(114)	(255)
Tax basis of net assets	$2,284	$2,057

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

19. Income Taxes  – (continued)

Our corporate subsidiaries recorded the following income tax (expense) benefit attributable to operations for our taxable subsidiaries (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
Continuing Operations
Current
Domestic	$(38)	$(23)	$(5)
International	(26)	—	—
Total current	(64)	(23)	(5)
Deferred
Domestic	46	14	6
International	(29)	—	—
Total deferred	17	14	6
	$(47)	$(9)	$1

	Year Ended December 31,
	2008	2007	2006
Discontinued Operations
Current	$—	$(16)	$(18)
Deferred	(4)	(3)	1
	$(4)	$(19)	$(17)

The tax effect of significant differences representing deferred tax assets (liabilities) (the difference between financial statement carrying value and the tax basis of assets and liabilities) is as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Property, plant and equipment	$24	$44
Net operating loss	653	129
Tax credits	52	3
Postemployment benefits, including pensions	413	—
Reorganization costs	110	—
Other	91	38
Total deferred tax assets	1,343	214
Less: Valuation allowance	(988)	(167)
Net deferred tax assets	$355	$47

Deferred tax liabilities
Property, plant and equipment	$(194)	$—
Intangible assets	(336)	—
Investment in U.S. subsidiaries	(367)	—
Total deferred tax liabilities	(897)	—
	$(542)	$47

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

19. Income Taxes  – (continued)

A reconciliation of the effective tax rate on continuing operations as shown in the consolidated statements of operations to the federal statutory rate is as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Foreign Operations	(0.3)	—	—
Goodwill Impairment	(2.8)	—	—
Valuation allowance	(2.4)	3.0	0.5
Gain on settlement of liabilities subject to compromise	(0.9)	—	—
Income not subject to taxation	(30.5)	(37.5)	(36.0)
Other	0.4	1.3	0.40
	(1.5)%	1.8%	(0.1)%

For the year ended December 31, 2008, the valuation allowance on deferred tax assets increased $821 million. The increase is primarily attributable to a $484 million increase from our acquisition of a controlling interest in Federal-Mogul as of March 1, 2008, plus additional valuation allowances established during fiscal 2008 of $303 million and $34 million, respectively, on the deferred tax assets of Federal-Mogul and WPI.

Automotive

Federal-Mogul did not record taxes on a portion of its undistributed earnings of $652 million at December 31, 2008 since these earnings are considered to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, Federal-Mogul may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2008, Federal-Mogul had a deferred tax asset of $528 million for tax loss carryforwards and tax credits, including $245 million in the United States with expiration dates from fiscal 2009 through fiscal 2028; $124 million in the United Kingdom with no expiration date; and $158 million in other jurisdictions with various expiration dates. Upon the adoption of fresh start reporting, Federal-Mogul recorded a valuation allowance of $484 million on these and other deferred tax assets. Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets were adjusted through goodwill. Beginning January 1, 2009, pursuant to SFAS 141(R), any reduction to the valuation allowance will be reflected through the income tax provision, prospectively.

Metals, Home Fashion and Other

Our Metals segment’s management considers whether it is more likely than not that all of the deferred tax assets will be realized. Projected future income, tax-planning strategies, and the expected reversal of deferred tax liabilities are considered in making this assessment. Based on the projected future taxable income, the Metals segment has adjusted its valuation allowance with regard to its U.S. deferred tax assets. Accordingly, for the year ended December 31, 2007, the valuation allowance decreased by $20 million. The change in the valuation allowance for the year ended December 31, 2008 was immaterial.

At December 31, 2008 WPI had federal and state net operating loss carryforwards totaling $420 million, which expire in the years 2025 through 2028. WPI evaluated all positive and negative evidence associated with its deferred tax assets and concluded that a valuation allowance on all its deferred tax assets should be established. For the years ended December 31, 2008 and December 31, 2007, the valuation allowance has increased by $34 million and $71 million, respectively.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

19. Income Taxes  – (continued)

During fiscal 2008, Investment Management operations did not generate income that was subject to the New York City Unincorporated Business Tax (“UBT”). Through December 31, 2007, certain of the hedge fund entities within our Investment Management operations were subject to UBT at a statutory rate of 4% on a portion of its net income. UBT is accounted for under SFAS No. 109.

At December 31, 2008, Atlantic Coast had federal net operating loss carryforwards totaling approximately $19 million, which will begin expiring in the year 2024 and forward. Additionally, Atlantic Coast had federal alternative minimum tax and general business credit carryforwards of approximately $2 million which expire in 2009 through 2026, and New Jersey alternative minimum assessment credit carryforwards of approximately $1 million, which can be carried forward indefinitely.

FIN 48

We adopted the provisions FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, we recognized approximately $1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of partners’ equity. On March 1, 2008, approximately $252 million of unrecognized tax benefits were added pursuant to our acquisition of a controlling interest in Federal-Mogul, $92 million of which would have affected the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007
Balance at January 1,	$3	$6
Addition from the acquisition of controlling interest in Federal-Mogul	252	—
Additions based on tax positions related to the current year	40	—
Additions for tax positions of prior years	207	—
Decrease for tax positions of prior years	(16)	(3)
Decrease for statute of limitation expiration	(19)	—
Impact of currency translation and other	(9)	—
Balance at December 31,	$458	$3

At January 1, 2008 and December 31, 2008, we had unrecognized tax benefits of $3 million and $458 million, respectively. Of this total, $3 million and $52 million represents the amount of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate for January 1, 2008 and December 31, 2008, respectively. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

During the next 12 months, we do not anticipate any significant changes to the amount of our unrecognized tax benefits. However, due to ongoing tax examinations, additional unrecognized tax benefits and interest and penalties, it is not possible to estimate additional net increases or decreases to our unrecognized tax benefits during the next 12 months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as a component of income tax expense. The amount of accrued interest and penalties was $10 million and $1 million as of December 31, 2008 and December 31, 2007, respectively. The increase in the accrued interest and penalties during the 12 months ended December 31, 2008 is comprised of $6 million related to our acquisition of a controlling interest in Federal-Mogul and $3 million additional expense accrued for fiscal 2008.

We or certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. We and our subsidiaries are no longer subject to U.S. federal tax examinations for years before 2005 or state and local examinations for years before 2001, with limited

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

19. Income Taxes  – (continued)

exceptions. We, or our subsidiaries, are currently under various income tax examinations in several states and foreign jurisdictions, but are no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 1998.

20. Commitments and Contingencies

Federal-Mogul

Environmental Matters

Federal-Mogul has been designated as a potentially responsible party (“PRP”) by the United States Environmental Protection Agency, other national environmental agencies and various provincial and state agencies with respect to certain sites with which Federal-Mogul may have had a direct or indirect involvement. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability that might be imposed on Federal-Mogul pertaining to these sites, Federal-Mogul’s share of the total waste sent to these sites has generally been small. The other companies that sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent, publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. Thus, Federal-Mogul believes its exposure for liability at these sites is limited.

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

Federal-Mogul is a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits had been stayed temporarily to allow the parties to engage in settlement negotiations and are both now proceeding to trial. During fiscal 2008, Federal-Mogul reached settlements with certain parties, which resulted in net recoveries of $17 million. Federal-Mogul continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves were $26 million at December 31, 2008 and are included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At December 31, 2008, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded to be $69 million.

Conditional Asset Retirement Obligations

Federal-Mogul records CARO in accordance FIN 47 when the amount can be reasonably estimated, typically upon decision to close or sell the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2009. In connection with these sites, Federal-Mogul has accrued $27 million as of December 31, 2008 for CARO, primarily related to anticipated costs of removing

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

20. Commitments and Contingencies  – (continued)

hazardous building materials, and has considered impairment issues that may result from capitalization of CARO in accordance with SFAS No. 144.

Federal-Mogul has additional CARO, also primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because Federal-Mogul does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, Federal-Mogul is currently unable to determine amounts to accrue for CARO at such sites.

For those sites that Federal-Mogul identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, Federal-Mogul will review these sites for both CARO in accordance with FIN 47 and impairment issues in accordance with SFAS No. 144.

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

WPI Litigation

We are defendants in two lawsuits, one in federal court in New York and one in the Delaware state court, challenging, among other matters, the status of our ownership interests in the common and preferred stock of WPI.

We continue to vigorously defend against all claims asserted in the federal and Delaware proceedings and believe that we have valid defenses. However, we cannot predict the outcome of these proceedings or the ultimate impact on our investment in WPI and its subsidiaries or the business prospects of WPI and its subsidiaries.

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of December 31, 2008 and WPI’s results of operations for the period the date of acquisition (August 8, 2005) through December 31, 2008. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different than those presented for all periods presented.

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) is defendant, together with Icahn Enterprises and various individuals, including one of our current directors, as additional defendants, in a purported stockholder derivative and class action lawsuit filed in February, 2008 alleging that among other things, that certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short term investments which currently aggregates approximately $48 million. In March, 2008, NEGI dissolved and deregistered its securities with the SEC. As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, we cannot predict the outcome of the litigation on us or on our interest in NEGI.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

20. Commitments and Contingencies  – (continued)

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP by U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at December 31, 2008 and December 31, 2007. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24 million at December 31, 2008 and 2007. Management believes, based on past experience that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a potentially responsible party at additional sites. The impact of such future events cannot be estimated at the current time.

Leases

Future minimum lease payments under operating leases with initial terms of one or more years consist of the following at December 31, 2008 (in millions of dollars):

Year	Operating Leases
2009	$53
2010	44
2011	34
2012	27
2013	25
Thereafter	49
$232

Other

In the ordinary course of business, we, our subsidiaries and other companies in which we invest are parties to various legal actions. In management’s opinion, the ultimate outcome of such legal actions will not have a material effect on our consolidated financial statements taken as a whole.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

21. Subsequent Events

Investment Management

Subsequent to December 31, 2008, we made an investment of $250 million in the Private Funds.

Declaration of Distribution on Preferred Units

On February 23, 2009, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. The distribution is payable on March 31, 2009 to holders of record as of March 17, 2009. The board of directors also approved an increase in the number of authorized preferred units by 1,100,000 to 14,100,000 required for the distribution.

Declaration of Distribution on Depositary Units

On February 23, 2009, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2009. The distribution will be paid on March 30, 2009, to depositary unitholders of record at the close of business on March 16, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

22. Quarterly Financial Data (Unaudited) (In Million of Dollars, Except per Unit Data)

	Three Months Ended(1)
	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
Revenues	$1,130	$954	$1,865	$784	$1,796	$414	$236	$339
Income (loss) from continuing operations before income tax and non-controlling interests	$(21)	$439	$(610)	$273	$(501)	$(91)	$(1,994)	$(132)
Income tax (expense) benefit	(20)	(2)	(56)	(2)	(33)	(10)	62	5
Non-controlling interests in income (loss)	5	(254)	616	(227)	559	108	1,465	112
(Loss) income from continuing operations	(36)	183	(50)	44	25	7	(467)	(15)
Income (loss) from discontinued operations	489	38	(1)	21	(2)	17	(1)	13
Net earnings (loss)	$453	$221	$(51)	$65	$23	$24	$(468)	$(2)
Basic and diluted earnings (loss) per LP unit(2):
(Loss) Income from continuing operations	$(0.26)	$0.93	$(1.35)	$(0.73)	$0.34	$0.27	$(6.49)	$(0.21)
Income (loss) from discontinued operations	7.14	0.60	(0.02)	0.33	(0.02)	0.25	(0.02)	0.19
Basic and diluted earnings (loss) per LP unit	$6.88	$1.53	$(1.37)	$(0.40)	$0.32	$0.52	$(6.51)	$(0.02)

(1)	All quarterly amounts have been reclassified for the effects of reporting discontinued operations and common-control acquisitions.
(2)	Net earnings (loss) per LP unit is computed separately for each period and therefore, the sum of such quarterly per LP unit amounts may differ from the total for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2008, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for an assessment of the effectiveness of internal control over financial reporting; as such items are defined in Rule 13a-15f under the Exchange Act.

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

Our management has performed an assessment according to the guidelines established by COSO. Based on the assessment, management has concluded that our system of internal control over financial reporting, as of December 31, 2008, is effective.

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

Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises L.P.

We have audited Icahn Enterprises L.P. and Subsidiaries’ (the “Partnership”) (a Delaware limited partnership) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We did not audit the internal control over financial reporting of Federal-Mogul Corporation, a subsidiary, whose total assets as of December 31, 2008, and whose revenues for the period from March 1, 2008 (date of consolidation) through December 31, 2008, constituted $7.2 billion and $5.7 billion, respectively, of the related consolidated totals. Federal-Mogul Corporation’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to Federal-Mogul Corporation’s internal control over financial reporting in relation to the Partnership taken as a whole, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

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

In our opinion, based on our audit and the report of other auditors, Icahn Enterprises L.P. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Icahn Enterprises L.P. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report thereon dated March 4, 2009, expressed an unqualified opinion.

/s/ Grant Thornton LLP

New York, New York
March 4, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited Federal-Mogul Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting included as Item 8 in Federal-Mogul Corporation’s Form 10-K for the year ended December 31, 2008. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 (Successor), and 2007 and 2006 (Predecessor) (not presented separately herein), and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 24, 2009

Item 9B. Other Information

On March 3, 2009, Mr. Shea and we mutually agreed that Mr. Shea’s last day of employment with us would be March 6, 2009 so that Mr. Shea can pursue other interests.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, offices held and ages of the directors and executive officers of Icahn Enterprises GP as of March 2, 2009 are as follows:

Name	Age	Position
Carl C. Icahn	73	Chairman of the Board
William A. Leidesdorf	63	Director
Vincent J. Intrieri	52	Director
James L. Nelson	59	Director
Jack G. Wasserman	72	Director
Keith A. Meister	35	Principal Executive Officer and Vice Chairman of the Board
Peter K. Shea	57	President
Dominick Ragone	46	Chief Financial Officer and Principal Accounting Officer

Carl C. Icahn has served as Chairman of the Board of Icahn Enterprises GP since 1990. As discussed elsewhere in further detail, on August 8, 2007, we acquired the general partnership interests in the General Partners and New Icahn Management. From August 8, 2007 until December 31, 2007, Mr. Icahn served as Chief Executive Officer of New Icahn Management and, commencing January 1, 2008, Mr. Icahn serves as Chief Executive Officer of Icahn Capital. Mr. Icahn also serves as Chief Executive Officer of the General Partners. Prior to January 1, 2008, the General Partners and New Icahn Management provided investment advisory and certain management services to the Private Funds. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by New Icahn Management. The investment strategy of the General Partners is set and led by Mr. Icahn. See Part I, Item 1, “Business — Investment Management,” for a further description of our Investment Management Business. Prior to the acquisition of the general partnership interests on August 8, 2007, Mr. Icahn managed these private investment funds through his entities, CCI Onshore Corp. and CCI Offshore Corp. In addition, from September 2004 to February 2005, Mr. Icahn served as the sole member of the predecessors of CCI Onshore Corp. and CCI Offshore Corp. (CCI Onshore LLC and CCI Offshore LLC, respectively). Mr. Icahn has served as a director of WPI, our Home Fashion segment, since October 2005. Since 1984, Mr. Icahn has also served as Chairman of the Board and a director of Starfire Holding Corporation, a privately held holding company. Mr. Icahn was also Chairman of the Board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities Dealers, from 1968 to 2005. Mr. Icahn has served as chairman of the board and as a director of American Railcar Industries, Inc., or ARI, a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, since 1994. From October 1998 through May 2004, Mr. Icahn was the president and a director of Stratosphere Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las Vegas, which was sold as part of the sale of our membership interest in American Casino & Entertainment Properties LLC. From September 2000 to February 2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Entertainment Holdings, Inc., or Atlantic Coast, the owner and operator of The Sands casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006, and of its predecessor from January 2003 to February 2006. Mr. Icahn has served as a director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993. In May 2005, Mr. Icahn became a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. From September 2006 through November 21, 2008, Mr. Icahn was a director of ImClone, a biopharmaceutical company, and from October 2006 through November 21, 2008, he was the chairman of the board of ImClone. In August 2007, Mr. Icahn became a director of WCI Communities, Inc., or WCI, a homebuilding company and, since September 2007, has been the chairman of the board of WCI. In December 2007, Mr. Icahn became a director of Federal-Mogul, a majority-owned subsidiary of Icahn Enterprises which constitutes our Automotive segment and is a supplier of automotive products, and since January 2008, has been the chairman of the board of Federal-Mogul. In April 2008, Mr. Icahn became a director of Motricity, Inc., a company that provides mobile content services and solutions. In August 2008, Mr. Icahn became a director of Yahoo! Inc., a company that provides internet services to users, advertisers, publishers and developers worldwide.

William A. Leidesdorf has served as a director of Icahn Enterprises GP since March 1991. Since December 2003, Mr. Leidesdorf has served as a director of American Entertainment Properties Corp., or AEP. From May 2005 until November 15, 2007, Mr. Leidesdorf served as a director of Atlantic Coast. Mr. Leidesdorf was a director of Renco Steel Group, Inc. and was a director of its subsidiary, WCI Steel, Inc., a steel producer which filed for Chapter 11 bankruptcy protection in September 2003. Since October 2008, Mr. Leidesdorf is the owner and managing director of Renaissance Hampton Mayfair LLC, a company primarily engaged in acquiring multifamily residential properties. Previously, from June 1997 through October 2008, Mr. Leidesdorf was an owner and a managing director of Renaissance Housing, LLC. From April 1995 through December 1997, Mr. Leidesdorf acted as an independent real estate investment banker.

Vincent J. Intrieri has served as a Director of Icahn Enterprises GP since July 2006. As discussed elsewhere in further detail, on August 8, 2007 (see Item 1, “Business — Investment Management”), we acquired the general partnership interests in the General Partners and New Icahn Management. From August 8, 2007 until December 31, 2007, Mr. Intrieri served as a Managing Director of New Icahn Management and, commencing January 1, 2008, Mr. Intrieri serves as a Managing Director of Icahn Capital. Since November 2004 and continuing after our acquisition, Mr. Intrieri has been a Managing Director of the General Partners. Since November 2005, Mr. Intrieri has been a director of WPI. He is also a director of PSC, our metals subsidiary, and, since December 2006, he has been a director of NEGI. Since January 1, 2005, Mr. Intrieri has been Senior Managing Director of Icahn Associates Corp. and High River Limited Partnership, entities primarily engaged in the business of holding and investing in securities. Since April 2005, Mr. Intrieri has been the President and Chief Executive Officer of Philip Services Corporation, an industrial services company. Since August 2005, Mr. Intrieri has served as a director of ARI. From March 2005 to December 2005, Mr. Intrieri was a Senior Vice President, the Treasurer and the Secretary of ARI. Since April 2003, Mr. Intrieri has been chairman of the board of directors and a director of Viskase Companies, Inc., a producer of cellulosic and plastic casings used in preparing and packaging processed meat products. Mr. Intrieri also serves on the board of directors of XO Holdings., a telecommunications company. With respect to each company mentioned above, Mr. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Intrieri is a certified public accountant.

James L. Nelson has served as a director of Icahn Enterprises GP since June 2001. Since December 2003, Mr. Nelson has served as a director of AEP. From May 2005 until November 15, 2007, Mr. Nelson served as a director of Atlantic Coast. From 1986 until the present, Mr. Nelson has been Chairman and Chief Executive Officer of Eaglescliff Corporation, a specialty investment banking, consulting and wealth management company. From March 1998 through 2003, Mr. Nelson was Chairman and Chief Executive Officer of Orbit Aviation, Inc., a company engaged in the acquisition and completion of Boeing Business Jets for private and corporate clients. From August 1995 until July 1999, Mr. Nelson was Chief Executive Officer and Co-Chairman of Orbitex Management, Inc., a financial services company in the mutual fund sector. From August 1995 until March 2001, he was on the Board of Orbitex Financial Services Group. Mr. Nelson currently serves as a director and Chairman of the Audit Committee of Viskase Companies, Inc., a company in which Mr. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. From January 2008 through June 2008, Mr. Nelson served as a director of Shuffle Master, Inc. In March 2008, Mr. Nelson was appointed a director of Pacific Energy Resources Ltd., an energy producer. In April 2008, Mr. Nelson was appointed a director of Cequel Communications, an owner and operator of a large cable television system.

Jack G. Wasserman has served as a director of Icahn Enterprises GP since December 1993. Since December 2003, Mr. Wasserman served as a director of AEP. From May 2005 until November 15, 2007, Mr. Wasserman has served as a director of Atlantic Coast. Mr. Wasserman is an attorney and a member of the Bars of New York, Florida and the District of Columbia. From 1966 until 2001, he was a senior partner of Wasserman, Schneider, Babb & Reed, a New York-based law firm, and its predecessors. Since September 2001, Mr. Wasserman has been engaged in the practice of law as a sole practitioner. Since

December 1998, Mr. Wasserman has been a director of NEGI. Mr. Wasserman is also a director of Cadus Corporation, a biotechnology company controlled by Mr. Icahn.. Since March 2004, Mr. Wasserman has been a director of Wendy’s/Arby’s Group, Inc., formerly Triarc Companies, Inc., an owner and franchisor of the Wendy’s and Arby’s restaurant systems. Mr. Wasserman serves on the audit and compensation committees of Wendy’s/Arby’s Group, Inc.

Keith A. Meister has served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP since March 2006. He served as Chief Executive Officer of Icahn Enterprises GP from August 2003 until March 2006 and as President of Icahn Enterprises GP from August 2003 until April 2005. From August 8, 2007 until December 31, 2007, Mr. Meister served as a Managing Director of New Icahn Management and, commencing January 1, 2008, Mr. Meister serves as a Managing Director of Icahn Capital. In addition, since November 2004, Mr. Meister has served as a Managing Director of the General Partners. Since June 2002, Mr. Meister has served as senior investment analyst and subsequently Managing Director of High River Limited Partnership, an entity primarily engaged in the business of holding and investing in securities. Mr. Meister also serves as a director of various direct and indirect subsidiaries of Icahn Enterprises. He also serves on the Boards of Directors of the following companies: XO Holdings, WCI and Motorola, Inc., a mobile communications company, companies in which Mr. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities.

Peter K. Shea has served as President of Icahn Enterprises GP and as a director of our subsidiaries, WPI and PSC since December 2006. In addition, since December 2006 Mr. Shea has been Head of Portfolio Company Operations at Icahn Enterprises Holdings. Since December 2006, Mr. Shea has also served as a director of XO Holdings, as a director of ARI and, since November 2006, a director of Viskase Companies, Inc, companies in which Mr. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Shea was an independent consultant to various companies and an advisor to private equity firms from 2002 until December 2006. During this period, he also served as Executive Chairman of Roncadin GmbH, a European food company, and a Board Director with Sabert Corporation, a manufacturer of plastics and packaging products. From 1997 to 2001, he was a Managing Director of H.J. Heinz Company in Europe, a manufacturer and marketer of a broad line of food products across the globe. Mr. Shea has been Chairman, Chief Executive Officer or President of other companies including SMG Corporation, John Morrell & Company and Polymer United. SMG and John Morrell were international meat processing firms and Polymer United was a leading plastics manufacturer operating throughout Central America. Previously, he held various executive positions, including Head of Global Corporate Development, with United Brands Company, a Fortune 100 company with a broad portfolio of companies operating in many sectors. Mr. Shea began his career with General Foods Corporation. He has also served on the Boards of Premium Standard Farms and New Energy Company of Indiana.

Dominick Ragone has served as Chief Financial Officer of Icahn Enterprises GP effective July 28, 2008. Prior to his appointment as Chief Financial Officer, from May 2007 to June 2008, Mr. Ragone was the Assistant Controller for Bear Stearns. Mr. Ragone also held positions as a Managing Director for Morgan Stanley from 2004 to 2007, and as a Partner for PricewaterhouseCoopers LLP from 1988 to 2004. During his tenure at PricewaterhouseCoopers LLP, Mr. Ragone served as a Professional Accounting Fellow with the SEC’s Office of the Chief Accountant from 1999 to 2001.

Audit Committee

James L. Nelson, William A. Leidesdorf and Jack G. Wasserman serve on our audit committee. We believe that the audit committee members are “independent” as defined in the currently applicable listing standards of the New York Stock Exchange, or NYSE. A copy of the audit committee charter is available on our website at www.icahnenterprises.com/files/pdf/audit_committee_charter.pdf or may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.

Our audit committee generally meets formally at least once every month, and more often if necessary. In addition to the functions set forth in its charter, pursuant to our amended and restated agreement of limited partnership, and in accordance with SEC and NYSE regulations, the audit committee reviews potential conflicts of interest that may arise between us and Icahn Enterprises GP and its affiliates and Mr. Icahn.

The functions of our audit committee as set forth in our amended and restated partnership agreement include: (1) the review of our financial and accounting policies and procedures; (2) the review of the results of audits of the books and records performed by our outside auditors; (3) the review of allocations of overhead expenses in connection with the reimbursement of expenses to Icahn Enterprises GP and its affiliates; (4) the review and approval of related party transactions and conflicts of interest in accordance with the terms of our partnership agreement; and (5) the pre-approval, subject to Board approval, of our independent registered public accounting firm.

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

Audit Committee Report

The audit committee has confirmed that: (1) the audit committee reviewed and discussed our 2008 audited financial statements with management; (2) the audit committee has discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU§380); (3) the audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1; and (4) based on the review and discussions referred to in clauses (1), (2) and (3) above, the audit committee recommended to the board of directors that our 2008 audited financial statements be included in this annual report on Form 10-K.

This report is provided by the following independent directors, who constitute the audit committee:

William A. Leidesdorf
James L. Nelson
Jack G. Wasserman

Code of Ethics

On October 25, 2004, Icahn Enterprises GP’s board of directors adopted a Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website at http://www.ielp.com/files/pdf/code_of_ethics.pdf and may be obtained without charge by writing to Icahn Enterprises L.P., 767 Fifth Avenue, Suite 4700, New York, NY 10153, Attention: Investor Relations.

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

In March 2008, our principal executive officer submitted to the NYSE a certification under Section 303A.12(a) of the NYSE Corporate Governance rules certifying that he was not aware of any violations by us of the NYSE corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no director, executive officer or beneficial owner of more than 10% of Icahn Enterprises’ depositary units failed to file on a timely basis reports required by §16(a) of the ’34 Act, during the year ended December 31, 2008.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

In this section, we will provide an overview and analysis of our compensation programs, the compensation decisions we have made under those programs, and the factors we considered in making those decisions. Later in this section, under the heading “Additional Information Regarding Executive Compensation,” you will find a table containing specific information about the compensation earned by the following individuals in fiscal 2008, whom we refer to as our named executive officers:

•	Carl C. Icahn, Chairman of the Board(1)
•	Keith A. Meister, Principal Executive Officer and Vice Chairman
•	Peter K. Shea, President
•	Dominick Ragone, Chief Financial Officer and Principal Accounting Officer. Mr. Ragone has held these positions since July 28, 2008
•	Andrew R. Skobe, former Interim Chief Financial Officer and Principal Accounting Officer, who held this position until July 28, 2008

The discussion below is intended to help you understand the detailed information provided in the table and put that information into context within our overall compensation program.

Overview of Compensation Program

Throughout this narrative discussion and in the accompanying table, we refer to our named executive officers. The key compensation package provided to our named executive officers consists of (i) base salary, (ii) incentive compensation and (iii) the 401(k) Plan and other benefits. The key compensation provided to Messrs. Icahn, Meister, Shea and Ragone consists of salary and bonus pursuant to employment agreements and, in the case of Mr. Meister, as applicable, certain special profits interest allocations (management fees prior to January 1, 2008) and incentive allocations. For fiscal 2008, Mr. Meister did not receive any allocations. See “Additional Information Regarding Executive Compensation — Summary Compensation Table” for the compensation received by each of our named executive officers for fiscal 2008. Executive compensation levels and bonuses are established based upon the recommendation of our chairman, which are discussed with members of the board. The board of directors does not delegate the authority to establish executive officer compensation to any other person and has not retained any compensation consultants to determine or recommend the amount or form of executive and director compensation.

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

The primary components of our executive compensation are base salary and annual bonus, payable in cash. In addition, Mr. Meister is eligible to receive certain special profits interest allocations and incentive allocations as described elsewhere in this report. Base salary is paid for ongoing performance throughout the year and is determined based on job function and each executive’s contribution to our performance and

(1)	In addition, Mr. Icahn serves as Chief Executive Officer of our subsidiary, Icahn Capital, and of the General Partners.

achievement of our overall business objectives. Our annual bonuses are intended to reward particular achievement during the year, motivate future performance and attract and retain highly qualified key employees. We generally do not pay compensation in options, units or other equity-based awards.

Determination of Appropriate Pay Levels

We compete with many other companies for experienced and talented executives. Market information in general regarding pay practices at peer companies (as provided in the public reports filed by such companies with the SEC) may be reviewed and considered in assessing the reasonableness of compensation and ensuring that compensation levels remain competitive in the marketplace. As described elsewhere in this report, all of our named executive officers (other than Peter Shea, whose contract expired on December 31, 2008, and whose employment will end on March 6, 2009 and Andrew R. Skobe) have entered into employment agreements with us. For a further description of these agreements, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

Each element of compensation is reviewed so that the overall compensation package will attract, motivate and retain our key employees, including our named executive officers, by rewarding superior performance. The following factors are considered to determine the amount of compensation paid to each executive officer:

•	overall job performance, including performance against corporate and individual objectives;
•	job responsibilities, including unique skills necessary to support our long-term performance, including that of our subsidiaries; and
•	teamwork, both contributions as a member of the executive management team and fostering an environment of personal and professional growth for the entire work force.

Allocation of Compensation

There is no pre-established policy or target for the allocation of compensation, other than the employment agreements with certain of our named executive officers. The board of directors review the factors described above, as well as the overall compensation philosophy, to determine the appropriate level and mix of compensation. As referenced above, under NYSE rules, because we are a limited partnership and a controlled entity, we are not required to (and do not) maintain a compensation committee. Historically, and in fiscal 2008, the total compensation granted to named executive officers was in the form of cash compensation.

Compensation Components for Fiscal Year 2008

Base Salary

Base salaries for executive officers are determined based on job performance, job responsibilities and teamwork. In addition, we have also entered into employment contracts with Carl C. Icahn (referred to as the Icahn Employment Agreement), Keith A. Meister (referred to as the Meister Employment Agreement), Peter K. Shea (referred to as the Shea Employment Agreement, which agreement expired on December 31, 2008) and Dominick Ragone (referred to as the Ragone Employment Agreement).

During 2008, pursuant to the Icahn Employment Agreement by and among us, New Icahn Management, Mr. Icahn and the other parties referred to therein, Mr. Icahn served as Chairman of the Board of Icahn Enterprises GP and as Chairman and Chief Executive Officer of Icahn Capital and Chief Executive Officer of the General Partners. He is entitled to receive an annual base salary of $900,000. For fiscal 2009, Mr. Icahn reduced his annual base salary to $400,000.

Mr. Meister serves as our Principal Executive Officer, but does not receive a salary from us in such capacity. Mr. Meister is entitled to an annual fee of $100,000 for serving as the Vice Chairman of the board of directors of Icahn Enterprises GP. During fiscal 2008, pursuant to the Meister Employment Agreement by and among us, Icahn Capital, Mr. Meister and the other parties referred to therein, Mr. Meister served as a Managing Director of Icahn Capital. Pursuant to the agreement, as amended, for fiscal 2008, Mr. Meister is entitled to receive an annual base salary consisting of (i) $500,000 (less the aggregate salary and/or director fees actually paid to Mr. Meister by or on behalf of Icahn Enterprises, Icahn Enterprises Holdings and/or Icahn Enterprises GP), and (ii) a Net Target Special Profits Interest Amount of $1,495,678 (which amount replaces a portion of management fees that Mr. Meister was eligible to receive in fiscal 2007 and that were terminated prior to January 1, 2008). Such former management fees were reported in “All Other Compensation” in the Annual Report on Form 10-K for fiscal 2007, although the Net Target Special Profits Interest Amount effective January 1, 2008 is treated as and reported under “Salary” in this Annual Report on Form 10-K for fiscal 2008. In addition to the Net Target Special Profits Interest Amount, Mr. Meister is eligible to receive certain special profits interest allocations (replacing the balance of management fees Mr. Meister was eligible to receive prior to January 1, 2008) and incentive allocations, as applicable. For fiscal 2008, Mr. Meister did not receive either of such allocations.

Pursuant to the Shea Employment Agreement by and between us and Mr. Shea, Mr. Shea was entitled to receive an annual base salary of $450,000.

Pursuant to the Ragone Employment Agreement by and between Icahn Enterprises Holdings and Mr. Ragone, Mr. Ragone is entitled to a base salary of $300,000 for 2008 (pro rated from July 28, 2008), which may be increased up to 10% for fiscal 2009.

For fiscal 2008, Mr. Skobe received a salary of $325,000.

Generally, total compensation is used in determining the amount of contributions permitted under our 401(k) Plan.

See “Additional Information Regarding Executive Compensation — Summary Compensation Table” for detailed information on the compensation received by each of our named executive officers for fiscal 2008.

Bonus

Each of Messrs. Icahn and Shea is eligible for a discretionary annual bonus, and Mr. Meister receives a fixed annual bonus of $1 million, in each case, as determined pursuant to the terms of his respective employment agreement (except for the Shea Employment Agreement which expired on December 31, 2008). For fiscal 2008, Mr. Ragone was entitled to a one-time bonus of $1,150,000, and is eligible for future discretionary annual bonuses, as determined pursuant to the terms of his employment agreement. For a further description of the employment agreements, including salary and bonuses, see “Additional Information Regarding Executive Compensation — Employment Agreements.”

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

Perquisites

The total value of all perquisites and personal benefits (exclusive of 401(k) matching contributions) provided to each of our named executive officers for fiscal 2008, fiscal 2007 and/or fiscal 2006 was less than $10,000 per person, except for Carl C. Icahn, for whom perquisites and other benefits are identified in the Summary Compensation Table under the “All Other Compensation” column and in related footnotes.

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
Keith A. Meister
James L. Nelson
Jack G. Wasserman

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, our entire board of directors participated in deliberations concerning executive compensation. Mr. Meister serves as our principal executive officer. During fiscal 2008, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our board of directors.

Additional Information Regarding Executive Compensation

The following table sets forth information in respect of the compensation earned for services to us and/or our subsidiaries by each of our named executive officers for fiscal 2008, fiscal 2007 and fiscal 2006, as applicable.

Summary Compensation Table

	Annual Compensation(1)
Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total ($)
Carl C. Icahn(2) Chairman of the Board	2008	900,000	(3)	—		60,400	(4)	960,400
	2007	357,534		—		11,053	(4)	368,587
	2006	—		—		—		—
Keith A. Meister(5) Principal Executive Officer and Vice Chairman	2008	1,895,678		1,000,000		106,324		3,002,002
	2007	127,123		317,808		4,556,031		5,000,962
	2006	49,038		—		80,000		129,038
Peter K. Shea(6) President	2008	450,000		180,000		10,796	(4)	640,796
	2007	450,000		225,000		8,957	(4)	683,957
	2006	36,346		—		—		36,346
Dominick Ragone(7) Chief Financial Officer and Principal Accounting Officer	2008	126,923	(7)	1,150,000	(7)	87	(4)	1,277,010
	2007	—		—		—		—
	2006	—		—		—		—
Andrew R. Skobe(8) Former Interim Chief Financial Officer and Principal Accounting Officer	2008	325,000		100,000		209	(4)	425,209
	2007	244,801		255,000		209	(4)	500,010
	2006	—		—		—		—

(1)	Pursuant to applicable regulations, certain columns of the Summary Compensation Table and each of the remaining tables have been omitted, as there has been no compensation awarded to, earned by or paid to any of the named executive officers by us, any of our subsidiaries or by Icahn Enterprises GP, which was subsequently reimbursed by us, required to be reported in those columns or tables, except as noted below.
(2)	The salary indicated above represents compensation paid to Mr. Icahn in fiscal 2008 and fiscal 2007 for his services as Chief Executive Officer of our subsidiaries, New Icahn Management and Icahn Capital, and of the General Partners pursuant to the Icahn Employment Agreement. Salary paid for fiscal 2007 reflects a pro rata share of Mr. Icahn’s annual compensation from August 8, 2007, the date we acquired the Partnership Interests. Pursuant to the Icahn Employment Agreement, Mr. Icahn is eligible to receive an annual incentive bonus based on a two-component bonus formula, 50% of which bonus, if payable, is subject to mandatory deferral and vesting and treated as though invested in the Private Funds and as though subject to a 2% fee (but no incentive allocation). For fiscal 2008 and 2007, Mr. Icahn did not receive an annual incentive bonus. See “Additional Information Regarding Executive Compensation — Employment Agreements” for a further discussion of the Icahn Employment Agreement. Mr. Icahn does not receive director fees from us.
(3)	For fiscal 2009, Mr. Icahn reduced his annual base salary to $400,000.
(4)	Represents other compensation paid to the following named executive officers: (i) Carl C. Icahn, $10,219 and $10,844 in medical and dental benefits for fiscal 2008 and fiscal 2007, respectively, $209 in life insurance premiums paid by us for each of fiscal 2008 and fiscal 2007, and in his capacity as the Chairman of the Board of Directors of Federal-Mogul, he received $49,972 which represents the incremental cost of Mr. Icahn's personal use of Federal-Mogul's corporate aircraft for fiscal 2008. Mr. Icahn received no fees or compensation from Federal-Mogul for fiscal 2008 other than for the use of the corporate aircraft as discussed above. The calculation of incremental cost for the personal use of Federal-Mogul’s corporate aircraft includes the variable costs incurred as a result of personal flight activity which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The use of the aircraft for personal use by Mr. Icahn was approved by the Board of Directors of Federal-Mogul and the Compensation Committee; (ii) Peter K. Shea, $6,971 and $5,693 in matching contributions under our 401(k) Plan for fiscal 2008 and fiscal 2007, respectively; $209 in life insurance premiums for each of fiscal 2008 and fiscal 2007; and $3,616 and $3,055 in medical and dental benefits paid by us for fiscal 2008 and fiscal 2007, respectively; (iii) Dominick Ragone, $87 in life insurance premiums paid by us for fiscal 2008; and(iv) Andrew R. Skobe, $209 in life insurance premiums paid by us for each of each 2008 and fiscal 2007. In each of fiscal 2008, fiscal 2007 and fiscal 2006, we made a matching contribution to the employee’s individual 401(k) Plan account in the amount of one-half (1/2) of the first six and one-quarter (6.25%) percent of gross salary contributed by the employee. Other than Mr. Icahn, no named executive officer received medical and dental benefits of $10,000 or greater. None of Messrs. Icahn, Meister, Ragone or Skobe participates in the 401(k) Plan and thus did not receive any matching contributions for fiscal 2008 or 2007.
(5)	Mr. Meister has served as Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP since March 2006. Prior to March 2006, Mr. Meister served as Chief Executive Officer and received salary in that capacity. Effective March 14, 2006, Mr. Meister was elected Principal Executive Officer and Vice Chairman of the Board of Icahn Enterprises GP. Mr. Meister receives a fee of $100,000 per annum for serving as the Vice Chairman of the board of directors, but does not receive any other compensation from us in his capacity as Principal Executive Officer. The salary and bonus indicated above represent compensation paid to Mr. Meister in fiscal 2008 and fiscal 2007 for his services as a Managing Director for Icahn Capital and New Icahn Management, respectively, pursuant to the Meister Employment Agreement. As referenced above, for fiscal 2008, Mr. Meister is entitled to receive an annual base salary which includes a Net Target Special Profits Interest Amount of $1,495,678 (which replaces a portion of management fees that Mr. Meister was eligible to receive in fiscal 2007 and that were terminated prior to January 1, 2008). Such former management fees are reported in “All Other Compensation” in this Summary Compensation Table for fiscal 2007, although the Net Target Special Profits Interest Amount effective January 1, 2008 is reported under “Salary” for fiscal 2008. In addition to the Net Target Special Profits Interest Amount, Mr. Meister is eligible to receive certain special profits interest allocations (replacing the balance of management fees Mr. Meister was eligible to receive prior to January 1, 2008) and incentive allocations, as applicable. As described below, for fiscal 2008, Mr. Meister did not receive either of such allocations. The salary and bonus for fiscal 2007 reflects a pro rata share of his annual salary and $1 million fixed bonus from August 8, 2007.

The “All Other Compensation” indicated above for fiscal 2008 and fiscal 2007 includes the $100,000 paid to Mr. Meister for his services as Vice Chairman. The “All Other Compensation” for fiscal 2006 is the pro rata share of such fee for that year. “All Other Compensation” also includes $209 in life insurance premiums paid by us for each of fiscal 2008 and 2007, and $6,115 and $3,801 in medical and dental benefits paid by us for fiscal 2008 and fiscal 2007, respectively.

In addition to the $100,000 fee for services as Vice Chairman as referenced above, the “All Other Compensation” paid or allocated to (or deferred by) Mr. Meister for fiscal 2007 pursuant to the Meister Employment Agreement includes the following: (i) an amount of $2,848,766, equal to 4.0% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds for fiscal 2007 (of which $1,778,897 (or 2.5%) is subject to vesting); (ii) earnings on Mr. Meister’s share of prior year incentive allocations that were reinvested in the amount of $762,179 for fiscal 2007 and (iii) an amount of $849,990, equal to 4.0% of net management fees for fiscal 2007 payable by the Onshore Fund and the Feeder Funds (of which $517,145 (or 2.5%) is subject to vesting and was deferred by Mr. Meister for fiscal 2007 and is deemed invested in the Feeder Funds), offset by a loss of $8,705 in fiscal 2007 relating to the fiscal 2007 deferred management fees that were deemed invested in the Feeder Funds. The management fees paid to Mr. Meister for fiscal 2007 as indicated in the above table represents his share of such fees for that year since the acquisition of the Partnership Interests on August 8, 2007. The incentive allocations allocated to Mr. Meister for fiscal 2007 indicated in the above table represents incentive allocations made for such year because Icahn Enterprises assumed the right to receive all incentive allocations allocated to the General Partners in fiscal 2007, including incentive allocations allocated prior to the acquisition of the Partnership Interests. For fiscal 2008, Mr. Meister did not receive any special profits interest allocations or incentive allocations and had a loss on his share of prior year incentive allocations that were reinvested. See “Additional Information Regarding Executive Compensation — Employment Agreements” for a further discussion of the Meister Employment Agreement.

(6)	Mr. Shea has served as President of Icahn Enterprises GP since December 2006. Mr. Shea’s employment agreement expired on December 31, 2008. On March 3, 2009, Mr. Shea and we mutually agreed that Mr. Shea’s last day of employment with us would be March 6, 2009 so that Mr. Shea can pursue other interests.
(7)	Mr. Ragone has served as Chief Financial Officer and Principal Accounting Officer effective July 28, 2008. The salary indicated above reflects a pro rata share of his annual salary from July 28, 2008. The bonus indicated above reflects a one-time fixed payment for fiscal 2008. Mr. Ragone is eligible for future discretionary bonuses.
(8)	Mr. Skobe’s service in this position terminated on July 28, 2008. He had served as Interim Chief Financial Officer and Principal Accounting Officer since April 2, 2007.

Each of our executive officers may perform services for affiliates of Mr. Icahn for which we receive reimbursement. See Item 13, “Certain Relationships and Related Transactions and Director Independence.”

There are no family relationships between or among any of our directors and/or executive officers.

Employment Agreements

Icahn Employment Agreement

Pursuant to the Icahn Employment Agreement, over a five-year term, Mr. Icahn will serve as the Chairman and Chief Executive Officer of New Icahn Management, in addition to his current role as Chairman of Icahn Enterprises. Mr. Icahn also serves as the Chief Executive Officer of the General Partners. During the employment term, we will pay Mr. Icahn an annual base salary of $900,000 and an annual incentive bonus based on a bonus formula with two components. The first component is based on the annual return on assets under management by the Private Funds. The second component of the annual bonus payable by us is tied to the growth in our annual net income (other than income or losses resulting from the operations of our Investment Management business). For fiscal 2009, Mr. Icahn reduced his annual base salary to $400,000.

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

Prior to January 1, 2008, Mr. Meister was entitled during the Term to receive, in addition to his cash compensation described above: (i) until December 31, 2005, 2.5% of the management fees payable by the Onshore Fund and the Feeder Funds under their management agreements and 2.5% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, each subject to vesting; and (ii) from January 1, 2006, 4.0% of the management fees payable by the Onshore Fund and the Feeder Funds net of the expenses incurred by Icahn Management (until August 8, 2007) and by New Icahn Management (after such date) in providing the Management Services to the Private Funds, and 4.0% of the incentive allocations allocated to the General Partners by the Onshore Fund and the Offshore Master Funds, in each case 1.5% being payable currently and 2.5% being subject to vesting.

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

Effective December 2008, the Meister Employment Agreement was amended to comply with Code Section 409A.

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

Shea Employment Agreement

Pursuant to the Shea Employment Agreement, Mr. Shea received an annual base salary of $450,000 and was eligible for a discretionary bonus, to be determined by the board of directors of Icahn Enterprises GP, of up to 50% of his base salary. The Shea Employment Agreement expired on December 31, 2008. On March 3, 2009, Mr. Shea and we mutually agreed that Mr. Shea’s last day of employment with us would be March 6, 2009 so that Mr. Shea can pursue other interests.

Ragone Employment Agreement

Effective July 28, 2008, Dominick Ragone became Chief Financial Officer of Icahn Enterprises Holdings in accordance with the Ragone Employment Agreement dated as of May 1, 2008, between Mr. Ragone and Icahn Enterprises Holdings. Pursuant to the Ragone Employment Agreement, Mr. Ragone will serve as Chief Financial Officer of Icahn Enterprises Holdings and an officer, director, advisor or agent to Icahn Enterprises Holdings, Icahn Enterprises and/or Icahn Enterprises GP, the general partner of Icahn Enterprises Holdings and Icahn Enterprises, and each of their respective direct and/or indirect subsidiaries. Mr. Ragone commenced full-time employment with Icahn Enterprises Holdings under the Ragone Employment Agreement on July 28, 2008, and his employment period shall continue through December 31, 2011, unless otherwise terminated earlier pursuant to the terms of the agreement.

Pursuant to the Ragone Employment Agreement, Mr. Ragone is entitled to a base salary of $300,000 for fiscal 2008 (the “Base Salary”) (pro rated from July 28, 2008), which Base Salary may be increased at the discretion of the Chairman of the Board of Directors of Icahn Enterprises GP by up to approximately 10% for fiscal 2009. Mr. Ragone is eligible to receive a one-time bonus in the amount of $1,150,000 for fiscal 2008 (the “Bonus Compensation”), which Bonus Compensation will be earned and payable provided that Mr. Ragone is actively employed on a full-time basis by Icahn Enterprises Holdings on the day such bonus is to be paid. Additional bonuses will be payable at the discretion of the Chairman of the Board. In addition, Mr. Ragone is entitled to receive from Icahn Enterprises Holdings a special bonus in the aggregate amount equal to (i) $1,200,000 minus (ii) specified deductions (the “Special Bonus Compensation”). The Special Bonus Compensation will be payable in three equal installments on the first business day of July 2009, July 2010 and July 2011, provided that Mr. Ragone is actively employed on a full-time basis by Icahn Enterprises Holdings on the day such installment is to be paid.

Stock Award, Option and Non-Equity Incentive Plans

We do not have any stock award, option or non-equity incentive plans. There were no stock awards, options or other similar awards outstanding at December 31, 2008, nor were there any exercise of options or other similar awards during fiscal 2008.

Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last Fiscal Year (b)	Company Contributions in Last Fiscal Year (c)	Aggregate Loss in Last Fiscal Year (d)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at Last Fiscal Year End(1) (f)
Keith A. Meister	$—	$—	$177,568	$—	$330,871

(1)	The amount reported in column (f) for Mr. Meister was not reported in our Summary Compensation Table in years prior to fiscal 2007, since we did not control the General Partners or Icahn Management prior to August 8, 2007.

Pursuant to the Meister Employment Agreement, prior to fiscal 2008, Mr. Meister deferred, until January 30, 2012, a portion of his annual management fees that he was eligible to receive and such deferrals are deemed invested in the Feeder Funds. Such mandatory deferral arrangements were made on an unfunded nonqualified deferred compensation basis. Effective January 1, 2008, the Meister Employment Agreement was amended to provide that Mr. Meister’s former right to receive management fees was terminated and he is eligible to participate in the special profits interest allocations computed in the same manner as the net management fees Mr. Meister was previously entitled to receive. There will be no additional mandatory deferrals.

Upon termination of employment of Mr. Meister for any reason, Mr. Meister would be entitled to receive all deferrals payable in a lump sum. See “Additional Information Regarding Executive Compensation —  Employment Agreements” for a further discussion of the Meister Employment Agreement, including the annual deferrals.

The Company does not make any matching contributions in respect of the deferrals. Pursuant to the Meister Employment Agreement, Mr. Meister’s deferrals vest at 14.285% annually. Vesting will accelerate at any time that Mr. Meister’s employment is terminated without cause (as defined in the agreement).

Potential Payments Upon Termination or Change in Control

The following tables summarize the value of the termination payments and benefits that Messrs. Icahn, Meister, Shea and Ragone would receive if they had terminated employment on December 31, 2008 (the last day of fiscal 2008) under the circumstances shown, pursuant to the Icahn Employment Agreement, the Meister Employment Agreement, the Shea Employment Agreement (which expired on December 31, 2008) and the Ragone Employment Agreement, respectively. For a further description of the employment agreements, see “Employment Agreements.” The tables exclude (i) amounts accrued through December 31, 2008 that would be paid in the normal course of continued employment, such as accrued but unpaid salary for fiscal 2008 and reimbursed business expenses, and (ii) vested account balances under our 401(k) Plan that is generally available to all of our employees. The tables include bonuses accrued but not yet paid for fiscal 2008 to the extent a pro rata bonus is payable in respect of fiscal 2008 under the applicable circumstances.

We have not entered into any other employment agreements, severance agreements or any other type of termination or change in control agreements with any of our named executive officers, except for the employment agreements referenced above. Andrew R. Skobe did not receive any payments in respect of his termination in the position as Interim Chief Financial Officer on July 28, 2008.

Carl C. Icahn

Benefit	Death or Disability ($)		Termination by Company Without Cause or by Executive with Good Reason ($)		Termination by Company with Cause or by Executive Without Good Reason (Including Retirement) ($)		Termination without Cause or for Good Reason Within 12 Months Following Change in Control ($)
Cash Severance	—	(1)	900,000	(2)	—	(3)	1,800,000	(4)
Acceleration of unvested mandatory deferrals	—	(5)	—	(5)	—		—	(5)
Health & Welfare Benefits	—	(6)	—	(6)	—	(6)	—	(6)
Total	—		900,000		—		1,800,000

(1)	Excluding accrued, but unpaid, base salary, executive (or his estate, if applicable) would be entitled to receive a lump sum payment equal to any unpaid bonus relating to prior years. Mr. Icahn did not receive an annual bonus for fiscal 2008.
(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to one year of base salary, plus the Average Bonus (as defined in the Icahn Employment Agreement). Mr. Icahn did not receive an Average Bonus for fiscal 2008.
(3)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to one-half of any unpaid bonus relating to prior years. Mr. Icahn did not receive an annual bonus for fiscal 2008.
(4)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum payment equal to two times his base salary, plus two times the Average Bonus. Mr. Icahn did not receive an Average Bonus for fiscal 2008.
(5)	Reflects amount of any bonus mandatorily deferred that would have been previously subject to vesting but for which vesting would be accelerated upon triggering event payable in a lump sum. Executive would also be fully vested in any mandatorily deferred bonus upon completion of service through the end of his employment term. Mr. Icahn did not receive any bonus for fiscal 2008.
(6)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under the Consolidated Omnibus Budget Reconciliation act of 1985, as amended, or COBRA, at the executive’s expense.

Keith A. Meister

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	1,000,000	(2)	—	(1)	—	(3)
Payment of Deferred Management Fees	189,069	(4)	189,069	(4)	330,871	(4)	189,069	(4)	189,069	(4)
Acceleration of unvested Management Fees and Incentive Allocations	—		—		3,327,170	(5)	—		—
Health & Welfare Benefits	—	(6)	—	(6)	—	(6)	—	(6)	—	(6)
Total	189,069		189,069		4,658,041		189,069		189,069

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary; executive would not be entitled to pro rata portion of his bonus for fiscal 2008.
(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive his $1,000,000 annual bonus for fiscal 2008.
(3)	Executive would not be entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the company without cause or by Executive for Good Reason.
(4)	Reflects amount of any management fees mandatorily deferred that are payable in a lump sum upon triggering event. Payment of management fee deferrals upon termination by the company without cause includes the acceleration of vesting of deferrals that would be triggered upon such event.
(5)	Reflects amount of management fees (including deferred management fees) and incentive allocations, if any, that would have been previously subject to vesting but for which vesting would be accelerated upon termination of the executive by the Company without Cause pursuant to the Meister Employment Agreement. For fiscal 2008, Mr. Meister did not receive any incentive allocations and management fees were terminated.
(6)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Peter K. Shea(1)

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(2)	—	(2)	180,000	(3)	—	(2)	—	(4)
Health & Welfare Benefits	—	(5)	—	(5)	—	(5)	—	(5)	—	(5)
Total	—		—		180,000	(3)	—		—

(1)	This table summarizes the value of the termination payments and benefits that Mr. Shea would receive if his employment had been terminated on December 31, 2008, as required by SEC rules. These payments and benefits are not applicable to termination of employment after December 31, 2008.
(2)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary; executive would not be entitled to any pro rata portion of his bonus for fiscal 2008.
(3)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive a lump sum in the amount of $180,000.
(4)	Executive is not entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the Company without Cause.
(5)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Dominick Ragone

Benefit	Retirement or Resignation ($)		Death or Disability ($)		Termination by Company Without Cause ($)		Termination by Company with Cause ($)		Termination Following Change in Control ($)
Cash Severance	—	(1)	—	(1)	73,973	(2)	—	(1)	—	(3)
Health & Welfare Benefits	—	(4)	—	(4)	—	(4)	—	(4)	—	(4)
Total	—		—		73,973	(2)	—		—

(1)	Executive would not be entitled to receive any payments, excluding accrued, but unpaid, base salary; executive would not be entitled to any pro rata portion of his bonus for fiscal 2008. For fiscal years ending December 31, 2009, 2010 and 2011, executive would be entitled to receive payment of a Special Bonus Compensation earned and payable through the date of termination but not yet paid to executive, pursuant to the terms of the Ragone Employment Agreement.
(2)	Excluding accrued, but unpaid, base salary, executive would be entitled to receive continued payment of amounts of base salary that executive would have earned through the lesser of (A) the period through December 31, 2011 (the expiration date of the agreement) had executive continued to be employed by us through the expiration date or (B) the period ending on the 90th day following the termination date, to be paid on the same schedule as previously paid. In addition, for fiscal years ending December 31, 2009, 2010 and 2011, executive would be entitled to receive payment of a Special Bonus Compensation earned and payable through the date of termination but not yet paid to Executive, pursuant to the terms of the Ragone Employment Agreement.
(3)	Executive is not entitled to any specific payments upon a change in control, other than such payments that executive would otherwise be entitled to if termination upon a change in control was by reason of a termination by the Company without Cause.
(4)	Executive is entitled to continued participation in our group health plan, assuming he makes a timely election of continuation coverage under COBRA, at the executive’s expense.

Director Compensation

The following table provides compensation information for our directors in fiscal 2008, except for Messrs. Icahn and Meister. Compensation received by Messrs. Icahn and Meister is included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Vincent J. Intrieri(1)	—	1,400,000	1,400,000
William A. Leidesdorf	125,000	—	125,000
James L. Nelson	125,000	—	125,000
Jack G. Wasserman	140,000	—	140,000

(1)	Mr. Intrieri did not receive director fees from us in fiscal 2008. Pursuant to an employment agreement by and among us, Icahn Capital, Mr. Intrieri and the other parties referred to therein (referred to as the Intrieri Employment Agreement), during fiscal 2008, Mr. Intrieri served as a Senior Managing Director of Icahn Capital. The “All Other Compensation” earned by Mr. Intrieri for fiscal 2008 pursuant to the Intrieri Employment Agreement reflects salary and bonus for services as Senior Managing Director of Icahn Capital in the amounts of $400,000 and $1,000,000, respectively. For fiscal 2008, Mr. Intrieri did not receive any special profits interest allocation or incentive allocations and had a loss on his share of prior year incentive allocations that were reinvested. See “Intrieri Employment Agreement” below for a further discussion of the Intrieri Employment Agreement.

Each director will hold office until his successor is elected and qualified. For fiscal 2008, Messrs. Wasserman, Leidesdorf and Nelson each received $125,000 in fees for services on board of directors. Mr. Wasserman received an additional $15,000 for services as chairman of the audit committee.

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

Effective December 2008, the Intrieri Employment Agreement was amended to comply with Code Section 409A.

Icahn Capital or any of the Icahn Related Entities may terminate the Term and the employment of Mr. Intrieri under the Intrieri Employment Agreement on behalf of and in respect of all persons employing Mr. Intrieri, at any time, with cause, or in their sole and absolute discretion without cause. In the event that Mr. Intrieri’s employment is terminated: (i) for cause (as defined therein) or by his action such as by resignation or retirement, then Mr. Intrieri will be paid the entire amount of the cash compensation earned through the date of termination but not yet paid (no prorated Bonus being payable in respect of a partial calendar year); or (ii) by the Employer or the Icahn Related Entities without cause (or by his death), Mr. Intrieri (or his estate) will be paid the entire amount of cash compensation earned through the date of termination (or death) and not yet paid and a pro rata portion of a single $1,000,000 Bonus (based upon the number of days elapsed from the most recent January 1 until the date of termination, divided by 365). Upon any termination of Mr. Intrieri’s employment he will also be entitled to receive the unpaid vested amounts of his Profit Participation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.

As of March 1, 2009, affiliates of Mr. Icahn, including High Coast Limited Partnership, a Delaware limited partnership, owned 68,644,590 depositary units, or approximately 91.8% of the outstanding depositary units, and 10,819,213 preferred units, or approximately 86.5%, of the outstanding preferred units. In light of this ownership position, the board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the New York Stock Exchange’s listing standards and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Icahn Enterprises GP’s board of directors presently consists of half independent directors and the audit committee consists entirely of independent directors.

The affirmative vote of unitholders holding more than 75% of the total number of all depositary units then outstanding, including depositary units held by Icahn Enterprises GP and its affiliates, is required to remove Icahn Enterprises GP. Thus, since Mr. Icahn, through affiliates, holds approximately 91.8% of the depositary units outstanding, Icahn Enterprises GP will not be able to be removed pursuant to the terms of our partnership agreement without Mr. Icahn’s consent. Moreover, under the partnership agreement, the affirmative vote of Icahn Enterprises GP and unitholders owning more than 50% of the total number of all outstanding depositary units then held by unitholders, including affiliates of Mr. Icahn, is required to approve, among other things, selling or otherwise disposing of all or substantially all of our assets in a single sale or in a related series of multiple sales, our dissolution or electing to continue Icahn Enterprises in certain instances, electing a successor general partner, making certain amendments to the partnership agreement or causing us, in our capacity as sole limited partner of Icahn Enterprises Holdings, to consent to certain proposals submitted for the approval of the limited partners of Icahn Enterprises Holdings. Accordingly, as affiliates of Mr. Icahn hold in excess of 50% of the depositary units outstanding, Mr. Icahn, through affiliates, will have effective control over such approval rights.

The following table provides information, as of March 1, 2009, as to the beneficial ownership of the depositary units and preferred units for each director of Icahn Enterprises GP and all directors and executive officers of Icahn Enterprises GP, as a group. Except for Mr. Icahn, none of our named executive officers beneficially owns any of the depositary units or preferred units.

Name of Beneficial Owner	Beneficial Ownership of Depositary Units	Percent of Class	Beneficial Ownership of Preferred Units	Percent of Class
Carl C. Icahn(1)	68,644,590	91.8%	10,819,213	86.5%
All directors and executive officers as a group (six persons)	68,644,590	91.8%	10,819,213	86.5%

(1)	Carl C. Icahn, through affiliates, is the beneficial owner of the 68,644,590 depositary units set forth above. The foregoing is exclusive of a 1.99% ownership interest which Icahn Enterprises GP holds by virtue of its 1% general partner interest in each of us and Icahn Enterprises Holdings.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transaction Policy

Our amended and restated agreement of limited partnership expressly permits us to enter into transactions with our general partner or any of its affiliates, including, without limitation, buying or selling properties from or to our general partner and any of its affiliates and borrowing and lending money from or to our general partner and any of its affiliates, subject to the limitations contained in our partnership agreement and the Delaware Revised Uniform Limited Partnership Act. The indentures governing our indebtedness contain certain covenants applicable to transactions with affiliates.

Related Party Transactions with Our General Partner and Its Affiliates

Mr. Icahn, in his capacity as majority unitholder, will not receive any additional benefit with respect to distributions and allocations of profits and losses not shared on a pro rata basis by all other unitholders. In addition, Mr. Icahn has confirmed to us that neither he nor any of his affiliates will receive any fees from us in consideration for services rendered in connection with non-real estate related investments by us other than compensation pursuant to his employment agreement and as otherwise disclosed herein. We have and in the future may determine to make investments in entities in which Mr. Icahn or his affiliates also have investments. We may enter into other transactions with Mr. Icahn and his affiliates, including, without limitation, buying and selling assets from or to affiliates of Mr. Icahn and participating in joint venture investments in assets with affiliates of Mr. Icahn, whether real estate or non-real estate related. Furthermore, it should be noted that our partnership agreement provides that Icahn Enterprises GP and its affiliates are permitted to have other business interests and may engage in other business ventures of any nature whatsoever, and may compete directly or indirectly with our business. Mr. Icahn and his affiliates currently invest in assets that may be similar to those in which we may invest and Mr. Icahn and his affiliates intend to continue to do so. Pursuant to the partnership agreement, however, we will not have any right to participate therein or receive or share in any income or profits derived therefrom.

During fiscal 2008, we paid four quarterly distributions to holders of our depositary units, each in the amount of $0.25 per depositary unit. Icahn Enterprises GP, as general partner, received its proportionate share of each distribution. On February 23, 2009, the board of directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the first quarter of fiscal 2009. The distribution will be paid on March 30, 2009 to depositary unitholders of record at the close of business on March 16, 2009.

The payment of future distributions will be determined by Icahn Enterprises GP’s board. In fiscal 2008, Icahn Enterprises GP was allocated approximately $14 million of our net earnings as a result of its combined 1.99% general partner interests in us and Icahn Enterprises Holdings.

Pursuant to registration rights agreements, Mr. Icahn has certain registration rights with regard to the depositary units and preferred units.

Investments in the Private Funds

We may, on occasion, invest in securities in which entities affiliated with Mr. Icahn are also investing. Additionally, Mr. Icahn and his affiliated entities may also invest in securities in which Icahn Enterprises and its consolidated subsidiaries invest. Mr. Icahn, along with his affiliates (other than the amounts invested by Icahn Enterprises and its affiliates), make investments in the Private Funds. These investments are not subject to special profits interest allocations (or, prior to January 1, 2008, management fees) or incentive allocations. As of December 31, 2008, the total of these investments were $1.1 billion.

Acquisition of Federal-Mogul Shares

On July 3, 2008, we entered into a Stock Purchase Agreement with Thornwood and Thornwood’s general partner, Barberry, pursuant to which we acquired a majority interest in Federal-Mogul. On December 2, 2008, we acquired an additional 24,491,924 Federal-Mogul Shares from Thornwood pursuant to a Contribution and Exchange Agreement. As a result of these transactions, we beneficially own 75.69% of the total issued and outstanding Federal-Mogul Shares. See Part I, Item 1, “Business — Acquisitions,” for further discussion.

Other Related Party Transactions

Prior to August 8, 2007, Icahn Management, an affiliate of ours, elected to defer most of the management fees from the Private Funds and such amounts remain invested in the Private Funds. At December 31, 2008, the balance of the deferred management fees payable to Icahn Management was $93 million.

Effective January 1, 2008, we paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including accounting, administrative, investment, legal and tax services. Prior to January 1, 2008, Icahn & Co. LLC paid for such services. Under a separate expense-sharing agreement, we have charged Icahn Affiliates $6 million for such services in fiscal 2008.

In addition, effective January 1, 2008, certain expenses borne by us have been reimbursed by Icahn Affiliates, as appropriate, when such expenses were incurred. The expenses included investment-specific expenses for investments acquired by both the Private Funds and Icahn Affiliates that were allocated based on the amounts invested by each party, as well as investment management-related expenses that were allocated based on estimated usage agreed upon by us and Icahn Affiliates.

In fiscal 2008, we paid Icahn Associates Corp., an affiliate of ours, approximately $2 million for the non-exclusive use of office space.

In fiscal 2008, we paid approximately $1 million to XO Holdings, Inc., an affiliate of ours, for telecommunication services.

In fiscal 2008, we provided certain professional services to Icahn Associates Corp., an affiliate of ours, for which we charged $3 million,

In fiscal 2008, PSC Metals sold material to Alliance Castings aggregating $19 million. Mr. Icahn is a major shareholder of Alliance Castings.

Starfire, which is 100% owned by Mr. Icahn, occupies a portion of certain office space leased by us. Monthly payments from it for the use of the space began on October 12, 2006. For fiscal 2008, we received $93,000 for the use of such space.

We may also enter into other transactions with Icahn Enterprises GP and its affiliates, including, without limitation, buying and selling properties and borrowing and lending funds from or to Icahn Enterprises GP or its affiliates, joint venture developments and issuing securities to Icahn Enterprises GP or its affiliates in exchange for, among other things, assets that they now own or may acquire in the future. Icahn Enterprises GP is also entitled to reimbursement by us for all allocable direct and indirect overhead expenses, including, but not limited to, salaries and rent, incurred in connection with the conduct of our business.

Icahn Sourcing, LLC, or Icahn Sourcing, is an entity formed and controlled by Carl C. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property. We are a member of the buying group and, as such, are afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that we will purchase any goods, services or property from any such vendors, and we are under no obligation to do so. We do not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. We have purchased a variety of goods and services as members of the buying group at prices and on terms that we believe are more favorable than those which would be achieved on a stand-alone basis.

Partnership Provisions Concerning Property Management

Icahn Enterprises GP and its affiliates may receive fees in connection with the acquisition, sale, financing, development, construction, marketing and management of new properties acquired by us. As development and other new properties are acquired, developed, constructed, operated, leased and financed, Icahn Enterprises GP or its affiliates may perform acquisition functions, including the review, verification and analysis of data and documentation with respect to potential acquisitions, and perform development and construction oversight and other land development services, property management and leasing services, either on a day-to-day basis or on an asset management basis, and may perform other services and be entitled to fees and reimbursement of expenses relating thereto, provided the terms of such transactions are in accordance with our partnership agreement. It is not possible to state precisely what role, if any, Icahn Enterprises GP or any of its affiliates may have in the acquisition, development or management of any new investments. Consequently, it is not possible to state the amount of the income, fees or commissions Icahn Enterprises GP or its affiliates might be paid in connection therewith since the amount thereof is dependent upon the specific circumstances of each investment, including the nature of the services provided, the location of the investment and the amount customarily paid in such locality for such services. Subject to the specific circumstances surrounding each transaction and the overall fairness and reasonableness thereof to us, the fees charged by Icahn Enterprises GP and its affiliates for the services described below generally will be within the ranges set forth below:

•	Property Management and Asset Management Services. To the extent that we acquire any properties requiring active management (e.g., operating properties that are not net-leased) or asset management services, including on site services, we may enter into fee paying management or other arrangements with Icahn Enterprises GP or its affiliates.
•	Brokerage and Leasing Commissions. We also may pay affiliates of Icahn Enterprises GP real estate brokerage and leasing commissions (which generally may range from 2% to 6% of the purchase price or rentals depending on location; this range may be somewhat higher for problem properties or lesser-valued properties).
•	Lending Arrangements. Icahn Enterprises GP or its affiliates may lend money to, or arrange loans for, us. Fees payable to Icahn Enterprises GP or its affiliates in connection with such activities include mortgage brokerage fees (generally .5% to 3% of the loan amount), mortgage origination fees (generally .5% to 1.5% of the loan amount) and loan servicing fees (generally .10% to .12% of the loan amount), as well as interest on any amounts loaned by Icahn Enterprises GP or its affiliates to us.
•	Development and Construction Services. Icahn Enterprises GP or its affiliates may also receive fees for development services, generally 1% to 4% of development costs, and general contracting services or construction management services, generally 4% to 6% of construction costs.

No fees were paid under these provisions during fiscal 2008.

Director Independence

We believe that Messrs Leidesdorf, Nelson and Wasserman are “independent” as defined in the currently applicable listing standards of the NYSE. Messrs Leidesdorf, Nelson and Wasserman serve as members of our audit committee. The board of directors of Icahn Enterprises GP has determined that we are a “controlled company” for the purposes of the NYSE’s listing standards and therefore are not required to have a majority of independent directors or to have compensation and nominating committees consisting entirely of independent directors. Half of the members of Icahn Enterprises GP’s board of directors are independent and the audit committee consists entirely of these independent directors.

Item 14. Principal Accounting Fees and Services.

The following tables summarize Grant Thornton LLP Fees for professional services rendered for Icahn Enterprises and its consolidated subsidiaries:

Summary of Grant Thornton LLP Fees for Professional Services Rendered
For the Years Ended December 31, 2008 and 2007

	2008	2007
Audit fees(1)	$3,680,000	$6,351,000
Audit related fees(2)	—	168,000
Total fees	$3,680,000	$6,519,000

(1)	Services related to audit of annual consolidated financial statements and internal controls, review of quarterly financial statements, review of reports filed with the SEC and other services, including services related to consents, assistance with review of offering documents and registration statement filed with the SEC.
(2)	Due diligence services related to potential acquisitions.

In accordance with Icahn Enterprises’ Amended and Restated Audit Committee Charter adopted on March 12, 2004, the audit committee is required to approve in advance any and all audit services and permitted non-audit services provided to Icahn Enterprises and its consolidated subsidiaries by its independent auditors (subject to the de minimis exception of Section 10A (i) (1) (B) of the ’34 Act), all as required by applicable law or listing standards. All of the fees in fiscal 2008 and fiscal 2007 were pre-approved by the audit committee. For fiscal 2008 and fiscal 2007, none of the services described above under the captions “Audit Related Fees” was covered by the de minimis exception.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements:

The following financial statements of Icahn Enterprises L.P. are included in Part II, Item 8:

(a)(2) Financial Statement Schedules:

Page Number
Schedule I – Condensed Financial Information of Parent	194

All other financial statement schedules have been omitted because the required financial information is not applicable or the information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this report is set forth in the Exhibit Index.

SCHEDULE I

ICAHN ENTERPRISES L.P.
(Parent Company)

CONDENSED BALANCE SHEETS
December 31, 2008 and 2007

	December 31,
	2008	2007
	(In Millions Except Unit Amounts)
ASSETS
Investments in subsidiary, net	$4,479	$4,382
Other investments	1	2
Deferred financing costs	9	12
Total Assets	$4,489	$4,396
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued interest expense	$34	$34
Debt	1,927	1,925
Preferred limited partner units	130	124
Total Liabilities	2,091	2,083
Partners’ equity:
Limited partners:
Depositary units: 92,400,000 authorized; issued 75,912,797 and 71,626,710 at December 31, 2008 and 2007, respectively; outstanding 74,775,597 and 70,489,510 at December 31, 2008 and 2007, respectively	2,582	3,057
General partner	(172)	(732)
Treasury units at cost	(12)	(12)
Total Partners' Equity	2,398	2,313
Total Liabilities and Partners' Equity	$4,489	$4,396

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES L.P.
(Parent Company)

CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
	(In Millions)
Interest expense	$(136)	$(125)	$(71)
Equity in earnings of subsidiary	93	433	1,179
Net (loss) earnings	$(43)	$308	$1,108
Net (loss) earnings attributable to:
Limited partners	$(57)	$103	$507
General partner	14	205	601
	$(43)	$308	$1,108

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES L.P.
(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	Year Ended December 31,
	2008	2007	2006
	(In Millions)
Cash flows from operating activities:
Net (loss) earnings	$(43)	$308	$1,108
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Preferred LP unit interest expense	6	6	6
Amortization of deferred financing costs	2	2	2
Amortization of debt discount	2	2	—
Equity in earnings of subsidiary	(93)	(433)	(1,179)
Net changes in operating assets and liabilities	126	115	63
Net cash provided by operating activities	—	—	—
Cash flows from investing activities:
Net investment in and advances from (to) subsidiary	69	(1,063)	24
Net cash provided by (used in) investing activities	69	(1,063)	24
Cash flows from financing activities:
Partners’ equity:
Partnership distributions	(71)	(37)	(25)
General partner contribution	2	8	—
Proceeds from borrowings	—	1,092	—
Net cash (used in) provided by financing activities	(69)	1,063	(25)
Net increase (decrease) in cash and cash equivalents	—	—	(1)
Cash and cash equivalents, beginning of period	—	—	1
Cash and cash equivalents, end of period	$—	$—	$—

See notes to condensed financial statements.

SCHEDULE I

ICAHN ENTERPRISES, L.P.
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

1. Description of Business and Basis of Presentation

Icahn Enterprises, L.P. (“Icahn Enterprises”) is a master limited partnership formed in Delaware on February 17, 1987. Icahn Enterprises is a diversified holding company. Our primary subsidiary is Icahn Enterprises Holdings L.P. (Icahn Enterprises Holdings”). Icahn Enterprises Holdings, the operating partnership, holds our investments and conducts our business operations. Substantially all of our assets and liabilities are owned by Icahn Enterprises Holdings and substantially all operations are conducted through Icahn Enterprises Holdings. Icahn Enterprises Holdings is engaged in the following continuing operating businesses: Investment Management, Automotive, Metals, Real Estate and Home Fashion.

The condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements, and notes thereto, included in Item 8 of this report.

2. Debt

See Note 13, “Debt”, to the consolidated financial statements. Parent company debt is reported gross in the condensed financial statements whereas it appears in the consolidated financial statements, and notes thereto, net of $58 million of principal amount purchased in 2008 that is held by an Icahn Enterprises subsidiary.

Debt consists of the following (in millions of dollars):

	December 31, 2008	December 31, 2007
Senior unsecured variable rate convertible notes due 2013	$600	$600
Senior unsecured 7.125% notes due 2013	975	973
Senior unsecured 8.125% notes due 2012	352	352
Total debt	$1,927	$1,925

3. Commitments and Contingencies

See Note 20, “Commitments and Contingencies”, to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Icahn Enterprises L.P.

By:	Icahn Enterprises G.P. Inc., its General Partner
By	/s/ Keith A. Meister Keith A. Meister, Principal Executive Officer and Vice Chairman of the Board

Date: March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with respect to Icahn Enterprises G.P., Inc., the general partner of Icahn Enterprises L.P., and on behalf of the registrant and on the dates indicated below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Keith A. Meister Keith A. Meister	Principal Executive Officer and Vice Chairman of the Board	March 4, 2009
/s/ Dominick Ragone Dominick Ragone	Chief Financial Officer and Principal Accounting Officer	March 4, 2009
/s/ Jack G. Wasserman Jack G. Wasserman	Director	March 4, 2009
/s/ William A. Leidesdorf William A. Leidesdorf	Director	March 4, 2009
/s/ James L. Nelson James L. Nelson	Director	March 4, 2009
/s/ Vincent J. Intrieri Vincent J. Intrieri	Director	March 4, 2009
/s/ Carl C. Icahn Carl C. Icahn	Chairman of the Board	March 4, 2009

EXHIBIT INDEX

3.1	Certificate of Limited Partnership of Icahn Enterprises L.P., f/k/a American Real Estate Partners, L.P. (“Icahn Enterprises”) dated February 17, 1987, as thereafter amended from time to time (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 20, 2007).
3.2	Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 12, 1987 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.3	Amendment No. 6 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated December 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).
3.4	Amendment No. 5 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 21, 2007).
3.5	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated June 29, 2005 (incorporated by reference to Exhibit 3.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.6	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated May 9, 2002 (incorporated by reference to Exhibit 3.8 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).
3.7	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated August 16, 1996 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K SEC Filene. 1-9516), filed on August 16, 1996).
3.8	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises, dated February 22, 1995 (incorporated by reference to Exhibit 3.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
3.9	Certificate of Limited Partnership of Icahn Enterprises Holdings L.P., f/k/a American Real Estate Holdings Limited Partnership (“Icahn Enterprises Holdings”), dated February 17, 1987, as amended pursuant to the First Amendment thereto, dated March 10, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004, as further amended pursuant to the Certificate of Amendment thereto, dated September 17, 2007 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).
3.10	Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings , dated as of July 1, 1987 (incorporated by reference to Exhibit 3.5 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
3.11	Amendment No. 4 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated September 17, 2007 (incorporated by reference to Exhibit 3.11 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2007 (SEC File No. 1-9516), filed on March 17, 2008).
3.12	Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 29, 2005 (incorporated by reference to Exhibit 3.2 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2005 (SEC File No. 1-9516), filed on June 30, 2005).
3.13	Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated June 14, 2002 (incorporated by reference to Exhibit 3.9 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2002 (SEC File No. 1-9516), filed on March 31, 2003).

3.14	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Icahn Enterprises Holdings, dated August 16, 1996 (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 16, 1996).
4.1	Depositary Agreement among Icahn Enterprises, Icahn Enterprises G.P. Inc., f/k/a American Property Investors, Inc. (“Icahn Enterprises GP”) and Registrar and Transfer Company, dated as of July 1, 1987 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form 10-Q for the quarter ended March 31, 2004 (SEC File No. 1-9516), filed on May 10, 2004).
4.2	Amendment No. 1 to the Depositary Agreement dated as of February 22, 1995 (incorporated by reference to Exhibit 4.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
4.3	Form of Transfer Application (incorporated by reference to Exhibit 4.4 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.4	Specimen Depositary Receipt (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.5	Specimen Certificate representing preferred units (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form S-3 (SEC File No. 33-54767), filed on February 22, 1995).
4.6	Registration Rights Agreement between Icahn Enterprises and X LP (now known as High Coast Limited Partnership) (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2004 (SEC File No. 1-9516), filed on March 16, 2005).
4.7	Registration Rights Agreement, dated June 30, 2005 between Icahn Enterprises and Highcrest Investors Corp., Amos Corp., Cyprus, LLC and Gascon Partners (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 10-Q (SEC File No. 1-9516), filed on August 9, 2005), as amended by Amendment No. 1 thereto, dated as of August 8, 2007 (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.1	Amended and Restated Agency Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 10-K for the year ended December 31, 1994 (SEC File No. 1-9516), filed on March 31, 1995).
10.2	Purchase Agreement, dated January 21, 2005, by and among Icahn Enterprises, as Purchaser, and Cyprus, LLC as Seller (incorporated by reference to Exhibit 99.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on January 27, 2005).
10.3	Amendment No. 1, dated as of May 23, 2005, to the Purchase Agreement, dated January 21, 2005, by and among Icahn Enterprises, as Purchaser, and Cyprus, LLC as seller (incorporated by reference to Exhibit 99.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516) filed on May 27, 2005).
10.4	Indenture, dated as of February 7, 2005, among Icahn Enterprises, Icahn Enterprises Finance Corp., f/k/a American Real Estate Finance Corp. (“Icahn Enterprises Finance”), Icahn Enterprises Holdings, as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.5	Form of Icahn Enterprises and Icahn Enterprises Finance 7 1/8% Senior Note due 2013 (incorporated by reference to Exhibit 4.10 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 10, 2005).
10.6	Indenture, dated as of May 12, 2004, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Wilmington rust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).
10.7	Form of 8 1/8% Senior Note due 2012 (incorporated by reference to Exhibit 4.1 to Icahn Enterprises’ Form S-4 (SEC File No. 333-118021), filed on August 6, 2004).

10.8	Credit Agreement, dated as of December 20, 2005, with Citicorp USA, Inc., as Administrative Agent, Bear Stearns Corporate Lending Inc., as Syndication Agent, and other lender parties thereto. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).
10.9	Security Agreement, dated as of December 20, 2005, from the Guarantors named therein to Citicorp USA, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).
10.10	Guaranty, dated as of December 20, 2005, from the Guarantors named therein and the Additional Guarantors referred to therein in favor of the Guaranteed Parties referred to therein (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 22, 2005).
10.11	Equity Commitment Agreement, dated June 23, 2005, by and among WS Textile Co., Inc., Textile Holding, Icahn Enterprises Holdings and Aretex LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.12	Rights Offering Sponsor Agreement, dated June 23, 2005, by and between WS Textile Co., Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 1, 2005).
10.13	Option Grant Agreement, dated June 29, 2005, between Icahn Enterprises and Keith A. Meister (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 6, 2005).
10.14	Agreement and Plan of Merger dated December 7, 2005, by and among American Real Estate Partners Oil & Gas LLC, National Energy Group, Inc., NEG IPOCO, Inc. (now known as NEG, Inc.), and, solely for purposes of Sections 3.2, 3.3 and 4.16 of the Agreement, Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 001-09516), filed on December 7, 2005).
10.15	Undertaking, dated November 20, 1998, by Starfire Holding Corporation, for the benefit of Icahn Enterprises and its subsidiaries (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 10-K for the year ended December 31, 2005 (SEC File No. 1-9516), filed on March 16, 2006).
10.16	Loan and Security Agreement, dated as of June 16, 2006, among WestPoint Home, Inc., as the Borrower, the Lenders from time to time party thereto, and Bank of America, N.A., as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9156), filed on June 22, 2006).
10.17	Credit Agreement, dated as of August 21, 2006, among Icahn Enterprises and Icahn Enterprises Finance as the Borrowers, certain subsidiaries of the Borrowers from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and Bear Stearns Corporate Lending Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 25, 2006).
10.18	Pledge and Security Agreement, dated as of August 21, 2006, among AREP Home Fashion Holdings LLC, American Casino & Entertainment LLC, AREP New Jersey Land Holdings LLC, AREP Oil & Gas Holdings LLC and AREP Real Estate Holdings LLC, collectively as the AREH Subsidiary Guarantors, and Bear Stearns Corporate Lending Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on August 25, 2006).
10.19	Exclusivity Agreement and Letter of Intent, dated September 7, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings and Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).

10.20	Acquisition Agreement, dated September 3, 2006, by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC and Mitre Associates LLC (incorporated by reference to Icahn Enterprises’ Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).
10.21	Stockholders Agreement, dated as of September 3, 2006, among Pinnacle Entertainment, Inc., Icahn Enterprises Holdings and AREP Sands Holding, LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on September 8, 2006).
10.22	Agreement, dated as of October 25, 2006 by and among National Energy Group, Inc., NEG Oil & Gas LLC, NEG, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on October 31, 2006).
10.23	Purchase and Sale Agreement, dated November 21, 2006, by and among Icahn Enterprises, Icahn Enterprises Holdings, AREP Oil & Gas Holdings LLC, AREP O & G Holdings LLC, NEG Oil & Gas LLC and SandRidge Holdings, Inc. and, solely for purposes of Article V, Article XII, Section 9.5 and Section 10.2, Riata Energy, Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).
10.24	Shareholders Agreement, dated November 21, 2006, among Riata Energy, Inc. and Certain Shareholders of Riata Energy, Inc. (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 28, 2006).
10.25	Interest Transfer Agreement, dated as of November 24, 2006, among Highcrest Investors Corp., Meadow Star Partner LLC, AREP O&G Holdings LLC and AREH Oil & Gas Corp. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).
10.26	Agreement of Limited Partnership of Rome Acquisition Limited Partnership, effective as of November 15, 2006, among WH Rome Partners LLC and Meadow Star LLC (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on November 30, 2006).
10.27	Subscription and Standby Commitment Agreement, dated as of December 7, 2006, by and among WestPoint International, Inc. and Icahn Enterprises Holdings (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 8, 2006).
10.28	Employment Agreement, dated December 1, 2006, between Icahn Enterprises Holdings and Peter Shea (incorporated by reference to Icahn Enterprises’ Exhibit 10.1 to Form 8-K (SEC File No. 1-9516), filed on December 28, 2006).
10.29	Registration Rights Agreement, dated January 17, 2007, among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings, as Guarantor, and Jefferies & Company, Inc., as the Initial Purchaser (incorporated by reference to Exhibit 4.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 19, 2007).
10.30	Securities Purchase Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.41 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.31	Registration Rights Agreement, dated April 4, 2007, by and among Icahn Enterprises and the Initial Buyers (incorporated by reference to Exhibit 10.42 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.32	Form of Indenture, dated April 5, 2007, by and among Icahn Enterprises, Icahn Enterprises Finance, Icahn Enterprises Holdings and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.43 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 5, 2007).
10.33	Form of Variable Rate Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 10.44 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 17, 2007).

10.34	Membership Interest Purchase Agreement, dated April 22, 2007, by and between W2007/ACEP Holdings, LLC and American Entertainment Properties Corp. (incorporated by reference to Exhibit 10.45 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on April 24, 2007), as amended by the Second Amendment thereto, dated February 8, 2008 (incorporated by reference to Exhibit 10.46 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on February 11, 2008).
10.35	Contribution and Exchange Agreement by and among Icahn Enterprises, CCI Offshore Corp., CCI Onshore Corp., Icahn Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.36	Employment Agreement by and among Icahn Enterprises, Icahn Capital Management LP and Carl C. Icahn (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.37	Non-Competition Agreement by and between Icahn Enterprises and Carl C. Icahn (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.38	Covered Affiliate and Shared Expenses Agreement by and among Icahn Enterprises, Icahn Partners LP, Icahn Fund Ltd., Icahn Fund II Ltd., Icahn Fund III Ltd., Icahn Partners Master Fund L.P., Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., Icahn Cayman Partners, L.P. and Icahn Partners Master Fund II Feeder LP (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 10-Q for the quarter ended June 30, 2007 (SEC File No. 1-9516), filed on August 9, 2007).
10.39	Stock Purchase Agreement, dated as of November 5, 2007, by and among Cloud Holding LLC, Icahn Enterprises Holdings, Arnos Corp, Philip Services Corporation and PSC Metals Inc. (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).
10.40	Carl C. Icahn Amendment Agreement (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.41	Amended Keith A. Meister Employment Agreement (incorporated by reference to Exhibit 10.2 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.42	June 1, 2005 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.3 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.43	January 1, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.4 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.44	March 14, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.5 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.45	April 11, 2006 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.6 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.46	February 1, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.7 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.47	April 19, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.8 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.48	First August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.9 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.49	Second August 8, 2007 Keith A. Meister Amendment (incorporated by reference to Exhibit 10.10 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.50	Keith A. Meister Amendment Agreement (incorporated by reference to Exhibit 10.11 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).

10.50A	Form of Keith A. Meister Amendment in Relation to Section 409A of the Internal Revenue Code.
10.51	Amended Vincent J. Intrieri Employment Agreement (incorporated by reference to Exhibit 10.12 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.52	February 1, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.13 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.53	April 19, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.14 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.54	First August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.15 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.55	Second August 8, 2007 Vincent J. Intrieri Amendment (incorporated by reference to Exhibit 10.16 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.56	Vincent J. Intrieri Amendment Agreement (incorporated by reference to Exhibit 10.17 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on January 7, 2008).
10.56A	Form of Vincent J. Intrieri Amendment in Relation to Section 409A of the Internal Revenue Code.
10.57	Stock Purchase Agreement by and among Icahn Enterprises Holdings, IEH FM Holdings LLC , Barberry Corp. and Thornwood Associates Limited Partnership, dated July 3, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 3, 2008).
10.58	Employment Agreement of Dominick Ragone, dated as of May 1, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on July 29, 2008).
10.59	Tender and Support Agreement, dated as of October 6, 2008, by and among Icahn Enterprises Holdings L.P. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on October 9, 2008).
10.60	Contribution and Exchange Agreement by and among Icahn Enterprises, Barberry Corp. and Thornwood Associates Limited Partnership, dated December 2, 2008 (incorporated by reference to Exhibit 10.1 to Icahn Enterprises’ Form 8-K (SEC File No. 1-9516), filed on December 3, 2008).
12.1	Ratio of earnings to fixed charges.
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.2 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2004 (SEC File No. 1-9516), filed on November 9, 2004).
18.1	Preferability letter received from Grant Thornton LLP, dated November 7, 2007 (incorporated by reference to Exhibit 18.1 to Icahn Enterprises’ Form 10-Q for the quarter ended September 30, 2007 (SEC File No. 1-9516), filed on November 9, 2007).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.