Form 10-Q
period 2009-03-31
ICAHN ENTERPRISES L.P.
filed 2009-05-06
CIK 813762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to _______

Commission File Number 1-9516

ICAHN ENTERPRISES L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3398766

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

767 Fifth Avenue, Suite 4700
New York, NY 10153
(Address of Principal Executive Offices) (Zip Code)
(212) 702-4300
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check One).
Large Accelerated Filer Yes ☐ NO ☐ 	Accelerated Filer ☒
Non-accelerated Filer Yes ☐ NO ☐ 	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒
As of May 1, 2009, there were 74,775,597 depositary units and 13,127,179 preferred units outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2009 (unaudited) and December 31, 2008	1
Consolidated Statements of Operations – Three Months Ended March 31, 2009 and 2008 (unaudited)	2
Consolidated Statement of Changes in Equity and Comprehensive Income – Three Months Ended
March 31, 2009 (unaudited)	3
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2009 and 2008 (unaudited)	4

Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation	6
2. Operating Units	8
3. Discontinued Operations and Assets Held for Sale	12
4. Related Party Transactions	12
5. Investments and Related Matters	14
6. Fair Value Measurements	16
7. Financial Instruments	18
8. Inventories, Net	23
9. Goodwill and Intangible Assets	24
10. Property, Plant and Equipment, Net	25
11. Equity Attributable to Non-Controlling Interests	25
12. Debt	26
13. Compensation Arrangements	29
14. Pensions, Other Postemployment Benefits and Employee Benefit Plans	30
15. Preferred Limited Partner Units	30
16. Earnings Per LP Unit	30
17. Segment Reporting	31
18. Income Taxes	33
19. Commitments and Contingencies	33
20. Subsequent Events	35

Reports of Independent Registered Public Accounting Firms	36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
1. Overview	38
2. Results of Operations	38
3. Liquidity and Capital Resources	38
4. Critical Accounting Policies and Estimates	38
5. Forward-Looking Statements	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 6. Exhibits	56

Signature	57

Part I.  Financial Information

Item 1.  Financial Statements

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED BALANCE SHEETS
 (In millions, except unit amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investment Management:
Cash and cash equivalents	$2	$5
Cash held at consolidated affiliated partnerships and restricted cash	2,815	3,862
Securities owned, at fair value	3,677	4,261
Due from brokers	101	54
Other assets	133	182
	6,728	8,364
Automotive:
Cash and cash equivalents	664	888
Accounts receivable, net	983	939
Inventories, net	888	894
Property, plant and equipment, net	1,821	1,911
Goodwill and intangible assets	1,958	1,994
Other assets	549	596
	6,863	7,222
Metals, Real Estate and Home Fashion:
Cash and cash equivalents	337	350
Other assets	1,375	1,426
	1,712	1,776
Holding Company:
Cash and cash equivalents	1,077	1,369
Restricted cash	14	35
Other assets	44	49
	1,135	1,453
Total Assets	$16,438	$18,815

LIABILITIES AND EQUITY
Liabilities:
Investment Management:
Accounts payable, accrued expenses and other liabilities	$877	$1,106
Securities sold, not yet purchased, at fair value	991	2,273
Due to brokers	73	713
	1,941	4,092
Automotive:
Accounts payable, accrued expenses and other liabilities	1,914	2,068
Debt	2,572	2,576
Postemployment benefit liability	1,285	1,302
	5,771	5,946
Metals, Real Estate and Home Fashion:
Accounts payable, accrued expenses and other liabilities	139	156
Debt	125	126
	264	282
Holding Company:
Accounts payable, accrued expenses and other liabilities	142	154
Debt	1,869	1,869
Preferred limited partner units	131	130
	2,142	2,153
Total Liabilities	10,118	12,473

Equity:
Equity attributable to Icahn Enterprises:
Limited partners
Depositary units: 92,400,000 authorized; issued 75,912,797 at March 31, 2009 and December 31, 2008; outstanding 74,775,597 at March 31, 2009 and December 31, 2008	2,498	2,582
General partner	(174)	(172)
Treasury units at cost	(12)	(12)
Equity attributable to Icahn Enterprises	2,312	2,398
Equity attributable to non-controlling interests	4,008	3,944
Total Equity	6,320	6,342
Total Liabilities and Equity	$16,438	$18,815

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF OPERATIONS
 (In millions, except per unit amounts)

	Three Months Ended March 31,
	2009	2008[1]
	(Unaudited)

Revenues:
Investment Management	$334	$14
Automotive	1,254	653
Metals	77	303
Real Estate	22	24
Home Fashion	85	115
Holding Company	(6)	21
Total revenues	1,766	1,130

Expenses:
Investment Management	29	15
Automotive	1,349	660
Metals	114	276
Real Estate	16	21
Home Fashion	103	138
Holding Company	38	41
Total expenses	1,649	1,151

Income (loss) from continuing operations before income tax expense	117	(21)
Income tax benefit (expense)	10	(20)
Income (loss) from continuing operations	127	(41)
Income from discontinued operations	-	489
Net income	127	448
Less: net (income) loss attributable to non-controlling interests	(126)	5
Net income attributable to Icahn Enterprises	$1	$453

Net income (loss) attributable to Icahn Enterprises from:
Continuing operations	$1	$(36)
Discontinued operations	-	489
	$1	$453
Net income (loss) attributable to Icahn Enterprises allocable to:
Limited partners	$1	$485
General partner	-	(32)
	$1	$453
Basic and diluted income (loss) per LP unit:
Income (loss) from continuing operations	$0.01	$(0.26)
Income from discontinued operations	0.00	7.14
	$0.01	$6.88
Weighted average LP units outstanding	75	70
Cash distributions declared per LP unit	$0.25	$0.25

1Automotive segment results are for the period March 1, 2008 through March 31, 2008.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

  CONSOLIDATED STATEMENT OF CHANGES
 IN EQUITY AND COMPREHENSIVE INCOME
 Three Months Ended March 31, 2009
(Unaudited) (In millions)

	Equity Attributable to Icahn Enterprises
	General	Limited	Held in Treasury		Total	Non-
	Partner's Equity (Deficit)	Partners' Equity - Depositary Units	Amount	Units	Partners' Equity	Controlling Interests	Total Equity
Balance, December 31, 2008	$(172)	$2,582	$(12)	1	$2,398	$3,944	$6,342
Comprehensive income:
Net income	-	1	-	-	1	126	127
Net unrealized losses on available-for-sale securities	-	(5)	-	-	(5)	-	(5)
Translation adjustments and other	(2)	(62)	-	-	(64)	(21)	(85)
Comprehensive income	(2)	(66)	-	-	(68)	105	37
Partnership distributions	-	(19)	-	-	(19)	-	(19)
Investment Management distributions	-	-	-	-	-	(47)	(47)
Investment Management contributions	-	-				8	8
Change in subsidiary equity and other	-	1	-	-	1	(2)	(1)
Balance, March 31, 2009	$(174)	$2,498	$(12)	1	$2,312	$4,008	$6,320

Accumulated Other Comprehensive Loss attributable to Icahn Enterprises was $639 and $570 at March 31, 2009 and December 31, 2008, respectively.

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(Unaudited) (In millions)

	Three Months Ended March 31,
	2009	2008 [1]
Cash Flows from operating activities:
Net income	$127	$448
Income (loss) from continuing operations:
Investment Management	$305	$(1)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Investment (gains) losses	(189)	396
Purchases of securities	(304)	(1,977)
Proceeds from sales of securities	807	1,497
Purchases to cover securities sold, not yet purchased	(1,141)	(116)
Proceeds from securities sold, not yet purchased	129	263
Net premiums (paid) received on derivative contracts	8	28
Changes in operating assets and liabilities	233	(259)
Net cash used in continuing operations	(152)	(169)
Automotive, Holding Company and other	(178)	(40)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	96	39
Investment gains	(4)	(2)
Deferred income tax (expense) benefit	(17)	1
Impairment loss on long-lived assets	15	-
Other, net	44	3
Changes in operating assets and liabilities	(144)	(38)
Net cash used in continuing operations	(188)	(37)
Net cash used in continuing operations	(340)	(206)
Net cash used in discontinued operations	(1)	(3)
Net cash used in operating activities	(341)	(209)
Cash flows from investing activities
Capital expenditures	(51)	(34)
Purchases of marketable equity and debt securities	-	(1)
Proceeds from sales of marketable equity and debt securities	-	63
Net change in restricted cash relating to 1031 exchange transactions	-	(1,168)
Net proceeds from the sale and disposition of long-lived assets	-	15
Acquisitions of businesses, net of cash acquired	-	795
Other	1	(2)
Net cash used in investing activities from continuing operations	(50)	(332)
Net cash provided by investing activities from discontinued operations	-	1,199
Net cash (used in) provided by investing activities	(50)	867

See notes to consolidated financial statements.

ICAHN ENTERPRISES L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS –(continued)
Three Months Ended March 31, 2009 and 2008
(Unaudited) (In millions)

	Three Months Ended March 31,
	2009	2008[1]
Cash flows from financing activities:
Investment Management:
Capital subscriptions received in advance	-	4
Capital distributions to non-controlling interests	(109)	(220)
Capital contributions by non-controlling interests	8	368
Net cash (used in) provided by financing activities from continuing operations	(101)	152
Automotive, Holding Company and other:
Equity:
Partnership distributions	(19)	(1)
Proceeds from borrowings	2	-
Repayments of borrowings	(9)	(8)
Other	(9)	6
Net cash used in financing activities from continuing operations	(35)	(3)
Net cash (used in) provided by financing activities from continuing operations	(136)	149
Net cash used in financing activities from discontinued operations	-	(255)
Net cash used in financing activities	(136)	(106)
Effect of exchange rate changes on cash	(5)	5
Net (decrease) increase in cash and cash equivalents	(532)	557
Net increase in cash of assets held for sale	-	69
Cash and cash equivalents, beginning of period	2,612	2,113
Cash and cash equivalents, end of period	$2,080	$2,739
Supplemental information:
Cash payments for interest	$87	$53
Net cash payments (refunds) for income taxes	$(15)	$9
Net realized losses on securities available for sale	$(5)	$(8)
Redemptions payable to non-controlling interests	$107	$1

1Automotive segment results are for the period March 1, 2008 through March 31, 2008.

See notes to consolidated financial statements.

1. Description of Business and Basis of Presentation

General

Icahn Enterprises L.P. (“Icahn Enterprises” or the “Company”) is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P. (“Icahn Enterprises Holdings”). Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc. (“Icahn Enterprises GP”), our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2009, affiliates of Mr. Icahn owned 68,740,822 of our depositary units and 11,360,173 of our preferred units, which represented approximately 91.9% and 86.5% of our outstanding depositary units and preferred units, respectively.

We are a diversified holding company owning subsidiaries currently engaged in the following continuing operating businesses: Investment Management, Automotive, Metals, Real Estate and Home Fashion. We also report the results of our Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the Holding Company. Further information regarding our continuing reportable segments is contained in Note 2, “Operating Units,” and Note 17, “Segment Reporting.”

The accompanying  consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“fiscal 2008”). The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) related to interim financial statements. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are necessary to present fairly the results for the interim periods. All such adjustments are of a normal and recurring nature. Certain prior period amounts have been reclassified in order to conform to the current period presentation.

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

We conduct and plan to continue to conduct our activities in such a manner as not to be deemed an investment company under the Investment Company Act of 1940 (the “‘40 Act”). Therefore, no more than 40% of our total assets will be invested in investment securities, as such term is defined in the ‘40 Act. In addition, we do not invest or intend to invest in securities as our primary business. We intend to structure our investments to continue to be taxed as a partnership rather than as a corporation under the applicable publicly traded partnership rules of the Internal Revenue Code, as amended (the “Code”).

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

Adoption of New Accounting Pronouncements

SFAS No. 160. In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(“SFAS No. 160”). SFAS No. 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity; non-controlling interests will be presented within the statement of changes in equity and comprehensive income as a separate equity component. It also requires that the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income; earnings per LP unit be reported after the adjustment for non-controlling interest in net income (loss); changes in ownership interest be accounted for similarly as equity transactions; and, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. SFAS No. 160 applies prospectively as of January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We adopted SFAS No. 160 as of January 1, 2009 with the presentation and disclosure requirements as discussed above reflected in our consolidated financial statements.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133  (“SFAS No. 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We adopted SFAS No. 161 on a prospective basis as of January 1, 2009.  The adoption of SFAS No. 161 did not affect our financial condition, results of operations or cash flows.  See Note 7, “Financial Instruments,” for additional information.

Recently Issued Accounting Pronouncements

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). On April 9, 2009, the FASB issued FSP FAS 115-2 and 124-2 which is intended to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. FSP 115-2 and 124-2 applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which amount represents the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting FSP 115-2 and 124-2 must also early adopt FSP 157-4 (as defined below). We are currently evaluating the impact of FSP 115-2 and 124-2 on our consolidated financial statements.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). On April 9, 2009, the FASB issued FSP 157-4 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements. FSP 157-4 will be applied prospectively and retrospective application will not be permitted. FSP 157-4 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and 124-2.  We are currently evaluating the impact of FSP 157-4 on our consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which will amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS No. 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 and APB 28-1only if it also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2. Since FSP 107-1 and APB-28-1 will require disclosures about fair values in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 will not have any impact on our consolidated financial statements.

Filing Status of Subsidiary

Federal-Mogul Corporation (“Federal-Mogul”) is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files annual, quarterly and current reports.  Each of these reports is separately filed with the SEC and is publicly available.

2. Operating Units

a. Investment Management

Icahn Onshore LP (the “Onshore GP”) and Icahn Offshore LP (the “Offshore GP” and, together with the Onshore GP, the “General Partners”) act as general partner of Icahn Partners LP (the “Onshore Fund”) and the Offshore Master Funds (as defined herein), respectively.  The “Offshore Master Funds” consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the “Investment Funds.” In addition, the “Offshore Funds” consist of (i) Icahn Fund Ltd. (referred to herein as the Offshore Fund), (ii) Icahn Fund II Ltd. and (iii) Icahn Fund III Ltd.  The Offshore GP also acts as general partner of a fund formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. This fund, together with other funds that also invest in the Offshore Master Funds, constitute the “Feeder Funds” and, together with the Investment Funds, are referred to herein as the “Private Funds.”

Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds that had been previously provided by Icahn Capital Management LP (the “Services”) and, in consideration of providing the Services, the General Partners will receive special profits interest allocations from the Investment Funds. This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each investor of fee-paying capital account, the Target Special Profits Interest Amount) except that amounts are only allocated to the General Partners in respect of special profits interest allocations if there is sufficient net profits in the Investment Funds to cover such amounts.  The General Partners may also receive incentive allocations, generally 25% of the net profits generated by fee-paying investors in the Investment Funds, and are subject to a “high water mark” (whereby the General Partners do not earn incentive allocations during a particular year even though the fund had a positive return in such year until losses in prior periods have been recovered). The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and qualified investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available.

Our Investment Management segment’s revenues are affected by the combination of fee-paying assets under management (“AUM”) and the investment performance of the Private Funds. The General Partners’ incentive allocations and special profits interest allocations earned from the Private Funds are accrued on a quarterly basis in accordance with Method 2 of Emerging Issues Task Force (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula, and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions). Such quarterly accruals may be reversed as a result of subsequent investment performance or redemptions prior to the conclusion of the Private Funds’ fiscal year.

As of March 31, 2009, the full Target Special Profits Interest Amount was $91 million, which includes a carryforward Target Special Profits Interest Amount of $70 million from December 31, 2008, a Target Special Profits Interest Amount for the first quarter of the fiscal year ending December 31, 2009 (“fiscal 2009”), and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. Of the full Target Special Profits Interest Amount as of March 31, 2009, $87 million was accrued as a special profits interest allocation for the first quarter of fiscal 2009 and $4 million will be carried forward to the extent that there are sufficient  net profits in the Investment Funds during the investment period to cover such amounts. This compares with a special profits interest allocation accrual for the first quarter of fiscal 2008 of $5 million.

b. Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. During the first quarter of fiscal 2009, Federal-Mogul consolidated its product groups and eliminated the Automotive Products group. As of March 31, 2009, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of February 25, 2008 (the effective date of control by Thornwood Associates Limited Partnership, or Thornwood, and, indirectly, by Carl C. Icahn) and thereafter, as a result of our acquisition of a majority interest in Federal-Mogul on July 3, 2008, we consolidated the financial position, results of operations and cash flows of Federal-Mogul. We evaluated the activity between February 25, 2008 and February 29, 2008 and, based on the immateriality of such activity, concluded that the use of an accounting convenience date of February 29, 2008 was appropriate.

Federal-Mogul believes that its sales are well-balanced between OEM and aftermarket, as well as domestic and international markets. Federal-Mogul’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. Federal-Mogul has operations in established markets, such as Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets, including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations.

Accounts Receivable, net

Federal-Mogul’s subsidiaries in Brazil, France, Germany, India, Italy and Spain are parties to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $205 million and $222 million as of March 31, 2009 and December 31, 2008, respectively. Of those gross amounts, $185 million and $209 million, respectively, were factored without recourse and treated as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Under terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2009 and December 31, 2008, Federal-Mogul had outstanding factored amounts of $14 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Expenses-Automotive.”

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

An unprecedented downturn in the global automotive industry and global financial markets led Federal-Mogul to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by approximately 8,600 positions. Federal-Mogul continues to solidify certain components of this plan, and will announce those components as plans are finalized. For the three months ended March 31, 2009, Federal-Mogul has recorded $38 million in restructuring charges associated with Restructuring 2009 and other restructuring programs, and expects to incur additional restructuring charges up to $18 million through the fiscal year ending December 31, 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Federal-Mogul expects to finance its restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its debt agreements, subject to the terms of applicable covenants. Federal-Mogul does not expect that the execution of these programs will have an adverse impact on its liquidity position.

As of December 31, 2008, the accrued liability balance relating to restructuring programs was $113 million. For the three months ended March 31, 2009, Federal-Mogul incurred $38 million of restructuring charges and paid $21 million of restructuring charges. Restructuring charges are included in expenses within our consolidated statements of operations. As of March 31, 2009, the accrued liability balance was $126 million, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges through March 31, 2009 were $170 million. We report cumulative restructuring charges for Federal-Mogul effective March 1, 2008, the date on which Federal-Mogul became under common control with us.

c. Metals

We conduct our Metals segment through our indirect wholly owned subsidiary, PSC Metals Inc. (“PSC Metals”). PSC Metals collects industrial and obsolete scrap metal, processes it into reusable forms and supplies the recycled metals to its customers including electric-arc furnace mills, integrated steel mills, foundries, secondary smelters and metals brokers. PSC Metals’ ferrous products include shredded, sheared and bundled scrap metal and other purchased scrap metal such as turnings (steel machining fragments), cast furnace iron and broken furnace iron. PSC Metals also processes non-ferrous metals including aluminum, copper, brass, stainless steel and nickel-bearing metals. Non-ferrous products are a significant raw material in the production of aluminum and copper alloys used in manufacturing. PSC Metals also operates a secondary products business that includes the supply of secondary plate and structural grade pipe that is sold into niche markets for counterweights, piling and foundations, construction materials and infrastructure end-markets. For each of the three months ended March 31, 2009 and 2008, PSC Metals’ had four customers who accounted for approximately 30% and 37% of net sales, respectively.

See Note 9, “Goodwill and Intangible Assets,” for disclosures concerning our Metals segment’s impairment charges related to its goodwill and indefinite lived intangibles.

d. Real Estate

Our Real Estate segment consists of rental real estate, property development and associated resort activities.

As of March 31, 2009 and December 31, 2008, we owned 31 rental real estate properties. Our property development operations are run primarily through Bayswater, a real estate investment, management and development subsidiary that focuses primarily on the construction and sale of single-family and multi-family homes, lots in subdivisions and planned communities and raw land for residential development. Our New Seabury development property in Cape Cod, Massachusetts and our Grand Harbor and Oak Harbor development property in Vero Beach, Florida each include land for future residential development of approximately 335 and 870 units of residential housing, respectively. Both developments operate golf and resort operations as well.

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

For the three months ended March 31, 2009 and 2008, our Real Estate operations recorded no impairment charges.

As of March 31, 2009 and December 31, 2008, $93 million and $94 million, respectively, of the net investment in financing leases and net real estate leased to others, which is included in other assets, was pledged to collateralize the payment of nonrecourse mortgages payable.

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

A relatively small number of customers have historically accounted for a significant portion of WPI’s net sales. For three months ended March 31, 2009 and 2008 net sales to two customers amounted to 33% and 30%, respectively, of total net sales.

Restructuring and Impairment Expenses

To improve WPI’s competitive position, WPI management intends to continue to reduce its cost of goods sold by restructuring its operations in the plants located in the United States, increasing production within its non-U.S. facilities and joint venture operation and sourcing goods from lower cost overseas facilities. In the second quarter of fiscal 2008, WPI entered into an agreement with a third party to manage the majority of its U.S. warehousing and distribution operations, which WPI consolidated into its Wagram, NC facility. In April 2009, as part of its ongoing restructuring activities, WPI announced the closure of certain of its manufacturing facilities located in the United States.  In the future, the vast majority of the products currently manufactured or fabricated in these facilities will be sourced from plants located outside of the United States.  As of March 31, 2009, $158 million of WPI’s assets are located outside of the United States, primarily in Bahrain.

WPI incurred restructuring costs of $4 million and $7 million for the three months ended March 31, 2009 and 2008, respectively. Included in restructuring expenses are cash charges associated with the ongoing costs of closed plants, employee severance, benefits and related costs and transition expenses. Restructuring charges are included in expenses within our consolidated statements of operations. The amount of accrued restructuring costs at December 31, 2008 was $1 million. WPI paid $4 million of restructuring charges for the three months ended March 31, 2009. As of March 31, 2009, the accrued liability balance was $1 million, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Total cumulative restructuring charges from August 8, 2005 (acquisition date) through March 31, 2009 were $62 million.

WPI incurred non-cash impairment charges that were primarily related to plants that will close of $2 million for the three months ended March 31, 2009. In recording the impairment charges related to its plants, WPI compared estimated net realizable values of property, plant and equipment to their current carrying values. Impairment charges are included in expenses within our consolidated statements of operations.

WPI anticipates that restructuring charges will continue to be incurred throughout fiscal 2009. WPI anticipates incurring restructuring costs and impairment charges in fiscal 2009 relating to the current restructuring plan between $20 million and $24 million primarily related to the continuing costs of its closed facilities, employee severance, benefits and related costs, transition expenses and impairment charges. Restructuring costs could be affected by, among other things, WPI’s decision to accelerate or delay its restructuring efforts. As a result, actual costs incurred could vary materially from these anticipated amounts.

3. Discontinued Operations and Assets Held for Sale

Gaming

On February 20, 2008, we consummated the sale of our subsidiary, American Casino & Entertainment Properties LLC (“ACEP”), for $1.2 billion to an affiliate of Whitehall Street Real Estate Fund, realizing a gain of approximately $476 million, after taxes. The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

Home Fashion  — Retail Stores

WPI closed all of its retail stores based on a comprehensive evaluation of the stores’ long-term growth prospects and their on-going value to the business. On October 18, 2007, WPI entered into an agreement to sell the inventory at all of its retail stores and subsequently ceased operations of its retail stores. Accordingly, it has reported the retail outlet stores business as discontinued operations for all periods presented. As a result of the sale, WPI incurred charges related to the termination of the leases relating to its retail outlet stores facilities. As of March 31, 2009 and December 31, 2008, the accrued lease termination liability balance was $3 million each, which is included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

Real Estate

Operating properties are reclassified to held for sale when subject to a contract. The operations of such properties are classified as discontinued operations. The properties classified as discontinued operations did not change during the three months ended March 31, 2009.

Results of Discontinued Operations

The financial position and results of operations for our former Gaming and certain portions of the Home Fashion and Real Estate segments described above are presented as other assets in the consolidated balance sheets and discontinued operations in the consolidated statements of operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Results from discontinued operations for the three months ended March 31, 2009 were not material.  Results from discontinued operations for the three months ended March 31, 2008 included a gain on sale of discontinued operations of $476 million, net of income taxes of approximately $260 million, recorded on the sale of ACEP. With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031 Exchange transaction completed during the third quarter of fiscal 2008.

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

a. Investment Management

Until August 8, 2007, Icahn Management LP (“Icahn Management”) elected to defer most of the management fees from the Offshore Funds and such amounts remain invested in the Offshore Funds. At March 31, 2009, the balance of the deferred management fees payable (included in accounts payable, accrued expenses and other liabilities) by the Offshore Funds to Icahn Management was $100 million. The deferred management fee payable increased by $7 million for the three months ended March 31, 2009.  The change in deferred management fee payable for the three months ended March 31, 2008 was not material.

Effective January 1, 2008, Icahn Capital LP (“Icahn Capital”) paid for salaries and benefits of certain employees who may also perform various functions on behalf of certain other entities beneficially owned by Carl C. Icahn (collectively, “Icahn Affiliates”), including administrative and investment services.  Prior to January 1, 2008, Icahn & Co. LLC paid for such services.  Under a separate expense-sharing agreement, Icahn Capital charged Icahn Affiliates $0.4 million and $0.3 million for such services for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, accounts payable, accrued expenses and other liabilities in the consolidated balance sheet included $1.4 million to be applied to Icahn Capital’s charges to Icahn Affiliates for services to be provided to them.

Carl C. Icahn, along with his affiliates, make investments in the Private Funds (other than the amounts invested by Icahn Enterprises and its affiliates). These investments are not subject to special profits interest allocations or incentive allocations. As of March 31, 2009 and December 31, 2008, the total fair value of these investments was approximately $1.2 billion and $1.1 billion, respectively.

b. Metals

For the three months ended March 31, 2008, PSC Metals sold material to Alliance Castings aggregating $3 million.  Such amounts were not material for the three months ended March 31, 2009.  Mr. Icahn is a major shareholder of Alliance Castings.

c. Administrative Services - Holding Company

For each of three months ended March 31, 2009 and 2008, we paid an affiliate approximately $1 million for the non-exclusive use of office space.

For each of the three months ended March 31, 2009 and 2008, the Holding Company provided certain professional services to an Icahn affiliate for which we charged $0.6 million and $0.5 million respectively.  As of March 31, 2009, accounts payable, accrued expenses and other liabilities in the consolidated balance sheet included $2.2 million to be applied to the Holding Company’s charges to the affiliate for services to be provided to it.

5. Investments and Related Matters

a. Investment Management

Securities owned, and securities sold, not yet purchased consist of equities, bonds, bank debt and other corporate obligations, and derivatives, all of which are reported at fair value in our consolidated balance sheets. The following table summarizes the Private Funds’ securities owned, securities sold, not yet purchased and unrealized gains and losses on derivatives (in millions of dollars):

	March 31, 2009		December 31, 2008
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Securities Owned, at fair value:
Common stock	$4,397	$2,340	$5,112	$2,826
Convertible preferred stock	31	5	30	9
Call options	16	22	41	41
Corporate debt	1,900	1,310	1,830	1,385
Total Securities Owned, at fair value	$6,344	$3,677	$7,013	$4,261

Securities Sold, Not Yet Purchased, at fair value:
Common stock	$1,266	$988	$2,821	$2,273
Corporate debt	3	3	-	-
Total Securities Sold, Not Yet Purchased, at fair value	$1,269	$991	$2,821	$2,273

Unrealized Gains on Derivative Contracts, at fair value[1]	$90	$76	$74	$79

Unrealized Losses on Dervivative Contracts, at fair value[2]	$118	$525	$95	$440

1Amounts are included in other assets in our consolidated financial statements.

2Amounts are included in accounts payable, accrued expenses and other liabilities in our consolidated financial statements.

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

The following table summarizes those investments for which the Private Funds would otherwise apply the equity method of accounting under APB 18. The Private Funds applied the fair value option pursuant to SFAS No. 159 to such investments through March 31, 2009 (in millions of dollars):

	Private Funds		Gains (Losses)
	Stock Ownership	Fair Value	Three Months Ended March 31,
Investment	Percentage	March 31, 2009	2009	2008
Adventrx Pharmaceuticals Inc.	3.83%	$0.6	$0.3	$0.3
Blockbuster Inc.	7.75%	9.6	(6.6)	(9.3)
WCI Communities Inc.	0.00%	-	-	(2.1)
		$10.2	$(6.3)	$(11.1)

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

The consolidated VIEs consist of the Offshore Fund and each of the Offshore Master Funds. The Offshore GP sponsored the formation of and manages each of these VIEs and, in some cases, has an investment therein.   In evaluating whether the Offshore GP is the primary beneficiary of such VIEs, the Offshore GP has considered the nature and extent of its involvement with such VIEs and whether it absorbs the majority of losses among other variable interest holders.  In most cases, the Offshore GP was deemed to be the primary beneficiary of such VIEs because it would absorb the majority of expected losses among other variable interest holders and its close association with such VIEs, including the ability to direct the business activities of such VIEs.

The following table presents information regarding interests in VIEs for which the Offshore GP holds a variable interest as of March 31, 2009 (in millions of dollars):

	Offshore GP			Offshore GP
	is the Primary Beneficiary			is not the Primary Beneficiary
		Offshore GP's	Pledged		Offshore GP's
	Net Assets	Interests[2]	Collateral[1]	Net Assets	Interests[2]
Offshore Fund and Offshore Master Funds	$2,313	$5	$830	$545	$0.1

1  Includes collateral pledged in connection with securities sold, not yet purchased, derivative contracts and collateral held for securities loaned.
2  Amount represents Offshore GP's maximum exposure to loss and are included in the Offshore GP's net assets.

b. Automotive, Metals, Home Fashion and Holding Company

Investments included within other assets on the consolidated balance sheets for Automotive, Metals, Home Fashion and Holding Company consist of the following (in millions of dollars):

	March 31, 2009		December 31, 2008
		Carrying		Carrying
	Amortized Cost	Value	Amortized Cost	Value

Marketable equity and debt securities - available for sale	$26	$13	$26	$19

Equity method investments and other	221	221	235	235
Total investments	$247	$234	$261	$254

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

The Holding Company previously had applied the fair value option pursuant to SFAS No. 159 to its investments in ImClone Systems Incorporated and Lear Corporation.  The Holding Company held no positions with respect to these investments as of March 31, 2009.  For the three months ended March 31, 2008, the Holding Company recorded $4 million of unrealized losses with respect to these investments.  Such amounts are included in “Revenues-Holding Company” in the consolidated statements of operations.

Investments in Non-Consolidated Affiliates

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $210 million and $221 million at March 31, 2009 and December 31, 2008, respectively, and is included in our consolidated balance sheets as a component of other assets.  These investments are accounted for under the equity method pursuant to APB 18.

Equity in the earnings of non-consolidated affiliates amounted to approximately $1 million and $3 million for three months ended March 31, 2009 and the period March 1, 2008 through March 31, 2008, respectively.  For the three months ended March 31, 2009, these entities generated sales of approximately $89 million, net income of approximately $3 million and at March 31, 2009 had total net assets of approximately $401 million. Distributed dividends to Federal-Mogul from non-consolidated affiliates were not material for the three months ended March 31, 2009.

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

Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

The following table summarizes the valuation of our investments by the above SFAS No. 157 fair value hierarchy levels as of March 31, 2009 (in millions of dollars).

Investment Management

	Level 1	Level 2	Level 3	Total
Assets
Securities owned	$2,340	$1,314	$23	$3,677
Unrealized gains on derivative contracts[1]	-	76	-	76
	$2,340	$1,390	$23	$3,753
Liabilities
Securities sold, not yet purchased	$988	$3	$-	$991
Unrealized losses on derivative contracts[2]	16	509	-	525
	$1,004	$512	$-	$1,516

The changes in investments measured at fair value for which the Investment Management operations has used Level 3 input to determine fair value are as follows (in millions of dollars):

Balance at December 31, 2008	$56

Realized and unrealized (losses), net	(33)

Purchases, net	-

Balance at March 31, 2009	$23

Unrealized (losses) included in earnings
related to investments still held at reporting date	$(33)

Total realized and unrealized gains and losses recorded for Level 3 investments are reported in “Revenues — Investment Management” in the consolidated statements of operations.

Automotive, Holding Company and Other

	Level 1	Level 2	Total
Assets[1]
Available for sale investments:
Marketable equity and debt securities	$13	$-	$13

Unrealized gains on derivative contracts	-	1	1

	$13	$1	$14

Liabilities[2]
Derivative financial instruments	$-	$95	$95
Unrealized losses on derivative contracts	-	5	5
	$-	$100	$100

1Amounts are classified within other assets in our consolidated balance sheets.

2Amounts are classified within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.

7. Financial Instruments

Certain derivative contracts executed by the Private Funds and our Automotive operations with the same counterparty are reported on a net-by counterparty basis where a legal right of offset exists under an enforceable netting agreement. Values for the derivative financial instruments, principally swaps, forwards, over-the-counter options and other conditional and exchange contracts are reported on a net-by-counterparty basis. As a result, the net exposure to counterparties is reported as either an asset or a liability in our consolidated balance sheets.

a. Investment Management and Holding Company

The Private Funds currently maintain cash deposits and cash equivalents with major financial institutions. Certain account balances may not be covered by the Federal Deposit Insurance Corporation, while other accounts may exceed federally insured limits. The Onshore Fund and the Offshore Master Funds have prime broker arrangements in place with multiple prime brokers as well as a custodian bank. These financial institutions are members of major securities exchanges. The Onshore Fund and Offshore Master Funds also have relationships with several financial institutions with whom they trade derivative and other financial instruments.

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

The Private Funds enter into derivative contracts, including swap contracts, futures contracts and option contracts with the objective of capital appreciation or as economic hedges against other securities or the market as a whole. The Private Funds also enter into foreign currency derivative contracts to economically hedge against foreign currency exchange rate risks on all or a portion of their non-U.S. dollar denominated investments.

The Private Funds and the Holding Company have entered into various types of swap contracts with other counterparties. These agreements provide that they are entitled to receive or are obligated to pay in cash an amount equal to the increase or decrease, respectively, in the value of the underlying shares, debt and other instruments that are the subject of the contracts, during the period from inception of the applicable agreement to its expiration. In addition, pursuant to the terms of such agreements, they are entitled to receive other payments, including interest, dividends and other distributions made in respect of the underlying shares, debt and other instruments during the specified time frame. They are also required to pay to the counterparty a floating interest rate equal to the product of the notional amount multiplied by an agreed-upon rate, and they receive interest on any cash collateral that they post to the counterparty at the federal funds or LIBOR rate in effect for such period.

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

From time to time, the Private Funds also purchase and write option contracts. As a writer of option contracts, the Private Funds receive a premium at the outset and then bear the market risk of unfavorable changes in the price of the underlying financial instrument. As a result of writing option contracts, the Private Funds are obligated to purchase or sell, at the holder’s option, the underlying financial instrument. Accordingly, these transactions result in off-balance-sheet risk, as the Private Funds’ satisfaction of the obligations may exceed the amount recognized in the consolidated balance sheets. The Private Funds did not have any written put options at each of March 31, 2009 and December 31, 2008.

Certain terms of the Private Funds’ contracts with derivative counterparties, which are standard and customary to such contracts, contain certain triggering events that would give the counterparties the right to terminate the derivative instruments. In such events, the counterparties to the derivative instruments could request immediate payment on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009 is $525 million.

At March 31, 2009, the Private Funds had approximately $1 billion posted as collateral for derivative positions, including those derivative instruments with credit-risk-related contingent features; these amounts are included in cash held at consolidated affiliated partnerships and restricted cash within our consolidated balance sheet.

FIN 45 requires the disclosure of information about obligations under certain guarantee arrangements. FIN 45 defines guarantees as contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an agreement as well as indirect guarantees of the indebtedness of others.

The Private Funds have entered into certain derivative contracts, in the form of credit default swaps, that meet the accounting definition of a guarantee under FIN 45, whereby the occurrence of a credit event with respect to the issuer of the underlying financial instrument may obligate the Private Funds to make a payment to the swap counterparties. As of March 31, 2009 and December 31, 2008, the Private Funds have entered into such credit default swaps with a maximum notional amount of approximately $476 million and $604 million, respectively, with terms ranging from three months to eight years. We estimate that our potential exposure related to these credit default swaps approximates 22.9% of such notional amounts.

The following table presents the notional amount, fair value, underlying referenced credit obligation type and credit ratings for derivative contracts in which the Private Funds are assuming risk as of March 31, 2009 (in millions of dollars).

Credit Derivative Type by	Notional	Fair	Underlying
Derivative Risk Exposure	Amount	Value	Reference Obligation

Single name credit default swaps
Investment grade risk exposure	40	-	Corporate Credit
Below investment grade risk exposure	196	(121)	Corporate Credit

Index credit default swaps
Investment grade risk exposure	240	(80)	Commercial Mortgage-Backed Securities

	$476	$(201)

The following table presents the fair values of the Private Funds’ derivative and balance sheet locations within the consolidated balance sheets (in millions of dollars):
	Asset Derivatives[1]		Liability Derivatives[2]
Derivatives not designated as hedging	March 31,	December 31,	March 31,	December 31,
instruments under SFAS No. 133	2009	2008	2009	2008

Interest rate contracts	$-	$20	$-	$18
Foreign exchange contracts	-	8	2	-
Equity contracts	-	-	31	17
Credit contracts	214	176	630	530
Sub-total	214	204	663	$565
Netting across contract types[3]	(138)	(125)	(138)	(125)
Total[4]	$76	$79	$525	$440

___________________
1Asset derivatives are located within other assets in our consolidated balance sheets.
2Liability derivatives are located within accounts payable, accrued expenses and other liabilities in our consolidated balance sheets.
3Represents the netting of receivables balances with payable balances for the same counterparty across contract types pursuant to netting agreements.
4Excludes netting of cash collateral received and posted.  The total collateral posted at March 31, 2009 is approximately $1 billion across all counterparties.

The following table presents the effects of the Private Funds’ derivative instruments on the statement of operations for the three months ended March 31, 2009 (in millions of dollars):

Derivatives not designated as hedging	Amount of Gain (Loss)
instruments under SFAS No. 133	Recognized in Income[5]

Interest rate contracts	$48
Foreign exchange contracts	1
Equity contracts	(14)
Credit contracts	74
$109

___________________
5Gains (loss) recognized on the Private Funds’ derivatives are classified as part of “Revenues-Investment Management” in our consolidated statements of operations.

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

Federal-Mogul generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, Federal-Mogul considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar.  Federal-Mogul had notional values of approximately $3 million and $5 million of foreign currency hedge contracts outstanding at March 31, 2009 and December 31, 2008, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million each were recorded in accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008. No hedge ineffectiveness was recognized during the three months ended March 31, 2009.

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2009 and December 31, 2008, unrealized net losses of $65 million and $67 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges.  As of March 31, 2009, losses of $26 million are expected to be reclassified from accumulated other comprehensive loss to consolidated statement of operations within the next 12 months.  No hedge ineffectiveness was recognized for the three months ended March 31, 2009.

These interest rate swaps reduce Federal-Mogul’s overall interest rate risk. However, due to the remaining outstanding borrowings on Federal-Mogul’s debt agreements that continue to have variable interest rates, management believes that interest rate risk to Federal-Mogul could be material if there are significant adverse changes in interest rates.

Federal-Mogul’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of Federal-Mogul’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. Federal-Mogul monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to 15 months in the future.

Federal-Mogul had 292 and 364 commodity price hedge contracts outstanding with a combined notional value of $64 million and $91 million at March 31, 2009 and December 31, 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 241 and 346 commodity price hedge contracts with a combined notional value of $50 million and $83 million at March 31, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $19 million and $33 million were recorded in accumulated other comprehensive loss as of March 31, 2009 and December, 31, 2008, respectively. Unrealized net gains of $1 million were recognized in “Revenues-Automotive” during the three months ended March 31, 2009 associated with designated hedge ineffectiveness. Realized and unrealized net losses of $2 million and $3 million, respectively, were recognized in “Expenses-Automotive” and “Revenues-Automotive,” respectively, during the three months ended March 31, 2009 associated with undesignated commodity price hedge contracts.

For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Revenues-Automotive.”  Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Revenues-Automotive” for outstanding hedges and “Expenses-Automotive” upon hedge maturity. Federal-Mogul’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Financial instruments, which potentially subject Federal-Mogul to concentrations of credit risk, consist primarily of accounts receivable and cash investments. Federal-Mogul's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors and installers of automotive aftermarket parts. Federal-Mogul's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of Federal-Mogul’s sales during the three months ended March 31, 2009. Federal-Mogul requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table presents the fair values and balance sheet locations of Federal-Mogul’s derivative instruments (in millions of dollars):

	Asset Derivatives[4]		Liability Derivatives[4]
Derivatives Designated as Cash Flow	March 31,	December 31,	March 31,	December 31,
Hedging instruments Under SFAS No. 133	2009	2008	2009	2008

Interest rate swap contracts	$-	$-	$(65)	$(67)

Commodity contracts	-	-	(21)	(37)

Foreign exchange contracts	1	1	-	-
	$1	$1	$(86)	$(104)

Derivatives not Designated as Hedging
Instruments under SFAS No. 133

Commodity contracts	$-	$-	$(9)	$(7)

	$-	$-	$(9)	$(7)

4 Federal-Mogul’s asset derivatives and liability derivatives are classified within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The following tables present the effect of Federal-Mogul’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2009 (in millions of dollars):

				Location of Gain	Amount of Gain
				(Loss) Recognized	Recognized
	Amount of		Amount of	in Income on	in Income on
	Gain (Loss)		Gain (Loss)	Deriviatives	Derivatives
	Recognized in	Location of Gain	Reclassified	(Ineffective Portion	(Ineffective Portion
	OCI on	(Loss) Reclassified	from AOCI into	and Amount	and Amount
Derivatives Designated as	Derivatives	from AOCI into	Income	Excluded from	Excluded from
Hedging Instruments	(Effective	Income (Effective	(Effective	Effectiveness	Effectiveness
Under SFAS No. 133	Portion)	Portion)	Portion)	Testing)	Testing

Interest rate swap contracts	$(7)	Expenses-Automotive	$(9)		$-

Commodity contracts	6	Expenses-Automotive	(8)	Revenues-Automotive	1

Foreign exchange contracts	1	Expenses-Automotive	1		-

		Amount of Loss
Derivatives Not Designated	Location of Loss	Recognized in
as Hedging Instruments	Recognized in	Income on
Under SFAS No. 133	Income on Derivatives	Derivatives

Commodity contracts	Expenses-Automotive	$(2)

Commodity contracts	Revenues-Automotive	(3)
		$(5)

8. Inventories, Net

Our consolidated inventories, net consists of the following (in millions of dollars):

	March 31,	December 31,
	2009	2008
Raw materials:
Automotive	$164	$166
Home Fashion	13	12
	177	178
Work in process:
Automotive	124	125
Home Fashion	29	33
	153	158
Finished Goods:
Automotive	600	603
Home Fashion	69	87
	669	690
Metals:
Ferrous	16	27
Non-ferrous	4	5
Secondary	33	35
	53	67
Total Inventories, net	$1,052	$1,093

Home Fashion and Metals inventories are included in other assets in the accompanying consolidated balance sheets.

9. Goodwill and Intangible Assets

Goodwill and other intangible assets consist of the following (in millions of dollars):

		March 31, 2009			December 31, 2008
		Gross		Net	Gross		Net
	Amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Description	Periods	Amount	Amortization	Value	Amount	Amortization	Value
Definite-lived intangible assets:
Automotive	1 - 22 years	$639	$(88)	$551	$640	$(76)	$564
Metals	5 -15 years	11	(3)	8	11	(2)	9
		$650	$(91)	$559	$651	$(78)	$573

Goodwill:
Automotive				$1,053			$1,076
Metals				-			10
				1,053			1,086

Indefinite-lived intangible assets:
Automotive				354			354
Metals				-			3
Home Fashion				13			13
				367			370
Total goodwill and indefinite-lived intangible assets				$1,420			$1,456

Goodwill and intangible assets for our Home Fashion and Metals segments are included in other assets in the accompanying consolidated balance sheets.

Automotive

Given the complexity of the calculation of goodwill impairment and the significance of fourth quarter economic activity, Federal-Mogul had not completed its annual impairment assessment for fiscal 2008 prior to filing its annual report on Form 10-K. During the quarter ended March 31, 2009, Federal-Mogul completed this assessment, and recorded a reduction to its goodwill impairment charge of $3 million. The goodwill impairment charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

For the three months ended March 31, 2009 and for the period March 1, 2008 through March 31, 2008, Federal-Mogul recorded amortization expense of $12 million and $5 million, respectively, associated with definite-lived intangible assets. Federal-Mogul utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

Metals

Our Metals segment tests indefinite-lived intangible assets for impairment annually as of September 30 or more frequently if it believes indicators of impairment exist.  Our Metals segment determines the fair value of its indefinite-lived intangible assets utilizing discounted cash flows. The resultant fair value is compared to its carrying value and an impairment loss is recorded if the carrying value exceeds its fair value.  Impairment tests performed as of September 30, 2008 indicated that no impairment was necessary based on economic conditions at that time.

Our Metals segment’s sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy served by our Metals segment.  Given the indication of a potential impairment, our Metals segment completed a valuation in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as of March 31, 2009, utilizing discounted cash flows based on current market conditions.  This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangible assets of $13 million which was recorded in the first quarter of fiscal 2009.  Impairment charges are included in expenses within our consolidated statements of operations.

10. Property, Plant and Equipment, Net

Property, plant and equipment consists of the following (in millions of dollars):

	March 31,	December 31,
	2009	2008

Land	$294	$307
Buildings and improvements	480	492
Machinery, equipment and furniture	1,590	1,605
Assets leased to others	590	590
Construction in progress	275	275
	3,229	3,269
Less accumulated depreciation and amortization	(449)	(391)
Property, plant and equipment, net	$2,780	$2,878

Depreciation and amortization expense from continuing operations related to property, plant and equipment for the three months ended March 31, 2009 and 2008 were $70 million and $22 million, respectively.

Except for the Automotive segment, property, plant and equipment is included in other assets on our consolidated balance sheets.

11. Equity Attributable to Non-Controlling Interests

Equity attributable to non-controlling interests consists of the following (in millions of dollars):

	March 31,	December 31,
	2009	2008

Investment Management	$3,678	$3,560
Automotive	230	276
Home Fashion and other	100	108
Total equity attributable to non-controlling interests	$4,008	$3,944

Investment Management

The Investment Management segment consolidates those entities in which it (i) has an investment of more than 50% and has control over significant operating, financial and investing decisions of the entity, (ii) has a controlling general partner interest pursuant to EITF Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”), or (iii) is the primary beneficiary of a VIE pursuant to FIN 46R. The Investment Funds and the Offshore Fund are consolidated into our financial statements even though we have only a minority interest in the equity and income of these funds. As a result, our consolidated financial statements reflect the assets, liabilities, revenues, expenses and cash flows of these funds on a gross basis, rather than reflecting only the value of our investments in such funds. As of March 31, 2009, the net asset value of the consolidated Private Funds on our consolidated balance sheet was approximately $4.8 billion, while the net asset value of our investments in these consolidated funds was approximately $1.1 billion.

12. Debt

Debt consists of the following (in millions of dollars):

	March 31,	December 31,
	2009	2008
Senior unsecured variable rate convertible notes due 2013- Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	961	961
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	352	352
Exit facilities — Federal-Mogul	2,495	2,495
Mortgages payable	122	123
Other	80	84
Total debt	$4,566	$4,571

Senior Unsecured Variable Rate Convertible Notes Due 2013 — Icahn Enterprises

In April 2007, we issued an aggregate of $600 million of variable rate senior convertible notes due 2013 (the “variable rate notes”). The variable rate notes were sold in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and issued pursuant to an indenture dated as of April 5, 2007, by and among us, as issuer, Icahn Enterprises Finance Corp. (“Icahn Enterprises Finance”), as co-issuer, and Wilmington Trust Company, as trustee. Icahn Enterprises Finance, our wholly owned subsidiary, was formed solely for the purpose of serving as a co-issuer of our debt securities in order to facilitate offerings of the debt securities. Other than Icahn Enterprises Holdings, no other subsidiaries guarantee payment on the variable rate notes. The variable rate notes bear interest at a rate of three-month LIBOR minus 125 basis points, but the all-in-rate can be no less than 4.0% nor more than 5.5%, and are convertible into our depositary units at a conversion price of $132.595 per depositary unit per $1,000 principal amount, subject to adjustments in certain circumstances. Pursuant to the indenture governing the variable rate notes, on October 5, 2008, the conversion price was adjusted downward to $105.00 per depositary unit per $1,000 principal amount.  As of March 31, 2009, the interest rate was 4.0%. The interest on the variable rate notes is payable quarterly on each January 15, April 15, July 15 and October 15. The variable rate notes mature on August 15, 2013, assuming they have not been converted to depositary units before their maturity date.

In the event that we declare a cash dividend or similar cash distribution in any calendar quarter with respect to our depositary units in an amount in excess of $0.10 per depositary unit (as adjusted for splits, reverse splits and/or stock dividends), the indenture governing the variable rate notes requires that we simultaneously make such distribution to holders of the variable rate notes in accordance with a formula set forth in the indenture. On March 30, 2009, we paid an aggregate cash distribution of $1 million to holders of our variable rate notes in respect to our distributions payment to our depositary unitholders.  Such amounts have been classified as interest expense.

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

As of March 31, 2009 and December 31, 2008, we are in compliance with all covenants, including maintaining certain minimum financial ratios, as defined in the applicable indentures.  Additionally, as of March 31, 2009, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness.

Senior Secured Revolving Credit Facility — Icahn Enterprises

On August 21, 2006, we and Icahn Enterprises Finance as the borrowers, and certain of our subsidiaries, as guarantors, entered into a credit agreement with Bear Stearns Corporate Lending Inc., as administrative agent, and certain other lender parties. Under the credit agreement, we are permitted to borrow up to $150 million, including a $50 million sub-limit that may be used for letters of credit. Borrowings under the agreement, which are based on our credit rating, bear interest at LIBOR plus 1.0% to 2.0%. We pay an unused line fee of 0.25% to 0.5%. As of March 31, 2009, there were no borrowings under the facility.

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

Exit Facilities — Federal-Mogul

On December 27, 2007 (the “Effective Date”), Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to 60 days after the Effective Date, have been fully drawn.

The obligations under the revolving credit facility shall mature December 27, 2013 and shall bear interest for the six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans shall mature December 27, 2014 and the tranche C term loans shall December 27, 2015; provided, however, that in each case, such maturity may be shortened to December 37, 2013 under certain circumstances. In addition, the tranche C term loans are subject to a pre-payment premium, should Federal-Mogul choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at ABR plus 0.9375% at Federal-Mogul’s election.

During fiscal 2008, Federal-Mogul entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable rate term loans under the Exit Facilities. Through these swap agreements, Federal-Mogul has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million.  Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

Under the Exit Facilities, Federal-Mogul had $96 million and $57 million of letters of credit outstanding at March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009 and December 31, 2008, the borrowing availability under the revolving credit facility was $494 million and $476 million, respectively.

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

The Exit Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on (i) investments; (ii) certain acquisitions, mergers or consolidations; (iii) sale and leaseback transactions; (iv) certain transactions with affiliates; and (v) dividends and other payments in respect of capital stock. At March 31, 2009 and December 31, 2008, Federal-Mogul was in compliance with all debt covenants under the Exit Facilities.

Mortgages Payable

Mortgages payable, all of which are non-recourse to us, bear interest at rates between 4.97% and 7.99% and have maturities between July 1, 2009 and July 1, 2016.

Secured Revolving Credit Agreement — WestPoint Home, Inc.

On June 16, 2006, WestPoint Home, Inc., an indirect wholly owned subsidiary of WPI, entered into a $250 million loan and security agreement with Bank of America, N.A., as administrative agent and lender. On September 18, 2006, The CIT Group/Commercial Services, Inc., General Electric Capital Corporation and Wells Fargo Foothill, LLC were added as lenders under this credit agreement. Under the five-year agreement, borrowings are subject to a monthly borrowing base calculation and include a $75 million sub-limit that may be used for letters of credit. Borrowings under the agreement bear interest, at the election of WestPoint Home, either at the prime rate adjusted by an applicable margin ranging from minus 0.25% to plus 0.50% or LIBOR adjusted by an applicable margin ranging from plus 1.25% to 2.00%. WestPoint Home pays an unused line fee of 0.25% to 0.275%. Obligations under the agreement are secured by WestPoint Home’s receivables, inventory and certain machinery and equipment.

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

As of March 31, 2009, there were no borrowings under the agreement, but there were outstanding letters of credit of approximately $11 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of approximately $35 million at March 31, 2009.

13. Compensation Arrangements

Investment Management

Effective January 1, 2008, the General Partners amended employment agreements with certain of their employees whereby such employees have been granted rights to participate in a portion of the special profits interest allocations (in certain cases, whether or not such special profits interest is earned by the General Partners) effective January 1, 2008 and incentive allocations earned by the General Partners, typically net of certain expenses and generally subject to various vesting provisions. The vesting period of these rights is generally between two and seven years, and such rights expire at the end of the contractual term of each respective employment agreement. The unvested amounts and vested amounts that have not been withdrawn by the employee generally remain invested in the Investment Funds and earn the rate of return of these funds, before the effects of any special profits interest allocations effective January 1, 2008 or incentive allocations, which are waived on such amounts. Accordingly, these rights are accounted for as liabilities in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), and remeasured at fair value each reporting period until settlement.

The General Partners recorded compensation expense of $5 million and $3 million related to these rights for the three months ended March 31, 2009 and 2008, respectively. Compensation expense is included in expenses of our Investment Management segment in the consolidated statements of operations. Compensation expense arising from grants in special profits interest allocations is recognized in the consolidated financial statements over the vesting period. Accordingly, unvested balances of special profits interest allocations allocated to certain employees are not reflected in the consolidated financial statements. Unvested amounts not yet recognized as compensation expense within the consolidated statements of operations were $4 million each as of March 31, 2009 and December 31, 2008, respectively. That cost is expected to be recognized over a weighted average of 2.8 years. Cash paid to settle rights that had been withdrawn for the three months ended March 31, 2009 was not material.  Cash paid to settle rights that had been withdrawn for the three months ended March 31, 2008 was $3 million.

Automotive

Stock-Based Compensation

On December 27, 2007, Federal-Mogul entered into a deferred compensation agreement with Mr. José Maria Alapont, its President and Chief Executive Officer.  Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Federal-Mogul Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the agreement. The amount of the distributions shall be equal to the fair value of 500,000 shares of Federal-Mogul Common Stock, subject to certain adjustments and offsets.

On February 15, 2008, Federal-Mogul entered into a Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “CEO Stock Option Agreement”), which was subsequently approved by Federal-Mogul’s stockholders effective July 28, 2008.  The CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of Federal-Mogul’s Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of Federal-Mogul’s Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The CEO Stock Option Agreement provides for vesting as follows: 80% of the shares of Common Stock subject to the CEO Option are vested as of March 31, 2009 and the final 20% of the shares of Common Stock subject to the CEO Option shall vest on March 23, 2010.

Federal-Mogul revalued the options granted to Mr. Alapont at March 31, 2009, resulting in a revised fair value of $8 million. During the three months ended March 31, 2009 and 2008, Federal-Mogul recognized $3.4 million and $1.7 million, respectively, in expense associated with these options. Since the deferred compensation agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award under SFAS No. 123(R), and the vested portion of the CEO Option, aggregating $6.5 million, has been recorded as a liability as of March 31, 2009. The remaining $1.5 million of total unrecognized compensation cost as of March 31, 2009 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement.

Key assumptions and related option-pricing models used by Federal-Mogul are summarized in the following table:

	March 31, 2009 Valuation
	Plain Vanilla Options	Options Connected to Deferred Compensation	Deferred Compensation
Valuation Model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	69%	69%	69%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.14%	1.25%	1.25%
Expected option life (in years)	2.97	3.36	3.36

14. Pensions, Other Postemployment Benefits and Employee Benefit Plans

Automotive

Pensions and Other Postemployment Benefits

Federal-Mogul sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Federal-Mogul funds the Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to participating employees. The net periodic benefit costs for the three months ended March 31, 2009 and the period March 1, 2008 through March 31, 2008 were $32 million and $6 million, respectively.

15. Preferred Limited Partner Units

Pursuant to certain rights offerings consummated in 1995 and 1997, preferred units were issued. Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof), payable annually at the end of March (each referred to herein as a Payment Date). On any Payment Date, we, subject to the approval of the Audit Committee, may opt to redeem all of the preferred units for an amount, payable either in all cash or by issuance of our depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon. On March 31, 2010, we must redeem all of the preferred units on the same terms as any optional redemption.

Pursuant to the terms of the preferred units, on February 23, 2009, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference per preferred unit of $10.00. The distribution was paid on March 31, 2009 to holders of record as of March 17, 2009. A total of 624,925 additional preferred units were issued. As of March 31, 2009, the number of authorized preferred units was 14,100,000. As of March 31, 2009 and December 31, 2008, 13,127,179 and 12,502,254 preferred units were issued and outstanding, respectively.

We recorded $2 million of interest expense for the three months ended March 31, 2009 and $2 million for the three months ended March 31, 2008, in connection with the preferred units distribution.

16. Earnings per LP Unit

Basic earnings per LP unit are based on net income attributable to Icahn Enterprises allocable to limited partners after deducting preferred pay-in-kind distributions to preferred unitholders. Net income allocable to limited partners is divided by the weighted-average number of LP units outstanding. Diluted earnings per LP unit are based on basic earnings adjusted for interest charges applicable to the variable rate notes and earnings before the preferred pay-in-kind distributions as well as the weighted-average number of units and equivalent units outstanding. The preferred units are considered to be equivalent units for the purpose of calculating earnings per LP unit. All equivalent units have been excluded from the calculation of diluted earnings per LP unit for the three months ended March 31, 2009 and 2008 as the effect of including them would have been anti-dilutive.

The following table sets forth the allocation of net income (loss) from continuing operations attributable to Icahn Enterprises allocable to limited partners and the computation of basic and diluted earnings per LP unit for the periods indicated (in millions, except per unit data):

	Three Months Ended March 31,
	2009	2008

Income (loss) from continuing operations attributable to
Icahn Enterprises	$1	$(36)
Less: Income from common control acquisitions
allocated to general partner	-	17
	1	(19)

Limited partners' 98.01% share of income (loss)	1	(19)
Basic and diluted income (loss) from continuing operations
attributable to Icahn Enterprises allocable to limited partners	$1	$(19)
Basic and diluted income from discontinued operations
attributable to Icahn Enterprises allocable to limited partners	$-	$504 (1)

Weighted average LP units outstanding	75	70

Basic and diluted earnings per LP Unit:

Income (loss) from continuing operations per LP unit (basic and diluted)	$0.01	$(0.26)

Income from discontinued operations per LP unit (basic and diluted)	0.00	7.14
	$0.01	$6.88

(1) Includes a charge of $25 allocated to the general partner relating to the sale of ACEP.

As their effect would have been anti-dilutive, the following equivalent units have been excluded from the weighted-average LP units outstanding for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2009	2008

Redemption of preferred LP units	4	1
Variable rate notes	5	5

17. Segment Reporting

As of March 31, 2009, our five reportable segments are: (1) Investment Management; (2) Automotive; (3) Metals; (4) Real Estate and (5) Home Fashion. Our Investment Management segment provides investment advisory and certain management services to the Private Funds, but does not provide such services to any other entities, individuals or accounts. Our Automotive segment consists of Federal-Mogul. Our Metals segment consists of PSC Metals. Our Real Estate segment consists of rental real estate, residential property development and the operation of resort properties associated with our residential developments. Our Home Fashion segment consists of WPI. In addition to our five reportable segments, we present the results of the Holding Company which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

We assess and measure segment operating results based on segment earnings as disclosed below. Segment earnings from operations are not necessarily indicative of cash available to fund cash requirements, nor synonymous with cash flow from operations. Certain terms of financings for our Automotive, Home Fashion and Real Estate segments impose restrictions on the segments’ ability to transfer funds to us, including restrictions on dividends, distributions, loans and other transactions.

In the table below, the Investment Management segment is represented by the first four columns. The first column, entitled Icahn Enterprises’ Interests, represents our interests in the results of operations of the Investment Management segment without the impact of eliminations arising from the consolidation of the Private Funds. This includes the gross amount of any special profits interest allocations, incentive allocations and returns on investments in the Private Funds that are attributable to Icahn Enterprises only. This also includes gains and losses on Icahn Enterprises’ direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including Icahn Enterprises, before eliminations.  Additionally, the second column includes the results of the General Partners and Icahn Capital.  The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported results for the segment, which is provided in the fourth column.  (Amounts are in millions of dollars).

	Three Months Ended March 31, 2009
	Investment Management
	Icahn		Consolidated		U.S. GAAP
	Enterprises'		Private		Investment			Real	Home	Holding	Consolidated
	Interests		Funds	Eliminations	Management	Automotive	Metals	Estate	Fashion	Company	Results
Revenues:
Net sales	$-		$-	$-	$-	$1,238	$76	$22	$84	$-	$1,420
Special profits interest allocations	87		-	(87)	-	-	-	-	-	-	-
Incentive allocations	-		-	-	-	-	-	-	-	-	-
Net gain (loss) from investment activities	71	(1)	259	(71)	259	-	-	-	-	(8)	251
Interest, dividends and other income	-		75	-	75	2	-	-	-	2	79
Other income, net	-		-	-	-	14	1	-	1	-	16
	158		334	(158)	334	1,254	77	22	85	(6)	1,766
Costs and expenses	9		19	-	28	1,315	114	14	102	4	1,577
Interest expense	-		1	-	1	34	-	2	1	34	72
	9		20	-	29	1,349	114	16	103	38	1,649
Income (loss) from continuing operations before income
tax (expense) benefit	149		314	(158)	305	(95)	(37)	6	(18)	(44)	117

Income tax (expense) benefit	-		-	-	-	(3)	14	-	-	(1)	10

Income (loss) from continuing operations	149		314	(158)	305	(98)	(23)	6	(18)	(45)	127

Less: (Income) loss from continuing operations
attributable to non-controlling interests	-		(223)	67	(156)	24	-	-	6	-	(126)

Income (loss) from continuing operations attributable
to Icahn Enterprises	$149		$91	$(91)	$149	$(74)	$(23)	$6	$(12)	$(45)	$1

	Three Months Ended March 31, 2008
	Investment Management
	Icahn		Consolidated		U.S. GAAP
	Enterprises' Interests		Private Funds	Eliminations	Investment Management	Automotive[2]	Metals	Real Estate	Home Fashion	Holding Company	Consolidated Results
Revenues:
Net sales	$-		$-	$-	$-	$646	$303	$23	$114	$-	$1,086
Special profits interest allocations	5		-	(5)	-	-	-	-	-	-	-
Incentive allocations	1		-	(1)	-	-	-	-	-	-	-
Net gain (loss) from investment activities	(1	)(1)	(26)	1	(26)	-	-	-	-	2	(24)
Interest, dividends and other income	-		40	-	40	5	-	1	1	19	66
Other income, net	-		-	-	-	2	-	-	-	-	2
	5		14	(5)	14	653	303	24	115	21	1,130
Costs and expenses	8		6	-	14	639	276	19	138	7	1,093
Interest expense	-		1	-	1	21	-	2	-	34	58
	8		7	-	15	660	276	21	138	41	1,151
(Loss) income from continuing
operations before income tax (expense) benefit	(3)		7	(5)	(1)	(7)	27	3	(23)	(20)	(21)

Income tax (expense) benefit	-		-	-	-	(10)	(11)	-	-	1	(20)
(Loss) income from continuing operations	(3)		7	(5)	(1)	(17)	16	3	(23)	(19)	(41)

Less: (Income) loss from
continuing operations attributable to non-controlling interests	-		(1)	(1)	(2)	-	-	-	7	-	5

(Loss) income from continuing
operations attributable to Icahn Enterprises	$(3)		$6	$(6)	$(3)	$(17)	$16	$3	$(16)	$(19)	$(36)

(1)
We made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of March 31, 2009, the total value of these investments is $977 million, with an unrealized gain of $67 million and unrealized loss of $1 million for the three months ended March 31, 2009 and 2008, respectively. These amounts are reflected in the Private Funds’ net assets and earnings.

(2)	Automotive results are for the period March 1, 2008 through March 31, 2008.

Total assets by reportable segment are not presented because there have been no material changes for the three months ended March 31, 2009.

18.  Income Taxes

We recorded an income benefit of $10 million and an income tax expense of $20 million on pre-tax income of $117 million and pre-tax loss of $21 million for the three months ended March 31, 2009 and 2008, respectively.  Our effective income tax rate was (8.5)% and (95.2)% for the respective periods.  The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

19. Commitments and Contingencies

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

Federal-Mogul is a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the predecessor company to Federal-Mogul prior to 1986. In the Ohio lawsuit brought by Federal-Mogul against a number of insurers, most of the insurer-defendants have been dismissed because of settlements that Federal-Mogul has reached with them. The case is proceeding against several non-settling insurers. In the insurer-initiated Michigan lawsuit, Federal-Mogul has settled with the insurer that initiated the action, and these two parties have jointly filed a motion for dismissal of the action. The settlements with insurers reached by Federal-Mogul during the three months ended March, 31 2009 resulted in a net recovery to Federal-Mogul of $12 million. Federal-Mogul continues to engage in settlement discussions with several of the parties remaining in the Ohio case, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves were $24 million and $26 million at March 31, 2009 and December 31, 2008, respectively, and are included in accounts payable, accrued expenses and other liabilities in our consolidated balance sheet.

Federal-Mogul believes that recorded environmental liabilities will be adequate to cover its estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by Federal-Mogul, our Automotive segment’s results of operations could be materially affected. At March 31, 2009, Federal-Mogul estimates that reasonably possible material additional losses above and beyond its best estimate of required remediation costs as recorded to be $44 million.

Conditional Asset Retirement Obligations

Federal-Mogul records conditional asset retirement obligations (“CARO”) in accordance FIN 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement 143 (“FIN 47”), when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. Federal-Mogul has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2009. In connection with these sites, Federal-Mogul has accrued $27 million each as of March 31, 2009 and December 31, 2008 for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO in accordance with SFAS No. 144.

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

If we were to lose control of WPI, it could adversely affect the business and prospects of WPI and the value of our investment in it. In addition, we consolidated the balance sheet of WPI as of March 31, 2009 and WPI’s results of operations for the period from the date of acquisition (August 8, 2005) through March 31, 2009. If we were to own less than 50% of the outstanding common stock or the challenge to our preferred stock ownership is successful, we would have to evaluate whether we should consolidate WPI and, if so, our consolidated financial statements could be materially different from those presented for all periods presented.

National Energy Group, Inc.

National Energy Group, Inc. (“NEGI”) is a defendant, together with Icahn Enterprises and various individuals, including one of our current directors, as additional defendants, in a purported stockholder derivative and class action lawsuit filed in February 2008 alleging that among other things, certain of NEGI’s current and former officers and directors breached their fiduciary duties to NEGI and its stockholders in connection with NEGI’s sale of its 50% interest in an oil and gas holding company. Following such disposition, NEGI has had no business and its principal assets consist of cash and short term investments which currently aggregate approximately $48 million. In March, 2008, NEGI dissolved and filed a Form 15 with the SEC deregistering its securities with the SEC under the Exchange Act.  As a result, NEGI’s status as a public company has been suspended. No cash distributions will be made to NEGI’s shareholders until the NEGI board determines that NEGI has paid, or made adequate provision for the payment of, its liabilities and obligations, including any liabilities relating to the lawsuit.

NEGI believes it has meritorious defenses to all claims and will vigorously defend the action; however, we cannot predict the outcome of the litigation on us or on our interest in NEGI.

PSC Metals

Environmental Matters

PSC Metals has been designated as a PRP by U.S. federal and state superfund laws with respect to certain sites with which PSC Metals may have had a direct or indirect involvement. It is alleged that PSC Metals and its subsidiaries or their predecessors transported waste to the sites, disposed of waste at the sites or operated the sites in question. PSC Metals has reviewed the nature and extent of the allegations, the number, connection and financial ability of other named and unnamed potentially responsible parties and the nature and estimated cost of the likely remedy. Based on reviewing the nature and extent of the allegations, PSC Metals has estimated its liability to remediate these sites to be immaterial at each of March 31, 2009 and December 31, 2008. If it is determined that PSC has liability to remediate those sites and that more expensive remediation approaches are required in the future, PSC Metals could incur additional obligations, which could be material.

Certain of PSC Metals’ facilities are environmentally impaired in part as a result of operating practices at the sites prior to their acquisition by PSC Metals and as a result of PSC Metals’ operations. PSC Metals has established procedures to periodically evaluate these sites, giving consideration to the nature and extent of the contamination. PSC Metals has provided for the remediation of these sites based upon management’s judgment and prior experience. PSC Metals has estimated the liability to remediate these sites to be $24 million at each of March 31, 2009 and December 31, 2008. Management believes, based on past experience that the vast majority of these environmental liabilities and costs will be assessed and paid over an extended period of time. PSC Metals believes that it will be able to fund such costs in the ordinary course of business.

Estimates of PSC Metals’ liability for remediation of a particular site and the method and ultimate cost of remediation require a number of assumptions that are inherently difficult to make, and the ultimate outcome may be materially different from current estimates. Moreover, because PSC Metals has disposed of waste materials at numerous third-party disposal facilities, it is possible that PSC Metals will be identified as a PRP at additional sites. The impact of such future events cannot be estimated at the current time.

20. Subsequent Events

Investment Management

Based on values at March 31, 2009, the Private Funds have received redemption notices of approximately 10% of the net assets under management as of March 31, 2009 for redemptions effective June 30, 2009.

Declaration of Distribution on Depositary Units

On May 4, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2009. The distribution will be paid on June 3, 2009, to depositary unitholders of record at the close of business on May 22, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners of
Icahn Enterprises L.P.

We have reviewed the accompanying consolidated interim balance sheet of Icahn Enterprises L.P. and Subsidiaries (the “Partnership”) (a Delaware limited partnership) as of March 31, 2009, and the related  consolidated interim statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008, and the consolidated interim statement of changes in partners’ equity and comprehensive income for the three-month period ended March 31, 2009.  These consolidated interim financial statements are the responsibility of the Partnership’s management.

We were furnished with the report of other accountants on their reviews of the consolidated financial statements of Federal-Mogul Corporation, a subsidiary, whose total assets as of March 31, 2009, and whose revenues for the three-month period ended March 31, 2009 and the period from February 29, 2008 (date of consolidation) through March 31, 2008, constituted $6.9 billion, $1.3 billion and $0.7 billion, respectively, of the related consolidated totals.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Partnership as of December 31, 2008, and the related consolidated statements of operations, changes in partners’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2009, we expressed an unqualified opinion on those consolidated financial statements.  Our report made reference to the report of other auditors as it relates to amounts included for Federal-Mogul Corporation, a subsidiary, and contained explanatory paragraphs relating to the change in method of accounting for its investments with the adoption of SFAS No. 157 and SFAS No. 159 in 2007. As described in Note 1, on January 1, 2009, the Partnership adopted SFAS No. 160, which resulted in revisions to the December 31, 2008 consolidated balance sheet for the Partnership’s non-controlling interests. We have not audited and reported on the revised balance sheet reflecting the change in the method of accounting for non-controlling interests.

/s/ Grant Thornton LLP

New York, New York
May 6, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have reviewed the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008, included in its Form 10-Q for the quarter ended March 31, 2009 (and not separately presented herein).  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Federal-Mogul Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 2008 (not presented herein) and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the application of AICPA Statement of Position 90-7, Financial Reporting by Entities under the Bankruptcy Code and a change in method of accounting for pensions and other postretirement plans in 2006 and tax uncertainties in 2007.  As described in Note 1, on January 1, 2009, Federal-Mogul Corporation and subsidiaries changed its method of accounting for noncontrolling interests on a retrospective basis resulting in revision of the December 31, 2008 consolidated balance sheet.  We have not audited and reported on the revised balance sheet reflecting the change in the method of accounting for noncontrolling interests.

/s/ Ernst & Young LLP

Detroit, Michigan
May 5, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is comprised of the following sections:

(1)   Overview

•	Introduction

•	Other Significant Events

(2)   Results of Operations

•	Overview

•	Consolidated Financial Results of Continuing Operations

•	Investment Management

•	Automotive

•	Metals

•	Real Estate

•	Home Fashion

•	Holding Company

•	Interest Expense — Automotive, Holding Company and Other

•	Income Taxes

•	Discontinued Operations

(3)   Liquidity and Capital Resources

•	Holding Company

•	Consolidated Cash Flows

•	Borrowings

•	Contractual Commitments

•	Off-Balance Sheet Arrangements

•	Discussion of Segment Liquidity and Capital Resources

•	Investment Management

•	Automotive

•	Metals

•	Real Estate

•	Home Fashion

•	Distributions

(4)   Critical Accounting Policies and Estimates

(5)   Forward-Looking Statements

The following discussion is intended to assist you in understanding our present business and the results of operations together with our present financial condition. This section should be read in conjunction with our Consolidated Financial Statements and the accompanying notes.

Overview

Introduction

Icahn Enterprises L.P., or Icahn Enterprises, is a master limited partnership formed in Delaware on February 17, 1987. We own a 99% limited partner interest in Icahn Enterprises Holdings L.P., or Icahn Enterprises Holdings. Icahn Enterprises Holdings and its subsidiaries own substantially all of our assets and liabilities and conduct substantially all of our operations. Icahn Enterprises G.P. Inc., or Icahn Enterprises GP, our sole general partner, which is owned and controlled by Mr. Carl C. Icahn, owns a 1% general partner interest in both us and Icahn Enterprises Holdings, representing an aggregate 1.99% general partner interest in us and Icahn Enterprises Holdings. As of March 31, 2009, affiliates of Mr. Icahn owned 68,740,822 of our depositary units and 11,360,173 of our preferred units, which represented approximately 91.9% and 86.5% of our outstanding depositary units and preferred units, respectively.

We are a diversified holding company owning subsidiaries engaged in the following operating businesses: Investment Management, Automotive, Metals, Real Estate and Home Fashion. In addition to our operating businesses, we discuss the Holding Company, which includes the unconsolidated results of Icahn Enterprises and Icahn Enterprises Holdings, and investment activity and expenses associated with the activities of the Holding Company.

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

Other Significant Events

Declaration of Distribution on Depositary Units

On May 4, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2009. The distribution will be paid on June 3, 2009, to depositary unitholders of record at the close of business on May 22, 2008. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Results of Operations

Overview

The key factors affecting our financial position and results of operations for the three months ended March 31, 2009, or the first quarter of fiscal 2009, are as follows:

•	Gross performance of 7.0% for the Private Funds, resulting in $87 million of special profits interest allocations revenues and unrealized gains of $67 million on our investments in the Private Funds;
•	Additional investment of $250 million in the Private Funds, bringing our cumulative investment in the Private Funds to $1.2 billion;
•	Loss from continuing operations attributable to Icahn Enterprises of $74 million for our Automotive segment, including restructuring expenses of $38 million;
•
Loss from continuing operations attributable to Icahn Enterprises of $23 million for our Metals segment, including pretax impairment charges of $13 million and charges to write-down inventory to current market prices of $13 million; and

•	Loss from continuing operations attributable to Icahn Enterprises of $12 million for our Home Fashion segment, including restructuring and impairment charges of $6 million.

Consolidated Financial Results of Continuing Operations

The following tables summarize revenues and income (loss) from continuing operations attributed to Icahn Enterprises for each of our segments (in millions of dollars):

	Revenues[1]
	Three Months Ended March 31,
	2009	2008

Investment Management	$334	$14
Automotive[2]	1,254	653
Metals	77	303
Real Estate	22	24
Home Fashion	85	115
Holding Company	(6)	21

Total	$1,766	$1,130

	Income (Loss) From Continuing Operations Attributable to Icahn Enterprises
	Three Months Ended March 31,
	2009	2008

Investment Management	$149	$(3)
Automotive[2]	(74)	(17)
Metals	(23)	16
Real Estate	6	3
Home Fashion	(12)	(16)
Holding Company	(45)	(19)

Total	$1	$(36)

_____________________________
1Revenues include interest, dividends and other income.
2Automotive results for fiscal 2008 are for the period March 1, 2008 through March 31, 2008.

Investment Management

Overview

Icahn Onshore LP, or the Onshore GP, and Icahn Offshore LP, or the Offshore GP (and, together with the Onshore GP, being referred to herein as the General Partners) act as general partner of Icahn Partners LP, or the Onshore Fund, and the Offshore Master Funds (as defined below), respectively. Effective January 1, 2008, in addition to providing investment advisory services to the Private Funds, the General Partners provide or cause their affiliates to provide certain administrative and back office services to the Private Funds. The General Partners do not provide such services to any other entities, individuals or accounts. Interests in the Private Funds are offered only to certain sophisticated and accredited investors on the basis of exemptions from the registration requirements of the federal securities laws and are not publicly available. As referred to herein, the Offshore Master Funds consist of (i) Icahn Partners Master Fund LP, (ii) Icahn Partners Master Fund II L.P. and (iii) Icahn Partners Master Fund III L.P. The Onshore Fund and the Offshore Master Funds are collectively referred to herein as the Investment Funds.

  The Offshore GP also acts as general partner of certain funds formed as a Cayman Islands exempted limited partnership that invests in the Offshore Master Funds. These funds, together with other funds that also invest in the Offshore Master Funds, constitute the Feeder Funds and, together with the Investment Funds, are referred to herein as the Private Funds.

Continued volatility characterized the first quarter of fiscal 2009, with the S&P 500 index down nearly 11% during this period.  Despite the volatility, the Private Funds had a positive return for the first quarter of fiscal 2009.  We believe that the continuation of constrained credit markets and a deepening global recession will continue to impact price volatility and asset values.  The Private Funds’ positive performance was primarily attributable to their short equity and short credit positions for the first quarter of fiscal 2009.  Additionally, for the first quarter of fiscal 2009, the Private Funds’ long equity, credit and treasury positions were essentially flat.  We expect that the remainder of fiscal 2009 will continue to present opportunities for capitalizing on distressed investing.  Based on values at March 31, 2009, the Private Funds have received redemption notices of approximately 10% of the net assets under management as of March 31, 2009 for redemptions effective June 30, 2009.

Revenues

The Investment Management segment derives revenues from three sources: (1) special profits interest allocations; (2) incentive allocations and (3) gains and losses from our investments in the Private Funds.

Effective January 1, 2008, the limited partnership agreements of the Investment Funds provide that the applicable General Partner will receive a special profits interest allocation at the end of each calendar year from each capital account maintained in the Investment Funds that is attributable to: (i) in the case of the Onshore Fund, each fee-paying limited partner in the Onshore Fund and (ii) in the case of the Feeder Funds, each fee-paying investor in the Feeder Funds (that excludes certain investors that are affiliates of Mr. Icahn) (in each case, referred to herein as an Investor). This allocation is generally equal to 0.625% of the balance in each fee-paying capital account as of the beginning of each quarter (for each Investor, the Target Special Profits Interest Amount) except that amounts are allocated to the General Partners in respect of special profits interest allocations only to the extent that net increases (i.e., net profits) are allocated to an Investor for the fiscal year. Accordingly, any special profits interest allocations allocated to the General Partners in respect of an Investor in any year cannot exceed the net profits allocated to such Investor in such year.

The General Partners waived the special profits interest allocations and incentive allocations for Icahn Enterprises’ investments in the Private Funds and Mr. Icahn’s direct and indirect holdings and may, in their sole discretion, modify or may elect to reduce or waive such fees with respect to any investor that is an affiliate, employee or relative of Mr. Icahn or his affiliates, or for any other investor.

All of the special profits interest allocations and  incentive allocations are eliminated in consolidation; however, our share of the net income from the Private Funds includes the amount of these allocations.

Our Investment Management results are driven by the combination of the Private Funds’ AUM and the investment performance of the Private Funds, except, as discussed above, that special profits interest allocations are only earned to the extent that there are sufficient net profits generated from the Private Funds to cover such allocations.

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

AUM and Fund Performance

The table below reflects changes to AUM for the three months ended March 31, 2009 and 2008. The end-of-period balances represent total AUM, including any accrued special profits interest allocations and any incentive allocations and our own investments in the Private Funds as well as investments of other affiliated parties who have not been charged special profits interest allocations  or incentive allocations for the periods presented (in millions of dollars):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$4,368	$7,511
Net in-flows	212	378
Appreciation	322	6
Balance, end of period	$4,902	$7,895
Fee-paying AUM	$2,502	$5,422

The following table sets forth performance information for the Private Funds that were in existence for the comparative periods presented. These gross returns represent a weighted-average composite of the average gross returns, net of expenses for the Private Funds.

	Gross Return[1] for the
	Three Months Ended March 31,
	2009	2008
Private Funds	7.0%	0.1%
(1)
These returns are indicative of a typical investor who has been invested since inception of the Private Funds. The performance information is presented gross of any accrued special profits interest allocations but net of expenses. Past performance is not necessarily indicative of future results.

The Private Funds’ aggregate gross performance was 7.0% for the first quarter of fiscal 2009.  The Private Funds’ positive performance was primarily attributable to their short equity and short credit positions for the first quarter of fiscal 2009.  Additionally, for the first quarter of fiscal 2009, the Private Funds’ long equity, credit and treasury positions were essentially flat.

Current dislocations in the global financial markets and the lack of confidence resulting from unprecedented systemic risks associated with derivative and financial leverage may provide potential long-term opportunities for the Private Funds.

The Private Funds’ aggregate gross performance for the first quarter of fiscal 2008 was 0.1%. BEA Systems, a core position, was a positive contributor to performance due to the announcement that Oracle would acquire it. Defensively positioned, the Private Funds’ short exposure in equity and credit produced gains due to the negative U.S. equity markets and the widening of credit spreads. Those gains were offset by the Private Funds’ largest position, Motorola Inc, or Motorola, and other long positions which declined in value during the first quarter of fiscal 2008.

Equity positions in BEA Systems and Motorola have been previously disclosed in other filings with the SEC.

Since inception in November 2004, the Private Funds’ gross returns are 32.7%, representing an annualized rate of return of 6.6% through March 31, 2009, which is indicative of a typical investor who has invested since inception of the Private Funds.  Past performance is not necessarily indicative of future results, particularly in the near-term given current market conditions.

Operating Results

We consolidate certain of the Private Funds into our results. Accordingly, in accordance with U.S. GAAP, any special profits interest allocations, incentive allocations and earnings on investments in the Private Funds are eliminated in consolidation. These eliminations have no impact on our net income, however, as our allocated share of the net income from the Private Funds includes the amount of these allocations and earnings.

The tables below provide a reconciliation of the unconsolidated revenues and expenses of our interest in the General Partners and Icahn Capital L.P., or Icahn Capital, to the consolidated U.S. GAAP revenues and expenses. The first column represents the results of operations of our interest in the General Partners and Icahn Capital without the impact of consolidating the Private Funds or the eliminations arising from the consolidation of these funds. This includes the gross amount of any special profits interest allocations, incentive allocations and returns on investments in the Private Funds that is attributable to us only. This also includes gains and losses on our direct investments in the Private Funds. The second column represents the total consolidated income and expenses of the Private Funds for all investors, including us, before eliminations. The third column represents the eliminations required in order to arrive at our consolidated U.S. GAAP reported income for the segment, which is provided in the fourth column.

Summarized income statement information on a deconsolidated basis and on a U.S. GAAP basis for the three months ended March 31, 2009 and 2008 as follows (in millions of dollars):

	Three Months Ended March 31, 2009
	Icahn		Consolidated		Total
	Enterprises'		Private		U.S. GAAP
	Interests		Funds	Eliminations	Results

Revenues:
Special profits interest allocations	$87		$-	$(87)	$-
Incentive allocations	-		-	-	-
Net gains from investment activities	71	(1)	259	(71)	259
Interest, dividends and other income	-		75	-	75
	158		334	(158)	334
Costs and expenses	9		19	-	28
Interest expense	-		1	-	1
	9		20	-	29
Income from continuing operations
before income tax expense	149		314	(158)	305
Income tax expense	-		-	-	-
Income from continuing operations	149		314	(158)	305
Less: Income from continuing operations attributable to non-controlling interests	-		(223)	67	(156)
Income from continuing operations attributable to Icahn Enterprises	$149		$91	$(91)	$149

	Three Months Ended March 31, 2008
	Icahn		Consolidated		Total
	Enterprises'		Private		U.S. GAAP
	Interests		Funds	Eliminations	Results

Revenues:
Special profit interests allocations	$5		$-	$(5)	$-
Incentive allocations	1		-	(1)	-
Net loss from investment activities	(1	)(1)	(26)	1	(26)
Interest, dividends and other income	-		40	-	40
	5		14	(5)	14
Costs and expenses	8		6	-	14
Interest expense	-		1	-	1
	8		7	-	15
(Loss) income from continuing operations
before income tax expense	(3)		7	(5)	(1)
Income tax expense	-		-	-	-
(Loss) income from continuing operations	(3)		7	(5)	(1)
Less: Income from continuing operations attributable to non-controlling interests	-		(1)	(1)	(2)
(Loss) income from continuing operations attributable to Icahn Enterprises	$(3)		$6	$(6)	$(3)

1 We made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive  allocations are applicable. As of March 31, 2009, the total value of these investments is $977 million, with an unrealized gain of $67 million and unrealized loss of $1 million for the three months ended March 31, 2009 and 2008, respectively. Additionally, Carl C. Icahn, along with his affiliates, make investments in the Private Funds (other than the amounts invested by us and our affiliates). These investments are also not subject to special profits interest allocations or incentive allocations. As of March 31, 2009 and December 31, 2008, the total fair value of these investments was approximately $1.2 billion and $1.1 billion, respectively.

As of March 31, 2009, the full Target Special Profits Interest Amount was $91 million, which includes a carryforward Target Special Profits Interest Amount of $70 million from December 31, 2008, a Target Special Profits Interest Amount for the first quarter of fiscal 2009, and a hypothetical return on the full Target Special Profits Interest Amount from the Investment Funds. Of the full Target Special Profits Interest Amount as of March 31, 2009, $87 million was accrued as a special profits interest allocation for the first quarter of fiscal 2009 and $4 million will be carried forward to the extent that there are sufficient  net profits in the Investment Funds during the investment period to cover such amount. This compares with a special profits interest allocation accrual for the first quarter of fiscal 2008 of $5 million.

Incentive allocations were immaterial for the three months ended March 31, 2009 while incentive allocations were $1 million for the three months ended March 31, 2008. The General Partners’ incentive allocations earned from the Private Funds are accrued on a quarterly basis and are allocated to the General Partners at the end of the Private Funds’ fiscal year (or sooner on redemptions).

The net gain from investment activities of $71 million in the first quarter of fiscal 2009 consists of two components. The first reflects a net gain of $4 million relating to the increase in the General Partners’ investment in the Private Funds as a result of earned incentive allocations and the return on the General Partners’ investment. In the first quarter of fiscal 2008, this amount was immaterial. The second component includes a net investment gain in the first quarter of fiscal 2009 of $67 million on our cumulative original investment of $1.2 billion in the Private Funds as compared to a net investment loss of $1 million in the first quarter of fiscal 2008, at which time our cumulative original investment in the Private Funds was $700 million.

Net realized and unrealized gains of the Private Funds on investment activities were $259 million for the first quarter of fiscal 2009 as compared to a loss of $26 million for the first quarter of fiscal 2008. This increase relates to the positive performance of the Private Funds during the first quarter of fiscal 2009.

Interest, dividends and other income increased by $35 million to $75 million for the first quarter of fiscal 2009, compared to $40 million for the first quarter of fiscal 2008. The increase was primarily attributable to increases in amounts earned on interest-paying investments.

The General Partners and Icahn Capital’s costs and expenses increased by $1 million to $9 million for the first quarter of fiscal 2009, compared to $8 million for the first quarter of fiscal 2008. This increase was primarily due to an increase in compensation awards relating to special profits interest allocations in the first quarter of fiscal 2009.

The Private Funds’ costs and expenses increased by $13 million to $20 million for the first quarter of fiscal 2009, compared to $7 million for the first quarter of fiscal 2008. This increase is primarily attributable to an increase in dividends expense and appreciation of the deferred management fee payable for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

Automotive

We conduct our Automotive segment through our majority ownership in Federal-Mogul.  Federal-Mogul is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. Federal-Mogul serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. Effective July 3, 2008, we acquired a majority interest in Federal-Mogul.

Federal-Mogul believes that its sales are well balanced between OEM and aftermarket as well as domestic and international. During the first quarter of fiscal 2009, Federal-Mogul derived 53% of its sales from the OE market and 47% from the aftermarket. Federal-Mogul’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During the first quarter of fiscal 2009, Federal-Mogul derived 44% of its  sales in North America and 56% internationally. During the first quarter of fiscal 2009, Federal-Mogul consolidated its product groups and eliminated the Automotive Products group.  As of March 31, 2009, Federal-Mogul is organized into four product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. Federal-Mogul has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of Federal-Mogul’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 24, 2009 contains a detailed description of its business, products, industry, operating strategy and associated risks.  Federal-Mogul’s most recent Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 was filed with the SEC on May 5, 2009.

In accordance with U.S. GAAP, assets transferred between entities under common control are accounted for at historical cost similar to a pooling of interests. As of February 25, 2008 (the effective date of control by Thornwood Associates Limited Partnership, or Thornwood, and, indirectly, by Carl C. Icahn) and thereafter, as a result of our acquisition of a majority interest in Federal-Mogul on July 3, 2008, we consolidated the financial position, results of operations and cash flows of Federal-Mogul. We evaluated the activity between February 25, 2008 and February 29, 2008 and, based on the immateriality of such activity, concluded that the use of an accounting convenience date of February 29, 2008 was appropriate.

Although Federal-Mogul’s results are included in our consolidated financial statements as of March 1, 2008, as discussed above, we believe that a meaningful discussion of Federal-Mogul’s results should encompass its results for the entire first quarter of fiscal 2008.  Therefore, for comparative purposes, revenues and earnings of Federal-Mogul for the three months ended March 31, 2008 are provided below.  Additionally, Federal Mogul’s results for the period March 1, 2008 through March 31, 2008 are provided below.

The four product groups of our Automotive segment have been aggregated for purposes of reporting our operating results below. Summarized statements of operations and performance data for the Automotive segment for the first quarters of fiscal 2009 and fiscal 2008 and the period March 1, 2008 through March 31, 2008 as follows (in millions of dollars):

					Period
	Three Months Ended		Variance		March 1, 2008
	March 31,		2009 vs 2008		through
	2009	2008	$	%	March 31, 2008

Net sales	$1,238	$1,859	$(621)	-33.4%	$646
Cost of sales	1,080	1,593	(513)	-32.2%	560
Gross margin	158	266	(108)	-40.6%	86
Expenses:
Selling, general and administrative expenses	197	235	(38)	-16.2%	77
Restructuring and impairment expenses, net	38	2	36	1800.0%	2
Total expenses	235	237	(2)	-0.8%	79

(Loss) income from continuing operations before interest, income taxes, other income, net	$(77)	$29	$(106)	N/M	$7

Net Sales

Net sales decreased by $621 million, or 33.4%, to $1,238 million for the first quarter of 2009 compared to $1,859 million in the corresponding prior year period.  In general, light and commercial vehicle OE production declined in all regions with a net impact on Federal-Mogul’s net sales of $461 million. The largest OE production declines were concentrated in North America. Despite these production declines, Federal-Mogul generally maintained its OE market share in all regions, with increased aftermarket share concentrated in North America. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported net sales by $163 million.

Gross margin

Gross margin was $158 million, or 12.8% of net sales, for the first quarter of fiscal 2009 and $266 million, or 14.3% of net sales, for the first quarter of fiscal 2008. Favorable productivity in excess of labor and benefits inflation of $22 million and net customer price increases of $3 million were more than offset by sales volume decreases that reduced margins by $159 million and material cost increases of $18 million. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported gross margin by $21 million.

In connection with fresh-start reporting completed as of December 31, 2007, Federal-Mogul’s inventory balances as of that date were increased by $68 million. During the three months ended March 31, 2008, Federal-Mogul recognized $68 million in additional cost of goods sold, which reduced gross margin by the same. The non-recurrence of this one-time event has resulted in an increase in gross margin for the three months ended March 31, 2009 when compared to the corresponding prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased by $38 million, or 16.2%, to $197 million.  The decrease was primarily due to an impact of exchange movements of $15 million and lower professional fees directly related to Chapter 11 and UK Administration of $9 million in the first quarter of fiscal 2009 as compared to the corresponding prior year period.   Additionally, research and development (“R&D”) costs, which are included in SG&A, were lower by $13 million in the first quarter of fiscal 2009 as compared to the corresponding prior year period.  As a percentage of OE sales, R&D was 5% and 4% for the first quarters of fiscal 2009 and fiscal 2008, respectively.

Restructuring and Impairment Expenses, net

Restructuring and impairment expenses increased by $36 million in the first quarter of fiscal 2009 to $38 million as compared to the corresponding prior year period.  The increase is primarily due to “Restructuring 2009” (as defined below) expenses of $38 million incurred in the first quarter of fiscal 2009. In September 2008, Federal-Mogul announced a restructuring plan, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce Federal-Mogul’s global workforce by 8,600 positions. Federal-Mogul continues to solidify the individual components of this plan, and will announce those components as plans are finalized. Federal-Mogul expects to incur additional restructuring expenses up to $18 million through the fiscal year ending December 31, 2009. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Metals

Our Metals segment is conducted through our indirect, wholly owned subsidiary, PSC Metals.

Summarized statements of operations and performance data for PSC Metals for the three months ended March 31, 2009 and 2008 are as follows (in millions of dollars):

	Three Months Ended		Variance
	March 31,		2009 vs. 2008
	2009	2008	$	%

Net sales	$76	$303	$(227)	-74.9%
Cost of sales	98	270	(172)	-63.7%
Gross profit	(22)	33	$(55)	-166.7%
Selling, general and administrative expenses	3	6	(3)	-50.0%
Impairment expenses	13	-	13	N/M
(Loss) income from continuing operations before interest,
income taxes and other income, net	$(38)	$27	$(65)	N/M
Ferrrous tons sold (in '000s)	208	549
Non-ferrous pounds sold (in '000s)	19,466	34,016

Net sales for the first quarter of fiscal 2009 decreased by $227 million, or 74.9%, to $76 million as compared to $303 million for the first quarter of fiscal 2008. This decrease was primarily due to a $156 million decline in ferrous revenues. Ferrous average pricing was approximately $147 per gross ton lower and ferrous shipments were 341,000 gross tons lower in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.   Revenues for all product lines in the first quarter of fiscal 2009 were significantly lower compared to the first quarter of fiscal 2008 as demand and prices for scrap metal fell to extremely low levels primarily due to historically low steel mill capacity utilization rates, as well as lower demand for metals from the housing, construction, automotive and infrastructure sectors of the economy.

Gross profit for the first quarter of fiscal 2009 decreased by $55 million, or 166.7%, to a loss of $22 million compared to a $33 million profit in the first quarter of fiscal 2008. As a percentage of net sales, cost of sales was 129% and 89% for the first quarter of fiscal 2009 and fiscal 2008, respectively.   Cost of sales for the first quarter of fiscal 2009 included a $13 million charge related to market adjustments due to falling scrap metal prices.  Falling demand and production levels increased operating costs per unit despite concerted efforts to align costs with volume.

As noted above, PSC Metals’ net sales for the first quarter of fiscal 2009 declined significantly as the demand and prices for scrap fell to extremely low levels due to historically low steel mill capacity utilization rates and declines in other sectors of the economy.  Given the indication of a potential impairment, PSC Metals completed a valuation of its goodwill and other indefinite- lived intangibles as of March 31, 2009, utilizing discounted cash flows based on current market conditions.  This valuation resulted in an impairment loss for goodwill and other indefinite-lived intangibles of $13 million which was recorded in the first quarter of fiscal 2009.

SG&A expenses decreased by $3 million, or 50.0%, to $3 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease is primarily due to the reversal of a prior year incentive accrual and lower spending for outside purchased services.

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

The following table summarizes the key operating data for our real estate activities for the three months ended March 31, 2009 and 2008 (in millions of dollars):

	Three Months Ended		Variance
	March 31,		2009 vs 2008
	2009	2008	$	%

Revenues	$22	$24	$(2)	-8.3%

Expenses	14	19	(5)	-26.3%

Income from continuing operations before interest and income taxes	$8	$5	$3	60.0%

Total revenues decreased by $2 million, or 8.3%, to $22 million in the first quarter of fiscal 2009 from $24 million in the first quarter of fiscal 2008. The decrease was primarily attributable to a decrease in property development sales activity due to the general slowdown in residential and vacation home sales. In the first quarter of fiscal 2009, we sold 3 residential units for approximately $3 million at an average price of $1.0 million. In the first quarter of fiscal 2008, we sold 11 residential units for approximately $12 million at an average price of $1.1 million.

Total expenses decreased by $5 million, or 26.3%, to $14 million in the first quarter of fiscal 2009 from $19 million in first quarter of fiscal 2008. The net decrease was primarily due to a decrease in property development sales activity and lower resort expenses, offset in part by an increase in net lease expenses due to the acquisition of properties during the third quarter of fiscal 2008.

Based on current residential sales conditions, we anticipate that property development sales will likely continue to decline throughout fiscal 2009. We may incur asset impairment charges if sales price assumptions and unit absorptions are not achieved.

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

Summarized statements of operations for the three months ended March 31, 2009 and 2008 included in the consolidated statements of operations is as follows (in millions of dollars):

	Three Months Ended		Variance
	March 31,		2009 vs 2008
	2009	2008	$	%

Net sales	$84	$114	$(30)	-26.3%
Cost of sales	79	105	(26)	-24.8%
Gross margin	5	9	(4)	-44.4%
Expenses:
Selling, general and administrative expenses	17	26	(9)	-34.6%
Restructuring and impairment charges	6	7	(1)	-14.3%
Total expenses	23	33	(10)	-30.3%
Loss from continuing operations before interest, income taxes and other income, net	$(18)	$(24)	$6	25.0%

Net sales decreased by $30 million, or 26.3%, to $84 million for first quarter of fiscal 2009 as compared to the first quarter of  fiscal 2008. Gross margin for the first quarter of fiscal 2009 decreased by $4 million, or 44.4%, to $5 million as compared to the first quarter of fiscal 2008. The decrease in net sales and gross margins continued to reflect lower sales due to the weak home textile retail environment, but has been mitigated by improvements in operating earnings as a result of lowering selling, general and administrative expenditures. WPI will continue to realign its manufacturing operations to optimize its cost structure, pursuing offshore sourcing arrangements that employ a combination of owned and operated facilities, joint ventures and third-party supply contracts.

Selling, general and administrative expenses for the first quarter of fiscal 2009 decreased by $9 million, or 34.6%, to $17 million as compared to the first quarter of fiscal 2008, reflecting WPI’s continuing efforts to reduce its selling, warehousing, shipping and general and administrative expenses. WPI continues to lower its selling, general and administrative expenditures by consolidating its locations, reducing headcount and applying more stringent oversight of expense areas where potential savings may be realized.

Restructuring and impairment charges decreased by $1 million, or 14.3%, to $6 million for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, primarily due to lower restructuring charges, partially offset by higher impairment charges related to plant closures during the first quarter of fiscal 2009.  Restructuring and impairment charges include severance, benefits and related costs, non-cash impairment charges related to plants that have been or will be closed, and continuing costs of closed plants and transition expenses.

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

WPI’s business is significantly influenced by the overall economic environment, including consumer spending, at the retail level, for home textile products. Certain U.S. retailers continue to report comparable store sales that were either negative or below their stated expectations. Many of these retailers are customers of WPI. Based on prevailing difficult economic conditions, it will likely be challenging for these same retailers during fiscal 2009. WPI believes that it provides adequate reserves against its accounts receivable to mitigate exposure to known or likely bad debt situations, as well as sufficient overall reserves for reasonably estimated situations, should this arise.

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

Summarized operating revenues and expenses for the Holding Company for the three months ended March 31, 2009 and 2008 are as follows (in millions of dollars):
	Three Months Ended
	March 31,		2009 vs 2008
	2009	2008	$	%

Net (loss) gain from investment activities	$(8)	$2	$(10)	NM
Interest, dividends and other income	2	19	(17)	-89.5%
Holding Company revenues	(6)	21	(27)	-128.6%
Holding Company expenses	4	7	(3)	-42.9%
(Loss) income from continuing operations before interest expense and income taxes	$(10)	$14	$(24)	NM

Net loss from investment activities was $8 million in the first quarter of fiscal 2009 as compared to a net gain of $2 million in the first quarter of fiscal 2008.  The net loss in the first quarter of fiscal 2009 is due to unrealized losses on investments as compared to unrealized gains in the first quarter of fiscal 2008.

Interest, dividends and other income decreased by $17 million, or 89.5%, to $2 million for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. This decrease was primarily due to lower yields on lower cash balances in the first quarter of fiscal 2009 as compared to the first quarter of 2008.

Expenses, excluding interest expense, decreased by $3 million, or 42.9%, to $7 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. The decrease is primarily due to lower professional and legal fees.

Interest Expense — Automotive, Holding Company and Other

Interest expense increased by $14 million, or 24.6%, to $71 in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. The increase is primarily due to a $13 million increase due to three months of interest expense incurred by our Automotive segment in the first quarter of fiscal 2009 as compared to one month of interest expense in the first quarter of fiscal 2008 as we consolidated Federal-Mogul’s results effective March 1, 2008.

Income Taxes

We recorded an income tax benefit of $10 million and an income tax expense of $20 million on pre-tax income of $117 million and pre-tax loss of $21 million for the three months ended March 31, 2009 and 2008, respectively.  Our effective income tax rate was (8.5)% and (95.2)% for the respective periods.  The difference between the effective tax rate and the statutory federal rate of 35% is due principally to income or losses from partnership entities in which taxes are the responsibility of the partners, as well as changes in valuation allowances.

Discontinued Operations

Results from discontinued operations for the three months ended March 31, 2009 were not material.  Results from discontinued operations for the three months ended March 31, 2008 included a gain on sales of discontinued operations of $476 million, net of income taxes of approximately $260 million, recorded on the sale of ACEP.  With respect to the taxes recorded on the sale of ACEP, $103 million was recorded as a deferred tax liability pursuant to a Code 1031Exchange transaction during the third quarter of fiscal 2008.  The sale of ACEP included the Stratosphere and three other Nevada gaming properties, which represented all of our remaining gaming operations.

The financial position and results of discontinued operations are presented as other assets in the consolidated balance sheets and discontinued operations in the consolidated statements of operations, respectively, for all periods presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). For further discussion, see Note 4, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements.

Liquidity and Capital Resources

Holding Company

As of March 31, 2009, we had cash and cash equivalents of approximately $1.1 billion and total debt of approximately $1.9 billion. We have made investments aggregating $1.2 billion in the Private Funds for which no special profits interest allocations or incentive allocations are applicable. As of March 31, 2009, the total value of this investment is $977 million, with an unrealized gain of $67 million for the first quarter of fiscal 2009. These amounts are reflected in the Private Funds’ net assets and earnings. In August 2006, we entered into a credit agreement with a consortium of banks pursuant to which we will be permitted to borrow up to $150 million. As of March 31, 2009, there were no borrowings under the facility. Additionally, as of March 31, 2009, based on certain minimum financial ratios, we and Icahn Enterprises Holdings could not incur additional indebtedness.  See Note 12, “Debt,” to the consolidated financial statements for additional information concerning credit facilities for our subsidiaries.

Pursuant to certain rights offering, our preferred limited partner units must be redeemed on March 31, 2010, the Redemption Date.  Each preferred unit has a liquidation preference of $10.00 and entitles the holder to receive distributions, payable solely in additional preferred units, at the rate of $0.50 per preferred unit per annum (which is equal to a rate of 5% of the liquidation preference thereof).  In addition, on the Redemption Date, subject to the approval of our Audit Committee, we may opt to redeem all of the preferred units for an amount, payable either in cash or depositary units, equal to the liquidation preference of the preferred units, plus any accrued but unpaid distributions thereon.  On the Redemption Date, if we elect to redeem the preferred units in cash, we believe that we will have sufficient cash available to do so; if we elect to redeem by issuance of our depositary units, we will have sufficient authorized depositary units available to do so.  As of March 31, 2009, there were 13,127,179 preferred units issued and outstanding.

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

Consolidated Cash Flows

Operating Activities

Net cash used in operating activities was $341 million for the three months ended March 31, 2009. Our Investment Management segment had $152 million used in continuing operations primarily driven by net investment transactions. Our Automotive, Holding Company and other segments had cash used in operating activities from continuing operations of $188 million primarily from net loss before non-cash charges of $44 million and changes in operating assets and liabilities of $144 million.

Investing Activities

Net cash used in investing activities was $50 million for the three months ended March 31, 2009, due to capital expenditures during the period.

Financing Activities

Net cash used in financing activities was $136 million for the three months ended March 31, 2009 of which $101 million is attributable to our Investment Management segment. Capital distributions to non-controlling interests of $109 million were offset in part by $8 million in capital contributions by non-controlling interests within our Investment Management segment. During the first quarter of fiscal 2009, we invested an additional $250 million in the Private Funds which has been eliminated in consolidation. Net cash used in financing activities attributable to our Automotive, Holding Company and other segments was $35 million for the three months ended March 31, 2009, due primarily to distributions and repayments of borrowings.

Borrowings

Debt consists of the following (in millions of dollars):

	March 31,	December 31,
	2009	2008
Senior unsecured variable rate convertible notes due 2013- Icahn Enterprises	$556	$556
Senior unsecured 7.125% notes due 2013 — Icahn Enterprises	961	961
Senior unsecured 8.125% notes due 2012 — Icahn Enterprises	352	352
Exit facilities — Federal-Mogul	2,495	2,495
Mortgages payable	122	123
Other	80	84
Total debt	$4,566	$4,571

See Note 12, “Debt,” to our consolidated financial statements for additional information concerning terms, restrictions and covenants of our debt. As of March 31, 2009 and December 31, 2008, we are in compliance with all debt covenants.

Contractual Commitments

There were no other material changes in our contractual obligations or any other liabilities reflected on our consolidated balance sheets compared to those reported in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 4, 2009.

Off-Balance Sheet Arrangements

We have off-balance sheet risk related to investment activities associated with certain financial instruments, including futures, options, credit default swaps and securities sold, not yet purchased. For additional information regarding these arrangements, please see Note 7, “Financial Instruments,” in our consolidated financial statements.

Discussion of Segment Liquidity and Capital Resources

Investment Management

Effective January 1, 2008, the General Partners are eligible to receive special profits interest allocations which, to the extent that they are earned, will generally be allocated at the end of each fiscal year. In the event that amounts earned from special profits interest allocations are not sufficient to cover the operating expenses of the Investment Management segment in any given year, the Holding Company has and intends to continue to provide funding as needed. The General Partners may also receive incentive allocations which are generally calculated and allocated to the General Partners at the end of each fiscal year. To the extent that incentive allocations are earned as a result of redemption events during interim periods, they are made to the General Partners in such periods. Additionally, certain incentive allocations earned by the General Partners have historically remained invested in the Private Funds which may also serve as an additional source of cash.

The investment strategy utilized by the Investment Management segment is generally not heavily reliant on leverage. As of March 31, 2009, the ratio of the notional exposure of the Private Funds’ invested capital to net asset value of the Private Funds was approximately 0.99 to 1.00 on the long side and 0.48 to 1.00 on the short side. The notional principal amount of an investment instrument is the reference amount that is used to calculate profit or loss on that instrument. The Private Funds historically have had, which we expect to continue to have, access to significant amounts of cash from prime brokers, subject to customary terms and market conditions.

Investment related cash flows in the consolidated Private Funds are classified within operating activities in our consolidated statements of cash flows. Therefore, there are no cash flows attributable to investing activities presented in the consolidated statements of cash flows.

Cash inflows from and distribution to investors in the Private Funds are classified within financing activities in our consolidated statements of cash flows. These amounts are reported as contributions from and distributions to non-controlling interests in consolidated affiliated partnerships. Net cash provided by financing activities was $149 million for the first quarter of fiscal 2009 due to capital contributions by non-controlling interests of $258 million during the first quarter of fiscal 2009 offset in part by $109 million in capital distributions to non-controlling interests. Capital contributions by non-controlling interest include our additional investment in the Private Funds of $250 million which have been eliminated in consolidation.

Automotive

We include the operating results and cash flows of Federal-Mogul in our consolidated financial statements effective March 1, 2008.

Cash flow used by operating activities was $160 million for the first three months of fiscal 2009, compared to cash provided from operating activities of $116 million for the comparable period of fiscal 2008.

Cash flow used by investing activities was $45 million in the first three months of fiscal 2009, compared to cash used by investing activities of $66 million for the comparable period of fiscal 2008.

Cash flow used by financing activities was $15 million for the first three months of fiscal 2009, compared to cash provided from financing activities of $285 million for the comparable period of fiscal 2008.

In connection with the consummation of the Plan, on the Effective Date, Federal-Mogul entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. Federal-Mogul borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008 for the purpose of refinancing obligations under the Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”) and the Indenture.  As of March 31, 2009, there was $494 million of borrowing availability under the revolving credit facility.

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

At March 31, 2009, Federal-Mogul was in compliance with all debt covenants under the Exit Facilities. Based on current forecasts, Federal-Mogul expects to be in compliance with all debt covenants through December 31, 2009. Changes in the business environment, market factors, macro-economic factors, or Federal-Mogul’s ability to achieve its forecasts and other factors outside of Federal-Mogul’s control could adversely impact its ability to remain in compliance with debt covenants. If Federal-Mogul were to not be in compliance at a measurement date, Federal-Mogul would be required to renegotiate the Exit Facilities. No assurance can be provided as to the impact of such actions.

Federal-Mogul maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom and the United States. Federal-Mogul’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $210 million and $221 million at March 31, 2009 and December 31, 2008, respectively. Dividends received from non-consolidated affiliates of Federal-Mogul during the first quarter of fiscal 2009 were not material.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $56 million. Federal-Mogul believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141(R), Business Combinations.  If this put option were exercised at its estimated current fair value, such exercise could have a material effect on Federal-Mogul’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between Federal-Mogul and its joint venture partner.

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

Federal-Mogul’s subsidiaries in Brazil, France, Germany, India, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $205 million and $222 million as of March 31, 2009 and December 31, 2008, respectively. Of those gross amounts, $185 million and $209 million, respectively, were factored without recourse and treated as sales under SFAS  No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the terms of these factoring arrangements, Federal-Mogul is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2009, Federal-Mogul had outstanding factored amounts of $14 million for which cash had not yet been drawn.

Metals

The primary source of cash from our Metals segment is from the operation of its properties.

As of March 31, 2009, our Metals segment had cash and cash equivalents of $38 million. During the first quarter of fiscal 2009, net cash used in operating activities was $9 million, resulting primarily from $23 million attributable to net loss, offset in part by a $10 million decrease in working capital.  The decrease in working capital was primarily due to receipt of a tax refund of $12 million.

Net cash used in investing activities for the first quarter of fiscal 2009 included capital spending of $4 million. Capital expenditures for the remainder of fiscal 2009 are expected to total approximately $9 million for existing facilities, and include work on a new shredder and ongoing growth and maintenance capital for existing recycling facilities.

Net cash used in financing activities for the first quarter of fiscal 2009 was not material.

Our Metals’ segment believes that its current cash levels and cash flow from operating activities are adequate to fund its ongoing operations and capital plan for the next 12 months.

Real Estate

Our Real Estate segment generates cash through rentals, leases and asset sales (principally sales of rental and residential properties) and the operation of resorts. All of these operations generate cash flows from operations.

At March 31, 2009, our Real Estate segment had cash and cash equivalents of $174 million.

 In the first quarter of fiscal 2009, cash provided by operating activities from continuing operations was $15 million resulting primarily from income from continuing operations of $6 million, non-cash charges of $4 million and a decrease in property development inventory of $1 million and changes in operating assets and liabilities of $4 million. Cash used in investing activities was $1 million. Cash used in financing activities was $1 million for payments of mortgage debt.

We expect operating cash flows to be positive from our Real Estate operations during fiscal 2009.

Home Fashion

At March 31, 2009, WPI had approximately $125 million of unrestricted cash and cash equivalents. There were no borrowings under the WestPoint Home revolving credit agreement as of March 31, 2009, but there were outstanding letters of credit of $11 million. Based upon the eligibility and reserve calculations within the agreement, WestPoint Home had unused borrowing availability of $35 million at March 31, 2009.

For the first quarter of fiscal 2009, the Home Fashion segment had a negative operating cash flow from continuing operations of $5 million. Negative operating cash flow in the first quarter of fiscal 2009 resulted primarily from loss from continuing operations before non-cash charges of $14 million, offset by changes in working capital of $9 million. WPI anticipates that its operating losses and restructuring charges will continue to be incurred for the remainder of fiscal 2009.

Capital expenditures by WPI were $1 million for the first quarter of fiscal 2009. Capital expenditures for fiscal 2009 are expected to total $5 million.

Through a combination of its existing cash on hand and its borrowing availability under the WestPoint Home senior secured revolving credit facility (together, an aggregate of $160 million), WPI believes that it has adequate capital resources and liquidity to meet its anticipated requirements to continue its operational restructuring initiatives and for working capital and capital spending through the next 12 months. In its analysis with respect to the sufficiency of adequate capital resources and liquidity, WPI has considered that its retail customers may continue to face either negative or flat comparable store sales for home textile products during fiscal 2009. However, depending upon the levels of additional acquisitions and joint venture investment activity, if any, additional financing, if needed, may not be available to WPI or, if available, the financing may not be on terms favorable to WPI. WPI’s estimates of its anticipated liquidity needs may not be accurate and new business opportunities or other unforeseen events could occur, resulting in the need to raise additional funds from outside sources.

Distributions

Depositary Units

On March 30, 2009, we paid a distribution of $0.25 per LP unit, aggregating $19 million, to depositary unitholders of record at the close of business on March 16, 2009.

On May 4, 2009, the Board of Directors approved a payment of a quarterly cash distribution of $0.25 per unit on our depositary units payable in the second quarter of fiscal 2009. The distribution will be paid on June 3, 2009, to depositary unitholders of record at the close of business on May 22, 2009. Under the terms of the indenture dated April 5, 2007 governing our variable rate notes due 2013, we will also be making a $0.15 distribution to holders of these notes in accordance with the formula set forth in the indenture.

Preferred Units

Pursuant to the terms of the preferred units, on February 23, 2009, we declared our scheduled annual preferred unit distribution payable in additional preferred units at the rate of 5% of the liquidation preference of $10.00. In addition, pursuant to the terms of the preferred units, on March 31, 2009, we distributed 624,925 preferred units to holders of record of our preferred units at the close of business on March 17, 2009.

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the first quarter of fiscal 2009 compared to those reported in our Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 4, 2009.

Recently Issued Accounting Pronouncements

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). On April 9, 2009, the FASB issued FSP FAS 115-2 and 124-2 which is intended to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. FSP 115-2 and 124-2 applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which amount represents the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting FSP 115-2 and 124-2 must also early adopt FSP 157-4 (as defined below). We are currently evaluating the impact of FSP 115-2 and 124-2 on our consolidated financial statements.

 FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). On April 9, 2009, the FASB issued FSP 157-4 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements. FSP 157-4 will be applied prospectively and retrospective application will not be permitted. FSP 157-4 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and 124-2.  We are currently evaluating the impact of FSP 157-4 on our consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which will amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS No. 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP 107-1 and APB 28-1only if it also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2. Since FSP 107-1 and APB-28-1 will require disclosures about fair values in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 will not have any impact on our consolidated financial statements.

Forward-Looking Statements

Statements included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provided by Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934, or the Exchange Act, as amended, or by Public Law 104-67.

Forward-looking statements regarding management’s present plans or expectations involve risks and uncertainties and changing economic or competitive conditions, as well as the negotiation of agreements with third parties, which could cause actual results to differ from present plans or expectations, and such differences could be material.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this document. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Also, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for fiscal 2008 that we filed with the SEC on March 4, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our significant market risks are primarily associated with interest rates and equity prices. Reference is made to Part II, Item 7A of our Annual Report on Form 10-K for fiscal 2008 that we filed with the SEC on March 4, 2009 for disclosures relating to interest rates and our equity prices. With the exception of the market risk of our Investment Management segment as discussed below, there have been no other material changes to our market risk during the first quarter of fiscal 2009.

Investment Management

The Private Funds hold investments that are reported at fair value as of the reporting date, which include securities owned, securities sold, not yet purchased and derivatives as reported on our consolidated balance sheets. Based on their respective balances as of March 31, 2009, we estimate that in the event of a 10% adverse change in the fair value of these investments, the fair values of securities owned, securities sold, not yet purchased, and derivatives would decrease by $368 million, $99 million and $62 million, respectively. However, as of March 31, 2009 we estimate that the impact to our share of the net gain or loss from investment activities reported on our consolidated statement of operations would be significantly less than the change in fair value since we have an investment of approximately 22.9% in these Private Funds, and the non-controlling interests in income would correspondingly offset approximately 77.1% of the change in fair value.

Item 4. Controls and Procedures

As of March 31, 2009, our management, including our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of Icahn Enterprises’ and our subsidiaries’ disclosure controls and procedures pursuant to the Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Icahn Enterprises and its subsidiaries are parties in a variety of legal actions arising out of the normal course of business.  For further information regarding our legal proceedings, see our Legal Proceedings set forth in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 4, 2009, and Note 19, “Commitments and Contingencies,” of the consolidated financial statements included in Part I of this Form 10-Q.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 4, 2009, did not materially change during the period covered by this report.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 15.1	Letter of Grant Thornton LLP regarding unaudited interim financial information
Exhibit 15.2	Letter of Ernst & Young LLP regarding unaudited interim financial information
Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ICAHN ENTERPRISES L.P.
(Registrant)
By:	Icahn Enterprises G.P. Inc., its general partner

By:	/s/ Dominick Ragone
Dominick Ragone
Chief Financial Officer

Date:   May 6, 2009